Form 10-Q
period 2018-03-31
CENTERPOINT ENERGY INC
filed 2018-05-04
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

As of April 24, 2018, CenterPoint Energy, Inc. had 431,473,292 shares of common stock outstanding, excluding 166 shares held as treasury stock.

CENTERPOINT ENERGY, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

i

GLOSSARY
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AMA	Asset Management Agreement
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
Bond Companies	Wholly-owned, bankruptcy remote entities formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
COLI	Corporate-owned life insurance
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets of Continuum Energy Services, LLC

DCRF	Distribution Cost Recovery Factor
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
Enable	Enable Midstream Partners, LP
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
Gas Daily	Platts gas daily indices
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
kV	Kilovolt
LIBOR	London Interbank Offered Rate
Meredith	Meredith Corporation

GLOSSARY
Merger
The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NOPR	Notice of Proposed Rulemaking
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Time	Time Inc.
Time Common	Time common stock

GLOSSARY
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TW	Time Warner Inc.
TW Common	TW common stock
TW Securities	As of March 31, 2018, consisted of Charter Common and TW Common and as of December 31, 2017, consisted of Charter Common, Time Common and TW Common
Vectren	Vectren Corporation, an Indiana corporation
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017

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

•	our ability to mitigate weather impacts through normalization or rate mechanisms, and the effectiveness of such mechanisms;

•	the timing and extent of changes in commodity prices, particularly natural gas, and the effects of geographic and seasonal commodity price differentials;

•	actions by credit rating agencies;

•	changes in interest rates and their impact on our costs of borrowing and the valuation of our pension benefit obligation;

v

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

•
our or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses (including a reduction of our interests in Enable, if any, whether through our decision to sell all or a portion of the Enable common units we own in the public equity markets or otherwise, subject to certain limitations), which we cannot assure you will be completed or will have the anticipated benefits to us or Enable;

•
the expected timing, likelihood and benefits of completion of the Merger, including the timing, receipt and terms and conditions of any required approvals by Vectren’s shareholders and governmental and regulatory agencies that could reduce anticipated benefits or cause the parties to delay or abandon the Merger, as well as the ability to successfully integrate the businesses and realize anticipated benefits, the possibility that long-term financing for the Merger may not be put in place before the closing of the Merger and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us and our subsidiaries;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K and in Item 1A of Part II of this Form 10-Q, which are incorporated herein by reference, and other reports we file from time to time with the SEC.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenues:
Utility revenues	$1,894	$1,546
Non-utility revenues	1,261	1,189
Total	3,155	2,735

Expenses:
Utility natural gas	637	450
Non-utility natural gas	1,273	1,129
Operation and maintenance	569	543
Depreciation and amortization	314	226
Taxes other than income taxes	111	96
Total	2,904	2,444
Operating Income	251	291

Other Income (Expense):
Gain on marketable securities	1	44
Loss on indexed debt securities	(18)	(10)
Interest and other finance charges	(78)	(78)
Interest on Securitization Bonds	(16)	(20)
Equity in earnings of unconsolidated affiliate, net	69	72
Other, net	3	—
Total	(39)	8

Income Before Income Taxes	212	299
Income tax expense	47	107
Net Income	$165	$192

Basic Earnings Per Share	$0.38	$0.45

Diluted Earnings Per Share	$0.38	$0.44

Dividends Declared Per Share	$—	$0.2675

Weighted Average Shares Outstanding, Basic	431	431

Weighted Average Shares Outstanding, Diluted	434	433

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$165	$192
Other comprehensive income:
Adjustment to pension and other postretirement plans (net of tax of $1 and $1)	1	1
Net deferred gain (loss) from cash flow hedges (net of tax of $1 and $-0-)	4	(1)
Total	5	—
Comprehensive income	$170	$192

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	March 31, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents ($181 and $230 related to VIEs, respectively)	$219	$260
Investment in marketable securities	944	960
Accounts receivable ($86 and $73 related to VIEs, respectively), less bad debt reserve of $23 and $19, respectively	1,081	1,000
Accrued unbilled revenues	275	427
Natural gas inventory	81	222
Materials and supplies	176	175
Non-trading derivative assets	84	110
Prepaid expenses and other current assets ($37 and $35 related to VIEs, respectively)	189	241
Total current assets	3,049	3,395

Property, Plant and Equipment:
Property, plant and equipment	19,294	19,031
Less: accumulated depreciation and amortization	6,089	5,974
Property, plant and equipment, net	13,205	13,057

Other Assets:
Goodwill	867	867
Regulatory assets ($1,455 and $1,590 related to VIEs, respectively)	2,213	2,347
Non-trading derivative assets	52	44
Investment in unconsolidated affiliate	2,467	2,472
Preferred units – unconsolidated affiliate	363	363
Other	194	191
Total other assets	6,156	6,284

Total Assets	$22,410	$22,736

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2018	December 31, 2017
Current Liabilities:
Short-term borrowings	$—	$39
Current portion of VIE Securitization Bonds long-term debt	444	434
Indexed debt, net	119	122
Current portion of other long-term debt	50	50
Indexed debt securities derivative	674	668
Accounts payable	712	963
Taxes accrued	176	181
Interest accrued	77	104
Dividends accrued	—	120
Non-trading derivative liabilities	21	20
Other	343	368
Total current liabilities	2,616	3,069

Other Liabilities:
Deferred income taxes, net	3,160	3,174
Non-trading derivative liabilities	12	4
Benefit obligations	723	785
Regulatory liabilities	2,505	2,464
Other	361	357
Total other liabilities	6,761	6,784

Long-term Debt:
VIE Securitization Bonds, net	1,260	1,434
Other long-term debt, net	6,916	6,761
Total long-term debt, net	8,176	8,195

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 431,471,369 shares and 431,044,845 shares outstanding, respectively	4	4
Additional paid-in capital	4,208	4,209
Retained earnings	708	543
Accumulated other comprehensive loss	(63)	(68)
Total shareholders’ equity	4,857	4,688

Total Liabilities and Shareholders’ Equity	$22,410	$22,736

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$165	$192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	226
Amortization of deferred financing costs	6	6
Deferred income taxes	(17)	85
Unrealized gain on marketable securities	(1)	(44)
Loss on indexed debt securities	18	10
Write-down of natural gas inventory	1	—
Equity in earnings of unconsolidated affiliate, net of distributions	(9)	(72)
Pension contributions	(62)	(2)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	39	114
Inventory	139	74
Taxes receivable	—	16
Accounts payable	(209)	(122)
Fuel cost recovery	64	(6)
Non-trading derivatives, net	64	(32)
Margin deposits, net	(28)	(46)
Interest and taxes accrued	(32)	(82)
Net regulatory assets and liabilities	42	15
Other current assets	(15)	(5)
Other current liabilities	1	(27)
Other assets	(3)	(4)
Other liabilities	5	15
Other, net	2	6
Net cash provided by operating activities	484	317
Cash Flows from Investing Activities:
Capital expenditures	(362)	(312)
Acquisitions, net of cash acquired	—	(132)
Distributions from unconsolidated affiliate in excess of cumulative earnings	14	74
Proceeds from sale of marketable securities	16	—
Other, net	1	(2)
Net cash used in investing activities	(331)	(372)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(39)	(35)
Proceeds from (payments of) commercial paper, net	(837)	227
Proceeds from long-term debt, net	997	298
Payments of long-term debt	(165)	(405)
Debt issuance costs	(7)	(2)
Payment of dividends on common stock	(120)	(115)
Distribution to ZENS note holders	(16)	—
Other, net	(5)	(4)
Net cash used in financing activities	(192)	(36)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(39)	(91)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	296	381
Cash, Cash Equivalents and Restricted Cash at End of Period	$257	$290

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2017 Form 10-K.

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

As of March 31, 2018, CenterPoint Energy also owned an aggregate of 14,520,000 Series A Preferred Units in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets, and CERC Corp. owned approximately 54.0% of the common units representing limited partner interests in Enable.

As of March 31, 2018, CenterPoint Energy had VIEs consisting of the Bond Companies, which it consolidates. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy.

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

(2) New Accounting Pronouncements

The following table provides an overview of recently adopted or issued accounting pronouncements applicable to CenterPoint Energy.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2014-09- Revenue from Contracts with Customers (Topic 606) and related amendments
This standard provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.
Transition method: modified retrospective

January 1, 2018
CenterPoint Energy added a revenue recognition footnote (Note 3) to address the disclosure requirements, and it did not identify significant changes to revenue recognition. A substantial amount of CenterPoint Energy’s revenues are tariff and derivative based, which were not significantly impacted by these ASUs.

ASU 2017-05- Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This standard clarifies when and how to apply ASC 610-20, which was issued as part of ASU 2014-09. It amends or supersedes the guidance in ASC 350 and ASC 360 on determining a gain or loss recognized upon the derecognition of nonfinancial assets.
Transition method: modified retrospective
January 1, 2018
ASU 2017-05 eliminates industry specific guidance, including ASC 360-20 Property, Plant, and Equipment - Real Estate Sales, for the recognition of gains or losses upon the sale of in-substance real estate. CenterPoint Energy elected to apply the practical expedient upon adoption to only evaluate transactions that were not determined to be complete as of the date of adoption. Subsequent to adoption, gains or losses on sales or dilution events in CenterPoint Energy’s investment in Enable may result in gains or losses recognized in earnings. See Note 8 for further discussion.

ASU 2016-01-Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2018-03-Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This standard requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. It also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities.
Transition method: cumulative-effect adjustment to beginning retained earnings, and two features prospective
January 1, 2018
The adoption of this standard did not have an impact on CenterPoint Energy’s financial position, results of operations or cash flows. CenterPoint Energy elected the practicability exception for investments without a readily determinable fair value to be measured at cost for the Series A Preferred Units in Enable, which were previously accounted for under the cost method. See Note 8 for further discussion.

ASU 2016-15- Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This standard provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications.
Transition method: retrospective
January 1, 2018
The adoption did not have a material impact on CenterPoint Energy’s financial position, results of operations or disclosures. However, the statement of cash flows reflects an increase in investing activities and a corresponding decrease in operating activities of $-0- and $2 million for the three months ended March 31, 2018 and 2017, respectively, due to the requirement that cash proceeds from COLI policies be classified as cash inflows from investing activity.

ASU 2016-18- Statement of Cash Flows (Topic 230): Restricted Cash
This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet.
Transition method: retrospective
January 1, 2018
The adoption of this standard did not have an impact on CenterPoint Energy’s financial position, results of operations or disclosures. However, the statement of cash flows is reconciled to cash, cash equivalents and restricted cash, resulting in a decrease in investing activities of $2 million and an increase in investing activities of $4 million for the three months ended March 31, 2018 and 2017, respectively.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2017-01- Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard revises the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then under ASU 2017-01, the asset or group of assets is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs to be more closely aligned with how outputs are described in ASC 606.
Transition method: prospective
January 1, 2018
The adoption of this revised definition will reduce the number of transactions that are accounted for as a business combination, and therefore may have a potential impact on CenterPoint Energy’s accounting for future acquisitions.

ASU 2017-04- Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This standard eliminates Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Transition method: prospective
		January 1, 2018	The adoption of this standard will have an impact on CenterPoint Energy’s future calculation of goodwill impairments if an impairment is identified.
ASU 2017-07- Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets.
Transition method: retrospective for the presentation of the service cost component and other components; prospective for the capitalization of the service cost component
January 1, 2018
The adoption of this standard did not have a material impact on CenterPoint Energy’s financial position, results of operations, cash flows or disclosures; however, it resulted in an increase to operating income and a corresponding decrease to other income of $14 million and $17 million in the three months ended March 31, 2018 and 2017, respectively. Other components previously capitalized in assets will be recorded as regulatory assets in CenterPoint Energy’s rate-regulated businesses, prospectively.

ASU No. 2017-09- Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes.
Transition method: prospective
		January 1, 2018	The adoption of this standard will have an impact on CenterPoint Energy’s accounting for future changes to share-based payment awards.

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2016-02- Leases (Topic 842) and related amendments ASU 2018-01- Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842
ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting.
Transition method: modified retrospective

ASU 2018-01 allows entities to elect not to assess whether existing land easements that were not previously accounted for in accordance with ASC 840 Leases under ASC 842 Leases when transitioning to the new leasing standard.
January 1, 2019 Early adoption is permitted
CenterPoint Energy will elect the practical expedient on existing easements provided by ASU 2018-01 and is evaluating other available transitional practical expedients. CenterPoint Energy is in the process of reviewing contracts to identify leases as defined in ASU 2016-02 and expects to recognize on the statements of financial position right-of-use assets and lease liabilities for the majority of its leases that are currently classified as operating leases. CenterPoint Energy is continuing to assess the impact that adoption of these standards will have on its financial position, results of operations, cash flows and disclosures.

ASU 2017-12- Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This standard expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, eases certain documentation and assessment requirements and updates the presentation and disclosure requirements.
Transition method: cumulative-effect adjustment for elimination of the separate measurement of ineffectiveness; prospective for presentation and disclosure
		January 1, 2019 Early adoption is permitted	CenterPoint Energy is currently assessing the impact that adoption of this standard will have on its financial position, results of operations, cash flows and disclosures.

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2018-02-Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and requires entities to provide certain disclosures regarding stranded tax effects.
Transition method: either in the period of adoption or retrospective
January 1, 2019 Early adoption is permitted
The adoption of this standard will allow CenterPoint Energy to reclass stranded deferred tax adjustments primarily related to benefit plans from other comprehensive income to retained earnings. CenterPoint Energy is currently assessing the impact that adoption of this standard will have on its financial position and disclosures.

Management believes that other recently adopted standards and recently issued standards that are not yet effective will not have a material impact on CenterPoint Energy’s financial position, results of operations or cash flows upon adoption.

(3) Revenue Recognition

CenterPoint Energy adopted ASC 606 and all related amendments on January 1, 2018 using the modified retrospective method for those contracts that were not completed as of the date of adoption. Application of the new revenue standard did not result in a cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard did not have a material impact on CenterPoint Energy’s financial position, results of operations or cash flows.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which CenterPoint Energy expects to be entitled to receive in exchange for these goods or services. Contract assets and liabilities are not material.

The following tables disaggregate revenues by major source:

	Three Months Ended March 31, 2018
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$761	$1,186	$178	$1	$2,126
Derivatives income	(4)	—	1,107	—	1,103
Other (3)	(6)	(33)	—	3	(36)
Eliminations	—	(10)	(28)	—	(38)
Total revenues	$751	$1,143	$1,257	$4	$3,155

	Three Months Ended March 31, 2017
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$644	$925	$142	$1	$1,712
Derivatives income	1	—	1,054	—	1,055
Other (3)	(6)	(9)	—	3	(12)
Eliminations	—	(9)	(11)	—	(20)
Total revenues	$639	$907	$1,185	$4	$2,735

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

(3)
Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. CenterPoint Energy recognizes ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period.

Revenues from Contracts with Customers

Electric Transmission & Distribution. Houston Electric distributes electricity to customers over time and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the PUCT, is recognized as electricity is delivered and represents amounts both billed and unbilled. Discretionary services requested by customers are provided at a point in time with control transferring upon the completion of the service. Revenue for discretionary services is recognized upon completion of service based on the tariff rates set by the PUCT. Payments for electricity distribution and discretionary services are aggregated and received on a monthly basis. Houston Electric performs transmission services over time as a stand-ready obligation to provide a reliable network of transmission systems. Revenue is recognized upon time elapsed, and the monthly tariff rate set by the PUCT. Payments are received on a monthly basis.

Natural Gas Distribution. CERC distributes and transports natural gas to customers over time, and customers consume the natural gas when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the state governing agency for that service area, is recognized as natural gas is delivered and represents amounts both billed and unbilled. Discretionary services requested by the customer are satisfied at a point in time and revenue is recognized upon completion of service and the tariff rates set by the applicable state regulator. Payments of natural gas distribution, transportation and discretionary services are aggregated and received on a monthly basis.

Energy Services. The majority of CES natural gas sales contracts are considered a derivative, as the contracts typically have a stated minimum or contractual volume of delivery.

For contracts in which CES delivers the full requirement of the natural gas needed by the customer and a volume is not stated, a contract as defined under ASC 606 is created upon the customer’s exercise of its option to take natural gas. CES supplies natural gas to retail customers over time as customers consume the natural gas when delivered. For wholesale customers, CES supplies natural gas at a point in time because the wholesale customer is presumed to have storage capabilities. Control is transferred to both types of customers upon delivery of natural gas. Revenue is recognized on a monthly basis based on the estimated volume of natural gas delivered and the price agreed upon with the customer. Payments are received on a monthly basis.

AMAs are natural gas sales contracts under which CES also assumes management of a customer’s physical storage and/or transportation capacity. AMAs have two distinct performance obligations, which consist of natural gas sales and natural gas delivery because delivery could occur separate from the sale of natural gas (e.g., from storage to customer premises). Most AMAs’ natural gas sales performance obligations are accounted for as embedded derivatives. The transaction price is allocated between the sale of natural gas and the delivery based on the stand-alone selling price as stated in the contract. CES performs natural gas delivery over time as customers take delivery of the natural gas and recognizes revenue on an aggregated monthly basis based on the volume of natural gas delivered and the fees stated within the contract. Payments are received on a monthly basis.

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price.

(4) Employee Benefit Plans

CenterPoint Energy’s net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and post retirement benefits:

	Three Months Ended March 31,
	2018		2017
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(in millions)
Service cost (1)	$9	$—	$9	$—
Interest cost (2)	20	3	22	4
Expected return on plan assets (2)	(27)	(1)	(24)	(1)
Amortization of prior service cost (credit) (2)	2	(1)	2	(1)
Amortization of net loss (2)	11	—	14	—
Net periodic cost	$15	$1	$23	$2

(1)	Included in Operation and maintenance expense in the Condensed Statements of Consolidated Income.

(2)	Included in Other, net in the Condensed Statements of Consolidated Income.

CenterPoint Energy’s changes in accumulated other comprehensive loss related to defined benefit and postretirement plans are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Beginning Balance	$(66)	$(72)
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (1)	2	2
Tax expense	(1)	(1)
Net current period other comprehensive income	1	1
Ending Balance	$(65)	$(71)

(1)	These accumulated other comprehensive components are included in the computation of net periodic cost.

CenterPoint Energy expects to contribute a minimum of approximately $67 million to its pension plans in 2018, of which approximately $62 million was contributed during the three months ended March 31, 2018.

CenterPoint Energy expects to contribute a total of approximately $16 million to its postretirement benefit plan in 2018, of which approximately $4 million was contributed during the three months ended March 31, 2018.

(5) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on CenterPoint Energy’s Condensed Consolidated Balance Sheets:

	March 31, 2018	December 31, 2017
	(in millions)
Regulatory Assets:
Current regulatory assets (1)	$65	$130
Non-current regulatory assets:
Securitized regulatory assets	1,455	1,590
Unrecognized equity return (2)	(266)	(287)
Unamortized loss on reacquired debt	74	75
Pension and postretirement-related regulatory asset (3)	636	646
Hurricane Harvey restoration costs (4)	64	64
Regulatory assets related to TCJA (5)	48	48
Other long-term regulatory assets (6)	202	211
Total non-current regulatory assets	2,213	2,347
Total regulatory assets	2,278	2,477
Regulatory Liabilities:
Current regulatory liabilities (7)	43	24
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (5)	1,373	1,354
Estimated removal costs	882	878
Other long-term regulatory liabilities	250	232
Total non-current regulatory liabilities	2,505	2,464
Total regulatory liabilities	2,548	2,488
Total regulatory assets and liabilities, net	$(270)	$(11)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in CenterPoint Energy’s Condensed Consolidated Balance Sheets.

(2)
The unrecognized equity return will be recognized as it is recovered in rates through 2024. During the three months ended March 31, 2018 and 2017, Houston Electric recognized approximately $21 million and $7 million, respectively, of the allowed equity return. The timing of CenterPoint Energy’s recognition of the equity return will vary each period based on amounts actually collected during the period. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

(3)
Includes a portion of NGD’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates that is being deferred for rate making purposes. Deferred pension and other postemployment expenses of $6 million and $7 million as of March 31, 2018 and December 31, 2017, respectively, were not earning a return.

(4)	CenterPoint Energy is not earning a return on its Hurricane Harvey restoration costs.

(5)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities.

(6)	Other long-term regulatory assets that are not earning a return were not material as of March 31, 2018 and December 31, 2017.

(7)	Current regulatory liabilities are included in Other current liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets.

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

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees commodity price, weather and credit risk activities, including CenterPoint Energy’s marketing, risk management services and hedging activities. The committee’s duties are to establish CenterPoint Energy’s commodity risk policies, allocate board-approved commercial risk limits, approve the use of new products and commodities, monitor positions and ensure compliance with CenterPoint Energy’s commercial risk management policy and procedures and limits established by CenterPoint Energy’s Board of Directors.

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

Weather Hedges. CenterPoint Energy has weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi, Minnesota and Oklahoma. NGD and electric operations in Texas do not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to CenterPoint Energy’s other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on NGD’s results in Texas and on electric operations’ results in its service territory.

CenterPoint Energy enters into winter season weather hedges from time to time for certain NGD jurisdictions and electric operations’ service territory to mitigate the effect of fluctuations from normal weather on results of operations and cash flows. These weather hedges are based on heating degree days at 10-year normal weather.

The table below summarizes CenterPoint Energy’s current weather hedge activity:

			Three Months Ended March 31,
Jurisdiction	Winter Season	Bilateral Cap	2018	2017
		(in millions)
Certain NGD jurisdictions	2017 – 2018	$8	$—	$—
Electric operations’ service territory	2017 – 2018	9	(4)	—
Electric operations’ service territory	2016 – 2017	9	—	1
Total (1)			$(4)	$1

(1)	Weather hedge gains (losses) are recorded in Revenues in the Condensed Statements of Consolidated Income.

Hedging of Interest Expense for Future Debt Issuances. In January and February 2018, Houston Electric entered into forward interest rate agreements with multiple counterparties, having an aggregate notional amount of $200 million. These agreements were executed to hedge, in part, volatility in the 30-year U.S. treasury rate by reducing Houston Electric’s exposure to variability in cash flows related to interest payments of Houston Electric’s $400 million issuance of fixed rate debt in February 2018. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of realized gains associated with the forward interest rate agreements, which totaled approximately $5 million, is a component of accumulated other comprehensive income in 2018 and will be amortized over the life of the fixed rate debt.

In March 2018, CERC Corp. entered into forward interest rate agreements with multiple counterparties, having an aggregate notional amount of $450 million. These agreements were executed to hedge, in part, volatility in the 5-year and 10-year U.S. treasury rates by reducing CERC Corp.’s exposure to variability in cash flows related to interest payments of CERC Corp.’s $600 million issuance of fixed rate debt in March 2018. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of realized losses associated with the forward interest rate agreements, which totaled less than $1 million, is a component of accumulated other comprehensive income in 2018 and will be amortized over the life of the fixed rate debt.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about CenterPoint Energy’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CenterPoint Energy’s Derivative Assets and Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments
	March 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$1	$1
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	86	2
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	52	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	18	70
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	9	42
Indexed debt securities derivative	Current Liabilities	—	674
Total		$166	$789

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,735 Bcf or a net 437 Bcf long position.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $103 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $52 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$105	$(21)	$84
Other Assets: Non-trading derivative assets	61	(9)	52
Current Liabilities: Non-trading derivative liabilities	(73)	52	(21)
Other Liabilities: Non-trading derivative liabilities	(42)	30	(12)
Total	$51	$52	$103

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
	December 31, 2017
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$13	$1
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	114	4
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	44	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	38	78
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	9	24
Indexed debt securities derivative	Current Liabilities	—	668
Total		$218	$775

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,795 Bcf or a net 224 Bcf long position.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $130 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $19 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
	Income Statement Location	2018	2017
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$—	$3
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(2)	(4)
Total increase in Expenses: Natural Gas (1)		$(2)	$(1)
Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$57	$96
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(69)	(67)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(18)	(10)
Total - derivatives not designated as hedging instruments		$(30)	$19

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

CenterPoint Energy enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of both March 31, 2018 and December 31, 2017 was $2 million.  CenterPoint Energy posted no assets as collateral toward derivative instruments that contain credit risk contingent features as of either March 31, 2018 or December 31, 2017.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of both March 31, 2018 and December 31, 2017, $2 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CenterPoint Energy’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Energy develops these inputs based on the best information available, including CenterPoint Energy’s own data. A market approach is utilized to value CenterPoint Energy’s Level 3 assets or liabilities. As of March 31, 2018, CenterPoint Energy’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options and its indexed debt securities. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.36 to $3.26 per MMBtu) as an unobservable input. CenterPoint Energy’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices. If forward prices decrease, CenterPoint Energy’s long forwards and options lose value whereas its short forwards and options gain in value. CenterPoint Energy’s Level 3 indexed debt securities are valued using a Black-Scholes option model and a discounted cash flow model, which use option volatility (19%) and a projected dividend growth rate (6%) as unobservable inputs. An increase in either volatilities or projected dividends will increase the value of the indexed debt securities, and a decrease in either the volatilities or projected dividends will decrease the value of the indexed debt securities.

CenterPoint Energy determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2018, there were no transfers between Level 1 and 2. CenterPoint Energy also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CenterPoint Energy’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by CenterPoint Energy to determine such fair value.

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance

	(in millions)
Assets
Corporate equities	$946	$—	$—	$—	$946
Investments, including money market funds (2)	70	—	—	—	70
Natural gas derivatives (3)	—	147	19	(30)	136
Total assets	$1,016	$147	$19	$(30)	$1,152
Liabilities
Indexed debt securities derivative	$—	$—	$674	$—	$674
Natural gas derivatives (3)	—	108	7	(82)	33
Hedged portion of natural gas inventory	8	—	—	—	8
Total liabilities	$8	$108	$681	$(82)	$715

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy to settle positive and negative positions and also include cash collateral of $52 million posted with the same counterparties.

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

(2)	Amounts are included in Prepaid expenses and other current assets and Other assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2018	2017
	(in millions)
Beginning balance	$(622)	$(704)
Total gains (losses)	(4)	6
Total settlements	(34)	(4)
Transfers into Level 3	—	1
Transfers out of Level 3	(2)	1
Ending balance (1)	$(662)	$(700)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(5)	$5

(1)	CenterPoint Energy did not have significant Level 3 sales or purchases during either of the three months ended March 31, 2018 or 2017.

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

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$8,670	$9,008	$8,679	$9,220

(8) Unconsolidated Affiliate

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting for in-substance real estate. Upon the adoption of ASU 2014-09 and ASU 2017-05 on January 1, 2018, CenterPoint Energy evaluated transactions in its investment in Enable that occurred prior to January 1, 2018 (the effective date) and concluded a cumulative effect adjustment to the opening balance of retained earnings was not required. See Note 2 for further discussion.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to its equity investment, its Series A Preferred Unit investment and its outstanding current accounts receivable from Enable.

Limited Partner Interest and Units Held in Enable:

	March 31, 2018
	Limited Partner Interest (1)	Common Units	Series A Preferred Units (2)
CenterPoint Energy	54.0%	233,856,623	14,520,000
OGE	25.6%	110,982,805	—
Public unitholders	20.4%	88,232,573	—
Total units outstanding	100.0%	433,072,001	14,520,000

(1)	Excluding the Series A Preferred Units owned by CenterPoint Energy.

(2)
The carrying amount of the Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on the Condensed Consolidated Balance Sheets, was $363 million as of both March 31, 2018 and December 31, 2017. No impairment charges or adjustment due to observable price changes were made during the current or prior reporting periods. See Note 2 for further discussion.

Generally, sales to any person or entity (including a series of sales to the same person or entity) of more than 5% of the aggregate of the common units CenterPoint Energy owns in Enable or sales to any person or entity (including a series of sales to the same person or entity) by OGE of more than 5% of the aggregate of the common units it owns in Enable are subject to mutual rights of first offer and first refusal set forth in Enable’s Agreement of Limited Partnership.

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

Distributions Received from Enable:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Investment in Enable common units	$74	$74
Investment in Enable Series A Preferred Units	9	9
Total	$83	$83

As of March 31, 2018, CERC Corp. and OGE also owned 40% and 60%, respectively, of the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per common unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per common unit in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

Transactions with Enable:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Reimbursement of transition services (1)	$2	$2
Natural gas expenses, including transportation and storage costs	37	33

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	March 31, 2018	December 31, 2017
	(in millions)
Accounts receivable for amounts billed for transition services	$1	$1
Accounts payable for natural gas purchases from Enable	11	13

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating revenues	$748	$666
Cost of sales, excluding depreciation and amortization	375	308
Operating income	139	140
Net income attributable to Enable	105	111
Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s interest	$57	$60
Basis difference amortization (1)	12	12
CenterPoint Energy’s equity in earnings, net	$69	$72

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable’s earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in Enable’s net assets. The basis difference is amortized over approximately 31 years, the average life of the assets to which the basis difference is attributed.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Current assets	$413	$416
Non-current assets	11,274	11,177
Current liabilities	1,404	1,279
Non-current liabilities	2,664	2,660
Non-controlling interest	11	12
Preferred equity	362	362
Enable partners’ equity	7,246	7,280
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,913	$3,935
CenterPoint Energy’s basis difference	(1,446)	(1,463)
CenterPoint Energy’s equity method investment in Enable	$2,467	$2,472

(9) Goodwill and Other Intangibles

Goodwill by reportable business segment as of both March 31, 2018 and December 31, 2017 is as follows:

	(in millions)
Natural Gas Distribution	$746
Energy Services	110	(1)
Other Operations	11
Total	$867
(1) Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Other non-current assets on the Condensed Consolidated Balance Sheets.

		March 31, 2018			December 31, 2017
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in years)	(in millions)
Customer relationships	15	$86	$(23)	$63	$86	$(21)	$65
Covenants not to compete	4	4	(2)	2	4	(2)	2
Other	Various	15	(9)	6	15	(8)	7
Total		$105	$(34)	$71	$105	$(31)	$74

	Three Months Ended March 31,
	2018	2017
	(in millions)
Amortization expense of intangible assets	$3	$2

(10) Indexed Debt Securities (ZENS) and Securities Related to ZENS

(a) Investment in Securities Related to ZENS

In 1995, CenterPoint Energy sold a cable television subsidiary to TW and received certain TW securities as partial consideration. A subsidiary of CenterPoint Energy holds shares of certain securities detailed in the table below, which are classified as trading securities and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. Unrealized gains and losses resulting from changes in the market value of the TW Securities are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Shares Held
	March 31, 2018	December 31, 2017
TW Common	7,107,130	7,107,130
Time Common	—	888,392
Charter Common	872,503	872,503

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding as of March 31, 2018. Each ZENS was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

On October 22, 2016, AT&T announced that it had entered into a definitive agreement to acquire TW in a stock and cash transaction. On February 15, 2017, TW shareholders approved the announced transaction with AT&T. Pursuant to the merger agreement, upon closing of the merger, TW shareholders would receive for each of their shares of TW Common an estimated implied value of $107.50, comprised of $53.75 per share in cash and $53.75 per share in AT&T Common. The stock portion will be subject to a collar such that TW shareholders will receive 1.437 shares of AT&T Common if AT&T Common’s average stock price is below $37.411 at closing and 1.3 shares of AT&T Common if AT&T Common’s average stock price is above $41.349 at closing. Cash received for the TW Common reference shares would subsequently be distributed to ZENS holders, which is expected to reduce the contingent principal balance, and reference shares would consist of Charter Common, Time Common and AT&T Common. In November 2017, the U.S. Department of Justice filed a civil antitrust lawsuit to block AT&T’s acquisition of TW. AT&T has announced it does not expect the outcome of this matter to prohibit the acquisition. Such proceedings began March 19, 2018 and the judge’s ruling is expected by June 12, 2018.

On November 26, 2017, Meredith announced that it had entered into a definitive merger agreement with Time. Pursuant to the merger agreement, upon closing of the merger, a subsidiary of Meredith would purchase for cash all outstanding Time Common shares for $18.50 per share. The transaction was consummated on January 31, 2018. CenterPoint Energy elected to make a reference share offer adjustment and distribute additional interest, if any, in accordance with the terms of its ZENS rather than electing to increase the early exchange ratio to 100%. CenterPoint Energy’s distribution of additional interest in connection with the reference share offer was proportionate to the percentage of eligible shares that were validly tendered by Time stockholders in Meredith’s tender offer. CenterPoint Energy received $18.50 for each share of Time Common held, resulting in cash proceeds of approximately $16 million. In accordance with the terms of the ZENS, CenterPoint Energy distributed additional interest of approximately $16 million to ZENS holders on March 6, 2018, which reduced the contingent principal amount.

As a result, CenterPoint Energy recorded the following during the three months ended March 31, 2018:

(in millions)
Cash payment to ZENS holders	$16
Indexed debt – reduction	(4)
Indexed debt securities derivative – reduction	(1)
Loss on indexed debt securities	$11

The reference shares for each ZENS consisted of the following:

	March 31, 2018	December 31, 2017
	(in shares)
TW Common	0.5	0.5
Time Common	—	0.0625
Charter Common	0.061382	0.061382

As of March 31, 2018, the contingent principal balance was $486 million.

(11) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings

Inventory Financing. NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. In March 2018, NGD’s third party AMAs in Arkansas, Louisiana and Oklahoma expired, and NGD entered into new AMAs with CES effective April 1, 2018 in these states. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as an inventory financing and had an associated principal obligation of $-0- and $39 million as of March 31, 2018 and December 31, 2017, respectively.

(b)	Long-term Debt

Debt Issuances. During the three months ended March 31, 2018, Houston Electric and CERC Corp. issued the following debt instruments:

	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
			(in millions)
Houston Electric	February 2018	General mortgage bonds	$400	3.95%	2048
CERC Corp.	March 2018	Unsecured senior notes	300	3.55%	2023
CERC Corp.	March 2018	Unsecured senior notes	300	4.00%	2028

The proceeds from these issuances were used for general limited liability company and corporate purposes, as applicable, including to repay portions of outstanding commercial paper and borrowings under CenterPoint Energy’s money pool.

CenterPoint Energy, Houston Electric and CERC Corp. had the following revolving credit facilities and utilization of such facilities:

		March 31, 2018				December 31, 2017
	Size of Facility	Loans	Letters of Credit	Commercial Paper		Loans	Letters of Credit	Commercial Paper
	(in millions)
CenterPoint Energy	$1,700	$—	$6	$189	(1)	$—	$6	$855	(1)
Houston Electric	300	—	4	—		—	4	—
CERC Corp.	900	—	1	726	(2)	—	1	898	(2)
Total	$2,900	$—	$11	$915		$—	$11	$1,753

(1)	Weighted average interest rate was 2.24% and 1.88% as of March 31, 2018 and December 31, 2017, respectively.

(2)	Weighted average interest rate was 2.34% and 1.72% as of March 31, 2018 and December 31, 2017, respectively.

Execution Date	Company	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of March 31, 2018 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$1,700	1.250%	65%	(3)	52.6%	March 3, 2022
March 3, 2016	Houston Electric	300	1.125%	65%	(3)	51.2%	March 3, 2022
March 3, 2016	CERC Corp.	900	1.250%	65%		38.7%	March 3, 2022

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

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

CenterPoint Energy, Houston Electric and CERC Corp. were in compliance with all financial debt covenants as of March 31, 2018.

(12) Income Taxes

The effective tax rate reported for the three months ended March 31, 2018 was 22% compared to 36% for the same period in 2017. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

CenterPoint Energy reported no uncertain tax liability as of March 31, 2018 and expects no significant changes to the uncertain tax liability over the next twelve months. Tax years through 2015 have been audited and settled with the IRS. For the 2016 through 2018 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(13) Commitments and Contingencies

(a)	Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2018, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining nine months of 2018	$289
2019	311
2020	170
2021	81
2022	51
2023 and beyond	125

(b)	Legal, Environmental and Other Matters

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

Environmental Matters

MGP Sites. CERC and its predecessors operated MGPs in the past.  With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of March 31, 2018, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $5 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

(14) Earnings Per Share

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2018	2017
	(in millions, except share and per share amounts)
Net income	$165	$192

Basic weighted average shares outstanding	431,231,000	430,794,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,777,000	2,554,000
Diluted weighted average shares	434,008,000	433,348,000
Basic earnings per share
Net income	$0.38	$0.45
Diluted earnings per share
Net income	$0.38	$0.44

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

Financial data for business segments is as follows:

	For the Three Months Ended March 31, 2018
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2018
	(in millions)
Electric Transmission & Distribution	$751	(1)	$—	$115	$10,358
Natural Gas Distribution	1,143		10	156	6,438
Energy Services	1,257		28	(26)	1,329
Midstream Investments (2)	—		—	—	2,467
Other Operations	4		—	6	2,500	(3)
Eliminations	—		(38)	—	(682)
Consolidated	$3,155		$—	$251	$22,410

	For the Three Months Ended March 31, 2017
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (4)	Total Assets as of December 31, 2017
	(in millions)
Electric Transmission & Distribution	$639	(1)	$—	$86	$10,292
Natural Gas Distribution	907		9	168	6,608
Energy Services	1,185		11	35	1,521
Midstream Investments (2)	—		—	—	2,472
Other Operations	4		—	2	2,497	(3)
Eliminations	—		(20)	—	(654)
Consolidated	$2,735		$—	$291	$22,736

(1)	Electric Transmission & Distribution revenues from major customers are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Affiliates of NRG	$161	$152
Affiliates of Vistra Energy Corp.	54	47

(2)	Midstream Investments’ equity earnings, net are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Enable	$69	$72

(3)	Included in total assets of Other Operations as of March 31, 2018 and December 31, 2017 are pension and other postemployment-related regulatory assets of $588 million and $600 million, respectively.

(4)	Amounts for 2017 have been restated to reflect the adoption of ASU 2017-07.

(16) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$116	$112
Income tax refunds, net	(4)	(2)
Non-cash transactions:
Accounts payable related to capital expenditures	102	73

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$219	$260
Restricted cash included in Prepaid expenses and other current assets	37	35
Restricted cash included in Other	1	1
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$257	$296

(17) Subsequent Events

Proposed Merger with Vectren

On April 21, 2018, CenterPoint Energy entered into the Merger Agreement. Under the terms of the Merger Agreement, CenterPoint Energy will acquire Vectren for approximately $6 billion in cash. Upon closing, Vectren will become a wholly-owned subsidiary of CenterPoint Energy.

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of Vectren common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $72.00 in cash per share. CenterPoint Energy expects to finance the Merger with a combination of debt, equity-linked and equity issuances and has obtained a $5 billion 364-day bridge facility commitment to provide flexibility for the timing of the long-term acquisition financing and fund, in part, amounts payable by CenterPoint Energy in connection with the Merger. All outstanding debt held by Vectren and its subsidiaries will be assumed by CenterPoint Energy at the closing of the Merger. It is forecasted that Vectren and its subsidiaries will have approximately $2.5 billion of outstanding short-term and long-term debt as of December 31, 2018. As of March 31, 2018, Vectren and its subsidiaries had outstanding $288 million of short-term debt and $1.8 billion of long-term debt, including current maturities.

Consummation of the Merger is conditioned upon approval by federal and state regulatory commissions, expiration or termination of the applicable Hart-Scott-Rodino waiting period and approval of the Merger by Vectren shareholders. The Merger Agreement contains termination rights for both CenterPoint Energy and Vectren, and provides that, upon termination of the Merger Agreement under specified circumstances, CenterPoint Energy would be required to pay a termination fee of $210 million to Vectren and Vectren would be required to pay CenterPoint Energy a termination fee of $150 million.

Subject to receipt of required regulatory approvals and satisfaction and/or waiver of the closing conditions, CenterPoint Energy and Vectren target closing the Merger in the first quarter of 2019.

CenterPoint Energy Dividend Declaration

On April 26, 2018, CenterPoint Energy’s Board of Directors declared a regular quarterly cash dividend of $0.2775 per share of common stock payable on June 14, 2018, to shareholders of record as of the close of business on May 17, 2018.

Enable Distributions Declarations

On May 1, 2018, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common units for the quarter ended March 31, 2018. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the second quarter of 2018 to be made with respect to CERC Corp.’s investment in common units of Enable for the first quarter of 2018.

On May 1, 2018, Enable declared a quarterly cash distribution of $0.625 per Series A Preferred Unit for the quarter ended March 31, 2018. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $9 million from Enable in the second quarter of 2018 to be made with respect to CenterPoint Energy’s investment in Series A Preferred Units of Enable for the first quarter of 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following discussion and analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2017 Form 10-K.

RECENT EVENTS

Proposed Merger with Vectren. On April 21, 2018, we entered into the Merger Agreement. Under the terms of the Merger Agreement, we will acquire Vectren for approximately $6 billion in cash. For more information about the proposed merger with Vectren, see Note 17 to our Interim Condensed Financial Statements.

Brazos Valley Connection Project. Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018. For more information, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings and orders related to the TCJA to date in 2018, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Issuances. In February 2018, Houston Electric issued $400 million aggregate principal amount of general mortgage bonds. In March 2018, CERC Corp. issued $600 million aggregate principal amount of unsecured senior notes. For more information about our 2018 debt issuances, see Note 11 to our Interim Condensed Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K and “Risk Factors” in Item 1A of Part II of this Form 10-Q.

	Three Months Ended March 31,
	2018	2017
	(in millions, except per share amounts)
Revenues	$3,155	$2,735
Expenses	2,904	2,444
Operating Income	251	291
Interest and Other Finance Charges	(78)	(78)
Interest on Securitization Bonds	(16)	(20)
Equity in Earnings of Unconsolidated Affiliate, net	69	72
Other Income, net	(14)	34
Income Before Income Taxes	212	299
Income Tax Expense	47	107
Net Income	$165	$192

Basic Earnings Per Share	$0.38	$0.45

Diluted Earnings Per Share	$0.38	$0.44

Three months ended March 31, 2018 compared to three months ended March 31, 2017

We reported net income of $165 million ($0.38 per diluted share) for the three months ended March 31, 2018 compared to net income of $192 million ($0.44 per diluted share) for the three months ended March 31, 2017.

The decrease in net income of $27 million was primarily due to the following key factors:

•	a $43 million decrease in gains on marketable securities included in Other Income, net shown above;

•	a $40 million decrease in operating income discussed below by segment;

•
an $8 million increase in losses on indexed debt securities related to the ZENS included in Other Income, net shown above, resulting from a loss of $11 million from Meredith’s acquisition of Time in March 2018, partially offset by increased gains of $3 million in the underlying value of the indexed debt securities; and

•	a $3 million decrease in equity earnings from our investment in Enable, discussed further in Note 8 to our Interim Condensed Financial Statements.

These decreases in net income were partially offset by the following:

•	a $60 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA;

•	a $4 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds; and

•	a $3 million increase in miscellaneous other non-operating income included in Other Income, net shown above.

Income Tax Expense

Our effective tax rate reported for the three months ended March 31, 2018 was 22% compared to 36% for the same period in 2017. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments.  Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Electric Transmission & Distribution	$115	$86
Natural Gas Distribution	156	168
Energy Services	(26)	35
Other Operations	6	2
Total Consolidated Operating Income	$251	$291

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of our Electric Transmission & Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Electric Transmission & Distribution Business” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2017 Form 10-K.

The following table provides summary data of our Electric Transmission & Distribution business segment:

	Three Months Ended March 31,
	2018	2017
	(in millions, except throughput and customer data)
Revenues:
TDU	$598	$562
Bond Companies	153	77
Total revenues	751	639
Expenses:
Operation and maintenance, excluding Bond Companies	340	340
Depreciation and amortization, excluding Bond Companies	98	96
Taxes other than income taxes	61	60
Bond Companies	137	57
Total expenses	636	553
Operating Income	$115	$86
Operating Income:
TDU	$99	$66
Bond Companies (1)	16	20
Total segment operating income	$115	$86
Throughput (in GWh):
Residential	5,605	5,152
Total	19,644	18,753
Number of metered customers at end of period:
Residential	2,171,715	2,139,413
Total	2,453,844	2,414,193

(1)	Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Our Electric Transmission & Distribution business segment reported operating income of $115 million for the three months ended March 31, 2018, consisting of $99 million from the TDU and $16 million related to the Bond Companies. For the three months ended March 31, 2017, operating income totaled $86 million, consisting of $66 million from the TDU and $20 million related to the Bond Companies.

TDU operating income increased $33 million, primarily due to the following key factors:

•	higher equity return of $14 million, primarily related to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months;

•	rate increases of $9 million related to distribution capital investments;

•	higher transmission-related revenues of $8 million and lower transmission costs billed by transmission providers of $6 million;

•	higher usage of $8 million, primarily due to a return to more normal weather; and

•	customer growth of $6 million from the addition of almost 40,000 customers.

These increases to operating income were partially offset by the following:

•
lower revenues of $12 million due to the recording of a regulatory liability and a corresponding decrease to revenue reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA; and

•	increased operation and maintenance expenses of $6 million, primarily due to increased labor costs and support services expense.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2017 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment:

	Three Months Ended March 31,
	2018	2017
	(in millions, except throughput and customer data)
Revenues	$1,153	$916
Expenses:
Natural gas	667	461
Operation and maintenance	213	189
Depreciation and amortization	68	63
Taxes other than income taxes	49	35
Total expenses	997	748
Operating Income	$156	$168
Throughput (in Bcf):
Residential	87	62
Commercial and industrial	94	82
Total Throughput	181	144
Number of customers at end of period:
Residential	3,220,262	3,190,678
Commercial and industrial	257,806	255,869
Total	3,478,068	3,446,547

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Our Natural Gas Distribution business segment reported operating income of $156 million for the three months ended March 31, 2018 compared to $168 million for the three months ended March 31, 2017.

Operating income decreased $12 million as a result of the following key factors:

•	higher operation and maintenance expenses of $16 million, primarily due to higher labor and benefits, contract services and support services expense;

•
lower revenue of $15 million associated with the recording of a regulatory liability and a corresponding decrease to revenue in certain jurisdictions of $7 million reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the

TCJA and lower rate filings in Minnesota of $8 million associated with the lower corporate tax rate as a result of the TCJA;

•	higher other taxes of $10 million, primarily due to the Minnesota property tax refund of $9 million in 2017; and

•	increased depreciation and amortization expense of $5 million, primarily due to ongoing additions to plant-in-service.

These decreases were partially offset by the following:

•
rate increases, exclusive of the TCJA impact discussed above, of $22 million, primarily from Texas rate filings of $11 million, Minnesota interim rates of $5 million and the Arkansas FRP filing of $4 million;

•	a $5 million increase in usage due to colder weather; and

•	a $3 million increase associated with customer growth from the addition of over 31,000 new customers.

Increased operation and maintenance expenses related to energy efficiency programs of $8 million and increased gross receipts taxes of $4 million were offset by corresponding increases in the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2017 Form 10-K.

The following table provides summary data of our Energy Services business segment:

	Three Months Ended March 31,
	2018	2017
	(in millions, except throughput and customer data)
Revenues	$1,285	$1,196
Expenses:
Natural gas	1,281	1,137
Operation and maintenance	25	21
Depreciation and amortization	5	3
Total expenses	1,311	1,161
Operating Income (Loss)	$(26)	$35

Timing impacts related to mark-to-market gain (loss) (1)	$(80)	$15
Throughput (in Bcf)	375	319
Approximate number of customers at end of period (2)	30,000	31,000

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)
Does not include approximately 71,000 and 59,000 natural gas customers as of March 31, 2018 and 2017, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Our Energy Services business segment reported an operating loss of $26 million for the three months ended March 31, 2018 compared to operating income of $35 million for the three months ended March 31, 2017.

Operating income decreased $61 million as a result of the following key factors:

•	a $95 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins;

•
a $4 million increase in operation and maintenance expense, primarily due to higher contracts and services expense related to pipeline integrity testing, higher bad debt expense and higher support services expense; and

•	a $2 million increase in depreciation and amortization, primarily due to the amortization of AEM acquired intangibles.

These decreases in operating income were partially offset by a $40 million increase in margin due to incremental volumes from customers and improved margin rates, resulting from realized commercial opportunities attributable to the Continuum and AEM acquisitions and colder than normal weather in several regions of the United States.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2017 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Equity earnings from Enable, net	$69	$72
Other Operations

The following table shows the operating income of our Other Operations business segment:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues	$4	$4
Expenses	(2)	2
Operating Income	$6	$2

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2017 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K and in Item 1A of Part II of this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash provided by (used in):
Operating activities	$484	$317
Investing activities	(331)	(372)
Financing activities	(192)	(36)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first three months of 2018 increased $167 million compared to the first three months of 2017 due to changes in working capital ($166 million) and higher net income after adjusting for non-cash and non-operating items ($14 million; primarily depreciation and amortization), partially offset by decreased cash from other non-current items ($13 million). The changes in working capital items in the first three months of 2018 primarily related to increased cash provided by non-trading derivatives, net; fuel cost recovery; inventory; interest and taxes accrued; net regulatory assets and liabilities and margin deposits, net; partially offset by decreased cash provided by net accounts receivable/payable and taxes receivable.

Cash Used in Investing Activities

Net cash used in investing activities in the first three months of 2018 decreased $41 million compared to the first three months of 2017 primarily due to decreased cash used for the AEM acquisition in 2017 ($132 million) and increased proceeds from the sale of marketable securities ($16 million), which were partially offset by decreased cash from distributions from unconsolidated affiliate in excess of cumulative earnings ($60 million, which is included in Equity in earnings of unconsolidated affiliates, net of distibutions in operating activities) and increased capital expenditures ($50 million).

Cash Used in Financing Activities

Net cash used in financing activities in the first three months of 2018 increased $156 million compared to the first three months of 2017 primarily due to increased payments of commercial paper ($1,064 million), increased distributions to ZENS holders ($16 million), increased payments of common stock dividends ($5 million), increased debt issuance costs ($5 million) and decreased short-term borrowings ($4 million), partially offset by increased proceeds from long-term debt ($699 million) and decreased payments of long-term debt ($240 million).

Future Sources and Uses of Cash

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations and our natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2018 include the following:

•	capital expenditures of approximately $1.3 billion;

•	maturing collateralized pollution control bonds of $50 million;

•	scheduled principal payments on Securitization Bonds of $269 million; and

•	dividend payments on our common stock and interest payments on debt.

We expect that anticipated cash needs for the remaining nine months of 2018 will be met with borrowings under our credit facilities, proceeds from commercial paper, proceeds from the issuance of long-term debt, anticipated cash flows from operations and distributions from Enable. In addition, if we decide to sell all or a portion of the Enable common units that we own in the public equity markets or otherwise in 2018 (reducing the amount of future distributions we receive from Enable to the extent of any such sales), any net proceeds we receive from such sales could provide a source for our remaining 2018 cash needs. Discretionary financing or refinancing may result in the issuance of equity or debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets, additional credit facilities and any sales of our Enable common units may not, however, be available to us on acceptable terms.

For more information on our acquisition financing plan with respect to our proposed Merger with Vectren, see Note 17 to our Interim Condensed Financial Statements.

Off-Balance Sheet Arrangements

Other than operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project

Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project were approximately $285 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. Houston Electric plans to seek interim recovery of the project costs not already included in rates in a filing with the PUCT in the second quarter of 2018.  Final approval by the PUCT of the project costs will occur in Houston Electric’s next base rate case.

Bailey-Jones Creek Project

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of Houston Electric’s approximately $250 million transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit transmission line. On December 12, 2017, Houston Electric received approval from ERCOT and anticipates that the PUCT will provide a decision in 2019 regarding the design and route of the project.

Rate Change Applications

Houston Electric and CERC are routinely involved in rate change applications before state regulatory authorities.  Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset.  In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its EECRF.  CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Arkansas, Louisiana, Mississippi and Oklahoma (FRP, RSP, RRA and PBRC, respectively), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR, respectively). The table below reflects significant applications pending or completed since our 2017 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
Houston Electric (PUCT)
TCOS	N/A	February 2018	April 2018	April 2018
Revised TCOS annual revenue application approved in November 2017 by a reduction of $41.6 million to recognize decrease in the federal income tax rate, amortize certain EDIT balances and adjust rate base by EDIT attributable to new plant since the last rate case, all of which are related to the TCJA.

DCRF	N/A	April 2018	September 2018	TBD
Proposes an approximately $83 million revenue requirement starting September 1, 2018 to begin recovering approximately $503.6 million in eligible distribution capital invested in 2017, which does not include the $29 million AMS refund or $3 million additional offsets in the $58 million DCRF charges currently in effect but does include an approximately $39 million reduction to reflect the benefit of the recent decrease in the federal income tax rate.

South Texas (Railroad Commission)
Rate Case	$0.5	November 2017	TBD	TBD
Unanimous settlement agreement filed with the Railroad Commission in April 2018 that recommends a $3 million annual decrease in current revenues, reflecting approximately $2 million decrease in the federal income tax rate and amortization of certain EDIT balances and establishing a 9.8% ROE for future GRIP filings for the South Texas jurisdiction.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
Beaumont/East Texas and Texas Gulf (Railroad Commission)
GRIP	14.0	March 2018	July 2018	TBD	Based on net change in invested capital of $72.0 million and reflects approximately $1.1 million decrease in the federal income tax rate.
Arkansas (APSC)
FRP	7.8	April 2018	October 2018	TBD	Based on ROE of 9.5% as approved in the last rate case and reflects approximately $11.2 million decrease in the federal income tax rate and amortization of EDIT balances.
Minnesota (MPUC)
Rate Case	56.5	August 2017	TBD	TBD
Reflects a proposed 10.0% ROE on a 52.18% equity ratio. Includes a proposal to extend decoupling beyond current expiration date of June 2018. Interim rates reflecting an annual increase of $47.8 million were effective October 1, 2017. A unanimous settlement agreement was filed in March 2018, which is subject to MPUC approval. The settlement agreement increases base rates by $3.9 million, makes decoupling a permanent part of the tariff, incorporates the impact of the decrease in the federal income tax rate and amortization of EDIT balances (approximately $20 million) and establishes or continues tracker recovery mechanisms that account for approximately $13.3 million in the initial filing.

Mississippi (MPSC)
RRA	4.0	May 2018	July 2018	TBD	Authorized ROE of 9.144% and a capital structure of 50% debt and 50% equity. Reflects approximately $1.7 million decrease in the federal income tax rate.
Oklahoma (OCC)
PBRC	5.6	March 2018	TBD	TBD	Based on ROE of 10% and reflects approximately $1.2 million decrease in the federal income tax rate and amortization of certain EDIT balances.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

For Houston Electric and CERC’s NGD, federal income tax expense is included in the rates approved by state commissions and local municipalities and charged by those utilities to consumers. As Houston Electric and NGD file general rate cases and other periodic rate adjustments, the impacts of the TCJA (including the lower tax rate and the calculation and amortization of EDIT), along with other increases and decreases in our revenue requirements, will be incorporated into Houston Electric’s and NGD’s future rates as allowed by IRS rules. The effect of any potential return of tax savings resulting from the TCJA to consumers may differ depending on how each regulatory body requires us to return such savings. Regulatory commissions across most of our jurisdictions have issued accounting orders to track or record a regulatory liability for (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates.

On January 25, 2018, the PUCT issued an accounting order in Project No. 47945 directing electric utilities, including Houston Electric, to record as a regulatory liability (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates. On February 13, 2018, Houston Electric and other likely parties to a future rate case announced a settlement that requires Houston Electric to make (i) a TCOS filing by February 20, 2018 to reflect the change in the federal income tax rate for Houston Electric’s transmission rate base through July 31, 2017 and account for certain EDIT (and such filing was timely submitted), (ii) a DCRF filing in April 2018 to reflect the change in the federal income tax rate for Houston Electric’s distribution rate base through December 31, 2017 (and such filing was timely submitted) and (iii) a full rate case filing by April 30, 2019. The settlement was presented to the PUCT during its open meeting on February 15, 2018. In response to the settlement, the PUCT did not proceed with a prior proposal to require Houston Electric to file a rate case in the summer of 2018. The PUCT also amended its prior accounting order to remove the requirement that utilities include carrying costs in the new regulatory liability.

FERC Revised Policy Statement and NOPR

On March 15, 2018, the FERC addressed treatment of federal income tax allowances in FERC-regulated pipeline rates. The FERC issued a Revised Policy Statement stating that it will no longer permit pipelines organized as MLPs to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC. Requests for rehearing or clarification of the Revised Policy

Statement are pending, and the FERC may change its decision in response to these requests. Accordingly, the impacts that such changes may have on the rates Enable can charge for transportation services are unknown at this time.

On March 15, 2018, the FERC also proposed, in a NOPR, the method by which it would apply the Revised Policy Statement to FERC-jurisdictional natural gas pipeline rates, as well as account for the corporate income tax rate reduction in the TCJA. The NOPR, if finalized as proposed, would require all FERC-regulated natural gas pipelines that have cost-based rates to make a filing providing certain cost and revenue information and then either propose to reduce or support current cost-based rates, or take no further action. Comments on the NOPR were due April 25, 2018. At this time, we cannot predict the outcome of the NOPR proceeding, but adoption of the regulation in its proposed form could adversely impact the rates Enable is permitted to charge its customers.

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

As of April 24, 2018, we had the following facilities:

Company	Size of Facility	Amount Utilized (1)		Termination Date
(in millions)
CenterPoint Energy	$1,700	$246	(2)	March 3, 2022
Houston Electric	300	4	(3)	March 3, 2022
CERC Corp.	900	430	(4)	March 3, 2022

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of Houston Electric and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.9 billion as of March 31, 2018.

(2)	Represents outstanding commercial paper of $240 million and outstanding letters of credit of $6 million.

(3)	Represents outstanding letters of credit.

(4)	Represents outstanding commercial paper of $429 million and outstanding letters of credit of $1 million.

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

For more information on our $5 billion 364-day bridge facility relating to our proposed Merger with Vectren, see Note 17 to our Interim Condensed Financial Statements.

Debt Financing Transactions

In February 2018, Houston Electric issued $400 million aggregate principal amount of general mortgage bonds. In March 2018, CERC Corp. issued $600 million aggregate principal amount of unsecured senior notes. For further information about our 2018 debt issuances, see Note 11 to our Interim Condensed Financial Statements.

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

Temporary Investments

As of April 24, 2018, we had no temporary external investments.

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

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. On April 24, 2018, as a result of our announcement of the proposed merger with Vectren, S&P placed its long-term ratings on CenterPoint Energy, Houston Electric and CERC Corp. on CreditWatch with negative implications and affirmed their ratings. In addition, Moody’s and Fitch revised their rating outlooks on senior debt of CenterPoint Energy to negative from stable and to stable from positive, respectively, and affirmed their ratings.

As of April 24, 2018, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of CenterPoint Energy and certain subsidiaries:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	CreditWatch (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa1	Negative	BBB+	Negative	BBB	Stable
Houston Electric Senior Secured Debt	A1	Stable	A	Negative	A+	Stable
CERC Corp. Senior Unsecured Debt	Baa2	Stable	A-	Negative	BBB	Positive

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P CreditWatch assesses the potential direction of a short-term or long-term credit rating.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facilities. If our credit ratings or those of Houston Electric or CERC Corp. had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of March 31, 2018, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market.

Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

CES, a wholly-owned subsidiary of CERC Corp. operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of March 31, 2018, the amount posted by CES as collateral aggregated approximately $69 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2018, unsecured credit limits extended to CES by counterparties aggregated $348 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $193 million as of March 31, 2018. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS

If our creditworthiness were to drop such that ZENS holders thought our liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of TW Securities that we own or from other sources. We own shares of TW Securities equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and TW Securities shares would typically cease when ZENS are exchanged or otherwise retired and TW Securities shares are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS. If all ZENS had been exchanged for cash on March 31, 2018, deferred taxes of approximately $326 million would have been payable in 2018. If all the TW Securities had been sold on March 31, 2018, capital gains taxes of approximately $175 million would have been payable in 2018.

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

In February 2016, we announced that we were evaluating strategic alternatives for our investment in Enable, including a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code. We have decided that we will not pursue a spin option at this time. In the fourth quarter of 2017, we announced that late-stage discussions with a third party regarding a transaction involving our investment in Enable had terminated because an agreement on mutually acceptable terms could not be reached. We may reduce our ownership in Enable over time through sales in the public equity markets, or otherwise, of the Enable common units we hold, subject to market conditions. Although a transaction for all our interests in Enable is not viable at this time, we may pursue such a transaction if it is viable in the future. There can be no assurances that we will engage in any specific action or that any sale transaction or any sale of Enable common units in the public equity markets or otherwise will be completed, and we do not intend to disclose further developments unless and until our Board of Directors approves a specific transaction or as otherwise required by applicable law or NYSE regulations. Any sale transaction or sale of common units in the public equity markets or otherwise may involve significant costs and expenses, including, in connection with any public offering, a significant underwriting discount. We may not realize any or all of the anticipated strategic, financial, operational or other benefits from any completed sale or reduction in our investment in Enable.

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

Hedging of Interest Expense for Future Debt Issuances

During the first quarter of 2018, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 6(a) to our Interim Condensed Financial Statements.

Weather Hedge

We have historically entered into partial weather hedges for certain NGD jurisdictions and electric operations’ service territory to mitigate the impact of fluctuations from normal weather. We remain exposed to some weather risk as a result of the partial hedges. For more information about our weather hedges, see Note 6(a) to our Interim Condensed Financial Statements.

Collection of Receivables from REPs

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity Houston Electric distributes to their customers. Before conducting business, a REP must register with the PUCT and must meet certain financial qualifications. Nevertheless, adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect Houston Electric’s cash flows. In the event of a REP’s default, Houston Electric’s tariff provides a number of remedies, including the option for Houston Electric to request that the PUCT suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, Houston Electric remains at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made against Houston Electric involving payments it had received from such REP. If a REP were to file for bankruptcy, Houston Electric may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, PUCT regulations authorize utilities, such as Houston Electric, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations in respect of GenOn’s indemnity obligations to us and our subsidiaries;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to us and our subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by or against us;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K and Item 1A of Part II of this Form 10-Q.

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

Interest Rate Risk

As of March 31, 2018, we had outstanding long-term debt, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating rate obligations aggregated $915 million and $1.8 billion as of March 31, 2018 and December 31, 2017, respectively. If the floating interest rates were to increase by 10% from March 31, 2018 rates, our combined interest expense would increase by approximately $2 million annually.

As of March 31, 2018 and December 31, 2017, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $7.8 billion and $7.0 billion, respectively, in principal amount and having a fair value of $8.2 billion and $7.5 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $266 million if interest rates were to decline by 10% from levels at March 31, 2018. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $119 million as of March 31, 2018 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at March 31, 2018. Changes in the fair value of the derivative component, a $674 million recorded liability at March 31, 2018, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2018 levels, the fair value of the derivative component liability would increase by approximately $6 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Equity Market Value Risk

We are exposed to equity market value risk through our ownership of 7.1 million shares of TW Common and 0.9 million shares of Charter Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Changes in the fair value of the TW Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the March 31, 2018 aggregate market value of these shares would result in a net loss of approximately $2 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. We measure this commodity risk using a sensitivity analysis. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of March 31, 2018, the recorded fair value of our non-trading energy derivatives was a net asset of $51 million (before collateral), all of which is related to our Energy Services business segment. A $0.50 change in the forward NYMEX price would have had a combined impact of $8 million on our non-trading energy derivatives net asset and the market value of natural gas inventory.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting CenterPoint Energy, please read Note 13(b) to our Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2017 Form 10-K.

Item 1A.	RISK FACTORS

Please see below the updated risk factors affecting CenterPoint Energy’s businesses, in addition to those discussed in “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K, which could materially affect CenterPoint Energy’s financial condition or future results. Except for the updates below, there have been no material changes from the risk factors disclosed in our 2017 Form 10-K.

Risks Related to the Proposed Merger with Vectren

CenterPoint Energy may be unable to obtain the financing and approvals required, or satisfy the conditions, to complete the Merger or, to do so, the combined company may be required to comply with material restrictions or conditions.

On April 21, 2018, CenterPoint Energy entered into the Merger Agreement with Vectren. Before the Merger may be completed, Vectren must obtain the approval of its shareholders. In addition, various filings must be made with various regulatory, antitrust and other authorities in the United States. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the Merger, including restrictions or conditions on the business, operations or financial performance of the combined company following completion of the Merger. CenterPoint Energy has obtained a $5 billion 364-day bridge facility commitment to fund, in part, amounts payable by CenterPoint Energy in connection with the Merger and expects to finance the Merger with a combination of debt, equity-linked and equity issuances. The bridge facility is subject to certain conditions, and any debt, equity-linked and equity issuances to finance the Merger will be subject to future market conditions. Completion of the Merger is not subject to a financing condition.

Any of these conditions or changes as well as the inability to arrange permanent financing on reasonable terms could have the effect of delaying the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, which could have a material adverse effect on the financial position, results of operations or cash flows of the combined company and/or cause either CenterPoint Energy or Vectren to abandon the Merger. Please read “Risk Factors - Risk Factors Associated with Our Consolidated Financial Condition - If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited” in Item 1A of Part I of our 2017 Form 10-K.

If completed, the Merger may not achieve its intended results.

CenterPoint Energy and Vectren entered into the Merger Agreement with the expectation that the Merger would result in various benefits, including, among other things, leveraging complementary skill sets and knowledge bases to better prepare for a customer-centric, technology focused utility and providing growth opportunities. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the business of Vectren is integrated into CenterPoint Energy in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decrease the amount of expected revenues generated by the combined company and divert management’s time and energy, all of which could have an adverse effect on the combined company’s financial position, results of operations or cash flows.

Failure to complete the Merger could negatively impact CenterPoint Energy’s stock price and CenterPoint Energy’s future business and financial results.

If the Merger is not completed, CenterPoint Energy’s ongoing business and financial results may be adversely affected, and CenterPoint Energy will be subject to a number of risks, including the following:

•	CenterPoint Energy may be required, under specified circumstances set forth in the Merger Agreement, to pay Vectren a termination fee of $210 million;

•	CenterPoint Energy will be required to pay costs relating to the Merger, including legal, accounting, financial advisory, filing and printing costs, whether or not the Merger is consummated;

•	CenterPoint Energy may receive negative publicity, or there may be a negative impression of CenterPoint Energy in the investment community; and

•
consummation of the Merger (and integration of Vectren’s business) may require substantial commitments of time and resources by management, which could otherwise have been devoted to other opportunities that may have been beneficial to CenterPoint Energy.

CenterPoint Energy could also be subject to litigation related to any failure to complete the Merger. The occurrence of any of these events, individually or in combination, could cause CenterPoint Energy’s stock price to decline if and to the extent that the current market prices reflect an assumption by the market that the Merger will be completed. If the Merger is not completed, these risks may materialize and may adversely affect CenterPoint Energy’s financial position, results of operations or cash flows.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2018 and 2017 was 3.22 and 3.96, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the 12-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2
3.2	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1
3.3	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1
4.2	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1
4.3	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2
4.4	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1
4.6	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2
4.7	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3
4.8	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+4.9	Twenty-Seventh Supplemental Indenture, dated as of February 28, 2018, to the General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee
+4.10	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds
4.11	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1
+4.12	Supplemental Indenture No. 17 to Exhibit 4.11, dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028
+10.1	Amended and Restated CenterPoint Energy Stock Plan for Outside Directors
10.2	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A
+10.3	Form of Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10.2
+10.4	Form of Performance Award Agreement for Executive Chairman 20XX - 20XX Performance Cycle under Exhibit 10.2
+10.5	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10.2
+10.6	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10.2
+10.7	Form of Executive Chairman Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10.2
10.8	Commitment Letter, dated as of April 21, 2018, by Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. to CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 4, 2018