Form 10-Q
period 2018-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2018-08-03
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Registrant, State or Other Jurisdiction of Incorporation or Organization
Commission file number	Address of Principal Executive Offices, Zip Code and Telephone Number	I.R.S. Employer Identification No.

1-31447	CenterPoint Energy, Inc.	74-0694415
(a Texas corporation)
1111 Louisiana
Houston, Texas 77002
(713-207-1111)

1-3187	CenterPoint Energy Houston Electric, LLC	22-3865106
(a Texas limited liability company)
1111 Louisiana
Houston, Texas 77002
(713-207-1111)

1-13265	CenterPoint Energy Resources Corp.	76-0511406
(a Delaware corporation)
1111 Louisiana
Houston, Texas 77002
(713-207-1111)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

CenterPoint Energy, Inc.            Yes ☑  No ☐
CenterPoint Energy Houston Electric, LLC    Yes ☑  No ☐
CenterPoint Energy Resources Corp.        Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

CenterPoint Energy, Inc.            Yes ☑  No ☐
CenterPoint Energy Houston Electric, LLC    Yes ☑  No ☐
CenterPoint Energy Resources Corp.        Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

CenterPoint Energy, Inc.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
CenterPoint Energy Houston Electric, LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
CenterPoint Energy Resources Corp.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.            Yes ☐  No ☑
CenterPoint Energy Houston Electric, LLC    Yes ☐  No ☑
CenterPoint Energy Resources Corp.        Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 23, 2018:

CenterPoint Energy, Inc.	431,553,691 shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000 common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000 shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

This combined Form 10-Q is filed separately by three registrants: CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Except as discussed in the last paragraph in Note 12 to the Registrants’ Condensed Consolidated Financial Statements, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AMA	Asset Management Agreement
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARAM	Average rate assumption method
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
Bond Companies
Bond Company II, Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
Bridge Facility	A $5 billion 364-day senior unsecured bridge term loan facility
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
COLI	Corporate-owned life insurance
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets of Continuum Energy Services, LLC

DCRF	Distribution Cost Recovery Factor
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
Enable	Enable Midstream Partners, LP
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan

GLOSSARY
FTC	Federal Trade Commission
Gas Daily	Platts gas daily indices
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
HSR	Hart-Scott-Rodino
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRS	Internal Revenue Service
kV	Kilovolt
LIBOR	London Interbank Offered Rate
Meredith	Meredith Corporation
Merger
The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NOPR	Notice of Proposed Rulemaking
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission

GLOSSARY
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Time	Time Inc.
Time Common	Time common stock
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TW	Time Warner Inc.
TW Common	TW common stock
Vectren	Vectren Corporation, an Indiana corporation
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of June 30, 2018, consisted of AT&T Common and Charter Common and as of December 31, 2017, consisted of Charter Common, Time Common and TW Common
2017 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

From time to time the Registrants make statements concerning their expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “target,” “will” or other similar words.

The Registrants have based their forward-looking statements on management’s beliefs and assumptions based on information reasonably available to management at the time the statements are made. The Registrants caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, the Registrants cannot assure you that actual results will not differ materially from those expressed or implied by the Registrants’ forward-looking statements. In this Form 10-Q, unless context requires otherwise, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries.

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•
the performance of Enable, the amount of cash distributions CenterPoint Energy and CERC receive from Enable, Enable’s ability to redeem the Series A Preferred Units in certain circumstances and the value of CenterPoint Energy’s and CERC’s interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including factors such as:

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

•
industrial, commercial and residential growth in our service territories and changes in market demand, including the demand for our non-rate regulated products and services and effects of energy efficiency measures and demographic patterns;

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

•
CenterPoint Energy’s expected timing, likelihood and benefits of completion of the Merger, including the timing, receipt and terms and conditions of any required approvals by Vectren’s shareholders and governmental and regulatory agencies or the outcome of shareholder litigation filed against Vectren that could reduce anticipated benefits or cause the parties to delay or abandon the Merger, as well as the ability to successfully integrate the businesses and realize anticipated benefits, the possibility that long-term financing for the Merger may not be put in place before the closing of the Merger or that financing terms may not be as expected and the risk that the credit ratings of the combined company or its subsidiaries may be different from what CenterPoint Energy expects;

v

•
tax legislation, including the effects of the TCJA (which includes any potential changes to interest deductibility) and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;

•	CenterPoint Energy’s and CERC’s ability to mitigate weather impacts through normalization or rate mechanisms, and the effectiveness of such mechanisms;

•	the timing and extent of changes in commodity prices, particularly natural gas, and the effects of geographic and seasonal commodity price differentials on CERC and Enable;

•	actions by credit rating agencies, including any potential downgrades to credit ratings;

•	changes in interest rates and their impact on costs of borrowing and the valuation of CenterPoint Energy’s pension benefit obligation;

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

•	our ability to invest planned capital and the timely recovery of our investment in capital;

•	our ability to control operation and maintenance costs;

•	the sufficiency of our insurance coverage, including availability, cost, coverage and terms and ability to recover claims;

•	the investment performance of CenterPoint Energy’s pension and postretirement benefit plans;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	changes in rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the extent and effectiveness of our and Enable’s risk management and hedging activities, including, but not limited to financial and weather hedges and commodity risk management activities;

•
timely and appropriate regulatory actions, which include actions allowing securitization, for any future hurricanes or natural disasters or other recovery of costs, including costs associated with Hurricane Harvey;

•
CenterPoint Energy, CERC or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses (including a reduction of CenterPoint Energy’s and CERC’s interests in Enable, if any, whether through their decision to sell all or a portion of the Enable common units they own in the public equity markets or otherwise, subject to certain limitations), which CenterPoint Energy, CERC and Enable cannot assure you will be completed or will have the anticipated benefits to us or Enable;

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

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

•
other factors discussed in “Risk Factors” in Item 1A of Part I of each of the Registrants’ 2017 Form 10-K and in Item 1A of Part II of CenterPoint Energy’s First Quarter 2018 Form 10-Q, which are incorporated herein by reference, and other reports the Registrants file from time to time with the SEC.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Registrants undertake no obligation to update or revise any forward-looking statements. Investors should note that the Registrants announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, the Registrants may use the Investors section of CenterPoint Energy’s website (www.centerpointenergy.com) to communicate with investors about the Registrants. It is possible that the financial and other information posted there could be deemed to be material information. The information on CenterPoint Energy’s website is not part of this combined Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Utility revenues	$1,341	$1,222	$3,235	$2,768
Non-utility revenues	845	921	2,106	2,110
Total	2,186	2,143	5,341	4,878

Expenses:
Utility natural gas	188	150	825	600
Non-utility natural gas	790	882	2,063	2,011
Operation and maintenance	578	518	1,147	1,061
Depreciation and amortization	342	254	656	480
Taxes other than income taxes	101	99	212	195
Total	1,999	1,903	4,903	4,347
Operating Income	187	240	438	531

Other Income (Expense):
Gain on marketable securities	22	23	23	67
Loss on indexed debt securities	(254)	(13)	(272)	(23)
Interest and other finance charges	(91)	(77)	(169)	(155)
Interest on Securitization Bonds	(14)	(20)	(30)	(40)
Equity in earnings of unconsolidated affiliate, net	58	59	127	131
Other, net	4	(1)	7	(1)
Total	(275)	(29)	(314)	(21)

Income (Loss) Before Income Taxes	(88)	211	124	510
Income tax expense (benefit)	(13)	76	34	183
Net Income (Loss)	$(75)	$135	$90	$327

Basic Earnings (Loss) Per Share	$(0.17)	$0.31	$0.21	$0.76

Diluted Earnings (Loss) Per Share	$(0.17)	$0.31	$0.21	$0.75

Dividends Declared Per Share	$0.2775	$0.2675	$0.2775	$0.5350

Weighted Average Shares Outstanding, Basic	432	431	431	431

Weighted Average Shares Outstanding, Diluted	432	434	434	434

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(75)	$135	$90	$327
Other comprehensive income:
Adjustment to pension and other postretirement plans (net of tax of $-0-, $1, $1 and $2)	2	1	3	2
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $-0-, $1 and $-0-)	(1)	—	3	(1)
Total	1	1	6	1
Comprehensive income (loss)	$(74)	$136	$96	$328

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	June 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents ($253 and $230 related to VIEs, respectively)	$328	$260
Investment in marketable securities	584	960
Accounts receivable ($112 and $73 related to VIEs, respectively), less bad debt reserve of $21 and $19, respectively	958	1,000
Accrued unbilled revenues	207	427
Natural gas inventory	152	222
Materials and supplies	192	175
Non-trading derivative assets	74	110
Taxes receivable	39	—
Prepaid expenses and other current assets ($37 and $35 related to VIEs, respectively)	167	241
Total current assets	2,701	3,395

Property, Plant and Equipment:
Property, plant and equipment	19,585	19,031
Less: accumulated depreciation and amortization	6,188	5,974
Property, plant and equipment, net	13,397	13,057

Other Assets:
Goodwill	867	867
Regulatory assets ($1,293 and $1,590 related to VIEs, respectively)	2,067	2,347
Non-trading derivative assets	46	44
Investment in unconsolidated affiliate	2,451	2,472
Preferred units – unconsolidated affiliate	363	363
Other	216	191
Total other assets	6,010	6,284

Total Assets	$22,108	$22,736

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2018	December 31, 2017
Current Liabilities:
Short-term borrowings	$—	$39
Current portion of VIE Securitization Bonds long-term debt	446	434
Indexed debt, net	26	122
Current portion of other long-term debt	50	50
Indexed debt securities derivative	641	668
Accounts payable	706	963
Taxes accrued	103	181
Interest accrued	118	104
Dividends accrued	—	120
Non-trading derivative liabilities	26	20
Due to ZENS note holders	382	—
Other	344	368
Total current liabilities	2,842	3,069

Other Liabilities:
Deferred income taxes, net	3,168	3,174
Non-trading derivative liabilities	12	4
Benefit obligations	723	785
Regulatory liabilities	2,521	2,464
Other	412	357
Total other liabilities	6,836	6,784

Long-term Debt:
VIE Securitization Bonds, net	1,193	1,434
Other long-term debt, net	6,567	6,761
Total long-term debt, net	7,760	8,195

Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 431,547,782 shares and 431,044,845 shares outstanding, respectively	4	4
Additional paid-in capital	4,215	4,209
Retained earnings	513	543
Accumulated other comprehensive loss	(62)	(68)
Total shareholders’ equity	4,670	4,688

Total Liabilities and Shareholders’ Equity	$22,108	$22,736

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$90	$327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	656	480
Amortization of deferred financing costs	18	12
Deferred income taxes	(12)	95
Unrealized gain on marketable securities	(23)	(67)
Loss on indexed debt securities	272	23
Write-down of natural gas inventory	1	—
Equity in earnings of unconsolidated affiliate, net of distributions	(9)	(131)
Pension contributions	(64)	(18)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	232	234
Inventory	52	(20)
Taxes receivable	(39)	30
Accounts payable	(246)	(158)
Fuel cost recovery	69	(12)
Non-trading derivatives, net	64	(49)
Margin deposits, net	(9)	(43)
Interest and taxes accrued	(64)	(17)
Net regulatory assets and liabilities	57	(34)
Other current assets	(4)	10
Other current liabilities	(13)	(29)
Other assets	(3)	(1)
Other liabilities	60	27
Other, net	8	18
Net cash provided by operating activities	1,093	677
Cash Flows from Investing Activities:
Capital expenditures	(697)	(649)
Acquisitions, net of cash acquired	—	(132)
Distributions from unconsolidated affiliate in excess of cumulative earnings	30	149
Proceeds from sale of marketable securities	398	—
Other, net	2	(8)
Net cash used in investing activities	(267)	(640)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(39)	(11)
Proceeds from (payments of) commercial paper, net	(1,188)	284
Proceeds from long-term debt, net	997	298
Payments of long-term debt	(230)	(469)
Debt issuance costs	(35)	(6)
Payment of dividends on common stock	(240)	(230)
Distribution to ZENS note holders	(16)	—
Other, net	(5)	(4)
Net cash used in financing activities	(756)	(138)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	70	(101)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	296	381
Cash, Cash Equivalents and Restricted Cash at End of Period	$366	$280

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$854	$752	$1,609	$1,390

Expenses:
Operation and maintenance	351	343	693	684
Depreciation and amortization	262	180	495	332
Taxes other than income taxes	60	58	121	118
Total	673	581	1,309	1,134
Operating Income	181	171	300	256

Other Income (Expense):
Interest and other finance charges	(36)	(32)	(69)	(65)
Interest on Securitization Bonds	(14)	(20)	(30)	(40)
Other, net	(3)	(2)	(6)	(6)
Total	(53)	(54)	(105)	(111)
Income Before Income Taxes	128	117	195	145
Income tax expense	27	42	42	52
Net Income	$101	$75	$153	$93

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$101	$75	$153	$93
Other comprehensive income:
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $-0-, $1 and $-0-)	—	—	4	(1)
Total	—	—	4	(1)
Comprehensive income	$101	$75	$157	$92

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents ($253 and $230 related to VIEs, respectively)	$253	$238
Accounts and notes receivable ($112 and $73 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	389	284
Accounts and notes receivable–affiliated companies	32	7
Accrued unbilled revenues	122	120
Materials and supplies	125	119
Taxes receivable	23	—
Prepaid expenses and other current assets ($37 and $35 related to VIEs, respectively)	59	62
Total current assets	1,003	830

Property, Plant and Equipment:
Property, plant and equipment	11,812	11,496
Less: accumulated depreciation and amortization	3,741	3,633
Property, plant and equipment, net	8,071	7,863

Other Assets:
Regulatory assets ($1,293 and $1,590 related to VIEs, respectively)	1,321	1,570
Other	35	29
Total other assets	1,356	1,599

Total Assets	$10,430	$10,292

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	June 30, 2018	December 31, 2017
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$446	$434
Accounts payable	208	243
Accounts and notes payable–affiliated companies	121	104
Taxes accrued	61	116
Interest accrued	75	65
Other	93	120
Total current liabilities	1,004	1,082
Other Liabilities:
Deferred income taxes, net	1,025	1,059
Benefit obligations	143	146
Regulatory liabilities	1,265	1,263
Other	56	54
Total other liabilities	2,489	2,522
Long-term Debt:
VIE Securitization Bonds, net	1,193	1,434
Other, net	3,280	2,885
Total long-term debt, net	4,473	4,319

Commitments and Contingencies (Note 14)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,697	1,696
Retained earnings	763	673
Accumulated other comprehensive income	4	—
Total member’s equity	2,464	2,369

Total Liabilities and Member’s Equity	$10,430	$10,292

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$153	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	332
Amortization of deferred financing costs	6	6
Deferred income taxes	(38)	23
Changes in other assets and liabilities:
Accounts and notes receivable, net	(107)	(63)
Accounts receivable/payable–affiliated companies	78	(35)
Inventory	(6)	(1)
Accounts payable	(6)	57
Taxes receivable	(23)	(38)
Interest and taxes accrued	(45)	(41)
Net regulatory assets and liabilities	(59)	(59)
Other current assets	4	2
Other current liabilities	(11)	(7)
Other assets	2	4
Other liabilities	2	1
Other, net	(2)	5
Net cash provided by operating activities	443	279
Cash Flows from Investing Activities:
Capital expenditures	(441)	(414)
Decrease (increase) in notes receivable–affiliated companies	(26)	5
Other, net	(1)	(9)
Net cash used in investing activities	(468)	(418)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	398	298
Payments of long-term debt	(230)	(219)
Decrease in notes payable–affiliated companies	(60)	—
Dividend to parent	(63)	(42)
Debt issuance costs	(4)	(3)
Other, net	1	1
Net cash provided by financing activities	42	35
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	17	(104)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	274	381
Cash, Cash Equivalents and Restricted Cash at End of Period	$291	$277

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Utility revenues	$487	$470	$1,630	$1,377
Non-utility revenues	841	917	2,098	2,103
Total	1,328	1,387	3,728	3,480

Expenses:
Utility natural gas	188	150	825	600
Non-utility natural gas	790	882	2,063	2,011
Operation and maintenance	217	190	455	405
Depreciation and amortization	72	68	145	134
Taxes other than income taxes	39	38	87	72
Total	1,306	1,328	3,575	3,222
Operating Income	22	59	153	258

Other Income (Expense):
Interest and other finance charges	(33)	(31)	(62)	(60)
Equity in earnings of unconsolidated affiliate, net	58	59	127	131
Other, net	(1)	(4)	(5)	(9)
Total	24	24	60	62
Income Before Income Taxes	46	83	213	320
Income tax expense	10	29	47	119
Net Income	$36	$54	$166	$201

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$36	$54	$166	$201
Comprehensive income	$36	$54	$166	$201

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$1	$12
Accounts receivable, less bad debt reserve of $20 and $18, respectively	566	713
Accrued unbilled revenues	85	307
Accounts and notes receivable–affiliated companies	15	6
Materials and supplies	67	56
Natural gas inventory	152	222
Non-trading derivative assets	74	110
Prepaid expenses and other current assets	80	166
Total current assets	1,040	1,592

Property, Plant and Equipment:
Property, plant and equipment	7,104	6,888
Less: accumulated depreciation and amortization	2,136	2,036
Property, plant and equipment, net	4,968	4,852

Other Assets:
Goodwill	867	867
Regulatory assets	173	181
Non-trading derivative assets	46	44
Investment in unconsolidated affiliate	2,451	2,472
Other	97	104
Total other assets	3,634	3,668

Total Assets	$9,642	$10,112

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	June 30, 2018	December 31, 2017
Current Liabilities:
Short-term borrowings	$—	$39
Accounts payable	434	669
Accounts and notes payable–affiliated companies	36	611
Taxes accrued	48	75
Interest accrued	38	32
Customer deposits	75	76
Non-trading derivative liabilities	26	20
Other	152	137
Total current liabilities	809	1,659

Other Liabilities:
Deferred income taxes, net	1,330	1,289
Non-trading derivative liabilities	12	4
Benefit obligations	98	97
Regulatory liabilities	1,256	1,201
Other	352	297
Total other liabilities	3,048	2,888

Long-Term Debt	2,722	2,457

Commitments and Contingencies (Note 14)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,528	2,528
Retained earnings	529	574
Accumulated other comprehensive income	6	6
Total stockholder’s equity	3,063	3,108

Total Liabilities and Stockholder’s Equity	$9,642	$10,112

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$166	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	134
Amortization of deferred financing costs	4	4
Deferred income taxes	41	115
Write-down of natural gas inventory	1	—
Equity in earnings of unconsolidated affiliate, net of distributions	(9)	(131)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	339	295
Accounts receivable/payable–affiliated companies	(14)	(1)
Inventory	58	(18)
Accounts payable	(248)	(203)
Fuel cost recovery	69	(12)
Interest and taxes accrued	(21)	(27)
Non-trading derivatives, net	61	(49)
Margin deposits, net	(9)	(43)
Net regulatory assets and liabilities	92	(1)
Other current assets	7	12
Other current liabilities	8	(14)
Other assets	4	5
Other liabilities	52	10
Other, net	—	1
Net cash provided by operating activities	746	278
Cash Flows from Investing Activities:
Capital expenditures	(230)	(223)
Distributions from unconsolidated affiliate in excess of cumulative earnings	30	149
Acquisitions, net of cash acquired	—	(132)
Other, net	3	1
Net cash used in investing activities	(197)	(205)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(39)	(11)
Proceeds from (payments of) commercial paper, net	(333)	149
Proceeds from long-term debt	599	—
Dividends to parent	(211)	(248)
Debt issuance costs	(5)	(1)
Decrease in notes payable–affiliated companies	(570)	—
Contribution from parent	—	38
Other, net	(1)	—
Net cash used in financing activities	(560)	(73)
Net Decrease in Cash and Cash Equivalents	(11)	—
Cash and Cash Equivalents at Beginning of Period	12	1
Cash and Cash Equivalents at End of Period	$1	$1

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

COMBINED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

General. Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Combined Notes to the Unaudited Condensed Consolidated Financial Statements apply to all Registrants unless otherwise indicated. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with each of the Registrants’ 2017 Form 10-K.

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries, Houston Electric and CERC, own and operate electric transmission and distribution and natural gas distribution facilities, supply natural gas to commercial and industrial customers and electric and natural gas utilities and own interests in Enable as described below.

•	Houston Electric engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CERC Corp. (i) owns and operates natural gas distribution systems in six states and (ii) obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in 33 states through its wholly-owned subsidiary, CES. As of June 30, 2018, CERC Corp. owned approximately 54.0% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

As of June 30, 2018, CenterPoint Energy also owned an aggregate of 14,520,000 Series A Preferred Units in Enable.

As of June 30, 2018, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

The Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. Certain prior year amounts have been reclassified to conform to the current year presentation.

For a description of the Registrants’ reportable business segments, see Note 16.

(2) New Accounting Pronouncements

The following table provides an overview of recently adopted or issued accounting pronouncements applicable to all the Registrants, unless otherwise noted.

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
Transition method: modified retrospective

January 1, 2018
Note 4 addresses the disclosure requirements. Adoption of the standard did not result in significant changes to revenue recognition. A substantial amount of the Registrants’ revenues are tariff and/or derivative based, which were not significantly impacted by these ASUs.

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
Transition method: modified retrospective
January 1, 2018
ASU 2017-05 eliminates industry specific guidance, including ASC 360-20 Property, Plant, and Equipment - Real Estate Sales, for the recognition of gains or losses upon the sale of in-substance real estate. CenterPoint Energy and CERC elected to apply the practical expedient upon adoption to only evaluate transactions that were not determined to be complete as of the date of adoption. Subsequent to adoption, gains or losses on sales or dilution events in CenterPoint Energy’s or CERC’s investment in Enable may result in gains or losses recognized in earnings. See Note 9 for further discussion.

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
Transition method: cumulative-effect adjustment to beginning retained earnings, and two features prospective
January 1, 2018
The adoption of this standard did not have an impact on the Registrants’ financial position, results of operations or cash flows. The Registrants elected the practicability exception for investments without a readily determinable fair value to be measured at cost. This includes the Series A Preferred Units in Enable, which were previously accounted for under the cost method. See Note 9 for further discussion.

ASU 2016-15- Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This standard provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications.
Transition method: retrospective
January 1, 2018
The adoption did not have a material impact on the Registrants’ financial position, results of operations or disclosures. However, CenterPoint Energy’s and Houston Electric’s Condensed Statements of Consolidated Cash Flows reflect an increase in investing activities and a corresponding decrease in operating activities of $1 million and $3 million for the six months ended June 30, 2018 and 2017, respectively, due to the requirement that cash proceeds from COLI policies be classified as cash inflows from investing activity.

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
Transition method: retrospective
January 1, 2018
The adoption of this standard did not have an impact on the Registrants’ financial position, results of operations or disclosures. However, CenterPoint Energy’s and Houston Electric’s Condensed Statements of Consolidated Cash Flows are reconciled to cash, cash equivalents and restricted cash, resulting in a decrease in investing activities of $2 million and an increase in investing activities of $8 million for the six months ended June 30, 2018 and 2017, respectively.

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
Transition method: prospective
January 1, 2018
The adoption of this revised definition will reduce the number of transactions that are accounted for as a business combination, and therefore may have a potential impact on the Registrants’ accounting for future acquisitions.

ASU 2017-04- Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This standard eliminates Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Transition method: prospective
		January 1, 2018	The adoption of this standard will have an impact on CenterPoint Energy’s and CERC’s future calculation of goodwill impairments if an impairment is identified.
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
Transition method: retrospective for the presentation of the service cost component and other components; prospective for the capitalization of the service cost component
January 1, 2018
The adoption of this standard did not have a material impact on the Registrants’ financial position, results of operations, cash flows or disclosures; however, it resulted in the increases to operating income and corresponding decreases to other income reported in the table below. Other components previously capitalized in assets will be recorded as regulatory assets in the Registrants’ rate-regulated businesses, prospectively.

ASU 2017-09- Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes.
Transition method: prospective
		January 1, 2018	The adoption of this standard will have an impact on CenterPoint Energy’s accounting for future changes to share-based payment awards.

The table below reflects the impact of adoption of ASU 2017-07:

	Three Months Ended June 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Increase to operating income	$15	$8	$4	$17	$7	$6
Decrease to other income	15	8	4	17	7	6
	Six Months Ended June 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Increase to operating income	$29	$15	$8	$34	$15	$11
Decrease to other income	29	15	8	34	15	11

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
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
January 1, 2019 Early adoption is permitted
The Registrants will elect the practical expedient on existing easements provided by ASU 2018-01 and are evaluating other available transitional practical expedients. The Registrants are in the process of reviewing contracts to identify leases as defined in ASU 2016-02 and expect to recognize on the statements of financial position right-of-use assets and lease liabilities for the majority of their respective leases that are currently classified as operating leases. The Registrants are continuing to assess the impact that adoption of these standards will have on their financial position, results of operations, cash flows and disclosures.

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
		January 1, 2019 Early adoption is permitted	The Registrants are currently assessing the impact that adoption of this standard will have on their financial position, results of operations, cash flows and disclosures.
ASU 2018-02-Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and requires entities to provide certain disclosures regarding stranded tax effects.
Transition method: either in the period of adoption or retrospective
January 1, 2019 Early adoption is permitted
The adoption of this standard will allow the Registrants to reclass stranded deferred tax adjustments primarily related to benefit plans from other comprehensive income to retained earnings. The Registrants are currently assessing the impact that adoption of this standard will have on their financial position and disclosures.

Management believes that other recently adopted standards and recently issued standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Proposed Merger with Vectren (CenterPoint Energy)

On April 21, 2018, CenterPoint Energy entered into the Merger Agreement. Under the terms of the Merger Agreement, CenterPoint Energy will acquire Vectren for approximately $6 billion in cash. Upon closing, Vectren will become a wholly-owned subsidiary of CenterPoint Energy.

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of Vectren common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $72.00 in cash per share. CenterPoint Energy expects to finance the Merger with a combination of debt, equity-linked and equity issuances and has obtained commitments by lenders for a Bridge Facility to provide flexibility for the timing of the long-term acquisition financing and fund, in part, amounts payable by CenterPoint Energy in connection with the Merger. All outstanding debt held by Vectren and its subsidiaries will be assumed by CenterPoint Energy at the closing of the Merger. As of June 30, 2018, Vectren and its subsidiaries had outstanding $248 million of short-term debt and $2.0 billion of long-term debt, including current maturities. It is anticipated that Vectren and its subsidiaries will have approximately $2.5 billion of outstanding short-term and long-term debt as of December 31, 2018.

Consummation of the Merger is conditioned upon approval by federal regulatory commissions, orders from state regulatory commissions, expiration or termination of the applicable HSR waiting period and approval of the Merger by Vectren shareholders. In June 2018, CenterPoint Energy and Vectren (i) submitted their filings with the FERC and the FCC and pursuant to the HSR Act and (ii) initiated informational proceedings with regulators in Indiana and Ohio. On June 26, 2018, CenterPoint Energy and Vectren received notice from the FTC granting early termination of the waiting period under the HSR Act in connection with the Merger. On July 16, 2018, Vectren filed its definitive proxy statement, as supplemented, with the SEC for a special meeting of its shareholders to be held on August 28, 2018 in connection with the Merger.

The Merger Agreement contains termination rights for both CenterPoint Energy and Vectren, and provides that, upon termination of the Merger Agreement under specified circumstances, CenterPoint Energy would be required to pay a termination fee of $210 million to Vectren and Vectren would be required to pay CenterPoint Energy a termination fee of $150 million. Subject to receipt of required regulatory and statutory approvals and satisfaction and/or waiver of the closing conditions, CenterPoint Energy continues to anticipate closing the Merger in the first quarter of 2019.

(4) Revenue Recognition

The Registrants adopted ASC 606 and all related amendments on January 1, 2018 using the modified retrospective method for those contracts that were not completed as of the date of adoption. Application of the new revenue standard did not result in a cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard did not have a material impact on the Registrants’ financial position, results of operations or cash flows.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services. Contract assets and liabilities are not material.

The following tables disaggregate revenues by reportable business segment and major source:

CenterPoint Energy

	Three Months Ended June 30,
	2018					2017
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$860	$509	$78	$2	$1,449	$758	$463	$116	$1	$1,338
Derivatives income	—	—	782	—	782	—	—	815	—	815
Other (3)	(6)	(14)	—	2	(18)	(6)	14	—	2	10
Eliminations	—	(8)	(19)	—	(27)	—	(7)	(13)	—	(20)
Total revenues	$854	$487	$841	$4	$2,186	$752	$470	$918	$3	$2,143

	Six Months Ended June 30,
	2018					2017
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$1,621	$1,695	$256	$3	$3,575	$1,402	$1,388	$258	$2	$3,050
Derivatives income	(4)	—	1,889	—	1,885	1	—	1,869	—	1,870
Other (3)	(12)	(47)	—	5	(54)	(12)	5	—	5	(2)
Eliminations	—	(18)	(47)	—	(65)	—	(16)	(24)	—	(40)
Total revenues	$1,605	$1,630	$2,098	$8	$5,341	$1,391	$1,377	$2,103	$7	$4,878

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenue from contracts	$860	$758	$1,621	$1,402
Other (3)	(6)	(6)	(12)	(12)
	$854	$752	$1,609	$1,390

CERC

	Three Months Ended June 30,
	2018				2017
	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$509	$78	$—	$587	$463	$116	$—	$579
Derivatives income	—	782	—	782	—	815	—	815
Other (3)	(14)	—	—	(14)	14	—	(1)	13
Eliminations	(8)	(19)	—	(27)	(7)	(13)	—	(20)
Total revenues	$487	$841	$—	$1,328	$470	$918	$(1)	$1,387

	Six Months Ended June 30,
	2018				2017
	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$1,695	$256	$—	$1,951	$1,388	$258	$—	$1,646
Derivatives income	—	1,889	—	1,889	—	1,869	—	1,869
Other (3)	(47)	—	—	(47)	5	—	—	5
Eliminations	(18)	(47)	—	(65)	(16)	(24)	—	(40)
Total revenues	$1,630	$2,098	$—	$3,728	$1,377	$2,103	$—	$3,480

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

(3)
Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period.

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Service cost (1)	$9	$9	$18	$18
Interest cost (2)	19	22	39	44
Expected return on plan assets (2)	(26)	(24)	(53)	(48)
Amortization of prior service cost (2)	2	3	4	5
Amortization of net loss (2)	11	15	22	29
Net periodic cost	$15	$25	$30	$48

Postretirement Benefits

	Three Months Ended June 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	4	2	1	4	2	1
Expected return on plan assets (2)	(2)	(1)	(1)	(2)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	(2)	1	(1)	(1)	1
Net periodic cost	$2	$(1)	$1	$2	$—	$2

	Six Months Ended June 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	7	4	2	8	4	2
Expected return on plan assets (2)	(3)	(2)	(1)	(3)	(2)	—
Amortization of prior service cost (credit) (2)	(2)	(3)	1	(2)	(2)	1
Net periodic cost	$3	$(1)	$2	$4	$—	$3

(1)	Included in Operation and maintenance expense in the Registrants’ Condensed Statements of Consolidated Income.

(2)	Included in Other, net in the Registrants’ Condensed Statements of Consolidated Income.

Changes in accumulated other comprehensive loss related to defined benefit and postretirement plans are as follows:

CenterPoint Energy

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Beginning Balance	$(65)	$(71)	$(66)	$(72)
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (1)	1	1	1	1
Actuarial losses (1)	1	1	3	3
Tax expense	—	(1)	(1)	(2)
Net current period other comprehensive income	2	1	3	2
Ending Balance	$(63)	$(70)	$(63)	$(70)

(1)	These accumulated other comprehensive components are included in the computation of net periodic cost.

The table below reflects the expected contributions to be made to the pension plans and postretirement benefit plan during 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2018	$67	$—	$—
Expected contribution to postretirement benefit plan in 2018	16	10	5

The table below reflects the contributions made to the pension plans and postretirement benefit plan during 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—	$64	$—	$—
Postretirement benefit plan	3	2	1	7	4	2

(6) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on the Registrants’ Condensed Consolidated Balance Sheets:

	June 30, 2018			December 31, 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Regulatory Assets:	(in millions)
Current regulatory assets (1)	$55	$—	$55	$130	$—	$130
Non-current regulatory assets:
Securitized regulatory assets	1,293	1,293	—	1,590	1,590	—
Unrecognized equity return (2)	(242)	(242)	—	(287)	(287)	—
Unamortized loss on reacquired debt	72	72	—	75	75	—
Pension and postretirement-related regulatory asset (3)	623	32	18	646	31	20
Hurricane Harvey restoration costs (4)	63	56	7	64	58	6
Regulatory assets related to TCJA (5)	48	33	15	48	33	15
Other long-term regulatory assets (6)	210	77	133	211	70	140
Total non-current regulatory assets	2,067	1,321	173	2,347	1,570	181
Total regulatory assets	2,122	1,321	228	2,477	1,570	311
Regulatory Liabilities:
Current regulatory liabilities (7)	43	6	37	24	22	2
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (5)	1,389	885	504	1,354	862	492
Estimated removal costs	885	279	606	878	285	593
Other long-term regulatory liabilities	247	101	146	232	116	116
Total non-current regulatory liabilities	2,521	1,265	1,256	2,464	1,263	1,201
Total regulatory liabilities	2,564	1,271	1,293	2,488	1,285	1,203
Total regulatory assets and liabilities, net	$(442)	$50	$(1,065)	$(11)	$285	$(892)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in the Registrants’ Condensed Consolidated Balance Sheets.

(2)
The unrecognized equity return will be recognized as it is recovered in rates through 2024. During the three months ended June 30, 2018 and 2017, CenterPoint Energy and Houston Electric recognized approximately $24 million and $10 million, respectively, of the allowed equity return. During the six months ended June 30, 2018 and 2017, CenterPoint Energy and Houston Electric recognized approximately $45 million and $17 million, respectively, of the allowed equity return. The timing of CenterPoint Energy’s and Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during the period. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

(3)
Includes a portion of NGD’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates that is being deferred for rate making purposes, of which $5 million and $7 million as of June 30, 2018 and December 31, 2017, respectively, were not earning a return.

(4)	The Registrants are not earning a return on Hurricane Harvey restoration costs.

(5)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities.

(6)	Other long-term regulatory assets that are not earning a return were not material as of June 30, 2018 and December 31, 2017.

(7)	Current regulatory liabilities are included in Other current liabilities in the Registrants’ Condensed Consolidated Balance Sheets.

(7) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business.  The Registrants utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on its operating results and cash flows. Such derivatives are recognized in the Registrants’ Condensed Consolidated Balance Sheets at their fair value unless the Registrants elect the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or normal sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business.

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees commodity price, weather and credit risk activities, including the Registrants’ marketing, risk management services and hedging activities. The committee’s duties are to establish the Registrants’ commodity risk policies, allocate board-approved commercial risk limits, approve the use of new products and commodities, monitor positions and ensure compliance with the Registrants’ commercial risk management policy and procedures and limits established by CenterPoint Energy’s Board of Directors.

The Registrants’ policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

(a)	Non-Trading Activities

Derivative Instruments. CenterPoint Energy and CERC, through CES, enter into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services business segment are designated as fair value hedges for accounting purposes. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

Weather Hedges. CenterPoint Energy and CERC have weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi, Minnesota and Oklahoma. NGD and electric operations in Texas do not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on NGD’s results in Texas and on electric operations’ results in its service territory.

CenterPoint Energy and CERC, as applicable, enter into winter season weather hedges from time to time for certain NGD jurisdictions and electric operations’ service territory to mitigate the effect of fluctuations from normal weather on results of operations and cash flows. These weather hedges are based on heating degree days at 10-year normal weather. Houston Electric does not enter into weather hedges.

The table below summarizes CenterPoint Energy’s and CERC’s current weather hedge activity:

			Three Months Ended June 30,		Six Months Ended June 30,
Jurisdiction	Winter Season	Bilateral Cap	2018	2017	2018	2017
		(in millions)
Certain NGD jurisdictions	2018 – 2019	$9	$—	$—	$—	$—
Certain NGD jurisdictions	2017 – 2018	8	—	—	—	—
Total CERC (1)			—	—	—	—
Electric operations’ service territory	2018 – 2019	8	—	—	—	—
Electric operations’ service territory	2017 – 2018	9	—	—	(4)	—
Electric operations’ service territory	2016 – 2017	9	—	—	—	1
Total CenterPoint Energy (1)			$—	$—	$(4)	$1

(1)	Weather hedge gains (losses) are recorded in Revenues in the Condensed Statements of Consolidated Income.

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

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first two tables provide a balance sheet overview of Derivative Assets and Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments (CenterPoint Energy and CERC)

		June 30, 2018		December 31, 2017
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$—	$3	$13	$1
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	76	2	114	4
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	46	—	44	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	23	64	38	78
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	15	41	9	24
Total CERC		160	110	218	107
Indexed debt securities derivative	Current Liabilities	—	641	—	668
Total CenterPoint Energy		$160	$751	$218	$775

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,862 Bcf or a net 268 Bcf long position and 1,795 Bcf or a net 224 Bcf long position as of June 30, 2018 and December 31, 2017, respectively.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $82 million asset and a $130 million asset as of June 30, 2018 and December 31, 2017, respectively, as shown on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $32 million and $19 million, respectively.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities (CenterPoint Energy and CERC)

	June 30, 2018			December 31, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$99	$(25)	$74	$165	$(55)	$110
Other Assets: Non-trading derivative assets	61	(15)	46	53	(9)	44
Current Liabilities: Non-trading derivative liabilities	(69)	43	(26)	(83)	63	(20)
Other Liabilities: Non-trading derivative liabilities	(41)	29	(12)	(24)	20	(4)
Total	$50	$32	$82	$111	$19	$130

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity (CenterPoint Energy and CERC)

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2018	2017	2018	2017
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Non-utility natural gas expense	$13	$3	$13	$12
Natural gas inventory	Gains (Losses) in Non-utility natural gas expense	(12)	(4)	(14)	(14)
Total CenterPoint Energy and CERC (1)		$1	$(1)	$(1)	$(2)
Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Non-utility revenues	$11	$36	$68	$132
Natural gas derivatives	Gains (Losses) in Non-utility natural gas expense	(9)	(9)	(78)	(82)
Total CERC		2	27	(10)	50
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(254)	(13)	(272)	(23)
Total CenterPoint Energy		$(252)	$14	$(282)	$27

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

CenterPoint Energy and CERC enter into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy or CERC to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries, including CERC Corp., are downgraded.

CenterPoint Energy and CERC

	June 30, 2018	December 31, 2017
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$2	$2
Fair value of collateral already posted	—	—
Additional collateral required to be posted if credit risk contingent features triggered	1	2

(8) Fair Value Measurements

Assets and liabilities that are recorded at fair value in the Registrants’ Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value generally are exchange-traded derivatives and equity securities, as well as natural gas inventory that has been designated as the hedged item in a fair value hedge.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets.  A market approach is utilized to value the Registrants’ Level 2 assets or liabilities.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Registrants’ judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Registrants develop these inputs based on the best information available, including the Registrants’ own data. A market approach is utilized to value the Registrants’ Level 3 assets or liabilities. As of June 30, 2018, CenterPoint Energy’s and CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options and CenterPoint Energy’s indexed debt securities. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.04 to $3.31 per MMBtu) as an unobservable input. CenterPoint Energy’s and CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices. If forward prices decrease, CenterPoint Energy’s and CERC’s long forwards and options lose value whereas their short forwards and options gain in value. CenterPoint Energy’s Level 3 indexed debt securities derivative is valued using an option model and a discounted cash flow model, which uses projected dividends on the ZENS-Related Securities and a discount rate as unobservable inputs. An increase and a decrease in the unobservable inputs will generally decrease and increase the value of the indexed debt securities derivative, respectively.

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period.  For the six months ended June 30, 2018, there were no transfers between Level 1 and 2. The Registrants also recognize purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	June 30, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$586	$—	$—	$—	$586	$963	$—	$—	$—	$963
Investments, including money market funds (2)	70	—	—	—	70	68	—	—	—	68
Natural gas derivatives (3)	—	142	18	(40)	120	—	161	57	(64)	154
Hedged portion of natural gas inventory	—	—	—	—	—	14	—	—	—	14
Total assets	$656	$142	$18	$(40)	$776	$1,045	$161	$57	$(64)	$1,199
Liabilities
Indexed debt securities derivative	$—	$—	$641	$—	$641	$—	$—	$668	$—	$668
Natural gas derivatives (3)	—	105	5	(72)	38	—	96	11	(83)	24
Hedged portion of natural gas inventory	1	—	—	—	1	—	—	—	—	—
Total liabilities	$1	$105	$646	$(72)	$680	$—	$96	$679	$(83)	$692

Houston Electric

	June 30, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Netting	Total	Level 1	Level 2	Level 3	Netting	Total
Assets	(in millions)
Investments, including money market funds (2)	$52	$—	$—	$—	$52	$51	$—	$—	$—	$51
Total assets	$52	$—	$—	$—	$52	$51	$—	$—	$—	$51

CERC

	June 30, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$—	$2	$3	$—	$—	$—	$3
Investments, including money market funds (2)	11	—	—	—	11	11	—	—	—	11
Natural gas derivatives (3)	—	142	18	(40)	120	—	161	57	(64)	154
Hedged portion of natural gas inventory	—	—	—	—	—	14	—	—	—	14
Total assets	$13	$142	$18	$(40)	$133	$28	$161	$57	$(64)	$182
Liabilities
Natural gas derivatives (3)	$—	$105	$5	$(72)	$38	$—	$96	$11	$(83)	$24
Hedged portion of natural gas inventory	1	—	—	—	1	—	—	—	—	—
Total liabilities	$1	$105	$5	$(72)	$39	$—	$96	$11	$(83)	$24

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy and CERC to settle positive and negative positions and also include cash collateral of $32 million and $19 million as of June 30, 2018 and December 31, 2017, respectively, posted with the same counterparties.

(2)	Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy and CERC have utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning balance	$(662)	$12	$(700)	$27	$(622)	$46	$(704)	$13
Total gains (losses)	(11)	1	(6)	7	(16)	3	—	23
Total settlements	44	(1)	—	—	11	(35)	(4)	(4)
Transfers into Level 3	1	1	1	1	1	1	2	2
Transfers out of Level 3	—	—	(7)	(7)	(2)	(2)	(6)	(6)
Ending balance (1)	$(628)	$13	$(712)	$28	$(628)	$13	$(712)	$28

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date:
	$(9)	$3	$(9)	$4	$(23)	$(4)	$(2)	$21

(1)	CenterPoint Energy and CERC did not have significant Level 3 sales or purchases during either of the three or six months ended June 30, 2018 or 2017.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities and CenterPoint Energy’s ZENS indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by a combination of historical trading prices and comparable issue data. These liabilities, which are not measured at fair value in the Registrants’ Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 2 in the fair value hierarchy.

	June 30, 2018			December 31, 2017
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$8,256	$4,919	$2,722	$8,679	$4,753	$2,457
Fair value	8,470	4,991	2,876	9,220	5,034	2,708

(1)	Includes Securitization Bond debt.

(9) Unconsolidated Affiliate (CenterPoint Energy and CERC)

CenterPoint Energy and CERC have the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, account for the investment in Enable’s common units using the equity method of accounting for in-substance real estate. Upon the adoption of ASU 2014-09 and ASU 2017-05 on January 1, 2018, CenterPoint Energy and CERC evaluated transactions in the investment in Enable that occurred prior to January 1, 2018 (the effective date) and concluded a cumulative effect adjustment to the opening balance of retained earnings was not required. See Note 2 for further discussion.

CenterPoint Energy’s and CERC’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy and CERC are not the primary beneficiaries, is limited to the equity investment, the Series A Preferred Unit investment and outstanding current accounts receivable from Enable.

Limited Partner Interest and Units Held in Enable:

	June 30, 2018
	Limited Partner Interest (1)	Common Units	Series A Preferred Units (2)
CERC Corp.	54.0%	233,856,623	—
OGE	25.6%	110,982,805	—
Public unitholders	20.4%	88,225,208	—
CenterPoint Energy	—	—	14,520,000
Total units outstanding	100.0%	433,064,636	14,520,000

(1)	Excluding the Series A Preferred Units owned by CenterPoint Energy.

(2)
The carrying amount of the Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of both June 30, 2018 and December 31, 2017. No impairment charges or adjustment due to observable price changes were made during the current or prior reporting periods. See Note 2 for further discussion.

Generally, sales to any person or entity (including a series of sales to the same person or entity) of more than 5% of the aggregate of the common units CERC Corp. owns in Enable or sales to any person or entity (including a series of sales to the same person or entity) by OGE of more than 5% of the aggregate of the common units it owns in Enable are subject to mutual rights of first offer and first refusal set forth in Enable’s Agreement of Limited Partnership.

Enable is controlled jointly by CERC Corp. and OGE, and each own 50% of the management rights in the general partner of Enable. Sale of CERC Corp.’s or OGE’s ownership interests in Enable’s general partner to a third party is subject to mutual rights of first offer and first refusal, and CERC Corp. is not permitted to dispose of less than all of its interest in Enable’s general partner.

Distributions Received from Enable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Investment in Enable common units	$75	$75	$149	$149
Total CERC	75	75	149	149
Investment in Enable Series A Preferred Units	9	9	18	18
Total CenterPoint Energy	$84	$84	$167	$167
As of June 30, 2018, CERC Corp. and OGE also owned 40% and 60%, respectively, of the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per common unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per common unit in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

Transactions with Enable (CenterPoint Energy and CERC):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Reimbursement of transition services (1)	$1	$1	$3	$3
Natural gas expenses, including transportation and storage costs	29	24	66	57

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	June 30, 2018	December 31, 2017
	(in millions)
Accounts receivable for amounts billed for transition services	$3	$1
Accounts payable for natural gas purchases from Enable	8	13

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues	$805	$626	$1,553	$1,292
Cost of sales, excluding depreciation and amortization	444	279	819	587
Operating income	126	122	265	262
Net income attributable to Enable	86	86	191	197
Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s and CERC’s interest	$46	$47	$103	$107
Basis difference amortization (1)	12	12	24	24
CenterPoint Energy’s and CERC’s equity in earnings, net	$58	$59	$127	$131

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s and CERC’s share of Enable’s earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s and CERC’s original investment in Enable and their underlying equity in Enable’s net assets. The basis difference is amortized over approximately 31 years, the average life of the assets to which the basis difference is attributed.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Current assets	$432	$416
Non-current assets	11,360	11,177
Current liabilities	1,258	1,279
Non-current liabilities	2,963	2,660
Non-controlling interest	11	12
Preferred equity	362	362
Enable partners’ equity	7,198	7,280
Reconciliation of Investment in Enable:
CenterPoint Energy’s and CERC’s ownership interest in Enable partners’ equity	$3,887	$3,935
CenterPoint Energy’s and CERC’s basis difference	(1,436)	(1,463)
CenterPoint Energy’s and CERC’s equity method investment in Enable	$2,451	$2,472

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s goodwill by reportable business segment as of both June 30, 2018 and December 31, 2017 is as follows:

(in millions)
Natural Gas Distribution	$746
Energy Services (1)	110
Other Operations	11
Total	$867
(1) Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

The tables below present information on CenterPoint Energy’s and CERC’s other intangible assets recorded in Other non-current assets on the Condensed Consolidated Balance Sheets.

		June 30, 2018			December 31, 2017
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in years)	(in millions)
Customer relationships	15	$86	$(25)	$61	$86	$(21)	$65
Covenants not to compete	4	4	(2)	2	4	(2)	2
Other	Various	15	(9)	6	15	(8)	7
Total		$105	$(36)	$69	$105	$(31)	$74

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Amortization expense of intangible assets	$2	$1	$5	$3

(11) Indexed Debt Securities (ZENS) and Securities Related to ZENS (CenterPoint Energy)

(a) Investment in Securities Related to ZENS

In 1995, CenterPoint Energy sold a cable television subsidiary to TW and received certain TW securities as partial consideration. A subsidiary of CenterPoint Energy holds shares of certain securities detailed in the table below, which are classified as trading securities and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. Unrealized gains and losses resulting from changes in the market value of the ZENS-Related Securities are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Shares Held
	June 30, 2018	December 31, 2017
AT&T Common	10,212,945	—
Charter Common	872,503	872,503
Time Common	—	888,392
TW Common	—	7,107,130

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding as of June 30, 2018. Each ZENS was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

On October 22, 2016, AT&T announced that it had entered into a definitive agreement to acquire TW in a stock and cash transaction. On February 15, 2017, TW shareholders approved the announced transaction with AT&T. The merger closed on June 14, 2018. CenterPoint Energy received $53.75 and 1.437 shares of AT&T Common for each share of TW Common held, resulting in cash proceeds of $382 million and 10,212,945 shares of AT&T Common. In accordance with the terms of the ZENS, CenterPoint Energy remitted $382 million to ZENS note holders in July 2018, which reduced the contingent principal amount.

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

As a result, CenterPoint Energy recorded the following during the six months ended June 30, 2018:

	Meredith/Time		AT&T/TW
	(in millions)		(in millions)
Cash payment to ZENS note holders	$16	Due to ZENS note holders (1)	$382
Indexed debt – reduction	(4)	Indexed debt – reduction	(95)
Indexed debt securities derivative – reduction	(1)	Indexed debt securities derivative – reduction	(45)
Loss on indexed debt securities	$11	Loss on indexed debt securities	$242

(1)Cash of approximately $382 million was paid to ZENS note holders in July 2018.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	June 30, 2018	December 31, 2017
	(in shares)
AT&T Common	0.7185	—
Charter Common	0.061382	0.061382
Time Common	—	0.0625
TW Common	—	0.5

As of June 30, 2018, the contingent principal amount of the ZENS was $484 million.

(12) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings (CenterPoint Energy and CERC)

Inventory Financing. NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. In March 2018, NGD’s third party AMAs in Arkansas, Louisiana and Oklahoma expired, and NGD entered into new AMAs with CES effective April 1, 2018 in these states. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as an inventory financing and had an associated principal obligation of $ -0- and $39 million as of June 30, 2018 and December 31, 2017, respectively.

(b)	Long-term Debt

Debt Issuances. During the six months ended June 30, 2018, the following debt instruments were issued:

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

Credit Facility. In May 2018, CenterPoint Energy entered into an amendment to its revolving credit facility that will increase the aggregate commitments from $1.7 billion to $3.3 billion effective the earlier of (i) the termination of all commitments by certain lenders to provide the Bridge Facility and (ii) the payment in full of all obligations (other than contingent obligations) under the Bridge Facility and termination of all commitments to advance additional credit thereunder, and in each case, so long as the Merger Agreement has not been terminated pursuant to the terms thereof without consummation of the Merger. This increase to CenterPoint Energy’s revolving credit facility will automatically expire on the earlier of the (a) termination date of the revolving credit facility and (b) if the Merger Agreement is terminated without consummation of the Merger, the date that is 90 days after such termination. In addition, the amendment provides for a temporary increase on the maximum ratio of debt for borrowed money to capital from 65% to 75% until the earlier of (i) June 30, 2019 and (ii) the termination of all commitments in respect of the Bridge Facility without any borrowing thereunder.

The Registrants had the following revolving credit facilities and utilization of such facilities:

			June 30, 2018				December 31, 2017
	Size of Facility		Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$1,700	(1)	$—	$6	$—	—%	$—	$6	$855	1.88%
Houston Electric	300		—	4	—	—	—	4	—	—
CERC Corp.	900		—	1	565	2.37%	—	1	898	1.72%
Total	$2,900		$—	$11	$565		$—	$11	$1,753

(1)
Pursuant to the amendment entered into in May 2018, the aggregate commitments under the CenterPoint Energy revolving credit facility will increase to $3.3 billion upon the satisfaction of certain conditions described above.

Execution Date	Company	Size of Facility		Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2018 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$1,700	(3)	1.250%	75%	(4) (5)	52.1%	March 3, 2022
March 3, 2016	Houston Electric	300		1.125%	65%	(5)	50.7%	March 3, 2022
March 3, 2016	CERC Corp.	900		1.250%	65%		37.8%	March 3, 2022

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

(3)
Pursuant to the amendment entered into in May 2018, the aggregate commitments under the CenterPoint Energy revolving credit facility will increase to $3.3 billion upon the satisfaction of certain conditions described above.

(4)
CenterPoint Energy’s financial covenant limit will return to 65% upon the earlier of (i) June 30, 2019 or (ii) the termination of all commitments in respect of the Bridge Facility without any borrowing thereunder.

(5)
For CenterPoint Energy (whenever its financial covenant limit is 65%) and Houston Electric, the financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive 12-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

The Registrants were in compliance with all financial debt covenants as of June 30, 2018.

Other. As of both June 30, 2018 and December 31, 2017, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CenterPoint Energy	15%	36%	27%	36%
Houston Electric	21%	36%	22%	36%
CERC	22%	35%	22%	37%

CenterPoint Energy’s lower effective tax rate for the three and six months ended June 30, 2018 compared to the same periods for 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA, and partially offset by the impact of state tax law changes which resulted in re-measurement of state deferred taxes. The state tax law changes combined with the lower earnings for the period result in the lower than expected effective tax rate for the current quarter and higher than expected six-month effective tax rate.

Houston Electric’s and CERC’s lower effective tax rate for the three and six months ended June 30, 2018 compared to the same periods for 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

The Registrants reported no uncertain tax liability as of June 30, 2018 and expect no significant changes to the uncertain tax liability over the next twelve months. Tax years through 2016 have been audited and settled with the IRS. For the 2017 and 2018 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(14) Commitments and Contingencies

(a)	Natural Gas Supply Commitments (CenterPoint Energy and CERC)

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative.

As of June 30, 2018, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining six months of 2018	$185
2019	264
2020	168
2021	82
2022	51
2023 and beyond	123

(b)	Legal, Environmental and Other Matters

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002. On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. The plaintiffs have appealed that ruling. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2017, GenOn received court approval of a restructuring plan and is expected to emerge from Chapter 11 in 2018. CenterPoint Energy, CERC, and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then CenterPoint Energy, Houston Electric or CERC could incur liability and be responsible for satisfying the liability. CenterPoint Energy does not expect the ultimate outcome of the case against CES to have a material adverse effect on its financial condition, results of operations or cash flows.

Minnehaha Academy (CenterPoint Energy and CERC).  On August 2, 2017, a natural gas explosion occurred at the Minnehaha Academy in Minneapolis, Minnesota, resulting in the deaths of two school employees, serious injuries to others and significant property damage to the school.  CenterPoint Energy, certain of its subsidiaries, including CERC, and the contractor company working in the school have been named in litigation arising out of this incident.  CenterPoint Energy has reached confidential settlement agreements with some claimants. Additionally, CenterPoint Energy is cooperating with the ongoing investigation conducted by the National Transportation Safety Board. Further, CenterPoint Energy is contesting approximately $200,000 in fines imposed by the Minnesota Office of Pipeline Safety.  In early 2018, the Minnesota Occupational Safety and Health Administration concluded its investigation without any adverse findings against CenterPoint Energy. CenterPoint Energy’s general and excess liability insurance policies provide coverage for third party bodily injury and property damage claims.

Environmental Matters

MGP Sites (CenterPoint Energy and CERC). CERC and its predecessors operated MGPs in the past.  With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of June 30, 2018, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CenterPoint Energy and CERC do not expect the ultimate outcome of these matters to have a material adverse effect on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

Asbestos. Some facilities owned by the Registrants or their predecessors in interest contain or have contained asbestos insulation and other asbestos-containing materials. The Registrants are from time to time named, along with numerous others, as defendants in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos, and the Registrants anticipate that additional claims may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, the Registrants do not expect these matters, either individually or in the aggregate, to have a material adverse effect on their financial condition, results of operations or cash flows.

Other Environmental. From time to time, the Registrants identify the presence of environmental contaminants during operations or on property where predecessor companies have conducted operations.  Other such sites involving contaminants may be identified in the future.  The Registrants have and expect to continue to remediate any identified sites consistent with state and federal legal obligations.  From time to time, the Registrants have received notices, and may receive notices in the future, from regulatory authorities or others regarding status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Registrants have been, or may be, named from time to time as defendants in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, the Registrants do not expect these matters, either individually or in the aggregate, to have a material adverse effect on their financial condition, results of operations or cash flows.

Other Proceedings

The Registrants are involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. From time to time, the Registrants are also defendants in legal proceedings with respect to claims brought by various plaintiffs against broad groups of participants in the energy industry. Some of these proceedings involve substantial amounts. The Registrants regularly analyze current information and, as necessary, provide accruals for probable and reasonably estimable liabilities on the eventual disposition of these matters. The Registrants do not expect the disposition of these matters to have a material adverse effect on the Registrants’ financial condition, results of operations or cash flows.

(15) Earnings Per Share (CenterPoint Energy)

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings (loss) per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except share and per share amounts)
Net income (loss)	$(75)	$135	$90	$327

Basic weighted average shares outstanding	431,523,000	430,996,000	431,378,000	430,896,000
Plus: Incremental shares from assumed conversions:
Restricted stock (1)	—	2,801,000	3,029,000	2,801,000
Diluted weighted average shares	431,523,000	433,797,000	434,407,000	433,697,000
Basic earnings (loss) per share
Net income (loss)	$(0.17)	$0.31	$0.21	$0.76
Diluted earnings (loss) per share
Net income (loss)	$(0.17)	$0.31	$0.21	$0.75

(1)3,029,000 incremental shares from assumed conversions of restricted stock have not been included in the computation of diluted earnings (loss) per share for the three months ended June 30, 2018 as their inclusion would be anti-dilutive.

(16) Reportable Business Segments

The Registrants’ determination of reportable business segments considers the strategic operating units under which the Registrants manage sales, allocate resources and assess performance of various products and services to wholesale or retail customers in differing regulatory environments. The Registrants use operating income as the measure of profit or loss for the business segments other than Midstream Investments, where equity in earnings is used.

Reportable business segments by Registrant are as follows:

	Electric Transmission & Distribution	Natural Gas Distribution	Energy Services	Midstream Investments	Other Operations
CenterPoint Energy	X	X	X	X	X
Houston Electric	X
CERC		X	X	X	X

Electric Transmission & Distribution consists of the electric transmission and distribution function. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Energy Services consists of non-rate regulated natural gas sales and services operations. Midstream Investments consists of the equity investment in Enable (excluding the Series A Preferred Units). Other Operations consists primarily of other corporate operations which support all of the business operations.

Houston Electric consists of a single reportable business segment and therefore is not included in the tabular business segment presentation below. Operating income (loss) amounts for 2017 have been recast to reflect the adoption of ASU 2017-07 (see Note 2 for further information).

Financial data for business segments is as follows:

CenterPoint Energy

	Three Months Ended June 30,
	2018				2017
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Electric Transmission & Distribution	$854	(1)	$—	$181	$752	(1)	$—	$171
Natural Gas Distribution	487		8	7	470		7	42
Energy Services	841		19	15	918		13	16
Midstream Investments (2)	—		—	—	—		—	—
Other Operations	4		—	(16)	3		—	11
Eliminations	—		(27)	—	—		(20)	—
Consolidated	$2,186		$—	$187	$2,143		$—	$240

	Six Months Ended June 30,
	2018				2017
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Electric Transmission & Distribution	$1,605	(1)	$—	$296	$1,391	(1)	$—	$257
Natural Gas Distribution	1,630		18	163	1,377		16	210
Energy Services	2,098		47	(11)	2,103		24	51
Midstream Investments (2)	—		—	—	—		—	—
Other Operations	8		—	(10)	7		—	13
Eliminations	—		(65)	—	—		(40)	—
Consolidated	$5,341		$—	$438	$4,878		$—	$531

(1)	CenterPoint Energy’s and Houston Electric’s Electric Transmission & Distribution revenues from major customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Affiliates of NRG	$169	$167	$330	$319
Affiliates of Vistra Energy Corp.	59	53	113	100

CERC

	Three Months Ended June 30,
	2018			2017
	Revenues from External Customers	Net Intersegment Revenues	Operating Income	Revenues from External Customers	Net Intersegment Revenues	Operating Income
	(in millions)
Natural Gas Distribution	$487	$8	$7	$470	$7	$42
Energy Services	841	19	15	918	13	16
Midstream Investments (2)	—	—	—	—	—	—
Other Operations	—	—	—	(1)	—	1
Eliminations	—	(27)	—	—	(20)	—
Consolidated	$1,328	$—	$22	$1,387	$—	$59

	Six Months Ended June 30,
	2018			2017
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$1,630	$18	$163	$1,377	$16	$210
Energy Services	2,098	47	(11)	2,103	24	51
Midstream Investments (2)	—	—	—	—	—	—
Other Operations	—	—	1	—	—	(3)
Eliminations	—	(65)	—	—	(40)	—
Consolidated	$3,728	$—	$153	$3,480	$—	$258

(2)	CenterPoint Energy’s and CERC’s Midstream Investments’ equity earnings, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Enable	$58	$59	$127	$131

CenterPoint Energy and CERC

	Total Assets
	June 30, 2018			December 31, 2017
	CenterPoint Energy		CERC	CenterPoint Energy		CERC
	(in millions)
Electric Transmission & Distribution	$10,430		$—	$10,292		$—
Natural Gas Distribution	6,501		6,501	6,608		6,608
Energy Services	1,256		1,256	1,521		1,521
Midstream Investments	2,451		2,451	2,472		2,472
Other Operations	2,311	(3)	89	2,497	(3)	70
Eliminations	(841)		(655)	(654)		(559)
Consolidated	$22,108		$9,642	$22,736		$10,112

(3)	Includes pension and other postemployment-related regulatory assets of $577 million and $600 million, respectively, as of June 30, 2018 and December 31, 2017.

(17) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$167	$90	$50	$182	$94	$56
Income taxes, net	88	120	3	11	76	3
Non-cash transactions:
Accounts payable related to capital expenditures	133	75	69	106	75	44

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	June 30, 2018		December 31, 2017
	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Cash and cash equivalents	$328	$253	$260	$238
Restricted cash included in Prepaid expenses and other current assets	37	37	35	35
Restricted cash included in Other	1	1	1	1
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$366	$291	$296	$274

CERC does not have restricted cash and therefore was not included in the table above.

(18) Related Party Transactions (Houston Electric and CERC)

Houston Electric and CERC participate in a money pool through which they can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.

The table below summarizes money pool activity:

	June 30, 2018		December 31, 2017
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Money pool investments (borrowings) (1)	$26	$—	$(60)	$(570)
Weighted average interest rate	2.00%	—%	1.90%	1.90%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies in the Condensed Consolidated Balance Sheets.

Affiliate related net interest income (expense) was not material for either the three or six months ended June 30, 2018 or 2017.

CenterPoint Energy provides some corporate services to Houston Electric and CERC. The costs of services have been charged directly to Houston Electric and CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. Houston Electric provides a number of services to CERC. These services are billed at actual cost, either directly or as an allocation and include fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. Additionally, CERC provides certain services to Houston Electric. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. These charges are not necessarily indicative of what would have been incurred had Houston Electric and CERC not been affiliates.

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$47	$35	$44	$32	$91	$69	$86	$63
Net affiliate service charges (billings)	(3)	3	(4)	4	(5)	5	(5)	5

Houston Electric and CERC paid dividends on their common shares and stock, respectively, to Utility Holding, LLC as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Dividends paid	$31	$125	$10	$140	$63	$211	$42	$248

(19) Subsequent Events (CenterPoint Energy and CERC)

CenterPoint Energy Dividend Declaration

On July 26, 2018, CenterPoint Energy’s Board of Directors declared a regular quarterly cash dividend of $0.2775 per share of common stock payable on September 13, 2018 to shareholders of record as of the close of business on August 16, 2018.

Enable Distributions Declarations

On August 1, 2018, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common units for the quarter ended June 30, 2018. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the third quarter of 2018 to be made with respect to CERC Corp.’s investment in common units of Enable for the second quarter of 2018.

On August 1, 2018, Enable declared a quarterly cash distribution of $0.625 per Series A Preferred Unit for the quarter ended June 30, 2018. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $9 million from Enable in the third quarter of 2018 to be made with respect to CenterPoint Energy’s investment in Series A Preferred Units of Enable for the second quarter of 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

The following combined discussion and analysis should be read in combination with the Interim Condensed Financial Statements contained in this Form 10-Q and each Registrants’ 2017 Form 10-K. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific Registrant has been segregated and labeled as such. In this Form 10-Q, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries.

RECENT EVENTS

Proposed Merger with Vectren. On April 21, 2018, CenterPoint Energy entered into the Merger Agreement. Under the terms of the Merger Agreement, CenterPoint Energy will acquire Vectren for approximately $6 billion in cash. For more information about the proposed merger with Vectren, see Note 3 to the Interim Condensed Financial Statements.

AT&T Merger. In June 2018, AT&T’s merger with TW closed. For further information regarding the AT&T merger and its impact on the ZENS, see Note 11 to the Interim Condensed Financial Statements.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings and orders related to the TCJA to date in 2018, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Credit Facility Amendment. In May 2018, CenterPoint Energy entered into an amendment to its revolving credit facility that will increase the aggregate commitments from $1.7 billion to $3.3 billion under certain conditions. For more information about the amendment, see Note 12 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of CenterPoint Energy’s 2017 Form 10-K and “Risk Factors” in Item 1A of Part II of CenterPoint Energy’s First Quarter 2018 Form 10-Q and this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Revenues	$2,186	$2,143	$5,341	$4,878
Expenses	1,999	1,903	4,903	4,347
Operating Income	187	240	438	531
Interest and Other Finance Charges	(91)	(77)	(169)	(155)
Interest on Securitization Bonds	(14)	(20)	(30)	(40)
Equity in Earnings of Unconsolidated Affiliate, net	58	59	127	131
Other Income, net	(228)	9	(242)	43
Income (Loss) Before Income Taxes	(88)	211	124	510
Income Tax Expense (Benefit)	(13)	76	34	183
Net Income (Loss)	$(75)	$135	$90	$327
Basic Earnings (Loss) Per Share	$(0.17)	$0.31	$0.21	$0.76
Diluted Earnings (Loss) Per Share	$(0.17)	$0.31	$0.21	$0.75

Three months ended June 30, 2018 compared to three months ended June 30, 2017

We reported a net loss of $75 million ($(0.17) per diluted share) for the three months ended June 30, 2018 compared to net income of $135 million ($0.31 per diluted share) for the same period in 2017.

The decrease in net income of $210 million was primarily due to the following key factors:

•
a $241 million increase in losses on indexed debt securities related to the ZENS included in Other Income, net shown above, resulting from a loss of $242 million from AT&T’s acquisition of TW in June 2018, partially offset by increased gains of $1 million in the underlying value of the indexed debt securities;

•	a $53 million decrease in operating income discussed below by segment;

•	a $14 million increase in interest expense due to higher outstanding other long-term debt and the amortization of Bridge Facility fees of $7 million;

•	a $1 million decrease in equity earnings from our investment in Enable, discussed further in Note 9 to our Interim Condensed Financial Statements; and

•	a $1 million decrease in gains on marketable securities included in Other Income, net shown above.

These decreases in net income were partially offset by the following:

•
an $89 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA, partially offset by re-measurement of state deferred taxes discussed below;

•	a $6 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds; and

•
a $5 million increase in miscellaneous other non-operating income included in Other Income, net shown above, primarily due to lower non-service cost components of net periodic pension and postretirement costs.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

We reported net income of $90 million ($0.21 per diluted share) for the six months ended June 30, 2018 compared to net income of $327 million ($0.75 per diluted share) for the six months ended June 30, 2017.

The decrease in net income of $237 million was primarily due to the following key factors:

•
a $249 million increase in losses on indexed debt securities related to the ZENS included in Other Income, net shown above, resulting from a loss of $11 million from Meredith’s acquisition of Time in March 2018 and a loss of $242 million from AT&T’s acquisition of TW in June 2018, partially offset by increased gains of $4 million in the underlying value of the indexed debt securities;

•	a $93 million decrease in operating income discussed below by segment;

•	a $44 million decrease in gains on marketable securities included in Other Income, net shown above;

•	a $14 million increase in interest expense due to higher outstanding other long-term debt and the amortization of Bridge Facility fees of $7 million; and

•	a $4 million decrease in equity earnings from our investment in Enable, discussed further in Note 9 to our Interim Condensed Financial Statements.

These decreases in net income were partially offset by the following:

•
a $149 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA, partially offset by re-measurement of state deferred taxes discussed below;

•	a $10 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds; and

•
an $8 million increase in miscellaneous other non-operating income included in Other Income, net shown above, primarily due to lower non-service cost components of net periodic pension and postretirement costs.

Income Tax Expense

Our effective tax rate reported for the three months ended June 30, 2018 was 15% compared to 36% for the same period in 2017. The effective tax rate reported for the six months ended June 2018 was 27% compared to 36% for the same period in 2017. The lower effective tax rates for the three and six months ended June 30, 2018 were primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA, and partially offset by the impact of state tax law changes which resulted in re-measurement of state deferred taxes. The state tax law changes combined with the lower earnings for the period result in the lower than expected effective tax rate for the current quarter and higher than expected six-month effective tax rate. We expect our annual effective tax rate for the fiscal year ending December 31, 2018 to be approximately 23%.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors” in Item 1A of Part I of Houston Electric’s 2017 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except throughput and customer data)
Revenues	$854	$752	$1,609	$1,390
Expenses	673	581	1,309	1,134
Operating income	181	171	300	256
Interest and other finance charges	(36)	(32)	(69)	(65)
Interest on Securitization Bonds	(14)	(20)	(30)	(40)
Other income, net	(3)	(2)	(6)	(6)
Income before income taxes	128	117	195	145
Income tax expense	27	42	42	52
Net income	$101	$75	$153	$93

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Houston Electric reported net income of $101 million for the three months ended June 30, 2018 compared to net income of $75 million for the same period in 2017.

Net income increased $26 million due to the following key factors:

•	a $16 million increase in TDU operating income as discussed further below in Results of Operations by Business Segment; and

•	a $15 million decrease in income tax expense due to a reduction in the corporate income tax rate resulting from the TCJA.

These increases to net income were partially offset by the following:

•	a $4 million increase in interest expense due to higher outstanding other long-term debt; and

•	a $1 million decrease in miscellaneous other non-operating income included in Other income, net shown above.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Houston Electric reported net income of $153 million for the six months ended June 30, 2018 compared to net income of $93 million for the six months ended June 30, 2017.

Net income increased $60 million, primarily due to the following key factors:

•
a $54 million increase in TDU operating income resulting from the $49 million increase discussed further below in Results of Operations by Business Segment and increased usage of $5 million, primarily due to a return to more normal weather, which was not offset by the weather hedge loss recorded on CenterPoint Energy; and

•	a $10 million decrease in income tax expense due to a reduction in the corporate income tax rate resulting from the TCJA.

These increases to net income were partially offset by a $4 million increase in interest expense due to higher outstanding other long-term debt.

Income Tax Expense

Houston Electric’s effective tax rate reported for the three months ended June 30, 2018 was 21% compared to 36% for the same period in 2017. The effective tax rate reported for the six months ended June 30, 2018 was 22% compared to 36% for the same period in 2017. The lower effective tax rate for both the three and six months ended June 30, 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, competition in CERC’s various business operations, the effectiveness of CERC’s risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors” in Item 1A of Part I of CERC’s 2017 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$1,328	$1,387	$3,728	$3,480
Expenses	1,306	1,328	3,575	3,222
Operating Income	22	59	153	258
Interest and other finance charges	(33)	(31)	(62)	(60)
Equity in earnings of unconsolidated affiliate, net	58	59	127	131
Other expense, net	(1)	(4)	(5)	(9)
Income Before Income Taxes	46	83	213	320
Income tax expense	10	29	47	119
Net Income	$36	$54	$166	$201

Three months ended June 30, 2018 compared to three months ended June 30, 2017

CERC reported net income of $36 million for the three months ended June 30, 2018 compared to net income of $54 million for the same period in 2017.

The decrease in net income of $18 million was primarily due to the following key factors:

•	a $37 million decrease in operating income discussed below by segment in Results of Operations by Business Segment;

•	a $2 million increase in interest expense due to higher outstanding long-term debt; and

•	a $1 million decrease in equity earnings from our investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements.

These decreases were partially offset by the following:

•	a $19 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA; and

•	a $3 million increase in miscellaneous other non-operating income included in Other expense, net shown above.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

CERC reported net income of $166 million for the six months ended June 30, 2018 compared to net income of $201 million for the six months ended June 30, 2017.

The decrease in net income of $35 million was primarily due to the following key factors:

•	a $105 million decrease in operating income discussed below by segment in Results of Operations by Business Segment;

•	a $4 million decrease in equity earnings from our investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements; and

•	a $2 million increase in interest expense due to higher outstanding long-term debt.

These decreases were partially offset by the following:

•	a $72 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA; and

•	a $4 million increase in miscellaneous other non-operating income included in Other expense, net shown above.

Income Tax Expense

CERC’s effective tax rate reported for the three months ended June 30, 2018 was 22% compared to 35% for the same period in 2017. CERC’s effective tax rate reported for the six months ended June 30, 2018 was 22% compared to 37% for the same period in 2017. The lower effective tax rates for both the three and six months ended June 30, 2018 were primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each business segment.  Included in revenues are intersegment sales, which are accounted for as if the sales were to third parties at current market prices. See Note 16 to the Interim Condensed Financial Statements for details of business segments by Registrant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Electric Transmission & Distribution	$181	$171	$296	$257
Natural Gas Distribution	7	42	163	210
Energy Services	15	16	(11)	51
Other Operations	(16)	11	(10)	13
Total Consolidated Operating Income	$187	$240	$438	$531

Electric Transmission & Distribution

For information regarding factors that may affect the future results of operations of the Electric Transmission & Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Electric Transmission & Distribution Business” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of CenterPoint Energy’s 2017 Form 10-K.

The following table provides summary data of our Electric Transmission & Distribution business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except throughput and customer data)
Revenues:
TDU	$676	$653	$1,274	$1,215
Bond Companies	178	99	331	176
Total revenues	854	752	1,605	1,391
Expenses:
Operation and maintenance, excluding Bond Companies	349	341	689	681
Depreciation and amortization, excluding Bond Companies	100	103	198	199
Taxes other than income taxes	60	58	121	118
Bond Companies	164	79	301	136
Total expenses	673	581	1,309	1,134
Operating Income	$181	$171	$296	$257
Operating Income:
TDU	$167	$151	$266	$217
Bond Companies (1)	14	20	30	40
Total segment operating income	$181	$171	$296	$257
Throughput (in GWh):
Residential	8,327	7,940	13,932	13,092
Total	23,688	22,750	43,332	41,504
Number of metered customers at end of period:
Residential	2,179,048	2,152,655	2,179,048	2,152,655
Total	2,463,500	2,429,403	2,463,500	2,429,403

(1)	Represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Our Electric Transmission & Distribution business segment reported operating income of $181 million for the three months ended June 30, 2018, consisting of $167 million from the TDU and $14 million related to the Bond Companies. For the three months ended June 30, 2017, operating income totaled $171 million, consisting of $151 million from the TDU and $20 million related to the Bond Companies.

TDU operating income increased $16 million, primarily due to the following key factors:

•	higher equity return of $14 million, primarily related to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months;

•	higher transmission-related revenues of $7 million, exclusive of the TCJA discussed below, and lower transmission costs billed by transmission providers of $7 million;

•	rate increases of $12 million related to distribution capital investments;

•	higher usage of $9 million, primarily due to a return to more normal weather; and

•	customer growth of $8 million from the addition of over 34,000 customers.

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

•	increased operation and maintenance expenses of $15 million, primarily due to increased contract services and corporate support services;

•	lower revenues of $7 million due to lower transmission rate filings as a result of the TCJA; and

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $6 million.

Lower depreciation and amortization expenses related to AMS of $7 million were offset by a corresponding decrease in related revenues.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Our Electric Transmission & Distribution business segment reported operating income of $296 million for the six months ended June 30, 2018, consisting of $266 million from the TDU and $30 million related to the Bond Companies. For the six months ended June 30, 2017, operating income totaled $257 million, consisting of $217 million from the TDU and $40 million related to the Bond Companies.

TDU operating income increased $49 million, primarily due to the following key factors:

•	higher equity return of $28 million, primarily related to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months;

•	higher transmission-related revenues of $15 million, exclusive of the TCJA discussed below, and lower transmission costs billed by transmission providers of $13 million;

•	rate increases of $21 million related to distribution capital investments;

•	higher usage of $17 million, primarily due to a return to more normal weather; and

•	customer growth of $14 million from the addition of over 34,000 customers.

These increases to operating income were partially offset by the following:

•
lower revenues of $24 million due to the recording of a regulatory liability and a corresponding decrease to revenue reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA;

•	increased operation and maintenance expenses of $21 million primarily due to an increase in labor and benefits, contract services and corporate support services;

•	lower revenues of $7 million due to lower transmission rate filings as a result of the TCJA; and

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $6 million.

Lower depreciation and amortization expenses related to AMS of $4 million were offset by a corresponding decrease in related revenues.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of the Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of CenterPoint Energy’s 2017 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except throughput and customer data)
Revenues	$495	$477	$1,648	$1,393
Expenses:
Natural gas	185	164	852	625
Operation and maintenance	196	170	409	359
Depreciation and amortization	69	65	137	128
Taxes other than income taxes	38	36	87	71
Total expenses	488	435	1,485	1,183
Operating Income	$7	$42	$163	$210
Throughput (in Bcf):
Residential	23	19	110	81
Commercial and industrial	61	57	155	139
Total Throughput	84	76	265	220
Number of customers at end of period:
Residential	3,204,897	3,176,953	3,204,897	3,176,953
Commercial and industrial	255,115	253,559	255,115	253,559
Total	3,460,012	3,430,512	3,460,012	3,430,512

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Our Natural Gas Distribution business segment reported operating income of $7 million for the three months ended June 30, 2018 compared to $42 million for the three months ended June 30, 2017.

Operating income decreased $35 million as a result of the following key factors:

•
lower revenues of $16 million due to the timing of a decoupling normalization accrual recorded in the second quarter of 2017 primarily for the impact of weather not recovered by weather normalization adjustments during the 2016-2017 winter season;

•
higher labor and benefits costs of $17 million, resulting primarily from the recording of a regulatory asset (and a corresponding reduction in expense) to recover $16 million of prior postretirement expenses in future rates established in the Texas Gulf rate order in 2017;

•
higher operation and maintenance expenses of $5 million, primarily due to higher support services expense and bad debt expense of $11 million, partially offset by a timing-related adjustment associated with the Texas Gulf rate order of $6 million;

•
lower revenue of $5 million, associated with the recording of a regulatory liability and a corresponding decrease to revenue in certain jurisdictions of $5 million reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA; and

•	increased depreciation and amortization expense of $4 million, primarily due to ongoing additions to plant-in-service.

These decreases were partially offset by the following:

•	rate increases of $7 million, primarily in the Texas and Minnesota jurisdictions, exclusive of the TCJA impact discussed above; and

•	a $2 million increase associated with customer growth from the addition of over 29,000 customers.

Increased operation and maintenance expenses related to energy efficiency programs of $4 million and increased gross receipts taxes of $2 million were offset by corresponding increases in the related revenues.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Our Natural Gas Distribution business segment reported operating income of $163 million for the six months ended June 30, 2018 compared to $210 million for the six months ended June 30, 2017.

Operating income decreased $47 million as a result of the following key factors:

•
higher labor and benefits costs of $23 million, resulting primarily from the recording of a regulatory asset (and a corresponding reduction in expense) to recover $16 million of prior postretirement expenses in future rates established in the Texas Gulf rate order in 2017;

•
lower revenue of $20 million, associated with the recording of a regulatory liability and a corresponding decrease to revenue in certain jurisdictions of $11 million reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA and lower rate filings in Minnesota and South Texas of $9 million associated with the lower corporate tax rate as a result of the TCJA;

•
higher operation and maintenance expenses of $15 million, primarily due to higher support services expense, contract services expense and bad debt expense of $21 million, partially offset by a timing-related adjustment associated with the Texas Gulf rate order of $6 million;

•
lower revenues of $12 million due to the timing of a decoupling normalization accrual recorded in the second quarter of 2017 primarily for the impact of weather not recovered by weather normalization adjustments during the 2016-2017 winter season;

•	higher other taxes of $10 million, primarily due to the 2017 Minnesota property tax refund of $9 million; and

•	increased depreciation and amortization expense of $8 million, primarily due to ongoing additions to plant-in-service.

These decreases were partially offset by the following:

•	rate increases of $29 million, primarily in the Texas, Minnesota and Arkansas jurisdictions, exclusive of the TCJA impact discussed above; and

•	a $5 million increase associated with customer growth from the addition of over 29,000 customers.

Increased operation and maintenance expenses related to energy efficiency programs of $12 million and increased gross receipts taxes of $6 million were offset by corresponding increases in the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of the Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of CenterPoint Energy’s 2017 Form 10-K.

The following table provides summary data of our Energy Services business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except throughput and customer data)
Revenues	$860	$931	$2,145	$2,127
Expenses:
Natural gas	820	889	2,101	2,026
Operation and maintenance	21	22	46	43
Depreciation and amortization	3	3	8	6
Taxes other than income taxes	1	1	1	1
Total expenses	845	915	2,156	2,076
Operating Income (Loss)	$15	$16	$(11)	$51

Timing impacts related to mark-to-market gain (loss) (1)	$8	$6	$(72)	$21
Throughput (in Bcf)	311	273	686	592
Approximate number of customers at end of period (2)	30,000	31,000	30,000	31,000

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)
Does not include approximately 71,000 and 61,000 natural gas customers as of June 30, 2018 and 2017, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Our Energy Services business segment reported operating income of $15 million for the three months ended June 30, 2018 compared to $16 million for the three months ended June 30, 2017.

Operating income decreased $1 million, primarily due to timing impacts related to natural gas storage activity. This decrease in operating income was partially offset by decreases to operation and maintenance expenses.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Our Energy Services business segment reported an operating loss of $11 million for the six months ended June 30, 2018 compared to operating income of $51 million for the six months ended June 30, 2017.

Operating income decreased $62 million as a result of the following key factors:

•	a $93 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins;

•
a $3 million increase in operation and maintenance expenses, primarily due to higher contract and services expense related to pipeline integrity testing, higher bad debt expense and higher support services expense; and

•	a $2 million increase in depreciation and amortization, primarily due to the amortization of AEM acquired intangibles.

These decreases in operating income were partially offset by a $36 million increase in margin due to incremental volumes from customers and improved margin rates, resulting from realized commercial opportunities attributable to the Continuum and AEM acquisitions and colder than normal weather in several regions of the United States, primarily in the first quarter of 2018.

Midstream Investments

For information regarding factors that may affect the future results of operations of the Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of CenterPoint Energy’s 2017 Form 10-K.

The following table provides pre-tax equity income of the Midstream Investments business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Equity earnings from Enable, net	$58	$59	$127	$131
Other Operations

The following table shows the operating income (loss) of CenterPoint Energy’s Other Operations business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$4	$3	$8	$7
Expenses	20	(8)	18	(6)
Operating Income (Loss)	$(16)	$11	$(10)	$13

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Our Other Operations business segment reported an operating loss of $16 million for the three months ended June 30, 2018 compared to operating income of $11 million for the three months ended June 30, 2017. Operating income decreased $27 million, primarily due to transaction costs related to the Merger.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Our Other Operations business segment reported an operating loss of $10 million for the three months ended June 30, 2018 compared to operating income of $13 million for the three months ended June 30, 2017. Operating income decreased $23 million, primarily due to transaction costs related to the Merger.

The following table shows the operating income (loss) of CERC’s Other Operations business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$—	$—	$—	$—
Expenses	—	(1)	(1)	3
Operating Income (Loss)	$—	$1	$1	$(3)

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of CenterPoint Energy’s 2017 Form 10-K, “Risk Factors” in Item 1A of Part I of each of the Registrants’

2017 Form 10-K and in Item 1A of Part II of CenterPoint Energy’s First Quarter 2018 Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,093	$443	$746	$677	$279	$278
Investing activities	(267)	(468)	(197)	(640)	(418)	(205)
Financing activities	(756)	42	(560)	(138)	35	(73)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2018 compared to the same period of 2017:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$132	$162	$(97)
Changes in working capital	187	10	403
Change in equity in earnings from Enable, net of distributions (1)	122	—	122
Higher pension contribution	(46)	—	—
Other	21	(8)	40
	$416	$164	$468

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2018 compared to the same period of 2017:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of marketable securities	$398	$—	$—
AEM acquisition in 2017	132	—	132
Higher capital expenditures	(48)	(27)	(7)
Net change in notes receivable from unconsolidated affiliates	—	(31)	—
Change in distributions from Enable in excess of cumulative earnings	(119)	—	(119)
Other	10	8	2
	$373	$(50)	$8

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the six months ended June 30, 2018 compared to the same period of 2017:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(1,472)	$—	$(482)
Net changes in long-term debt outstanding, excluding commercial paper	938	89	599
Net changes in debt issuance costs	(29)	(1)	(4)
Net changes in short-term borrowings	(28)	—	(28)
Distributions to ZENS note holders	(16)	—	—
Increased payment of common stock dividends	(10)	—	—
Net change in notes payable from affiliated companies	—	(60)	(570)
Contribution from parent	—	—	(38)
Dividend to parent	—	(21)	37
Other	(1)	—	(1)
	$(618)	$7	$(487)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants, other than in connection with the proposed Merger with Vectren (see Note 3 to the Interim Condensed Financial Statements), are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure for electric transmission and distribution operations and natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s common stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining six months of 2018 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$972	$532	$407
Maturing collateralized pollution control bonds	50	—	—
Scheduled principal payments on Securitization Bonds	204	204	—
Distribution to ZENS note holders	382	—	—

The Registrants expect that anticipated cash needs for the remaining six months of 2018 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, anticipated cash flows from operations and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and distributions from Enable. In addition, if CenterPoint Energy and CERC decide to sell all or a portion of the Enable common units that they own in the public equity markets or otherwise in 2018 (reducing the amount of future distributions CenterPoint Energy and CERC receives from Enable to the extent of any such sales), any net proceeds received from such sales could provide a source for CenterPoint Energy’s and CERC’s remaining 2018 cash needs. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets, additional credit facilities and any sales of CenterPoint Energy’s and CERC’s Enable common units may not, however, be available to us on acceptable terms.

For more information on CenterPoint Energy’s acquisition financing plan with respect to the proposed Merger with Vectren, see Note 3 to the Interim Condensed Financial Statements.

Off-Balance Sheet Arrangements

Other than Houston Electric’s first mortgage bonds and general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project (CenterPoint Energy and Houston Electric)

Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project were approximately $285 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. Houston Electric applied for interim recovery of project costs not already included in rates in a filing with the PUCT in May 2018 and received approval for interim recovery in July 2018. Final approval by the PUCT of the project costs will occur in Houston Electric’s next base rate case.

Freeport Master Plan Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of a transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit transmission line located in Brazoria, Matagorda and Wharton counties. On December 12, 2017, Houston Electric received approval from ERCOT. Houston Electric expects to file in September 2018 an application with the PUCT seeking approval to build the project at a current estimated cost of as much as $630 million (previously estimated at $250 million) and anticipates that the PUCT will provide a decision in the third quarter of 2019 regarding the need for and route of the project. The revised preliminary project cost includes additional costs associated with line routing to mitigate environmental and other land use impacts and structure design to address soil and coastal wind conditions.

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

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
Houston Electric (PUCT)
TCOS	N/A	February 2018	April 2018	April 2018
Revised TCOS annual revenue application approved in November 2017 by a reduction of $41.6 million to recognize decrease in the federal income tax rate, amortize certain EDIT balances and adjust rate base by EDIT attributable to new plant since the last rate case, all of which are related to the TCJA.

TCOS	$40.8	May 2018	July 2018	July 2018
Requested an increase of $285 million to rate base and reflects a $40.8 million annual increase in current revenues. Also reflects a one-time refund of $6.6 million in excess federal income tax collected from January to April 2018.

EECRF	8.4	June 2018	TBD	TBD	Revised application requests recovery of 2019 EECRF of $41.7 million, including a $8.4 million performance bonus.
DCRF	30.9	April 2018	September 2018	TBD
Unanimous settlement agreement results in incremental annual revenue of $30.9 million. The agreement filed with the PUCT in June 2018 recommends a $120.6 million annual revenue requirement effective September 1, 2018. The settlement agreement also reflects an approximately $39 million decrease in the federal income tax rate, a $20 million decrease to return to customers the reserve recorded recognizing this decrease in the federal income tax rate from January 25, 2018 through August 31, 2018 and a $19.2 million decrease related to the unprotected EDIT. Effective September 1, 2019, the reserve amount returned to customers ends.

CERC - South Texas (Railroad Commission)
Rate Case	(1.0)	November 2017	May 2018	May 2018
Unanimous settlement agreement approved by the Railroad Commission in May 2018 that provides for a $1 million annual decrease in current revenues. The settlement agreement also reflects an approximately $2 million decrease in the federal income tax rate and amortization of certain EDIT balances and establishing a 9.8% ROE for future GRIP filings for the South Texas jurisdiction.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CERC - Beaumont/East Texas, Houston and Texas Coast (Railroad Commission)
GRIP	14.7	March 2018	July 2018	June 2018
Based on net change in invested capital of $70.0 million and reflects a $14.7 million annual increase in current revenues. Also reflects an approximately $1.0 million decrease in the federal income tax rate.

Administrative 104.111	N/A	July 2018	TBD	TBD
Beaumont/East Texas, Houston and Texas Coast propose to decrease base rates by $12.9 million to reflect the change in the federal income tax rate. In addition, Beaumont/East Texas proposed to decrease the GRIP charge to reflect the change in the federal income tax rate. The impact of deferred taxes is expected to be reflected in the next rate case.

CERC - Arkansas (APSC)
FRP	13.2	August 2018	October 2018	TBD
Based on ROE of 9.5% as approved in the last rate case and reflects a $13.2 million annual increase in current revenues, excluding the effects of the recently enacted TCJA. With TCJA impacts considered, the annual increase is reduced by approximately $8.1 million, which include the effects of a lower federal income tax rate and amortization of EDIT balances.

CERC - Minnesota (MPUC)
Rate Case	56.5	August 2017	TBD	TBD
Reflects a proposed 10.0% ROE on a 52.18% equity ratio. Includes a proposal to extend decoupling beyond current expiration date of June 2018. Interim rates reflecting an annual increase of $47.8 million were effective October 1, 2017. A unanimous settlement agreement was filed in March 2018, which is subject to MPUC approval. The settlement agreement increases base rates by $3.9 million, makes decoupling a permanent part of the tariff, incorporates the impact of the decrease in the federal income tax rate and amortization of EDIT balances (approximately $20 million) and establishes or continues tracker recovery mechanisms that account for approximately $13.3 million in the initial filing. The MPUC voted to approve the settlement and a formal order was issued on July 20, 2018.  Final rates (and the refund of interim rates that exceed final rates) are expected to be implemented later this year after required compliance filings are approved.

CERC - Mississippi (MPSC)
RRA	5.7	May 2018	TBD	TBD
Based on authorized ROE of 9.144% and a capital structure of 50% debt and 50% equity and reflects a $5.7 million annual increase in revenues, excluding the effects of the recently enacted TCJA.  With the impact of the lower federal income tax rate considered, the annual increase is reduced by approximately $1.7 million.

CERC - Oklahoma (OCC)
PBRC	6.7	March 2018	TBD	TBD
Based on ROE of 10% and reflects a $6.7 million annual increase in revenues, excluding the effects of the recently enacted TCJA . With TCJA impacts considered, the annual increase is reduced by approximately $1.2 million, which includes the effects of a lower federal income tax rate and amortization of certain EDIT balances.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

For Houston Electric and CERC’s NGD, federal income tax expense is included in the rates approved by state commissions and local municipalities and charged by those utilities to consumers. As Houston Electric and NGD file general rate cases and other periodic rate adjustments, the impacts of the TCJA (including the lower tax rate and the calculation and amortization of EDIT), along with other increases and decreases in our revenue requirements, will be incorporated into Houston Electric’s and NGD’s future rates as allowed by IRS rules. The effect of any potential return of tax savings resulting from the TCJA to consumers may differ depending on how each regulatory body requires us to return such savings. Regulatory commissions across most of Houston Electric’s and NGD’s jurisdictions have issued accounting orders to track or record a regulatory liability for (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates.

On January 25, 2018, the PUCT issued an accounting order in Project No. 47945 directing electric utilities, including Houston Electric, to record as a regulatory liability (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates. On February 13, 2018, Houston Electric and other likely parties to a future rate case announced a settlement that requires Houston Electric to make (i) a TCOS filing by February 20, 2018 to reflect the change in the federal income tax rate for Houston Electric’s transmission rate base through July 31, 2017 and account for certain EDIT (and such filing was timely submitted), (ii) a DCRF filing in April 2018 to reflect the change in the federal income tax rate for Houston Electric’s distribution rate base through December 31, 2017 (and such filing was timely submitted) and (iii) a full rate case filing by April 30, 2019. The settlement was presented to the PUCT during its open meeting on February 15, 2018. In response to the settlement, the PUCT did not proceed with a prior proposal to require Houston Electric to file a rate case in the summer of 2018. The PUCT also amended its prior accounting order to remove the requirement that utilities include carrying costs in the new regulatory liability. Additional information related to tax reform for Houston Electric is described in the table above.

On January 12, 2018, the APSC issued an order in Docket No. 18-006-U opening an investigatory docket into the TCJA and directing utilities, including CERC, to record as a regulatory liability the current and deferred impacts of the TCJA. On July 26, 2018, the APSC issued an order in the investigatory docket requiring CERC to (1) Include the reduction in tax expense due to the January 1, 2018 change in the tax rate from 35% to 21% in the utility’s FRP as a reduction to the revenue requirement; this reduction will be reflected in the utility’s historical year netting process in the 2019 FRP filing;  (2)  File and include all unprotected EDIT, including plant-related unprotected EDIT, in a separate rider within 30 days and refund the entire balance before December 31, 2019; (3) Include protected EDIT in the FRP and amortize such amount using the ARAM method; and (4) Adjust all other riders impacted by the TCJA changes and apply carrying charges calculated using the pre-tax cost of capital of 6.44% for the amounts related to the TCJA within 30 days of the July 26, 2018 order.

FERC Revised Policy Statement and NOPR (CenterPoint Energy and CERC)

On March 15, 2018, the FERC addressed treatment of federal income tax allowances in FERC-regulated pipeline rates. The FERC issued a Revised Policy Statement stating that it will no longer permit pipelines organized as MLPs to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC. On July 18, 2018, the FERC issued an order denying requests for rehearing of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. Accordingly, the impacts that such changes may have on the rates Enable can charge for transportation services are unknown at this time.

On March 15, 2018, the FERC also proposed, in a NOPR, the method by which it would apply the Revised Policy Statement to FERC-jurisdictional natural gas pipeline rates, as well as account for the corporate income tax rate reduction in the TCJA. On July 18, 2018, the FERC issued a final rule requiring all FERC-regulated natural gas pipelines that have cost-based rates to make a filing providing certain cost and revenue information and then either propose to reduce or support current cost-based rates, or take no further action. At this time, we cannot predict the outcome of the final rule, but the FERC’s adoption of the regulation could adversely impact the rates Enable is permitted to charge its customers.

Other Matters

Credit Facilities

The Registrants may draw on their respective revolving credit facilities from time to time to provide funds used for general corporate and limited liability company purposes, including to backstop CenterPoint Energy’s and CERC’s commercial paper programs. The facilities may also be utilized to obtain letters of credit. For further details related to the Registrants’ revolving credit facilities, please see Note 12 to the Interim Condensed Financial Statements.

As of July 23, 2018, the Registrants had the following facilities:

Registrant	Size of Facility		Amount Utilized (1)		Termination Date
(in millions)
CenterPoint Energy	$1,700	(2)	$309	(3)	March 3, 2022
Houston Electric	300		4	(4)	March 3, 2022
CERC Corp.	900		513	(5)	March 3, 2022

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of Houston Electric and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated $2.9 billion as of June 30, 2018.

(2)
Pursuant to the amendment entered into in May 2018, the aggregate commitments under the CenterPoint Energy revolving credit facility will increase to $3.3 billion upon the satisfaction of certain conditions. For further information, see Note 12 to the Interim Condensed Financial Statements.

(3)	Represents outstanding commercial paper of $303 million and outstanding letters of credit of $6 million.

(4)	Represents outstanding letters of credit.

(5)	Represents outstanding commercial paper of $512 million and outstanding letters of credit of $1 million.

Borrowings under each of the three revolving credit facilities are subject to customary terms and conditions. However, there is no requirement that the borrower makes representations prior to borrowing as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the revolving credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the three revolving credit facilities, the spread to LIBOR and the commitment fees fluctuate based on the borrower’s credit rating. The borrowers are currently in compliance with the various business and financial covenants in the three revolving credit facilities.

For more information on the Bridge Facility relating to the proposed Merger with Vectren, see Note 3 to the Interim Condensed Financial Statements.

Long-term Debt

In February 2018, Houston Electric issued $400 million aggregate principal amount of general mortgage bonds. In March 2018, CERC Corp. issued $600 million aggregate principal amount of unsecured senior notes. For further information about our 2018 debt issuances, see Note 12 to the Interim Condensed Financial Statements.

As of June 30, 2018, Houston Electric’s outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.4 billion, of which $118 million is not reflected in its consolidated financial statements because of the contingent nature of the obligation.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2018. Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Houston Electric’s long-term debt consists of its obligations and the obligations of its subsidiaries, including Securitization Bonds issued by its wholly-owned subsidiaries.  As of June 30, 2018, the Bond Companies had the following aggregate principal amount, exclusive of debt issuance costs, of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$296
Bond Company III	110
Bond Company IV	955
Restoration Bond Company	281
Total	$1,642

The Securitization Bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. The Securitization Bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition or system restoration charges) of the Bond Companies. Houston Electric has no payment obligations with respect to the Securitization Bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between Houston Electric and the Bond Companies and in an intercreditor agreement among Houston Electric, the Bond Companies and other parties.

Securities Registered with the SEC

On January 31, 2017, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of CenterPoint Energy’s shares of common stock, shares of preferred stock, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on January 31, 2020.

Temporary Investments

As of July 23, 2018, the Registrants had no temporary external investments.

Money Pool (Houston Electric and CERC)

We have a money pool through which the holding company and participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under our revolving credit facility or the sale of our commercial paper. The money pool may not provide sufficient funds to meet our subsidiaries’ cash needs. As of July 23, 2018, Houston Electric and CERC had borrowings from the money pool of $63 million and $-0-, respectively.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the Registrants’ credit facilities is based on their credit ratings. As of July 23, 2018, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of the Registrants:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of June 30, 2018, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services business segments.

CES, a wholly-owned subsidiary of CERC Corp. operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of June 30, 2018, the amount posted by CES as collateral aggregated approximately $50 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2018, unsecured credit limits extended to CES by counterparties aggregated $348 million, and less than $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $184 million as of June 30, 2018. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If our creditworthiness were to drop such that ZENS holders thought our liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that we own or from other sources. We own shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically cease when ZENS are exchanged or otherwise retired and ZENS-Related Securities shares are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS. If all ZENS had been exchanged for cash on June 30, 2018, deferred taxes of approximately $408 million would have been payable in 2018. If all the ZENS-Related Securities had been sold on June 30, 2018, capital gains taxes of approximately $100 million would have been payable in 2018.

For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

Cross Defaults

Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by it or any of its significant subsidiaries will cause a default. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

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

Enable Midstream Partners (CenterPoint Energy and CERC)

We receive quarterly cash distributions from Enable on its common units and Series A Preferred Units we own. A reduction in the cash distributions we receive from Enable could significantly impact our liquidity. For additional information about cash distributions from Enable, see Notes 9 and 19 to the Interim Condensed Financial Statements.

Hedging of Interest Expense for Future Debt Issuances

From time to time, we may enter into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 7(a) to the Interim Condensed Financial Statements.

Weather Hedge (CenterPoint Energy and CERC)

We have historically entered into partial weather hedges for certain NGD jurisdictions and electric operations’ service territory to mitigate the impact of fluctuations from normal weather. We remain exposed to some weather risk as a result of the partial hedges. For more information about our weather hedges, see Note 7(a) to the Interim Condensed Financial Statements.

Collection of Receivables from REPs (CenterPoint Energy and Houston Electric)

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

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including weather hedging arrangements, and natural gas purchases, natural gas price and natural gas storage activities of the Natural Gas Distribution and Energy Services business segments;

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased natural gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	slower customer payments and increased write-offs of receivables due to higher natural gas prices or changing economic conditions;

•	the outcome of litigation;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of each of the Registrants’ 2017 Form 10-K and Item 1A of Part II of CenterPoint Energy’s First Quarter 2018 Form 10-Q.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. For information about the total debt to capitalization financial covenants in our revolving credit facilities, see Note 12 to the Interim Condensed Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Interim Condensed Financial Statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2018, we had outstanding long-term debt, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating rate obligations aggregated $565 million and $1.8 billion as of June 30, 2018 and December 31, 2017, respectively. If the floating interest rates were to increase by 10% from June 30, 2018 rates, our combined interest expense would increase by approximately $1 million annually.

As of June 30, 2018 and December 31, 2017, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $7.8 billion and $7.0 billion, respectively, in principal amount and having a fair value of $8.0 billion and $7.5 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $266 million if interest rates were to decline by 10% from levels at June 30, 2018. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $26 million as of June 30, 2018 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at June 30, 2018. Changes in the fair value of the derivative component, a $641 million recorded liability at June 30, 2018, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2018 levels, the fair value of the derivative component liability would decrease by approximately $2 million, which would be recorded as an unrealized gain in our Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

We are exposed to equity market value risk through our ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the June 30, 2018 aggregate market value of these shares would result in a net loss of approximately less than $1 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. We measure this commodity risk using a sensitivity analysis. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of June 30, 2018, the recorded fair value of our non-trading energy derivatives was a net asset of $50 million (before collateral), all of which is related to our Energy Services business segment. A $0.50 change in the forward NYMEX price would have had a combined impact of $8 million on our non-trading energy derivatives net asset and the market value of natural gas inventory.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2018 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings, please read Note 14(b) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of each of the Registrants’ 2017 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in each of the Registrants’ 2017 Form 10-K and CenterPoint Energy’s First Quarter 2018 Form 10-Q.

Item 5.	OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The Registrants do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the 12-month periods due to the seasonal nature of their business. The ratios were calculated pursuant to applicable rules of the SEC.

	Six Months Ended June 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Ratio of earnings to fixed charges	1.69	2.88	4.64	3.61	2.31	6.35

Item 6.	EXHIBITS

Exhibits filed herewith are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about the Registrants, any other persons, any state of affairs or other matters.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrants have not filed as exhibits to this Form 10-Q certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of the Registrants and its subsidiaries on a consolidated basis. The Registrants hereby agree to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	x
4.3	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	x	x
4.4	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	x		x
4.5	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	x
4.6	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	x
4.7	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	x	x
4.8	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	x		x
10.1	Commitment Letter, dated as of April 21, 2018, by Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. to CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	10.1	x
+12.1	Computation of Ratios of Earnings to Fixed Charges				x
+12.2	Computation of Ratios of Earnings to Fixed Charges					x
+12.3	Computation of Ratios of Earnings to Fixed Charges						x
+31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka				x
+31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka					x
+31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka						x
+31.2.1	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers				x
+31.2.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers					x
+31.2.3	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers						x
+32.1.1	Section 1350 Certification of Scott M. Prochazka				x
+32.1.2	Section 1350 Certification of Scott M. Prochazka					x
+32.1.3	Section 1350 Certification of Scott M. Prochazka						x
+32.2.1	Section 1350 Certification of William D. Rogers				x
+32.2.2	Section 1350 Certification of William D. Rogers					x
+32.2.3	Section 1350 Certification of William D. Rogers						x
+101.INS	XBRL Instance Document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
+101.SCH	XBRL Taxonomy Extension Schema Document				x	x	x
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x

*
Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: August 3, 2018