Form 10-Q
period 2018-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2018-11-08
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

CenterPoint Energy, Inc.            Yes ☐  No ☑
CenterPoint Energy Houston Electric, LLC    Yes ☐  No ☑
CenterPoint Energy Resources Corp.        Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 22, 2018:

CenterPoint Energy, Inc.	501,191,387 shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000 common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000 shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
Bridge Facility	A $5 billion 364-day senior unsecured bridge term loan facility
CECL	Current expected credit losses
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
COLI	Corporate-owned life insurance
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets of Continuum Energy Services, LLC

DCRF	Distribution Cost Recovery Factor
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable

GLOSSARY
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
FTC	Federal Trade Commission
Gas Daily	Platts gas daily indices
GenOn	GenOn Energy, Inc.
GMES	Government Mandated Expenditure Surcharge
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
HSR	Hart-Scott-Rodino
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRS	Internal Revenue Service
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
Meredith	Meredith Corporation
Merger
The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NOPR	Notice of Proposed Rulemaking
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated

GLOSSARY
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s 6.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TDU	Transmission and distribution utility
Time	Time Inc.
Time Common	Time common stock
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TW	Time Warner Inc.
TW Common	TW common stock
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren Corporation, an Indiana corporation
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
WACC	Weighted average cost of capital
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of September 30, 2018, consisted of AT&T Common and Charter Common and as of December 31, 2017, consisted of Charter Common, Time Common and TW Common
2017 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017

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

The Registrants have based their forward-looking statements on management’s beliefs and assumptions based on information reasonably available to management at the time the statements are made. The Registrants caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, the Registrants cannot assure you that actual results will not differ materially from those expressed or implied by the Registrants’ forward-looking statements. In this Form 10-Q, unless context requires otherwise, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, including Houston Electric and CERC.

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•
the performance of Enable, the amount of cash distributions CenterPoint Energy receives from Enable, Enable’s ability to redeem the Enable Series A Preferred Units in certain circumstances and the value of CenterPoint Energy’s interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including factors such as:

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

•
CenterPoint Energy’s expected timing, likelihood and benefits of completion of the Merger, including the timing, receipt and terms and conditions of any required approvals by regulatory agencies or the outcome of shareholder litigation filed against Vectren that could reduce anticipated benefits or cause the parties to delay or abandon the Merger, as well as the ability to successfully integrate the businesses and realize anticipated benefits and the risk that the credit ratings of the combined company or its subsidiaries may be different from what CenterPoint Energy expects;

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

•	our ability to invest planned capital and the timely recovery of our investments;

•	our ability to control operation and maintenance costs;

•	the sufficiency of our insurance coverage, including availability, cost, coverage and terms and ability to recover claims;

•	the investment performance of CenterPoint Energy’s pension and postretirement benefit plans;

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

•
CenterPoint Energy’s or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses (including a reduction of CenterPoint Energy’s interest in Enable, if any, whether through its decision to sell all or a portion of the Enable common units it owns in the public equity markets or otherwise, subject to certain limitations), which CenterPoint Energy and Enable cannot assure will be completed or will have the anticipated benefits to CenterPoint Energy or Enable;

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

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations to us, including indemnity obligations, which may be contested by GenOn;

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Utility revenues	$1,299	$1,233	$4,534	$4,001
Non-utility revenues	913	865	3,019	2,975
Total	2,212	2,098	7,553	6,976

Expenses:
Utility natural gas	134	106	959	706
Non-utility natural gas	864	832	2,927	2,843
Operation and maintenance	567	501	1,714	1,562
Depreciation and amortization	326	269	982	749
Taxes other than income taxes	95	93	307	288
Total	1,986	1,801	6,889	6,148
Operating Income	226	297	664	828

Other Income (Expense):
Gain on marketable securities	43	37	66	104
Loss on indexed debt securities	(44)	(36)	(316)	(59)
Interest and other finance charges	(90)	(80)	(259)	(235)
Interest on Securitization Bonds	(16)	(18)	(46)	(58)
Equity in earnings of unconsolidated affiliate, net	81	68	208	199
Other, net	9	(1)	16	(2)
Total	(17)	(30)	(331)	(51)

Income Before Income Taxes	209	267	333	777
Income tax expense	51	98	85	281
Net Income	158	169	248	496
Series A Preferred Stock dividend requirement	5	—	5	—
Income Available to Common Shareholders	$153	$169	$243	$496

Basic Earnings Per Common Share	$0.35	$0.39	$0.56	$1.15

Diluted Earnings Per Common Share	$0.35	$0.39	$0.56	$1.14

Weighted Average Common Shares Outstanding, Basic	432	431	431	431

Weighted Average Common Shares Outstanding, Diluted	435	434	435	434

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$158	$169	$248	$496
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1, $2, $2 and $4)	1	—	4	2
Net deferred gain (loss) from cash flow hedges (net of tax of $1, $2, $2 and $2)	3	(2)	6	(3)
Total	4	(2)	10	(1)
Comprehensive income	$162	$167	$258	$495

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

ASSETS

	September 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents ($278 and $230 related to VIEs, respectively)	$293	$260
Investment in marketable securities	627	960
Accounts receivable ($92 and $73 related to VIEs, respectively), less bad debt reserve of $15 and $19, respectively	918	1,000
Accrued unbilled revenues	212	427
Natural gas inventory	207	222
Materials and supplies	198	175
Non-trading derivative assets	76	110
Taxes receivable	38	—
Prepaid expenses and other current assets ($37 and $35 related to VIEs, respectively)	157	241
Total current assets	2,726	3,395

Property, Plant and Equipment:
Property, plant and equipment	19,861	19,031
Less: accumulated depreciation and amortization	6,208	5,974
Property, plant and equipment, net	13,653	13,057

Other Assets:
Goodwill	867	867
Regulatory assets ($1,146 and $1,590 related to VIEs, respectively)	1,934	2,347
Non-trading derivative assets	38	44
Investment in unconsolidated affiliate	2,457	2,472
Preferred units – unconsolidated affiliate	363	363
Other	190	191
Total other assets	5,849	6,284

Total Assets	$22,228	$22,736

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(In Millions, except share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2018	December 31, 2017
Current Liabilities:
Short-term borrowings	$—	$39
Current portion of VIE Securitization Bonds long-term debt	456	434
Indexed debt, net	25	122
Current portion of other long-term debt	50	50
Indexed debt securities derivative	685	668
Accounts payable	708	963
Taxes accrued	152	181
Interest accrued	80	104
Dividends accrued	—	120
Non-trading derivative liabilities	33	20
Other	392	368
Total current liabilities	2,581	3,069

Other Liabilities:
Deferred income taxes, net	3,220	3,174
Non-trading derivative liabilities	6	4
Benefit obligations	722	785
Regulatory liabilities	2,506	2,464
Other	433	357
Total other liabilities	6,887	6,784

Long-term Debt:
VIE Securitization Bonds, net	1,045	1,434
Other long-term debt, net	6,207	6,761
Total long-term debt, net	7,252	8,195

Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, $800,000 aggregate liquidation preference, 800,000 shares outstanding	790	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 431,555,853 shares and 431,044,845 shares outstanding, respectively	4	4
Additional paid-in capital	4,221	4,209
Retained earnings	551	543
Accumulated other comprehensive loss	(58)	(68)
Total shareholders’ equity	5,508	4,688

Total Liabilities and Shareholders’ Equity	$22,228	$22,736

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$248	$496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	982	749
Amortization of deferred financing costs	34	18
Deferred income taxes	33	185
Unrealized gain on marketable securities	(66)	(104)
Loss on indexed debt securities	316	59
Write-down of natural gas inventory	2	—
Equity in earnings of unconsolidated affiliate, net of distributions	(15)	(199)
Pension contributions	(67)	(46)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	355	216
Inventory	(10)	(52)
Taxes receivable	(38)	30
Accounts payable	(262)	(137)
Fuel cost recovery	53	(30)
Non-trading derivatives, net	63	(53)
Margin deposits, net	2	(49)
Interest and taxes accrued	(53)	2
Net regulatory assets and liabilities	44	(135)
Other current assets	11	18
Other current liabilities	16	19
Other assets	(3)	(3)
Other liabilities	24	28
Other, net	10	16
Net cash provided by operating activities	1,679	1,028
Cash Flows from Investing Activities:
Capital expenditures	(1,121)	(994)
Acquisitions, net of cash acquired	—	(132)
Distributions from unconsolidated affiliate in excess of cumulative earnings	30	223
Proceeds from sale of marketable securities	398	—
Other, net	19	6
Net cash used in investing activities	(674)	(897)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(39)	13
Payments of commercial paper, net	(1,551)	(428)
Proceeds from long-term debt, net	997	1,096
Payments of long-term debt	(368)	(597)
Debt issuance costs	(36)	(13)
Payment of dividends on Common Stock	(360)	(346)
Proceeds from issuance of Series A Preferred Stock, net	790	—
Distribution to ZENS note holders	(398)	—
Other, net	(5)	(4)
Net cash used in financing activities	(970)	(279)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	35	(148)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	296	381
Cash, Cash Equivalents and Restricted Cash at End of Period	$331	$233

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$897	$843	$2,506	$2,233

Expenses:
Operation and maintenance	369	337	1,062	1,021
Depreciation and amortization	242	193	737	525
Taxes other than income taxes	59	59	180	177
Total	670	589	1,979	1,723
Operating Income	227	254	527	510

Other Income (Expense):
Interest and other finance charges	(32)	(32)	(101)	(97)
Interest on Securitization Bonds	(16)	(18)	(46)	(58)
Other, net	—	(3)	(6)	(9)
Total	(48)	(53)	(153)	(164)
Income Before Income Taxes	179	201	374	346
Income tax expense	36	71	78	123
Net Income	$143	$130	$296	$223

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$143	$130	$296	$223
Other comprehensive income:
Net deferred gain (loss) from cash flow hedges (net of tax of $1, $-0-, $2 and $-0-)	3	—	7	(1)
Total	3	—	7	(1)
Comprehensive income	$146	$130	$303	$222

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents ($278 and $230 related to VIEs, respectively)	$279	$238
Accounts and notes receivable ($92 and $73 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	389	284
Accounts and notes receivable–affiliated companies	13	7
Accrued unbilled revenues	122	120
Materials and supplies	129	119
Taxes receivable	9	—
Non-trading derivative assets	3	—
Prepaid expenses and other current assets ($37 and $35 related to VIEs, respectively)	50	62
Total current assets	994	830

Property, Plant and Equipment:
Property, plant and equipment	11,962	11,496
Less: accumulated depreciation and amortization	3,742	3,633
Property, plant and equipment, net	8,220	7,863

Other Assets:
Regulatory assets ($1,146 and $1,590 related to VIEs, respectively)	1,202	1,570
Other	20	29
Total other assets	1,222	1,599

Total Assets	$10,436	$10,292

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	September 30, 2018	December 31, 2017
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$456	$434
Accounts payable	220	243
Accounts and notes payable–affiliated companies	113	104
Taxes accrued	88	116
Interest accrued	43	65
Other	111	120
Total current liabilities	1,031	1,082
Other Liabilities:
Deferred income taxes, net	1,044	1,059
Benefit obligations	142	146
Regulatory liabilities	1,265	1,263
Other	79	54
Total other liabilities	2,530	2,522
Long-term Debt:
VIE Securitization Bonds, net	1,045	1,434
Other, net	3,281	2,885
Total long-term debt, net	4,326	4,319

Commitments and Contingencies (Note 14)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,696	1,696
Retained earnings	846	673
Accumulated other comprehensive income	7	—
Total member’s equity	2,549	2,369

Total Liabilities and Member’s Equity	$10,436	$10,292

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$296	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	737	525
Amortization of deferred financing costs	8	10
Deferred income taxes	(24)	29
Changes in other assets and liabilities:
Accounts and notes receivable, net	(95)	(131)
Accounts receivable/payable–affiliated companies	(12)	(49)
Inventory	(10)	(3)
Accounts payable	(6)	105
Taxes receivable	(9)	6
Interest and taxes accrued	(50)	(28)
Net regulatory assets and liabilities	(66)	(149)
Other current assets	13	8
Other current liabilities	(9)	25
Other assets	4	1
Other liabilities	16	(1)
Other, net	(5)	(4)
Net cash provided by operating activities	788	567
Cash Flows from Investing Activities:
Capital expenditures	(678)	(603)
Decrease in notes receivable–affiliated companies	—	29
Other, net	15	5
Net cash used in investing activities	(663)	(569)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	398	298
Payments of long-term debt	(368)	(347)
Decrease in notes payable–affiliated companies	15	—
Dividend to parent	(123)	(87)
Debt issuance costs	(4)	(3)
Other, net	—	—
Net cash used in financing activities	(82)	(139)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	43	(141)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	274	381
Cash, Cash Equivalents and Restricted Cash at End of Period	$317	$240

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Utility revenues	$402	$390	$2,032	$1,767
Non-utility revenues	910	861	3,008	2,964
Total	1,312	1,251	5,040	4,731

Expenses:
Utility natural gas	134	106	959	706
Non-utility natural gas	864	832	2,927	2,843
Operation and maintenance	211	182	666	587
Depreciation and amortization	77	68	222	202
Taxes other than income taxes	33	32	120	104
Total	1,319	1,220	4,894	4,442
Operating Income (Loss)	(7)	31	146	289

Other Income (Expense):
Interest and other finance charges	(30)	(32)	(92)	(92)
Other, net	—	(4)	(5)	(13)
Total	(30)	(36)	(97)	(105)
Income (Loss) From Continuing Operations Before Income Taxes	(37)	(5)	49	184
Income tax expense (benefit)	(2)	(1)	14	69
Income (Loss) From Continuing Operations	(35)	(4)	35	115
Income from discontinued operations (net of tax of $13, $26, $44 and $75, respectively)	44	42	140	124
Net Income	$9	$38	$175	$239

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$9	$38	$175	$239
Comprehensive income	$9	$38	$175	$239

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$1	$12
Accounts receivable, less bad debt reserve of $14 and $18, respectively	527	713
Accrued unbilled revenues	90	307
Accounts and notes receivable–affiliated companies	9	6
Materials and supplies	69	56
Natural gas inventory	206	222
Non-trading derivative assets	73	110
Prepaid expenses and other current assets	85	166
Total current assets	1,060	1,592

Property, Plant and Equipment:
Property, plant and equipment	7,260	6,888
Less: accumulated depreciation and amortization	2,185	2,036
Property, plant and equipment, net	5,075	4,852

Other Assets:
Goodwill	867	867
Regulatory assets	170	181
Non-trading derivative assets	38	44
Investment in unconsolidated affiliate - discontinued operations	—	2,472
Other	95	104
Total other assets	1,170	3,668

Total Assets	$7,305	$10,112

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	September 30, 2018	December 31, 2017
Current Liabilities:
Short-term borrowings	$—	$39
Accounts payable	429	669
Accounts and notes payable–affiliated companies	44	611
Taxes accrued	64	75
Interest accrued	31	32
Customer deposits	74	76
Non-trading derivative liabilities	33	20
Other	171	137
Total current liabilities	846	1,659

Other Liabilities:
Deferred income taxes, net	370	362
Deferred income taxes, net - discontinued operations	—	927
Non-trading derivative liabilities	6	4
Benefit obligations	98	97
Regulatory liabilities	1,241	1,201
Other	350	297
Total other liabilities	2,065	2,888

Long-Term Debt	2,257	2,457

Commitments and Contingencies (Note 14)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	1,668	2,528
Retained earnings (accumulated deficit)	463	574
Accumulated other comprehensive income	6	6
Total stockholder’s equity	2,137	3,108

Total Liabilities and Stockholder’s Equity	$7,305	$10,112

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$175	$239
Less: Income from discontinued operations, net of tax	140	124
Income from continuing operations	35	115
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	222	202
Amortization of deferred financing costs	7	7
Deferred income taxes	6	69
Write-down of natural gas inventory	2	—
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	449	346
Accounts receivable/payable–affiliated companies	—	(1)
Inventory	1	(49)
Accounts payable	(261)	(227)
Fuel cost recovery	53	(30)
Interest and taxes accrued	(9)	(13)
Non-trading derivatives, net	60	(51)
Margin deposits, net	2	(49)
Net regulatory assets and liabilities	73	(28)
Other current assets	7	16
Other current liabilities	24	(5)
Other assets	5	5
Other liabilities	(2)	4
Other, net	—	1
Net cash provided by operating activities from continuing operations	674	312
Net cash provided by operating activities from discontinued operations	176	—
Net cash provided by operating activities	850	312
Cash Flows from Investing Activities:
Capital expenditures	(411)	(373)
Acquisitions, net of cash acquired	—	(132)
Other, net	5	2
Net cash used in investing activities from continuing operations	(406)	(503)
Net cash provided by investing activities from discontinued operations	47	223
Net cash used in investing activities	(359)	(280)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(39)	13
Payments of commercial paper, net	(800)	(40)
Proceeds from long-term debt	599	298
Dividends to parent	(286)	(337)
Debt issuance costs	(5)	(4)
Decrease in notes payable–affiliated companies	(570)	—
Contribution from parent	600	38
Other, net	(1)	—
Net cash used in financing activities from continuing operations	(502)	(32)
Net cash provided by financing activities from discontinued operations	—	—
Net cash used in financing activities	(502)	(32)
Net Decrease in Cash and Cash Equivalents	(11)	—
Cash and Cash Equivalents at Beginning of Period	12	1
Cash and Cash Equivalents at End of Period	$1	$1
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

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable as described below. CenterPoint Energy’s operating subsidiaries, Houston Electric and CERC, own and operate electric transmission and distribution and natural gas distribution facilities and supply natural gas to commercial and industrial customers and electric and natural gas utilities.

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

As of September 30, 2018, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 54.0% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

On September 4, 2018, CERC entered into a Contribution Agreement, by and between CERC and CNP Midstream, a new subsidiary formed by CERC in June 2018, pursuant to which CERC contributed its equity investment in Enable consisting of Enable common units and its interests in Enable GP, to CNP Midstream (collectively, the Enable Contribution). Immediately following the Enable Contribution, CERC distributed all of its interest in CNP Midstream to Utility Holding, CERC’s sole stockholder and a wholly-owned subsidiary of CenterPoint Energy. Utility Holding then distributed all of its interest in CNP Midstream to CenterPoint Energy, its sole member (collectively with the Enable Contribution, the Internal Spin). CERC executed the Internal Spin to, among other things, enhance the access of CERC and CenterPoint Energy to low cost debt and equity through increased transparency and understandability of the financial statements, improve CERC’s credit quality by eliminating the exposure to Enable’s midstream business and provide clarity of internal reporting and performance metrics to enhance management’s decision making for CERC and CNP Midstream.

As a result of the Internal Spin, CERC’s equity in earnings in Enable and related income taxes have been classified as discontinued operations in CERC’s Interim Condensed Financial Statements. For further information regarding the Internal Spin and CERC’s presentation of discontinued operations, see Note 9.

As of September 30, 2018, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are only payable from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

The Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. Certain prior year amounts have been reclassified to conform to the current year presentation. See Notes 2 and 9 for further discussion.

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
Transition method: cumulative-effect adjustment to beginning retained earnings, and two features prospective
January 1, 2018
The adoption of this standard did not have an impact on the Registrants’ financial position, results of operations or cash flows. The Registrants elected the practicability exception for investments without a readily determinable fair value to be measured at cost. This includes the Enable Series A Preferred Units owned by CenterPoint Energy, which were previously accounted for under the cost method. See Note 9 for further discussion.

ASU 2016-15- Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This standard provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications.
Transition method: retrospective
January 1, 2018
The adoption did not have a material impact on the Registrants’ financial position, results of operations or disclosures. However, CenterPoint Energy’s and Houston Electric’s Condensed Statements of Consolidated Cash Flows reflect an increase in investing activities and a corresponding decrease in operating activities of $1 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively, due to the requirement that cash proceeds from COLI policies be classified as cash inflows from investing activity.

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
Transition method: retrospective
January 1, 2018
The adoption of this standard did not have an impact on the Registrants’ financial position, results of operations or disclosures. However, CenterPoint Energy’s and Houston Electric’s Condensed Statements of Consolidated Cash Flows are reconciled to cash, cash equivalents and restricted cash, resulting in a decrease in investing activities of $2 million and an increase in investing activities of $8 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 17 for further discussion.

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
ASU 2017-12- Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This standard expands an entity’s ability to hedge and account for risk components, reduces the complexity of applying certain aspects of hedge accounting and updates the presentation and disclosure requirements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness.
Transition method: cumulative-effect adjustment for elimination of the separate measurement of ineffectiveness; prospective for presentation and disclosure
July 1, 2018 Applicable January 1, 2018
The adoption of this standard did not have a material impact on the Registrants’ financial position, results of operations or cash flows. As a result of the adoption, the Registrants will no longer recognize ineffectiveness for derivatives designated as cash flow hedges; all changes in fair value will flow through other comprehensive income. As the Registrants did not have existing cash flow hedges as of the initial application date and the adoption date, no cumulative effective adjustment was recorded. Note 7 reflects disclosures modified upon adoption.

ASU 2018-13- Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
This standard eliminates, modifies and adds certain disclosure requirements for fair value measurements.
Transition method: prospective for additions and one modification and retrospective for all other amendments
		Adoption of eliminations and modifications as of September 30, 2018; Additions will be adopted January 1, 2020	The adoption of this standard did not impact the Registrants’ financial position, results of operations or cash flows. Note 8 reflects the disclosures modified upon adoption.

The table below reflects the impact of adoption of ASU 2017-07:

	Three Months Ended September 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Increase to operating income	$9	$3	$—	$18	$7	$5
Decrease to other income	9	3	—	18	7	5
	Nine Months Ended September 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Increase to operating income	$38	$18	$8	$52	$22	$16
Decrease to other income	38	18	8	52	22	16

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2016-02- Leases (Topic 842) and related amendments

ASU 2018-01- Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842

ASU 2018-10 - Codification Improvements to Topic 842, Leases

ASU 2018-11- Leases (Topic 842)-Targeted Improvements

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

ASU 2018-10 makes sixteen narrow-scope amendments to ASC 842 Leases.

ASU 2018-11 allows entities the transition option to not apply the new lease standards in the comparative financial statements presented in the year of adoption. It also gives lessors the practical expedient to not separate non-lease and lease components when certain criteria are met.
January 1, 2019 Early adoption is permitted
The Registrants will elect the practical expedient on existing easements provided by ASU 2018-01, and the transition option to not apply the new lease standards in the comparative financial statements presented in the year of adoption provided by ASU 2018-11. The Registrants are evaluating other available transitional practical expedients. The Registrants are in the process of reviewing contracts to identify leases as defined in ASU 2016-02 and expect to recognize on the statements of financial position right-of-use assets and lease liabilities for the majority of their respective leases that are currently classified as operating leases. The Registrants are continuing to assess the impact that adoption of these standards will have on their financial position, results of operations, cash flows and disclosures.

ASU 2016-13- Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard requires a new model called CECL to estimate credit losses for (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments.
Transition method: modified retrospective
		January 1, 2020 Early adoption is permitted starting January 1, 2019	The Registrants are currently assessing the impact that this standard will have on their financial position, results of operations, cash flows and disclosures.
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

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2018-14-Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	This standard eliminates, modifies and adds certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Transition method: retrospective	January 1, 2021 Early adoption is permitted
The adoption of this standard will impact the Registrants’ annual disclosures and is not expected to have an impact on their financial position, results of operations, and cash flows. The Registrants are currently assessing the standard’s impact on the Stock-Based Incentive Compensation Plans and Employee Benefit Plans footnote.

ASU 2018-15- Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

This standard aligns accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures.
Transition method: retrospective or prospective
January 1, 2020 Early adoption is permitted
The adoption of this standard will allow the Registrants to capitalize certain implementation costs incurred in cloud computing arrangements that are accounted for as service contracts. The Registrants are currently assessing the impact that adoption of this standard will have on their financial position, results of operations, cash flows and disclosures.

Management believes that other recently adopted standards and recently issued standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Pending Merger with Vectren (CenterPoint Energy)

On April 21, 2018, CenterPoint Energy entered into the Merger Agreement. Under the terms of the Merger Agreement, CenterPoint Energy will acquire Vectren for approximately $6 billion in cash. Upon closing, Vectren will become a wholly-owned subsidiary of CenterPoint Energy.

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of Vectren common stock issued and outstanding immediately prior to the closing will be converted automatically into the right to receive $72.00 in cash per share. During August and October 2018, CenterPoint Energy completed its permanent financing for the Merger through offerings of the Series A Preferred Stock, depositary shares, each representing a 1/20th interest in a share of Series B Preferred Stock, Common Stock and unsecured senior notes. See Notes 12 and 19 for further details regarding the Merger financings. As of September 30, 2018, Vectren and its subsidiaries had outstanding $325 million of short-term debt and $2.0 billion of long-term debt, including current maturities. It is anticipated that Vectren and its subsidiaries will have approximately $2.5 billion of outstanding short-term and long-term debt as of December 31, 2018.

Consummation of the Merger is conditioned upon approval by federal regulatory commissions, orders from state regulatory commissions, expiration or termination of the applicable HSR waiting period and approval of the Merger by Vectren shareholders. In June 2018, CenterPoint Energy and Vectren (i) submitted their filings with the FERC and the FCC, (ii) submitted their filings with the FTC pursuant to the HSR Act and (iii) initiated informational proceedings with regulators in Indiana and Ohio. On June 26, 2018, CenterPoint Energy and Vectren received notice from the FTC granting early termination of the waiting period under the HSR Act in connection with the Merger. On August 28, 2018, shareholders of Vectren, during a special shareholders’ meeting, approved the Merger. The FCC granted approvals on July 20 and 24, 2018, and on October 5, 2018, the FERC authorized the Merger. A hearing before the Indiana Utility Regulatory Commission was held on October 17, 2018 with respect to the Merger. CenterPoint Energy has requested a final order for this proceeding by the end of January or early February 2019.

The Merger Agreement contains termination rights for both CenterPoint Energy and Vectren, and provides that, upon termination of the Merger Agreement under specified circumstances, CenterPoint Energy would be required to pay a termination fee of $210 million to Vectren or Vectren would be required to pay CenterPoint Energy a termination fee of $150 million.

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

The following tables disaggregate revenues by reportable business segment and major source:

CenterPoint Energy

	Three Months Ended September 30,
	2018					2017
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$904	$398	$82	$1	$1,385	$852	$396	$97	$2	$1,347
Derivatives income	—	—	838	—	838	—	—	774	—	774
Other (3)	(7)	12	—	2	7	(9)	2	—	2	(5)
Eliminations	—	(8)	(10)	—	(18)	—	(8)	(10)	—	(18)
Total revenues	$897	$402	$910	$3	$2,212	$843	$390	$861	$4	$2,098

	Nine Months Ended September 30,
	2018					2017
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$2,525	$2,093	$338	$4	$4,960	$2,254	$1,784	$355	$4	$4,397
Derivatives income	(4)	—	2,727	—	2,723	1	—	2,643	—	2,644
Other (3)	(19)	(35)	—	7	(47)	(21)	7	—	7	(7)
Eliminations	—	(26)	(57)	—	(83)	—	(24)	(34)	—	(58)
Total revenues	$2,502	$2,032	$3,008	$11	$7,553	$2,234	$1,767	$2,964	$11	$6,976

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenue from contracts	$904	$852	$2,525	$2,254
Other (3)	(7)	(9)	(19)	(21)
	$897	$843	$2,506	$2,233

CERC

	Three Months Ended September 30,
	2018			2017
	Natural Gas Distribution (1)	Energy Services (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Total
	(in millions)
Revenue from contracts	$398	$82	$480	$396	$97	$493
Derivatives income	—	838	838	—	774	774
Other (3)	12	—	12	2	—	2
Eliminations	(8)	(10)	(18)	(8)	(10)	(18)
Total revenues	$402	$910	$1,312	$390	$861	$1,251

	Nine Months Ended September 30,
	2018			2017
	Natural Gas Distribution (1)	Energy Services (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Total
	(in millions)
Revenue from contracts	$2,093	$338	$2,431	$1,784	$355	$2,139
Derivatives income	—	2,727	2,727	—	2,643	2,643
Other (3)	(35)	—	(35)	7	—	7
Eliminations	(26)	(57)	(83)	(24)	(34)	(58)
Total revenues	$2,032	$3,008	$5,040	$1,767	$2,964	$4,731

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Service cost (1)	$10	$9	$28	$27
Interest cost (2)	20	22	59	66
Expected return on plan assets (2)	(27)	(24)	(80)	(72)
Amortization of prior service cost (2)	3	2	7	7
Amortization of net loss (2)	10	14	32	43
Net periodic cost	$16	$23	$46	$71

Postretirement Benefits

	Three Months Ended September 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$1	$—	$—	$1
Interest cost (2)	3	2	1	4	3	1
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	(1)
Amortization of prior service credit (2)	(1)	(1)	—	(1)	(2)	—
Net periodic cost	$1	$—	$2	$2	$—	$1

	Nine Months Ended September 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$1	$1	$—	$1
Interest cost (2)	10	6	3	12	7	3
Expected return on plan assets (2)	(4)	(3)	(1)	(4)	(3)	(1)
Amortization of prior service cost (credit) (2)	(3)	(4)	1	(3)	(4)	1
Net periodic cost (credit)	$4	$(1)	$4	$6	$—	$4

(1)
Amounts presented in the table above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)	Amounts presented in the table above are included in Other, net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

Changes in accumulated other comprehensive loss related to defined benefit and postretirement plans are as follows:

CenterPoint Energy

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Beginning Balance	$(63)	$(70)	$(66)	$(72)
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (1)	—	—	1	1
Actuarial losses (1)	2	2	5	5
Tax expense	(1)	(2)	(2)	(4)
Net current period other comprehensive income	1	—	4	2
Ending Balance	$(62)	$(70)	$(62)	$(70)

(1)	These accumulated other comprehensive components are included in the computation of net periodic cost.

The table below reflects the expected contributions to be made to the pension plans and postretirement benefit plan during 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2018	$67	$—	$—
Expected contribution to postretirement benefit plan in 2018	16	10	5

The table below reflects the contributions made to the pension plans and postretirement benefit plan during 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$3	$—	$—	$67	$—	$—
Postretirement benefit plan	4	3	1	11	7	3

(6) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on the Registrants’ Condensed Consolidated Balance Sheets:

	September 30, 2018			December 31, 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Regulatory Assets:	(in millions)
Current regulatory assets (1)	$60	$—	$60	$130	$—	$130
Non-current regulatory assets:
Securitized regulatory assets	1,146	1,146	—	1,590	1,590	—
Unrecognized equity return (2)	(225)	(225)	—	(287)	(287)	—
Unamortized loss on reacquired debt	70	70	—	75	75	—
Pension and postretirement-related regulatory asset (3)	609	32	15	646	31	20
Hurricane Harvey restoration costs (4)	67	61	6	64	58	6
Regulatory assets related to TCJA (5)	48	34	14	48	33	15
Other long-term regulatory assets (6)	219	84	135	211	70	140
Total non-current regulatory assets	1,934	1,202	170	2,347	1,570	181
Total regulatory assets	1,994	1,202	230	2,477	1,570	311
Regulatory Liabilities:
Current regulatory liabilities (7)	47	22	25	24	22	2
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (5)	1,362	858	504	1,354	862	492
Estimated removal costs	887	275	612	878	285	593
Other long-term regulatory liabilities	257	132	125	232	116	116
Total non-current regulatory liabilities	2,506	1,265	1,241	2,464	1,263	1,201
Total regulatory liabilities	2,553	1,287	1,266	2,488	1,285	1,203
Total regulatory assets and liabilities, net	$(559)	$(85)	$(1,036)	$(11)	$285	$(892)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in the Registrants’ Condensed Consolidated Balance Sheets.

(2)
The unrecognized equity return will be recognized as it is recovered in rates through 2024. During the three months ended September 30, 2018 and 2017, CenterPoint Energy and Houston Electric recognized approximately $17 million and $13 million, respectively, of the allowed equity return. During the nine months ended September 30, 2018 and 2017, CenterPoint Energy and Houston Electric recognized approximately $62 million and $30 million, respectively, of the allowed equity return. The timing of CenterPoint Energy’s and Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during the period. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

(3)
Includes a portion of NGD’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates that is being deferred for rate making purposes, of which $4 million and $7 million as of September 30, 2018 and December 31, 2017, respectively, were not earning a return.

(4)	The Registrants are not earning a return on Hurricane Harvey restoration costs.

(5)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities.

(6)	Other long-term regulatory assets that are not earning a return were not material as of September 30, 2018 and December 31, 2017.

(7)	Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Condensed Consolidated Balance Sheets.

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

Commodity Derivative Instruments. CenterPoint Energy and CERC, through CES, enter into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services business segment are designated as fair value hedges for accounting purposes. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

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

The table below summarizes CenterPoint Energy’s and CERC’s current weather hedge gain (loss) activity:

			Three Months Ended September 30,		Nine Months Ended September 30,
Jurisdiction	Winter Season	Bilateral Cap	2018	2017	2018	2017
		(in millions)
Certain NGD jurisdictions	2018 – 2019	$9	$—	$—	$—	$—
Certain NGD jurisdictions	2017 – 2018	8	—	—	—	—
Total CERC (1)			—	—	—	—
Electric operations’ service territory	2018 – 2019	8	—	—	—	—
Electric operations’ service territory	2017 – 2018	9	—	—	(4)	—
Electric operations’ service territory	2016 – 2017	9	—	—	—	1
Total CenterPoint Energy (1)			$—	$—	$(4)	$1

(1)	Weather hedge gains (losses) are recorded in Revenues in the Condensed Statements of Consolidated Income.

Cash Flow Hedging of Interest Expense. From time to time, the Registrants enter into forward interest rate agreements with certain counterparties designated as cash flow hedges. The objective of these cash flow hedges is to reduce exposure to variability in cash flows related to interest payments on anticipated future fixed rate debt offerings or other exposure to variable rate debt. In October 2018, Houston Electric entered into an additional $100 million of notional amount on forward interest rate agreements classified as cash flow hedges. As of September 30, 2018 and December 31, 2017, the total outstanding notional amount of Houston Electric’s forward interest rate agreements related to cash flow hedges was $100 million and $-0-, respectively. The maximum length of time over which Houston Electric is exposed to the variability in future cash flows of the forecasted debt offerings is less than 12 months.

Economic Hedging of Interest Rate Risk. From time to time, the Registrants may enter into forward interest rate agreements with certain counterparties designated as economic hedges. The objective of these economic hedges is to offset any interest rate risk borne by one or more of the Registrants in connection with an anticipated future fixed rate debt offering or other exposure to variable rate debt. As of September 30, 2018 and December 31, 2017, the total outstanding notional amount of CenterPoint Energy’s forward interest rate agreements related to economic hedges in connection with the permanent financing for the Merger was $200 million and $-0-, respectively. As of September 30, 2018 and December 31, 2017, the fair value of interest rate derivatives was less than $1 million and therefore was not included in the tabular presentation below.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first two tables provide a balance sheet overview of Derivative Assets and Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items

		September 30, 2018		December 31, 2017
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives designated as cash flow hedges:		(in millions)
Interest rate derivatives	Current Assets: Non-trading derivative assets	$3	$—	$—	$—
Total Houston Electric		3	—	—	—
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	—	2	13	1
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	76	3	114	4
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	38	—	44	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	31	72	38	78
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	16	33	9	24
Total CERC		161	110	218	107
Indexed debt securities derivative	Current Liabilities	—	685	—	668
Total CenterPoint Energy		$164	$795	$218	$775

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,865 Bcf or a net 310 Bcf long position and 1,795 Bcf or a net 224 Bcf long position as of September 30, 2018 and December 31, 2017, respectively.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $72 million asset and a $130 million asset as of September 30, 2018 and December 31, 2017, respectively, as shown on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets (and as detailed in the Offsetting of Natural Gas Derivative Assets and Liabilities table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $21 million and $19 million, respectively.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Cumulative Basis Adjustment for Fair Value Hedges (CenterPoint Energy and CERC)

		September 30, 2018		December 31, 2017
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
Hedged items in fair value hedge relationship:		(in millions)
Natural gas inventory	Current Assets: Natural gas inventory	$39	$1	$80	$14
Total CenterPoint Energy and CERC		$39	$1	$80	$14

Offsetting of Natural Gas Derivative Assets and Liabilities (CenterPoint Energy and CERC)

	September 30, 2018			December 31, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$107	$(34)	$73	$165	$(55)	$110
Other Assets: Non-trading derivative assets	54	(16)	38	53	(9)	44
Current Liabilities: Non-trading derivative liabilities	(77)	44	(33)	(83)	63	(20)
Other Liabilities: Non-trading derivative liabilities	(33)	27	(6)	(24)	20	(4)
Total	$51	$21	$72	$111	$19	$130

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy and CERC)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (2)
	Non-utility natural gas expense		Non-utility natural gas expense
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$864	$832	$2,927	$2,843

Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	1	4	(13)	(10)
Derivatives designated as hedging instruments	(1)	(4)	13	10
Amounts excluded from effectiveness testing recognized in earnings immediately (1)	6	(9)	(73)	(93)

(1)
As a result of the adoption of ASU 2017-12 effective January 1, 2018 (see Note 2 for additional information), CenterPoint Energy and CERC exclude from their assessment of hedge effectiveness the natural gas market price difference between locations of the hedged inventory and the delivery location specified in the hedge instruments. Prior to the adoption of this accounting guidance, the timing difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity, was excluded from the assessment of effectiveness for CenterPoint Energy’s and CERC’s existing fair value hedges and will continue to be excluded from the assessment of hedge effectiveness. CenterPoint Energy and CERC elected to continue to immediately recognize amounts excluded from hedge effectiveness in their respective Condensed Statements of Consolidated Income.

(2)
Income statement impact associated with cash flow hedge activity is related to gains and losses reclassified from accumulated other comprehensive income into income. Amounts are immaterial for the Registrants for both the three and nine months ended September 30, 2018 and 2017, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2018	2017	2018	2017
Effects of derivatives not designated as hedging instruments on the income statement:		(in millions)
Commodity contracts	Gains (Losses) in Non-utility revenues	$2	$30	$70	$162
Total CERC		2	30	70	162
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(44)	(36)	(316)	(59)
Interest rate derivatives	Gains (Losses) in Interest and other finance charges	—	—	—	—
Total CenterPoint Energy		$(42)	$(6)	$(246)	$103

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

	Amount of Gain (Loss) Recognized in Other Comprehensive Income, Net of Tax on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Effects of cash flow hedging
Interest rate derivatives (1)	$3	$—	$7	$(1)
Total Houston Electric	3	—	7	(1)
Interest rate derivatives (1)	—	(1)	—	(1)
Total CERC	—	(1)	—	(1)
Interest rate derivatives (1)	—	(1)	(1)	(1)
Total CenterPoint Energy	$3	$(2)	$6	$(3)

(1)
Gains and losses are reclassified from accumulated other comprehensive income into income when the hedged transactions affect earnings. The reclassification amounts are included in Interest and other finance charges in the Condensed Statements of Consolidated Income. Amounts are less than $1 million for each of the three and nine months ended September 30, 2018 and 2017. Over the next twelve months, estimated amortization of accumulated other comprehensive income into related income is expected to be immaterial.

(c)	Credit Risk Contingent Features

CenterPoint Energy and CERC enter into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy or CERC to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries, including CERC Corp., are downgraded.

CenterPoint Energy and CERC

	September 30, 2018	December 31, 2017
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$2	$2
Fair value of collateral already posted	—	—
Additional collateral required to be posted if credit risk contingent features triggered	1	2

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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets.  A market approach is utilized to value the Registrants’ Level 2 natural gas derivative assets or liabilities. CenterPoint Energy’s Level 2 indexed debt securities derivative is valued using an option model and a discounted cash flow model, which uses projected dividends on the ZENS-Related Securities and a discount rate as observable inputs.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Registrants’ judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Registrants develop these inputs based on the best information available, including the Registrants’ own data. A market approach is utilized to value the Registrants’ Level 3 assets or liabilities. As of September 30, 2018, CenterPoint Energy’s and CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts and options include illiquid forward price curve locations (ranging from $1.28 to $6.88 per MMBtu) as an unobservable input. CenterPoint Energy’s and CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options). Forward price decreases (increases) as of September 30, 2018 would have resulted in lower (higher) values, respectively, for long forwards and options and higher (lower) values, respectively, for short forwards and options.

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis. The Registrants also recognize purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	September 30, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$630	$—	$—	$—	$630	$963	$—	$—	$—	$963
Investments, including money market funds (2)	70	—	—	—	70	68	—	—	—	68
Interest rate derivatives	3	—	—	—	3	—	—	—	—	—
Natural gas derivatives (3)	—	134	27	(50)	111	—	161	57	(64)	154
Hedged portion of natural gas inventory	1	—	—	—	1	14	—	—	—	14
Total assets	$704	$134	$27	$(50)	$815	$1,045	$161	$57	$(64)	$1,199
Liabilities
Indexed debt securities derivative	$—	$685	$—	$—	$685	$—	$—	$668	$—	$668
Natural gas derivatives (3)	—	105	5	(71)	39	—	96	11	(83)	24
Total liabilities	$—	$790	$5	$(71)	$724	$—	$96	$679	$(83)	$692

Houston Electric

	September 30, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Netting	Total	Level 1	Level 2	Level 3	Netting	Total
Assets	(in millions)
Investments, including money market funds (2)	$52	$—	$—	$—	$52	$51	$—	$—	$—	$51
Interest rate derivatives	3	—	—	—	3	—	—	—	—	—
Total assets	$55	$—	$—	$—	$55	$51	$—	$—	$—	$51

CERC

	September 30, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$3	$—	$—	$—	$3	$3	$—	$—	$—	$3
Investments, including money market funds (2)	10	—	—	—	10	11	—	—	—	11
Natural gas derivatives (3)	—	134	27	(50)	111	—	161	57	(64)	154
Hedged portion of natural gas inventory	1	—	—	—	1	14	—	—	—	14
Total assets	$14	$134	$27	$(50)	$125	$28	$161	$57	$(64)	$182
Liabilities
Natural gas derivatives (3)	$—	$105	$5	$(71)	$39	$—	$96	$11	$(83)	$24
Total liabilities	$—	$105	$5	$(71)	$39	$—	$96	$11	$(83)	$24

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy and CERC to settle positive and negative positions and also include cash collateral of $21 million and $19 million as of September 30, 2018 and December 31, 2017, respectively, posted with the same counterparties.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy and CERC have utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning balance	$(628)	$13	$(712)	$28	$(622)	$46	$(704)	$13
Total gains (losses)	1	1	(38)	(2)	4	4	(38)	21
Total settlements	(1)	(1)	(1)	(1)	(36)	(36)	(5)	(5)
Transfers into Level 3	—	—	7	7	(2)	(2)	9	9
Transfers out of Level 3 (1)	650	9	(6)	(6)	678	10	(12)	(12)
Ending balance (2)	$22	$22	$(750)	$26	$22	$22	$(750)	$26

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date:
	$11	$11	$(36)	$—	$9	$9	$(42)	$17

(1)
As of September 30, 2018, CenterPoint Energy transferred its indexed debt securities derivative from Level 3 to Level 2 to reflect changes in the significance of the unobservable inputs used in the valuation.

(2)	CenterPoint Energy and CERC did not have significant Level 3 sales or purchases during either of the three or nine months ended September 30, 2018 or 2017.

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

	September 30, 2018			December 31, 2017
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$7,758	$4,782	$2,257	$8,679	$4,753	$2,457
Fair value	7,888	4,813	2,367	9,220	5,034	2,708

(1)	Includes Securitization Bond debt.

(9) Unconsolidated Affiliate (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, account for the investment in Enable’s common units using the equity method of accounting. Upon the adoption of ASU 2014-09 and ASU 2017-05 on January 1, 2018, CenterPoint Energy evaluated transactions in the investment in Enable that occurred prior to January 1, 2018 (the effective date) and concluded a cumulative effect adjustment to the opening balance of retained earnings was not required. See Note 2 for further discussion.

CenterPoint Energy’s maximum exposure to loss related to Enable, a VIE in which CenterPoint Energy is not the primary beneficiary, is limited to the equity investment, the Series A Preferred Unit investment and outstanding current accounts receivable from Enable.

On September 4, 2018, CERC completed the Internal Spin of its equity investment in Enable and Enable GP. The Internal Spin has been accounted for under the guidance for transactions between entities under common control. As of September 4, 2018, CERC derecognized its investment in Enable at carrying value on the date of distribution of $2.4 billion, net of deferred income taxes of $974 million, and CNP Midstream recorded the net asset contribution from CERC at CERC’s carrying value. Neither CERC nor CNP Midstream recognized a gain or loss upon the distribution or contribution, respectively, of net assets involved in the Internal Spin. In connection with the Internal Spin, CenterPoint Energy, through Utility Holding, made a $600 million capital contribution to CERC, which was used by CERC to repay outstanding indebtedness that historically supported CERC’s legacy midstream assets. See Note 18 for further discussion.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	September 30, 2018
	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)
CenterPoint Energy (3)	54.0%	233,856,623	14,520,000
OGE	25.6%	110,982,805	—
Public unitholders	20.4%	88,376,728	—
Total units outstanding	100.0%	433,216,156	14,520,000

(1)	Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)
The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of both September 30, 2018 and December 31, 2017. No impairment charges or adjustment due to observable price changes were made during the current or prior reporting periods. See Note 2 for further discussion.

(3)	Includes Enable Series A Preferred Units held directly by CenterPoint Energy and common units held indirectly through CNP Midstream.

Generally, sales to any person or entity (including a series of sales to the same person or entity) of more than 5% of the aggregate of the common units CNP Midstream owns in Enable or sales to any person or entity (including a series of sales to the same person or entity) by OGE of more than 5% of the aggregate of the common units it owns in Enable are subject to mutual rights of first offer and first refusal set forth in Enable’s Agreement of Limited Partnership.

Interests Held in Enable GP (CenterPoint Energy):

	September 30, 2018
	Management Rights (1)	Incentive Distribution Rights (2)
CenterPoint Energy (3)	50%	40%
OGE	50%	60%

(1)
Enable is controlled jointly by CenterPoint Energy and OGE. Sale of CenterPoint Energy’s or OGE’s ownership interests in Enable GP to a third party is subject to mutual rights of first offer and first refusal, and CenterPoint Energy is not permitted to dispose of less than all of its interest in Enable GP.

(2)
Enable is expected to pay a minimum quarterly distribution of $0.2875 per common unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to Enable GP and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per common unit in any quarter, Enable GP will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances Enable GP will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

(3)	Includes interests held through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy and CERC):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Investment in Enable common units (1)	$74	$74	$223	$223
Total CERC (2)	74	74	223	223
Investment in Enable Series A Preferred Units (3)	9	9	27	27
Total CenterPoint Energy	$83	$83	$250	$250

(1)	Reflects cash distributions of $0.318 and $0.954 per common unit for the three and nine months ended September 30, 2018 and 2017, respectively.

(2)	On September 4, 2018, CERC completed the Internal Spin. After such date, CNP Midstream owned the Enable common units previously owned by CERC.

(3)	Reflects cash distributions of $0.625 and $1.875 per Enable Series A Preferred Unit for the three and nine months ended September 30, 2018 and 2017, respectively.

Transactions with Enable (CenterPoint Energy and CERC):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Reimbursement of transition services (1) (CenterPoint Energy)	$1	$—	$4	$3
Natural gas expenses, including transportation and storage costs (CenterPoint Energy and CERC)	23	23	89	80

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	September 30, 2018	December 31, 2017
	(in millions)
Accounts receivable for amounts billed for transition services (CenterPoint Energy)	$3	$1
Accounts payable for natural gas purchases from Enable (CenterPoint Energy and CERC)	8	13

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues	$928	$705	$2,481	$1,997
Cost of sales, excluding depreciation and amortization	516	349	1,335	936
Depreciation and amortization	100	90	292	267
Operating income	171	137	436	399
Net income attributable to Enable common units	129	104	320	301
Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s interest	$70	$56	$173	$163
Basis difference amortization (1)	11	12	35	36
CenterPoint Energy’s equity in earnings, net	$81	$68	$208	$199

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable’s earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and their underlying equity in Enable’s net assets. The basis difference is amortized over approximately 31 years, the average life of the assets to which the basis difference is attributed.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Current assets	$481	$416
Non-current assets	11,454	11,177
Current liabilities	1,403	1,279
Non-current liabilities	2,964	2,660
Non-controlling interest	11	12
Preferred equity	362	362
Enable partners’ equity	7,195	7,280
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,883	$3,935
CenterPoint Energy’s basis difference	(1,426)	(1,463)
CenterPoint Energy’s equity method investment in Enable	$2,457	$2,472

Discontinued Operations (CERC):

The Internal Spin represents a significant strategic shift that has a material effect on CERC’s operations and financial results and, as a result, CERC’s distribution of its equity investment in Enable met the criteria for discontinued operations classification. CERC has no continuing involvement in the equity investment of Enable. Therefore, CERC’s equity in earnings and related income taxes have been classified as Income from discontinued operations, net of tax, in CERC’s Condensed Statements of Consolidated Income for the periods presented. CERC’s equity method investment and related deferred income tax liabilities have been classified as Investment in unconsolidated affiliate - discontinued operations and Deferred income taxes, net - discontinued operations, respectively, in CERC’s Condensed Consolidated Balance Sheets for the periods presented. The following table presents amounts included in Income from discontinued operations, net of tax in CERC’s Condensed Statements of Consolidated Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Equity in earnings of unconsolidated affiliate, net	$57	$68	$184	$199
Income tax expense	13	26	44	75
Income from discontinued operations, net of tax	$44	$42	$140	$124

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s goodwill by reportable business segment as of both September 30, 2018 and December 31, 2017 is as follows:

(in millions)
Natural Gas Distribution	$746
Energy Services (1)	110
Other Operations	11
Total	$867
(1) Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is primarily determined on the basis of discounted cash flows. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is the impairment charge that should be recorded, not to exceed the carrying amount of goodwill. See Note 2 for further discussion.

CenterPoint Energy and CERC performed the annual goodwill impairment test in the third quarter of 2018 and determined that no goodwill impairment charge was required for any reporting unit, which approximate the reportable segments.

The tables below present information on CenterPoint Energy’s and CERC’s other intangible assets recorded in Other non-current assets on the Condensed Consolidated Balance Sheets.

		September 30, 2018			December 31, 2017
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in years)	(in millions)
Customer relationships	15	$86	$(26)	$60	$86	$(21)	$65
Covenants not to compete	4	4	(2)	2	4	(2)	2
Other	Various	15	(10)	5	15	(8)	7
Total		$105	$(38)	$67	$105	$(31)	$74

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Amortization expense of intangible assets	$2	$2	$7	$5

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

	Shares Held
	September 30, 2018	December 31, 2017
AT&T Common	10,212,945	—
Charter Common	872,503	872,503
Time Common	—	888,392
TW Common	—	7,107,130

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remain outstanding as of September 30, 2018. Each ZENS was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

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

As a result, CenterPoint Energy recorded the following during the nine months ended September 30, 2018:

	Meredith/Time	AT&T/TW
	(in millions)
Cash payment to ZENS note holders	$16	$382
Indexed debt – reduction	(4)	(95)
Indexed debt securities derivative – reduction	(1)	(45)
Loss on indexed debt securities	$11	$242

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	September 30, 2018	December 31, 2017
	(in shares)
AT&T Common	0.7185	—
Charter Common	0.061382	0.061382
Time Common	—	0.0625
TW Common	—	0.5

As of September 30, 2018, the contingent principal amount of the ZENS was $98 million.

(12) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings (CenterPoint Energy and CERC)

Inventory Financing. NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. In March 2018, NGD’s third party AMAs in Arkansas, Louisiana and Oklahoma expired, and NGD entered into new AMAs with CES effective April 1, 2018 in these states. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. These transactions are accounted for as an inventory financing and had an associated principal obligation of $ -0- and $39 million as of September 30, 2018 and December 31, 2017, respectively.

(b)	Long-term Debt

Debt Issuances. During the nine months ended September 30, 2018, the following debt instruments were issued:

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

Merger Financings. On October 5, 2018, the following debt instruments were issued:

	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
		(in millions)
CenterPoint Energy	Unsecured senior notes	$500	3.60%	2021
CenterPoint Energy	Unsecured senior notes	500	3.85%	2024
CenterPoint Energy	Unsecured senior notes	500	4.25%	2028

CenterPoint Energy intends to use the net proceeds from these debt issuances to fund a portion of the pending Merger and to pay related fees and expenses.

If CenterPoint Energy does not consummate the Merger on or prior to October 31, 2019, or if, on or prior to such date, the Merger Agreement is terminated, CenterPoint Energy will be required to redeem all of the outstanding notes at a redemption price equal to 101% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but excluding, the date of such special mandatory redemption.  The notes may also be redeemed at CenterPoint Energy’s option, in whole but not in part, at any time before October 31, 2019, at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to, but excluding, the date of such redemption, if CenterPoint Energy determines, in its reasonable judgment, that the Merger will not be consummated on or before close of business on October 31, 2019.

Credit Facility. In May 2018, CenterPoint Energy entered into an amendment to its revolving credit facility to increase the aggregate commitments from $1.7 billion to $3.3 billion effective the earlier of (i) the termination of all commitments by certain lenders to provide the Bridge Facility and (ii) the payment in full of all obligations (other than contingent obligations) under the Bridge Facility and termination of all commitments to advance additional credit thereunder, and in each case, so long as the Merger Agreement has not been terminated pursuant to the terms thereof without consummation of the Merger. This increase to CenterPoint Energy’s revolving credit facility will automatically expire on the earlier of the (a) termination date of the revolving credit facility and (b) if the Merger Agreement is terminated without consummation of the Merger, the date that is 90 days after such termination. In addition, the amendment provides for a temporary increase on the maximum ratio of debt for borrowed money to capital from 65% to 75% until the earlier of (i) June 30, 2019 and (ii) the termination of all commitments in respect of the Bridge Facility without any borrowing thereunder. On October 5, 2018, CenterPoint Energy terminated all remaining commitments by lenders to provide the Bridge Facility. As a result, the aggregate commitments under the revolving credit facility automatically increased from $1.7 billion to $3.3 billion and the maximum ratio of debt for borrowed money to capital reverted to 65%.

The Registrants had the following revolving credit facilities and utilization of such facilities:

			September 30, 2018				December 31, 2017
	Size of Facility		Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$1,700	(1)	$—	$6	$104	2.42%	$—	$6	$855	1.88%
Houston Electric	300		—	4	—	—	—	4	—	—
CERC Corp.	900		—	1	98	2.43%	—	1	898	1.72%
Total	$2,900		$—	$11	$202		$—	$11	$1,753

(1)
Pursuant to the amendment entered into in May 2018, the aggregate commitments under the CenterPoint Energy revolving credit facility increased to $3.3 billion on October 5, 2018 as a result of the satisfaction of certain conditions described above.

Execution Date	Company	Size of Facility		Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2018 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$1,700	(3)	1.250%	75%	(4) (5)	47.5%	March 3, 2022
March 3, 2016	Houston Electric	300		1.125%	65%	(5)	50.7%	March 3, 2022
March 3, 2016	CERC Corp.	900		1.125%	65%		48.6%	March 3, 2022

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

(3)
Pursuant to the amendment entered into in May 2018, the aggregate commitments under the CenterPoint Energy revolving credit facility increased to $3.3 billion on October 5, 2018 as a result of the satisfaction of certain conditions described above.

(4)	On October 5, 2018, CenterPoint Energy’s financial covenant limit returned to 65% due to the termination of all commitments in respect of the Bridge Facility without any borrowing thereunder.

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

The Registrants were in compliance with all financial debt covenants as of September 30, 2018.

Other. As of both September 30, 2018 and December 31, 2017, Houston Electric had issued $118 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CenterPoint Energy (1)	24%	37%	26%	36%
Houston Electric (2)	20%	35%	21%	36%
CERC - Continuing operations (3) (4)	5%	20%	29%	38%
CERC - Discontinued operations (5)	23%	38%	24%	38%

(1)
CenterPoint Energy’s lower effective tax rate for the three and nine months ended September 30, 2018 compared to the same periods for 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. The effective tax rate decreased by 5% and 4%, respectively, for the three and nine months ended September 30, 2018 due to the amortization of EDIT. These decreases were partially offset by an increase to the effective tax rate of 5% for the three-month period ended September 30, 2018 as a result of the establishment of a state valuation allowance on certain net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. The effective tax rate increased by 7% for the nine-month period ended September 30, 2018 due to state law changes and the state valuation allowance. See Note 9 for further discussion on the Internal Spin.

(2)
Houston Electric’s lower effective tax rate for the three and nine months ended September 30, 2018 compared to the same periods for 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. The effective tax rate was further reduced by 2% for both periods due to the amortization of EDIT.

(3)
CERC’s lower effective tax rate on the loss from continuing operations for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. The effective tax rate decreased by 18% due to state taxes as a result of the establishment of a state valuation allowance on certain net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. These decreases were partially offset by an increase to the effective tax rate of 15% due to the amortization of EDIT. See Note 9 for further discussion on the Internal Spin.

(4)
CERC’s lower effective tax rate on income from continuing operations for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. The effective tax rate decreased by 20% due to the amortization of EDIT. These decreases were partially offset by an increase to the effective tax rate of 22% as a result of an increase in state tax rates and the establishment of a state valuation allowance on certain net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. See Note 9 for further discussion on the Internal Spin.

(5)
CERC’s lower effective tax rate on income from discontinued operations for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. See Note 9 for further discussion on the Internal Spin and the associated discontinued operations presentation.

The Registrants reported no uncertain tax liability as of September 30, 2018 and expect no significant changes to the uncertain tax liability over the next twelve months. Tax years through 2016 have been audited and settled with the IRS, however, during the three months ended September 30, 2018, CenterPoint Energy filed an amended 2014 tax return to claim additional tax credits that is currently under review by the IRS. For the 2017 and 2018 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(14) Commitments and Contingencies

(a)	Natural Gas Supply Commitments (CenterPoint Energy and CERC)

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative.

As of September 30, 2018, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining three months of 2018	$88
2019	325
2020	303
2021	219
2022	183
2023 and beyond	1,644

(b)	Legal, Environmental and Other Matters

Legal Matters

Gas Market Manipulation Cases (CenterPoint Energy and CERC).  CenterPoint Energy, its predecessor, Reliant Energy, and certain of their former subsidiaries were named as defendants in a large number of lawsuits filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates were released or dismissed from all such cases, except for one case pending in federal court in Nevada in which CES, a subsidiary of CERC Corp., is a defendant. Plaintiffs in that case allege a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In May 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. In August 2018, the Ninth Circuit Court of Appeals reversed that ruling, and CES requested further appellate review of that decision.

Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  Through a series of transactions, RRI became known as GenOn and a wholly-owned subsidiary of NRG. None of those transactions alters GenOn’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation. In June 2017, however, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code and are expected to emerge from Chapter 11 in 2018. CenterPoint Energy, CERC, and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights.

In October 2018, CES, GenOn, and the plaintiffs reached an agreement to settle all claims against CES and CES’s indemnity claims against GenOn, subject to approvals by the bankruptcy court and the federal district court. If the settlement agreement is not approved and if GenOn’s bankruptcy proceedings result in it not being required to fulfill its indemnity obligations, CES could incur liability and be responsible for satisfying it. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Environmental Matters

MGP Sites (CenterPoint Energy and CERC). CERC and its predecessors operated MGPs in the past.  With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of September 30, 2018, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

(15) Earnings Per Share (CenterPoint Energy)

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except share and per share amounts)
Income available to common shareholders	$153	$169	$243	$496

Basic weighted average common shares outstanding	431,554,000	431,026,000	431,437,000	430,939,000
Plus: Incremental shares from assumed conversions:
Restricted stock	3,337,000	3,060,000	3,337,000	3,060,000
Diluted weighted average common shares	434,891,000	434,086,000	434,774,000	433,999,000

Basic earnings per common share	$0.35	$0.39	$0.56	$1.15
Diluted earnings per common share	$0.35	$0.39	$0.56	$1.14

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

As of September 30, 2018, reportable business segments by Registrant are as follows:

	Electric Transmission & Distribution	Natural Gas Distribution	Energy Services	Midstream Investments	Other Operations
CenterPoint Energy	X	X	X	X	X
Houston Electric	X
CERC		X	X	(1)	X

(1)
In the three months ended September 30, 2018, CERC completed the Internal Spin. Previously, CERC’s equity method investment in Enable was included in the Midstream Investments segment. CERC’s equity in earnings in Enable, net of basis difference amortization and income tax, has been classified as discontinued operations for all periods presented. See Note 9 for further discussion on the Internal Spin and the associated discontinued operations presentation.

Electric Transmission & Distribution consists of the electric transmission and distribution function. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Energy Services consists of non-rate regulated natural gas sales and services operations. Midstream Investments consists of the equity investment in Enable (excluding the Enable Series A Preferred Units). Other Operations consists primarily of other corporate operations which support all of the business operations.

Houston Electric consists of a single reportable business segment and therefore is not included in the tabular business segment presentation below. Operating income (loss) amounts for 2017 have been recast to reflect the adoption of ASU 2017-07 (see Note 2 for further information).

Financial data for business segments is as follows:

CenterPoint Energy

	Three Months Ended September 30,
	2018				2017
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Electric Transmission & Distribution	$897	(1)	$—	$227	$843	(1)	$—	$254
Natural Gas Distribution	402		8	3	390		8	25
Energy Services	910		10	(9)	861		10	7
Midstream Investments (2)	—		—	—	—		—	—
Other Operations	3		—	5	4		—	11
Eliminations	—		(18)	—	—		(18)	—
Consolidated	$2,212		$—	$226	$2,098		$—	$297

	Nine Months Ended September 30,
	2018				2017
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Electric Transmission & Distribution	$2,502	(1)	$—	$523	$2,234	(1)	$—	$511
Natural Gas Distribution	2,032		26	166	1,767		24	235
Energy Services	3,008		57	(20)	2,964		34	58
Midstream Investments (2)	—		—	—	—		—	—
Other Operations	11		—	(5)	11		—	24
Eliminations	—		(83)	—	—		(58)	—
Consolidated	$7,553		$—	$664	$6,976		$—	$828

(1)	CenterPoint Energy’s and Houston Electric’s Electric Transmission & Distribution revenues from major customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Affiliates of NRG	$213	$221	$543	$540
Affiliates of Vistra Energy Corp.	79	72	192	172

(2)	CenterPoint Energy’s Midstream Investments’ equity earnings, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Enable	$81	$68	$208	$199

CERC

	Three Months Ended September 30,
	2018			2017
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$402	$8	$3	$390	$8	$25
Energy Services	910	10	(9)	861	10	7
Other Operations	—	—	(1)	—	—	(1)
Eliminations	—	(18)	—	—	(18)	—
Consolidated	$1,312	$—	$(7)	$1,251	$—	$31

	Nine Months Ended September 30,
	2018			2017
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$2,032	$26	$166	$1,767	$24	$235
Energy Services	3,008	57	(20)	2,964	34	58
Other Operations	—	—	—	—	—	(4)
Eliminations	—	(83)	—	—	(58)	—
Consolidated	$5,040	$—	$146	$4,731	$—	$289

CenterPoint Energy and CERC

	Total Assets
	September 30, 2018				December 31, 2017
	CenterPoint Energy		CERC		CenterPoint Energy		CERC
	(in millions)
Electric Transmission & Distribution	$10,436		$—		$10,292		$—
Natural Gas Distribution	6,557		6,557		6,608		6,608
Energy Services	1,253		1,253		1,521		1,521
Midstream Investments	2,457		—		2,472		—
Assets of discontinued operations	—		—	(1)	—		2,472	(1)
Other Operations	2,206	(2)	110		2,497	(2)	70
Eliminations	(681)		(615)		(654)		(559)
Consolidated	$22,228		$7,305		$22,736		$10,112

(1)	On September 4, 2018, CERC completed the Internal Spin. For further information regarding the Internal Spin, see Note 9.

(2)	Includes pension and other postemployment-related regulatory assets of $566 million and $600 million, respectively, as of September 30, 2018 and December 31, 2017.

(17) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$301	$173	$85	$306	$176	$86
Income taxes, net	89	122	3	14	76	4
Non-cash transactions:
Accounts payable related to capital expenditures	140	87	66	111	70	53
Capital distribution associated with the Internal Spin	—	—	1,460	—	—	—

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	September 30, 2018		December 31, 2017
	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Cash and cash equivalents	$293	$279	$260	$238
Restricted cash included in Prepaid expenses and other current assets	37	37	35	35
Restricted cash included in Other	1	1	1	1
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$331	$317	$296	$274

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

The table below summarizes money pool activity:

	September 30, 2018		December 31, 2017
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Money pool investments (borrowings) (1)	$(75)	$—	$(60)	$(570)
Weighted average interest rate	2.45%	2.45%	1.90%	1.90%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies in the Condensed Consolidated Balance Sheets.

Houston Electric and CERC affiliate related net interest income (expense) were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
			(in millions)
Interest income (expense) (1)	$1	$(2)	$1	$—	$1	$(4)	$3	$—

(1)	Interest income is included in Other, net and interest expense is included in Interest and other finance charges on the Condensed Statements of Consolidated Income.

CenterPoint Energy provides some corporate services to Houston Electric and CERC. The costs of services have been charged directly to Houston Electric and CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. Houston Electric provides certain services to CERC. These services are billed at actual cost, either directly or as an allocation and include fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. Additionally, CERC provides certain services to Houston Electric. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. These charges are not necessarily indicative of what would have been incurred had Houston Electric and CERC not been affiliates.

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$47	$36	$41	$30	$138	$105	$127	$93
Net affiliate service charges (billings)	(3)	3	(1)	1	(8)	8	(6)	6

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$60	$75	$45	$89	$123	$286	$87	$337
Cash contribution from parent	—	600	—	—	—	600	—	38
Capital distribution to parent associated with the Internal Spin	—	1,460	—	—	—	1,460	—	—

(19) Equity (CenterPoint Energy)

Dividends Declared

CenterPoint Energy declared dividends for the periods presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity Instrument	2018	2017	2018 (1)	2017
	(per share)
Common Stock	$0.2775	$0.2675	$0.5550	$0.8025

(1)
On December 13, 2017, CenterPoint Energy’s Board of Directors declared a regular quarterly cash dividend of $0.2775 per share of Common Stock, payable on March 8, 2018 to shareholders of record as of the close of business on February 15, 2018.

Series A Preferred Stock

On August 22, 2018, CenterPoint Energy completed the issuance of 800,000 shares of its Series A Preferred Stock, at a price of $1,000 per share, resulting in net proceeds of $790 million after issuance costs. The aggregate liquidation value of the Series A Preferred Stock is $800 million with a per share liquidation value of $1,000.

CenterPoint Energy intends to use the net proceeds from the Series A Preferred Stock offering to fund a portion of the pending Merger and to pay related fees and expenses.

Dividends. The Series A Preferred Stock accrue cumulative dividends, calculated as a percentage of the stated amount per share, at a fixed annual rate of 6.125% per annum to, but excluding, September 1, 2023, and at an annual rate of three-month LIBOR plus a spread of 3.270% thereafter to be paid in cash if, when and as declared. If declared, prior to September 1, 2023, dividends are payable semi-annually in arrears on each March 1 and September 1, beginning on March 1, 2019, and, for the period commencing on September 1, 2023, dividends are payable quarterly in arrears each March 1, June 1, September 1 and December 1, beginning on December 1, 2023. Cumulative dividends accrued during the applicable periods are presented on CenterPoint Energy’s Condensed Statements of Consolidated Income as Series A Preferred Stock dividend requirement.

Optional Redemption. On or after September 1, 2023, CenterPoint Energy may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $1,000 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date.

At any time within 120 days after the conclusion of any review or appeal process instituted by CenterPoint Energy, if any, following the occurrence of a ratings event, CenterPoint Energy may, at its option, redeem the Series A Preferred Stock in whole, but not in part, at a redemption price in cash per share equal to $1,020 (102% of the liquidation value of $1,000) plus an amount equal to all accumulated and unpaid dividends thereon to, but excluding, the redemption date, whether or not declared.

Ranking. The Series A Preferred Stock, with respect to anticipated dividends and distributions upon CenterPoint Energy’s liquidation or dissolution, or winding-up of CenterPoint Energy’s affairs, ranks or will rank:

•
senior to Common Stock and to each other class or series of capital stock established after the initial issue date of the Series A Preferred Stock that is expressly made subordinated to the Series A Preferred Stock;

•
on a parity with any class or series of capital stock established after the initial issue date of the Series A Preferred Stock that is not expressly made senior or subordinated to the Series A Preferred Stock, including the Series B Preferred Stock;

•	junior to any class or series of capital stock established after the initial issue date of the Series A Preferred Stock that is expressly made senior to the Series A Preferred Stock;

•
junior to all existing and future indebtedness (including indebtedness outstanding under CenterPoint Energy’s credit facilities, senior notes and commercial paper) and other liabilities with respect to assets available to satisfy claims against CenterPoint Energy; and

•
structurally subordinated to any existing and future indebtedness and other liabilities of CenterPoint Energy’s subsidiaries and capital stock of CenterPoint Energy’s subsidiaries held by third parties.

Voting Rights. Holders of the Series A Preferred Stock generally will not have voting rights. Whenever dividends on shares of Series A Preferred Stock have not been declared and paid for the equivalent of three or more semi-annual or six or more quarterly dividend periods (including, for the avoidance of doubt, the dividend period beginning on, and including, the original issue date and ending on, but excluding, March 1, 2019), whether or not consecutive, the holders of such shares of Series A Preferred Stock, voting together as a single class with holders of any and all other series of voting preferred stock (as defined in the Statement of Resolution for the Series A Preferred Stock) then outstanding, will be entitled at CenterPoint Energy’s next annual or special meeting of shareholders to vote for the election of a total of two additional members of CenterPoint Energy’s Board of Directors, subject to certain limitations. This right will terminate if and when all accumulated dividends have been paid in full and, upon such termination, the term of office of each director so elected will terminate at such time and the number of directors on CenterPoint Energy’s Board of Directors will automatically decrease by two, subject to the revesting of such rights in the event of each subsequent nonpayment.

Series B Preferred Stock

On October 1, 2018, CenterPoint Energy completed the issuance of 19,550,000 depositary shares, each representing a 1/20th interest in a share of its Series B Preferred Stock, at a price of $50 per depositary share, resulting in net proceeds of $950 million after issuance costs. The aggregate liquidation value of Series B Preferred Stock is $978 million with a per share liquidation value of $1,000. The amount issued included 2,550,000 depositary shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional depositary shares.

CenterPoint Energy intends to use the net proceeds from the offering of depositary shares, each representing a 1/20th interest in a share of Series B Preferred Stock, to fund a portion of the pending Merger and to pay related fees and expenses.

Dividends. Dividends on the Series B Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 7.00% on the liquidation value of $1,000 per share. CenterPoint Energy may pay declared dividends in cash or, subject to certain limitations, in shares of Common Stock, or in any combination of cash and shares of Common Stock on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2018 and ending on, and including, September 1, 2021.

Acquisition Termination Redemption. If the pending Merger has not closed at or prior to close of business on April 21, 2019 or if an acquisition termination event occurs, CenterPoint Energy may, at its option, give notice of an acquisition termination redemption to the holders of the Series B Preferred Stock. If CenterPoint Energy provides such notice, then, on the acquisition termination redemption date, CenterPoint Energy will be required to redeem the Series B Preferred Stock, in whole but not in part, at a redemption amount per share of the Series B Preferred Stock equal to the acquisition termination redemption amount. CenterPoint Energy will pay the acquisition termination redemption amount in cash unless the acquisition termination share price is greater than the initial price, in which case CenterPoint Energy will instead pay the acquisition termination redemption amount by delivering shares of Common Stock and cash; provided, that CenterPoint Energy may elect, subject to certain limitations, to pay cash or deliver shares of Common Stock in lieu of these amounts. If CenterPoint Energy redeems shares of the Series B Preferred Stock held by the depositary, the depositary will redeem, on the same acquisition termination redemption date, the number of the depositary shares representing the shares of the Series B Preferred Stock so redeemed.

Mandatory Conversion. Unless earlier converted or redeemed, each share of the Series B Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be September 1, 2021, into not less than 30.5820 and not more than 36.6980 shares of Common Stock, subject to certain anti-dilution adjustments. Correspondingly, the conversion rate per depositary share will be not less than 1.5291 and not more than 1.8349 shares of Common Stock, subject to certain anti-dilution adjustments. The conversion rate will be determined based on a preceding 20-day volume-weighted-average-price of Common Stock.

The following table illustrates the conversion rate per share of the Series B Preferred Stock, subject to certain anti-dilution adjustments:

Applicable Market Value of the Common Stock	Conversion Rate per Share of Series B Preferred Stock
Greater than $32.6990 (threshold appreciation price)	30.5820 shares of Common Stock
Equal to or less than $32.6990 but greater than or equal to $27.2494	Between 30.5820 and 36.6980 shares of Common Stock, determined by dividing $1,000 by the applicable market value
Less than $27.2494 (initial price)	36.6980 shares of Common Stock

The following table illustrates the conversion rate per depositary share, subject to certain anti-dilution adjustments:

Applicable Market Value of the Common Stock	Conversion Rate per Depository Share
Greater than $32.6990 (threshold appreciation price)	1.5291 shares of Common Stock
Equal to or less than $32.6990 but greater than or equal to $27.2494	Between 1.5291 and 1.8349 shares of Common Stock, determined by dividing $50 by the applicable market value
Less than $27.2494 (initial price)	1.8349 shares of Common Stock

Optional Conversion of the Holder. Other than during a fundamental change conversion period, and unless CenterPoint Energy has redeemed the Series B Preferred Stock, a holder of the Series B Preferred Stock may, at any time prior to September 1, 2021, elect to convert such holder’s shares of the Series B Preferred Stock, in whole or in part, at the minimum conversion rate of 30.5820 shares of Common Stock per share of the Series B Preferred Stock (equivalent to 1.5291 shares of Common Stock per depositary share), subject to certain anti-dilution and other adjustments. Because each depositary share represents a 1/20th fractional interest in a share of the Series B Preferred Stock, a holder of depositary shares may convert its depositary shares only in lots of 20 depositary shares.

Fundamental Change Conversion. If a fundamental change occurs on or prior to September 1, 2021, holders of the Series B Preferred Stock will have the right to convert their shares of the Series B Preferred Stock, in whole or in part, into shares of Common Stock at the fundamental change conversion rate during the period beginning on, and including, the effective date of such fundamental change and ending on, and including, the date that is 20 calendar days after such effective date (or, if later, the date that is 20 calendar days after holders receive notice of such fundamental change, but in no event later than September 1, 2021). Holders who convert shares of the Series B Preferred Stock during that period will also receive a make-whole dividend amount comprised of a fundamental change dividend make-whole amount, and to the extent there is any, the accumulated dividend amount. Because each depositary share represents a 1/20th fractional interest in a share of the Series B Preferred Stock, a holder of depositary shares may convert its depositary shares upon a fundamental change only in lots of 20 depositary shares.

Ranking. The Series B Preferred Stock, with respect to anticipated dividends and distributions upon CenterPoint Energy’s liquidation or dissolution, or winding-up of CenterPoint Energy’s affairs, ranks or will rank:

•
senior to Common Stock and to each other class or series of capital stock established after the initial issue date of the Series B Preferred Stock that is expressly made subordinated to the Series B Preferred Stock;

•
on a parity with the Series A Preferred Stock and any class or series of capital stock established after the initial issue date that is not expressly made senior or subordinated to the Series B Preferred Stock;

•	junior to any class or series of capital stock established after the initial issue date that is expressly made senior to the Series B Preferred Stock;

•
junior to all existing and future indebtedness (including indebtedness outstanding under CenterPoint Energy’s credit facilities, senior notes and commercial paper) and other liabilities with respect to assets available to satisfy claims against CenterPoint Energy; and

•
structurally subordinated to any existing and future indebtedness and other liabilities of CenterPoint Energy’s subsidiaries and capital stock of CenterPoint Energy’s subsidiaries held by third parties.

Voting Rights. Holders of the Series B Preferred Stock generally will not have voting rights. Whenever dividends on shares of the Series B Preferred Stock have not been declared and paid for six or more dividend periods (including, for the avoidance of doubt, the dividend period beginning on, and including, the initial issue date and ending on, but excluding, December 1, 2018), whether or not consecutive, the holders of such shares of Series B Preferred Stock, voting together as a single class with holders of any and all other series of voting preferred stock then outstanding (as defined in the Statement of Resolution for the Series B Preferred Stock), will be entitled at CenterPoint Energy’s next annual or special meeting of shareholders to vote for the election of a total of two additional members of CenterPoint Energy’s Board of Directors, subject to certain limitations. This right will terminate if and when all accumulated and unpaid dividends have been paid in full and, upon such termination, the term of office of each director so elected will terminate at such time and the number of directors on CenterPoint Energy’s Board of Directors will automatically decrease by two, subject to the revesting of such rights in the event of each subsequent nonpayment.

Common Stock

On October 1, 2018, CenterPoint Energy completed the issuance of approximately 69,633,027 shares of Common Stock at a price of $27.25 per share, for net proceeds of $1,844 million after issuance costs. The amount issued included 9,082,568 shares of Common Stock issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional shares of Common Stock.

CenterPoint Energy intends to use the net proceeds from the Common Stock offering to fund a portion of the pending Merger and to pay related fees and expenses.

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

On October 23, 2018, CenterPoint Energy’s Board of Directors declared a regular quarterly cash dividend of $0.2775 per share of Common Stock payable on December 13, 2018 to shareholders of record as of the close of business on November 15, 2018.

On October 23, 2018, CenterPoint Energy’s Board of Directors declared a regular quarterly cash dividend of $11.6667 per share of the newly issued Series B Preferred Stock ($0.5833 per depository share) payable on December 1, 2018 to shareholders of record as of the close of business on November 15, 2018. For more information about the Series B Preferred Stock, see Note 19.

Enable Distributions Declarations

On November 6, 2018, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common units for the quarter ended September 30, 2018. Accordingly, CNP Midstream expects to receive a cash distribution of approximately $74 million from Enable in the fourth quarter of 2018 to be made with respect to CNP Midstream’s investment in common units of Enable.

On November 6, 2018, Enable declared a quarterly cash distribution of $0.625 per Series A Preferred Unit for the quarter ended September 30, 2018. Accordingly, CenterPoint Energy expects to receive a cash distribution of approximately $9 million from Enable in the fourth quarter of 2018 to be made with respect to CenterPoint Energy’s investment in Enable Series A Preferred Units.

Merger Financing Transactions

On October 1, 2018, CenterPoint Energy completed concurrent equity offerings of depositary shares, each representing a 1/20th interest in a share of Series B Preferred Stock, and Common Stock. For more information about the concurrent equity offerings, see Note 19.

On October 5, 2018, CenterPoint Energy issued $1.5 billion aggregate principal amount of senior notes. For more information about the senior notes offering, see Note 12.

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

RECENT EVENTS

Pending Merger with Vectren. On April 21, 2018, CenterPoint Energy entered into the Merger Agreement. Under the terms of the Merger Agreement, CenterPoint Energy will acquire Vectren for approximately $6 billion in cash. For more information about the pending Merger, see Note 3 to the Interim Condensed Financial Statements.

Series A Preferred Stock Offering. On August 22, 2018, we completed an offering of our Series A Preferred Stock. For more information about the offering, see Note 19 to the Interim Condensed Financial Statements.

Enable Midstream Spin. On September 4, 2018, CERC completed the Internal Spin of its equity investment in Enable and Enable GP. For further information regarding the Internal Spin, see Note 9 to the Interim Condensed Financial Statements.

Concurrent Equity Offerings. On October 1, 2018, we completed concurrent equity offerings of depositary shares, each representing a 1/20th interest in a share of Series B Preferred Stock, and Common Stock. For more information about the concurrent equity offerings, see Note 19 to the Interim Condensed Financial Statements.

Senior Notes Offering. On October 5, 2018, we issued $1.5 billion aggregate principal amount of senior notes. For more information about the senior notes offering, see Note 12 to the Interim Condensed Financial Statements.

Credit Facility. On October 5, 2018, we terminated all remaining commitments by lenders to provide the Bridge Facility, which resulted in increased aggregate commitments under our revolving credit facility. For further information, see Note 12 to the Interim Condensed Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Revenues	$2,212	$2,098	$7,553	$6,976
Expenses	1,986	1,801	6,889	6,148
Operating Income	226	297	664	828
Interest and Other Finance Charges	(90)	(80)	(259)	(235)
Interest on Securitization Bonds	(16)	(18)	(46)	(58)
Equity in Earnings of Unconsolidated Affiliate, net	81	68	208	199
Other Income (Expense), net	8	—	(234)	43
Income Before Income Taxes	209	267	333	777
Income Tax Expense	51	98	85	281
Net Income	158	169	248	496
Series A Preferred Stock dividend requirement	5	—	5	—
Income Available to Common Shareholders	$153	$169	$243	$496
Basic Earnings Per Share	$0.35	$0.39	$0.56	$1.15
Diluted Earnings Per Share	$0.35	$0.39	$0.56	$1.14

Three months ended September 30, 2018 compared to three months ended September 30, 2017

We reported income available to common shareholders of $153 million ($0.35 per diluted share) for the three months ended September 30, 2018 compared to $169 million ($0.39 per diluted share) for the same period in 2017.

The decrease of $16 million in income available to common shareholders was primarily due to the following key factors:

•	a $71 million decrease in operating income discussed below by segment in Results of Operations by Business Segment;

•	a $10 million increase in interest expense primarily due to the amortization of Bridge Facility fees;

•	an $8 million increase in losses on the underlying value of the indexed debt securities related to the ZENS included in Other Income (Expense), net shown above; and

•	a $5 million increase in preferred dividend requirements on our Series A Preferred Stock.

These decreases in income available to common shareholders were partially offset by the following:

•	a $47 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA;

•	a $13 million increase in equity earnings from our investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements;

•	a $9 million decrease in non-service cost components of net periodic pension and post-retirement costs included in Other Income (Expense), net shown above;

•	a $6 million increase in gains on marketable securities included in Other Income (Expense), net shown above;

•	a $2 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds; and

•	a $1 million increase in miscellaneous other non-operating income included in Other Income (Expense), net shown above.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

We reported income available to common shareholders of $243 million ($0.56 per diluted share) for the nine months ended September 30, 2018 compared to $496 million ($1.14 per diluted share) for the nine months ended September 30, 2017.

The decrease of $253 million in income available to common shareholders was primarily due to the following key factors:

•
a $257 million increase in losses on indexed debt securities related to the ZENS included in Other Income (Expense), net shown above, resulting from a loss of $11 million from Meredith’s acquisition of Time in March 2018, a loss of $242 million from AT&T’s acquisition of TW in June 2018 and increased losses of $4 million in the underlying value of the indexed debt securities;

•	a $164 million decrease in operating income discussed below by segment in Results of Operations by Business Segment;

•	a $38 million decrease in gains on marketable securities included in Other Income (Expense), net shown above;

•	a $24 million increase in interest expense due to higher outstanding other long-term debt and the amortization of Bridge Facility fees of $17 million; and

•	a $5 million increase in preferred dividend requirements on our Series A Preferred Stock.

These decreases in income available to common shareholders were partially offset by the following:

•	a $196 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA;

•	a $14 million decrease in non-service cost components of net periodic pension and post-retirement costs included in Other Income (Expense), net shown above;

•	a $12 million decrease in interest expense related to lower outstanding balances of our Securitization Bonds;

•	a $9 million increase in equity earnings from our investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements; and

•	a $4 million increase in miscellaneous other non-operating income included in Other Income (Expense), net shown above.

Income Tax Expense

Our effective tax rate reported for the three months ended September 30, 2018 was 24% compared to 37% for the same period in 2017. The effective tax rate reported for the nine months ended September 30, 2018 was 26% compared to 36% for the same period in 2017. The lower effective tax rates for the three and nine months ended September 30, 2018 were primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. The effective tax rate also decreased by 5% and 4%, respectively, for the three and nine months ended September 30, 2018 due to the amortization of EDIT. These decreases were partially offset by an increase to the effective tax rate of 5% for the three-month period ended September 30, 2018 as a result of the establishment of a state valuation allowance on certain net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. The effective tax rate was increased by 7% for the nine-month period ended September 30, 2018 due to state law changes and the state valuation allowance. See Note 9 to the Interim Condensed Financial Statements for further discussion on the Internal Spin. We expect our annual effective tax rate for the fiscal year ending December 31, 2018 to be approximately 24%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except throughput and customer data)
Revenues	$897	$843	$2,506	$2,233
Expenses	670	589	1,979	1,723
Operating income	227	254	527	510
Interest and other finance charges	(32)	(32)	(101)	(97)
Interest on Securitization Bonds	(16)	(18)	(46)	(58)
Other expense, net	—	(3)	(6)	(9)
Income before income taxes	179	201	374	346
Income tax expense	36	71	78	123
Net income	$143	$130	$296	$223

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Houston Electric reported net income of $143 million for the three months ended September 30, 2018 compared to net income of $130 million for the same period in 2017.

The increase of $13 million in net income was primarily due to a $35 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA.

This increase in net income was partially offset by a $22 million decrease in TDU operating income as discussed below in Results of Operations by Business Segment.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Houston Electric reported net income of $296 million for the nine months ended September 30, 2018 compared to net income of $223 million for the nine months ended September 30, 2017.

The increase of $73 million in net income was primarily due to the following key factors:

•	a $45 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA; and

•
a $32 million increase in TDU operating income resulting from a $27 million increase discussed below in Results of Operations by Business Segment and increased usage of $5 million, primarily due to a return to more normal weather, which was not offset by the weather hedge loss recorded on CenterPoint Energy.

These increases in net income were partially offset by a $4 million increase in interest expense due to higher outstanding other long-term debt.

Income Tax Expense

Houston Electric’s effective tax rate reported for the three months ended September 30, 2018 was 20% compared to 35% for the same period in 2017. The effective tax rate reported for the nine months ended September 30, 2018 was 21% compared to 36% for the same period in 2017. The lower effective tax rate for the three and nine months ended September 30, 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. The effective tax rate also decreased by 2% for both periods due to the amortization of EDIT.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$1,312	$1,251	$5,040	$4,731
Expenses	1,319	1,220	4,894	4,442
Operating Income (Loss)	(7)	31	146	289
Interest and other finance charges	(30)	(32)	(92)	(92)
Other expense, net	—	(4)	(5)	(13)
Income (loss) from continuing operations before income taxes	(37)	(5)	49	184
Income tax expense (benefit)	(2)	(1)	14	69
Income (loss) from continuing operations	(35)	(4)	35	115
Income from discontinued operations, net of tax	44	42	140	124
Net Income	$9	$38	$175	$239

Three months ended September 30, 2018 compared to three months ended September 30, 2017

CERC reported net income of $9 million for the three months ended September 30, 2018 compared to net income of $38 million for the same period in 2017.

The decrease of $29 million in net income was primarily due to a $38 million decrease in operating income discussed below by segment in Results of Operations by Business Segment.

The decrease to net income was partially offset by the following:

•	a $4 million increase in miscellaneous other non-operating income included in Other expense, net shown above, primarily due to lower non-service cost components of net periodic postretirement costs;

•	a $2 million decrease in interest expense due to lower outstanding long-term debt;

•	a $2 million increase in income from discontinued operations, net of tax, discussed further in Notes 9 and 13 to the Interim Condensed Financial Statements; and

•
a $1 million decrease in income tax expense due to lower income from continuing operations and a reduction in the corporate income tax rate resulting from the TCJA, partially offset by an increase in the state tax valuation allowance.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

CERC reported net income of $175 million for the nine months ended September 30, 2018 compared to net income of $239 million for the nine months ended September 30, 2017.

The decrease of $64 million in net income was primarily due to a $143 million decrease in operating income discussed below by segment in Results of Operations by Business Segment.

The decrease to net income was partially offset by the following:

•
a $55 million decrease in income tax expense due to lower income from continuing operations and a reduction in the corporate income tax rate resulting from the TCJA, partially offset by an increase in the state tax valuation allowance;

•	a $16 million increase in income from discontinued operations, net of tax, discussed further in Notes 9 and 13 to the Interim Condensed Financial Statements; and

•	an $8 million increase in miscellaneous other non-operating income included in Other expense, net shown above, primarily due to lower non-service cost components of net periodic postretirement costs.

Income Tax Expense - Continuing Operations

CERC’s effective tax rate on the loss from continuing operations for the three months ended September 30, 2018 was 5% compared to 20% for the same period in 2017. The lower effective tax rate on the loss from continuing operations for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. The effective tax rate decreased by 18% due to state taxes as a result of the establishment of a state valuation allowance on certain net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. These decreases were partially offset by an increase to the effective tax rate of 15% due to the amortization of EDIT. See Note 9 to the Interim Condensed Financial Statements for further discussion on the Internal Spin.

CERC’s effective tax rate reported on income from continuing operations for the nine months ended September 30, 2018 was 29% compared to 38% for the same period in 2017. The lower effective tax rate on income from continuing operations for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA. The effective tax rate also decreased by 20% due to the amortization of EDIT. These decreases were partially offset by an increase to the effective tax rate of 22% as a result of an increase in state tax rates and the establishment of a state valuation allowance on certain net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. See Note 9 to the Interim Condensed Financial Statements for further discussion on the Internal Spin.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each business segment.  Included in revenues are intersegment sales, which are accounted for as if the sales were to third parties at current market prices. See Note 16 to the Interim Condensed Financial Statements for details of business segments by Registrant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Electric Transmission & Distribution	$227	$254	$523	$511
Natural Gas Distribution	3	25	166	235
Energy Services	(9)	7	(20)	58
Other Operations	5	11	(5)	24
Total Consolidated Operating Income	$226	$297	$664	$828

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

The following table provides summary data of our Electric Transmission & Distribution business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except throughput and customer data)
Revenues:
TDU	$735	$729	$2,009	$1,944
Bond Companies	162	114	493	290
Total revenues	897	843	2,502	2,234
Expenses:
Operation and maintenance, excluding Bond Companies	367	337	1,056	1,018
Depreciation and amortization, excluding Bond Companies	95	97	293	296
Taxes other than income taxes	59	59	180	177
Bond Companies	149	96	450	232
Total expenses	670	589	1,979	1,723
Operating Income	$227	$254	$523	$511
Operating Income:
TDU	$214	$236	$480	$453
Bond Companies (1)	13	18	43	58
Total segment operating income	$227	$254	$523	$511
Throughput (in GWh):
Residential	10,555	10,419	24,486	23,512
Total	27,015	26,453	70,347	67,956
Number of metered customers at end of period:
Residential	2,188,211	2,156,624	2,188,211	2,156,624
Total	2,475,018	2,435,558	2,475,018	2,435,558

(1)	Together with $3 million of interest income for each of the three and nine months ended September 30, 2018, represents the amount necessary to pay interest on the Securitization Bonds.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Our Electric Transmission & Distribution business segment reported operating income of $227 million for the three months ended September 30, 2018, consisting of $214 million from the TDU and $13 million related to the Bond Companies. For the three months ended September 30, 2017, operating income totaled $254 million, consisting of $236 million from the TDU and $18 million related to the Bond Companies.

TDU operating income decreased $22 million, primarily due to the following key factors:

•	increased operation and maintenance expenses, excluding transmission costs billed by transmission providers, of $38 million primarily due to the following:

◦	contract services of $10 million, largely due to increased vegetation management and preventative maintenance resiliency spend;

◦	support services of $9 million, primarily related to technology projects;

◦	other miscellaneous operation and maintenance expenses of $9 million;

◦	labor and benefits costs of $6 million; and

◦	damage claims from third parties of $4 million;

•
lower revenues of $22 million due to the recording of a regulatory liability and a corresponding decrease to revenue of $6 million reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA and lower revenues of $16 million due to lower transmission and distribution rate filings as a result of the TCJA; and

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $5 million.

These decreases to operating income were partially offset by the following:

•	higher transmission-related revenues of $14 million, exclusive of the TCJA impact discussed above, and lower transmission costs billed by transmission providers of $8 million;

•	customer growth of $9 million from the addition of over 39,000 customers;

•	rate increases of $8 million related to distribution capital investments, exclusive of the TCJA impact discussed above; and

•	higher equity return of $4 million, primarily related to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months.

Lower depreciation and amortization expenses related to AMS of $7 million were offset by a corresponding decrease in related revenues.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Our Electric Transmission & Distribution business segment reported operating income of $523 million for the nine months ended September 30, 2018, consisting of $480 million from the TDU and $43 million related to the Bond Companies. For the nine months ended September 30, 2017, operating income totaled $511 million, consisting of $453 million from the TDU and $58 million related to the Bond Companies.

TDU operating income increased $27 million, primarily due to the following key factors:

•	higher equity return of $33 million, primarily related to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months;

•	rate increases of $29 million related to distribution capital investments, exclusive of the TCJA impact discussed below;

•	higher transmission-related revenues of $28 million, exclusive of the TCJA impact discussed below, and lower transmission costs billed by transmission providers of $22 million;

•	customer growth of $23 million from the addition of over 39,000 customers;

•	higher usage of $12 million, primarily due to a return to more normal weather; and

•	increased miscellaneous revenues, including right-of-way, of $5 million.

These increases to operating income were partially offset by the following:

•	increased operation and maintenance expenses, excluding transmission costs billed by transmission providers, of $60 million primarily due to the following:

◦	support services of $17 million, primarily related to technology projects;

◦	other miscellaneous operation and maintenance expenses of $14 million;

◦	contract services of $15 million, largely due to increase in vegetation management and preventative maintenance resiliency spend;

◦	labor and benefits costs of $10 million; and

◦	damage claims from third parties of $4 million;

•
lower revenues of $53 million due to the recording of a regulatory liability and a corresponding decrease to revenue of $30 million reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA and lower revenues of $23 million due to lower transmission and distribution rate filings as a result of the TCJA; and

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $11 million.

Lower depreciation and amortization expenses related to AMS of $11 million were offset by a corresponding decrease in related revenues.

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

The following table provides summary data of our Natural Gas Distribution business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except throughput and customer data)
Revenues	$410	$398	$2,058	$1,791
Expenses:
Natural gas	120	117	972	742
Operation and maintenance	183	157	592	516
Depreciation and amortization	73	66	210	194
Taxes other than income taxes	31	33	118	104
Total expenses	407	373	1,892	1,556
Operating Income	$3	$25	$166	$235
Throughput (in Bcf):
Residential	13	13	123	94
Commercial and industrial	53	50	208	189
Total Throughput	66	63	331	283
Number of customers at end of period:
Residential	3,205,916	3,179,284	3,205,916	3,179,284
Commercial and industrial	255,244	253,041	255,244	253,041
Total	3,461,160	3,432,325	3,461,160	3,432,325

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Our Natural Gas Distribution business segment reported operating income of $3 million for the three months ended September 30, 2018 compared to $25 million for the three months ended September 30, 2017.

Operating income decreased $22 million primarily as a result of the following key factors:

•	higher operation and maintenance expenses of $25 million, primarily consisting of:

◦	support services expense of $7 million, primarily related to technology projects;

◦	contracts and services, materials and supplies and damage claims from third parties of $6 million;

◦	labor and benefits costs of $6 million; and

◦	other miscellaneous operation and maintenance expenses of $6 million;

•	increased depreciation and amortization expenses of $7 million, due to ongoing additions to plant-in-service; and

•	lower revenue of $6 million related to the lower corporate tax rate from the TCJA.

These decreases were partially offset by the following:

•	a $6 million increase from weather and usage, driven by the timing of the decoupling mechanism in Minnesota;

•	a $5 million increase in rate relief, primarily in the Texas, Arkansas, Mississippi and Minnesota jurisdictions, exclusive of the TCJA impact discussed above; and

•	a $2 million increase associated with customer growth from the addition of almost 29,000 customers.

Increased operation and maintenance expenses related to energy efficiency programs of $1 million and increased gross receipts taxes of $1 million were offset by corresponding increases in the related revenues.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Our Natural Gas Distribution business segment reported operating income of $166 million for the nine months ended September 30, 2018 compared to $235 million for the nine months ended September 30, 2017.

Operating income decreased $69 million as a result of the following key factors:

•	higher operation and maintenance expenses of $35 million, primarily consisting of:

◦	contracts and services, materials and supplies, bad debt and damage claims from third parties of $19 million;

◦	support services expenses of $12 million, primarily related to technology projects; and

◦	other miscellaneous operation and maintenance expenses of $10 million;

◦	which decreases were partially offset by a timing-related adjustment associated with the Texas Gulf rate order of $6 million;

•
higher labor and benefits costs of $28 million, resulting primarily from the recording of regulatory assets (and a corresponding reduction in expense) to recover $16 million of prior post-retirement expenses in future rates established in the Texas Gulf rate order in 2017;

•
lower revenue of $26 million, associated with the recording of a regulatory liability and a corresponding decrease to revenue in certain jurisdictions of $15 million reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA and lower filing amounts in Minnesota and south Texas of $11 million associated with the lower corporate tax rate as a result of the TCJA;

•	increased depreciation and amortization expense of $16 million, primarily due to ongoing additions to plant-in-service; and

•	higher other taxes of $9 million, primarily due to the 2017 Minnesota property tax refund.

These decreases were partially offset by the following:

•	rate increases of $35 million, primarily in the Texas, Minnesota and Arkansas jurisdictions, exclusive of the TCJA impact discussed above;

•	an increase in non-volumetric revenues of $8 million; and

•	a $6 million increase associated with customer growth from the addition of almost 29,000 customers.

Increased operation and maintenance expenses related to energy efficiency programs of $13 million and increased gross receipts taxes of $6 million were offset by corresponding increases in the related revenues.

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

The following table provides summary data of our Energy Services business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except throughput and customer data)
Revenues	$920	$871	$3,065	$2,998
Expenses:
Natural gas	897	839	2,998	2,865
Operation and maintenance	28	22	74	65
Depreciation and amortization	4	3	12	9
Taxes other than income taxes	—	—	1	1
Total expenses	929	864	3,085	2,940
Operating Income (Loss)	$(9)	$7	$(20)	$58

Timing impacts related to mark-to-market gain (loss) (1)	$1	$2	$(71)	$23
Throughput (in Bcf)	307	272	993	864
Approximate number of customers at end of period (2)	30,000	31,000	30,000	31,000

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)
Does not include approximately 67,000 and 66,000 natural gas customers as of September 30, 2018 and 2017, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Our Energy Services business segment reported an operating loss of $9 million for the three months ended September 30, 2018 compared to operating income of $7 million for the three months ended September 30, 2017.

Operating income decreased $16 million as a result of the following key factors:

•
a $9 million decrease in margin due to reduced opportunities to optimize natural gas supply costs and timing impacts related to natural gas storage activity, which offset favorable margins from incremental sales volumes.  Lower storage balances resulting from first quarter storage activity reduced opportunities to optimize natural gas supply costs in the third quarter;

•	a $6 million increase in operation and maintenance expenses, primarily due to higher legal, technology and support services expenses; and

•	a $1 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Our Energy Services business segment reported an operating loss of $20 million for the nine months ended September 30, 2018 compared to operating income of $58 million for the nine months ended September 30, 2017.

Operating income decreased $78 million as a result of the following key factors:

•	a $94 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins; and

•
a $9 million increase in operation and maintenance expenses, attributable to increased technology expenses, higher contract and services expense related to pipeline integrity testing, higher support services and legal expenses.

These decreases were partially offset by a $25 million increase in margin due to increased opportunities to optimize natural gas supply costs through storage and transportation capacity, primarily in the first quarter of 2018, and incremental volumes from customers. Realized commercial opportunities attributable to the Continuum and AEM acquisitions and colder than normal weather in several regions of the United States, primarily in the first quarter of 2018, drove incremental sales volumes.

Midstream Investments (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of CenterPoint Energy’s 2017 Form 10-K.

The following table provides pre-tax equity income of the Midstream Investments business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Equity earnings from Enable, net	$81	$68	$208	$199
Other Operations

The following table shows the operating income (loss) of CenterPoint Energy’s Other Operations business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$3	$4	$11	$11
Expenses	(2)	(7)	16	(13)
Operating Income (Loss)	$5	$11	$(5)	$24

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Our Other Operations business segment reported operating income of $5 million for the three months ended September 30, 2018 compared to operating income of $11 million for the three months ended September 30, 2017. Operating income decreased $6 million, primarily due to costs related to the Merger.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Our Other Operations business segment reported an operating loss of $5 million for the nine months ended September 30, 2018 compared to operating income of $24 million for the nine months ended September 30, 2017. Operating income decreased $29 million, primarily due to costs related to the Merger.

The following table shows the operating income (loss) of CERC’s Other Operations business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$—	$—	$—	$—
Expenses	1	1	—	4
Operating Income (Loss)	$(1)	$(1)	$—	$(4)

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,679	$788	$850	$1,028	$567	$312
Investing activities	(674)	(663)	(359)	(897)	(569)	(280)
Financing activities	(970)	(82)	(502)	(279)	(139)	(32)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2018 compared to the same period of 2017:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$146	$230	$(121)
Changes in working capital	352	(28)	490
Change in equity in earnings from Enable, net of distributions (1)	184	—	—
Changes related to discontinued operations	—	—	176
Higher pension contribution	(21)	—	—
Other	(10)	19	(7)
	$651	$221	$538

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2018 compared to the same period of 2017:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of marketable securities	$398	$—	$—
AEM acquisition in 2017	132	—	132
Higher capital expenditures	(127)	(75)	(38)
Net change in notes receivable from unconsolidated affiliates	—	(29)	—
Change in distributions from Enable in excess of cumulative earnings	(193)	—	—
Changes related to discontinued operations	—	—	(176)
Other	13	10	3
	$223	$(94)	$(79)

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the nine months ended September 30, 2018 compared to the same period of 2017:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(1,123)	$—	$(760)
Increased proceeds from issuance of Series A Preferred Stock	790
Net changes in long-term debt outstanding, excluding commercial paper	130	79	301
Net changes in debt issuance costs	(23)	(1)	(1)
Net changes in short-term borrowings	(52)	—	(52)
Distributions to ZENS note holders	(398)	—	—
Increased payment of Common Stock dividends	(14)	—	—
Net change in notes payable from affiliated companies	—	15	(570)
Contribution from parent	—	—	562
Dividend to parent	—	(36)	51
Other	(1)	—	(1)
	$(691)	$57	$(470)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants, other than in connection with the pending Merger with Vectren (see Note 3 to the Interim Condensed Financial Statements), are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure for electric transmission and distribution operations and natural gas distribution operations.  These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining three months of 2018 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures (1)	$538	$280	$232
Maturing collateralized pollution control bonds	50	—	—
Scheduled principal payments on Securitization Bonds	66	66	—

(1)	Represents remaining capital expenditures based on anticipated 2018 capital expenditures as previously disclosed in CenterPoint Energy’s 2017 Form 10-K.

The Registrants expect that anticipated cash needs for the remaining three months of 2018 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and with respect to CenterPoint Energy, distributions from Enable. In addition, if CenterPoint Energy decides to sell all or a portion of the Enable common units that it owns in the public equity markets or otherwise in 2018 (reducing the amount of future distributions CenterPoint Energy receives from Enable to the extent of any such sales), any net proceeds received from such sales could provide a source for CenterPoint Energy’s remaining 2018 cash needs. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets, additional credit facilities and any sales of CenterPoint Energy’s Enable common units may not, however, be available on acceptable terms.

For more information on CenterPoint Energy’s completed financing transactions for the pending Merger, see Notes 12 and 19 to the Interim Condensed Financial Statements.

Off-Balance Sheet Arrangements

Other than Houston Electric’s first mortgage bonds and general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project (CenterPoint Energy and Houston Electric)

Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project were approximately $285 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. Houston Electric applied for interim recovery of project costs through July 31, 2018 not already included in rates in a filing with the PUCT in September 2018 and is expected to receive approval for interim recovery in November 2018. Final approval by the PUCT of the project costs will occur in Houston Electric’s next base rate case.

Freeport Master Plan Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of a transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line to be located in the counties of Brazoria, Matagorda and Wharton. On December 12, 2017, Houston Electric received approval from ERCOT.  In September 2018, Houston Electric filed a certificate of convenience and necessity application with the PUCT that included capital cost estimates for the project that ranged from approximately $482-$695 million, which were higher than the initial cost estimates.  The revised project cost estimates include additional costs associated with the routing of the line to mitigate environmental and other land use impacts and structure design to address soil and coastal wind conditions.  The actual capital costs of the project will depend on those factors as well as other factors, including land acquisition costs, construction costs and the ultimate route approved by the PUCT.  On the request of the PUCT, ERCOT has intervened in the proceeding and is in the process of reviewing the cost-effectiveness of the proposed project. Houston Electric anticipates that the PUCT will issue a final decision on the certificate of convenience and necessity application as early as the third quarter of 2019.

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

TCOS	2.4	September 2018	TBD	TBD	Requested an increase of $15.4 million to rate base and reflects a $2.4 million annual increase in current revenues.
EECRF	8.4	June 2018	TBD	TBD	Revised application requests recovery of 2019 EECRF of $41.7 million, including a $8.4 million performance bonus.
DCRF	30.9	April 2018	September 2018	August 2018
Unanimous settlement agreement approved by the PUCT in August 2018 results in incremental annual revenue of $30.9 million. It results in a $120.6 million annual revenue requirement effective September 1, 2018. The settlement agreement also reflects an approximately $39 million decrease in the federal income tax rate, a $20 million decrease to return to customers the reserve recorded recognizing this decrease in the federal income tax rate from January 25, 2018 through August 31, 2018 and a $19.2 million decrease related to the unprotected EDIT. Effective September 1, 2019, the reserve amount returned to customers ends. In December 2018, Houston Electric will file an updated DCRF tariff to adjust the interim DCRF rates to reflect any difference between the $20 million estimated tax-expense regulatory liability and the actual tax-expense regulatory liability recorded by Houston Electric.

CERC - South Texas (Railroad Commission)
Rate Case	(1.0)	November 2017	May 2018	May 2018
Unanimous settlement agreement approved by the Railroad Commission in May 2018 that provides for a $1 million annual decrease in current revenues. The settlement agreement also reflects an approximately $2 million decrease in the federal income tax rate and amortization of certain EDIT balances and establishes a 9.8% ROE for future GRIP filings for the South Texas jurisdiction.

CERC - Beaumont/East Texas, Houston and Texas Coast (Railroad Commission)
GRIP	14.7	March 2018	July 2018	June 2018
Based on net change in invested capital of $70.0 million and reflects a $14.7 million annual increase in current revenues. Also reflects an approximately $1.0 million decrease in the federal income tax rate.

Administrative 104.111	N/A	July 2018	September 2018	August 2018
Beaumont/East Texas, Houston and Texas Coast proposed to decrease base rates by $12.9 million to reflect the change in the federal income tax rate. In addition, Beaumont/East Texas proposed to decrease the GRIP charge to reflect the change in the federal income tax rate. The impact of deferred taxes is expected to be reflected in the next rate case.

CERC - Arkansas (APSC)
FRP	13.2	August 2018	October 2018	September 2018
Based on ROE of 9.5% as approved in the last rate case and reflects a $13.2 million annual increase in current revenues, excluding the effects of the recently enacted TCJA. With TCJA impacts considered, the annual increase is reduced by approximately $8.1 million, which include the effects of a lower federal income tax rate and amortization of EDIT balances.

CERC - Louisiana (LPSC)
RSP	6.6	September 2018	December 2018	TBD
Based on ROE of 9.95% and the 21% federal income tax rate and reflects a $6.6 million annual increase in current revenues. Other impacts of the TCJA, which were calculated outside the band, reduce the annual increase by approximately $4.3 million.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CERC - Minnesota (MPUC)
Rate Case	3.9	August 2017	November 2018	July 2018
Includes a proposal to extend decoupling beyond current expiration date of June 2018. Interim rates reflecting an annual increase of $47.8 million were effective October 1, 2017. A unanimous settlement agreement was filed in March 2018, subject to MPUC approval. The settlement agreement increases base rates by $3.9 million, makes decoupling a permanent part of the tariff, incorporates the impact of the decrease in the federal income tax rate and amortization of EDIT balances (approximately $20 million) and establishes or continues tracker recovery mechanisms that account for approximately $13.3 million in the initial filing. The MPUC voted to approve the settlement and a formal order was issued on July 20, 2018.  Final rates (and the refund of interim rates that exceed final rates) will be implemented beginning November 1, 2018.

Decoupling	(13.8)	September 2018	September 2018	TBD
Represents revenue over-recovery of $21.9 million recorded for and during the period July 1, 2017 through June 30, 2018 offset by the rate and prior period adjustments totaling $8.1 million recorded in third quarter 2018.

CIP	12.5	May 2018	September 2018	September 2018	Annual reconciliation filing for program year 2017 and includes performance bonus of $12.5 million which was recorded in September 2018.
CERC - Mississippi (MPSC)
RRA	3.2	May 2018	November 2018	November 2018	Based on authorized ROE of 9.144% and a capital structure of 50% debt and 50% equity and reflects a $3.2 million annual increase in revenues.
CERC - Oklahoma (OCC)
PBRC	5.4	March 2018	October 2018	October 2018
Based on ROE of 10% and reflects a $5.4 million annual increase in revenues.  As a result of the final order, all EDIT was removed from the PBRC calculation.  Protected EDIT amortization will begin to be refunded in April 2019 via one-time annual bill credits.  Unprotected EDIT will be refunded over a five-year period via annual bill credits beginning in October 2018.

(1)	Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

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

January 1, 2018 change in the tax rate from 35% to 21% in the utility’s FRP as a reduction to the revenue requirement; this reduction will be reflected in the utility’s historical year netting process in the 2019 FRP filing;  (2)  file and include all unprotected EDIT, including plant-related unprotected EDIT, in a separate rider within 30 days and refund the entire balance before December 31, 2019; (3) include protected EDIT in the FRP and amortize such amount using the ARAM method; and (4) adjust all other riders impacted by the TCJA changes and apply carrying charges calculated using the pre-tax cost of capital of 6.44% for the amounts related to the TCJA within 30 days of the July 26, 2018 order. On August 24, 2018 CERC filed Rider TCJA in Docket No. 18-050-TF. This rider returns the entire unprotected excess ADIT of approximately $19 million over five months from October 2018 through February 2019. The GMES Rider, which is not currently in effect, was revised to reflect the effects of the TCJA. No other riders were impacted. On September 21, 2018, the APSC approved Rider TCJA as filed, with an effective date of October 1, 2018.

On October 5, 2018, the LPSC Staff filed its Final Report and Recommended Proposed Rule in Docket No. R-34754, which addresses the TCJA. The proposed rule recommends that CERC (1) adjust rates prospectively to reflect the new 21% federal corporate income tax rate; (2) refund to ratepayers 100% of federal corporate income taxes collected that are in excess of the new lower applicable tax rate plus carrying cost at the utility’s WACC over a 12-month period or other period approved by the LPSC; (3) accrue carrying charges on EDIT balances at the utility’s WACC until fully amortized, except to the extent ratepayers are receiving benefits of EDIT as a reduction to rate base; (4) amortize protected EDIT over ARAM and implement through an outside-the-band reduction in rates attributable to the annual amortization; and (5) amortize unprotected EDIT over 24 months or other period approved by the LPSC and implement through an outside-the-band reduction in rates or special tax rider. The LPSC Staff presented this proposed rule to the LPSC for vote at the October 26, 2018 Business & Executive Session. The anticipated implementation date for these TCJA related changes begins December 26, 2018, concurrent with the RSP implementation, with the time frame of the return of unprotected EDIT still to be determined.

On November 6, 2018, within the order approving the 2018 Mississippi RRA, the MPSC ruled that protected EDIT will be amortized over ARAM beginning with the 2019 RRA, unprotected EDIT will be amortized over a three-year period beginning December 1, 2018, and the refund due to the change in tax rate for 2018 billings prior to the 2018 RRA implementation will be a component of the 2019 RRA filing for the 2018 calendar year.

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

On March 15, 2018, the FERC also proposed, in a NOPR, the method by which it would apply the Revised Policy Statement to FERC-jurisdictional natural gas pipeline rates, as well as account for the corporate income tax rate reduction in the TCJA. On July 18, 2018, the FERC issued a final rule requiring FERC-regulated natural gas pipelines that have cost-based rates to make a filing providing certain cost and revenue information and then either propose to reduce or support current cost-based rates, or take no further action. The final rule is currently subject to requests for rehearing. Enable Gas Transmission, LLC, an Enable subsidiary and owner of a FERC-regulated interstate natural gas pipeline, made its required filing on October 11, 2018, in which it asserted that no rate reduction is warranted. That filing remains subject to FERC review. Enable’s other interstate pipeline subsidiary, Enable Mississippi River Transmission, LLC, is not required to make such a filing as it is engaged in an ongoing rate case. At this time, we cannot predict the outcome of the final rule on Enable, but it could adversely impact the rates Enable is permitted to charge its customers.

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

As of October 22, 2018, the Registrants had the following facilities:

Registrant	Size of Facility		Amount Utilized (1)		Termination Date
(in millions)
CenterPoint Energy	$3,300	(2)	$6	(3)	March 3, 2022
Houston Electric	300		4	(3)	March 3, 2022
CERC Corp.	900		26	(4)	March 3, 2022

(1)
Based on the consolidated debt to capitalization covenant in our revolving credit facility and the revolving credit facility of each of Houston Electric and CERC Corp., we would have been permitted to utilize the full capacity of such revolving credit facilities, which currently aggregate $4.5 billion.

(2)
Pursuant to the amendment entered into in May 2018, the aggregate commitments under the CenterPoint Energy revolving credit facility increased to $3.3 billion on October 5, 2018 due to the satisfaction of certain conditions, including the termination of the Bridge Facility. For further information, see Note 12 to the Interim Condensed Financial Statements.

(3)	Represents outstanding letters of credit.

(4)	Represents outstanding commercial paper of $25 million and outstanding letters of credit of $1 million.

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

Long-term Debt

In February 2018, Houston Electric issued $400 million aggregate principal amount of general mortgage bonds. In March 2018, CERC Corp. issued $600 million aggregate principal amount of unsecured senior notes. In October 2018, CenterPoint Energy issued $1.5 billion aggregate principal amount of unsecured senior notes. For further information about our 2018 debt issuances, see Note 12 to the Interim Condensed Financial Statements.

As of September 30, 2018, Houston Electric’s outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.4 billion, of which $118 million is not reflected in its consolidated financial statements because of the contingent nature of the obligation.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.2 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2018. Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Houston Electric’s long-term debt consists of its obligations and the obligations of its subsidiaries, including Securitization Bonds issued by its wholly-owned subsidiaries.  As of September 30, 2018, the Bond Companies had the following aggregate principal amount, exclusive of debt issuance costs, of Securitization Bonds outstanding.

Company	Aggregate Principal Amount Outstanding
(in millions)
Bond Company II	$208
Bond Company III	85
Bond Company IV	955
Restoration Bond Company	256
Total	$1,504

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

Securities Registered with the SEC

On January 31, 2017, the Registrants filed a joint shelf registration statement with the SEC, as amended on September 24, 2018, registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of CenterPoint Energy’s shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on January 31, 2020. For information related to debt and equity security issuances in 2018, see Notes 12 and 19 to the Interim Condensed Financial Statements.

Temporary Investments

As of October 22, 2018, the Registrants had $4.2 billion temporary external investments.

Money Pool (Houston Electric and CERC)

We have a money pool through which the holding company and participating subsidiaries can borrow or invest on a short-term basis. CNP Midstream cannot borrow from the money pool but can invest in it. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under our revolving credit facility or the sale of our commercial paper. The money pool may not provide sufficient funds to meet our subsidiaries’ cash needs. As of October 22, 2018, Houston Electric had borrowings from the money pool of $79 million, and CERC had investments in the money pool of $38 million.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the Registrants’ credit facilities is based on their credit ratings. On September 4, 2018, Moody’s revised its rating outlook on CERC senior debt to positive from stable and upgraded its rating to Baa1 from Baa2. On September 6, 2018, Fitch revised its rating outlook on CERC senior debt to stable from positive and upgraded its rating to BBB+ from BBB. As of October 22, 2018, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of the Registrants:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook (1)	Rating	CreditWatch (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa1	Negative	BBB+	Negative	BBB	Stable
Houston Electric Senior Secured Debt	A1	Stable	A	Negative	A+	Stable
CERC Corp. Senior Unsecured Debt	Baa1	Positive	A-	Negative	BBB+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P CreditWatch assesses the potential direction of a short-term or long-term credit rating.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of September 30, 2018, the impact on the borrowing costs under the three revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services business segments.

CES, a wholly-owned subsidiary of CERC Corp. operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of September 30, 2018, the amount posted by CES as collateral aggregated approximately $41 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2018, unsecured credit limits extended to CES by counterparties aggregated $268 million, and none of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $185 million as of September 30, 2018. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If our creditworthiness were to drop such that ZENS holders thought our liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that we own or from other sources. We own shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate our obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically cease when ZENS are exchanged or otherwise retired and ZENS-Related Securities shares are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement of the ZENS. If all ZENS had been exchanged for cash on September 30, 2018, deferred taxes of approximately $410 million would have been payable in 2018. If all the ZENS-Related Securities had been sold on September 30, 2018, capital gains taxes of approximately $109 million would have been payable in 2018. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

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

Enable Midstream Partners (CenterPoint Energy and CERC)

In September 2018, CERC completed the Internal Spin, after which CERC’s equity investment in Enable met the criteria for discontinued operations classification. As a result, the operations have been classified as Income from discontinued operations, net of tax, in CERC’s Condensed Statements of Consolidated Income for the periods presented. For further information, see Note 9 to the Interim Condensed Financial Statements.

CenterPoint Energy receives quarterly cash distributions from Enable on its common units and Enable Series A Preferred Units. A reduction in the cash distributions CenterPoint Energy receives from Enable could significantly impact CenterPoint Energy’s liquidity. For additional information about cash distributions from Enable, see Notes 9 and 20 to the Interim Condensed Financial Statements.

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

•	acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased natural gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations to us, including indemnity obligations, which may be contested by GenOn;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	slower customer payments and increased write-offs of receivables due to higher natural gas prices or changing economic conditions;

•	the outcome of litigation;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of each of the Registrants’ 2017 Form 10-K and Item 1A of Part II of CenterPoint Energy’s First Quarter 2018 Form 10-Q.

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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2018, we had outstanding long-term debt, lease obligations and obligations under our ZENS that subject us to the risk of loss associated with movements in market interest rates.

Our floating rate obligations aggregated $202 million and $1.8 billion as of September 30, 2018 and December 31, 2017, respectively. If the floating interest rates were to increase by 10% from September 30, 2018 rates, our combined interest expense would increase by less than $1 million annually.

As of September 30, 2018 and December 31, 2017, we had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $7.6 billion and $7.0 billion, respectively, in principal amount and having a fair value of $7.8 billion and $7.5 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $263 million if interest rates were to decline by 10% from levels at September 30, 2018. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $25 million as of September 30, 2018 was a fixed-rate obligation and, therefore, did not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $8 million if interest rates were to decline by 10% from levels at September 30, 2018. Changes in the fair value of the derivative component, a $685 million recorded liability at September 30, 2018, are recorded in our Condensed Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2018 levels, the fair value of the derivative component liability would decrease by approximately $2 million, which would be recorded as an unrealized gain in our Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

We are exposed to equity market value risk through our ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the September 30, 2018 aggregate market value of these shares would result in a net loss of approximately less than $1 million, which would be recorded as an unrealized loss in our Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. We measure this commodity risk using a sensitivity analysis. For purposes of this analysis, we estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to our net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of September 30, 2018, the recorded fair value of our non-trading energy derivatives was a net asset of $51 million (before collateral), all of which is related to our Energy Services business segment. A $0.50 change in the forward NYMEX price would have had a combined impact of $7 million on our non-trading energy derivatives net asset and the market value of natural gas inventory.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2018 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	x	x
4.8	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	x		x
4.9	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	x
4.10	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	x
4.11	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	x	x
4.12	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	x		x
4.13	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
+4.14
Supplemental Indenture No. 10 to Exhibit 4.11, dated as of October 5, 2018, providing for the issuance of CenterPoint Energy’s 3.60% Senior Notes due 2021, 3.85% Senior Notes due 2024 and 4.25% Senior Notes due 2028
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

Date: November 8, 2018