Form 10-K
period 2018-12-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2019-02-28
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
(a Delaware corporation)
1111 Louisiana
Houston, Texas 77002
(713-207-1111)

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Name of each exchange on which registered
CenterPoint Energy, Inc.	Common Stock, $0.01 par value	New York Stock Exchange Chicago Stock Exchange
CenterPoint Energy, Inc.	Depositary shares, each representing a 1/20th interest in a share of 7.00% Series B Mandatory Convertible Preferred Stock, $0.01 par value	New York Stock Exchange
CenterPoint Energy Houston Electric, LLC	9.15% First Mortgage Bonds due 2021	New York Stock Exchange
CenterPoint Energy Houston Electric, LLC	6.95% General Mortgage Bonds due 2033	New York Stock Exchange
CenterPoint Energy Resources Corp.	6.625% Senior Notes due 2037	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CenterPoint Energy, Inc.	Yes ☑	No ☐
CenterPoint Energy Houston Electric, LLC	Yes ☑	No ☐
CenterPoint Energy Resources Corp.	Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CenterPoint Energy, Inc.	Yes ☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes ☐	No ☑
CenterPoint Energy Resources Corp.	Yes ☐	No ☑

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

CenterPoint Energy, Inc.	Yes ☑	No ☐
CenterPoint Energy Houston Electric, LLC	Yes ☑	No ☐
CenterPoint Energy Resources Corp.	Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

CenterPoint Energy, Inc.	☑
CenterPoint Energy Houston Electric, LLC	☑
CenterPoint Energy Resources Corp.	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
CenterPoint Energy, Inc.	☑	☐	☐	☐	☐
CenterPoint Energy Houston Electric, LLC	☐	☐	☑	☐	☐
CenterPoint Energy Resources Corp.	☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes ☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes ☐	No ☑
CenterPoint Energy Resources Corp.	Yes ☐	No ☑

The aggregate market values of the voting stock held by non-affiliates of the Registrants as of June 29, 2018 are as follows:

CenterPoint Energy, Inc. (using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to Securities Exchange Act of 1934 and excluding shares held by directors and executive officers)	$11,873,304,802
CenterPoint Energy Houston Electric, LLC	None
CenterPoint Energy Resources Corp.	None

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of  February 12, 2019:

CenterPoint Energy, Inc.	501,206,304 shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000 common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000 shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2019 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

i

GLOSSARY
ADFIT	Accumulated deferred federal income taxes
ADMS	Advanced Distribution Management System
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AFUDC	Allowance for funds used during construction
AMAs	Asset Management Agreements
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
Bond Companies
Bankruptcy remote entities wholly-owned by Houston Electric and formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds, consisting of Bond Company II, Bond Company III, Bond Company IV and Restoration Bond Company

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
Bridge Facility	A $5 billion 364-day senior unsecured bridge term loan facility
CCR	Coal Combustion Residuals
CEA	Commodities Exchange Act of 1936
CECL	Current expected credit losses
CEIP	CenterPoint Energy Intrastate Pipelines, LLC
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
CFTC	Commodity Futures Trading Commission
Charter Common	Charter Communications, Inc. common stock
Charter merger	Merger of Charter Communications, Inc. and Time Warner Cable Inc.
CIP	Conservation Improvement Program
CME	Chicago Mercantile Exchange
CNG	Compressed natural gas
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
COLI	Corporate-owned life insurance

GLOSSARY
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets of Continuum Energy Services, LLC

CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCA	Distribution Contractors Association
DCRF	Distribution Cost Recovery Factor
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
Dth	Dekatherms
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EGT	Enable Gas Transmission, LLC
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
EPA	Environmental Protection Agency
EPAct of 2005	Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERISA	Employee Retirement Income Security Act of 1974
ERO	Electric Reliability Organization
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
ESPC	Energy Savings Performance Contracting
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FRP	Formula Rate Plan
Gas Daily	Platts gas daily indices
GenOn	GenOn Energy, Inc.
GHG	Greenhouse gases
GMES	Government Mandated Expenditure Surcharge
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
HVAC	Heating, ventilation and air conditioning
IBEW	International Brotherhood of Electrical Workers
ICA	Interstate Commerce Act of 1887
IG	Intelligent Grid
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Infrastructure Services	Provides underground pipeline construction and repair services through Vectren’s wholly-owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC

GLOSSARY
Internal Spin	CERC’s contribution of its equity investment in Enable to CNP Midstream (detailed in Note 11 to the consolidated financial statements)
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
LPSC	Louisiana Public Service Commission
LTIPs	Long-term incentive plans
Meredith	Meredith Corporation
Merger
The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc., which closed on February 1, 2019

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	Mobile Energy Solutions
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MLP	Master Limited Partnership
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MP2017	2017 pension mortality improvement scale developed annually by the Society of Actuaries
MP2018	2018 pension mortality improvement scale developed annually by the Society of Actuaries
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable-Mississippi River Transmission, LLC
MW	Megawatt
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation
NESHAPS	National Emission Standards for Hazardous Air Pollutants
NGA	Natural Gas Act of 1938
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NGPSA	Natural Gas Pipeline Safety Act of 1968
NOPR	Notice of Proposed Rulemaking
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
OPEIU	Office & Professional Employees International Union

GLOSSARY
PBRC	Performance Based Rate Change
PHMSA	Pipeline and Hazardous Materials Safety Administration
PLCA	Pipeline Contractors Association
PRPs	Potentially responsible parties
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
RICE MACT	Reciprocating Internal Combustion Engines Maximum Achievable Control Technology
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
SESH	Southeast Supply Header, LLC
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Time	Time Inc.
Time Common	Time common stock
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
Texas RE	Texas Reliability Entity
TW	Time Warner Inc.
TW Common	TW common stock
UESC	Utility Energy Services Contract
USW	United Steelworkers Union

v

GLOSSARY
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VaR	Value at Risk
Vectren	Vectren Corporation
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
WACC	Weighted average cost of capital
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of December 31, 2018, consisted of AT&T Common and Charter Common and as of December 31, 2017, consisted of Charter Common, Time Common and TW Common
2002 Act	Pipeline Safety Improvement Act of 2002
2006 Act	Pipeline Inspection, Protection, Enforcement and Safety Act of 2006
2011 Act	Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011
2016 Act	Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016

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

The Registrants have based their forward-looking statements on management’s beliefs and assumptions based on information reasonably available to management at the time the statements are made. The Registrants caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, the Registrants cannot assure you that actual results will not differ materially from those expressed or implied by the Registrants’ forward-looking statements. In this Form 10-K, unless context requires otherwise, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, including Houston Electric, CERC, and, as of February 1, 2019, Vectren and its subsidiaries.

Some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements are described under “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” and “ — Liquidity and Capital Resources — Other Matters — Other Factors That Could Affect Cash Requirements” in Item 7 of this report, which discussions are incorporated herein by reference.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Registrants undertake no obligation to update or revise any forward-looking statements.

PART I

Item 1.	Business

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants. Except as discussed in Note 14 to the consolidated financial statements, no registrant has an obligation in respect of any other registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any registrant other than the obligor in making a decision with respect to such securities.

The discussion of CenterPoint Energy’s consolidated financial information includes the financial results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific registrant has been segregated and labeled as such. Unless the context indicates otherwise, specific references to Houston Electric and CERC also pertain to CenterPoint Energy. In this Form 10-K, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, which, as of February 1, 2019, includes Vectren and its subsidiaries.

OUR BUSINESS

Overview

CenterPoint Energy is a public utility holding company and owns interests in Enable. As of December 31, 2018, CenterPoint Energy’s operating subsidiaries, Houston Electric and CERC Corp., owned and operated electric transmission and distribution and natural gas distribution facilities and supplied natural gas to commercial and industrial customers and electric and natural gas utilities.

CenterPoint Energy’s simplified corporate structure as of December 31, 2018 is shown below:

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

(4)
CES obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in over 30 states.

(5)
As of December 31, 2018, CNP Midstream owned approximately 54.0% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets; CNP Midstream also owned 50% of the management rights and 40% of the incentive distribution rights in Enable GP. For additional information regarding CenterPoint Energy’s interest in Enable, including the 14,520,000 Enable Series A Preferred Units directly owned by CenterPoint Energy, see Note 11 to the consolidated financial statements.

CenterPoint Energy’s service territories as of December 31, 2018 are depicted below:

WA
MT
ND
MN
ME
VT
NH
OR
ID
SD
WI
MI
NY
MA
CT
RI
WY
IA
PA
NJ
NE
MD
DE
OH
NV
UT
CO
IN
WV
IL
VA
CA
KS
MO
KY
NC
TN
OK
SC
AR
AZ
NM
GA
AL
MS
LA
TX
FL

As of December 31, 2018, reportable segments by Registrant are as follows:

	Electric Transmission & Distribution	Natural Gas Distribution	Energy Services	Midstream Investments	Other Operations
CenterPoint Energy	X	X	X	X	X
Houston Electric	X
CERC		X	X		X

For a discussion of operating income by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Reportable Segment” in Item 7 of Part II of this report. For additional information about the segments, see Note 19 to the consolidated financial statements. From time to time, we consider the acquisition or the disposition of assets or businesses.

On February 1, 2019, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. For further discussion of the Merger and a description of Vectren’s businesses, see Note 4 to the consolidated financial statements.

Following the Merger, CenterPoint Energy’s simplified corporate structure as of February 1, 2019 is shown below:
The Registrants’ principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, we make available free of charge on our Internet website:

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

Electric Transmission & Distribution (CenterPoint Energy and Houston Electric)

Houston Electric is a transmission and distribution electric utility that operates wholly within the state of Texas and is a member of ERCOT. ERCOT serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market operates under the reliability standards developed by the NERC, approved by the FERC and monitored and enforced by the Texas RE. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. Houston Electric does not make direct retail or wholesale sales of electric energy or own or operate any electric generating facilities.

Houston Electric’s distribution service territory as of December 31, 2018 is depicted below:
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

Electric Distribution

In ERCOT, end users purchase their electricity directly from certificated REPs. Houston Electric’s distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity for REPs in its certificated service area by carrying lower-voltage power from the substation to the retail electric customer through distribution feeders. Houston Electric’s operations include construction and maintenance of distribution facilities, metering services, outage response services and call center operations. Houston Electric provides distribution services under tariffs approved by the PUCT. PUCT rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these existing services are established pursuant to rate proceedings conducted before municipalities that have original jurisdiction and the PUCT.

Bond Companies

Houston Electric has special purpose subsidiaries consisting of the Bond Companies, which it consolidates. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds, and conducting activities incidental thereto. The Securitization Bonds are repaid through charges imposed on customers in Houston Electric’s service territory.  For further discussion of the Securitization Bonds and the outstanding balances as of December 31, 2018 and 2017, see Note 14 to the consolidated financial statements.

Customers

Houston Electric serves nearly all of the Houston/Galveston metropolitan area. At December 31, 2018, Houston Electric’s customers consisted of approximately 65 REPs, which sell electricity to approximately 2.5 million metered customers in Houston

Electric’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside Houston Electric’s certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the PUCT. Houston Electric does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day. For information regarding Houston Electric’s major customers, see Note 19 to the consolidated financial statements. The table below reflects the number of metered customers in Houston Electric’s service area as of December 31, 2018:

	Residential	Commercial/ Industrial	Total Customers
Texas Gulf Coast	2,198,225	287,145	2,485,370

Utility Technology

Houston Electric’s Smart Grid is comprised of the AMS, IG, ADMS and private telecommunications network. Since 2009, Houston Electric has deployed fully operational advanced meters to virtually all of its approximately 2.5 million metered customers, automated 57 substations, installed 1,525 IG Switching Devices on more than 350 circuits, built a wireless radio frequency mesh telecommunications network across Houston Electric’s 5,000-square mile footprint, and enabled real-time grid monitoring and control, which leverages information from smart meters and field sensors to manage system events through the ADMS. The Smart Grid continues to improve electric distribution service reliability and restoration, enhance the consumer experience, support the growth of renewable energy and help the environment by reducing carbon emissions.

Competition

There are no other electric transmission and distribution utilities in Houston Electric’s service area. For another provider of transmission and distribution services to provide such services in Houston Electric’s territory, it would be required to obtain a certificate of convenience and necessity from the PUCT and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. Houston Electric is not aware of any other party intending to enter this business in its service area at this time. Distributed generation (i.e., power generation located at or near the point of consumption) could result in a reduction of demand for Houston Electric’s distribution services but has not been a significant factor to date.

Seasonality

Houston Electric’s revenues are primarily derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of that REP. Houston Electric’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months when more electricity is used for cooling purposes.

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

For information related to debt outstanding under the Mortgage and General Mortgage, see Note 14 to the consolidated financial statements.

Electric Lines - Transmission and Distribution. As of December 31, 2018, Houston Electric owned and operated the following electric transmission and distribution lines:

	Circuit Miles
Description	Overhead Lines	Underground Lines
Transmission lines - 69 kV	266	2
Transmission lines - 138 kV	2,207	24
Transmission lines - 345 kV	1,336	—
Total transmission lines	3,809	26
Distribution lines	29,094	25,255

Substations.  As of December 31, 2018, Houston Electric owned 235 major substation sites having a total installed rated transformer capacity of 68,338 megavolt amperes.

Service Centers.  As of December 31, 2018, Houston Electric operated 15 regional service centers located on a total of 332 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

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

Natural Gas Distribution (CenterPoint Energy and CERC)

CERC’s NGD engages in regulated intrastate natural gas sales to, and natural gas transportation and storage for, approximately 3.5 million residential, commercial, industrial and transportation customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by CERC’s NGD are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. CERC’s NGD also provides unregulated services in Minnesota consisting of residential appliance repair and maintenance services along with HVAC equipment sales.

CERC’s NGD’s service territory as of December 31, 2018 is depicted below:

Customers

In 2018, approximately 40% of CERC’s NGD’s total throughput was to residential customers and approximately 60% was to commercial and industrial and transportation customers. The table below reflects the number of CERC’s NGD customers by state as of December 31, 2018:

	Residential	Commercial/ Industrial	Total Customers
Arkansas	377,290	47,963	425,253
Louisiana	230,234	16,648	246,882
Minnesota	797,907	70,604	868,511
Mississippi	114,694	12,628	127,322
Oklahoma	88,685	10,783	99,468
Texas	1,637,467	101,407	1,738,874
Total NGD	3,246,277	260,033	3,506,310

Seasonality

The demand for natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal. In 2018, approximately 68% of CERC’s NGD’s total throughput occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Supply and Transportation.  In 2018, CERC’s NGD purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2018 included the following:

Supplier	Percent of Supply Volumes
Tenaska Marketing Ventures	18.5%
Macquarie Energy, LLC	13.1%
BP Energy Company/BP Canada Energy Marketing	10.3%
Sequent Energy Management, LP	7.6%
Kinder Morgan Tejas Pipeline/Kinder Morgan Texas Pipeline	5.6%
Mieco, Inc.	5.4%
Spire Marketing, Inc.	3.4%
United Energy Trading, LLC	3.1%
CIMA Energy, LTD	3.0%
Koch Energy Services, LLC	2.6%

Numerous other suppliers provided the remaining 27.4% of CERC’s NGD’s natural gas supply requirements. CERC’s NGD transports its natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one to fifteen years. CERC’s NGD anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

CERC’s NGD actively engages in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of its state regulatory authorities. These price stabilization activities include use of storage gas and contractually establishing structured prices (e.g., fixed price, costless collars and caps) with CERC’s NGD’s physical gas suppliers. Its gas supply plans generally call for 50–75% of winter supplies to be stabilized in some fashion.

The regulations of the states in which CERC’s NGD operates allow it to pass through changes in the cost of natural gas, including savings and costs of financial derivatives associated with the index-priced physical supply, to its customers under purchased gas adjustment provisions in its tariffs. Depending upon the jurisdiction, the purchased gas adjustment factors are updated periodically, ranging from monthly to semi-annually. The changes in the cost of gas billed to customers are subject to review by the applicable regulatory bodies.

CERC’s NGD uses various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. CERC’s NGD may also supplement contracted supplies and storage from time to time with stored LNG and propane-air plant production.

CERC’s NGD owns and operates an underground natural gas storage facility with a capacity of 7.0 Bcf. It has a working capacity of 2.0 Bcf available for use during the heating season and a maximum daily withdrawal rate of 50 MMcf. It also owns eight propane-air plants with a total production rate of 180,000 Dth per day and on-site storage facilities for 12 million gallons of propane (1.0 Bcf natural gas equivalent). It owns a LNG plant facility with a 12 million-gallon LNG storage tank (1.0 Bcf natural gas equivalent) and a production rate of 72,000 Dth per day.

On an ongoing basis, CERC’s NGD enters into contracts to provide sufficient supplies and pipeline capacity to meet its customer requirements. However, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.

CERC’s NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. In March 2018, CERC’s NGD’s third-party AMAs in Arkansas, Louisiana and Oklahoma expired, and CERC’s NGD entered into new AMAs with CES effective April 1, 2018 in these states. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, CERC’s NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. Generally, AMAs are contracts between CERC’s NGD and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CERC’s NGD agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CERC’s NGD and to use the released capacity for other purposes when it is not needed for CERC’s NGD. CERC’s NGD is compensated by the asset manager through payments made over the life of the AMAs. CERC’s NGD has an obligation to purchase its winter storage requirements that have been released to the asset manager under these AMAs.

Assets

As of December 31, 2018, CERC’s NGD owned approximately 76,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by CERC’s NGD, it owns the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CERC’s NGD receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

Competition

CERC’s NGD competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end users. In addition, as a result of federal regulations affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass CERC’s NGD’s facilities and market and sell and/or transport natural gas directly to commercial and industrial customers.

Energy Services (CenterPoint Energy and CERC)

CERC offers competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and its subsidiary, CEIP, collectively, Energy Services.
In 2018, CES marketed approximately 1,355 Bcf of natural gas (including approximately 33 Bcf to affiliates) and provided related energy services and transportation to approximately 30,000 customers in over 30 states. CES customers vary in size from small commercial customers to large utility companies. Not included in the 2018 customer count are approximately 65,000 natural gas customers that are served under residential and small commercial choice programs invoiced by their host utility.  These customers are not included in customer count so as not to distort the significant margin impact from the remaining customer base.

Energy Services’ service territory as of December 31, 2018 is depicted below:
In 2017, CES completed the acquisition of AEM, providing CES with a portfolio of industrial and large commercial customers complementary to CES’s existing customer base and strategically aligned storage and transportation assets. For further information related to this acquisition, see Note 4 to the consolidated financial statements.

CES offers a variety of natural gas management services to gas utilities, large industrial customers, electric generators, smaller commercial and industrial customers, municipalities, educational institutions, government facilities and hospitals. These services include load forecasting, supply acquisition, daily swing volume management, invoice consolidation, storage asset management, firm and interruptible transportation administration and forward price management. CES also offers a portfolio of physical delivery services designed to meet customers’ supply and risk management needs. These services include (1) through CEIP, permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies and (2) through MES, temporary delivery of LNG and CNG throughout the lower 48 states, utilizing a fleet of customized equipment to provide continuity of natural gas service when pipeline supply is not available.

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

As described above, CES offers its customers a variety of load following services. In providing these services, CES uses its customers’ purchase commitments to forecast and arrange its own supply purchases, storage and transportation services to serve customers’ natural gas requirements. As a result of the variance between this forecast activity and the actual monthly activity, CES will either have too much supply or too little supply relative to its customers’ purchase commitments. These supply imbalances arise each month as customers’ natural gas requirements are scheduled and corresponding natural gas supplies are nominated by CES for delivery to those customers. CES’s processes and risk control policy are designed to measure and value imbalances on a real-time basis to ensure that CES’s exposure to commodity price risk is kept to a minimum. The value assigned to these imbalances is calculated daily and is known as the aggregate VaR.

CenterPoint Energy’s and CERC’s risk control policy, which is overseen by CenterPoint Energy’s Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts, to support its sales. CES optimizes its use of these various tools to minimize its supply costs and does not engage in speculative commodity trading. CES currently operates within a VaR limit set by CenterPoint Energy’s Board of Directors, consistent with CES’ operational objective of matching its aggregate sales obligations (including the swing associated with load following services)

with its supply portfolio in a manner that minimizes its total cost of supply. Should CES exceed this VaR limit, management is required to notify CenterPoint Energy’s Board of Directors.

Assets

As of December 31, 2018, CEIP owned and operated over 200 miles of intrastate pipeline in Louisiana and Texas. In addition, CES leases transportation capacity on various interstate and intrastate pipelines and storage to service its shippers and end users.

Competition

CES competes with regional and national wholesale and retail gas marketers, including the marketing divisions of natural gas producers and utilities. In addition, CES competes with intrastate pipelines for customers and services in its market areas.

Midstream Investments (CenterPoint Energy)

CenterPoint Energy’s Midstream Investments reportable segment consists of its equity method investment in Enable. Enable is a publicly traded MLP, jointly controlled by CenterPoint Energy (indirectly through CNP Midstream) and OGE as of December 31, 2018.

On September 4, 2018, CERC completed the Internal Spin of its equity investment in Enable, consisting of Enable common units and its interests in Enable GP, to CenterPoint Energy. For further discussion of the Internal Spin, see Note 11 to the consolidated financial statements.

Enable. Enable owns, operates and develops midstream energy infrastructure assets strategically located to serve its customers. Enable’s assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. Enable’s gathering and processing segment primarily provides natural gas gathering and processing to its producer customers and crude oil, condensate and produced water gathering services to its producer and refiner customers. Enable’s transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to its producer, power plant, local distribution company and industrial end-user customers.

Enable’s Gathering and Processing segment. Enable owns and operates substantial natural gas and crude oil gathering and natural gas processing assets in five states. Enable’s gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins and crude oil gathering assets serving the Anadarko and Williston Basins. Enable provides a variety of services to the active producers in its operating areas, including gathering, compressing, treating, and processing natural gas, fractionating NGLs, and gathering crude oil and produced water. Enable serves shale and other unconventional plays in the basins in which it operates.

Enable’s gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. In the process of selling NGLs, Enable competes against other natural gas processors extracting and selling NGLs. Enable’s primary competitors are other midstream companies who are active in the regions where it operates. Enable’s management views the principal elements of competition for its gathering and processing systems as gathering rate, processing value, system reliability, fuel rate, system run time, construction cycle time and prices at the wellhead.

Enable’s Transportation and Storage segment. Enable owns and operates interstate and intrastate natural gas transportation and storage systems across nine states. Enable’s transportation and storage systems consist primarily of its interstate systems, its intrastate system and its investment in SESH. Enable’s transportation and storage assets transport natural gas from areas of production and interconnected pipelines to power plants, local distribution companies and industrial end users as well as interconnected pipelines for delivery to additional markets. Enable’s transportation and storage assets also provide facilities where natural gas can be stored by customers.

Enable’s interstate and intrastate pipelines compete with a variety of other interstate and intrastate pipelines across its operating areas in providing transportation and storage services, including several pipelines with which it interconnects. Enable’s management views the principal elements of competition among pipelines as rates, terms of service, flexibility and reliability of service.

For information related to CenterPoint Energy’s equity method investment in Enable, see Note 2(c) and Note 11 to the consolidated financial statements.

Other Operations (CenterPoint Energy and CERC)

CenterPoint Energy’s Other Operations reportable segment includes office buildings and other real estate used for business operations, home repair protection plans through a third party and other corporate support operations that support CenterPoint Energy’s business operations. CERC’s Other Operations reportable segment includes unallocated corporate costs and inter-segment eliminations.

Vectren Operations

Upon closing of the Merger on February 1, 2019, Vectren became a direct wholly-owned subsidiary of CenterPoint Energy. Vectren, through its wholly-owned subsidiary, VUHI, holds three public utilities, SIGECO, Indiana Gas and VEDO, which provide electric and natural gas utility services.  SIGECO provides energy delivery services to electric and natural gas customers located near Evansville in southwestern Indiana and is a transmission-owning member of MISO, a regional transmission organization. SIGECO also owns and operates 1,252 MWs of electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas provides energy delivery services to natural gas customers located in central and southern Indiana. VEDO provides energy delivery services to natural gas customers located near Dayton in west-central Ohio. Vectren’s utility service territory is depicted below:

 Vectren is also involved in non-utility activities in two primary business areas: Infrastructure Services and energy services, provided through ESG. Infrastructure Services provides underground pipeline construction and repair services. ESG’s energy services include providing energy performance contracting and sustainable infrastructure, such as renewables, distributed generation and combined heat and power projects.

For further discussion of the Merger, see Note 4 to the consolidated financial statements.

REGULATION

The Registrants are subject to regulation by various federal, state and local governmental agencies, including the regulations described below. The following discussion is based on regulation in the Registrants’ businesses and CenterPoint Energy’s investment in Enable as of December 31, 2018 and does not include Vectren-related regulation.

Federal Energy Regulatory Commission

The FERC has jurisdiction under the NGA and the NGPA, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions, to conduct audits and investigations, and to impose significant civil penalties (up to approximately $1.27 million per day per violation, subject to periodic adjustment to account for inflation) for statutory violations and violations of the FERC’s rules or orders. CenterPoint Energy’s and CERC’s Energy Services reportable segment markets natural gas in interstate commerce pursuant to blanket authority granted by the FERC.

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

As a public utility holding company, under the Public Utility Holding Company Act of 2005, CenterPoint Energy and its consolidated subsidiaries are subject to reporting and accounting requirements and are required to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances.

State and Local Regulation – Electric Transmission & Distribution (CenterPoint Energy and Houston Electric)

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

Houston Electric’s distribution rates charged to REPs for residential and small commercial customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of large commercial and industrial customers are primarily based on peak demand. All REPs in Houston Electric’s service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a distribution recovery mechanism for recovery of incremental distribution-invested capital above that which is already reflected in the base distribution rate, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an EECR charge, and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay Houston Electric the same rates and other charges for transmission services.

For a discussion of certain of Houston Electric’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

State and Local Regulation – Natural Gas Distribution (CenterPoint Energy and CERC)

In almost all communities in which CERC’s NGD provides natural gas distribution services, NGD operates under franchises, certificates or licenses obtained from state and local authorities. The original terms of the franchises, with various expiration dates, typically range from 10 to 30 years, although franchises in Arkansas are perpetual. NGD expects to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

Substantially all of NGD is subject to cost-of-service rate regulation by the relevant state public utility commissions and, in Texas, by the Railroad Commission and those municipalities served by NGD that have retained original jurisdiction. In certain of its jurisdictions, NGD has annual rate adjustment mechanisms that provide for changes in rates dependent upon certain changes in invested capital, earned returns on equity or actual margins realized.

For a discussion of certain of NGD’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Department of Transportation (CenterPoint Energy and CERC)
In December 2006, Congress enacted the 2006 Act, which reauthorized the programs adopted under the 2002 Act. These programs included several requirements related to ensuring pipeline safety, and a requirement to assess the integrity of pipeline transmission facilities in areas of high population concentration.

Pursuant to the 2006 Act, PHMSA, an agency of the DOT, issued regulations, effective February 12, 2010, requiring operators of gas distribution pipelines to develop and implement integrity management programs similar to those required for gas transmission pipelines, but tailored to reflect the differences in distribution pipelines. Operators of natural gas distribution systems were required to write and implement their integrity management programs by August 2, 2011. CenterPoint Energy’s and CERC’s natural gas distribution systems met this deadline.

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

CenterPoint Energy and CERC anticipate that compliance with PHMSA’s regulations, performance of the remediation activities by CenterPoint Energy’s and CERC’s natural gas distribution companies and intrastate pipelines and verification of records on maximum allowable operating pressure will continue to require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with the DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs incurred. Implementation of the 2011 and 2016 Acts by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact compliance costs. In addition, CenterPoint Energy and CERC may be subject to the DOT’s enforcement actions and penalties if they fail to comply with pipeline regulations.

Midstream Investments – Rate and Other Regulation (CenterPoint Energy)

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

Market Behavior Rules; Posting and Reporting Requirements

The EPAct of 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior as prescribed in FERC rules, which were subsequently issued in FERC Order No. 670. The EPAct of 2005 also amends the NGA and the NGPA to give the FERC authority to impose civil penalties for violations of these statutes and FERC’s regulations, rules, and orders, of up to approximately $1.27 million per day per violation, subject to periodic adjustment to account for inflation. Should Enable fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. In addition, the CFTC is directed under the CEA to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1.2 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. These maximum penalty levels are also subject to periodic adjustment to account for inflation.

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

Enable’s gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Enable’s gathering operations could also be subject to additional safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. CenterPoint Energy cannot predict what effect, if any, such changes might have on Enable’s operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Interstate Crude Oil Gathering Regulation

Enable’s crude oil gathering systems in the Williston Basin transport crude oil in interstate commerce pursuant to a public tariff in accordance with FERC regulatory requirements. Crude oil gathering pipelines that transport crude oil in interstate commerce may be regulated as common carriers by the FERC under the ICA, the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. The ICA and FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids, be just and reasonable and non-discriminatory or not conferring any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service.

Intrastate Crude Oil and Condensate Gathering Regulation

Enable’s crude oil and condensate gathering system in the Anadarko Basin is located in Oklahoma and is subject to limited regulation by the OCC. Crude oil and condensate gathering systems are common carriers under Oklahoma law and are prohibited from unjust or unlawful discrimination in favor of one customer over another. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. Enable’s crude oil and condensate gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

ENVIRONMENTAL MATTERS

The following discussion is based on environmental matters in the Registrants’ businesses as of December 31, 2018 and does not include Vectren-related environmental matters. The Registrants’ operations and the operations of Enable are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric transmission and distribution systems, and the facilities that support these systems, the Registrants must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact the Registrants’ business activities in many ways, including, but not limited to:

•	restricting the way the Registrants can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action and monitoring to mitigate environmental conditions caused by the Registrants’ operations or attributable to former operations;

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for the Registrants’ services by directly or indirectly affecting the use or price of natural gas.

To comply with these requirements, the Registrants may need to spend substantial amounts and devote other resources from time to time to, among other activities:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations;

•	modify, upgrade or replace existing and proposed equipment; and

•	decommission or remediate waste management areas, fuel storage facilities and other locations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and monitoring and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to assess, clean up and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and/or property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and monitoring, and actual future expenditures may be different from the amounts currently anticipated. The

Registrants try to anticipate future regulatory requirements that might be imposed and plan accordingly to maintain compliance with changing environmental laws and regulations.

Based on current regulatory requirements and interpretations, the Registrants do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on their business, financial position, results of operations or cash flows. In addition, the Registrants believe that their current environmental remediation activities will not materially interrupt or diminish their operational ability. The Registrants cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause them to incur significant costs. The following is a discussion of material current environmental and safety issues, laws and regulations that relate to the Registrants’ operations. The Registrants believe that they are in substantial compliance with these environmental laws and regulations.

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG on the state, federal, or international level. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. Houston Electric, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, CenterPoint Energy’s and Houston Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within Houston Electric’s service territory. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to beneficially affect CenterPoint Energy and CERC and their natural gas-related businesses.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

To the extent climate changes may occur and such climate changes result in warmer temperatures in the Registrants’ or Enable’s service territories, financial results from the Registrants’ and Enable’s businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s NGD could be adversely affected through lower natural gas sales and Enable’s natural gas gathering, processing and transportation and crude oil gathering businesses could experience lower revenues. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution through increased demand for electricity for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of the Registrants’ facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase costs to repair damaged facilities and restore service to customers. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs.  To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted.

Air Emissions

The Registrants’ operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions. The Registrants may be required to obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. The Registrants may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

The EPA has established new air emission control requirements for natural gas and NGLs production, processing and transportation activities. Under the NESHAPS, the EPA established the RICE MACT rule. Compressors and back up electrical generators used by CenterPoint Energy’s and CERC’s NGD, and back up electrical generators used by CenterPoint Energy and Houston Electric, are substantially compliant with these laws and regulations.

Water Discharges

The Registrants’ operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material into wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of petroleum or other pollutants from the Registrants’ pipelines or facilities could result in fines or penalties as well as significant remedial obligations.

Under the Obama administration, the EPA promulgated a set of rules that included a comprehensive regulatory overhaul of defining “waters of the United States” for the purposes of determining federal jurisdiction. As initially promulgated, these regulations would expand federal jurisdiction under the Clean Water Act and, therefore, have the potential to affect many aspects of the Registrants’ water-related regulatory compliance obligations. However, the new rules were challenged in court, and the U.S. Supreme Court has recently held that any challenge to the rules must be brought in the U.S. district courts rather than directly before the U.S. courts of appeals. As a result, the new definition of the “waters of the United States” is likely to be disputed in litigation for years to come. Additionally, the Trump administration has signaled its intent to repeal and replace the Obama-era rules. In accordance with this intent, the EPA promulgated a rule in early 2018 that postponed the effectiveness of the Obama-era rules until 2020. Thereafter, the EPA proposed a new set of rules that would narrow the Clean Water Act’s jurisdiction. Thus, the fate and content of the regulations defining “waters of the United States” is currently uncertain, and it is not clear when, and even if, they will be enacted. The potential impact of any new “waters of the United States” regulations on the Registrants’ business, liabilities, compliance obligations or profits and revenues is uncertain at this time.

Hazardous Waste

The Registrants’ operations generate wastes, including some hazardous wastes, that are subject to the federal RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste waters produced and other wastes associated with the exploration, development or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that would be subject to RCRA or comparable state law requirements.

Liability for Remediation

CERCLA, also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of “hazardous substances” into the environment. Classes of PRPs include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for the disposal of hazardous substances at offsite locations such as landfills. Although petroleum, as well as natural gas, is expressly excluded from CERCLA’s definition of a “hazardous substance,” in the course of the Registrants’ ordinary operations they do, from time to time, generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to recover the costs they incur from the responsible classes of persons. Under CERCLA, the Registrants could potentially be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for associated response and assessment costs, including for the costs of certain health studies.

Liability for Preexisting Conditions

For information about preexisting environmental matters, please see Note 16(d) to the consolidated financial statements.

EMPLOYEES

The following table sets forth the number of employees by Registrant and reportable segment as of December 31, 2018:

	Number of Employees			Number of Employees Represented by Collective Bargaining Groups
Reportable Segment	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Electric Transmission & Distribution	2,800	2,800	—	1,431	1,431	—
Natural Gas Distribution	3,298	—	3,298	1,200	—	1,200
Energy Services	302	—	302	—	—	—
Other Operations	1,577	—	—	127	—	—
Total	7,977	2,800	3,600	2,758	1,431	1,200

For information about the status of collective bargaining agreements, see Note 8(j) to the consolidated financial statements.

EXECUTIVE OFFICERS
(as of February 12, 2019)

Name	Age	Title
Milton Carroll	68	Executive Chairman
Scott M. Prochazka	52	President and Chief Executive Officer and Director
William D. Rogers	58	Executive Vice President and Chief Financial Officer
Tracy B. Bridge	60	Executive Vice President and President, Electric Division
Scott E. Doyle	47	Senior Vice President, Natural Gas Distribution
Joseph J. Vortherms	58	Senior Vice President, Energy Services
Dana C. O’Brien	51	Senior Vice President and General Counsel
Sue B. Ortenstone	62	Senior Vice President and Chief Human Resources Officer

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

Scott M. Prochazka has served as a Director and President and Chief Executive Officer of CenterPoint Energy since January 1, 2014. He previously served as Executive Vice President and Chief Operating Officer from July 2012 to December 2013; as Senior Vice President and Division President, Electric Operations from May 2011 through July 2012; as Division Senior Vice President, Electric Operations of Houston Electric from February 2009 to May 2011; as Division Senior Vice President, Regional Operations of CERC from February 2008 to February 2009; and as Division Vice President, Customer Service Operations, from October 2006 to February 2008. He currently serves on the Board of Directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP, and as the Chairman of the Board of Directors for each of Gridwise Alliance and Central Houston, Inc. Mr. Prochazka is also a board member of Edison Electric Institute, Electric Power Research Institute, American Gas Association, Greater Houston Partnership, United Way of Houston, Junior Achievement of South Texas and the Kinder Institute Advisory Board.

William D. Rogers has served as Executive Vice President and Chief Financial Officer of CenterPoint Energy since March 2015. He previously served as Executive Vice President, Finance and Accounting from February 2015 to March 2015. Prior to joining CenterPoint Energy, Mr. Rogers was Vice President and Treasurer of American Water Works Company, Inc., the largest publicly traded U.S. water and wastewater utility company, from October 2010 to January 2015. Mr. Rogers was also the Chief Financial Officer of NV Energy, Inc., an investor-owned utility headquartered in Las Vegas serving approximately 1.5 million electric and gas customers in Nevada and with annual revenues of approximately $3 billion, from February 2007 to February 2010. He has previously served as NV Energy’s vice president of finance, risk and tax, as well as corporate treasurer. Before joining NV Energy in June 2005, Mr. Rogers was a managing director in capital markets at Merrill Lynch and prior to that worked in a similar role at JPMorgan Chase in New York. He currently serves on the Boards of Directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP, the West Point Association of Graduates and Sheltering Arms of New York.

Tracy B. Bridge has served as Executive Vice President and President, Electric Division since February 2014. He previously served as Senior Vice President and Division President, Electric Operations from September 2012 to February 2014; as Senior Vice President and Division President, Gas Distribution Operations from May 2011 to September 2012; as Division Senior Vice President - Support Operations from February 2008 to May 2011; and as Division Vice President Regional Operations of CERC from January 2007 to February 2008. Mr. Bridge has more than 35 years of utility experience. He currently serves as the Chair of the Board of Directors of Rebuilding Together Houston.

Scott E. Doyle has served as Senior Vice President, Natural Gas Distribution since March 2017. With more than 20 years of utility experience, he previously served as Senior Vice President, Regulatory and Public Affairs from February 2014 to March 2017; as Division Vice President, Rates and Regulatory from April 2012 to February 2014; and as Division Vice President, Regional Operations from March 2010 to April 2012. Mr. Doyle currently serves on the boards of Goodwill Industries of Houston and the Southern Gas Association. He previously served on the boards of the Texas Gas Association and the Association of Electric Companies of Texas.

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

Dana C. O’Brien has served as Senior Vice President and General Counsel of CenterPoint Energy since May 2014. Additionally, she served as Corporate Secretary of the Company until October 2017. Before joining CenterPoint Energy, Ms. O’Brien was Chief Legal Officer and Chief Compliance Officer and a member of the executive board at CEVA Logistics, a Dutch-based logistics company, from August 2007 to April 2014.  She previously served as the general counsel at EGL, Inc. from October 2005 to July 2007 and Quanta Services, Inc. from January 2001 to October 2005. Ms. O’Brien was appointed as a director of Sterling Construction Company, Inc., a publicly traded company, effective January 1, 2019. She previously served as a member of the Boards of Directors of Ronald McDonald House Houston, Child Advocates, Inc. and the Association of Women Attorneys Foundation.

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

CenterPoint Energy is a holding company that conducts all of its business operations through subsidiaries, primarily Houston Electric, CERC and, as of February 1, 2019, Vectren through its operating subsidiaries. CenterPoint Energy also owns interests in Enable. The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this combined report on Form 10-K, summarizes the principal risk factors associated with the holding company, the businesses conducted by its subsidiaries, including Vectren, and its interests in Enable. However, additional risks and uncertainties either not presently known or not currently believed by management to be material may also adversely affect CenterPoint Energy’s businesses. Carefully consider each of the risks described below relating to Houston Electric and CERC, which, along with CenterPoint Energy (including Vectren for purposes of this Item 1A only), are collectively referred to as the Registrants. Unless the context indicates otherwise, where appropriate, information relating to a specific registrant has been segregated and labeled as such and specific references to Houston Electric and CERC in this section also pertain to CenterPoint Energy. In this combined report on Form 10-K, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its subsidiaries, which, as of February 1, 2019, includes Vectren and its subsidiaries.

Risk Factors Associated with Our Consolidated Financial Condition

CenterPoint Energy is a holding company with no operations or operating assets of its own. As a result, CenterPoint Energy depends on the performance of and distributions from its subsidiaries and from Enable to meet its payment obligations and to pay dividends on its common and preferred stock, and provisions of applicable law or contractual restrictions could limit the amount of those distributions.

CenterPoint Energy derives all of its operating income from, and holds all of its assets through, its subsidiaries, including its interests in Enable. As a result, CenterPoint Energy depends on distributions from its subsidiaries and Enable to meet its payment obligations and to pay dividends on its common and preferred stock. In general, CenterPoint Energy’s subsidiaries are separate and distinct legal entities and have no obligation to provide it with funds for its payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit CenterPoint Energy’s subsidiaries’ and Enable’s ability to make payments or other distributions to CenterPoint Energy, and its subsidiaries or Enable could agree to contractual restrictions on their ability to make distributions. Additionally, CenterPoint Energy’s results of operations, future growth and earnings and dividend goals will depend on the performance of its utility and non-utility (such as CES, Infrastructure Services and ESG) subsidiaries which contribute to a portion of its consolidated earnings and which may not perform at expected or forecasted levels or do not achieve the projected growth in these businesses as anticipated. CenterPoint Energy and CERC also offer home repair protection plans to natural gas customers in Texas (through a third-party provider) and provide home appliance maintenance and repair services to customers in Minnesota. For a discussion of risks that may impact the amount of cash distributions CenterPoint Energy receives with respect to its interests in Enable, please read “— Additional Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP — CenterPoint Energy’s cash flows will be adversely impacted if it receives less cash distributions from Enable than it currently expects.”

CenterPoint Energy’s right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if CenterPoint Energy were a creditor of any subsidiary, its rights as a creditor would be effectively subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by CenterPoint Energy.

If we are unable to arrange future financings on acceptable terms, our ability to finance our capital expenditures or refinance outstanding indebtedness could be limited.

Our businesses are capital intensive, and we rely on various sources to finance our capital expenditures. For example, we depend on (i) long-term debt, (ii) borrowings through our revolving credit facilities and, for CenterPoint Energy and CERC, commercial paper programs, (iii) distributions from CenterPoint Energy’s interests in Enable (CenterPoint Energy may also depend on the net proceeds from a sale of a portion of Enable common units it owns) and (iv) if market conditions permit, issuances of additional shares of common and/or preferred stock by CenterPoint Energy. We may also use such sources to refinance any outstanding indebtedness as it matures. As of December 31, 2018, CenterPoint Energy had $9.2 billion of outstanding indebtedness on a consolidated basis, which includes $1.4 billion of non-recourse Securitization Bonds. For information on maturities through 2023, see Note 14 to the consolidated financial statements. As of December 31, 2018, Vectren and its subsidiaries had outstanding $167 million of short-term debt and $2.2 billion of long-term debt, including current maturities. Our future financing activities may be significantly affected by, among other things:

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	volatility or fluctuations in distributions from Enable’s units or volatility in Enable’s unit price;

•	investor confidence in us and the markets in which we operate;

•	the future performance of our and Enable’s businesses;

•	integration of Vectren’s businesses into CenterPoint Energy;

•	maintenance of acceptable credit ratings;

•	market expectations regarding our future earnings and cash flows;

•	our ability to access capital markets on reasonable terms;

•	incremental collateral that may be required due to regulation of derivatives; and

•	provisions of relevant tax and securities laws.

As of December 31, 2018, Houston Electric had approximately $3.3 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. Additionally, as of December 31, 2018, Houston Electric had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, up to 70% of property additions or cash deposited with the trustee. As of December 31, 2018, approximately $4.3 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2018. However, Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. In January 2019, Houston Electric issued $700 million aggregate principal amount of general mortgage bonds. As of December 31, 2018, Indiana Electric had approximately $293 million aggregate principal amount of first mortgage bonds outstanding. Indiana Electric may issue additional bonds under its Mortgage Indenture up to 60% of currently unfunded property additions. As of December 31, 2018, approximately $1.0 billion of additional first mortgage bonds could be issued on this basis. However, under certain circumstances Indiana Electric is limited in its ability to issue additional bonds under the Mortgage Indenture due to a provision in its parent’s, VUHI, indentures.

The Registrants’ current credit ratings are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Matters — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. On January 28, 2019, in anticipation of the closing of the Merger, Moody’s downgraded the long-term credit ratings of CenterPoint Energy, including its issuer rating to Baa2 from Baa1, senior unsecured debt rating to Baa2 from Baa1, subordinated debt rating to Baa3 from Baa2 and preferred stock rating to Ba1 from Baa3 while affirming its Prime‐2 short-term rating for commercial paper and A1 senior secured revenue bonds. Moody’s also changed the rating outlook for CenterPoint Energy to stable from negative. On February 1, 2019, as a result of the closing of the Merger, S&P lowered its issuer credit rating on CenterPoint Energy to BBB+ from A-, and lowered the credit ratings for CenterPoint Energy’s senior unsecured and subordinated notes to BBB from BBB+ and the Series A Preferred Stock to BBB- from BBB. S&P also removed the CenterPoint Energy ratings from CreditWatch, where S&P had previously placed them with negative implications as a result of the announcement of the Merger in the second quarter of 2018 and changed its outlook to stable. S&P also lowered its issuer credit ratings on Houston Electric and CERC to BBB+ from A-. S&P affirmed the A credit rating on Houston Electric’s first mortgage bonds and general mortgage bonds and lowered the credit rating on CERC’s senior unsecured debt to BBB+ from A-. S&P also removed the Houston Electric and CERC ratings from CreditWatch, where S&P had previously placed them with negative implications as a result of the announcement of the Merger in the second quarter of 2018 and changed its outlook to stable. S&P also affirmed the A-2 short-term and commercial paper ratings for CenterPoint Energy and CERC. The Registrants note that these credit ratings are not recommendations to buy, sell or hold their securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of the Registrants’ credit ratings could have a material adverse impact on their ability to access capital on acceptable terms.

An impairment of goodwill, long-lived assets, including intangible assets, equity method investments and an impairment or fair value adjustment to CenterPoint Energy’s Enable Series A Preferred Unit investment could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States of America require CenterPoint Energy to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For investments CenterPoint Energy accounts for under the equity method, the impairment test considers whether the fair value of such investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. For example, if Enable’s common unit price, distributions or earnings were to decline, and that decline is deemed to be other than temporary, CenterPoint Energy could determine that it is unable to recover the carrying value of its equity investment in Enable. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. A sustained low Enable common unit price could result in CenterPoint Energy recording impairment charges in the future.

For investments CenterPoint Energy accounts for as investments without a readily determinable fair value, such as the Enable Series A Preferred Unit investment, the carrying value of the asset may be adjusted to fair value, resulting in a gain or loss in the period, if a transaction on an identical or similar investment in Enable is observed. Additionally, CenterPoint Energy considers qualitative impairment triggers, such as significant deterioration in earnings performance, significant decline in market condition and other factors that raise significant concerns about Enable’s ability to continue as a going concern, to determine if an impairment analysis should be performed on its investment.

Further, as a result of the Merger, CenterPoint Energy will have a significant amount of goodwill and other intangible assets on its consolidated financial statements that are subject to impairment based on future adverse changes to its business or prospects.

Should the annual impairment test or another periodic impairment test or an observable transaction, as described above, indicate the fair value of our assets is less than the carrying value, we would be required to take a non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. A non-cash impairment charge or fair value adjustment could materially adversely impact our results of operations and financial condition.

Changing demographics, poor investment performance of pension plan assets and other factors adversely affecting the calculation of pension liabilities could unfavorably impact our results of operations, liquidity and financial position.

CenterPoint Energy and its subsidiaries maintain qualified defined benefit pension plans covering certain of its employees. Costs associated with these plans are dependent upon a number of factors including the investment returns on plan assets, the level of interest rates used to calculate the funded status of the plan, contributions to the plan, and government regulations with respect to funding requirements and the calculation of plan liabilities. Funding requirements may increase and CenterPoint Energy may be required to make unplanned contributions in the event of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations, or government regulations that increase minimum funding requirements or the pension liability. In addition to affecting CenterPoint Energy’s funding requirements, each of these factors could adversely affect our results of operations, liquidity and financial position.

Vectren also contributes to several multi-employer pension plans for Infrastructure Services. If Infrastructure Services withdraws from these plans, CenterPoint Energy may be required to pay an amount based on the allocable share of the plans’ unfunded vested benefits, referred to as the withdrawal liability. This could adversely affect our results of operations, liquidity and financial position.

The costs of providing health care benefits to our employees and retirees may increase substantially and adversely affect our results of operations and financial condition.

We provide health care benefits to eligible employees and retirees through self-insured plans. In recent years, the costs of providing these benefits per beneficiary increased due to higher health care costs and higher levels of large individual health care claims and overall health care claims. We anticipate that such costs will continue to rise. Further, the effects of health care reform or any future legislative changes could also materially affect our health care benefit programs and costs. Any potential changes and resulting cost impacts, which are likely to be passed on to us, cannot be determined with certainty at this time. Our costs of providing these benefits could also increase materially in the future should there be a material reduction in the amount of the recovery of these costs through our rates or should significant delays develop in the timing of the recovery of such costs, which could adversely affect our results of operations and liquidity.

The use of derivative contracts in the normal course of business by the Registrants or Enable could result in financial losses that could negatively impact the Registrants’ results of operations and those of Enable.

The Registrants use derivative instruments, such as swaps, options, futures and forwards, to manage commodity, weather and financial market risks. Enable may also use such instruments from time to time to manage its commodity and financial market risks. The Registrants or Enable could recognize financial losses as a result of volatility in the market values or ineffectiveness of these contracts or should a counterparty fail to perform. Additionally, in the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

If CenterPoint Energy redeems the ZENS prior to their maturity in 2029, its ultimate tax liability and redemption payments would result in significant cash payments, which would adversely impact its cash flows. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows.

CenterPoint Energy has approximately $828 million principal amount of ZENS outstanding as of December 31, 2018. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. CenterPoint Energy may redeem all of the ZENS at any time at a redemption amount per ZENS equal to the higher of the contingent principal amount per ZENS ($93 million in the aggregate, or $6.57 per ZENS, as of December 31, 2018) or the sum of the current market value of the reference shares attributable to one ZENS at the time of redemption. In the event CenterPoint Energy redeems the ZENS, in addition to the redemption amount, it would be required to pay deferred taxes related to the ZENS. CenterPoint Energy’s ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year. If the ZENS had been redeemed on December 31, 2018, deferred taxes of approximately $438 million would have been payable in 2018, based on 2018 tax rates in effect. In addition, if all the shares of ZENS-Related Securities had been sold on December 31, 2018 to fund the aggregate redemption amount, capital gains taxes of approximately $90 million would have been payable in 2018. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows. This could happen if CenterPoint Energy’s creditworthiness were to drop or the market for the ZENS were to become illiquid, or for some other reason. While funds for the payment of cash upon exchange of ZENS could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources, ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically cease when ZENS are exchanged and ZENS-Related Securities shares are sold.

Dividend requirements associated with the Series A Preferred Stock and the Series B Preferred Stock that CenterPoint Energy issued to fund a portion of the Merger subject it to certain risks.

In August 2018, CenterPoint Energy issued 800,000 shares of Series A Preferred Stock. In October 2018, CenterPoint Energy issued 19,550,000 depositary shares, each representing a 1/20th interest in a share of CenterPoint Energy’s Series B Preferred Stock. Any future payments of cash dividends, and the amount of any cash dividends CenterPoint Energy pays, on the Series A Preferred Stock and the Series B Preferred Stock will depend on, among other things, its financial condition, capital requirements and results of operations and the ability of our subsidiaries and Enable to distribute cash to CenterPoint Energy, as well as other factors that CenterPoint Energy’s Board of Directors (or an authorized committee thereof) may consider relevant. Any failure to pay scheduled dividends on the Series A Preferred Stock and the Series B Preferred Stock when due would likely have a material adverse impact on the market price of the Series A Preferred Stock, the Series B Preferred Stock, Common Stock and CenterPoint Energy’s debt securities and would prohibit CenterPoint Energy, under the terms of the Series A Preferred Stock and Series B Preferred Stock, from paying cash dividends on or repurchasing shares of Common Stock (subject to limited exceptions) until such time as CenterPoint Energy has paid all accumulated and unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock.

The terms of the Series A Preferred Stock and the Series B Preferred Stock further provide that if dividends on any of the respective shares have not been declared and paid for the equivalent of three or more semi-annual or six or more quarterly dividend periods, whether or not for consecutive dividend periods, the holders of such shares, voting together as a single class with holders of any and all other series of CenterPoint Energy’s capital stock on parity with its Series A Preferred Stock or its Series B Preferred Stock (as to the payment of dividends and amounts payable on liquidation, dissolution or winding up of CenterPoint Energy’s affairs) upon which like voting rights have been conferred and are exercisable, will be entitled to vote for the election of a total of two additional members of CenterPoint Energy’s Board of Directors, subject to certain terms and limitations.

Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses (CenterPoint Energy and Houston Electric)

Rate regulation of Houston Electric’s and Indiana Electric’s businesses may delay or deny their ability to earn an expected return and fully recover their costs.

Houston Electric’s rates are regulated by certain municipalities and the PUCT and Indiana Electric’s rates are regulated by the IURC. Their rates are set in comprehensive base rate proceedings (i.e., general rate cases) based on an analysis of their invested capital, their expenses and other factors in a designated test year. Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of Houston Electric’s and Indiana Electric’s control. For Houston Electric, a general base rate proceeding is required 48 months from the date of the last general base rate change, unless the PUCT issues an order extending the deadline to file that general base rate proceeding. In connection with the PUCT’s review of the impacts of the TCJA, on February 13, 2018, Houston Electric and other likely parties to a future rate case announced a settlement that, among other things, requires Houston Electric to make a general rate case filing by April 30, 2019. There is no guarantee that current rates will continue or that the general rate case will result in rates that fully recover Houston Electric’s costs or enable it to earn a reasonable return on its invested capital.

The rates that Houston Electric and Indiana Electric are allowed to charge may not match their costs at any given time, a situation referred to as “regulatory lag.” For Houston Electric and Indiana Electric, though several interim rate adjustment mechanisms have been implemented to reduce the effects of regulatory lag, these adjustment mechanisms are subject to the applicable regulatory body’s approval and are subject to limitations that may reduce Houston Electric’s and Indiana Electric’s ability to adjust rates. For example, for Houston Electric, the DCRF mechanism adjusts an electric utility’s rates for increases in net distribution-invested capital (e.g., distribution plant and distribution-related intangible plant and communication equipment) since its last comprehensive base rate proceeding, but Houston Electric may only make a DCRF filing once per calendar year and not during a comprehensive base rate proceeding. The TCOS mechanism allows a transmission service provider to update its wholesale transmission rates to reflect changes in transmission-related invested capital, but is only available to Houston Electric twice per calendar year. However, neither of these mechanisms provides for recovery of operations and maintenance expenses.

Similarly, for Indiana Electric, the TDSIC rate mechanism allows electric utilities (that have an IURC-approved seven-year infrastructure improvement plan) to request incremental rate increases every six months to pay for the projects included in that plan, subject to IURC approval. However, the TDSIC allows the utility to recover 80% of the cost as they are incurred, with the remaining costs to be deferred as regulatory assets until the next base rate case, and rate increases are limited to no more than 2% of the utility’s total retail revenues from the prior year. Indiana Electric recovers transmission costs through a FERC-approved formula rate and reflects charges and costs associated with participation in MISO through the Reliability Cost and Revenue Adjustment and MISO Cost and Recovery Adjustment mechanisms, which are filed annually. With respect to the DSMA, electricity suppliers are required to submit energy efficiency plans to the IURC at least once every three years and may file under the DSMA mechanism annually to recover program and administrative costs, including lost revenues and financial incentives. The DSMA is subject to IURC approval.

Houston Electric and Indiana Electric can make no assurance that filings for such mechanisms will result in favorable adjustments to rates or in full cost recovery. Notwithstanding the application of the rate mechanisms discussed above, the regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking, as the case may be, and may not always be available or result in rates that will produce recovery of Houston Electric’s and Indiana Electric’s costs or enable them to earn an expected return. In addition, changes to the interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact Houston Electric’s and Indiana Electric’s ability to recover their costs in a timely manner. Additionally, inherent in the regulatory process is some level of risk that jurisdictional regulatory authorities may initiate investigations of the prudence of operating expenses incurred or capital investments made by Houston Electric or Indiana Electric and deny the full recovery of their cost of service in rates. To the extent the regulatory process does not allow Houston Electric and Indiana Electric to make a full and timely recovery of appropriate costs, their results of operations, financial condition and cash flows could be adversely affected.

Unlike Houston Electric, Indiana Electric must seek approval by the IURC for long-term financing authority. This authority allows Indiana Electric the flexibility to issue debt securities, among other financing arrangements. In the event that the IURC does not approve Indiana Electric’s financing authority, Indiana Electric may not be able to fully execute its financing plans and its financial condition, results of operations and cash flows could be adversely affected.

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

Houston Electric’s and Indiana Electric’s revenues and results of operations are seasonal.

A significant portion of Houston Electric’s revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Similarly, Indiana Electric’s revenues are derived from rates it charges its customers to provide electricity. Thus, Houston Electric’s and Indiana Electric’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage. Houston Electric’s revenues are generally higher during the warmer months. Unusually mild weather in the warmer months could diminish Houston Electric’s results of operations and harm its financial condition. Conversely, extreme warm weather conditions could increase Houston Electric’s results of operations in a manner that would not likely be annually recurring.

A significant portion of Indiana Electric’s sales are for space heating and cooling. Consequently, Indiana Electric’s results of operations may be adversely affected by warmer-than-normal heating season weather or colder-than-normal cooling season weather, while more extreme seasonal weather conditions could increase Indiana Electric’s results of operations in a manner that would not likely be annually recurring.

Houston Electric and Indiana Electric, as a member of ERCOT and MISO, respectively, could be subject to higher costs for improvements, as well as fines or other sanctions as a result of mandatory reliability standards.

Houston Electric and Indiana Electric are members of ERCOT and MISO, respectively, which serve the electric transmission needs of their applicable regions. As a result of their respective participation in ERCOT and MISO, Houston Electric and Indiana Electric do not have operational control over their transmission facilities and are subject to certain costs for improvements to these regional electric transmission systems. In addition, the FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT and Indiana Electric and other utilities within MISO, respectively. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE, a Texas non-profit corporation and for reliability in the portion of MISO that includes Indiana Electric to ReliabilityFirst Corporation, a Delaware non-profit corporation. Compliance with mandatory reliability standards may subject Houston Electric and Indiana Electric to higher operating costs and may result in increased capital expenditures. In addition, if Houston Electric or Indiana Electric were to be found to be in noncompliance with applicable mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties.

Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in such payments could adversely affect Houston Electric’s cash flows, financial condition and results of operations.

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity Houston Electric distributes to their customers. As of December 31, 2018, Houston Electric did business with approximately 65 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which Houston Electric can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and Houston Electric thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. A significant portion of Houston Electric’s billed receivables from REPs are from affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp. Houston Electric’s aggregate billed receivables balance from REPs as of December 31, 2018 was $207 million. Approximately 34% and 12% of this amount was owed by affiliates of NRG and Vistra Energy Corp., respectively. Any delay or default in payment by REPs could adversely affect Houston Electric’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments Houston Electric had received from such REP.

The AMS deployed throughout Houston Electric’s and Indiana Electric’s service territories may experience unexpected problems with respect to the timely receipt of accurate metering data.

Houston Electric and Indiana Electric have deployed an AMS throughout their service territories, which integrates equipment and computer software from various vendors to eliminate the need for physical meter readings to be taken at consumers’ premises, such as monthly readings for billing purposes and special readings for Houston Electric associated with a customer’s change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, changes in technology, cyber-security issues, loss of data and factors outside the control of Houston Electric and Indiana Electric, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse effect on Houston Electric’s or Indiana Electric’s results of operations, financial condition and cash flows.

Indiana Electric’s execution of its electric generation transition plan and its regulated power supply operations are subject to various risks, including timely recovery of capital investments, increased costs and facility outages or shutdowns.

As required by Indiana regulation, Indiana Electric filed its 2016 IRP with the IURC in December 2016. Indiana requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next 20-year period. While the IURC does not approve or reject the IRP, the process involves the issuance of a staff report that provides comments on the IRP, which was issued in November 2017. Indiana Electric has taken the comments provided in the report into consideration in its generation resource plans.

Consistent with the recommendations presented in Indiana Electric’s IRP and as a direct result of significant environmental investments required to comply with current regulations, Indiana Electric plans to retire a significant portion of its current generating fleet by the end of 2023. Indiana Electric’s electric generation transition plan will require recovery of new capital investments, as well as costs of retiring the current generation fleet, including decommissioning costs, costs of removal and any remaining unrecovered costs of retired assets. Currently, Indiana Electric relies on coal for substantially all of its generation capacity. In February 2018, Indiana Electric filed a petition seeking authorization from the IURC to construct a new 800-900 MW natural gas combined cycle generating facility to replace this capacity at an approximate cost of $900 million, which includes the cost of a new natural gas pipeline to serve the plant. Indiana Electric is requesting a certificate of public convenience and necessity authorizing construction timelines and costs of new generation resources, as well as necessary unit retrofits, to implement the generation transition plan. Also, Indiana Electric is seeking approval to defer some capital costs associated with the generation plan until its next base rate proceeding and may use rate recovery mechanisms to recover other portions of the cost. Indiana Electric expects an order from the IURC in the certificate of public convenience and necessity proceeding in the first half of 2019. Given the significance of the plan, there is inherent risk associated with the construction of new generation, including the ability to procure resources needed to build at a reasonable cost, scarcity of resources and labor, ability to appropriately estimate costs of new generation, the effects of potential construction delays and cost overruns and the ability to meet capacity requirements.

Additionally, Indiana Electric’s generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased purchase power costs. These operational risks can arise from circumstances such as facility shutdowns due to equipment failure or operator error; interruption of fuel supply or increased prices of fuel as contracts expire; disruptions in the delivery of electricity; inability to comply with regulatory or permit requirements; labor disputes; or natural disasters. Further, Indiana Electric’s coal supply is purchased largely from a single, unrelated party and, although the coal supply is under long-term contract, the loss of this supplier or transportation interruptions could adversely affect Indiana Electric’s results of operations, financial condition and cash flows.

Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses (CenterPoint Energy and CERC)

Rate regulation of NGD may delay or deny its ability to earn an expected return and fully recover its costs.

NGD’s rates are regulated by certain municipalities (in Texas only) and state commissions based on an analysis of NGD’s invested capital, expenses and other factors in a test year (often either fully or partially historic) in comprehensive base rate proceedings, subject to periodic review and adjustment. Each of these proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of NGD’s control. Thus, the rates that NGD is allowed to charge may not match its costs at any given time, resulting in what is referred to as “regulatory lag.”

Though several interim rate adjustment mechanisms have been approved by jurisdictional regulatory authorities and implemented by NGD to reduce the effects of regulatory lag, such adjustment mechanisms are subject to the applicable regulatory body’s approval and are subject to certain limitations that may reduce NGD’s ability to adjust its rates.

Arkansas allows public utilities to elect to have their rates regulated pursuant to a FRP, providing for a utility’s base rates to be adjusted once a year. In each of Louisiana, Mississippi and Oklahoma, NGD makes annual filings utilizing various formula rate mechanisms that adjust rates based on a comparison of authorized return to actual return to achieve the allowed return rates in those jurisdictions. Additionally, in Minnesota, the MPUC implemented a full revenue decoupling program, which separates approved revenues from the amount of natural gas used by its customers. Further, in Indiana, NGD may file a CSIA every six months to seek rate increases to recover certain federally mandated project costs (e.g., pipeline safety). The TDSIC (recovered through the CSIA), allows the utility to recover 80% of its project costs associated with an IURC-approved seven-year infrastructure improvement plan as they are incurred, with the remaining costs to be deferred until the next base rate case, and rate increases are limited to no more than 2% of the utility’s total retail revenues. In Ohio, the DRR is an annual mechanism that allows a utility to recover its investments in utility plant and operating expenses associated with replacing bare steel and cast-iron pipelines, as well as certain other infrastructure investments. The effectiveness of these filings and programs depends on the approval of the applicable state regulatory body.

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

Unlike CERC, Indiana Gas, SIGECO’s natural gas distribution business and VEDO must seek approval by the IURC and PUCO, as applicable, for long-term financing authority. This authority allows these utilities the flexibility to issue their debt securities, among other financing arrangements. In the event that the IURC or PUCO do not approve these utilities’ respective financing authorities, they may not be able to fully execute their financing plans and their respective financial conditions, results of operations and cash flows could be adversely affected.

Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for NGD’s customers.

NGD depends on third-party service providers to maintain an adequate supply of natural gas and for available storage and intrastate and interstate pipeline capacity to satisfy its customers’ needs, all of which are critical to system reliability. Substantially all of NGD’s natural gas supply is purchased from intrastate and interstate pipelines. If NGD is unable to secure an independent natural gas supply of its own or through its affiliates or if third-party service providers fail to timely deliver natural gas to meet NGD’s requirements, the resulting decrease in natural gas supply in NGD’s service territories could have a material adverse effect on its results of operations, cash flows and financial condition. Additionally, a significant disruption, whether through reduced intrastate and interstate pipeline transmission or storage capacity or other events affecting natural gas supply, including, but not limited to, operational failures, hurricanes, tornadoes, floods, acts of terrorism or cyber-attacks or changes in legislative or regulatory requirements, could also adversely affect NGD’s businesses. Further, to the extent that NGD’s natural gas requirements cannot be met through access to or continued use of existing natural gas infrastructure or if additional infrastructure, including onshore and offshore exploration and production facilities, gathering and processing systems and pipeline and storage capacity is not constructed at a rate that satisfies demand, then NGD’s operations could be negatively affected.

NGD and CES, including transportation and storage, whether through the use of AMAs or other arrangements, are subject to fluctuations in notional natural gas prices as well as geographic and seasonal natural gas price differentials, which could affect the ability of their suppliers and customers to meet their obligations or otherwise adversely affect their liquidity, results of operations and financial condition.

NGD and CES are subject to risk associated with changes in the notional price of natural gas as well as geographic and seasonal natural gas price differentials that impact our business, including transportation and storage, whether through the use of AMAs or other arrangements. Increases in natural gas prices might affect NGD’s and CES’s ability to collect balances due from their customers and, for NGD, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into tariff rates. In addition, a sustained period of high natural gas prices could (i) decrease demand for natural gas in the areas in which NGD and CES operate, thereby resulting in decreased sales and revenues and (ii) increase the risk that NGD’s and CES’s suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase working capital requirements by increasing the investment that must be made to maintain natural gas inventory levels. Additionally, a decrease in natural gas prices could increase the amount of collateral required under hedging arrangements. AMAs may be subject to regulatory approval, and such agreements may not be renewed or may be renewed with less favorable terms.

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

NGD’s and CES’s revenues and results of operations are seasonal.

NGD’s and CES’s revenues are primarily derived from natural gas sales. Thus, their revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months. Unusually mild weather in the winter months could diminish our results of operations and harm our financial condition. Conversely, extreme cold weather conditions could increase our results of operations in a manner that would not likely be annually recurring.

The states in which NGD provides regulated local natural gas distribution may, either through legislation or rules, adopt restrictions regarding organization, financing and affiliate transactions that could have significant adverse impacts on NGD’s ability to operate.

From time to time, proposals have been put forth in some of the states in which NGD does business to give state regulatory authorities increased jurisdiction and scrutiny over organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their affiliates that operate in those states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally, they may impose record-keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s credit rating.

These regulatory frameworks could have adverse effects on NGD’s ability to conduct its utility operations, to finance its business and to provide cost-effective utility service. In addition, if more than one state adopts restrictions on similar activities, it may be difficult for NGD and us to comply with competing regulatory requirements.

NGD and CES must compete with alternate energy sources, which could result in less natural gas marketed and have an adverse impact on our results of operations, financial condition and cash flows.

NGD and CES compete primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other natural gas distributors and marketers also compete directly with NGD and CES for natural gas sales to end users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass NGD’s facilities and market, sell and/or transport natural gas directly to commercial and industrial customers. Any reduction in the amount of natural gas marketed, sold or transported by NGD and CES as a result of competition may have an adverse impact on our results of operations, financial condition and cash flows.

Infrastructure Services’ and ESG’s operations could be adversely affected by a number of factors.

Infrastructure Services’ and ESG’s business results are dependent on a number of factors. The industries are competitive and many of the contracts are subject to a bidding process. Should Infrastructure Services and ESG be unsuccessful in bidding contracts (e.g., federal Indefinite Delivery/Indefinite Quantity contracts for ESG), results of operations could be impacted. Through competitive bidding, the volume of contracted work could vary significantly from year to year. Further, to the extent there are unanticipated cost increases in completion of the contracted work or issues arise where amounts due for work performed may not be collected, the profit margin realized on any single project could be reduced. Changes in legislation and regulations impacting the sectors in which the customers served by Infrastructure Services or ESG operate could adversely impact operating results.

Infrastructure Services enters into a variety of contracts, some of which are fixed price. Other risks that could adversely affect Infrastructure Services include, but are not limited to: failure to properly construct pipeline infrastructure; loss of significant customers or a significant decline in related customer revenues; cancellation of projects by customers and/or reductions in the scope of the projects; changes in the timing of projects; the inability to obtain materials and equipment required to perform services from suppliers and manufacturers; and changes in the market prices of oil and natural gas and state regulatory requirements that mandate pipeline replacement programs that would affect the demand for infrastructure construction and/or the project margin realized on projects. For ESG, other risks include, but are not limited to: discontinuation of the federal ESPC and UESC programs; the inability of customers to finance projects; risks associated with projects owned or operated; failure to appropriately design, construct or operate projects; and cancellation of projects by customers and/or reductions in the scope of the projects.

In addition, Vectren’s non-utility businesses have supported its utilities pursuant to service contracts by providing infrastructure services. In most instances, Vectren’s ability to maintain these service contracts depends upon regulatory discretion, and there can be no assurance it will be able to obtain future service contracts, or that existing arrangements will not be revisited.

ESG’s business has performance and warranty obligations, some of which are guaranteed by Vectren.

In the normal course of business, ESG issues performance bonds and other forms of assurance that commit it to operate facilities, pay vendors or subcontractors and support warranty obligations. Vectren, as the parent company, will from time to time guarantee its subsidiaries’ commitments. These guaranties do not represent incremental consolidated obligations; rather, they represent parental guaranties of subsidiary obligations to allow the subsidiary the flexibility to conduct business without posting other forms of collateral. Vectren has not been called upon to satisfy any obligations pursuant to these parental guaranties. As a result of the closing of the Merger, these guaranties would ultimately become obligations of CenterPoint Energy or its subsidiaries.

Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP (CenterPoint Energy)

CenterPoint Energy holds a substantial limited partner interest in Enable (54.0% of the outstanding common units representing limited partner interests in Enable as of December 31, 2018), as well as 50% of the management rights in Enable GP and a 40% interest in the incentive distribution rights held by Enable GP. As of December 31, 2018, CenterPoint Energy owned an aggregate of 14,520,000 Enable Series A Preferred Units representing limited partner interests in Enable. Accordingly, CenterPoint Energy’s future earnings, results of operations, cash flows and financial condition will be affected by the performance of Enable, the amount of cash distributions it receives from Enable and the value of its interests in Enable. Factors that may have a material impact on Enable’s performance and cash distributions, and, hence, the value of CenterPoint Energy’s interests in Enable, include the risk factors outlined below, as well as the risks described elsewhere under “Risk Factors” that are applicable to Enable.

CenterPoint Energy’s cash flows will be adversely impacted if it receives less cash distributions from Enable than it currently expects or if it reduces its ownership in Enable.

Both CenterPoint Energy and OGE hold their limited partner interests in Enable in the form of common units. CenterPoint Energy also holds Enable Series A Preferred Units. For the Enable Series A Preferred Units, Enable is expected to pay $0.625 per Enable Series A Preferred Unit, or $2.50 per Enable Series A Preferred Unit on an annualized basis. However, distributions on each Enable Series A Preferred Unit are not mandatory and are non-cumulative in the event distributions are not declared on the Enable Series A Preferred Units. Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit on an annualized basis, on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to Enable GP and its affiliates (referred to as “available cash”). Enable may not have sufficient available cash each quarter to enable it (i) to pay distributions on the Enable Series A Preferred Units or (ii) maintain or increase the distributions on its common units. Additionally, distributions on the Enable Series A Preferred Units reduce the amount of available cash Enable has to pay distributions on its common units. The amount of cash Enable can distribute on its common units and the Enable Series A Preferred Units will principally depend upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees and gross margins it realizes with respect to the volume of natural gas, NGLs and crude oil that it handles;

•	the prices of, levels of production of, and demand for natural gas, NGLs and crude oil;

•	the volume of natural gas, NGLs and crude oil it gathers, compresses, treats, dehydrates, processes, fractionates, transports and stores;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other companies offering midstream services;

•	adverse effects of governmental and environmental regulation;

•	the level of its operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash Enable will have available for distribution will depend on other factors, including:

•	the level and timing of its capital expenditures;

•	the cost of acquisitions;

•	its debt service requirements and other liabilities;

•	fluctuations in its working capital needs;

•	its ability to borrow funds and access capital markets;

•	restrictions contained in its debt agreements;

•	the amount of cash reserves established by Enable GP;

•	distributions paid on the Enable Series A Preferred Units;

•	any impact on cash levels should any sale of CenterPoint Energy’s investment in Enable occur, as discussed further below; and

•	other business risks affecting its cash levels.

Additionally, CenterPoint Energy may also reduce its ownership in Enable over time through sales in the public equity markets, or otherwise, of the Enable common units it holds, subject to market conditions. CenterPoint Energy’s ability to execute any sale of Enable common units is subject to a number of uncertainties, including the timing, pricing and terms of any such sale. Any sales of Enable common units CenterPoint Energy owns could have an adverse impact on the price of Enable common units or on any trading market for Enable common units. Further, CenterPoint Energy’s sales of Enable common units may have an adverse impact on Enable’s ability to issue equity on satisfactory terms, or at all, which may limit its ability to expand operations or make future acquisitions. Any reduction in CenterPoint Energy’s interest in Enable would result in decreased distributions from Enable and decrease income, which may adversely impact CenterPoint Energy’s ability to meet its payment obligations and pay dividends on its Common Stock. Further, any sales of Enable common units would result in a significant amount of taxes due. There can be no assurances that any sale of Enable common units in the public equity markets or otherwise will be completed. Any sale of Enable common units in the public equity markets or otherwise may involve significant costs and expenses, including, in connection with any public offering, a significant underwriting discount. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from any completed sale or reduction in its investment in Enable. Furthermore, under certain circumstances, including following certain changes in the methodology employed by ratings agencies whereby the Enable Series A Preferred Units are no longer eligible for the same or a higher amount of “equity credit” attributed to the Enable Series A Preferred Units on their original issue date (referred to as a “rating event”), Enable has the option to redeem the Enable Series A Preferred Units. There can be no assurances that CenterPoint Energy will be able to reinvest any proceeds from such redemption in a manner that provides for a similar rate of return as the Enable Series A Preferred Units.

The amount of cash Enable has available for distribution to CenterPoint Energy on its common units and the Enable Series A Preferred Units depends primarily on its cash flow rather than on its profitability, which may prevent Enable from making distributions, even during periods in which Enable records net income.

The amount of cash Enable has available for distribution on its common units and the Enable Series A Preferred Units, depends primarily upon its cash flows and not solely on profitability, which will be affected by non-cash items. As a result, Enable may make cash distributions during periods when it records losses for financial accounting purposes and may not make cash distributions during periods when it records net earnings for financial accounting purposes.

Enable is required to, or may at its option, redeem the Enable Series A Preferred Units in certain circumstances, and Enable may not have sufficient funds to redeem the Enable Series A Preferred Units if required to do so.

As a holder of the Enable Series A Preferred Units, CenterPoint Energy may request that Enable list those units for trading on the NYSE. If Enable is unable to list the Enable Series A Preferred Units in certain circumstances, it will be required to redeem the Enable Series A Preferred Units. There can be no assurance that Enable would have sufficient financial resources available to satisfy its obligation to redeem the Enable Series A Preferred Units. In addition, mandatory redemption of the Enable Series A Preferred Units could have a material adverse effect on Enable’s business, financial position, results of operations and ability to make quarterly cash distributions to its unitholders.

Additionally, Enable may redeem the Enable Series A Preferred Units under certain circumstances, including following a rating event. Upon a rating event, the Enable Series A Preferred Units may be considered by Enable to be an expensive form of indebtedness. If Enable does not have sufficient funds to exercise its option to redeem the Enable Series A Preferred Units upon a rating event, then such inability could have a material adverse effect on Enable’s business, financial position, results of operations and ability to make quarterly cash distributions to its unitholders.

CenterPoint Energy is not able to exercise control over Enable, which entails certain risks.

Enable is controlled jointly by CenterPoint Energy and OGE, who each own 50% of the management rights in Enable GP. The board of directors of Enable GP is composed of an equal number of directors appointed by OGE and by CenterPoint Energy, the president and chief executive officer of Enable GP and three directors who are independent as defined under the independence standards established by the NYSE. Accordingly, CenterPoint Energy is not able to exercise control over Enable.

Although CenterPoint Energy jointly controls Enable with OGE, CenterPoint Energy may have conflicts of interest with Enable that could subject it to claims that CenterPoint Energy has breached its fiduciary duty to Enable and its unitholders.

CenterPoint Energy and OGE each own 50% of the management rights in Enable GP, as well as limited partner interests in Enable, and interests in the incentive distribution rights held by Enable GP. CenterPoint Energy also holds Enable Series A Preferred Units. Conflicts of interest may arise between CenterPoint Energy and Enable and its unitholders. CenterPoint Energy’s joint control of Enable GP may increase the possibility of claims of breach of fiduciary or contractual duties including claims of conflicts of interest related to Enable. In resolving these conflicts, CenterPoint Energy may favor its own interests and the interests of its affiliates over the interests of Enable and its unitholders as long as the resolution does not conflict with Enable’s partnership agreement. These circumstances could subject CenterPoint Energy to claims that, in favoring its own interests and those of its affiliates, CenterPoint Energy breached a fiduciary or contractual duty to Enable or its unitholders.

Enable is subject to various operational risks, all of which could affect Enable’s ability to make cash distributions to CenterPoint Energy.

The execution of Enable’s businesses is subject to a number of operational risks, which include, but are not limited to, the following:

•
Contract Renewal: Enable’s contracts are subject to renewal risks. To the extent Enable is unable to renew or replace its expiring contracts on terms that are favorable, if at all, or successfully manage its overall contract mix over time, its financial position, results of operations and ability to make cash distributions could be adversely affected;

•
Customers: Enable depends on a small number of customers for a significant portion of its gathering and processing revenues and its transportation and storage revenues. The loss of, or reduction in volumes from, these customers or the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could result in a decline in sales of its gathering and processing or transportation and storage services and adversely affect Enable’s financial position, results of operations and ability to make cash distributions;

•
Third-Party Drilling and Production Decisions: Enable’s businesses are dependent, in part, on the natural gas and crude oil drilling and production market conditions and decisions of others, over which Enable has no control. Further, sustained reductions in exploration or production activity in Enable’s areas of operation and fluctuations in energy prices could lead to further reductions in the utilization of Enable’s systems, which could adversely affect its financial position, results of operations and ability to make cash distributions. It may also become more difficult to maintain or increase the current volumes on Enable’s gathering systems and in its processing plants, as several of the formations in the unconventional resource plays in which it operates generally have higher initial production rates and steeper production decline curves than wells in more conventional basins. Should Enable determine that the economics of its gathering assets do not justify the capital expenditures needed to grow or maintain volumes associated therewith, Enable may reduce such capital expenditures, which could cause revenues associated with these assets to decline over time;

•
Competition: Enable competes with similar enterprises, some of which include large energy companies with greater financial resources and access to natural gas, NGL and crude oil supplies, in its respective areas of operation, primarily through rates, terms of service and flexibility and reliability of service. Increased competitive pressure in Enable’s industry, which is already highly competitive, could adversely affect Enable’s financial position, results of operations and ability to make cash distributions;

•
Cost Recovery of Capital Improvements: Enable may not be able to recover the costs of its substantial planned investment in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than it anticipates. In Enable’s Form 10-K for the fiscal year ended December 31, 2018, Enable stated that it expects that its expansion capital could range from approximately $325 million to $425 million and its maintenance capital could range from approximately $105 million to $125 million for the year ending December 31, 2019;

•
Commodity Prices: Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect Enable’s financial position, results of operations and ability to make cash distributions. Factors affecting prices are beyond Enable’s control and include the following: (i) demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, (ii) the availability of imported natural gas, LNG, NGLs and crude oil, (iii) actions taken by foreign natural gas and oil producing nations, (iv) the availability of local, intrastate and interstate transportation systems, (v) the availability and marketing of competitive fuels, (vi) the impact of energy conservation efforts, technological advances affecting energy consumption and (vii) the extent of governmental regulation and taxation. Further, Enable’s natural gas processing arrangements expose it to commodity price fluctuations. In 2018, 6%, 27% and 67% of Enable’s processing plant inlet volumes consisted of keep-whole arrangements, percent-of-proceeds or percent-of-liquids and fee-based, respectively. If the price at which Enable sells natural gas or NGLs is less than the cost at which Enable purchases natural gas or NGLs under these arrangements, then Enable’s financial position, results of operations and ability to make cash distributions could be adversely affected;

•
Credit Risk of Customers: Enable is exposed to credit risks of its customers, and any material nonpayment or nonperformance by its customers, whether through severe financial problems or otherwise, could adversely affect its financial position, results of operations and ability to make cash distributions;

•
“Negotiated Rate” Contracts: Enable provides certain transportation and storage services under fixed-price “negotiated rate” contracts, which are authorized by the FERC, that are not subject to adjustment, even if its cost to perform these services exceeds the revenues received from these contracts. As of December 31, 2018, approximately 44% of Enable’s aggregate contracted firm transportation capacity on EGT and MRT and 45% of its aggregate contracted firm storage capacity on EGT and MRT, was subscribed under such “negotiated rate” contracts. As a result, Enable’s costs could exceed its revenues received under these contracts, and if Enable’s costs increase and it is not able to recover any shortfall of revenue associated with its negotiated rate contracts, the cash flow realized by its systems could decrease and, therefore, the cash Enable has available for distribution could also decrease;

•
Unavailability of Interconnected Facilities: If third-party pipelines and other facilities interconnected to Enable’s gathering, processing or transportation facilities (including those providing transportation of natural gas and crude oil, transportation and fractionation of NGLs and electricity for compression, among others) become partially or fully unavailable for any reason, Enable’s financial position, results of operations and ability to make cash distributions could be adversely affected; and

•
Land Ownership: Enable does not own all of the land on which its pipelines and facilities are located, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate, which could disrupt its operations or result in increased costs related to the construction and continuing operations elsewhere and adversely affect its financial position, results of operations and ability to make cash distributions.

Enable conducts a portion of its operations through joint ventures, which subject it to additional risks that could adversely affect the success of these operations and Enable’s financial position, results of operations and ability to make cash distributions.

Enable conducts a portion of its operations through joint ventures with third parties, including Enbridge Inc., DCP Midstream, LP, CVR Refining, LP, Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering LLC. Enable may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture.

Enable’s joint venture arrangements may involve risks not otherwise present when operating assets directly, including, for example:

•	Enable shares certain approval rights over major decisions and may not be able to control decisions, including control of cash distributions to Enable from the joint venture;

•
Enable may incur liabilities as a result of an action taken by its joint venture partners, including leaving Enable liable for the other joint venture partners’ shares of joint venture liabilities if those partners do not pay their share of the joint venture’s obligations;

•	Enable may be required to devote significant management time to the requirements of and matters relating to the joint ventures;

•	Enable’s insurance policies may not fully cover loss or damage incurred by both Enable and its joint venture partners in certain circumstances;

•	Enable’s joint venture partners may take actions contrary to its instructions or requests or contrary to its policies or objectives; and

•	disputes between Enable and its joint venture partners may result in delays, litigation or operational impasses.

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

Under certain circumstances, Enbridge Inc. could have the right to purchase Enable’s ownership interest in SESH at fair market value.

Enable owns a 50% ownership interest in SESH. The remaining 50% ownership interest is held by Enbridge Inc. CenterPoint Energy owns 54.0% of Enable’s common units, 100% of the Enable Series A Preferred Units and a 40% economic interest in Enable GP. Pursuant to the terms of the limited liability company agreement of SESH, as amended, if, at any time, CenterPoint Energy has a right to receive less than 50% of Enable’s distributions through its interests in Enable and Enable GP, or do not have the ability to exercise certain control rights, Enbridge Inc. could have the right to purchase Enable’s interest in SESH at fair market value, subject to certain exceptions.

Enable’s ability to grow is dependent in part on its ability to access external financing sources on acceptable terms.

Enable expects that it will distribute all of its “available cash” to its unitholders. As a result, Enable is expected to rely significantly upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent Enable is unable to finance growth externally or through internally generated cash flows, Enable’s cash distribution policy may significantly impair its ability to grow. In addition, because Enable is expected to distribute all of its available cash, its growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations.

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

Enable depends, in part, on access to the capital markets and other external financing sources to fund its expansion capital expenditures, although it has also increasingly relied on cash flow generated from operations. Historically, unit prices of midstream master limited partnerships have experienced periods of volatility. In addition, because Enable’s common units are yield-based securities, rising market interest rates could impact the relative attractiveness of its common units to investors. As a result of capital market volatility, Enable may be unable to issue equity or debt on satisfactory terms, or at all, which may limit its ability to expand its operations or make future acquisitions.

Enable’s debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2018, Enable had approximately $2.9 billion of long-term debt outstanding, excluding the premiums, discounts and unamortized debt expense on their senior notes, $649 million outstanding under its commercial paper program and $500 million outstanding of its 2.40% senior notes dues 2019, excluding unamortized debt expense. Enable has a $1.75 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, with approximately $250 million in borrowings outstanding and $848 million remaining available as of February 1, 2019. Enable has the ability to incur additional debt, subject to limitations in its credit facilities. The levels of Enable’s debt could have important consequences, including the following:

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

Further, any reductions in Enable’s credit ratings could increase its financing costs and the cost of maintaining certain contractual relationships. Enable cannot assure that its credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances warrant. If any of Enable’s credit ratings are below investment grade, it may have higher future borrowing costs, and Enable or its subsidiaries may be required to post cash collateral or letters of credit under certain contractual agreements. If cash collateral requirements were to occur at a time when Enable was experiencing significant working capital requirements or otherwise lacked liquidity, its financial position, results of operations and ability to make cash distributions could be adversely affected.

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

Enable’s businesses are exposed to various regulatory risks.

Enable’s operations are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect Enable’s financial position, results of operations and ability to make cash distributions. This regulation includes, but is not limited to, the following:

•
Rate Regulation: The rates charged by several of Enable’s pipeline systems, including for interstate gas transportation service provided by its intrastate pipelines, are regulated by the FERC. Enable’s pipeline operations that are not regulated by the FERC may be subject to state and local regulation applicable to intrastate natural gas transportation services and crude oil gathering services. The FERC and state regulatory agencies also regulate other terms and conditions of the services Enable may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower its tariff rates or deny any rate increase or other material changes to the types, or terms and conditions, of service Enable might propose or offer, the profitability of Enable’s pipeline businesses could suffer.

•
FERC Revised Policy Statement and NOPR: In a series of related issuances on March 15, 2018, the FERC issued a Revised Policy Statement stating that it will no longer permit pipelines organized as MLPs to recover an income tax allowance in their cost-of-service rates. On July 18, 2018, FERC issued a Final Rule adopting procedures that are generally the same as proposed in a March 15, 2018 NOPR implementing the Revised Policy Statement and the corporate income tax rate reduction with certain clarifications and modifications. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference. If FERC requires Enable to establish new tariff rates for either its natural gas or crude oil pipelines that reflect a lower federal corporate income tax rate, it is possible the rates would be reduced, which could adversely affect Enable’s financial position, results of operations and ability to make cash distributions to its unitholders. With regard to FERC-jurisdictional rates on Enable’s crude oil pipelines, the FERC plans to address the Revised Policy Statement and corporate tax rate reduction in its next five-year review of the oil pipeline rate index, which will occur in 2020 and become effective July 1, 2021. The potential rate impacts from the revision are currently uncertain.

•
Permits, Licenses and Approvals: Enable may be unable to obtain or renew federal or state permits, licenses or approvals necessary for its operations, which could inhibit its ability to do business. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of Enable’s compliance status may result in the imposition of fines, penalties and injunctive relief. Further, to obtain new permits or renew permits and other approvals in the future, Enable may be required to prepare and present data to governmental authorities pertaining to potential adverse impact of a proposed project. Compliance with these regulatory requirements may be expensive and may significantly lengthen the time required to prepare applications and to receive authorizations and consequently could disrupt Enable’s project construction schedules;

•
Hydraulic Fracturing Regulation: Increased regulation of hydraulic fracturing and waste water injection wells could result in reductions or delays in natural gas or crude oil production by Enable’s customers, which could adversely affect its financial position, results of operations and ability to make cash distributions; and

•
Jurisdictional Characterization of Assets: Enable’s natural gas gathering and intrastate transportation systems are generally exempt from the jurisdiction of the FERC under the NGA, and its crude oil gathering system in the Anadarko Basin is generally exempt from the jurisdiction of the FERC under ICA. FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. Natural gas gathering and intrastate crude oil gathering may receive greater regulatory scrutiny at the state level; therefore, Enable’s operations could be adversely affected should they become subject to the application of state regulation of rates and services. A change in the jurisdictional characterization of some of Enable’s assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its revenues to decline and operating expenses to increase.

Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP

The success of the Merger depends, in part, on CenterPoint Energy’s ability to realize anticipated benefits and conduct an effective integration process.

The success of the Merger will depend, in part, on CenterPoint Energy’s ability to realize the expected benefits in the anticipated timeframe, including operating efficiencies, growth opportunities, cost savings and customer retention, from integrating CenterPoint Energy’s and Vectren’s businesses, while at the same time continuing to provide consistent, high quality services. The integration process could be complex, costly and time consuming, including the diversion of significant management time and resources thereto, and may result in the following challenges, among others:

•	unanticipated delays, disruptions, issues or costs in integrating operations, financial and accounting, information technology, communications and other systems;

•	potential inconsistencies in procedures, practices, policies, controls, and standards;

•	possible differences in compensation arrangements, management perspectives and corporate culture; and

•	loss of or difficulties retaining talented employees or valuable third-party relationships.

CenterPoint Energy must also successfully integrate its systems of internal controls to accurately provide reliable financial reports, including reporting of its financial condition, results of operations or cash flows, effectively prevent fraud and operate successfully as a public company. If CenterPoint Energy’s efforts to integrate and maintain an effective system of internal controls are not successful, it is unable to maintain adequate controls over its financial reporting and processes in the future or it is unable to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002, CenterPoint Energy’s operating results could be harmed or it may fail to meet its reporting obligations. Ineffective internal controls also could cause investors to lose confidence in CenterPoint Energy’s reported financial information, which would likely have a negative effect on the trading prices of its securities.

Even with the successful integration of the businesses, CenterPoint Energy may not achieve the expected results or economic benefits, including any expected revenue or synergy opportunities. Failure to fully realize the anticipated benefits could adversely affect CenterPoint Energy’s results of operations, financial condition and cash flows and have a negative effect on the trading prices of its securities.

Cyber-attacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our or Enable’s reputation, results of operations, financial condition and/or cash flows.

We and Enable are subject to cyber and physical security risks related to adversaries attacking information technology systems, network infrastructure, technology and facilities used to conduct almost all of our and Enable’s business, which includes, among other things, (i) managing operations and other business processes and (ii) protecting sensitive information maintained in the normal course of business. For example, the operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities but also on communications among the various components of our system. This reliance on information and communication between and among those components has increased since deployment of smart meters and the intelligent grid. Further, certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a cyber-attack or unauthorized access in any one of these systems could potentially impact the other systems.

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

As domestic and global cyber threats are on-going and increasing in sophistication, magnitude and frequency, our and Enable’s critical energy infrastructure may be targets of terrorist activities or otherwise that could disrupt our respective business operations. Any such disruptions could result in significant costs to repair damaged facilities and implement increased security measures, which could have a material adverse effect on either our or Enable’s results of operations, financial condition and/or cash flows.

Failure to maintain the security of personally identifiable information could adversely affect us.

In connection with our business we and our vendors, suppliers and contractors collect and retain personally identifiable information (e.g., information of our customers, shareholders, suppliers and employees), and there is an expectation that we and such third parties will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including recent California legislation, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. A significant theft, loss or fraudulent use of the personally identifiable information we maintain or failure of our vendors, suppliers and contractors to use or maintain such data in accordance with contractual provisions could adversely impact our reputation and could result in significant costs, fines, litigation. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

We are subject to operational and financial risks and liabilities arising from environmental laws and regulations.

Our operations and the operations of Enable are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric generating facilities and electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we manage hazardous and non-hazardous wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action and monitoring to mitigate environmental conditions caused by our operations, or attributable to former operations;

•
limiting airborne emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2), nitrogen oxides (NOx) and mercury, and the disposal non-hazardous substances such as coal combustion residuals, among others;

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for our services by directly or indirectly affecting the use or price of natural gas.

To comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	decommission or remediate waste management areas, fuel storage facilities and other locations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean, restore and monitor sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

In April 2015, the EPA finalized its CCR Rule, which regulates ash as nonhazardous material under the RCRA. Under the CCR Rule, Indiana Electric is required to complete integrity assessments and groundwater monitoring studies. In January 2018, Indiana Electric completed its first annual groundwater monitoring and corrective action report. This report identified localized impacts to groundwater near Indiana Electric’s coal impoundments. Further analysis is ongoing. In October 2018, Indiana Electric completed the CCR Rule’s required evaluation of the placement of Indiana Electric’s coal ash ponds relative to the uppermost aquifer. This evaluation indicated that Indiana Electric must cease placing materials into the ash ponds by October 31, 2020 and initiate closure of the ponds thereafter. However, the October 2020 closure deadline, which resulted from a July 2018 amendment to the CCR Rule, is being challenged in the D.C. Circuit. Were the July 2018 amendment vacated, the deadline for Indiana Electric to cease placing materials into the ash ponds and initiate closure could revert to the original April 2019 deadline. However, the CCR Rule allows for a pond to continue receiving materials beyond the deadline for closure upon certification that there is an absence of alternative disposal capacity. Indiana Electric plans to seek such an extension that would allow it to continue to use the ponds through completion of the generation transition plans by December 31, 2023. Failure to obtain this extension may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding including imposition of fines and penalties. Further, a release of coal ash that presents an imminent and substantial endangerment to health of the environment could result in remediation costs, civil and/or criminal penalties, claims, litigation, increased regulation and compliance costs and reputational damage, all of which could adversely affect the financial condition of Indiana Electric.

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

In common with other companies in its line of business that serve coastal regions, Houston Electric does not have insurance covering its transmission and distribution system, other than substations, because Houston Electric believes it to be cost prohibitive and believes insurance capacity to be limited. Historically, Houston Electric has been able to recover the costs incurred in restoring its transmission and distribution properties following hurricanes or other disasters through issuance of storm restoration bonds or a change in its regulated rates or otherwise. In the future, any such recovery may not be granted. Therefore, Houston Electric may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

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

•	inadvertent damage from construction, vehicles and farm and utility equipment;

•	leaks of natural gas, NGLs, crude oil and other hydrocarbons or losses of natural gas, NGLs and crude oil as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

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

The Registrants could incur liabilities associated with businesses and assets that they have transferred to others.

Under some circumstances, the Registrants could incur liabilities associated with assets and businesses no longer owned by them. These assets and businesses were previously owned by Reliant Energy, a predecessor of Houston Electric, directly or through subsidiaries and include:

•
merchant energy, energy trading and REP businesses transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001 and now owned by affiliates of NRG; and

•	Texas electric generating facilities transferred to a subsidiary of Texas Genco in 2002, later sold to a third party and now owned by an affiliate of NRG.

In connection with the organization and capitalization of RRI (now GenOn) and Texas Genco (now an affiliate of NRG), those companies and/or their subsidiaries assumed liabilities associated with various assets and businesses transferred to them and agreed to certain indemnity agreements of the Registrants. Such indemnities have applied in various asbestos and other environmental matters that arise from time to time and cases such as the litigation arising out of sales of natural gas in California and other markets (further appellate review of the last remaining case involving CES, a subsidiary of CERC Corp., has been stayed pending approval of a settlement agreement following the Ninth Court of Appeals’ reversal in August 2018 of the district court’s grant of summary judgment in favor of CES). In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. CenterPoint Energy, CERC and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights. In October 2018, CES, GenOn, and the plaintiffs reached an agreement to settle all claims against CES and CES’s indemnity claims against GenOn, subject to approvals by the bankruptcy court and the federal district court. In December 2018, GenOn completed its reorganization and emerged from Chapter 11, and in January 2019, the bankruptcy court approved the settlement between CES and GenOn. If the settlement agreement between CES, GenOn and the plaintiffs is not approved by the federal district court, CES could incur liability and be responsible for satisfying it.

In connection with our sale of Texas Genco, the separation agreement was amended to provide that Texas Genco would no longer be liable for, and CenterPoint Energy would assume and agree to indemnify Texas Genco against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies held by CenterPoint Energy, and in certain of the asbestos lawsuits CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by an NRG affiliate.

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

Our and Enable’s success depends upon our and Enable’s ability to attract, effectively transition, motivate and retain key employees and identify and develop talent to succeed senior management.

We and Enable depend on senior executive officers and other key personnel. Our and Enable’s success depends on our and Enable’s ability to attract, effectively transition and retain key personnel. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our and Enable’s operations. In addition, because of the reliance on our and Enable’s management team, our and Enable’s future success depends in part on our and Enable’s ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critically important to the successful implementation of our and Enable’s strategies.

Failure to attract and retain an appropriately qualified workforce could adversely impact our and Enable’s results of operations.

Our and Enable’s businesses are dependent on recruiting, retaining and motivating employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our and Enable’s costs, including costs to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our and Enable’s businesses. If we and Enable are unable to successfully attract and retain an appropriately qualified workforce, our and Enable’s results of operations could be negatively affected.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our or Enable’s services.

Regulatory agencies have from time to time considered adopting new legislation and/or modifying existing laws and regulations, to reduce GHGs, and there continues to be a wide-ranging policy and regulatory debate, both nationally and internationally, regarding the potential impact of GHGs and possible means for their regulation.  Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues.

Due to the electric generating facilities acquired in the Merger, CenterPoint Energy is subject to the requirements of the CPP, which requires a 32% reduction in carbon emissions from 2005 levels. While implementation of the CPP remains uncertain due to the February 2016 U.S. Supreme Court stay delaying implementation during court challenges and an October 2017 proposed rule from the EPA which, if finalized, would result in the CPP’s repeal, as written the CPP may substantially affect both the costs and operating characteristics of CenterPoint Energy’s fossil fuel generating plants and NGD business. In August 2018, the EPA proposed a CPP replacement rule, the Affordable Clean Energy (ACE) rule, which, if finalized could similarly impact the costs of CenterPoint Energy’s fossil fuel generating plants. In addition to regulatory risk, we may be subject to climate change lawsuits which could result in substantial penalties or damages. Moreover, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels may have substantial impacts on CenterPoint Energy’s electric generation and NGD businesses.

Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The EPA has also expanded its existing GHG emissions reporting requirements. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA. As a distributor and transporter of natural gas, or a consumer of natural gas in its pipeline and gathering businesses, NGD’s or Enable’s revenues, operating costs and capital requirements, as applicable, could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas. Further, Indiana Electric’s current generating facilities substantially rely on coal for their operations. Additionally, Houston Electric’s and Indiana Electric’s transmission and distribution businesses’ revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

Climate changes could adversely impact financial results from our and Enable’s businesses and result in more frequent and more severe weather events which could adversely affect the results of operations of our businesses.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories. If climate changes occur that result in warmer temperatures in our service territories, financial results from our and Enable’s businesses could be adversely impacted. For example, NGD could be adversely affected through lower natural gas sales and Enable’s natural gas gathering, processing and transportation and crude oil gathering businesses could experience lower revenues. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes or ice storms.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted. Decreased energy use may also require us to retire current infrastructure that is no longer needed.

We are uncertain how state commissions and local municipalities may require us to respond to the effects of the TCJA, and these regulatory requirements may adversely affect our results of operations, financial condition and cash flows.

On December 22, 2017, President Trump signed into law the TCJA, which resulted in significant changes to federal tax laws effective January 1, 2018, including, but not limited to, a reduction in the corporate income tax rate.

For Houston Electric, Indiana Electric and NGD, federal income tax expense is included in the rates approved by state commissions and local municipalities and charged by those utilities to consumers. When Houston Electric, Indiana Electric and NGD have general rate cases and other periodic rate adjustments, we expect the lower corporate tax expense resulting from the TCJA (which includes determining the treatment of EDIT), along with other increases and decreases in our revenue requirements, to be incorporated into Houston Electric’s, Indiana Electric’s and NGD’s future rates. Nevertheless, regulators may require us to respond to the TCJA in other ways, including through faster recoveries of reductions in federal income tax expense, accounting orders to reflect a liability to return to customers in future rate proceedings, accelerated returns to consumers of previously collected deferred federal income taxes, increased funding of infrastructure upgrades, or offsets of future rate increases. The effect on us of any potential return of tax savings resulting from the TCJA to consumers may differ depending on how each regulatory body requires us to return such savings. We can provide no assurances on how any regulatory body will ultimately require us to act. As such, we are currently unable to determine the impact of these potential regulatory actions in response to the enactment of the TCJA, which may adversely affect our results of operations, financial condition and cash flows. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report.

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

NGD and Enable may incur significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs.

Certain of NGD’s and Enable’s pipeline operations are subject to pipeline safety laws and regulations. The DOT’s PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs, including more frequent inspections and other measures, for transportation pipelines located in “high consequence areas,” which are those areas where a leak or rupture could do the most harm. The regulations require pipeline operators, including NGD and Enable, to, among other things:

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

Failure to comply with PHMSA or analogous state pipeline safety regulations could result in a number of consequences that may have an adverse effect on NGD’s and Enable’s operations. Both NGD and Enable incur significant costs associated with their compliance with existing PHMSA and comparable state regulations, which may not be recoverable in rates.

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on NGD and Enable. Changes to pipeline safety regulations occur frequently. For example, PHMSA is expected to publish finalized regulations in 2019, for both natural gas and hazardous liquids pipelines, that will significantly extend and expand the reach of certain PHMSA integrity management requirements (e.g., period assessments, leak detection and repairs) regardless of proximity to a high consequence area. The final rules may also impose new requirements for certain unregulated pipelines, including gathering lines. The adoption of new regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us and Enable to incur increased and potentially significant operational costs.

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging infrastructure assets. The age of certain of our assets may result in a need for replacement, or higher level of maintenance costs as a result of our risk based federal and state compliant integrity management programs.  Failure to achieve timely recovery of these expenses could adversely impact revenues and could result in increased capital expenditures or expenses. Further, with respect to NGD’s operations, if certain pipeline replacements (for example, cast-iron or bare steel pipe) are not completed timely or successfully, government agencies and private parties might allege the uncompleted replacements caused events such as fires, explosions or leaks. Although we maintain insurance for certain of our facilities, our insurance coverage may not be sufficient in the event that a catastrophic loss is alleged to have been caused by a failure to timely complete equipment replacements. Insufficient insurance coverage and increased insurance costs could adversely impact our results of operations, financial condition and cash flows.

The operation of our facilities depends on good labor relations with our employees.

Several of our businesses have entered into and have in place collective bargaining agreements with different labor unions. We have several separate bargaining units, each with a unique collective bargaining agreement described below:

•	The collective bargaining agreement with IBEW Local 66 related to employees of Houston Electric is scheduled to expire in May 2020;

•	The collective bargaining agreements with USW Locals 13-227 and 13-1 related to NGD’s employees in Texas are scheduled to expire in June 2022 and July 2022, respectively;

•
The collective bargaining agreements with Gas Workers Union Local 340, IBEW Local 949 and OPEIU Local 12 and Mankato related to NGD employees in Minnesota are scheduled to expire in April 2020, December 2020, May 2021 and March 2021, respectively;

•	The collective bargaining agreements with IBEW Local 1393, USW Locals 12213 and 7441 related to employees of NGD in Indiana are scheduled to expire in December 2020;

•
The collective bargaining agreements with the Teamsters, Chauffeurs, Warehousemen and Helpers Union Local 135 and Utility Workers Union Local 175 related to employees of Indiana Electric were recently renegotiated and are scheduled to expire in September 2021 and October 2021, respectively; and

•
The collective bargaining agreement with IBEW Local 702 related to employees of Indiana Electric was scheduled to expire in June 2019 but was renegotiated in January 2019 with the ratification of a new three-year labor agreement.

Additionally, Infrastructure Services negotiates various trade agreements through contractor associations.  The two primary associations are the DCA and the PLCA.  These trade agreements are with a variety of construction unions including Laborer’s International Union of North America, International Union of Operating Engineers, United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry, and Teamsters.  The trade agreements have varying expiration dates in 2020, 2021 and 2022. In addition, these subsidiaries have various project agreements and small local agreements.  These agreements expire upon completion of a specific project or on various dates throughout the year.

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

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly and increasing in complexity. New technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures so that we can continue to provide cost-effective and reliable methods for energy production and delivery. Among such technological advances are distributed generation resources (e.g., private solar, microturbines, fuel cells), energy storage devices and more energy-efficient buildings and products designed to reduce consumption. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services. Further, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric and natural gas devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.

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

•
we or Enable may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and

•
acquisitions, or the pursuit of acquisitions, could disrupt our or Enable’s ongoing businesses, distract management, divert resources and make it difficult to maintain current business standards, controls and procedures.

We are involved in numerous legal proceedings, the outcomes of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

The Registrants are subject to numerous legal proceedings, the most significant of which are summarized in Note 16 to the Registrants’ respective consolidated financial statements.

With respect to the Merger, in July 2018, seven separate lawsuits were filed against Vectren and the individual directors of Vectren’s Board of Directors in the U.S. District Court for the Southern District of Indiana. These lawsuits allege violations of Sections 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Proxy Statement filed on June 18, 2018 was materially incomplete because it omitted material information concerning the Merger. The lawsuits also seek certification as class actions. In August 2018, the seven lawsuits were consolidated, and the Court denied the plaintiffs’ request for a preliminary injunction. The plaintiffs filed their Consolidated Amended Class Action Complaint on October 29, 2018, which Defendants have moved to dismiss and which motion remains pending. On December 28, 2018, two plaintiffs voluntarily dismissed their lawsuits. The defendants believe that the allegations asserted are without merit and intend to vigorously defend themselves against the claims raised.

Litigation is subject to many uncertainties, and the Registrants cannot predict the outcome of all matters with assurance. Final resolution of these matters may require additional expenditures over an extended period of time that may be in excess of established insurance or reserves and may have a material adverse effect on the Registrants’ financial results.

We are exposed to risks related to reduction in energy consumption due to factors including unfavorable economic conditions in our service territories.

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

Declines in demand for electricity as a result of economic downturns in Houston Electric’s and Indiana Electric’s regulated electric service territories will reduce overall sales and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity. Although Houston Electric’s and Indiana Electric’s transmission and distribution businesses are subject to regulated allowable rates of return and recovery of certain costs under periodic adjustment clauses, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. Additionally, prolonged economic downturns that negatively impact results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values.

For example, Houston Electric’s business is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although Houston, Texas has a diverse economy, employment in the energy industry remains important with overall Houston employment growing at a moderate rate in 2018. Further, the operations of Vectren’s utility businesses are concentrated in central and southern Indiana and west-central Ohio and are therefore impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest.  These industries include automotive assembly, parts and accessories; feed, flour and grain processing; metal castings, plastic products; gypsum products; electrical equipment, metal specialties, glass and steel finishing; pharmaceutical and nutritional products; gasoline and oil products; ethanol; and coal mining.

In the event economic conditions further decline, the respective rates of growth in Houston, Indiana and the other areas in which we operate may also deteriorate. Changing market conditions, including changing regulation, changes in market prices of oil or other commodities, or changes in government regulation and assistance, may cause certain industrial customers to reduce or cease production and thereby decrease consumption of natural gas and/or electricity. Increases in customer defaults or delays in payment due to liquidity constraints could negatively impact our cash flows and financial condition. Some or all of these factors, could result in a lack of growth or decline in customer demand for electricity or number of customers, and may result in our failure to fully realize anticipated benefits from significant capital investments and expenditures, which could have a material adverse effect on their financial position, results of operations and cash flows.

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

The following discussion is based on the Registrants’ businesses and equity method investment as of December 31, 2018 and does not include Vectren and its subsidiaries.

Character of Ownership

We lease or own our principal properties in fee, including our corporate office space and various real property. Most of our electric lines and natural gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

Electric Transmission & Distribution (CenterPoint Energy and Houston Electric)

For information regarding the properties of the Electric Transmission & Distribution reportable segment, please read “Business — Our Business — Electric Transmission & Distribution — Properties” in Item 1 of this report, which information is incorporated herein by reference.

Natural Gas Distribution (CenterPoint Energy and CERC)

For information regarding the properties of the Natural Gas Distribution reportable segment, please read “Business — Our Business — Natural Gas Distribution — Assets” in Item 1 of this report, which information is incorporated herein by reference.

Energy Services (CenterPoint Energy and CERC)

For information regarding the properties of the Energy Services reportable segment, please read “Business — Our Business — Energy Services — Assets” in Item 1 of this report, which information is incorporated herein by reference.

Midstream Investments (CenterPoint Energy)

For information regarding the properties of the Midstream Investments reportable segment, please read “Business — Our Business — Midstream Investments” in Item 1 of this report, which information is incorporated herein by reference.

Other Operations (CenterPoint Energy and CERC)

For information regarding the properties of the Other Operations reportable segment, please read “Business — Our Business — Other Operations” in Item 1 of this report, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting the Registrants as of December 31, 2018, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 16(d) to the consolidated financial statements, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Houston Electric and CERC.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CenterPoint Energy

As of February 12, 2019, CenterPoint Energy’s common stock was held by approximately 28,987 shareholders of record. CenterPoint Energy’s common stock is listed on the NYSE and Chicago Stock Exchange and is traded under the symbol “CNP.”

The amount of future cash dividends will be subject to determination based upon CenterPoint Energy’s results of operations and financial condition, future business prospects, any applicable contractual restrictions and other factors that CenterPoint Energy’s Board of Directors considers relevant and will be declared at the discretion of CenterPoint Energy’s Board of Directors. For further information on CenterPoint Energy’s dividends, see Note 13 to the consolidated financial statements.

Repurchases of Equity Securities

During the quarter ended December 31, 2018, none of CenterPoint Energy’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of CenterPoint Energy or any “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Houston Electric

As of February 12, 2019, all of Houston Electric’s 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

CERC

As of February 12, 2019, all of CERC Corp.’s 1,000 outstanding shares of common stock are held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

Item 6.        Selected Financial Data (CenterPoint Energy)

The following table presents selected financial data with respect to CenterPoint Energy’s consolidated financial condition and consolidated results of operations and should be read in conjunction with CenterPoint Energy’s consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2018	2017		2016	2015		2014
	(in millions, except per share amounts)
Revenues	$10,589	$9,614		$7,528	$7,386		$9,226
Equity in earnings (losses) of unconsolidated affiliates, net	307	265		208	(1,663)	(2)	308
Income (loss) available to common shareholders	333	1,792	(1)	432	(692)		611
Basic earnings (loss) per common share	0.74	4.16		1.00	(1.61)		1.42
Diluted earnings (loss) per common share	0.74	4.13		1.00	(1.61)		1.42

Cash dividends paid per common share	$1.11	$1.07		$1.03	$0.99		$0.95
Dividend payout ratio	150%	26%		103%	n/a		67%
Return on average common equity	5%	44%		12%	(17)%		14%
At year-end:
Book value per common share	$16.08	$10.88		$8.04	$8.05		$10.58
Market price per common share	28.23	28.36		24.64	18.36		23.43
Market price as a percent of book value	176%	261%		306%	228%		221%
Percentage of common units owned representing limited partner interests in Enable	54.0%	54.1%		54.1%	55.4%		55.4%
Total assets (3) (4)	$27,009	$22,736		$21,829	$21,290		$23,150
Short-term borrowings	—	39		35	40		53
Securitization Bonds, including current maturities (3)	1,435	1,868		2,278	2,667		3,037
Other long-term debt, including current maturities (3)	7,729	6,933		6,279	6,063		5,717
Capitalization:
Common stock equity	47%	35%		29%	28%		34%
Long-term debt, including current maturities	53%	65%		71%	72%		66%
Capitalization, excluding Securitization Bonds:
Common stock equity	51%	40%		36%	36%		44%
Long-term debt, excluding Securitization Bonds, and including current maturities	49%	60%		64%	64%		56%
Capital expenditures	$1,720	$1,494		$1,406	$1,575		$1,402

(1)
Net income for the year ended December 31, 2017 includes a reduction in income tax expense of $1,113 million due to tax reform. See Note 15 to the consolidated financial statements for further discussion of the impacts of the TCJA implementation.

(2)	This amount includes $1,846 million of non-cash impairment charges related to Enable.

(3)	Amounts for 2014 and 2015 have been recast to reflect adoption of ASU 2015-03.

(4)	Total assets as of December 31, 2018 include cash and cash equivalents of $4.2 billion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

The following combined discussion and analysis should be read in combination with the consolidated financial statements included in Item 8 herein. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific registrant has been segregated and labeled as such. Unless the context indicates otherwise, specific references to Houston Electric and CERC also pertain to CenterPoint Energy. In this combined Form 10-K, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries.

Because the Merger closed after December 31, 2018, unless otherwise specifically indicated, the Registrants’ respective consolidated financial statements and notes thereto and the discussion of the Registrants’ financial condition, results of operations, tax payments and other financial and business-related information herein do not include or take into account Vectren and its subsidiaries, the closing of the Merger and the effects of the Merger. See Note 4 to the consolidated financial statements for further information related to the Merger.

OVERVIEW

Background

CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable as described below. CenterPoint Energy’s operating subsidiaries, Houston Electric and CERC Corp., own and operate electric transmission and distribution and natural gas distribution facilities and supply natural gas to commercial and industrial customers and electric and natural gas utilities.

•	Houston Electric engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CERC Corp. (i) owns and operates natural gas distribution systems in six states and (ii) obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in over 30 states through its wholly-owned subsidiary, CES.

As of December 31, 2018, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 54.0% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

On February 1, 2019, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. For further discussion of the Merger, see Note 4 to the consolidated financial statements.

Reportable Segments

In this Management’s Discussion and Analysis, we discuss our results from continuing operations on a consolidated basis and individually for each of our reportable segments, which are listed below. We also discuss our liquidity, capital resources and critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on these segments of the energy business. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, competition, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to whose jurisdiction we are subject, among other factors.

•
Electric transmission and distribution services are subject to rate regulation and are reported in the Electric Transmission & Distribution reportable segment, as are impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. For further information about the Electric Transmission & Distribution reportable segment, see “Business — Our Business — Electric Transmission & Distribution” in Item 1 of Part I of this report.

•
Natural gas distribution services are also subject to rate regulation and are reported in the Natural Gas Distribution reportable segment. For further information about the Natural Gas Distribution reportable segment, see “Business — Our Business — Natural Gas Distribution” in Item 1 of Part I of this report.

•
The Energy Services reportable segment includes non-rate regulated natural gas sales to, and transportation and storage services, for commercial and industrial customers. For further information about the Energy Services reportable segment, see “Business — Our Business — Energy Services” in Item 1 of Part I of this report.

•
The results of the Midstream Investments reportable segment are dependent upon the results of Enable, which are driven primarily by the volume of natural gas, NGLs and crude oil that Enable gathers, processes and transports across its systems and other factors as discussed below under “— Factors Influencing Midstream Investments.”

•
CenterPoint Energy’s Other Operations reportable segment includes office buildings and other real estate used for business operations, home repair protection plans through a third party and other corporate support operations that support

CenterPoint Energy’s business operations. CERC’s Other Operations reportable segment includes unallocated corporate costs and inter-segment eliminations.

EXECUTIVE SUMMARY

We expect our and Enable’s businesses to continue to be affected by the key factors and trends discussed below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Factors Influencing Our Businesses and Industry Trends

We are an energy delivery company. The majority of our revenues are generated from the transmission and delivery of electricity and the sale of natural gas by our subsidiaries, Houston Electric and CERC, respectively. The Electric Transmission & Distribution reportable segment does not own or operate electric generating facilities or make retail sales to end-use electric customers. To assess our financial performance, our management primarily monitors operating income and cash flows, among other things, from our reportable segments. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures, we also monitor a number of variables that management considers important to our reportable segments, including the number of customers, throughput, use per customer, commodity prices and heating and cooling degree days. From an operational standpoint, we monitor safety factors, system reliability and customer satisfaction to gauge our performance.

The nature of our businesses requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facilities, proceeds from commercial paper and issuances of debt and equity in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities to access the capital markets on terms we consider reasonable. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facilities, and may prevent us from accessing the commercial paper markets. Disruptions in the financial markets can also affect the availability of new capital on terms we consider attractive. In those circumstances, we may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt.

Long-term national trends indicate customers have reduced their energy consumption, which could adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the areas we serve, the trend toward lower usage has slowed.

To the extent adverse economic conditions affect our suppliers and customers, results from our energy delivery businesses may suffer. For example, Houston Electric is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although Houston, Texas has a diverse economy, employment in the energy industry remains important with overall Houston employment growing at a moderate rate in 2018.

Also, adverse economic conditions, coupled with concerns for protecting the environment and increased availability of alternate energy sources, may cause consumers to use less energy or avoid expansions of their facilities, resulting in less demand for our services. To the extent population growth is affected by lower energy prices and there is financial pressure on some of our customers who operate within the energy industry, there may be an impact on the growth rate of our customer base and overall demand. Primarily due to the cyclical correction of over-building in multifamily residential construction, residential meter growth for Houston Electric remained at approximately 1.6% in 2018. Based on, among other things, the anticipated completion of more apartment units in 2019, management expects residential meter growth to increase this year to 2%, in line with long-term trends.

Performance of the Electric Transmission & Distribution reportable segment and the Natural Gas Distribution reportable segment is significantly influenced by energy usage per customer, which is significantly impacted by weather conditions. For Houston Electric, revenues are generally higher during the warmer months when more electricity is used for cooling purposes. For CERC’s NGD, demand for natural gas for heating purposes is generally higher in the colder months. Therefore, we compare our results on a weather-adjusted basis.

Overall, in 2018 the Houston area experienced weather that was much closer to normal relative to 2017. Although January, April and November experienced colder than normal weather, this was offset during the remaining months of the year due to warmer than normal weather. While overall rainfall was higher than normal in 2018, it did not rise to the record rainfall levels experienced in 2017 that occurred largely due to Hurricane Harvey. After two years of consistently warmer than normal weather in 2016 and 2017 in our NGD territories, 2018 experienced a return to normal weather in the first and fourth quarters.

Historically, both CenterPoint Energy’s TDU and CERC’s NGD have utilized weather hedges to help reduce the impact of mild weather on their financial results. CenterPoint Energy’s TDU and CERC’s NGD entered into a weather hedge for the 2017-2018 and 2018-2019 winter heating seasons in Texas where no weather normalization mechanisms exist. In CERC’s non-Texas jurisdictions, weather normalization mechanisms or decoupling in the Minnesota division help to mitigate the impact of abnormal weather on our financial results.

In Minnesota and Arkansas for CERC, there are rate adjustment mechanisms to counter the impact of declining usage from energy efficiency improvements. In addition, in many of our service areas, particularly in the Houston area and Minnesota, as applicable to each registrant, we have benefited from growth in the number of customers, which could mitigate the effects of reduced consumption. We anticipate that this trend will continue as the regions’ economies continue to grow. The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric and natural gas distribution rates.

With respect to upcoming general rate cases, as required by a settlement related to the TCJA filed with the PUCT in February 2018, Houston Electric expects to make its comprehensive base rate filing by the April 30, 2019 deadline.  The amount and other terms of the rate filing have not been established at this time. There is no guarantee that current rates will continue while that case is pending, or that the rate case will result in rates that fully recover Houston Electric’s costs or enable it to earn a reasonable return on its invested capital. The results of this rate case may significantly impact Houston Electric’s business.

The Energy Services reportable segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis. Its operations serve customers throughout the United States. The segment is impacted by price differentials on both a regional and seasonal basis, as well as fluctuations in regional daily natural gas prices driven by weather and other market factors. While this business utilizes financial derivatives to mitigate the effects of price movements, it does not enter into risk management contracts for speculative purposes and evaluates VaR daily to monitor significant financial exposures to realized income. At the end of 2017, a weather-driven spike in natural gas prices caused the accrual of unusually high unrealized mark-to-market income, which substantially reversed in the first quarter of 2018 as natural gas prices normalized.

The regulation of natural gas pipelines and related facilities by federal and state regulatory agencies affects CERC’s business. In accordance with natural gas pipeline safety and integrity regulations, CERC is making, and will continue to make, significant capital investments in its service territories, which are necessary to help operate and maintain a safe, reliable and growing natural gas system. CERC’s compliance expenses may also increase as a result of preventative measures required under these regulations. Consequently, new rates in the areas it serves are necessary to recover these increasing costs.

Consistent with the regulatory treatment of pension costs, the Registrants defer the amount of pension expense that differs from the level of pension expense included in the Registrants’ base rates for the Electric Transmission & Distribution reportable segment and Natural Gas Distribution reportable segment in Texas. CenterPoint Energy expects to contribute a minimum of approximately $93 million to its pension plans in 2019.

Additional Considerations Relating to Vectren (CenterPoint Energy)

The following additional considerations affect the business and industry of the utility and non-utility businesses and operations of Vectren that CenterPoint Energy acquired upon consummation of the Merger. With respect to Vectren’s utilities, its natural gas operations (comprised of Indiana Gas, VEDO and SIGECO’s natural gas distribution business) provide natural gas distribution and transportation services to nearly 67% of Indiana and about 20% of Ohio, primarily in the west-central area.  Its electric operations (comprised of Indiana Electric) provide electric transmission and distribution services to southwestern Indiana, and include power generating and wholesale power operations.  In total, these utility operations supply natural gas and electricity to over one million customers in Indiana and Ohio.

Similar to Houston Electric and CERC’s NGD, sales of natural gas and electricity to residential and commercial customers are largely seasonal and are impacted by weather. Trends in the average consumption among natural gas residential and commercial customers have tended to decline as more efficient appliances and furnaces are installed, and as Vectren’s utilities have implemented conservation programs.  In Vectren’s two Indiana natural gas service territories, normal temperature adjustment and decoupling mechanisms largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns. The Ohio natural gas service territory has a straight fixed variable rate design for its residential customers. This rate design mitigates approximately 90% of the Ohio service territory’s weather risk and risk of decreasing consumption specific to its small customer classes. While Indiana Electric has neither a normal temperature adjustment mechanism nor a decoupling mechanism, rate designs provide for a lost margin recovery mechanism that operates in tandem with conservation initiatives.

Vectren’s non-utility operations include Infrastructure Services and energy services, provided through ESG. Infrastructure Services, through its wholly-owned subsidiaries, provides underground pipeline and repair services to many utilities, including Vectren’s utilities, as well as other industries.  ESG provides energy services through performance-based energy contracting operations and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.  ESG assists schools, hospitals, governmental facilities and other private institutions with reducing energy and maintenance costs by upgrading their facilities with energy-efficient equipment. ESG operates throughout the United States.

Demand for Infrastructure Services remains high due to the aging infrastructure and evolving safety and reliability regulations across the United States. The long-term focus for Infrastructure Services is recurring work in both the distribution and transmission businesses, but opportunities for large transmission pipeline construction projects will continue to be pursued and Infrastructure Services is well positioned to do this work. The timing and recurrence of these large transmission projects is less predictable and may create volatility in its year-over-year results.

We believe the long-term outlook for ESG’s performance contracting and sustainable infrastructure opportunities remains strong with continued national focus expected on energy conservation and sustainability, renewable energy and security as power prices across the country rise and customer focus on new, efficient and clean sources of energy grows.

Factors Influencing Midstream Investments (CenterPoint Energy)
The results of CenterPoint Energy’s Midstream Investments reportable segment are dependent upon the results of Enable, which are driven primarily by the volume of natural gas, NGLs and crude oil that Enable gathers, processes and transports across its systems. These volumes depend significantly on the level of production from natural gas wells connected to Enable’s systems across a number of U.S. mid-continent markets. Aggregate production volumes are affected by the overall amount of oil and gas drilling and completion activities. Production must be maintained or increased by new drilling or other activity, because the production rate of oil and gas wells declines over time.

Enable expects its business to continue to be impacted by the trends affecting the midstream industry. Enable’s outlook is based on its management’s assumptions regarding the impact of these trends that it has developed by interpreting the information currently available to it. If Enable management’s assumptions or interpretation of available information prove to be incorrect, Enable’s future financial condition and results of operations may differ materially from its expectations.

Enable’s business is impacted by commodity prices, which have declined and otherwise experienced significant volatility in recent years. Commodity prices impact the drilling and production of natural gas and crude oil in the areas served by Enable’s systems. In addition, Enable’s processing arrangements expose it to commodity price fluctuations. Enable has attempted to mitigate the impact of commodity prices on its business by entering into hedges, focusing on contracting fee-based business and converting existing commodity-based contracts to fee-based contracts.

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

Significant Events

Merger with Vectren. On February 1, 2019, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. For further discussion of the Merger, see Note 4 to the consolidated financial statements.

Credit Facility. On October 5, 2018, CenterPoint Energy terminated all remaining commitments by lenders to provide the Bridge Facility, which resulted in increased aggregate commitments under CenterPoint Energy’s revolving credit facility. For further information, see Note 14 to the consolidated financial statements.

Enable Midstream Spin. On September 4, 2018, CERC completed the Internal Spin of its equity investment in Enable and Enable GP. For further information regarding the Internal Spin, see Note 11 to the consolidated financial statements.

Equity Offerings. On August 22, 2018, CenterPoint Energy completed an offering of its Series A Preferred Stock. On October 1, 2018, CenterPoint Energy completed concurrent equity offerings of depositary shares, each representing a 1/20th interest in a share of Series B Preferred Stock, and Common Stock. For further information about the equity offerings, see Note 13 to the consolidated financial statements.

Debt Transactions. In February 2018, Houston Electric issued $400 million aggregate principal amount of general mortgage bonds. In March 2018, CERC issued $600 million aggregate principal amount of unsecured senior notes. In October 2018, CenterPoint Energy issued $1.5 billion aggregate principal amount of senior notes. In January 2019, Houston Electric issued $700 million aggregate principal amount of general mortgage bonds. For further information about the Registrants’ debt issuance in 2018 and to date in 2019, see Note 14 to the consolidated financial statements.

Regulatory Proceedings. For details related to pending and completed regulatory proceedings during 2018 and to date in 2019, see “—Liquidity and Capital Resources — Regulatory Matters” below.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our and Enable’s future earnings and results of our and Enable’s operations will depend on or be affected by numerous factors that apply to all Registrants unless otherwise indicated including:

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

◦	the demand for crude oil, natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	recording of goodwill, long-lived asset or other than temporary impairment charges by or related to Enable;

◦	changes in tax status; and

◦	access to debt and equity capital;

•
CenterPoint Energy’s expected benefits of the Merger and integration, including the outcome of shareholder litigation filed against Vectren that could reduce anticipated benefits of the Merger, as well as the ability to successfully integrate the Vectren businesses and realize anticipated benefits and the risk that the credit ratings of the combined company or its subsidiaries may be different from what CenterPoint Energy expects;

•
industrial, commercial and residential growth in our service territories and changes in market demand, including the demand for our non-utility products and services and effects of energy efficiency measures and demographic patterns;

•
timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including Houston Electric’s anticipated rate case in 2019, the outcome of which may not result in expected rates or recovery of costs;

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

•	the availability and prices of raw materials and services and changes in labor for current and future construction projects;

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	the impact of unplanned facility outages;

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

•
CenterPoint Energy’s or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses (including a reduction of CenterPoint Energy’s interest in Enable, if any, whether through its decision to sell a portion of the Enable common units it owns in the public equity markets or otherwise, subject to certain limitations), which CenterPoint Energy and Enable cannot assure will be completed or will have the anticipated benefits to CenterPoint Energy or Enable;

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effective tax rates;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors discussed in “Risk Factors” in Item 1A of this report and in other reports that the Registrants file from time to time with the SEC.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Revenues	$10,589	$9,614	$7,528
Expenses	9,758	8,478	6,505
Operating Income	831	1,136	1,023
Gain (Loss) on Marketable Securities	(22)	7	326
Gain (Loss) on Indexed Debt Securities	(232)	49	(413)
Interest and Other Finance Charges	(361)	(313)	(338)
Interest on Securitization Bonds	(59)	(77)	(91)
Equity in Earnings of Unconsolidated Affiliates	307	265	208
Other Income (Expense), net	50	(4)	(29)
Income Before Income Taxes	514	1,063	686
Income Tax Expense (Benefit)	146	(729)	254
Net Income	368	1,792	432
Preferred Stock dividend requirement	35	—	—
Income Available to Common Shareholders	$333	$1,792	$432

Basic Earnings Per Common Share	$0.74	$4.16	$1.00

Diluted Earnings Per Common Share	$0.74	$4.13	$1.00

2018 Compared to 2017

Net Income.  CenterPoint Energy reported income available to common shareholders of $333 million ($0.74 per diluted common share) for 2018 compared to $1,792 million ($4.13 per diluted common share) for 2017.

The decrease in income available to common shareholders of $1,459 million was primarily due to the following key factors:

•
an $875 million increase in income tax expense, resulting from a reduction in income tax expense of $1,113 million due to tax reform in 2017, discussed further in Note 15 to the consolidated financial statements, offset by a $238 million decrease in income tax expense primarily due to a reduction in the corporate income tax rate resulting from the TCJA in 2018 and lower income before income taxes year over year;

•	a $305 million decrease in operating income, discussed below by reportable segment in Results of Operations by Reportable Segment;

•
a $281 million increase in losses on indexed debt securities related to the ZENS, resulting from a loss of $11 million from Meredith’s acquisition of Time in March 2018, a loss of $242 million from AT&T’s acquisition of TW in June 2018 and reduced gains of $28 million in the underlying value of the indexed debt securities;

•	a $48 million increase in interest expense primarily due to higher outstanding other long-term debt and the amortization of Bridge Facility fees of $24 million;

•	a $35 million increase in preferred stock dividend requirements; and

•	a $29 million increase in losses on marketable securities.

These decreases were partially offset by:

•a $42 million increase in equity earnings from the investment in Enable, discussed further in Note 11 to the consolidated financial statements;

•a $25 million increase in interest income on investments included in Other Income (Expense), net shown above;

•	an $17 million decrease in the non-service cost components of net periodic pension and post-retirement costs included in Other Income (Expense), net shown above;

•an $18 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds;

•a $6 million increase in miscellaneous other non-operating income included in Other Income (Expense), net shown above;

•	a $4 million increase in dividend income on CenterPoint Energy’s ZENS-Related Securities included in Other Income (Expense), net shown above; and

•a $2 million increase in gains on interest rate economic hedges included in Other Income (Expense), net shown above.

Income Tax Expense. CenterPoint Energy reported an effective tax rate of 28% and (69%) for the years ended December 31, 2018 and 2017, respectively. The effective tax rate of 28% is primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA and the amortization of EDIT. These decreases were partially offset by an increase to the effective tax rate as a result of the establishment of a valuation allowance on certain state net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. The effective tax rate was also increased for state law changes that resulted in remeasurement of state deferred taxes in those jurisdictions.

2017 Compared to 2016

Net Income.  CenterPoint Energy reported income available to common shareholders of $1,792 million ($4.13 per diluted common share) for 2017 compared to $432 million ($1.00 per diluted common share) for 2016.

The increase in income available to common shareholders of $1,360 million was primarily due to the following key factors:

•
a $983 million decrease in income tax expense, resulting from a reduction in income tax expense of $1,113 million due to tax reform, discussed further in Note 15 to the consolidated financial statements, offset by a $130 million increase in income tax expense primarily due to higher net income year over year;

•
a $462 million increase in gains on indexed debt securities related to the ZENS, resulting from increased gains of $345 million in the underlying value of the indexed debt securities and a loss of $117 million from the Charter merger in 2016;

•	a $113 million increase in operating income discussed below by reportable segment in Results of Operations by Reportable Segment;

•	a $57 million increase in equity earnings from the investment in Enable, discussed further in Note 11 to the consolidated financial statements;

•	a $25 million decrease in interest expense due to lower weighted average interest rates on outstanding debt;

•	a $17 million decrease in losses on early debt redemption;

•	a $14 million increase in cash distributions on the Enable Series A Preferred Units included in Other Income (Expense), net shown above; and

•	a $14 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds.

These increases were partially offset by:

• a $319 million decrease in gains on marketable securities; and

•a $6 million decrease in miscellaneous other non-operating income included in Other Income (Expense), net shown above.

Income Tax Expense. CenterPoint Energy reported an effective tax rate of (69%) and 37% for the years ended December 31, 2017 and 2016, respectively. The effective tax rate of (69%) was primarily due to the remeasurement of CenterPoint Energy’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. See Note 15 to the consolidated financial statements for a more in-depth discussion of the 2017 impacts of the TCJA.

HOUSTON ELECTRIC CONSOLIDATED RESULTS OF OPERATIONS

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

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues	$3,234	$2,998	$3,059
Expenses	2,609	2,361	2,407
Operating Income	625	637	652
Interest and other finance charges	(138)	(128)	(126)
Interest on Securitization Bonds	(59)	(77)	(91)
Other expense, net	(3)	(8)	(10)
Income before income taxes	425	424	425
Income tax expense (benefit)	89	(9)	149
Net income	$336	$433	$276

2018 Compared to 2017

Net Income.  Houston Electric reported net income of $336 million for 2018 compared to $433 million for 2017.

The decrease of $97 million in net income was primarily due to the following key factors:

•
a $98 million increase in income tax expense, resulting from a reduction in income tax expense of $158 million due to tax reform in 2017, discussed further in Note 15 to the consolidated financial statements, offset by a $60 million decrease in income tax expense primarily due to a reduction in the corporate income tax rate resulting from the TCJA in 2018; and

•	an $10 million increase in interest expense due to higher outstanding other long-term debt.

These decreases to net income were partially offset by the following:

•	a $5 million decrease in non-service cost components of net periodic pension and post-retirement costs included in Other expense, net shown above; and

•
an $8 million increase in TDU operating income resulting from a $7 million increase discussed below in Results of Operations by Reportable Segment and increased usage of $1 million, primarily due to a return to more normal weather, which was not offset by the weather hedge loss recorded on CenterPoint Energy.

Income Tax Expense.  Houston Electric reported an effective tax rate of 21% and (2%) for the years ended December 31, 2018 and 2017, respectively. The effective tax rate of 21% is primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA and the amortization of EDIT.

2017 Compared to 2016

Net Income.  Houston Electric reported net income of $433 million for 2017 compared to $276 million for 2016.

The increase of $157 million in net income was primarily due to the following key factors:

•	a $158 million decrease in income tax expense due to a reduction in the corporate income tax rate resulting from the TCJA; and

•
a $1 million increase in TDU operating income resulting from a $1 million decrease discussed below in Results of Operations by Reportable Segment, which was more than offset by increased usage of $2 million, primarily due to a return to more normal weather, which was not offset by the weather hedge loss recorded on CenterPoint Energy.

This increase in net income was partially offset by a $2 million increase in interest expense due to higher outstanding other long-term debt.

Income Tax Expense.  Houston Electric reported an effective tax rate of (2%) and 35% for the years ended December 31, 2017 and 2016, respectively. The effective tax rate of (2%) was primarily due to the remeasurement of Houston Electric’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. See Note 15 to the consolidated financial statements for a more in-depth discussion of the 2017 impacts of the TCJA.

CERC CONSOLIDATED RESULTS OF OPERATIONS

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

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues	$7,343	$6,603	$4,454
Expenses	7,121	6,136	4,113
Operating Income	222	467	341
Interest and other finance charges	(122)	(123)	(122)
Other expense, net	(8)	(25)	(20)
Income from continuing operations before income taxes	92	319	199
Income tax expense (benefit)	22	(265)	81
Income from continuing operations	70	584	118
Income from discontinued operations, net of tax	138	161	127
Net Income	$208	$745	$245

2018 Compared to 2017

Net Income.  CERC reported net income of $208 million for 2018 compared to $745 million for 2017.

The decrease in net income of $537 million was primarily due to the following key factors:

•
a $287 million increase in income tax expense, resulting from a reduction in income tax expense of $396 million due to tax reform in 2017, discussed further in Note 15 to the consolidated financial statements, offset by a $109 million decrease in income tax expense primarily due to lower income from continuing operations and a reduction in the corporate income tax rate resulting from the TCJA in 2018;

•	a $245 million decrease in operating income, discussed below by reportable segment in Results of Operations by Reportable Segment; and

•	a $23 million decrease in income from discontinued operations, net of tax, due to the Internal Spin discussed further in Note 11 to the consolidated financial statements.

These decreases were partially offset by:

•	a $12 million decrease in the non-service cost components of net periodic pension and post-retirement costs included in Other expense, net shown above;

•	a $5 million increase in miscellaneous other non-operating income included in Other expense, net shown above; and

•	a $1 million decrease in interest expense due to lower outstanding long-term debt.

Income Tax Expense. CERC’s effective tax rate reported on income from continuing operations was 24% and (83%) for the years ended December 31, 2018 and 2017, respectively. The effective tax rate of 24% on income from continuing operations is primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA and the amortization of EDIT.

2017 Compared to 2016

Net Income.  CERC reported net income of $745 million for 2017 compared to net income of $245 million for 2016.

The increase in net income of $500 million was primarily due to the following key factors:

•
a $346 million decrease in income tax expense, resulting from a reduction in income tax expense of $396 million due to tax reform, discussed further in Note 15 to the consolidated financial statements, offset by a $50 million increase in income tax expense primarily due to higher income from continuing operations year-over-year;

•	a $126 million increase in operating income discussed below in Results of Operations by Reportable Segment; and

•	a $34 million increase in income from discontinued operations, net of tax, discussed further in Notes 11 and 15 to the consolidated financial statements.

These increases were partially offset by:

•	a $5 million decrease in miscellaneous other non-operating income included in Other Income, net shown above; and

•
a $1 million increase in interest expense due to the issuance of $300 million of unsecured senior notes and higher weighted average commercial paper interest rates discussed further in Note 14 to the consolidated financial statements.

Income Tax Expense. CERC’s effective tax rate reported on income from continuing operations was (83%) and 41% for the years ended December 31, 2017 and 2016, respectively. The effective tax rate of (83%) on income from continuing operations is primarily due to the remeasurement of CERC’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. See Note 15 to the consolidated financial statements for a more in-depth discussion of the 2017 impacts of the TCJA.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

As of December 31, 2018, reportable segments by Registrant are as follows:

Registrant	Electric Transmission & Distribution	Natural Gas Distribution	Energy Services	Midstream Investments	Other Operations
CenterPoint Energy	X	X	X	X	X
Houston Electric	X
CERC		X	X		X

The following table presents operating income (loss) for each reportable segment for 2018, 2017 and 2016.  Included in revenues by reportable segment below are intersegment sales, which are accounted for as if the sales were to third parties at current market prices. These revenues are eliminated during consolidation. See Note 19 to the consolidated financial statements for details of reportable segments by registrant.

Operating Income (Loss) by Reportable Segment

	Year Ended December 31,
	2018	2017	2016
	(in millions)
CenterPoint Energy
Electric Transmission & Distribution	$623	$636	$653
Natural Gas Distribution	266	348	321
Energy Services	(47)	126	21
Other Operations	(11)	26	28
Total CenterPoint Energy Consolidated Operating Income	$831	$1,136	$1,023
Houston Electric
Electric Transmission & Distribution (1)	$625	$637	$652
CERC
Natural Gas Distribution	$266	$348	$321
Energy Services	(47)	126	21
Other Operations	3	(7)	(1)
Total CERC Consolidated Operating Income	$222	$467	$341

(1)
Excludes weather hedge gain (loss) of $(2) million, $(1) million and $1 million recorded on CenterPoint Energy. See Note 9(a) to the consolidated financial statements for more information on the weather hedge.

Electric Transmission & Distribution (CenterPoint Energy and Houston Electric)

The following table provides summary data of the Electric Transmission & Distribution reportable segment:

	Year Ended December 31,
	2018	2017	2016
Revenues:	(in millions, except throughput and customer data)
TDU	$2,638	$2,588	$2,507
Bond Companies	594	409	553
Total revenues	3,232	2,997	3,060
Expenses:
Operation and maintenance, excluding Bond Companies	1,444	1,397	1,330
Depreciation and amortization, excluding Bond Companies	386	395	384
Taxes other than income taxes	240	235	231
Bond Companies	539	334	462
Total expenses	2,609	2,361	2,407
Operating Income	$623	$636	$653
Operating Income:
TDU	$568	$561	$562
Bond Companies (1)	55	75	91
Total segment operating income	$623	$636	$653
Throughput (in GWh):
Residential	30,405	29,703	29,586
Total	90,409	88,636	86,829
Number of metered customers at end of period:
Residential	2,198,225	2,164,073	2,129,773
Total	2,485,370	2,444,299	2,403,340

(1)	Represents the amount necessary to pay interest on the Securitization Bonds.

2018 Compared to 2017.  The Electric Transmission & Distribution reportable segment reported operating income of $623 million for 2018, consisting of $568 million from the TDU and $55 million related to the Bond Companies. For 2017, operating income totaled $636 million, consisting of $561 million from the TDU and $75 million related to the Bond Companies.

TDU operating income increased $7 million primarily due to the following key factors:

•	higher transmission-related revenues of $37 million, exclusive of the TCJA, and lower transmission costs billed by transmission providers of $32 million;

•	customer growth of $31 million from the addition of over 41,000 customers;

•	rate increases of $36 million related to distribution capital investments, exclusive of the TCJA;

•	higher equity return of $32 million, primarily related to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months;

•	higher miscellaneous revenues of $9 million largely due to right-of-way and fiber and wireless revenues; and

•	higher usage of $8 million, primarily due to a return to more normal weather.

These increases to operating income were partially offset by the following:

•	increased operation and maintenance expenses of $79 million, excluding transmission costs billed by transmission providers, primarily due to the following:

◦	contract services of $24 million, largely due to increased resiliency spend and services related to fiber and wireless;

◦	support services of $23 million, primarily related to technology projects;

◦	labor and benefits costs of $14 million;

◦	other miscellaneous operation and maintenance expenses of $12 million; and

◦	damage claims from third parties of $6 million;

•
lower revenues of $79 million due to the recording of a regulatory liability and a corresponding decrease to revenue of $31 million reflecting the difference in revenues collected under customer rates at the pre-TCJA tax rate and the revenues that would have been collected had rates been adjusted to the lower corporate tax rate upon TCJA enactment and lower revenues of $48 million due to lower transmission and distribution rate filings as a result of the TCJA; and

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $17 million.

Lower depreciation and amortization expenses related to AMS of $21 million were offset by a corresponding decrease in related revenues.

2017 Compared to 2016.  The Electric Transmission & Distribution reportable segment reported operating income of $636 million for 2017, consisting of $561 million from the TDU and $75 million related to the Bond Companies. For 2016, operating income totaled $653 million, consisting of $562 million from the TDU and $91 million related to the Bond Companies.

TDU operating income decreased $1 million primarily due to the following key factors:

•	lower equity return of $22 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months;

•	higher depreciation, primarily because of ongoing additions to plant in service, and other taxes of $20 million;

•	higher operation and maintenance expenses of $18 million, primarily due to higher labor and benefits costs of $10 million and corporate support services expenses of $8 million;

•	lower usage of $15 million; and

•lower miscellaneous revenues, including right-of-way, of $10 million.

These decreases to operating income were partially offset by the following:

•	rate increases of $47 million related to distribution capital investments;

•customer growth of $32 million from the addition of almost 41,000 customers; and

•	higher transmission-related revenues of $61 million, partially offset by transmission costs billed by transmission providers of $56 million.

Natural Gas Distribution (CenterPoint Energy and CERC)

The following table provides summary data of the Natural Gas Distribution reportable segment:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except throughput and customer data)
Revenues	$2,967	$2,639	$2,409
Expenses:
Natural gas	1,467	1,164	1,008
Operation and maintenance	803	722	696
Depreciation and amortization	277	260	242
Taxes other than income taxes	154	145	142
Total expenses	2,701	2,291	2,088
Operating Income	$266	$348	$321
Throughput (in Bcf):
Residential	186	151	152
Commercial and industrial	285	261	259
Total Throughput	471	412	411
Number of customers at end of period:
Residential	3,246,277	3,213,140	3,183,538
Commercial and industrial	260,033	256,651	255,806
Total	3,506,310	3,469,791	3,439,344

2018 Compared to 2017.  The Natural Gas Distribution reportable segment reported operating income of $266 million for 2018 compared to $348 million for 2017.

Operating income decreased $82 million primarily as a result of the following key factors:

•
lower revenue of $47 million, associated with the recording of a regulatory liability and a corresponding decrease to revenue in certain jurisdictions of $14 million reflecting the difference in revenues collected under customer rates at the pre-TCJA tax rates and the revenues that would have been collected had rates been adjusted to the lower corporate tax rate upon TCJA enactment and lower filing amounts of $33 million associated with the lower corporate tax rate as a result of the TCJA;

•	higher operation and maintenance expenses of $41 million, primarily consisting of:

◦	materials and supplies, contracts and services and bad debt expenses of $15 million;

◦	support services expenses of $16 million, primarily related to technology projects; and

◦	other miscellaneous operation and maintenance expenses of $10 million;

•
higher labor and benefits costs of $30 million, resulting from the recording in 2017 of regulatory assets (and a corresponding reduction in expense) to recover $16 million of prior post-retirement expenses in future rates established in the Texas Gulf rate order and additional maintenance activities;

•	increased depreciation and amortization expense of $17 million, primarily due to ongoing additions to plant-in-service;

•	decreased revenue of $10 million, primarily driven by timing of weather normalization adjustments; and

•	higher other taxes of $2 million, primarily due to higher property taxes.

These decreases were partially offset by:

•	rate increases of $46 million, primarily in the Texas, Minnesota and Arkansas jurisdictions, exclusive of the TCJA impact discussed above;

•	an increase in non-volumetric revenues of $10 million; and

•	a $10 million increase associated with customer growth from the addition of over 36,000 customers.

Increased operation and maintenance expense related to energy efficiency programs of $10 million and increased other taxes expense related to gross receipt taxes of $7 million were offset by a corresponding increase in the related revenues.

2017 Compared to 2016.  The Natural Gas Distribution reportable segment reported operating income of $348 million for 2017 compared to $321 million for 2016.

Operating income increased $27 million primarily as a result of the following key factors:

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

These increases were partially offset by:

•
higher operation and maintenance expenses of $18 million, primarily due to increased bad debt expenses of $7 million, increased contract services of $7 million and increased insurance costs of $3 million; and

•	increased depreciation and amortization expense, primarily due to ongoing additions to plant-in-service, and other taxes of $16 million.

Increased operation and maintenance expense related to energy efficiency programs of $13 million and decreased other taxes expense related to gross receipt taxes of $5 million were offset by a corresponding increase or decrease in the related revenues.

Energy Services (CenterPoint Energy and CERC)

The following table provides summary data of the Energy Services reportable segment:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except throughput and customer data)
Revenues	$4,521	$4,049	$2,099
Expenses:
Natural gas	4,453	3,816	2,011
Operation and maintenance	96	86	58
Depreciation and amortization	16	19	7
Taxes other than income taxes	3	2	2
Total expenses	4,568	3,923	2,078
Operating Income (Loss)	$(47)	$126	$21

Timing impacts related to mark-to-market gain (loss) (1)	$(110)	$79	$(21)

Throughput (in Bcf)	1,355	1,200	777

Number of customers at end of period (2)	30,000	31,000	30,000

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)
These numbers do not include approximately 65,000, 72,000 and 60,100 natural gas customers as of December 31, 2018, 2017 and 2016, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

2018 Compared to 2017. The Energy Services reportable segment reported an operating loss of $47 million for 2018 compared to operating income of $126 million for 2017.

Operating income decreased $173 million as a result of the following key factors:

•	a $189 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins; and

•
an $10 million increase in operation and maintenance expenses, attributable to increased technology expenses, higher contract and services expense related to pipeline integrity testing, higher support services and legal expenses.

These decreases were partially offset by the following:

•
a $22 million increase in margin due to increased opportunities to optimize natural gas supply costs through storage and transportation capacity, primarily in the first quarter of 2018, and incremental volumes from customers. Realized commercial opportunities attributable to the Continuum and AEM acquisitions and colder than normal weather in several regions of the United States, primarily in the first quarter of 2018, drove incremental sales volumes; and

•	a $5 million increase in margin due to increased revenues from energy delivery to customers through CEIP interconnect projects and MES’ portable natural gas supply services.

2017 Compared to 2016. The Energy Services reportable segment reported operating income of $126 million for 2017 compared to $21 million for 2016. The increase in operating income of $105 million was primarily due to a $100 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. A weather-driven spike in natural gas prices at the end of 2017 caused the accrual of an unusually high mark-to-market asset, expected to be substantially reversed in the first quarter of 2018 as natural gas prices normalize. Operating income in 2017 also included approximately $5 million of expenses related to the acquisition and integration of AEM. The remaining increase in operating income was primarily due to increased throughput related to the acquisition of AEM in 2017.

Midstream Investments (CenterPoint Energy)

The following table provides pre-tax equity income of the Midstream Investments reportable segment:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Equity earnings from Enable, net	$307	$265	$208

Other Operations (CenterPoint Energy and CERC)

The following table shows the operating income (loss) of CenterPoint Energy’s Other Operations reportable segment:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues	$15	$14	$15
Expenses	26	(12)	(13)
Operating Income (Loss)	$(11)	$26	$28

2018 Compared to 2017. CenterPoint Energy’s Other Operations reportable segment reported an operating loss of $11 million for 2018 compared to operating income of $26 million for 2017. Operating income decreased $37 million primarily due to costs related to the Merger.

2017 Compared to 2016. CenterPoint Enegy’s Other Operations reportable segment reported operating income of $26 million for 2017 compared to $28 million for 2016. Operating income decreased $2 million primarily due to increased operating expenses, partially offset by decreased depreciation and amortization.

The following table shows the operating income (loss) of CERC’s Other Operations reportable segment:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues	$1	$—	$1
Expenses	(2)	7	2
Operating Income (Loss)	$3	$(7)	$(1)

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$2,136	$1,115	$814	$1,417	$905	$278	$1,923	$1,102	$512
Investing activities	(1,207)	(911)	(697)	(1,257)	(776)	(346)	(1,034)	(951)	42
Financing activities	3,053	(108)	(104)	(245)	(236)	79	(808)	(69)	(553)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities:

	Year Ended December 31,
	2018 compared to 2017			2017 compared to 2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(63)	$154	$(243)	$141	$(22)	$215
Changes in working capital	604	57	595	(545)	(189)	(474)
Change in equity in earnings from Enable, net of distributions (1)	225	—	—	(57)	—	—
Changes related to discontinued operations (2)	—	—	176	—	—	—
Higher pension contribution	(21)	—	—	(39)	—	—
Other	(26)	(1)	8	(6)	14	25
	$719	$210	$536	$(506)	$(197)	$(234)

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

(2)	See Notes 2(c) and 11 to the consolidated financial statements for a discussion of CERC’s discontinued operations.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities:

	Year Ended December 31,
	2018 compared to 2017			2017 compared to 2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of marketable securities	$398	$—	$—	$(178)	$—	$—
Acquisitions, net of cash acquired	132	—	132	(30)	—	(30)
Net change in capital expenditures	(225)	(47)	(120)	(12)	(13)	4
Investment in Enable Series A Preferred Units	—	—	—	363	—	—
Net change in notes receivable from unconsolidated affiliates	—	(96)	(114)	(363)	192	—
Change in distributions from Enable in excess of cumulative earnings	(267)	—	—	—	—	—
Changes related to discontinued operations (1)	—	—	(250)	—	—	(363)
Other	12	8	1	(3)	(4)	1
	$50	$(135)	$(351)	$(223)	$175	$(388)

(1)	See Notes 2(c) and 11 to the consolidated financial statements for a discussion of CERC’s discontinued operations.

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities:

	Year Ended December 31,
	2018 compared to 2017			2017 compared to 2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(1,892)	$—	$(1,017)	$(120)	$—	$(21)
Increased proceeds from issuances of preferred stock	1,740	—	—	—	—	—
Increased proceeds from issuance of Common Stock	1,844	—	—	—	—	—
Net changes in long-term debt outstanding, excluding commercial paper	2,126	77	851	503	(123)	73
Net changes in reacquired debt	5	—	5	17	—	(5)
Net changes in debt issuance costs	(34)	(1)	(1)	(4)	3	(4)
Net changes in short-term borrowings	(43)	—	(43)	9	—	9
Distributions to ZENS note holders	(398)	—	—	178	—	—
Increased payment of Common Stock dividends	(38)	—	—	(18)	—	—
Increased payment of preferred stock dividends	(11)	—	—	—	—	—
Net change in notes payable from affiliated companies	—	(119)	(1,140)	—	372	570
Contribution from parent	—	200	922	—	(374)	(34)
Dividend to parent	—	(29)	241	—	(45)	42
Other	(1)	—	(1)	(2)	—	2
	$3,298	$128	$(183)	$563	$(167)	$632

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure for electric and natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for 2019 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Merger consideration for Vectren acquisition (1)	$5,982	$—	$—
Estimated capital expenditures (2)	2,432	979	714
Change in control debt redemption (1)	759	—	—
Scheduled principal payments on Securitization Bonds	458	458	—
Minimum contributions to pension plans and other post-retirement plans	110	10	4
Maturing Vectren senior notes	60	—	—

(1)
On February 1, 2019, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. In conjunction with the consummation of the Merger, $759 million of debt at Vectren was redeemed due to the change in control. For further discussion of the Merger, see Note 4 to the consolidated financial statements.

(2)	CenterPoint Energy’s estimated capital expenditures include estimated capital expenditures for Vectren and its subsidiaries as of the closing of the Merger.

The Registrants expect that anticipated 2019 cash needs will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt (including Houston Electric’s January 2019 issuance of $700 million aggregate principal amount of general mortgage bonds), anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and with respect to CenterPoint Energy, distributions from Enable. In addition, if CenterPoint Energy decides to sell Enable common units that it owns in the public equity markets or otherwise in 2019 (reducing the amount of future distributions CenterPoint Energy receives from Enable to the extent of any such sales), any net proceeds received from such sales could provide a source for CenterPoint Energy’s remaining 2019 cash needs. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets, additional credit facilities and any sales of CenterPoint Energy’s Enable common units may not, however, be available on acceptable terms.

The following table sets forth the Registrants’ actual capital expenditures by reportable segment for 2018 and estimates of the Registrants’ capital expenditures currently planned for projects for 2019 through 2023:

	2018	2019	2020	2021	2022	2023
CenterPoint Energy	(in millions)
Electric Transmission & Distribution	$952	$979	$1,028	$1,178	$979	$980
Natural Gas Distribution	638	673	678	691	694	711
Energy Services	20	40	16	15	39	13
Other Operations	110	71	39	33	34	35
Vectren and its subsidiaries (1)	—	669	740	867	1,056	896
Total	$1,720	$2,432	$2,501	$2,784	$2,802	$2,635
Houston Electric (2)	$952	$979	$1,028	$1,178	$979	$980
CERC
Natural Gas Distribution	$638	$673	$678	$691	$694	$711
Energy Services	20	40	16	15	39	13
Other Operations	—	1	—	—	—	—
Total	$658	$714	$694	$706	$733	$724

(1)	Vectren 2019 capital expenditures reflect capital expenditure estimates for the period February through December 2019 only.

(2)	Houston Electric consists of a single reportable segment, Electric Transmission & Distribution.

The following table sets forth estimates of the Registrants’ contractual obligations as of December 31, 2018, including payments due by period but does not include any amounts for Vectren or its subsidiaries:

Contractual Obligations	Total	2019	2020-2021	2022-2023	2024 and thereafter
	(in millions)
CenterPoint Energy
Securitization Bonds	$1,435	$458	$442	$375	$160
Other long-term debt (1)	7,798	—	1,495	1,510	4,793
Interest payments — Securitization Bonds (2)	125	46	51	24	4
Interest payments — other long-term debt (2)	4,482	350	679	541	2,912
Operating leases (3)	36	6	11	7	12
Benefit obligations (4)	—	—	—	—	—
Non-trading derivative liabilities	131	126	5	—	—
Commodity and other commitments (5)	3,058	454	773	385	1,446
Total contractual cash obligations (6)	$17,065	$1,440	$3,456	$2,842	$9,327

Contractual Obligations	Total	2019	2020-2021	2022-2023	2024 and thereafter
	(in millions)
Houston Electric
Securitization Bonds	$1,435	$458	$442	$375	$160
Other long-term debt (1)	3,281	—	402	500	2,379
Interest payments — Securitization Bonds (2)	125	46	51	24	4
Interest payments — other long-term debt (2)	2,150	132	255	226	1,537
Non-trading derivative liabilities	24	24	—	—	—
Operating leases (3)	1	1	—	—	—
Benefit obligations (4)	—	—	—	—	—
Total contractual cash obligations (6)	$7,016	$661	$1,150	$1,125	$4,080
CERC
Long-term debt	$2,371	$—	$593	$510	$1,268
Interest payments — long-term debt (1)	1,488	111	209	153	1,015
Operating leases (3)	32	5	9	7	11
Benefit obligations (4)	—	—	—	—	—
Non-trading derivative liabilities	107	102	5	—	—
Commodity and other commitments (5)	3,058	454	773	385	1,446
Total contractual cash obligations (6)	$7,056	$672	$1,589	$1,055	$3,740

(1)
ZENS obligations are included in the 2024 and thereafter column at their contingent principal amount as of December 31, 2018 of $93 million.  These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($540 million as of December 31, 2018), as discussed in Note 12 to the consolidated financial statements.

(2)
The Registrants calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, the Registrants calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, the Registrants used interest rates in place as of December 31, 2018. The Registrants typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 16(c) to the consolidated financial statements.

(4)	See Note 8(g) to the consolidated financial statements for information on the Registrants’ expected contributions to pension plans and other postretirement plans in 2019.

(5)	For a discussion of commodity and other commitments, please read Note 16(a) to the consolidated financial statements.

(6)
This table does not include estimated future payments for expected future AROs. These payments are primarily estimated to be incurred after 2024. See Note 3(c) to the consolidated financial statements for further information.

Off-Balance Sheet Arrangements

Other than Houston Electric’s first mortgage bonds and general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy (see Note 14 to the consolidated financial statements) and operating leases, the Registrants have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project (CenterPoint Energy and Houston Electric)

Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project reported to the PUCT in December 2018 were $281 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. Houston Electric applied for interim recovery of project costs incurred through July 31, 2018, which were not already included in rates in a filing with the PUCT in September 2018 and received approval for interim recovery in November 2018. Final approval by the PUCT of the project costs is expected to occur in Houston Electric’s next base rate case, which is anticipated to be filed in April 2019.

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of a transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line to be located in the counties of Brazoria, Matagorda and Wharton. On December 12, 2017, Houston Electric received approval from ERCOT. In September 2018, Houston Electric filed a certificate of convenience and necessity application with the PUCT that included capital cost estimates for the project that ranged from approximately $482-$695 million, which were higher than the initial cost estimates. The revised project cost estimates include additional costs associated with the routing of the line to mitigate environmental and other land use impacts and structure design to address soil and coastal wind conditions. The actual capital costs of the project will depend on those factors as well as other factors, including land acquisition costs, construction costs and the ultimate route approved by the PUCT. On the request of the PUCT, ERCOT intervened in the proceeding and performed a re-evaluation of the cost-effectiveness of the proposed project. Based on that re-evaluation, ERCOT’s recommended transmission option for the project remains unchanged. Houston Electric anticipates that the PUCT will issue a final decision on the certificate of convenience and necessity application in the fourth quarter of 2019.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its EECRF. CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Arkansas, Louisiana, Mississippi and Oklahoma (FRP, RSP, RRA and PBRC, respectively), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR, respectively). The recently acquired Vectren entities are also routinely involved in rate change applications before regulatory authorities.  However, disclosures related to rate change applications for Vectren entities during 2018 have not been included in the table below. The table below reflects significant applications pending or completed during 2018 and to date in 2019 for the Registrants.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TCOS	N/A	February 2018	April 2018	April 2018
Revised TCOS annual revenue application approved in November 2017 by a reduction of $41.6 million to recognize a decrease in the federal income tax rate, amortize certain EDIT balances and adjust rate base by EDIT attributable to new plant since the last rate case, all of which are related to the TCJA.

TCOS	$40.8	May 2018	July 2018	July 2018
Requested an increase of $285 million to rate base and reflects a $40.8 million annual increase in current revenues. Also reflects a one-time refund of $6.6 million in excess federal income tax collected from January to April 2018.

TCOS	2.4	September 2018	November 2018	November 2018	Requested an increase of $15.4 million to rate base and reflects a $2.4 million annual increase in current revenues.
EECRF	8.4	June 2018	March 2019	December 2018	The PUCT issued a final order in December 2018 approving recovery of 2019 EECRF of $39.5 million, including an $8.4 million performance bonus.
DCRF	30.9	April 2018	September 2018	August 2018
Unanimous settlement agreement approved by the PUCT in August 2018 results in incremental annual revenue of $30.9 million. It results in a $120.6 million annual revenue requirement effective September 1, 2018. The settlement agreement also reflects an approximately $39 million decrease resulting from the 21% federal income tax rate, a $20 million decrease to return to customers the reserve recorded recognizing this decrease in the federal income tax rate from January 25, 2018 through August 31, 2018 and a $19.2 million decrease related to the unprotected EDIT. Effective September 1, 2019, the reserve amount returned to customers ends. In December 2018, Houston Electric filed an updated DCRF tariff to adjust the interim DCRF rates to reflect the difference between the $20 million estimated tax-expense regulatory liability and the $23.4 million actual tax-expense regulatory liability recorded by Houston Electric.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - South Texas (Railroad Commission)
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

CenterPoint Energy and CERC - Beaumont/East Texas, Houston and Texas Coast (Railroad Commission)
GRIP	14.7	March 2018	July 2018	June 2018
Based on net change in invested capital of $70.0 million and reflects a $14.7 million annual increase in current revenues, net of an approximate $1.0 million decrease from the federal income tax rate reduction as a result of the TCJA.

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

CenterPoint Energy and CERC - Arkansas (APSC)
FRP	13.2	August 2018	October 2018	September 2018
Based on ROE of 9.5% as approved in the last rate case and reflects a $13.2 million annual increase in current revenues, excluding the effects of the TCJA. The annual increase is reduced from TCJA impacts by approximately $8.1 million, which include the effects of a lower federal income tax rate and amortization of EDIT balances.

CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	6.1	December 2018	December 2018	February 2019
Based on ROE of 9.95% and the 21% federal income tax rate and reflects a $6.1 million annual increase in current revenues. Other impacts of the TCJA, which were calculated outside the band, reduced the annual increase by approximately $4 million. Interim rates were implemented in December 2018. Final rates were implemented February 2019 upon receipt of the LPSC’s final order. The LPSC also approved the refund of $5.6 million of other TCJA impacts over a three month period, beginning January 31, 2019.

CenterPoint Energy and CERC - Minnesota (MPUC)
Rate Case	3.9	August 2017	November 2018	July 2018
Includes a proposal to extend decoupling beyond current expiration date of June 2018. Interim rates reflecting an annual increase of $47.8 million were effective October 1, 2017. A unanimous settlement agreement was filed in March 2018, subject to MPUC approval. The settlement agreement increases base rates by $3.9 million, makes decoupling a permanent part of the tariff, incorporates the impact of the decrease in the federal income tax rate and amortization of EDIT balances (approximately $20 million) and establishes or continues tracker recovery mechanisms that account for approximately $13.3 million in the initial filing. The MPUC voted to approve the settlement and a formal order was issued on July 20, 2018.  Final rates (and the refund of interim rates that exceed final rates) were implemented beginning November 1, 2018.

Decoupling	(13.8)	September 2018	September 2018	January 2019
Represents revenue over-recovery of $21.9 million recorded for and during the period July 1, 2017 through June 30, 2018 offset by the rate and prior period adjustments totaling $8.1 million recorded in 2018.

CIP	12.5	May 2018	September 2018	September 2018	Annual reconciliation filing for program year 2017 and includes performance bonus of $12.5 million which was recorded in September 2018.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	3.2	May 2018	November 2018	November 2018	Based on authorized ROE of 9.144% and a capital structure of 50% debt and 50% equity and reflects a $3.2 million annual increase in revenues.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC	5.4	March 2018	October 2018	October 2018
Based on ROE of 10% and reflects a $5.4 million annual increase in revenues.  As a result of the final order, all EDIT was removed from the PBRC calculation.  Protected EDIT amortization will begin to be refunded in April 2019 via one-time annual bill credits.  Unprotected EDIT will be refunded over a five-year period via annual bill credits which began in October 2018.

(1)	Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

For the Registrants, federal income tax expense is included in the rates approved by state commissions and local municipalities and charged by those utilities to consumers. As the Registrants file general rate cases and other periodic rate adjustments, the impacts of the TCJA (including the lower tax rate and the calculation and amortization of EDIT), along with other increases and decreases in their revenue requirements, will be incorporated into the Registrants’ future rates as allowed by IRS rules. The effect of any potential return of tax savings resulting from the TCJA to consumers may differ depending on how each regulatory body requires the Registrants to return such savings. Regulatory commissions across most of the Registrants’ jurisdictions have issued accounting orders to track or record a regulatory liability for (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates.

On January 25, 2018, the PUCT issued an accounting order in Project No. 47945 directing electric utilities, including Houston Electric, to record as a regulatory liability (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates. On February 13, 2018, Houston Electric and other likely parties to a future rate case announced a settlement that required Houston Electric to make (i) a TCOS filing by February 20, 2018 to reflect the change in the federal income tax rate for Houston Electric’s transmission rate base through July 31, 2017 (and such filing was timely submitted), (ii) a DCRF filing in April 2018 to reflect the change in the federal income tax rate for Houston Electric’s distribution rate base through December 31, 2017 (and such filing was timely submitted) and (iii) a full rate case filing by April 30, 2019. The settlement was presented to the PUCT during its open meeting on February 15, 2018. In response to the settlement, the PUCT did not proceed with a prior proposal to require Houston Electric to file a rate case in the summer of 2018. The PUCT also amended its prior accounting order to remove the requirement that utilities include carrying costs in the new regulatory liability. Additional information related to tax reform for Houston Electric is described in the table above.

On January 12, 2018, the APSC issued an order in Docket No. 18-006-U opening an investigatory docket into the TCJA and directing utilities, including CERC, to record as a regulatory liability the current and deferred impacts of the TCJA. On July 26, 2018, the APSC issued an order in the investigatory docket requiring CERC to (1) include the reduction in tax expense due to the January 1, 2018 change in the tax rate from 35% to 21% in the utility’s FRP as a reduction to the revenue requirement; this reduction will be reflected in the utility’s historical year netting process in the 2019 FRP filing; (2) file and include all unprotected EDIT, including plant-related unprotected EDIT, in a separate rider within 30 days and refund the entire balance before December 31, 2019; (3) include protected EDIT in the FRP and amortize such amount using the ARAM method; and (4) adjust all other riders impacted by the TCJA changes and apply carrying charges calculated using the pre-tax cost of capital of 6.44% for the amounts related to the TCJA within 30 days of the July 26, 2018 order. On August 24, 2018 CERC filed Rider TCJA in Docket No. 18-050- TF. This rider returns the entire unprotected EDIT of approximately $19 million over five months from October 2018 through February 2019. The GMES Rider, which is not currently in effect, was revised to reflect the effects of the TCJA. No other riders were impacted. On September 21, 2018, the APSC approved Rider TCJA as filed, with an effective date of October 1, 2018. On December 3, 2018, CERC filed an adjustment to Rider TCJA reflecting unprotected EDIT of approximately $17 million, as compared to the originally estimated amount of $19 million. This update reflects known amounts as a result of CNP’s 2017 corporate income tax filing. On December 21, 2018, the APSC approved the updated Rider TCJA effective through February 2019.

On October 5, 2018, the LPSC Staff filed its Final Report and Recommended Proposed Rule in Docket No. R-34754, which addresses the TCJA. The proposed rule recommends that CERC (1) adjust rates prospectively to reflect the new 21% federal corporate income tax rate; (2) refund to ratepayers 100% of federal corporate income taxes collected that are in excess of the new lower applicable tax rate plus carrying cost at the utility’s WACC over a 12-month period or other period approved by the LPSC; (3) accrue carrying charges on EDIT balances at the utility’s WACC until fully amortized, except to the extent ratepayers are receiving benefits of EDIT as a reduction to rate base; (4) amortize protected EDIT over ARAM and implement through an outside- the-band reduction in rates attributable to the annual amortization; and (5) amortize unprotected EDIT over 24 months or other period approved by the LPSC and implement through an outside-the-band reduction in rates or special tax rider. The LPSC Staff presented this proposed rule to the LPSC for vote at the October 26, 2018 Business & Executive Session. The interim RSP rates, protected EDIT impacts and the reduction of corporate income tax were implemented on December 26, 2018. On January 16, 2019, the LPSC approved the TCJA impacts implemented in December and a separate TCJA rider to return the unprotected EDIT and excess funds collected over a three-month period, which began on January 31, 2019, as provided in the final order issued February 1, 2019.

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

FERC Revised Policy Statement and NOPR (CenterPoint Energy and CERC)

On March 15, 2018, the FERC addressed treatment of federal income tax allowances in FERC-regulated pipeline rates. The FERC issued a Revised Policy Statement stating that it will no longer permit pipelines organized as MLPs to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC. On July 18, 2018, the FERC issued an order denying requests for rehearing of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. On September 14, 2018, MRT, filed a Petition for Review. That case remains undecided.

On March 15, 2018, the FERC also proposed, in a NOPR, the method by which it would apply the Revised Policy Statement to FERC-jurisdictional natural gas pipeline rates, as well as account for the corporate income tax rate reduction in the TCJA. On July 18, 2018, the FERC issued a final rule requiring FERC-regulated natural gas pipelines that have cost-based rates to make a filing providing certain cost and revenue information and then either propose to reduce or support current cost-based rates, or take no further action. The final rule is currently subject to requests for rehearing. On January 16, 2019, the FERC used this filing as the basis to open an investigation into the rates of Northern Natural Gas Company. CERC is a shipper on Northern Natural Gas Company’s pipeline system.

EGT, made its required filing on October 11, 2018, in which it asserted that no rate reduction is warranted. That filing remains subject to FERC review. MRT is not required to make such a filing as it is engaged in an ongoing rate case. As part of that rate case, FERC ordered the filings to conform to its tax policy. That order is currently subject to requests for rehearing. SESH, in which Enable owns a 50% interest, made its required filing in November 2018 and a limited rate reduction filing. With regard to FERC-jurisdictional rates on Enable’s crude oil pipelines, the FERC plans to address the Revised Policy Statement and corporate tax rate reduction in its next five-year review of the oil pipeline rate index, which will occur in 2020 and become effective July 1, 2021. At this time, we cannot predict the outcome of the final rule on Enable, but it could continue to adversely impact the rates Enable is permitted to charge its customers.

Other Matters

Credit Facilities

The Registrants may draw on their respective revolving credit facilities from time to time to provide funds used for general corporate and limited liability company purposes, including to backstop CenterPoint Energy’s and CERC’s commercial paper programs. The facilities may also be utilized to obtain letters of credit. For further details related to the Registrants’ revolving credit facilities, please see Note 14 to the consolidated financial statements.

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.5 billion as of December 31, 2018. As of February 12, 2019, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of February 12, 2019
Registrant/Subsidiary	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$3,300	$—	$6	$2,592	2.88%	March 2022
VUHI (2)	400	—	—	190	2.73%	July 2022
Vectren Capital Corp. (2)	200	37	—	—	3.63%	July 2022
Total CenterPoint Energy	3,900	37	6	2,782
Houston Electric	300	—	4	—	—	March 2022
CERC (3)	900	—	1	—	—	March 2022
Total	$5,100	$37	$11	$2,782

(1)
Pursuant to the amendment entered into in May 2018, the aggregate commitments under the CenterPoint Energy revolving credit facility increased to $3.3 billion on October 5, 2018 due to the satisfaction of certain conditions, including the termination of the Bridge Facility. For further information, see Note 4 to the consolidated financial statements.

(2)	Vectren’s outstanding short-term and long-term debt on the closing date of the Merger became debt of CenterPoint Energy.

(3)	Issued by CERC Corp.

Borrowings under each of the revolving credit facilities are subject to customary terms and conditions. However, there is no requirement that the borrower makes representations prior to borrowing as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the revolving credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the revolving credit facilities, the spread to LIBOR and the commitment fees fluctuate based on the borrower’s credit rating. The borrowers are currently in compliance with the various business and financial covenants in the three revolving credit facilities.

Long-term Debt

For detailed information about the Registrants’ debt issuances in 2018 and to date in 2019, see Note 14 to the consolidated financial statements.

Vectren Debt

As a result of the Merger, Vectren’s outstanding short-term and long-term debt on the closing date of the Merger became debt of CenterPoint Energy, which included debt of Vectren and its subsidiaries with maturities ranging from 2019 to 2055 and containing customary covenants for investment grade debt.

Securities Registered with the SEC

On January 31, 2017, the Registrants filed a joint shelf registration statement with the SEC, as amended on September 24, 2018, registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on January 31, 2020. For information related to the Registrants’ debt and equity security issuances in 2018 and to date in 2019, see Notes 13 and 14 to the consolidated financial statements.

Temporary Investments

As of February 12, 2019, the Registrants had no temporary investments.

Money Pool

The Registrants participate in a money pool through which they and certain of their subsidiaries can borrow or invest on a short-term basis. CNP Midstream cannot borrow from the money pool but can invest in it. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. The money pool may not provide sufficient funds to meet the Registrants’ cash needs.

The table below summarizes money pool activity by participant as of February 12, 2019:

	Weighted Average Interest Rate	Houston Electric	CERC	CNP Midstream
		(in millions)
Money pool investments	2.92%	$485	$27	$293

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the Registrants’ credit facilities is based on their credit ratings. On January 28, 2019, in anticipation of the closing of the Merger, Moody’s downgraded CenterPoint Energy’s senior unsecured debt rating to Baa2 from Baa1 and changed the rating outlook for CenterPoint Energy to stable from negative. On February 1, 2019, as a result of the closing of the Merger, S&P lowered its issuer credit rating on CenterPoint Energy’s senior unsecured debt to BBB from BBB+. S&P also lowered its issuer credit ratings on Houston Electric and CERC Corp. to BBB+ from A- in each case, affirmed the A credit rating on Houston Electric’s senior secured debt and lowered the credit rating on CERC’s senior unsecured debt to BBB+ from A-.  Additionally, S&P removed the issuer credit ratings for each Registrant from CreditWatch and changed the rating outlooks to stable. As of February 12, 2019, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of the Registrants:

	Moody’s		S&P		Fitch
Registrant/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
Houston Electric Senior Secured Debt	A1	Stable	A	Stable	A+	Stable
CERC Senior Unsecured Debt (4)	Baa1	Positive	BBB+	Stable	BBB+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

(4)	Issued by CERC Corp.

As of February 12, 2019, Moody’s and S&P had assigned the following credit ratings to CenterPoint Energy’s Vectren entities:

	Moody’s		S&P
Company/Instrument	Rating	Outlook (1)	Rating	Outlook (2)
Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable
VUHI Senior Unsecured Debt	A2	Negative	BBB+	Stable
Indiana Gas Senior Unsecured Debt	A2	Negative	BBB+	Stable
SIGECO Senior Secured Debt	Aa3	Negative	A	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

The Registrants cannot assure that the ratings set forth above will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. The Registrants note that these credit ratings are included for informational purposes and are not recommendations to buy, sell or hold the Registrants’ securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of the Registrants’ credit ratings could have a material adverse impact on the Registrants’ ability to obtain short- and long-term financing, the cost of such financings and the execution of the Registrants’ commercial strategies.

A decline in credit ratings could increase borrowing costs and other fees under the Registrants’ revolving credit facilities. As a result of the January 28, 2019 and February 1, 2019 credit ratings downgrade of CenterPoint Energy at Moody’s and S&P, respectively, commitment fees on undrawn balances under CenterPoint Energy’s revolving credit facility of $3.3 billion as of December 31, 2018 are expected to increase by approximately $2 million annually.  Additionally, as a result of the February 1, 2019 credit rating downgrades of CERC at S&P, commitment fees on undrawn balances under CERC’s revolving credit facility of $0.9 billion as of December 31, 2018 are expected to increase by less than $1 million annually.  If the Registrants’ credit ratings had been further downgraded one notch by each of Moody’s and S&P from the ratings that existed immediately after February 1, 2019, the impact on the borrowing costs under the respective revolving credit facilities would not have been material.

CES, a wholly-owned subsidiary of CERC Corp. operating in the Energy Services reportable segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United

States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of December 31, 2018, the amount posted by CES as collateral aggregated approximately $36 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. CenterPoint Energy and CERC estimate that as of December 31, 2018, unsecured credit limits extended to CES by counterparties aggregated $268 million, and none of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $186 million as of December 31, 2018. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on December 31, 2018, deferred taxes of approximately $438 million would have been payable in 2018. If all the shares of ZENS-Related Securities had been sold on December 31, 2018, capital gains taxes of approximately $90 million would have been payable in 2018 based on 2018 tax rates in effect. For additional information about ZENS, see Note 12 to the consolidated financial statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of their credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

Additionally, CenterPoint Energy may also reduce its ownership in Enable over time through sales in the public equity markets, or otherwise, of the Enable common units it holds, subject to market conditions. CenterPoint Energy’s ability to execute any sale of Enable common units is subject to a number of uncertainties, including the timing, pricing and terms of any such sale. Any sales of Enable common units CenterPoint Energy owns could have an adverse impact on the price of Enable common units or on any trading market for Enable common units. Further, CenterPoint Energy’s sales of Enable common units may have an adverse impact on Enable’s ability to issue equity on satisfactory terms, or at all, which may limit its ability to expand operations or make future acquisitions. Any reduction in CenterPoint Energy’s interest in Enable would result in decreased distributions from Enable and decrease income, which may adversely impact its ability to meet its payment obligations and pay dividends on its Common

Stock. Further, any sales of Enable common units would result in a significant amount of taxes due. There can be no assurances that any sale of Enable common units in the public equity markets or otherwise will be completed. Any sale of Enable common units in the public equity markets or otherwise may involve significant costs and expenses, including, in connection with any public offering, a significant underwriting discount. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from any completed sale or reduction in its investment in Enable.

Enable Midstream Partners (CenterPoint Energy and CERC)

In September 2018, CERC completed the Internal Spin, after which CERC’s equity investment in Enable met the criteria for discontinued operations classification. As a result, the operations have been classified as Income from discontinued operations, net of tax, in CERC’s Statements of Consolidated Income for the periods presented. For further information, see Note 11 to the consolidated financial statements.

CenterPoint Energy receives quarterly cash distributions from Enable on its common units and Enable Series A Preferred Units. A reduction in the cash distributions CenterPoint Energy receives from Enable could significantly impact CenterPoint Energy’s liquidity. For additional information about cash distributions from Enable, see Notes 11 and 22 to the consolidated financial statements.

Hedging of Interest Expense for Future Debt Issuances

From time to time, the Registrants may enter into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 9(a) to the consolidated financial statements.

Weather Hedge (CenterPoint Energy and CERC)

CenterPoint Energy and CERC have historically entered into partial weather hedges for certain NGD jurisdictions and electric operations’ service territory to mitigate the impact of fluctuations from normal weather. CenterPoint Energy and CERC remain exposed to some weather risk as a result of the partial hedges. For more information about weather hedges, see Note 9(a) to the consolidated financial statements.

Collection of Receivables from REPs (CenterPoint Energy and Houston Electric)

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity Houston Electric distributes to their customers. Before conducting business, a REP must register with the PUCT and must meet certain financial qualifications. Nevertheless, adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depend on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect Houston Electric’s cash flows. In the event of a REP’s default, Houston Electric’s tariff provides a number of remedies, including the option for Houston Electric to request that the PUCT suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, Houston Electric remain at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made against Houston Electric involving payments it had received from such REP. If a REP were to file for bankruptcy, Houston Electric may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, PUCT regulations authorize utilities, such as Houston Electric, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, the Registrants’ liquidity and capital resources could be affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including weather hedging arrangements, and natural gas purchases, natural gas price and natural gas storage activities of CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments;

•
acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased natural gas prices and concentration of natural gas suppliers (CenterPoint Energy and CERC);

•	increased costs related to the acquisition of natural gas (CenterPoint Energy and CERC);

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy and CERC);

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	slower customer payments and increased write-offs of receivables due to higher natural gas prices or changing economic conditions (CenterPoint Energy and CERC);

•	the outcome of litigation;

•	contributions to pension and postretirement benefit plans (CenterPoint Energy);

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of this report.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. For information about the total debt to capitalization financial covenants in the Registrants’ revolving credit facilities, see Note 14 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the presentation of the Registrants’ financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in the Registrants’ historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require the Registrants to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that the Registrants could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of their financial condition, results of operations or cash flows. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Registrants base their estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Registrants’ operating environment changes. The Registrants’ significant accounting policies are discussed in Note 2 to the consolidated financial statements. The Registrants believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the Audit Committee of CenterPoint Energy’s Board of Directors.

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. CenterPoint Energy’s and Houston Electric’s Electric Transmission & Distribution reportable segment and CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segment apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Registrants would be required to write off or write down these regulatory assets and liabilities.  For further detail on the Registrants’ regulatory assets and liabilities, see Note 7 to the consolidated financial statements.

Impairment of Long-Lived Assets, Including Identifiable Intangibles, Goodwill, Equity Method Investments, and Investments without a Readily Determinable Fair Value

The Registrants review the carrying value of long-lived assets, including identifiable intangibles, goodwill, equity method investments, and investments without a readily determinable fair value whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by accounting guidance for goodwill and other intangible assets.  Unforeseen events and changes in market conditions could have a material effect on the value of long-lived assets, including intangibles, goodwill, equity method investments, and investments without a readily determinable fair value due to changes in observable or estimated marked value, estimates of future cash flows, interest rate and regulatory matters and could result in an impairment charge. A loss in value of an equity method investment is recognized when the decline is deemed to be other than temporary. The Registrants recorded no impairments to goodwill, long-lived assets, including intangibles, equity method investment, or readily determinable fair value during 2018, 2017 and 2016.

CenterPoint Energy and CERC performed the annual goodwill impairment test in the third quarter of 2018 and determined, based primarily on the income approach, that no goodwill impairment charge was required for any reporting unit, which approximate the Registrants’ applicable reportable segments.

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

The determination of fair value requires significant assumptions by management which are subjective and forward-looking in nature. To assist in making these assumptions, CenterPoint Energy and CERC utilized a third-party valuation specialist in both determining and testing key assumptions used in the valuation of each of the reporting units. CenterPoint Energy and CERC based their assumptions on projected financial information that they believe is reasonable; however, actual results may differ materially from those projections. These projected cash flows factor in planned growth initiatives, and for CenterPoint Energy’s and CERC’s Natural Gas Distribution reporting unit, the regulatory environment. The fair values of CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reporting units significantly exceeded the carrying values.

Although there was not a goodwill asset impairment in the 2018 annual test, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if CenterPoint Energy’s market capitalization falls below book value for an extended period of time. No impairment triggers were identified subsequent to the 2018 annual test.

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

Pension and Other Retirement Plans

CenterPoint Energy sponsors pension and other retirement plans in various forms covering all employees who meet eligibility requirements. CenterPoint Energy uses several statistical and other factors that attempt to anticipate future events in calculating the expense and liability related to its plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as estimated by management, within certain guidelines. In addition, CenterPoint Energy’s actuarial consultants use subjective factors such as withdrawal and mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded. Please read “— Other Significant Matters — Pension Plans” for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2(r) to the consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect the Registrants.

OTHER SIGNIFICANT MATTERS

Pension Plans (CenterPoint Energy).  As discussed in Note 8(b) to the consolidated financial statements, CenterPoint Energy maintains a non-contributory qualified defined benefit pension plan covering substantially all employees. Employer contributions for the qualified plan are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes.

Under the terms of CenterPoint Energy’s pension plan, it reserves the right to change, modify or terminate the plan. CenterPoint Energy’s funding policy is to review amounts annually and contribute an amount at least equal to the minimum contribution required under ERISA.

Additionally, CenterPoint Energy maintains an unfunded non-qualified benefit restoration plan that allows participants to receive the benefits to which they would have been entitled under the non-contributory qualified pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

	Year Ended December 31,
	2018	2017	2016
CenterPoint Energy	(in millions)
Minimum funding requirements for qualified pension plan	$60	$39	$—
Employer contributions to the qualified pension plan	60	39	—
Employer contributions to the non-qualified benefit restoration plan	9	9	9

CenterPoint Energy expects to contribute a minimum of approximately $86 million to the qualified pension plan and contributions aggregating approximately $7 million to the non-qualified benefit restoration plan in 2019.

Changes in pension obligations and assets may not be immediately recognized as pension expense in CenterPoint Energy’s Statements of Consolidated Income, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension expense recorded in any period may not reflect the actual level of benefit payments provided to plan participants.

As the sponsor of a plan, CenterPoint Energy is required to (a) recognize on its Consolidated Balance Sheet as an asset a plan’s over-funded status or as a liability such plan’s under-funded status, (b) measure a plan’s assets and obligations as of the end of the fiscal year and (c) recognize changes in the funded status of the plans in the year that changes occur through adjustments to other comprehensive income and, when related to its rate-regulated utilities with recovery mechanisms, to regulatory assets.

The projected benefit obligation for all defined benefit pension plans was $2,013 million and $2,225 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the projected benefit obligation exceeded the market value of plan assets of CenterPoint Energy’s pension plans by $497 million. Changes in interest rates or the market values of the securities held by the plan during 2019 could materially, positively or negatively, change the funded status and affect the level of pension expense and required contributions.

Houston Electric and CERC participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. Pension cost and the impact to pre-tax earnings, after capitalization and regulatory impacts, by Registrant were as follows:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension cost	$61	$25	$22	$95	$42	$35	$102	$45	$37
Impact to pre-tax earnings	64	27	23	71	23	29	67	20	28

The calculation of pension cost and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2018, CenterPoint Energy’s qualified pension plan had an expected long-term rate of return on plan assets of 6.00%, which is unchanged from the rate assumed as of December 31, 2017. The expected rate of return assumption was developed using the targeted asset allocation of our plans and the expected return for each asset class. CenterPoint Energy regularly reviews its actual asset allocation and periodically rebalances plan assets to reduce volatility and better match plan assets and liabilities.

As of December 31, 2018, the projected benefit obligation was calculated assuming a discount rate of 4.35%, which is 0.70% higher than the 3.65% discount rate assumed as of December 31, 2017. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of CenterPoint Energy’s plan.

CenterPoint Energy’s actuarially determined pension and other postemployment expense for 2018 and 2017 that is greater or less than the amounts being recovered through rates in certain jurisdictions is deferred as a regulatory asset or liability, respectively.  Pension cost for 2019, including the benefit restoration plan, is estimated to be $93 million, of which CenterPoint Energy expects approximately $70 million to impact pre-tax earnings after effecting such deferrals and capitalization, based on an expected return on plan assets of 6.00% and a discount rate of 4.35% as of December 31, 2018. If the expected return assumption were lowered by 0.50% from 6.00% to 5.50%, 2019 pension cost would increase by approximately $7 million.

As of December 31, 2018, the pension plan projected benefit obligation, including the unfunded benefit restoration plan, exceeded plan assets by $497 million.  If the discount rate were lowered by 0.50% from 4.35% to 3.85%, the assumption change would increase CenterPoint Energy’s projected benefit obligation by approximately $98 million and decrease its 2019 pension cost by approximately $2 million. The expected reduction in pension cost due to the decrease in discount rate is a result of the expected correlation between the reduced interest rate and appreciation of fixed income assets in pension plans with significantly more fixed income instruments than equity instruments. In addition, the assumption change would impact CenterPoint Energy’s Consolidated Balance Sheets by increasing the regulatory asset recorded as of December 31, 2018 by $84 million and would result in a charge to comprehensive income in 2018 of $11 million, net of tax of $3 million, due to the increase in the projected benefit obligation.

Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plans will impact CenterPoint Energy’s future pension expense and liabilities. CenterPoint Energy cannot predict with certainty what these factors will be in the future.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Impact of Changes in Interest Rates, Equity Prices and Energy Commodity Prices

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in the Registrants’ consolidated financial statements. Most of the revenues and income from the Registrants’ business activities are affected by market risks. Categories of market risk include exposure to commodity prices through non-trading activities, interest rates and equity prices. A description of each market risk is set forth below:

•	Interest rate risk primarily results from exposures to changes in the level of borrowings and changes in interest rates.

•	Equity price risk results from exposures to changes in prices of individual equity securities (CenterPoint Energy).

•
Commodity price risk results from exposures to changes in spot prices, forward prices and price volatilities of commodities, such as natural gas, NGLs and other energy commodities (CenterPoint Energy and CERC).

Management has established comprehensive risk management policies to monitor and manage these market risks.

Interest Rate Risk

As of December 31, 2018, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $210 million and $1.8 billion as of December 31, 2018 and 2017, respectively. If the floating interest rates were to increase by 10% from December 31, 2018 rates, CenterPoint Energy’s combined interest expense would increase by approximately $1 million annually.

Houston Electric did not have any floating rate obligations as of either December 31, 2018 or 2017.

CERC’s floating rate obligations aggregated $210 million and $1.5 billion at December 31, 2018 and 2017, respectively. If the floating interest rates were to increase by 10% from December 31, 2018 rates, CERC’s combined interest expense would increase by approximately $1 million annually.

As of December 31, 2018 and 2017, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $9.0 billion and $7.0 billion, respectively, in principal amount and having a fair value of $9.2 billion and $7.5 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $286 million if interest rates were to decline by 10% from their levels as of December 31, 2018.

As of December 31, 2018 and 2017, Houston Electric had outstanding fixed-rate debt aggregating $4.8 billion and $4.8 billion, respectively, in principal amount and having a fair value of approximately $4.8 billion and $5.1 billion, respectively. Because these instruments are fixed-rate, they do not expose Houston Electric to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $158 million if interest rates were to decline by 10% from their levels as of December 31, 2018.

As of December 31, 2018 and 2017, CERC had outstanding fixed-rate debt aggregating $2.2 billion and $1.6 billion, respectively, in principal amount and having a fair value of $2.3 billion and $1.8 billion, respectively. Because these instruments are fixed-rate, they do not expose CERC to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $89 million if interest rates were to decline by 10% from their levels at December 31, 2018.

In general, such an increase in fair value would impact earnings and cash flows only if the Registrants were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 12 to the consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $24 million at December 31, 2018 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $3 million if interest rates were to decline by 10% from levels at December 31, 2018. Changes in the fair value of the derivative component, a $601 million recorded liability at December 31, 2018, are recorded in CenterPoint Energy’s Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2018 levels, the fair value of the derivative component liability would decrease by approximately $2 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 12 to the consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the December 31, 2018 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as an unrealized loss in CenterPoint Energy’s Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

CenterPoint Energy and CERC use derivative instruments as economic hedges to offset the commodity price exposure inherent in their businesses. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. CenterPoint Energy and CERC measure this commodity risk using a sensitivity analysis. For purposes of this analysis, CenterPoint Energy and CERC estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to their net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of December 31, 2018, the recorded fair value of CenterPoint Energy’s and CERC’s non-trading energy derivatives was a net asset of $12 million (before collateral), all of which is related to CenterPoint Energy’s and CERC’s Energy Services reportable segment. A $0.50 change in the forward NYMEX price would have had a combined impact of $7 million on CenterPoint Energy’s and CERC’s non-trading energy derivatives net asset and the market value of natural gas inventory.

Commodity price risk is not limited to changes in forward NYMEX prices. Variation of commodity pricing between the different indices used to mark to market portions of CenterPoint Energy’s and CERC’s natural gas inventory (Gas Daily) and the related fair value hedge (NYMEX) can result in volatility to CenterPoint Energy’s and CERC’s net income. Over time, any gains or losses on the sale of storage gas inventory would be offset by gains or losses on the fair value hedges.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2019

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Revenues:
Utility revenues	$6,163	$5,603	$5,440
Non-utility revenues	4,426	4,011	2,088
Total	10,589	9,614	7,528
Expenses:
Utility natural gas	1,410	1,109	983
Non-utility natural gas	4,364	3,785	1,983
Operation and maintenance	2,335	2,157	2,029
Depreciation and amortization	1,243	1,036	1,126
Taxes other than income taxes	406	391	384
Total	9,758	8,478	6,505
Operating Income	831	1,136	1,023
Other Income (Expense):
Gain (loss) on marketable securities	(22)	7	326
Gain (loss) on indexed debt securities	(232)	49	(413)
Interest and other finance charges	(361)	(313)	(338)
Interest on Securitization Bonds	(59)	(77)	(91)
Equity in earnings of unconsolidated affiliates, net	307	265	208
Other, net	50	(4)	(29)
Total	(317)	(73)	(337)
Income Before Income Taxes	514	1,063	686
Income tax expense (benefit)	146	(729)	254
Net Income	368	1,792	432
Preferred stock dividend requirement	35	—	—
Income Available to Common Shareholders	$333	$1,792	$432

Basic Earnings Per Common Share	$0.74	$4.16	$1.00

Diluted Earnings Per Common Share	$0.74	$4.13	$1.00

Weighted Average Common Shares Outstanding, Basic	449	431	431

Weighted Average Common Shares Outstanding, Diluted	452	434	434

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$368	$1,792	$432
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax expense (benefit) of ($2), $6 and ($4), respectively)	(10)	6	(7)
Net deferred gain (loss) from cash flow hedges (net of tax expense (benefit) of ($4), ($2), and $-0-, respectively)	(15)	(3)	1
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax expense of $-0-, $-0-, and $1, respectively)	—	—	1
Other comprehensive income (loss)	(25)	3	(5)
Comprehensive income	343	1,795	427
Preferred stock dividend requirement	35	—	—
Comprehensive income available to common shareholders	$308	$1,795	$427

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($335 and $230 related to VIEs, respectively)	$4,231	$260
Investment in marketable securities	540	960
Accounts receivable ($56 and $73 related to VIEs, respectively), less bad debt reserve of $18 and $19, respectively	1,190	1,000
Accrued unbilled revenues	378	427
Natural gas inventory	194	222
Materials and supplies	200	175
Non-trading derivative assets	100	110
Prepaid expense and other current assets ($34 and $35 related to VIEs, respectively)	192	241
Total current assets	7,025	3,395
Property, Plant and Equipment, net	14,044	13,057
Other Assets:
Goodwill	867	867
Regulatory assets ($1,059 and $1,590 related to VIEs, respectively)	1,967	2,347
Non-trading derivative assets	38	44
Investment in unconsolidated affiliates	2,482	2,472
Preferred units - unconsolidated affiliate	363	363
Other	223	191
Total other assets	5,940	6,284
Total Assets	$27,009	$22,736

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2018	December 31, 2017
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$39
Current portion of VIE Securitization Bonds long-term debt	458	434
Indexed debt, net	24	122
Current portion of other long-term debt	—	50
Indexed debt securities derivative	601	668
Accounts payable	1,240	963
Taxes accrued	204	181
Interest accrued	121	104
Dividends accrued	187	120
Non-trading derivative liabilities	126	20
Other	341	368
Total current liabilities	3,302	3,069
Other Liabilities:
Deferred income taxes, net	3,239	3,174
Non-trading derivative liabilities	5	4
Benefit obligations	796	785
Regulatory liabilities	2,525	2,464
Other	402	357
Total other liabilities	6,967	6,784
Long-term Debt:
VIE Securitization Bonds, net	977	1,434
Other long-term debt, net	7,705	6,761
Total long-term debt, net	8,682	8,195
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized	—	—
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	—
Series B Preferred Stock, $0.01 par value, $978 aggregate liquidation preference, 977,500 shares outstanding	950	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 501,197,784 shares and 431,044,845 shares outstanding, respectively	5	4
Additional paid-in capital	6,072	4,209
Retained earnings	349	543
Accumulated other comprehensive loss	(108)	(68)
Total shareholders’ equity	8,058	4,688
Total Liabilities and Shareholders’ Equity	$27,009	$22,736

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash Flows from Operating Activities:
Net income	$368	$1,792	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,243	1,036	1,126
Amortization of deferred financing costs	48	24	26
Deferred income taxes	48	(770)	213
Unrealized loss (gain) on marketable securities	22	(7)	(326)
Loss (gain) on indexed debt securities	232	(49)	413
Write-down of natural gas inventory	2	—	1
Equity in earnings of unconsolidated affiliates, net of distributions	(40)	(265)	(208)
Pension contributions	(69)	(48)	(9)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	(154)	(216)	(117)
Inventory	1	(7)	34
Taxes receivable	—	30	142
Accounts payable	220	136	133
Fuel cost recovery	33	(85)	(72)
Non-trading derivatives, net	103	(84)	30
Margin deposits, net	5	(55)	101
Interest and taxes accrued	40	5	5
Net regulatory assets and liabilities	28	(107)	(60)
Other current assets	—	(3)	(25)
Other current liabilities	(24)	34	22
Other assets	6	(4)	(16)
Other liabilities	12	36	30
Other, net	12	24	48
Net cash provided by operating activities	2,136	1,417	1,923
Cash Flows from Investing Activities:
Capital expenditures	(1,651)	(1,426)	(1,414)
Acquisitions, net of cash acquired	—	(132)	(102)
Decrease in notes receivable - unconsolidated affiliate	—	—	363
Investment in preferred units - unconsolidated affiliate	—	—	(363)
Distributions from unconsolidated affiliates in excess of cumulative earnings	30	297	297
Proceeds from sale of marketable securities	398	—	178
Other, net	16	4	7
Net cash used in investing activities	(1,207)	(1,257)	(1,034)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(39)	4	(5)
Proceeds from (payments of) commercial paper, net	(1,543)	349	469
Proceeds from long-term debt, net	2,495	1,096	600
Payments of long-term debt	(484)	(1,211)	(1,218)
Loss on reacquired debt	—	(5)	(22)
Debt and equity issuance costs	(47)	(13)	(9)
Payment of dividends on Common Stock	(499)	(461)	(443)
Payment of dividends on preferred stock	(11)	—	—
Proceeds from issuance of Common Stock, net	1,844	—	—
Proceeds from issuance of preferred stock, net	1,740	—	—
Distribution to ZENS holders	(398)	—	(178)
Other, net	(5)	(4)	(2)
Net cash provided by (used in) financing activities	3,053	(245)	(808)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,982	(85)	81
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	296	381	300
Cash, Cash Equivalents and Restricted Cash at End of Year	$4,278	$296	$381
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2018			2017		2016
	Shares	Amount		Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of year	—	$—		—	$—	—	$—
Issuances of Series A Preferred Stock	1	790		—	—	—	—
Issuances of Series B Preferred Stock	1	950		—	—	—	—
Balance, end of year	2	1,740		—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	431	4		431	4	430	4
Issuances related to benefit and investment plans	—	—		—	—	1	—
Issuances of Common Stock	70	1		—	—	—	—
Balance, end of year	501	5		431	4	431	4
Additional Paid-in-Capital
Balance, beginning of year		4,209			4,195		4,180
Issuances related to benefit and investment plans		19			14		15
Issuances of Common Stock, net of issuance costs		1,844			—		—
Balance, end of year		6,072			4,209		4,195
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		543			(668)		(657)
Net income		368	0.000372		1,792		432
Common Stock dividends declared ($1.12, $1.3475 and $1.03 per share, respectively)		(523)			(581)		(443)
Series A Preferred Stock dividends declared ($32.1563, $-0- and $-0- per share, respectively)		(26)			—		—
Series B Preferred Stock dividends declared ($29.1667, $-0- and $-0- per share, respectively)		(28)			—		—
Adoption of ASU 2018-02		15			—		—
Balance, end of year		349			543		(668)
Accumulated Other Comprehensive Loss
Balance, beginning of year		(68)			(71)		(66)
Other comprehensive income (loss)		(25)			3		(5)
Adoption of ASU 2018-02		(15)			—		—
Balance, end of year		(108)			(68)		(71)
Total Shareholders’ Equity		$8,058			$4,688		$3,460

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2018 and 2017, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2019

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues	$3,234	$2,998	$3,059

Expenses:
Operation and maintenance	1,452	1,402	1,338
Depreciation and amortization	917	724	838
Taxes other than income taxes	240	235	231
Total	2,609	2,361	2,407
Operating Income	625	637	652

Other Income (Expense):
Interest and other finance charges	(138)	(128)	(126)
Interest on Securitization Bonds	(59)	(77)	(91)
Other, net	(3)	(8)	(10)
Total	(200)	(213)	(227)
Income Before Income Taxes	425	424	425
Income tax expense (benefit)	89	(9)	149
Net Income	$336	$433	$276

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$336	$433	$276
Other comprehensive income (loss):
Net deferred gain (loss) from cash flow hedges (net of tax expense (benefit) of ($4), $-0-, and $-0-)	(14)	(1)	1
Other comprehensive income (loss):	(14)	(1)	1
Comprehensive income	$322	$432	$277

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($335 and $230 related to VIEs, respectively)	$335	$238
Accounts and notes receivable, net ($56 and $73 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	283	284
Accounts and notes receivable—affiliated companies	20	7
Accrued unbilled revenues	110	120
Materials and supplies	135	119
Taxes receivable	5	—
Other ($34 and $35 related to VIEs, respectively)	61	62
Total current assets	949	830
Property, Plant and Equipment, net	8,402	7,863
Other Assets:
Regulatory assets ($1,059 and $1,590 related to VIEs, respectively)	1,124	1,570
Other	32	29
Total other assets	1,156	1,599
Total Assets	$10,507	$10,292

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$458	$434
Accounts payable	262	243
Accounts and notes payable—affiliated companies	78	104
Taxes accrued	115	116
Interest accrued	64	65
Non-trading derivative liabilities	24	—
Other	89	120
Total current liabilities	1,090	1,082
Other Liabilities:
Deferred income taxes, net	1,023	1,059
Benefit obligations	91	146
Regulatory liabilities	1,298	1,263
Other	65	54
Total other liabilities	2,477	2,522
Long-Term Debt, net:
VIE Securitization Bonds, net	977	1,434
Other long-term debt, net	3,281	2,885
Total long-term debt, net	4,258	4,319
Commitments and Contingencies (Note 16)
Member’s Equity:
Common stock	—	—
Paid-in capital	1,896	1,696
Retained earnings	800	673
Accumulated other comprehensive loss	(14)	—
Total member’s equity	2,682	2,369
Total Liabilities and Member’s Equity	$10,507	$10,292

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash Flows from Operating Activities:
Net income	$336	$433	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	917	724	838
Amortization of deferred financing costs	11	13	14
Deferred income taxes	(38)	(98)	(34)
Changes in other assets and liabilities:
Accounts and notes receivable, net	11	(73)	(1)
Accounts receivable/payable–affiliated companies	20	(46)	63
Inventory	(16)	15	(1)
Accounts payable	(1)	59	(4)
Taxes receivable	(5)	6	53
Interest and taxes accrued	(2)	7	4
Non-trading derivatives, net	5	—	—
Net regulatory assets and liabilities	(97)	(148)	(110)
Other current assets	(2)	(6)	(6)
Other current liabilities	(26)	16	21
Other assets	(3)	13	(8)
Other liabilities	17	(4)	(4)
Other, net	(12)	(6)	1
Net cash provided by operating activities	1,115	905	1,102
Cash Flows from Investing Activities:
Capital expenditures	(922)	(875)	(862)
Decrease (increase) in notes receivable–affiliated companies	—	96	(96)
Other, net	11	3	7
Net cash used in investing activities	(911)	(776)	(951)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	398	298	600
Payments of long-term debt	(434)	(411)	(590)
Dividend to parent	(209)	(180)	(135)
Increase (decrease) in notes payable–affiliated companies	(59)	60	(312)
Debt issuance costs	(4)	(3)	(6)
Contribution from parent	200	—	374
Net cash used in financing activities	(108)	(236)	(69)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	96	(107)	82
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	274	381	299
Cash, Cash Equivalents and Restricted Cash at End of the Year	$370	$274	$381

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,696		1,696		1,322
Contribution from parent		200		—		374
Balance, end of year		1,896		1,696		1,696
Retained Earnings
Balance, beginning of year		673		420		279
Net income		336		433		276
Dividend to parent		(209)		(180)		(135)
Balance, end of year		800		673		420
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year		—		1		—
Other comprehensive income (loss)		(14)		(1)		1
Balance, end of year		(14)		—		1
Total Member’s Equity		$2,682		$2,369		$2,117

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2018 and 2017, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2019

We have served as the Company’s auditor since 1997.

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues:
Utility revenues	$2,931	$2,606	$2,380
Non-utility revenues	4,412	3,997	2,074
Total	7,343	6,603	4,454

Expenses:
Utility natural gas	1,410	1,109	983
Non-utility natural gas	4,364	3,785	1,983
Operation and maintenance	898	816	754
Depreciation and amortization	293	279	249
Taxes other than income taxes	156	147	144
Total	7,121	6,136	4,113
Operating Income	222	467	341

Other Income (Expense):
Interest and other finance charges	(122)	(123)	(122)
Other, net	(8)	(25)	(20)
Total	(130)	(148)	(142)
Income From Continuing Operations Before Income Taxes	92	319	199
Income tax expense (benefit)	22	(265)	81
Income From Continuing Operations	70	584	118
Income from discontinued operations (net of tax expense of $46, $104, and $81, respectively)	138	161	127
Net Income	$208	$745	$245

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$208	$745	$245
Other comprehensive income (loss):
Adjustment to postretirement and other postemployment plans (net of tax expense (benefit) of $1, $4 and ($4))	1	4	(6)
Net deferred loss from cash flow hedges (net of tax expense (benefit) of $-0-, ($1), and $-0-, respectively)	(1)	(1)	—
Other comprehensive income (loss)	—	3	(6)
Comprehensive income	$208	$748	$239

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$14	$12
Accounts receivable, less bad debt reserve of $17 million and $18 million, respectively	894	713
Accrued unbilled revenue	268	307
Accounts and notes receivable — affiliated companies	120	6
Material and supplies	65	56
Natural gas inventory	194	222
Non-trading derivative assets	100	110
Prepaid expenses and other current assets	115	166
Total current assets	1,770	1,592
Property, Plant and Equipment, Net	5,226	4,852
Other Assets:
Goodwill	867	867
Regulatory Assets	181	181
Non-trading derivative assets	38	44
Investment in unconsolidated affiliates - discontinued operations	—	2,472
Other	132	104
Total other assets	1,218	3,668
Total Assets	$8,214	$10,112

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS, cont.

	December 31,
	2018	2017
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$—	$39
Accounts payable	856	669
Accounts and notes payable–affiliated companies	50	611
Taxes accrued	82	75
Interest accrued	38	32
Customer deposits	75	76
Non-trading derivative liabilities	102	20
Other	137	137
Total current liabilities	1,340	1,659

Other Liabilities:
Deferred income taxes, net	406	362
Deferred income taxes, net - discontinued operations	—	927
Non-trading derivative liabilities	5	4
Benefit obligations	93	97
Regulatory liabilities	1,227	1,201
Other	329	297
Total other liabilities	2,060	2,888

Long-Term Debt	2,371	2,457

Commitments and Contingencies (Note 16)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,015	2,528
Retained earnings	423	574
Accumulated other comprehensive income	5	6
Total stockholder’s equity	2,443	3,108

Total Liabilities and Stockholder’s Equity	$8,214	$10,112

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash Flows from Operating Activities:
Net income	$208	$745	$245
Less: Income from discontinued operations, net of tax	138	161	127
Income from continuing operations	70	584	118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	279	249
Amortization of deferred financing costs	9	9	9
Deferred income taxes	31	(224)	56
Write-down of natural gas inventory	2	—	1
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(155)	(143)	(122)
Accounts receivable/payable–affiliated companies	9	—	4
Inventory	17	(22)	34
Accounts payable	163	64	117
Fuel cost recovery	33	(85)	(72)
Interest and taxes accrued	—	(41)	26
Non-trading derivatives, net	98	(82)	29
Margin deposits, net	5	(55)	101
Net regulatory assets and liabilities	50	(27)	—
Other current assets	4	2	(19)
Other current liabilities	(3)	15	2
Other assets	5	(8)	(21)
Other liabilities	6	6	(2)
Other, net	1	6	2
Net cash provided by operating activities from continuing operations	638	278	512
Net cash provided by operating activities from discontinued operations	176	—	—
Net cash provided by operating activities	814	278	512
Cash Flows from Investing Activities:
Capital expenditures	(633)	(513)	(517)
Acquisitions, net of cash acquired	—	(132)	(102)
Increase in notes receivable–affiliated companies	(114)	—	—
Other, net	3	2	1
Net cash used in investing activities from continuing operations	(744)	(643)	(618)
Net cash provided by investing activities from discontinued operations	47	297	660
Net cash provided by (used in) investing activities	(697)	(346)	42
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(39)	4	(5)
Proceeds from (payments of) commercial paper, net	(688)	329	350
Proceeds from long-term debt	599	298	—
Payments of long-term debt	—	(550)	(325)
Dividends to parent	(360)	(601)	(643)
Debt issuance costs	(5)	(4)	—
Loss on reacquired debt	—	(5)	—
Contribution from parent	960	38	72
Increase (decrease) in notes payable–affiliated companies	(570)	570	—
Other, net	(1)	—	(2)
Net cash provided by (used in) financing activities from continuing operations	(104)	79	(553)
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(104)	79	(553)
Net Increase in Cash, Cash Equivalents and Restricted Cash	13	11	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	12	1	—
Cash, Cash Equivalents and Restricted Cash at End of Year	$25	$12	$1

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,528		2,489		2,417
Contribution from parent		960		38		72
Capital distribution to parent associated with Internal Spin		(1,473)		—		—
Other		—		1		—
Balance, end of year		2,015		2,528		2,489
Retained Earnings
Balance, beginning of year		574		430		828
Net income		208		745		245
Dividend to parent		(360)		(601)		(643)
Adoption of ASU 2018-02		1		—		—
Balance, end of year		423		574		430
Accumulated Other Comprehensive Income
Balance, beginning of year		6		3		9
Other comprehensive income (loss)		—		3		(6)
Adoption of ASU 2018-02		(1)		—		—
Balance, end of year		5		6		3
Total Stockholder’s Equity		$2,443		$3,108		$2,922

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Background

No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

General. Included in this combined Form 10-K are the Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Combined Notes to the Consolidated Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated.

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable as described below. As of December 31, 2018, CenterPoint Energy’s operating subsidiaries, Houston Electric and CERC, owned and operated electric transmission and distribution and natural gas distribution facilities and supplied natural gas to commercial and industrial customers and electric and natural gas utilities.

•	Houston Electric engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston; and

•
CERC Corp. (i) owns and operates natural gas distribution systems in six states and (ii) obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in over 30 states through its wholly-owned subsidiary, CES.

As of December 31, 2018, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 54.0% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

On April 21, 2018, CenterPoint Energy entered into the Merger Agreement to acquire Vectren for approximately $6 billion in cash. On February 1, 2019, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren. For further information about the closing of the Merger, see Note 4.

For a description of CenterPoint Energy’s and CERC’s reportable segments, see Note 19. Houston Electric consists of a single reportable segment, Electric Transmission & Distribution.

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

The accounts of the Registrants and their wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation.

As of December 31, 2018, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy remote special purpose entities that were formed solely for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

(c)	Equity and Investments without a Readily Determinable Fair Value (CenterPoint Energy and CERC)

CenterPoint Energy and CERC generally use the equity method of accounting for investments in entities in which they have an ownership interest between 20% and 50% and exercise significant influence. CenterPoint Energy and CERC also use the equity method for investments in which they have ownership percentages greater than 50%, when they exercise significant influence, do not have control and are not considered the primary beneficiary, if applicable.

Under the equity method, CenterPoint Energy and CERC adjust their investments each period for contributions made, distributions received, respective shares of comprehensive income and amortization of basis differences, as appropriate. CenterPoint Energy and CERC evaluate their equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CenterPoint Energy and CERC consider distributions received from equity method investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classify these distributions as operating activities in their respective Statements of Consolidated Cash Flows. CenterPoint Energy and CERC consider distributions received from equity method investments in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and classify these distributions as investing activities in their respective Statements of Consolidated Cash Flows.

On September 4, 2018, CERC completed the Internal Spin of its equity investment in Enable and Enable GP. For further information regarding the Internal Spin, see Note 11.

Investments without a readily determinable fair value will be measured at cost, less impairment, plus or minus observable prices changes of an identical or similar investment of the same issuer.

(d)	Revenues

The Registrants record revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on actual AMS data, daily supply volumes and applicable rates. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. For further discussion, see Note 5.

(e) Long-lived Assets and Intangibles Subject to Amortization

The Registrants record property, plant and equipment at historical cost and expense repair and maintenance costs as incurred.

The Registrants periodically evaluate long-lived assets, including property, plant and equipment, and specifically identifiable intangibles subject to amortization, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets.

(f) Regulatory Assets and Liabilities

The Registrants apply the guidance for accounting for regulated operations to the Electric Transmission & Distribution reportable segment and the Natural Gas Distribution reportable segment. The Registrants’ rate-regulated subsidiaries may collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings.

The Registrants’ rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. In addition, a portion of the amount of removal costs collected from customers that relate to AROs has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for AROs.

For further detail on the Registrants’ regulatory assets and liabilities, see Note 7.

(g) Depreciation and Amortization Expense

The Registrants compute depreciation and amortization using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of certain regulatory assets and other intangibles.

(h) Capitalization of Interest and AFUDC

The Registrants capitalize interest and AFUDC as a component of projects under construction and amortize over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates.

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest and AFUDC debt (1)	$8	$6	$2	$9	$6	$2	$8	$6	$2
AFUDC equity (2)	12	10	2	11	10	1	7	6	1

(1)	Included in Interest and other finance charges on the Registrants’ respective Statements of Consolidated Income.

(2)	Included in Other Income (Expense) on the Registrants’ respective Statements of Consolidated Income.

(i) Income Taxes

Houston Electric and CERC are included in CenterPoint Energy’s U.S. federal consolidated income tax return. Houston Electric and CERC report their income tax provision on a separate entity basis pursuant to a tax sharing agreement with CenterPoint Energy.  Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy.

The Registrants use the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established against deferred tax assets for which management believes realization is not considered to be more likely than not. The Registrants recognize interest and penalties as a component of income tax expense (benefit), as applicable, in their respective Statements of Consolidated Income. CenterPoint Energy reports the income tax provision associated with its interest in Enable in income tax expense (benefit) in its Statements of Consolidated Income.

On December 22, 2017, President Trump signed into law comprehensive tax reform legislation informally called the Tax Cuts and Jobs Acts, or TCJA, which resulted in significant changes to federal tax laws effective January 1, 2018. See Note 15 for further discussion of the impacts of tax reform implementation.

To the extent certain EDIT of the Registrants’ rate-regulated subsidiaries may be recoverable or payable through future rates, regulatory assets and liabilities have been recorded, respectively.

The Registrants use the portfolio approach to recognize income tax effects on other comprehensive income from accumulated other comprehensive income.

(j) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the outstanding accounts receivable, as well as the bad debt write-offs experienced in the past, and establishes an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered.

The table below summarizes the Registrants’ provision for doubtful accounts for 2018, 2017 and 2016:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Provision for doubtful accounts	$16	$—	$16	$14	$1	$13	$7	$—	$7

(k) Inventory

The Registrants’ inventory consists principally of materials and supplies and, for CERC, natural gas. Materials and supplies are valued at the lower of average cost or market.  Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Natural gas inventories of CERC’s Energy Services business segment at locations qualifying for and utilizing the fair value hedge accounting election are valued at fair value; inventories at locations not qualifying for or not utilizing the fair value hedge accounting election are valued at the lower of average cost or market. During 2018, 2017 and 2016, CERC recorded write-downs of natural gas inventory to the lower of average cost or market which are disclosed on the respective Statements of Consolidated Cash Flows.

(l) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business.  The Registrants utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows. Such derivatives are recognized in the Registrants’ Consolidated Balance Sheets at their fair value unless the Registrant elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or normal sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business.

CenterPoint Energy has a Risk Oversight Committee composed of corporate and reportable segment officers that oversees commodity price, weather and credit risk activities, including the Registrants’ marketing, risk management services and hedging activities. The committee’s duties are to establish the Registrants’ commodity risk policies, allocate board-approved commercial risk limits, approve the use of new products and commodities, monitor positions and ensure compliance with the Registrants’ risk management policies and procedures and limits established by CenterPoint Energy’s Board of Directors.

The Registrants’ policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

(m) Investments in Equity Securities (CenterPoint Energy and CERC)

CenterPoint Energy and CERC report equity securities at estimated fair value in their respective Consolidated Balance Sheets, and any unrealized holding gains and losses are recorded as Other Income (Expense) in their respective Statements of Consolidated Income.

(n) Environmental Costs

The Registrants expense or capitalize environmental expenditures, as appropriate, depending on their future economic benefit. The Registrants expense amounts that relate to an existing condition caused by past operations that do not have future economic benefit. The Registrants record undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated.

(o) Cash and Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Bond Companies (VIEs) solely to support servicing the Securitization Bonds as of December 31, 2018 and 2017 are reflected on CenterPoint Energy’s and Houston Electric’s Consolidated Balance Sheets.

In connection with the issuance of Securitization Bonds, CenterPoint Energy and Houston Electric were required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. For more information on restricted cash see Note 20.

(p) Preferred Stock and Dividends

Preferred stock is evaluated to determine balance sheet classification, and all conversion and redemption features are evaluated for bifurcation treatment. Proceeds received net of issuance costs are recognized on the settlement date. Cash dividends become a liability once declared. Income available to common stockholders is computed by deducting from net income the dividends accumulated and earned during the period on cumulative preferred stock.

(q) Purchase Accounting

The Registrants evaluate acquisitions to determine when a set of acquired activities and assets represent a business.  When control of a business is obtained, the Registrants apply the acquisition method of accounting and record the assets acquired, liabilities assumed and any non-controlling interest obtained based on fair value at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the net assets acquired is recorded as goodwill. The results of operations of the acquired business are included in the Registrants’ respective Statements of Consolidated Income beginning on the date of the acquisition.

(r) New Accounting Pronouncements

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
Transition method: modified retrospective

January 1, 2018
Note 5 addresses the disclosure requirements. Adoption of the standard did not result in significant changes to revenue recognition. A substantial amount of the Registrants’ revenues are tariff and/or derivative based, which were not significantly impacted by these ASUs.

ASU 2017-05- Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This standard clarifies when and how to apply ASC 610-20, which was issued as part of ASU 2014-09. It amends or supersedes the guidance in ASC 350 and ASC 360 on determining a gain or loss recognized upon the derecognition of nonfinancial assets. This standard also eliminates industry specific guidance, including ASC 360-20 Property, Plant, and Equipment - Real Estate Sales, for the recognition of gains or losses upon the sale of in-substance real estate.
Transition method: modified retrospective
January 1, 2018
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
Transition method: cumulative-effect adjustment to beginning retained earnings, and two features prospective
January 1, 2018
The adoption of this standard did not have an impact on the Registrants’ financial position, results of operations or cash flows. The Registrants elected the practicability exception for investments without a readily determinable fair value to be measured at cost. This includes the Enable Series A Preferred Units owned by CenterPoint Energy, which were previously accounted for under the cost method. See Note 11 for further discussion.

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
Transition method: retrospective
January 1, 2018
The adoption did not have a material impact on the Registrants’ financial position, results of operations or disclosures. However, CenterPoint Energy’s and Houston Electric’s Statements of Consolidated Cash Flows reflect an increase in investing activities and a corresponding decrease in operating activities of $2 million, $4 million and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively, due to the requirement that cash proceeds from COLI policies be classified as cash inflows from investing activity.

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
Transition method: retrospective
January 1, 2018
The adoption of this standard did not have a material impact on the Registrants’ financial position, results of operations or disclosures. However, the Registrants’ respective Statements of Consolidated Cash Flows are reconciled to cash, cash equivalents and restricted cash, resulting in a decrease in investing activities of $11 million for each of CenterPoint Energy’s and CERC’s respective Statements of Consolidated Cash Flows for the year ended December 31, 2018. In addition, each of CenterPoint Energy and Houston Electric showed a decrease of $4 million and an increase of $5 million in investing activities for the years ended December 31, 2017 and 2016, respectively, in their respective Statements of Consolidated Cash Flows. See Note 20 for further discussion.

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
Transition method: retrospective for the presentation of the service cost component and other components; prospective for the capitalization of the service cost component
January 1, 2018
The adoption of this standard did not have a material impact on the Registrants’ financial position, results of operations, cash flows or disclosures; however, it resulted in the increases to operating income and corresponding decreases to other income reported in the table below. Other components of net periodic costs previously capitalized in assets are recorded as regulatory assets by the Registrants’ rate-regulated businesses prospectively from date of adoption.

ASU 2017-12- Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This standard, including standards amending this standard, expands an entity’s ability to hedge and account for risk components, reduces the complexity of applying certain aspects of hedge accounting and updates the presentation and disclosure requirements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness.
Transition method: cumulative-effect adjustment for elimination of the separate measurement of ineffectiveness; prospective for presentation and disclosure
July 1, 2018 Applicable January 1, 2018
The adoption of this standard did not have a material impact on the Registrants’ financial position, results of operations or cash flows. As a result of the adoption, the Registrants will no longer recognize ineffectiveness for derivatives designated as cash flow hedges; all changes in fair value will flow through other comprehensive income. As the Registrants did not have existing cash flow hedges as of the initial application date and the adoption date, no cumulative effective adjustment was recorded. Note 9 reflects disclosures modified upon adoption.

ASU 2018-02-Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and requires entities to provide certain disclosures regarding stranded tax effects.
Transition method: in the period of adoption
October 1, 2018
The adoption of this standard did not impact the Registrants’ results of operations or cash flows. As a result of the adoption, CenterPoint Energy and CERC elected to reclassify a stranded tax benefit of $15 million and $1 million, respectively, primarily related to benefit plans, from accumulated other comprehensive loss and income to Retained earnings on their respective Consolidated Balance Sheets. The reclassification only encompasses the change in the federal corporate income tax rate due to the TCJA.

ASU 2018-13- Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
This standard eliminates, modifies and adds certain disclosure requirements for fair value measurements.
Transition method: prospective for additions and one modification and retrospective for all other amendments
		Adoption of eliminations and modifications as of September 30, 2018; Additions will be adopted January 1, 2020	The adoption of this standard did not impact the Registrants’ financial position, results of operations or cash flows. Note 10 reflects the disclosures modified upon adoption.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2018-14-Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans	This standard eliminates, modifies and adds certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Transition method: retrospective	October 1, 2018	The adoption of this standard did not impact the Registrants’ financial position, results of operations, and cash flows. Note 8 reflects the disclosures modified upon adoption.

The table below reflects the impact of adoption of ASU 2017-07 (Compensation—Retirement Benefits (Topic 715)) on each of the Registrants’ respective Statements of Consolidated Income:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Increase to operating income	$47	$21	$11	$64	$26	$23	$64	$25	$23
Decrease to other income	47	21	11	64	26	23	64	25	23

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Effective Date	Financial Statement Impact upon Adoption
ASU 2016-02- Leases (Topic 842) and related amendments

ASU 2018-01- Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842

ASU 2018-10 - Codification Improvements to Topic 842, Leases

ASU 2018-11- Leases (Topic 842)-Targeted Improvements

ASU 2018-20- Leases (Topic 842)-Narrow-Scope Improvements for Lessors

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

ASU 2018-20 updates several narrow-scope changes for lessors, including sales taxes collected from lessees, lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components.
January 1, 2019 Early adoption is permitted
The Registrants have completed the identification of leases under the revised definition. In addition to expanded disclosure for lessees and lessors, which will include qualitative disclosures of the nature of the lease population and additional quantitative information, the Registrants expect to recognize approximately $30 million, $1 million and $28 million of right-of-use assets and lease liabilities on the statements of financial position of CenterPoint Energy, Houston Electric and CERC, respectively, on the date of adoption but do not expect a material impact on their results of operations and cash flows.

The Registrants elected the practical expedient for existing easements provided by ASU 2018-01, and the transition option to not apply the new lease standards in the comparative financial statements presented in the year of adoption provided by ASU 2018-11.

ASU 2016-13- Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard, including standards amending this standard, requires a new model called CECL to estimate credit losses for (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure based on historical information, current information and reasonable and supportable forecasts, including estimates of prepayments.
Transition method: modified retrospective

		January 1, 2020 Early adoption is permitted starting January 1, 2019	The Registrants are currently assessing the impact that this standard will have on their financial position, results of operations, cash flows and disclosures.

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Effective Date	Financial Statement Impact upon Adoption
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

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

		December 31, 2018			December 31, 2017
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
CenterPoint Energy	(in years)	(in millions)
Electric Transmission & Distribution	35	$12,148	$3,746	$8,402	$11,496	$3,633	$7,863
Natural Gas Distribution	28	7,257	2,128	5,129	6,735	1,968	4,767
Energy Services	27	121	43	78	102	35	67
Other property	26	741	306	435	698	338	360
Total		$20,267	$6,223	$14,044	$19,031	$5,974	$13,057
Houston Electric
Electric Transmission	45	$3,077	$650	$2,427	$2,767	$620	$2,147
Electric Distribution	33	7,524	2,553	4,971	7,178	2,522	4,656
Other transmission & distribution property	18	1,547	543	1,004	1,551	491	1,060
Total		$12,148	$3,746	$8,402	$11,496	$3,633	$7,863
CERC
Natural Gas Distribution	28	$7,257	$2,128	$5,129	$6,735	$1,968	$4,767
Energy Services	27	121	43	78	102	35	67
Other property	23	53	34	19	51	33	18
Total		$7,431	$2,205	$5,226	$6,888	$2,036	$4,852

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2018, 2017 and 2016:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Depreciation	$626	$342	$264	$619	$354	$243	$607	$349	$230
Amortization of securitized regulatory assets	531	531	—	329	329	—	455	455	—
Other amortization	86	44	29	88	41	36	64	34	19
Total	$1,243	$917	$293	$1,036	$724	$279	$1,126	$838	$249

(c) AROs

The Registrants recorded AROs associated with the removal of asbestos and asbestos-containing material in its buildings, including substation building structures. CenterPoint Energy and Houston Electric also recorded AROs relating to treated wood poles for electric distribution, distribution transformers containing PCB (also known as Polychlorinated Biphenyl), and underground fuel storage tanks. CenterPoint Energy and CERC also recorded AROs relating to gas pipelines abandoned in place. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

A reconciliation of the changes in the ARO liability recorded in Other non-current liabilities on each of the Registrants’ respective Consolidated Balance Sheets is as follows:

	December 31, 2018			December 31, 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning balance	$281	$35	$243	$205	$33	$169
Accretion expense (1)	10	1	9	8	1	7
Revisions in estimates (2)	(33)	(2)	(31)	68	1	67
Ending balance	$258	$34	$221	$281	$35	$243

(1)	Reflected in Regulatory assets on each of the Registrants’ respective Consolidated Balance Sheets.

(2)
In 2018, CenterPoint Energy and CERC reflected a decrease in their respective ARO liability which is primarily attributable to increases in the long-term interest rates used for discounting in the ARO calculation. In 2017, CenterPoint Energy and CERC reflected an increase in their respective ARO liability which is primarily attributable to decreases in the long-term interest rates used for discounting in the ARO calculation.

(4) Mergers and Acquisitions

Merger with Vectren (CenterPoint Energy)

On February 1, 2019 (the Merger Date), pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. Each share of Vectren common stock issued and outstanding immediately prior to the closing was canceled and converted into the right to receive $72.00 in cash per share, without interest. At the closing, each stock unit payable in Vectren common stock or whose value is determined with reference to the value of Vectren common stock, whether vested or unvested, was canceled with cash consideration paid therefor in accordance with the terms of the Merger Agreement. These amounts did not include a stub period cash dividend of $0.41145 per share, which was declared, with CenterPoint Energy’s consent, by Vectren’s board of directors on January 16, 2019, and paid to Vectren stockholders as of the record date of February 1, 2019. See Notes 13 and 14 for further details regarding the Merger financings.

Following the closing, shares of Vectren common stock, which previously traded under the ticker symbol “VVC” on the NYSE, ceased trading on and were delisted from the NYSE.

On the Merger Date, Vectren became a wholly-owned subsidiary of CenterPoint Energy. Vectren, through its wholly owned subsidiary, VUHI, holds three public utilities:

•	Indiana Gas provides energy delivery services to natural gas customers located in central and southern Indiana;

•
SIGECO provides energy delivery services to electric and natural gas customers located near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market; and

•	VEDO provides energy delivery services to natural gas customers located near Dayton in west-central Ohio.

Vectren is also involved in non-utility activities through two business units:

•	Infrastructure Services provides underground pipeline construction and repair services; and

•	ESG provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation and combined heat and power projects.

As of December 31, 2018, Vectren and its subsidiaries had outstanding $167 million of short-term debt and $2.2 billion of long-term debt, including current maturities. Vectren’s outstanding short-term and long-term debt on the closing date of the Merger became debt of CenterPoint Energy.

The Merger is anticipated to provide significant potential strategic benefits to CenterPoint Energy, including growth opportunities for more rate-regulated investment, more customers for existing products and services and additional products and services for existing customers. Additionally, CenterPoint Energy believes the Merger will increase geographic and business diversity as well as scale in attractive jurisdictions and economies.

The Merger is being accounted for in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the Merger Date. Due to the limited time between the Merger Date and this filing, CenterPoint Energy’s purchase price allocation for the assets acquired and the liabilities assumed in the Merger has not been completed. CenterPoint Energy will provide the required disclosures in the first quarter of 2019. The results of operations of Vectren will be reported in CenterPoint Energy’s consolidated financial statements beginning on the Merger Date.

CenterPoint Energy incurred transaction costs of $28 million and integration costs of $18 million in connection with the Merger for the year ended December 31, 2018, which were included in operation and maintenance expenses in CenterPoint Energy’s Statements of Consolidated Income.

Acquisition of AEM (CenterPoint Energy and CERC)

On January 3, 2017, CES completed the acquisition of AEM. After working capital adjustments, the final purchase price of $147 million was allocated to identifiable assets acquired and liabilities assumed based on their fair values on the acquisition date.

The goodwill of $5 million recorded as part of the acquisition primarily reflects the value of the complementary operational and geographic footprints, scale and expanded capabilities provided by the acquisition.

The fair value of the identifiable intangible assets and related useful lives included in the final purchase price allocation is as follows:

	Fair Value	Useful Life
	(in millions)	(in years)
Customer relationships	$25	15

The following unaudited pro forma financial information reflects the consolidated results of operations of CenterPoint Energy and CERC, assuming the AEM acquisition had taken place on January 1, 2016. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved had the acquisition taken place on the dates indicated or the future consolidated results of operations of the combined companies.

	Year Ended December 31,
	2017		2016
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Revenues	$9,614	$6,603	$8,541	$5,467
Net Income (1)	1,792	745	442	255

(1)
Net income for the year ended December 31, 2017 includes a reduction in income tax expense of $1,113 million and $396 million due to the TCJA for CenterPoint Energy and CERC, respectively. See Note 15 for further discussion of the impacts of tax reform implementation.

(5) Revenue Recognition

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

The following tables disaggregate revenues by reportable segment and major source:

	Year Ended December 31, 2018
	CenterPoint Energy					Houston Electric	CERC
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Total	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$3,235	$3,011	$493	$6	$6,745	$3,235	$3,011	$493	$1	$3,505
Derivatives income	(2)	(2)	4,028	—	4,024	—	(2)	4,028	—	4,026
Other (3)	(1)	(42)	—	9	(34)	(1)	(42)	—	—	(42)
Eliminations	—	(36)	(110)	—	(146)	—	(36)	(110)	—	(146)
Total revenues	$3,232	$2,931	$4,411	$15	$10,589	$3,234	$2,931	$4,411	$1	$7,343

	Year Ended December 31, 2017
	CenterPoint Energy					Houston Electric	CERC
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Total	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$3,001	$2,638	$480	$5	$6,124	$3,001	$2,638	$480	$—	$3,118
Derivatives income	(1)	—	3,569	—	3,568	—	—	3,569	—	3,569
Other (3)	(3)	1	—	9	7	(3)	1	—	—	1
Eliminations	—	(33)	(52)	—	(85)	—	(33)	(52)	—	(85)
Total revenues	$2,997	$2,606	$3,997	$14	$9,614	$2,998	$2,606	$3,997	$—	$6,603

	Year Ended December 31, 2016
	CenterPoint Energy					Houston Electric	CERC
	Electric Transmission & Distribution (1)	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Total	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$3,050	$2,368	$288	$5	$5,711	$3,050	$2,368	$288	$—	$2,656
Derivatives income	1	—	1,811	—	1,812	—	—	1,811	—	1,811
Other (3)	9	41	—	10	60	9	41	—	1	42
Eliminations	—	(29)	(26)	—	(55)	—	(29)	(26)	—	(55)
Total revenues	$3,060	$2,380	$2,073	$15	$7,528	$3,059	$2,380	$2,073	$1	$4,454

(1)	Reflected in Utility revenues in the Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Statements of Consolidated Income.

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

(6) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s goodwill by reportable segment as of both December 31, 2018 and 2017 is as follows:

(in millions)
Natural Gas Distribution	$746
Energy Services (1)	110
Other Operations	11
Total	$867

(1)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is primarily determined on the basis of discounted cash flows. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is the impairment charge that should be recorded, not to exceed the carrying amount of goodwill. See Note 2(e) for further discussion.
CenterPoint Energy and CERC performed the annual goodwill impairment test in the third quarter of each of 2018 and 2017 and determined that no goodwill impairment charge was required for any reporting unit, which approximate the Registrants’ applicable reportable segments.

The tables below present information on CenterPoint Energy’s and CERC’s finite lived intangible assets recorded in Other non-current assets on the Consolidated Balance Sheets. Finite lived intangible assets are amortized over their estimated useful lives.

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$86	$(27)	$59	$86	$(21)	$65
Covenants not to compete	4	(3)	1	4	(2)	2
Other	16	(11)	5	15	(8)	7
Total	$106	$(41)	$65	$105	$(31)	$74

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Amortization expense of intangible assets (1)	$10	$13	$4

(1)	Recorded in Depreciation and amortization expenses on CenterPoint Energy’s and CERC’s respective Statements of Consolidated Income.

CenterPoint Energy and CERC estimate that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
2019	$11
2020	6
2021	6
2022	6
2023	5

(7) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on the Registrants’ respective Consolidated Balance Sheets as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Current regulatory assets (1)	$77	$—	$77	$130	$—	$130
Non-current regulatory assets:
Securitized regulatory assets	1,059	1,059	—	1,590	1,590	—
Unrecognized equity return (2)	(213)	(213)	—	(287)	(287)	—
Unamortized loss on reacquired debt	68	68	—	75	75	—
Pension and postretirement-related regulatory asset (3)	725	33	30	646	31	20
Hurricane Harvey restoration costs (4)	68	64	4	64	58	6
Regulatory assets related to TCJA (5)	33	23	10	48	33	15
Other long-term regulatory assets (6)	227	90	137	211	70	140
Total non-current regulatory assets	1,967	1,124	181	2,347	1,570	181
Total regulatory assets	2,044	1,124	258	2,477	1,570	311
Regulatory Liabilities:
Current regulatory liabilities (7)	38	17	21	24	22	2
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (5)	1,323	847	476	1,354	862	492
Estimated removal costs	886	269	617	878	285	593
Other long-term regulatory liabilities	316	182	134	232	116	116
Total non-current regulatory liabilities	2,525	1,298	1,227	2,464	1,263	1,201
Total regulatory liabilities	2,563	1,315	1,248	2,488	1,285	1,203
Total regulatory assets and liabilities, net	$(519)	$(191)	$(990)	$(11)	$285	$(892)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in the Registrants’ respective Consolidated Balance Sheets.

(2)
The unrecognized equity return will be recognized as it is recovered in rates through 2024. During the years ended December 31, 2018, 2017 and 2016, Houston Electric recognized approximately $74 million, $42 million and $64 million, respectively, of the allowed equity return. The timing of Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during the period. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

(3)
Includes a portion of Houston Electric’s and CERC’s NGD’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates that is being deferred for rate making purposes, of which $33 million and $4 million as of December 31, 2018, respectively, and $31 million and $7 million as of December 31, 2017, respectively, were not earning a return.

(4)
The Registrants suffered damage as a result of Hurricane Harvey, a major storm classified as a Category 4 hurricane on the Saffir-Simpson Hurricane Wind Scale, that first struck the Texas coast on Friday, August 25, 2017 and remained over the Houston area for the next several days. The unprecedented flooding from torrential amounts of rainfall accompanying the storm caused significant damage to or destruction of residences and businesses served by the Registrants. The Registrants deferred the uninsured storm restoration costs as management believed it was probable that such costs will be recovered through traditional rate adjustment mechanisms for capital costs and through the next base rate proceeding for operation and maintenance expenses. As a result, storm restoration costs did not materially affect the Registrants’ reported net income for 2017. The Registrants are not earning a return on Hurricane Harvey restoration costs.

(5)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities. See Note 15 for additional information.

(6)	Other long-term regulatory assets that are not earning a return were not material as of December 31, 2018 and 2017.

(7)	Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Consolidated Balance Sheets.

(8) Stock-Based Incentive Compensation Plans and Employee Benefit Plans

(a) Stock-Based Incentive Compensation Plans (CenterPoint Energy)

CenterPoint Energy has LTIPs that provide for the issuance of stock-based incentives, including stock options, performance awards, restricted stock unit awards and restricted and unrestricted stock awards to officers, employees and non-employee directors.  Approximately 14 million shares of Common Stock are authorized under these plans for awards. CenterPoint Energy issues new shares of its Common Stock to satisfy stock-based payments related to LTIPs. Equity awards are granted to employees without cost to the participants.

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

The performance awards granted in 2018, 2017 and 2016 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock unit awards granted in 2018, 2017 and 2016 are service based. The stock unit awards generally vest at the end of a three-year period, provided, however, that stock unit awards granted to non-employee directors vested at the end of a one-year period (for awards granted in 2017 and 2016) or vested immediately upon grant (for awards granted in 2018). Upon vesting, both the performance and stock awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period.

The following table summarizes CenterPoint Energy’s expenses related to LTIPs for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
LTIP Compensation expense (1)	$26	$21	$19
Income tax benefit recognized	6	8	7
Actual tax benefit realized for tax deductions	5	6	5

(1)	Included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income and not capitalized as a part of Inventory or Property, Plant and Equipment.

The following tables summarize CenterPoint Energy’s LTIP activity for 2018:

	Year Ended December 31, 2018
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (2) (Millions)
Performance Awards (1)
Outstanding and non-vested as of December 31, 2017	3,627	$22.15
Granted	1,321	26.74
Forfeited or canceled	(721)	21.72
Vested and released to participants	(409)	21.31
Outstanding and non-vested as of December 31, 2018	3,818	$23.91	1	$57

Stock Awards
Outstanding and non-vested as of December 31, 2017	980	$22.68
Granted	409	26.62
Forfeited or canceled	(29)	25.31
Vested and released to participants	(300)	22.84
Outstanding and non-vested as of December 31, 2018	1,060	$24.08	1.1	$30

(1)	Reflects maximum performance achievement.

(2)	Reflects the impact of current expectations of achievement and stock price.

The weighted average grant date fair values per unit of awards granted were as follows for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except for per unit amounts)
Performance Awards
Weighted-average grant date fair value per unit of awards granted	$26.74	$26.64	$18.98
Total intrinsic value of awards received by participants	12	7	7
Vested grant date fair value	9	5	7

Stock Awards
Weighted-average grant date fair value per unit of awards granted	$26.62	$26.77	$19.24
Total intrinsic value of awards received by participants	9	9	6
Vested grant date fair value	7	7	6

As of December 31, 2018, there was $27 million of total unrecognized compensation cost related to non-vested performance and stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

(b) Pension Benefits (CenterPoint Energy)

CenterPoint Energy maintains a non-contributory qualified defined benefit pension plan covering substantially all employees, with benefits determined using a cash balance formula. Substantially all of the Registrants’ employees participate in CenterPoint Energy’s non-contributory qualified defined benefit plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest. Participants are 100% vested in their benefit after completing three years of service. In addition to the non-contributory qualified defined benefit pension plans, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s non-contributory qualified pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the non-qualified benefit restoration plan:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Service cost (1)	$37	$36	$38
Interest cost (2)	79	89	93
Expected return on plan assets (2)	(107)	(97)	(101)
Amortization of prior service cost (2)	9	9	9
Amortization of net loss (2)	43	58	63
Net periodic cost	$61	$95	$102

(1)
Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized. See Note 2(r).

(2)	Amounts presented in the table above are included in Other, net in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals. See Note 2(r).

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension benefits:

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.65%	4.15%	4.40%
Expected return on plan assets	6.00	6.00	6.25
Rate of increase in compensation levels	4.45	4.50	4.15

In determining net periodic benefit cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in the Consolidated Balance Sheets as well as the key assumptions of CenterPoint Energy’s pension plans. The measurement dates for plan assets and obligations were December 31, 2018 and 2017.

	December 31,
	2018	2017
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,225	$2,197
Service cost	37	36
Interest cost	79	89
Benefits paid	(201)	(168)
Actuarial (gain) loss (1)	(127)	71
Benefit obligation, end of year	2,013	2,225
Change in Plan Assets
Fair value of plan assets, beginning of year	1,801	1,656
Employer contributions	69	48
Benefits paid	(201)	(168)
Actual investment return	(153)	265
Fair value of plan assets, end of year	1,516	1,801
Funded status, end of year	$(497)	$(424)

	December 31,
	2018	2017
	(in millions, except for actuarial assumptions)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(7)	$(7)
Other liabilities-benefit obligations	(490)	(417)
Net liability, end of year	$(497)	$(424)
Actuarial Assumptions
Discount rate (2)	4.35%	3.65%
Expected return on plan assets (3)	6.00	6.00
Rate of increase in compensation levels	4.60	4.45
Interest crediting rate	3.75	3.75

(1)
Significant sources of gain for 2018 include the increase in discount rate from 3.65% to 4.35% and the mortality projection scale change from MP2017 to MP2018. For 2017, the significant source of loss was the decrease in the discount rate from 4.15% to 3.65%.

(2)
The discount rate assumption was determined by matching the projected cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to 99 years.

(3)	The expected rate of return assumption was developed using the targeted asset allocation of CenterPoint Energy’s plans and the expected return for each asset class.

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2018		2017
	Pension (Qualified)	Pension (Non-qualified)	Pension (Qualified)	Pension (Non-qualified)
	(in millions)
Accumulated benefit obligation	$1,930	$61	$2,090	$74
Projected benefit obligation	1,952	61	2,151	74
Fair value of plan assets	1,516	—	1,801	—

The accumulated benefit obligation for all defined benefit pension plans on CenterPoint Energy’s Consolidated Balance Sheets was $1,991 million and $2,164 million as of December 31, 2018 and 2017, respectively.

(c) Postretirement Benefits

CenterPoint Energy provides certain healthcare and life insurance benefits for retired employees on both a contributory and non-contributory basis. The Registrants’ employees who were hired before January 1, 2018 and who have met certain age and service requirements at retirement, as defined in the plans, are eligible to participate in these benefit plans. Employees hired on or after January 1, 2018 are not eligible for these benefits, except that employees represented by IBEW Local Union 66 are eligible to participate in certain of the benefits, subject to the applicable age and service requirements. With respect to retiree medical and prescription drug benefits, employees represented by the IBEW Local Union 66 who retire on or after January 1, 2017, and their dependents, receive any such benefits exclusively through the NECA/IBEW Family Medical Care Plan pursuant to the terms of the renegotiated collective bargaining agreement entered into in May 2016. Houston Electric and CERC are required to fund a portion of their obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

Postretirement benefits are accrued over the active service period of employees. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$2	$—	$1	$2	$1	$1	$2	$1	$1
Interest cost (2)	13	8	4	16	9	5	16	10	4
Expected return on plan assets (2)	(5)	(4)	(1)	(5)	(4)	(1)	(6)	(5)	(1)
Amortization of prior service cost (credit) (2)	(5)	(5)	1	(5)	(6)	1	(3)	(4)	—
Amortization of net loss (2)	—	—	—	—	—	—	1	1	1
Curtailment (3)	—	—	—	—	—	—	(5)	(4)	(1)
Net postretirement benefit cost (credit)	$5	$(1)	$5	$8	$—	$6	$5	$(1)	$4

(1)
Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized. See Note 2(r).

(2)	Amounts presented in the table above are included in Other, net in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals. See Note 2(r).

(3)
A curtailment gain or loss is required when the expected future services of a significant number of current employees are reduced or eliminated for the accrual of benefits. During 2016, postretirement healthcare benefits were amended resulting in a net curtailment gain of $5 million. In May 2016, Houston Electric entered into a renegotiated collective bargaining agreement with the IBEW Local Union 66 that provides that for Houston Electric bargaining unit employees covered under the agreement who retire on or after January 1, 2017, retiree medical and prescription drug coverage will be provided exclusively through the NECA/IBEW Family Medical Care Plan in exchange for the payment of monthly premiums as determined under the agreement. As a result, the accrued postretirement benefits related to such future CenterPoint Energy and Houston Electric union retirees were eliminated. Houston Electric recognized a curtailment gain of $3 million as an accelerated recognition of the prior service credit that would otherwise be recognized in future periods for the postretirement plan. CenterPoint Energy also recognized an additional curtailment gain of $2 million in October 2016 related to other amendments in the postretirement plan.

The following assumptions were used to determine net periodic cost relating to postretirement benefits:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Discount rate	3.60%	3.60%	3.60%	4.15%	4.15%	4.15%	4.35%	4.35%	4.35%
Expected return on plan assets	4.55	4.75	3.85	4.50	4.75	3.60	4.80	5.00	3.95

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of the postretirement plans. The measurement dates for plan assets and benefit obligations were December 31, 2018 and 2017.

	December 31,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$386	$225	$109	$383	$217	$115
Service cost	2	—	1	2	1	1
Interest cost	13	8	4	16	9	5
Participant contributions	7	2	4	7	2	3
Benefits paid	(25)	(13)	(9)	(26)	(14)	(9)
Actuarial (gain) loss (1)	(52)	(56)	1	4	10	(6)
Benefit obligation, end of year	331	166	110	386	225	109
Change in Plan Assets
Fair value of plan assets, beginning of year	120	93	26	113	88	25
Employer contributions	14	9	4	16	10	5
Participant contributions	7	2	4	7	2	3
Benefits paid	(25)	(13)	(9)	(26)	(14)	(9)
Actual investment return	(2)	(2)	—	10	7	2
Fair value of plan assets, end of year	114	89	25	120	93	26
Funded status, end of year	$(217)	$(77)	$(85)	$(266)	$(132)	$(83)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(6)	$—	$(3)	$(6)	$—	$(4)
Other liabilities-benefit obligations	(211)	(77)	(82)	(260)	(132)	(79)
Net liability, end of year	$(217)	$(77)	$(85)	$(266)	$(132)	$(83)
Actuarial Assumptions
Discount rate (2)	4.35%	4.35%	4.35%	3.60%	3.60%	3.60%
Expected return on plan assets (3)	4.60	4.70	4.15	4.55	4.75	3.85
Medical cost trend rate assumed for the next year - Pre-65	5.95	5.95	5.95	6.15	6.15	6.15
Medical/prescription drug cost trend rate assumed for the next year - Post-65	28.60	28.60	28.60	23.85	23.85	23.85
Prescription drug cost trend rate assumed for the next year - Pre-65	9.20	9.20	9.20	9.85	9.85	9.85
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50	4.50	4.50	4.50
Year that the cost trend rates reach the ultimate trend rate - Pre-65	2026	2026	2026	2026	2026	2026
Year that the cost trend rates reach the ultimate trend rate - Post-65	2027	2027	2027	2024	2024	2024

(1)
Significant sources of gain for 2018 include the increase in the discount rate from 3.60% to 4.35%, favorable benefit claims experience and cost trend rates in addition to the change in mortality projection scale from MP2017 to MP2018.

(2)
The discount rate assumption was determined by matching the projected cash flows of the plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to 99 years.

(3)	The expected rate of return assumption was developed using the targeted asset allocation of the plans and the expected return for each asset class.

(d) Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy and CERC)

CenterPoint Energy recognizes the funded status of its pension plans and other postretirement plans on its Consolidated Balance Sheets. To the extent this obligation exceeds amounts previously recognized in the Statements of Consolidated Income, CenterPoint Energy records a regulatory asset for that portion related to its rate regulated utilities.  To the extent that excess liability does not relate to a rate regulated utility, the offset is recorded as a reduction to equity in accumulated other comprehensive income.

Amounts recognized in accumulated other comprehensive loss (gain) consist of the following:

	December 31,
	2018			2017
	Pension Benefits	Postretirement Benefits		Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Unrecognized actuarial loss (gain)	$109	$(7)	$(3)	$94	$(8)	$(2)
Unrecognized prior service cost	1	5	5	1	6	6
Deferred tax benefit (1)	—	—	(9)	—	—	(11)
Net amount recognized in accumulated other comprehensive loss (gain)	$110	$(2)	$(7)	$95	$(2)	$(7)

(1)
CenterPoint Energy’s and CERC’s postretirement benefit obligation is reduced by the impact of previously non-taxable government subsidies under the Medicare Prescription Drug Act. Because the subsidies were non-taxable, the temporary difference used in measuring the deferred tax impact was determined on the unrecognized losses excluding such subsidies.

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2018 are as follows:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Net loss (gain)	$22	$—	$(1)
Amortization of net loss	(6)	—	—
Amortization of prior service cost	(1)	—	(1)
Total recognized in comprehensive income	$15	$—	$(2)
Total expense recognized in net periodic costs and Other comprehensive income	$76	$5	$3

(e) Pension Plan Assets (CenterPoint Energy)

In managing the investments associated with the benefit plans, CenterPoint Energy’s objective is to achieve and maintain a fully funded plan.  This objective is expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, CenterPoint Energy maintained the following weighted average allocation targets for its pension plans as of December 31, 2018:

U.S. equity	12 - 28%
International developed market equity	7 - 17%
Emerging market equity	5 - 11%
Fixed income	55 - 65%
Cash	0 - 2%

The following tables set forth by level, within the fair value hierarchy (see Note 10), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2018 and 2017:

	Fair Value Measurements as of December 31,
	2018				2017
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash	$19	$—	$—	$19	$18	$—	$—	$18
Corporate bonds:
Investment grade or above	—	368	—	368	—	432	—	432
Equity securities:
U.S. companies	60	—	—	60	76	—	—	76
Cash received as collateral from securities lending	77	—	—	77	76	—	—	76
U.S. treasuries	196	—	—	196	67	—	—	67
Mortgage backed securities	—	6	—	6	—	8	—	8
Asset backed securities	—	1	—	1	—	1	—	1
Municipal bonds	—	27	—	27	—	47	—	47
Mutual funds (2)	167	—	—	167	211	—	—	211
International government bonds	—	16	—	16	—	17	—	17
Obligation to return cash received as collateral from securities lending	(77)	—	—	(77)	(76)	—	—	(76)
Total investments at fair value	$442	$418	$—	860	$372	$505	$—	877
Investments measured by net asset value per share or its equivalent (1) (2)				656				924
Total Investments				$1,516				$1,801

(1)	Represents investments in common collective trust funds.

(2)	The amounts invested in mutual funds and common collective trust funds were allocated as follows:

	As of December 31,
	2018		2017
	Mutual Funds	Common Collective Trust Funds	Mutual Funds	Common Collective Trust Funds
International equities	51%	37%	57%	34%
Emerging market equities	34%	4%	30%	5%
U.S. equities	15%	5%	13%	6%
Fixed income	—	54%	—	55%

The pension plan utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plan did not include any holdings of CenterPoint Energy Common Stock as of December 31, 2018 or 2017.

(f) Postretirement Plan Assets

In managing the investments associated with the postretirement plans, the Registrants’ objective is to achieve and maintain a fully funded plan.  This objective is expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, the Registrants maintained the following weighted average allocation targets for the postretirement plans as of December 31, 2018:

	CenterPoint Energy	Houston Electric	CERC
U.S. equity	13 - 23%	13 - 23%	15 - 25%
International developed market equity	3 - 13%	3 - 13%	2 - 12%
Fixed income	69 - 79%	69 - 79%	68 - 78%
Cash	0 - 2%	0 - 2%	0 - 2%

The following table presents mutual funds by level, within the fair value hierarchy, the Registrants’ postretirement plan assets at fair value as of December 31, 2018 and 2017:

	Fair Value Measurements as of December 31,
	2018				2017
	Mutual Funds
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
CenterPoint Energy	$114	$—	$—	$114	$120	$—	$—	$120
Houston Electric	89	—	—	89	93	—	—	93
CERC	25	—	—	25	26	—	—	26

The amounts invested in mutual funds were allocated as follows:

	As of December 31,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Fixed income	74%	74%	73%	74%	74%	71%
U.S. equities	19%	19%	21%	18%	18%	21%
International equities	7%	7%	6%	8%	8%	8%

(g) Benefit Plan Contributions

The Registrants made the following contributions in 2018 and expect to make the following minimum contributions in 2019 to the indicated benefit plans below:

	Contributions in 2018			Expected Minimum Contributions in 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Qualified pension plan	$60	$—	$—	$86	$—	$—
Non-qualified pension plan	9	—	—	7	—	—
Postretirement benefit plan	14	9	4	17	10	4

The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2019	$141	$16	$9	$5
2020	146	19	10	6
2021	154	20	11	6
2022	155	21	11	7
2023	156	22	12	7
2024-2028	759	116	61	37

(h) Savings Plan

The Registrants participate in CenterPoint Energy’s tax-qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an employee stock ownership plan under Section 4975(e)(7) of the Code. Under the plan, participating employees may make pre-tax or Roth contributions up to 50%, and after tax contributions up to 16%, of their eligible compensation, not to exceed certain federally mandated limits. The Registrants match 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times.

Effective January 1, 2016, the savings plan was amended to limit the percentage of future contributions that could be invested in Common Stock to 25% and to prohibit transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in Common Stock.

The savings plan has significant holdings of Common Stock. As of December 31, 2018, 12,062,915 shares of Common Stock were held by the savings plan, which represented approximately 16% of its investments. Given the concentration of the investments in Common Stock, the savings plan and its participants have market risk related to this investment.

CenterPoint Energy allocates to Houston Electric and CERC the savings plan benefit expense related to their respective employees. The following table summarizes the Registrants’ savings plan benefit expense for 2018, 2017 and 2016:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Savings plan benefit expenses	$43	$17	$18	$41	$17	$17	$38	$15	$16

(i) Other Benefits Plans

The Registrants participate in CenterPoint Energy’s plan that provides postemployment benefits for certain former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan).

The Registrants participate in CenterPoint Energy’s non-qualified deferred compensation plans that provide benefits payable to directors, officers and select employees or their designated beneficiaries at specified future dates or upon termination, retirement or death. Benefit payments are made from the general assets of the Registrants.

Expenses related to other benefit plans were recorded as follows:

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$3	$4	$1	$6	$1	$4	$5	$3	$3
Deferred compensation plans	3	1	—	3	1	—	3	1	—

Amounts related to other benefit plans were included in Benefit Obligations in the Registrants’ accompanying Consolidated Balance Sheets as follows:

	December 31, 2018			December 31, 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$11	$3	$7	$20	$3	$14
Deferred compensation plans	42	9	3	45	10	3
Split-dollar life insurance arrangements	36	1	—	39	1	—

(j) Change in Control Agreements and Other Employee Matters

CenterPoint Energy has a change in control plan, which was amended and restated on May 1, 2017.  The plan generally provides, to the extent applicable, in the case of a change in control of CenterPoint Energy and covered termination of employment, for severance benefits of up to three times annual base salary plus bonus, and other benefits.  CenterPoint Energy officers, including the Executive Chairman, are participants under the plan.

As of December 31, 2018, the Registrants’ employees were covered by collective bargaining agreements as follows:

		Percentage of Employees Covered
	Agreement Expiration	CenterPoint Energy	Houston Electric	CERC
IBEW Local 66	May 2020	18%	51%	—
OPEIU Local 12 and Mankato	March and May 2021	3%	—	3%
Gas Workers Union Local 340	April 2020	6%	—	12%
IBEW Local 949	December 2020	3%	—	7%
USW Locals 13-227 and 13-1	June and July 2022	5%	—	11%
Total		35%	51%	33%

(9) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business.  The Registrants utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows.

(a) Non-Trading Activities

Commodity Derivative Instruments. CenterPoint Energy and CERC, through CES, enter into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services reportable segment are designated as fair value hedges for accounting purposes. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

Weather Hedges. CenterPoint Energy and CERC have weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi, Minnesota and Oklahoma. CenterPoint Energy’s and CERC’s NGD and CenterPoint Energy’s electric operations in Texas do not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s NGD’s results in Texas and on CenterPoint Energy’s electric operations’ results in its service territory.

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

The table below summarizes CenterPoint Energy’s and CERC’s weather hedge gain (loss) activity:

			Year Ended December 31,
Jurisdiction	Winter Season	Bilateral Cap	2018	2017	2016
		(in millions)
Certain NGD jurisdictions	2018 – 2019	$9	$—	$—	$—
Certain NGD jurisdictions	2017 – 2018	8	(2)	—	—
Total CERC (1)			(2)	—	—
Electric operations’ Texas service territory	2018 – 2019	8	—	—	—
Electric operations’ Texas service territory	2017 – 2018	9	(2)	—	—
Electric operations’ Texas service territory	2016 – 2017	9	—	(1)	1
Total CenterPoint Energy (1)			$(4)	$(1)	$1

(1)	Weather hedge gains (losses) are recorded in Revenues in the Statements of Consolidated Income.

Cash Flow Hedging of Interest Expense. From time to time, the Registrants enter into forward interest rate agreements with certain counterparties designated as cash flow hedges. The objective of these cash flow hedges is to reduce exposure to variability in cash flows related to interest payments on anticipated future fixed rate debt offerings or other exposure to variable rate debt. As of December 31, 2018 and 2017, the total outstanding notional amount of CenterPoint Energy’s and Houston Electric’s forward interest rate agreements related to cash flow hedges was $450 million and $-0-, respectively. The maximum length of time over which CenterPoint Energy and Houston Electric are exposed to the variability in future cash flows of the forecasted debt offerings is less than 12 months. For the impacts of cash flow hedges to accumulated other comprehensive income, see Note 13.

Economic Hedging of Interest Rate Risk. From time to time, the Registrants may enter into forward interest rate agreements with certain counterparties designated as economic hedges. The objective of these economic hedges is to offset any interest rate risk borne by one or more of the Registrants in connection with an anticipated future fixed rate debt offering or other exposure to variable rate debt. As of December 31, 2018 and 2017, the Registrants did not have any outstanding forward interest rate agreements related to economic hedges.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first three tables provide a balance sheet overview of Derivative Assets and Liabilities as of December 31, 2018 and 2017, while the last three tables provide a breakdown of the related income statement impacts for the years ending December 31, 2018, 2017 and 2016.

Fair Value of Derivative Instruments

		December 31, 2018		December 31, 2017
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	$—	$24	$—	$—
	Total Houston Electric	—	24	—	—
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	1	7	13	1
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	103	3	114	4
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	38	—	44	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	62	173	38	78
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	16	25	9	24
	Total CERC	220	208	218	107
Indexed debt securities derivative	Current Liabilities	—	601	—	668
	Total CenterPoint Energy	$220	$833	$218	$775

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,674 Bcf or a net 140 Bcf long position and 1,795 Bcf or a net 224 Bcf long position as of December 31, 2018 and 2017, respectively.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities is detailed in the Offsetting of Natural Gas Derivative Assets and Liabilities table below.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Cumulative Basis Adjustment for Fair Value Hedges (CenterPoint Energy and CERC)
		December 31, 2018		December 31, 2017
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Natural gas inventory	$57	$1	$80	$14
Total CenterPoint Energy and CERC		$57	$1	$80	$14

Offsetting of Natural Gas Derivative Assets and Liabilities (CenterPoint Energy and CERC)
	December 31, 2018			December 31, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$166	$(66)	$100	$165	$(55)	$110
Other Assets: Non-trading derivative assets	54	(16)	38	53	(9)	44
Current Liabilities: Non-trading derivative liabilities	(183)	81	(102)	(83)	63	(20)
Other Liabilities: Non-trading derivative liabilities	(25)	20	(5)	(24)	20	(4)
Total	$12	$19	$31	$111	$19	$130

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy and CERC)

	Year Ended December 31,
	2018	2017	2016
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (2)
	Non-utility natural gas expense
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$4,364	$3,785	$1,983

Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	(13)	14	—
Derivatives designated as hedging instruments	13	(14)	—
Amounts excluded from effectiveness testing recognized in earnings immediately (1)	(149)	(67)	70

(1)
Upon adoption of ASU 2017-12 effective January 1, 2018 (see Note 2 for additional information), CenterPoint Energy and CERC elected to exclude from their assessment of hedge effectiveness the natural gas market price difference between locations of the hedged inventory and the delivery location specified in the hedge instruments. Prior to the adoption of this accounting guidance, the timing difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity, was excluded from the assessment of effectiveness for CenterPoint Energy’s and CERC’s existing fair value hedges and will continue to be excluded from the assessment of hedge effectiveness. CenterPoint Energy and CERC elected to continue to immediately recognize amounts excluded from hedge effectiveness in their respective Statements of Consolidated Income.

(2)
Income statement impact associated with cash flow hedge activity is related to gains and losses reclassified from Accumulated other comprehensive income into income. Amounts are immaterial for the Registrants for the years ended December 31, 2018, 2017 and 2016, respectively.

		Year Ended December 31,
	Income Statement Location	2018	2017	2016
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Gains (Losses) in Non-utility revenues	$107	$211	$(18)
Total CERC		107	211	(18)
Indexed debt securities derivative	Gains (Losses) in Other Income (Expense)	(232)	49	(413)
Interest rate derivatives	Gains in Other Income (Expense)	2	—	—
Total CenterPoint Energy		$(123)	$260	$(431)

(c) Credit Risk Contingent Features

CenterPoint Energy and CERC enter into financial derivative contracts containing material adverse change provisions. These provisions could require CenterPoint Energy or CERC to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries, including CERC Corp., are downgraded.

CenterPoint Energy and CERC

	December 31, 2018	December 31, 2017
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$1	$2
Fair value of collateral already posted	—	—
Additional collateral required to be posted if credit risk contingent features triggered	—	2

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CenterPoint Energy’s and CERC’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets:

CenterPoint Energy and CERC
	December 31, 2018		December 31, 2017
	Investment Grade (1)	Total (3)	Investment Grade (1)	Total (3)
	(in millions)
Energy marketers	$11	$24	$6	$45
End users (2)	30	114	17	109
Total	$41	$138	$23	$154

(1)
“Investment grade” is primarily determined using publicly available credit ratings and considers credit support (including parent company guarantees) and collateral (including cash and standby letters of credit). For unrated counterparties, CenterPoint Energy and CERC determine a synthetic credit rating by performing financial statement analysis and consider contractual rights and restrictions and collateral.

(2)	End users are comprised primarily of customers who have contracted to fix the price of a portion of their physical gas requirements for future periods.

(3)	The amounts reflected in the table above were not impacted by collateral netting.

(10) Fair Value Measurements

Assets and liabilities that are recorded at fair value in the Registrants’ Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Registrants’ judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Registrants develop these inputs based on the best information available, including the Registrants’ own data. A market approach is utilized to value the Registrants’ Level 3 assets or liabilities. As of December 31, 2018, CenterPoint Energy’s and CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.39 to $5.96 per MMBtu) as an unobservable input. CenterPoint Energy’s and CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options). Forward price decreases (increases) as of December 31, 2018 would have resulted in lower (higher) values, respectively, for long forwards and options and higher (lower) values, respectively, for short forwards and options.

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	December 31, 2018					December 31, 2017
	Level 1 (4)	Level 2	Level 3	Netting (1)	Total	Level 1 (4)	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$542	$—	$—	$—	$542	$963	$—	$—	$—	$963
Investments, including money market funds (2)	66	—	—	—	66	68	—	—	—	68
Natural gas derivatives (3)(4)	—	173	47	(82)	138	—	161	57	(64)	154
Hedged portion of natural gas inventory	1	—	—	—	1	14	—	—	—	14
Total assets	$609	$173	$47	$(82)	$747	$1,045	$161	$57	$(64)	$1,199
Liabilities
Indexed debt securities derivative	$—	$601	$—	$—	$601	$—	$—	$668	$—	$668
Interest rate derivatives	24	—	—	—	24	—	—	—	—	—
Natural gas derivatives (3)(4)	—	191	17	(101)	107	—	96	11	(83)	24
Total liabilities	$24	$792	$17	$(101)	$732	$—	$96	$679	$(83)	$692

Houston Electric

	December 31, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Netting	Total	Level 1	Level 2	Level 3	Netting	Total
Assets	(in millions)
Investments, including money market funds (2)	$48	$—	$—	$—	$48	$51	$—	$—	$—	$51
Total assets	$48	$—	$—	$—	$48	$51	$—	$—	$—	$51
Liabilities
Interest rate derivatives	$24	$—	$—	$—	$24	$—	$—	$—	$—	$—
Total liabilities	$24	$—	$—	$—	$24	$—	$—	$—	$—	$—

CERC

	December 31, 2018					December 31, 2017
	Level 1 (4)	Level 2	Level 3	Netting (1)	Total	Level 1 (4)	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$—	$2	$3	$—	$—	$—	$3
Investments, including money market funds (2)	11	—	—	—	11	11	—	—	—	11
Natural gas derivatives (3)(4)	—	173	47	(82)	138	—	161	57	(64)	154
Hedged portion of natural gas inventory	1	—	—	—	1	14	—	—	—	14
Total assets	$14	$173	$47	$(82)	$152	$28	$161	$57	$(64)	$182
Liabilities
Natural gas derivatives (3)(4)	$—	$191	$17	$(101)	$107	$—	$96	$11	$(83)	$24
Total liabilities	$—	$191	$17	$(101)	$107	$—	$96	$11	$(83)	$24

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy and CERC to settle positive and negative positions and also include cash collateral of $19 million as of both December 31, 2018 and 2017, respectively, posted with the same counterparties.

(2)	Amounts are included in Prepaid and Other Current Assets and Other Assets in the Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

(4)
Level 1 natural gas derivatives include exchange-traded derivatives cleared by the CME, which deems that financial instruments cleared by the CME are settled daily in connection with posted cash payments. As a result of this exchange rule, CME-related derivatives are considered to have no fair value at the balance sheet date for financial reporting purposes, and are presented in Level 1 net of posted cash; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms. Derivative transactions cleared on exchanges other than the CME (e.g., the Intercontinental Exchange or ICE) continue to be reported on a gross basis.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy and CERC have utilized Level 3 inputs to determine fair value:

	Year Ended December 31,
	2018		2017		2016
	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning balance	$(622)	$46	$(704)	$13	$12	$12
Purchases (1)	—	—	—	—	12	12
Total gains (losses)	30	30	96	47	12	12
Total settlements	(39)	(39)	(11)	(11)	(27)	(27)
Transfers into Level 3 (2)	5	5	14	14	(712)	5
Transfers out of Level 3 (3)	656	(12)	(17)	(17)	(1)	(1)
Ending balance (4)	$30	$30	$(622)	$46	$(704)	$13

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date:
	$18	$18	$87	$38	$(402)	$11

(1)	Mark-to-market value of Level 3 derivative assets acquired through the purchase of AEM were less than $1 million at the acquisition date.

(2)	During 2016, CenterPoint Energy transferred its indexed debt securities from Level 2 to Level 3 to reflect changes in the significance of the unobservable inputs used in the valuation.

(3)	During 2018, CenterPoint Energy transferred its indexed debt securities derivative from Level 3 to Level 2 to reflect changes in the significance of the unobservable inputs used in the valuation.

(4)	CenterPoint Energy and CERC did not have significant Level 3 sales during any of the years ended December 31, 2018, 2017 or 2016.

Items Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2018 and 2017, there were no significant assets or liabilities measured at fair value on a nonrecurring basis.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities and CenterPoint Energy’s ZENS indexed debt securities derivative are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by a combination of historical trading prices and comparable issue data. These liabilities, which are not measured at fair value in the Registrants’ Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 2 in the fair value hierarchy.

	December 31, 2018			December 31, 2017
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$9,140	$4,717	$2,371	$8,679	$4,753	$2,457
Fair value	9,308	4,770	2,488	9,220	5,034	2,708

(1)	Includes Securitization Bond debt.

(11) Unconsolidated Affiliate (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Upon the adoption of ASU 2014-09 and ASU 2017-05 on January 1, 2018, CenterPoint Energy and CERC evaluated transactions in the investment in Enable that occurred prior to January 1, 2018 (the effective date) and concluded a cumulative effect adjustment to the opening balance of retained earnings was not required. See Note 2(r) for further discussion.

Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of December 31, 2018, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to the equity investment, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

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

The Internal Spin has been accounted for under the guidance for transactions between entities under common control. As of September 4, 2018, CERC derecognized its investment in Enable at carrying value on the date of distribution of $2.4 billion, net of deferred income taxes of $974 million, and CNP Midstream recorded the net asset contribution from CERC at CERC’s carrying value. Neither CERC nor CNP Midstream recognized a gain or loss upon the distribution or contribution, respectively, of net assets involved in the Internal Spin. In connection with the Internal Spin, CenterPoint Energy, through Utility Holding, made a $600 million capital contribution to CERC, which was used by CERC to repay outstanding indebtedness that historically supported CERC’s legacy midstream assets. See Note 21 for further discussion.

As a result of the Internal Spin, CERC’s equity in earnings in Enable and related income taxes have been classified as discontinued operations in CERC’s Consolidated Financial Statements as detailed below.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy and CERC):

	As of December 31,
	2018			2017
	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)
CenterPoint Energy (3)	54.0%	233,856,623	14,520,000	54.1%	233,856,623	14,520,000
OGE	25.6%	110,982,805	—	25.7%	110,982,805	—
Public unitholders	20.4%	88,392,983	—	20.2%	87,744,652	—

(1)	Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)
The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Consolidated Balance Sheets, was $363 million as of both December 31, 2018 and 2017. No impairment charges or adjustment to carrying value were made as no observable price changes were identified in the current or prior reporting periods. See Note 2(r) for further discussion.

(3)
Prior to the Internal Spin on September 4, 2018 described above, CenterPoint Energy’s investment in Enable’s common units, excluding the Enable Series A Preferred Units held directly by CenterPoint Energy, was held indirectly through CERC.

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

Interests Held in Enable GP (CenterPoint Energy and CERC):

CenterPoint Energy and OGE held the following interests in Enable GP as of both December 31, 2018 and 2017:

	Management Rights (1)	Incentive Distribution Rights (2)
CenterPoint Energy (3)	50%	40%
OGE	50%	60%

(1)
As of December 31, 2018, Enable is controlled jointly by CenterPoint Energy and OGE. Sale of CenterPoint Energy’s or OGE’s ownership interests in Enable GP to a third party is subject to mutual rights of first offer and first refusal, and CenterPoint Energy is not permitted to dispose of less than all of its interest in Enable GP.

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

(3)	CenterPoint Energy held the management rights and incentive distributions rights in Enable GP indirectly through CERC until the Internal Spin on September 4, 2018 described above.

Distributions Received from Enable (CenterPoint Energy and CERC):

	Year Ended December 31,
	2018		2017		2016
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units (1)	$0.9540	$223	$1.2720	$297	$1.2720	$297
Total CERC		223		297		297
Enable common units (1)	0.3180	74	—	—	—	—
Enable Series A Preferred Units (2)	2.5000	36	2.5000	36	1.5417	22
Total CenterPoint Energy		$333		$333		$319

(1)	Reflects CERC’s ownership of Enable common units up to September 4, 2018 when CERC completed the Internal Spin. After such date, distributions from Enable were received directly by CenterPoint Energy.

(2)	2016 amounts represent the period from February 18, 2016 to December 31, 2016.

Transactions with Enable (CenterPoint Energy and CERC):

	Year Ended December 31,
	2018	2017	2016
CenterPoint Energy and CERC	(in millions)
Natural gas expenses, including transportation and storage costs	$122	$115	$110
CenterPoint Energy
Reimbursement of transition services (1)	4	4	7

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	December 31,
	2018	2017
CenterPoint Energy and CERC	(in millions)
Accounts payable for natural gas purchases from Enable	$11	$13
CenterPoint Energy
Accounts receivable for amounts billed for transition services	2	1

CERC’s continuing involvement with Enable subsequent to the Internal Spin is limited to its natural gas purchases from Enable.

Summarized consolidated income (loss) information for Enable is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Operating revenues	$3,431	$2,803	$2,272
Cost of sales, excluding depreciation and amortization	1,819	1,381	1,017
Depreciation and amortization	398	366	338
Operating income	648	528	385
Net income attributable to Enable common units	485	400	290

Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$262	$216	$160
Basis difference amortization (1)	47	49	48
Loss on dilution, net of proportional basis difference recognition	(2)	—	—
CenterPoint Energy’s equity in earnings, net	$307	$265	$208

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized over approximately 30 years, the remaining average life of the assets to which the basis difference is attributed.

Summarized consolidated balance sheet information for Enable is as follows:

	December 31,
	2018	2017
	(in millions)
Current assets	$449	$416
Non-current assets	11,995	11,177
Current liabilities	1,615	1,279
Non-current liabilities	3,211	2,660
Non-controlling interest	38	12
Preferred equity	362	362
Enable partners’ equity	7,218	7,280
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,896	$3,935
CenterPoint Energy’s basis difference	(1,414)	(1,463)
CenterPoint Energy’s equity method investment in Enable	$2,482	$2,472

Discontinued Operations (CERC):

The Internal Spin represents a significant strategic shift that has a material effect on CERC’s operations and financial results and, as a result, CERC’s distribution of its equity investment in Enable met the criteria for discontinued operations classification. CERC has no continuing involvement in the equity investment of Enable. Therefore, CERC’s equity in earnings and related income taxes have been classified as Income from discontinued operations, net of tax, in CERC’s Statements of Consolidated Income for the periods presented. CERC’s equity method investment and related deferred income tax liabilities have been classified as Investment in unconsolidated affiliate - discontinued operations and Deferred income taxes, net - discontinued operations, respectively, in CERC’s Consolidated Balance Sheets for the periods presented. The following table presents amounts included in Income from discontinued operations, net of tax in CERC’s Statements of Consolidated Income.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Equity in earnings of unconsolidated affiliate, net	$184	$265	$208
Income tax expense	46	104	81
Income from discontinued operations, net of tax	$138	$161	$127

(12) Indexed Debt Securities (ZENS) and Securities Related to ZENS (CenterPoint Energy)

(a) Investment in Securities Related to ZENS

In 1995, CenterPoint Energy sold a cable television subsidiary to TW and received certain ZENS-Related Securities as partial consideration. A subsidiary of CenterPoint Energy holds shares of certain securities detailed in the table below, which are classified as trading securities and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. Unrealized gains and losses resulting from changes in the market value of the ZENS-Related Securities are recorded in CenterPoint Energy’s Statements of Consolidated Income.

	Shares Held at December 31,
	2018	2017
AT&T Common	10,212,945	—
Charter Common	872,912	872,503
Time Common	—	888,392
TW Common	—	7,107,130

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1 billion of which $828 million remained outstanding as of December 31, 2018. Each ZENS was originally exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares of TW Common attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

On October 22, 2016, AT&T announced that it had entered into a definitive agreement to acquire TW in a stock and cash transaction. On February 15, 2017, TW shareholders approved the announced transaction with AT&T. The merger closed on June 14, 2018. CenterPoint Energy received $53.75 and 1.437 shares of AT&T Common for each share of TW Common held, resulting in cash proceeds of $382 million and 10,212,945 shares of AT&T Common. In accordance with the terms of the ZENS, CenterPoint Energy remitted $382 million to ZENS note holders in July 2018, which reduced the ZENS contingent principal amount.

On November 26, 2017, Meredith announced that it had entered into a definitive merger agreement with Time. Pursuant to the merger agreement, upon closing of the merger, a subsidiary of Meredith would purchase for cash all outstanding Time Common shares for $18.50 per share. The transaction was consummated on January 31, 2018. CenterPoint Energy elected to make a reference share offer adjustment and distribute additional interest, if any, in accordance with the terms of its ZENS rather than electing to increase the early exchange ratio to 100%. CenterPoint Energy’s distribution of additional interest in connection with the reference share offer was proportionate to the percentage of eligible shares that were validly tendered by Time stockholders in Meredith’s tender offer. CenterPoint Energy received $18.50 for each share of Time Common held, resulting in cash proceeds of approximately

$16 million. In accordance with the terms of the ZENS, CenterPoint Energy distributed additional interest of approximately $16 million to ZENS holders on March 6, 2018, which reduced the ZENS contingent principal amount.

As a result, CenterPoint Energy recorded the following during the year ended December 31, 2018 related to the events discussed above:

	Meredith/Time	AT&T/TW
	(in millions)
Cash payment to ZENS note holders	$16	$382
Indexed debt – reduction	(4)	(95)
Indexed debt securities derivative – reduction	(1)	(45)
Loss on indexed debt securities	$11	$242

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	December 31,
	2018	2017
	(in shares)
AT&T Common	0.7185	—
Charter Common	0.061382	0.061382
Time Common	—	0.0625
TW Common	—	0.5

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of ZENS is subject to being increased or decreased to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” At December 31, 2018, ZENS having an original principal amount of $828 million and a contingent principal amount of $93 million were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of reference shares deemed to be attributable to the ZENS. As of December 31, 2018, the market value of such shares was approximately $540 million, which would provide an exchange amount of $620 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component (the holder’s option to receive the appreciated value of the reference shares at maturity). The bifurcated debt component accretes through interest charges annually up to the contingent principal amount of the ZENS in 2029. Such accretion will be reduced by annual cash interest payments, as described above. The derivative component is recorded at fair value and changes in the fair value of the derivative component are recorded in CenterPoint Energy’s Statements of Consolidated Income. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS.

The following table sets forth summarized financial information regarding CenterPoint Energy’s investment in ZENS-Related Securities and each component of CenterPoint Energy’s ZENS obligation.

	ZENS-Related Securities	Debt Component of ZENS	Derivative Component of ZENS
	(in millions)
Balance as of December 31, 2015	$805	$145	$442
Accretion of debt component of ZENS	—	26	—
2% interest paid	—	(17)	—
Sale of ZENS-Related Securities	(178)	—	—
Distribution to ZENS holders	—	(40)	(21)
Loss on indexed debt securities	—	—	296
Gain on ZENS-Related Securities	326	—	—
Balance as of December 31, 2016	953	114	717
Accretion of debt component of ZENS	—	27	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(2)	—
Gain on indexed debt securities	—	—	(49)
Gain on ZENS-Related Securities	7	—	—
Balance as of December 31, 2017	960	122	668
Accretion of debt component of ZENS	—	21	—
2% interest paid	—	(17)	—
Sale of ZENS-Related Securities	(398)	—	—
Distribution to ZENS holders	—	(102)	(46)
Gain on indexed debt securities	—	—	(21)
Loss on ZENS-Related Securities	(22)	—	—
Balance as of December 31, 2018	$540	$24	$601

(13) Equity (CenterPoint Energy)

Dividends Declared

CenterPoint Energy declared dividends on its Common Stock during 2018, 2017 and 2016 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
October 23, 2018	November 15, 2018	December 13, 2018	0.2775	139
July 26, 2018	August 16, 2018	September 13, 2018	0.2775	120
April 26, 2018	May 17, 2018	June 14, 2018	0.2775	120
Total 2018			$1.1200	$523

December 13, 2017	February 15, 2018	March 8, 2018	$0.2775	$120
October 25, 2017	November 16, 2017	December 8, 2017	0.2675	116
July 27, 2017	August 16, 2017	September 8, 2017	0.2675	115
April 27, 2017	May 16, 2017	June 9, 2017	0.2675	115
January 5, 2017	February 16, 2017	March 10, 2017	0.2675	115
Total 2017			$1.3475	$581

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
October 27, 2016	November 16, 2016	December 9, 2016	$0.2575	$111
July 28, 2016	August 16, 2016	September 9, 2016	0.2575	111
April 28, 2016	May 16, 2016	June 10, 2016	0.2575	111
January 20, 2016	February 16, 2016	March 10, 2016	0.2575	110
Total 2016			$1.0300	$443

CenterPoint Energy declared dividends on its Series A Preferred Stock during 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total
				(in millions)
December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
Total 2018			$32.1563	$26

CenterPoint Energy declared dividends on its Series B Preferred Stock during 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total
				(in millions)
December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
October 23, 2018	November 15, 2018	December 1, 2018	11.6667	11
Total 2018			$29.1667	$28

There were no Series A Preferred Stock or Series B Preferred Stock outstanding or dividends declared in 2017 and 2016.

Dividend Requirement on Preferred Stock

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Series A Preferred Stock	$18	$—	$—
Series B Preferred Stock	17	—	—
Total preferred stock dividend requirement	$35	$—	$—

Series A Preferred Stock

On August 22, 2018, CenterPoint Energy completed the issuance of 800,000 shares of its Series A Preferred Stock, at a price of $1,000 per share, resulting in net proceeds of $790 million after issuance costs. The aggregate liquidation value of the Series A Preferred Stock is $800 million with a per share liquidation value of $1,000.

CenterPoint Energy used the net proceeds from the Series A Preferred Stock offering to fund a portion of the Merger and to pay related fees and expenses.

Dividends. The Series A Preferred Stock accrue cumulative dividends, calculated as a percentage of the stated amount per share, at a fixed annual rate of 6.125% per annum to, but excluding, September 1, 2023, and at an annual rate of three-month LIBOR plus a spread of 3.270% thereafter to be paid in cash if, when and as declared. If declared, prior to September 1, 2023, dividends are payable semi-annually in arrears on each March 1 and September 1, beginning on March 1, 2019, and, for the period commencing on September 1, 2023, dividends are payable quarterly in arrears each March 1, June 1, September 1 and December 1, beginning on December 1, 2023. Cumulative dividends earned during the applicable periods are presented on CenterPoint Energy’s Statements of Consolidated Income as Preferred stock dividend requirement.

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

CenterPoint Energy used the net proceeds from the offering of depositary shares, each representing a 1/20th interest in a share of its Series B Preferred Stock, to fund a portion of the Merger and to pay related fees and expenses.

Dividends. Dividends on the Series B Preferred Stock will be payable on a cumulative basis when, as and if declared at an annual rate of 7.00% on the liquidation value of $1,000 per share. CenterPoint Energy may pay declared dividends in cash or, subject to certain limitations, in shares of Common Stock, or in any combination of cash and shares of Common Stock on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2018 and ending on, and including, September 1, 2021. Cumulative dividends earned during the applicable periods are presented on CenterPoint Energy’s Statements of Consolidated Income as Preferred stock dividend requirement.

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

Common Stock

On October 1, 2018, CenterPoint Energy completed the issuance of 69,633,027 shares of Common Stock at a price of $27.25 per share, for net proceeds of $1,844 million after issuance costs. The amount issued included 9,082,568 shares of Common Stock issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional shares of Common Stock.

CenterPoint Energy used the net proceeds from the Common Stock offering to fund a portion of the Merger and to pay related fees and expenses.

Undistributed Retained Earnings

As of December 31, 2018 and 2017, CenterPoint Energy’s consolidated retained earnings balance includes undistributed earnings from Enable of $31 million and $-0-, respectively.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Year Ended December 31,
	2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(68)	$—	$6	$(71)	$1	$3
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(19)	—	1	4	—	7
Deferred loss from interest rate derivatives (1)	(19)	(18)	(1)	(5)	(1)	(2)
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	1	1	—	1
Actuarial losses (2)	6	—	—	7	—	—
Tax benefit (expense)	6	4	(1)	(4)	—	(3)
Net current period other comprehensive income (loss)	(25)	(14)	—	3	(1)	3
Adoption of ASU 2018-02	(15)	—	(1)	—	—	—
Ending Balance	$(108)	$(14)	$5	$(68)	$—	$6

(1)
Gains and losses are reclassified from Accumulated other comprehensive income into income when the hedged transactions affect earnings. The reclassification amounts are included in Interest and other finance charges in each of the Registrant’s respective Statements of Consolidated Income. Amounts are less than $1 million for each of the years ended December 31, 2018 and 2017, respectively.

(2)	Amounts are included in the computation of net periodic cost and are reflected in Other, net in each of the Registrants’ respective Statements of Consolidated Income.

(14) Short-term Borrowings and Long-term Debt

	December 31, 2018		December 31, 2017
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
CERC (2):
Short-term borrowings:
Inventory financing (3)	$—	$—	$—	$39
Total short-term borrowings	—	—	—	39
Long-term debt:
Senior notes 3.55% to 6.625% due 2021 to 2047	2,193	—	1,593	—
Commercial paper (4)	210	—	898	—
Unamortized debt issuance costs	(15)	—	(12)	—
Unamortized discount and premium, net	(17)	—	(22)	—
Total CERC long-term debt	2,371	—	2,457	—
Total CERC debt	2,371	—	2,457	39
Houston Electric:
First mortgage bonds 9.15% due 2021	102	—	102	—
General mortgage bonds 1.85% to 6.95% due 2021 to 2048	3,212	—	2,812	—
Restoration Bond Company:
System restoration bonds 4.243% due 2022	197	59	256	56
Bond Company II:
Transition bonds 5.302% due 2019	—	208	208	194
Bond Company III:
Transition bonds 5.234% due 2020	29	56	85	53
Bond Company IV:
Transition bonds 2.161% to 3.028% due 2020 to 2024	753	135	888	131
Unamortized debt issuance costs	(24)	—	(22)	—
Unamortized discount and premium, net	(11)	—	(10)	—
Total Houston Electric debt	4,258	458	4,319	434
CenterPoint Energy:
ZENS due 2029 (5)	—	24	—	122
Senior notes 2.50% to 4.25% due 2021 to 2028	2,000	—	500	—
Pollution control bonds 5.125% due 2028 (6)	68	—	68	50
Commercial paper (4)	—	—	855	—
Unamortized debt issuance costs	(13)	—	(4)	—
Unamortized discount and premium, net	(2)	—	—	—
Total CenterPoint Energy long-term debt	8,682	482	8,195	606
Total CenterPoint Energy debt	$8,682	$482	$8,195	$645

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)	Issued by CERC Corp.

(3)
CenterPoint Energy’s and CERC’s NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. In March 2018, NGD’s third-party AMAs in Arkansas, Louisiana and Oklahoma expired, and NGD entered into new AMAs with CES effective April 1, 2018 in these states. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost.

(4)	Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(5)
CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 12(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(6)	$68 million and $118 million of these series of debt were secured by general mortgage bonds of Houston Electric as of December 31, 2018 and 2017, respectively.

Long-term Debt

Debt Retirements. During the year ended December 31, 2018, CenterPoint Energy retired the following debt instrument at maturity:

Registrant	Retirement Date	Debt Instrument	Aggregate Principal Amount (1)	Interest Rate	Maturity Date
			(in millions)
CenterPoint Energy	November 2018	Pollution control bonds	$50	5.050%	2018

(1)	Secured by general mortgage bonds of Houston Electric.

Debt Issuances. During the year ended December 31, 2018 and in January 2019, the Registrants issued the following debt instruments:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
			(in millions)
Houston Electric (1)	February 2018	General mortgage bonds	$400	3.95%	2048
CERC (1) (2)	March 2018	Unsecured senior notes	300	3.55%	2023
CERC (1) (2)	March 2018	Unsecured senior notes	300	4.00%	2028
CenterPoint Energy (3)	October 2018	Unsecured senior notes	500	3.60%	2021
CenterPoint Energy (3)	October 2018	Unsecured senior notes	500	3.85%	2024
CenterPoint Energy (3)	October 2018	Unsecured senior notes	500	4.25%	2028
Houston Electric (1)	January 2019	General mortgage bonds	700	4.25%	2049

(1)
Proceeds from these debt issuances were used for general limited liability company and corporate purposes, as applicable, including capital expenditures, repayment of portions of outstanding commercial paper and borrowings under CenterPoint Energy’s money pool.

(2)	Issued by CERC Corp.

(3)	Proceeds from these debt issuances were used to fund a portion of the Merger and to pay related fees and expenses.

Securitization Bonds. As of December 31, 2018, CenterPoint Energy and Houston Electric had special purpose subsidiaries consisting of the Bond Companies, which they consolidate. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These Securitization Bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. CenterPoint Energy and Houston Electric have no payment obligations in respect of the Securitization Bonds other than to remit the applicable transition or system restoration charges they collect as set forth in servicing agreements among Houston

Electric, the Bond Companies and other parties. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or Houston Electric have no recourse to any assets or revenues of the Bond Companies (including the transition and system restoration charges), and the holders of Securitization Bonds have no recourse to the assets or revenues of CenterPoint Energy or Houston Electric.

Credit Facilities. In April 2018, CenterPoint Energy obtained commitments by lenders to provide a $5 billion Bridge Facility to provide flexibility for the timing of the long-term acquisition financing and fund, in part, amounts payable by CenterPoint Energy in connection with the Merger. In May 2018, CenterPoint Energy entered into an amendment to its revolving credit facility to increase the aggregate commitments from $1.7 billion to $3.3 billion effective the earlier of (i) the termination of all commitments by certain lenders to provide the Bridge Facility and (ii) the payment in full of all obligations (other than contingent obligations) under the Bridge Facility and termination of all commitments to advance additional credit thereunder, and in each case, so long as the Merger Agreement has not been terminated pursuant to the terms thereof without consummation of the Merger. This increase to CenterPoint Energy’s revolving credit facility will automatically expire on the termination date of the revolving credit facility. In addition, the amendment provided for a temporary increase on the maximum ratio of debt for borrowed money to capital from 65% to 75% until the earlier of (i) June 30, 2019 and (ii) the termination of all commitments in respect of the Bridge Facility without any borrowing thereunder. On October 5, 2018, CenterPoint Energy terminated all remaining commitments by lenders to provide the Bridge Facility. As a result, the aggregate commitments under the revolving credit facility automatically increased from $1.7 billion to $3.3 billion and the maximum ratio of debt for borrowed money to capital reverted to 65%.

As of December 31, 2018 and 2017, the Registrants had the following revolving credit facilities and utilization of such facilities:

	December 31, 2018					December 31, 2017
	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$3,300	$—	$6	$—	—	$1,700	$—	$6	$855	1.88%
Houston Electric	300	—	4	—	—	300	—	4	—	—
CERC (1)	900	—	1	210	2.93%	900	—	1	898	1.72%
Total	$4,500	$—	$11	$210		$2,900	$—	$11	$1,753

(1)	Issued by CERC Corp.

In January 2019, CenterPoint Energy issued the following commercial paper in connection with the closing of the Merger:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Weighted Average Interest Rate
			(in millions)
CenterPoint Energy (1) (2)	January 2019	Commercial paper	$1,660	2.88%

(1)
Proceeds from these commercial paper issuances were used to fund a portion of the Merger and to pay related fees and expenses and were contributed to Vectren for its payment of its stub period cash dividend, long-term incentive payments and to fund the repayment of indebtedness of Vectren subsidiaries redeemed at the option of the holder as a result of the closing of the Merger.

(2)
The commercial paper notes were issued at various times in January 2019 with maturities up to and including 90 days as of the time of issuance, and, prior to their use as described in connection with the closing of the Merger, the net proceeds of such issuances were invested in short-term investments.

Execution Date	Registrant	Size of Facility		Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio (2)	Debt for Borrowed Money to Capital Ratio as of December 31, 2018 (3)	Termination Date (4)
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	(5)	1.250%	65%	44.9%	March 3, 2022
March 3, 2016	Houston Electric	300		1.125%	65%	49.2%	March 3, 2022
March 3, 2016	CERC (6)	900		1.125%	65%	46.8%	March 3, 2022

(1)	Based on credit ratings as of December 31, 2018.

(2)
For CenterPoint Energy and Houston Electric, the financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive 12-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

(3)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

(4)	Amended on June 16, 2017 to extend the termination date.

(5)
Pursuant to the amendment entered into in May 2018, the aggregate commitments under the CenterPoint Energy revolving credit facility increased to $3.3 billion on October 5, 2018 as a result of the satisfaction of certain conditions described above.

(6)	Issued by CERC Corp.

The Registrants were in compliance with all financial debt covenants as of December 31, 2018.

Maturities.  As of December 31, 2018, maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are as follows:

	CenterPoint Energy (1)	Houston Electric (1)	CERC	Securitization Bonds
	(in millions)
2019	$458	$458	$—	$458
2020	231	231	—	231
2021	1,706	613	593	211
2022	1,230	519	210	219
2023	656	356	300	156

(1)	These maturities include Securitization Bonds principal repayments on scheduled payment dates.

Liens.  As of December 31, 2018, Houston Electric’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2018, 2017 and 2016 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2019 is approximately $283 million, and the sinking fund requirement to be satisfied in 2019 is approximately $1.6 million. CenterPoint Energy expects Houston Electric to meet these 2019 obligations by certification of property additions.

As of December 31, 2018, Houston Electric’s assets were also subject to liens securing approximately $3.3 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $4.3 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2018. Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

(15) Income Taxes

The components of the Registrant’ income tax expense (benefit) were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
CenterPoint Energy
Current income tax expense:
Federal	$89	$32	$23
State	9	9	18
Total current expense	98	41	41
Deferred income tax expense (benefit):
Federal	(25)	(806)	185
State	73	36	28
Total deferred expense (benefit)	48	(770)	213
Total income tax expense (benefit)	$146	$(729)	$254
Houston Electric
Current income tax expense:
Federal	$109	$70	$165
State	18	19	18
Total current expense	127	89	183
Deferred income tax benefit:
Federal	(38)	(98)	(34)
Total deferred benefit	(38)	(98)	(34)
Total income tax expense (benefit)	$89	$(9)	$149
CERC - Continuing Operations
Current income tax expense (benefit):
Federal	$(9)	$(31)	$21
State	—	(10)	4
Total current expense (benefit)	(9)	(41)	25
Deferred income tax expense (benefit):
Federal	10	(249)	41
State	21	25	15
Total deferred expense (benefit)	31	(224)	56
Total income tax expense (benefit)	$22	$(265)	$81

	Year Ended December 31,
	2018	2017	2016
	(in millions)
CERC - Discontinued Operations
Current income tax expense (benefit):
Federal	$9	$31	$(21)
State	4	11	2
Total current expense (benefit)	13	42	(19)
Deferred income tax expense:
Federal	29	56	90
State	4	6	10
Total deferred expense	33	62	100
Total income tax expense	$46	$104	$81

A reconciliation of income tax expense (benefit) using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
CenterPoint Energy (1) (2) (3)
Income before income taxes	$514	$1,063	$686
Federal statutory income tax rate	21%	35%	35%
Expected federal income tax expense	108	372	240
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	22	26	27
State valuation allowance, net of federal income tax	11	3	3
State law change, net of federal income tax	32	—	—
Federal income tax rate reduction	—	(1,113)	—
Excess deferred income tax amortization	(24)	—	—
Other, net	(3)	(17)	(16)
Total	38	(1,101)	14
Total income tax expense (benefit)	$146	$(729)	$254
Effective tax rate	28%	(69)%	37%
Houston Electric (4) (5)
Income before income taxes	$425	$424	$425
Federal statutory income tax rate	21%	35%	35%
Expected federal income tax expense	89	148	149
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	14	12	12
Federal income tax rate reduction	—	(158)	—
Excess deferred income tax amortization	(9)	—	—
Other, net	(5)	(11)	(12)
Total	—	(157)	—
Total income tax expense (benefit)	$89	$(9)	$149
Effective tax rate	21%	(2)%	35%

	Year Ended December 31,
	2018	2017	2016
	(in millions)
CERC - Continuing Operations (6) (7)
Income before income taxes	$92	$319	$199
Federal statutory income tax rate	21%	35%	35%
Expected federal income tax expense	19	112	70
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	5	6	4
State law change, net of federal income tax	—	—	6
State valuation allowance, net of federal income tax	11	3	2
Federal income tax rate reduction	—	(396)	—
Excess deferred income tax amortization	(15)	—	—
Tax basis balance sheet adjustment	—	11	—
Other, net	2	(1)	(1)
Total	3	(377)	11
Total income tax expense (benefit)	$22	$(265)	$81
Effective tax rate	24%	(83)%	41%
CERC - Discontinued Operations (7)
Income before income taxes	$184	$265	$208
Federal statutory income tax rate	21%	35%	35%
Expected federal income tax expense	39	93	73
Increase in tax expense resulting from:
State income tax expense, net of federal income tax	7	11	8
Total	7	11	8
Total income tax expense	$46	$104	$81
Effective tax rate	25%	39%	39%

(1)
Recognized a $32 million deferred tax expense due to state law changes that resulted in remeasurement of state deferred taxes in those jurisdictions. Also recorded an additional $11 million valuation allowance on certain state net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. These items are partially offset by $24 million of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions beginning in 2018.

(2)
Recognized a $1.1 billion deferred tax benefit from the remeasurement of CenterPoint Energy’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. For additional information on the 2017 impacts of the TCJA, please see the discussion following the deferred tax assets and liabilities table below.

(3)	Recognized a $6 million deferred tax expense in 2016 due to Louisiana state law change and recorded an additional $3 million valuation allowance on certain state carryforwards.

(4)	Recognized $9 million of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions beginning in 2018.

(5)
Recognized a $158 million deferred tax benefit from the remeasurement of Houston Electric’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. For additional information on the 2017 impacts of the TCJA, please see the discussion following the deferred tax assets and liabilities table below.

(6)
Recorded an additional $11 million valuation allowance on certain state net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. This item is partially offset by $15 million of amortization of the net regulatory EDIT liability in certain jurisdictions as decreed by regulators beginning in 2018.

(7)
Recognized a $396 million deferred tax benefit from the remeasurement of CERC’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. ASC 740 requires tax impacts of changes in tax laws or rates be reported in continuing operations.  Therefore, CERC’s federal income tax benefit generated by the remeasurement of the ADFIT liability for Enable during 2017 and state law changes during 2016 associated with its investment in Enable are reported in continuing operations on CERC’s Statements of Consolidated Income. The ADFIT liability associated with CERC’s investment in Enable is reported as discontinued operations on CERC’s Consolidated Balance Sheets.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
	(in millions)
CenterPoint Energy
Deferred tax assets:
Benefits and compensation	$160	$162
Regulatory liabilities	356	347
Loss and credit carryforwards	84	90
Asset retirement obligations	62	68
Other	29	16
Valuation allowance	(18)	(7)
Total deferred tax assets	673	676
Deferred tax liabilities:
Property, plant and equipment	1,894	1,808
Investment in unconsolidated affiliates	987	927
Regulatory assets	395	473
Investment in marketable securities and indexed debt	478	502
Indexed debt securities derivative	27	13
Other	131	127
Total deferred tax liabilities	3,912	3,850
Net deferred tax liabilities	$3,239	$3,174
Houston Electric
Deferred tax assets:
Regulatory liabilities	$205	$198
Benefits and compensation	17	28
Asset retirement obligations	7	7
Other	12	3
Total deferred tax assets	241	236
Deferred tax liabilities:
Property, plant and equipment	1,087	1,030
Regulatory assets	177	265
Total deferred tax liabilities	1,264	1,295
Net deferred tax liabilities	$1,023	$1,059

	December 31,
	2018	2017
	(in millions)
CERC - Continuing Operations
Deferred tax assets:
Benefits and compensation	$27	$27
Regulatory liabilities	150	150
Loss and credit carryforwards	259	288
Asset retirement obligations	54	60
Other	20	18
Valuation allowance	(18)	(7)
Total deferred tax assets	492	536
Deferred tax liabilities:
Property, plant and equipment	773	745
Regulatory assets	41	38
Other	84	115
Total deferred tax liabilities	898	898
Net deferred tax liabilities	$406	$362
CERC - Discontinued Operations
Deferred tax liabilities:
Investment in unconsolidated affiliates	—	927
Net deferred tax liabilities	$—	$927

Federal Tax Reform

On December 22, 2017, President Trump signed into law comprehensive tax reform legislation informally called the Tax Cuts and Jobs Acts, or TCJA, which resulted in significant changes to federal tax laws effective January 1, 2018.  The new legislation contained several key tax provisions that impacted the Registrants, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The legislation also includes a variety of other changes, such as, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing and reduction in the amount of executive pay that may qualify for a tax deduction, among others. Several other provisions of the TCJA were not generally applicable to the public utility industry, including the limitation on the tax deductibility of interest expense and the acceleration of business asset expensing.

While the effective date of the rate change in the legislation was January 1, 2018, ASC 740 requires that deferred tax balances be adjusted in the period of enactment to the rate in which those deferred taxes will reverse.

During 2017, CenterPoint Energy’s EDIT from the rate change resulted in an adjustment to income tax expense of approximately $1.1 billion and creation of a net regulatory liability of $1.3 billion (includes $0.3 billion gross-up) for the amount that is likely to be returned to ratepayers. The major components of the $1.1 billion benefit to income tax expense are for the remeasurement of CenterPoint Energy's deferred taxes associated with its investment in Enable, investment in marketable securities (ZENS) and stranded costs related to the Securitization Bonds.

During 2017, Houston Electric’s EDIT from the rate change resulted in an adjustment to income tax expense of $158 million and creation of a net regulatory liability of $829 million (includes $180 million gross-up) for the amount that is likely to be returned to ratepayers. The $158 million benefit to income tax expense is for the remeasurement of Houston Electric’s stranded costs related to the Securitization Bonds.

During 2017, CERC’s EDIT from the rate change resulted in an adjustment to income tax expense of $396 million and creation of a net regulatory liability of $478 million (includes $121 million gross-up) for the amount that is likely to be returned to ratepayers. The major components of the $396 million benefit to income tax expense were for the remeasurement of CERC’s deferred taxes associated with its investment in Enable and federal net operating loss carryforwards.

The amount and expected amortization of the net regulatory tax liability may differ from the Registrants’ estimates, possibly materially, due to, among other things, regulatory actions, interpretations and assumptions the Registrants have made, and any guidance that may be issued in the future. The Registrants will continue to assess the amount and expected amortization of the net regulatory tax liability as they have proceedings with regulators in future periods.

Houston Electric and CERC are included in CenterPoint Energy’s U.S. federal consolidated income tax return. Houston Electric and CERC report their income tax provision on a separate entity basis pursuant to a tax sharing agreement with CenterPoint Energy.

Tax Attribute Carryforwards and Valuation Allowance.  CenterPoint Energy has no remaining federal net operating loss carryforward or federal tax credits as of December 31, 2018. As of December 31, 2018, CenterPoint Energy had $802 million of state net operating loss carryforwards that expire between 2019 and 2038 and $18 million of state tax credits that do not expire. CenterPoint Energy reported a valuation allowance of $18 million because it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized.

CERC has $951 million of federal net operating loss carryforwards which have an indefinite carryforward period, however, utilization is limited to 80 percent of taxable income in any given taxable year. CERC has $797 million of state net operating loss carryforwards which expire between 2019 and 2038 and $17 million of state tax credits which do not expire. CERC reported a valuation allowance of $18 million since it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized.

Uncertain Income Tax Positions. The Registrants reported no uncertain tax liabilities as of December 31, 2018, 2017 and 2016. The Registrants expect no significant change to the uncertain tax liabilities over the next 12 months ending December 31, 2019.

Tax Audits and Settlements.   Tax years through 2016 have been audited and settled with the IRS, however, during 2018 CenterPoint Energy filed an amended 2014 tax return to claim additional tax credits that is currently under review by the IRS. For the 2017 and 2018 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process.

(16) Commitments and Contingencies

(a) Natural Gas Supply Commitments (CenterPoint Energy and CERC)

Natural gas supply commitments include natural gas contracts related to CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets as of December 31, 2018 and 2017 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative.

As of December 31, 2018, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
2019	$454
2020	430
2021	343
2022	231
2023	154
2024 and beyond	1,446
(b) AMAs (CenterPoint Energy and CERC)

NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. In March 2018, NGD’s third party AMAs in Arkansas, Louisiana and Oklahoma expired, and NGD entered into new AMAs with CES effective April 1, 2018 in these states. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. Generally, AMAs are contracts between NGD and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets.  In these AMAs, NGD agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for NGD and to use the released capacity for other purposes when it is not needed for NGD. NGD is compensated by the asset manager through payments made over the life of the AMAs. NGD has an obligation to purchase its winter storage requirements that have been released to the asset manager under these AMAs.

(c) Lease Commitments

The following table sets forth information concerning the Registrants’ obligations under non-cancelable long-term operating leases as of December 31, 2018, which primarily consist of rental agreements for real property:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2019	$6	$1	$5
2020	6	—	5
2021	5	—	4
2022	4	—	4
2023	3	—	3
2024 and beyond	12	—	11
Total	$36	$1	$32

	Year Ended December 31,
	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Lease expense	$9	$1	$8	$10	$1	$9	$10	$1	$9

(d) Legal, Environmental and Other Matters

Legal Matters (CenterPoint Energy and CERC)

Gas Market Manipulation Cases. CenterPoint Energy, its predecessor, Reliant Energy, and certain of their former subsidiaries were named as defendants in a large number of lawsuits filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates were released or dismissed from all such cases, except for one case pending in federal court in Nevada in which CES, a subsidiary of CERC Corp., is a defendant. Plaintiffs in that case allege a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In May 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. In August 2018, the Ninth Circuit Court of Appeals reversed that ruling, and CES requested further appellate review of that decision (which review has been stayed pending approval of the settlement agreement described below).

Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  Through a series of transactions, RRI became known as GenOn and a wholly-owned subsidiary of NRG. None of those transactions alters GenOn’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation. In June 2017, however, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2018, GenOn completed its reorganization and emerged from Chapter 11. CenterPoint Energy, CERC, and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights. In October 2018, CES, GenOn, and the plaintiffs reached an agreement to settle all claims against CES and CES’s indemnity claims against GenOn, subject to approvals by the bankruptcy court and the federal district court. In January 2019, the bankruptcy court approved the settlement between CES and GenOn. If the settlement agreement between CES, GenOn and the plaintiffs is not approved by the federal district court, CES could incur liability and be responsible for satisfying it. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Minnehaha Academy. On August 2, 2017, a natural gas explosion occurred at the Minnehaha Academy in Minneapolis, Minnesota, resulting in the deaths of two school employees, serious injuries to others and significant property damage to the school.  CenterPoint Energy, certain of its subsidiaries, including CERC, and the contractor company working in the school have been named in litigation arising out of this incident. CenterPoint Energy and CERC have reached confidential settlement agreements with some claimants. Additionally, CenterPoint Energy and CERC are cooperating with the ongoing investigation conducted by the National Transportation Safety Board. Further, CenterPoint Energy and CERC are contesting approximately $200,000 in fines imposed by the Minnesota Office of Pipeline Safety.  In early 2018, the Minnesota Occupational Safety and Health Administration concluded its investigation without any adverse findings against CenterPoint Energy or CERC. CenterPoint Energy’s and CERC’s general and excess liability insurance policies provide coverage for third party bodily injury and property damage claims.

Environmental Matters

MGP Sites (CenterPoint Energy and CERC). CenterPoint Energy, CERC and its predecessors operated MGPs in the past.  With respect to certain Minnesota MGP sites, CenterPoint Energy and CERC have completed state-ordered remediation and continue state-ordered monitoring and water treatment. As of December 31, 2018, CenterPoint Energy and CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CenterPoint Energy and CERC believe they may have responsibility was $5 million to $32 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CenterPoint Energy or CERC or may have been owned by one of their former affiliates. CenterPoint Energy and CERC do not expect the ultimate outcome of these matters to have a material adverse effect on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

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

(17) Earnings Per Share (CenterPoint Energy)

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share. Basic earnings per common share is determined by dividing Income available to common shareholders - basic by the Weighted average common shares outstanding - basic for the applicable period. Diluted earnings per common share is determined by the inclusion of potentially dilutive common stock equivalent shares that may occur if securities to issue Common Stock were exercised or converted into Common Stock.

	For the Year Ended December 31,
	2018	2017	2016
	(in millions, except per share and share amounts)
Numerator:
Income available to common shareholders - basic (1)	$333	$1,792	$432
Add back: Series B Preferred Stock dividend	—	—	—
Income available to common shareholders - diluted (1)	$333	$1,792	$432

Denominator:
Weighted average common shares outstanding - basic	448,829,000	430,964,000	430,606,000
Plus: Incremental shares from assumed conversions:
Restricted stock (2)	3,636,000	3,344,000	2,997,000
Series B Preferred Stock (3)	—	—	—
Weighted average common shares outstanding - diluted	452,465,000	434,308,000	433,603,000

Earnings per common share:
Basic earnings per common share	$0.74	$4.16	$1.00
Diluted earnings per common share	$0.74	$4.13	$1.00

(1)
Income available to common shareholders for the year ended December 31, 2017 includes a reduction in income tax expense of $1,113 million due to tax reform. See Note 15 for further discussion of the impacts of the TCJA.

(2)
The potentially dilutive impact from restricted stock awards applies the treasury stock method. Under this method, an increase in the average fair market value of Common Stock can result in a greater dilutive impact from these securities.

(3)
The potentially dilutive impact from Series B Preferred Stock applies the if-converted method in calculating diluted earnings per common share. Under this method, diluted earnings per common share is adjusted for the more dilutive effect of the Series B Preferred Stock as a result of either its accumulated dividend for the period in the numerator or the assumed-converted common share equivalent in the denominator. The computation of diluted earnings per common share outstanding for the year ended December 31, 2018 excludes 8,885,000 potentially dilutive shares because to include them would be anti-dilutive. However, these shares could be potentially dilutive in the future.

(18) Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
CenterPoint Energy
Revenues	$3,155	$2,186	$2,212	$3,036
Operating income	251	187	226	167
Income (loss) available to common shareholders	165	(75)	153	90
Basic earnings (loss) per common share (1)	0.38	(0.17)	0.35	0.18
Diluted earnings (loss) per common share (1)	0.38	(0.17)	0.35	0.18

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Houston Electric
Revenues	755	854	897	728
Operating income	119	181	227	98
Net income	52	101	143	40
CERC (4)
Revenues	2,400	1,328	1,312	2,303
Operating income (loss)	131	22	(7)	76
Income (loss) from continuing operations	78	(8)	(35)	35
Income (loss) from discontinued operations	52	44	44	(2)
Net income	130	36	9	33

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
CenterPoint Energy
Revenues	$2,735	$2,143	$2,098	$2,638
Operating income (2)	291	240	297	308
Income available to common shareholders (3)	192	135	169	1,296
Basic earnings per common share (1)	0.45	0.31	0.39	3.01
Diluted earnings per common share (1)	0.44	0.31	0.39	2.99
Houston Electric
Revenues	638	752	843	765
Operating income (2)	85	171	254	127
Net income (3)	18	75	130	210
CERC (4)
Revenues	2,093	1,387	1,251	1,872
Operating income (2)	199	59	31	178
Income (loss) from continuing operations	102	17	(4)	469
Income from discontinued operations	45	37	42	37
Net income (3)	147	54	38	506

(1)
Quarterly earnings (loss) per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings (loss) per common share.

(2)	Recast to reflect the adoption of ASU 2017-07. See Note 2(r) for further information.

(3)
Income available to common shareholders and Net income for the fourth quarter 2017 include a reduction in income tax expense of $1,113 million, $158 million and $396 million for CenterPoint Energy, Houston Electric and CERC, respectively, due to the TCJA. See Note 15 for further discussion of the impacts of tax reform implementation.

(4)	Amounts have been recast to reflect discontinued operations in all periods presented.

(19) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the Registrants manage sales, allocate resources and assess performance of various products and services to wholesale or retail customers in differing regulatory environments. The Registrants use operating income as the measure of profit or loss for the reportable segments other than Midstream Investments, where equity in earnings is used.

As of December 31, 2018, reportable segments by Registrant are as follows:

	Electric Transmission & Distribution	Natural Gas Distribution	Energy Services	Midstream Investments	Other Operations
CenterPoint Energy	X	X	X	X	X
Houston Electric	X
CERC		X	X	(1)	X

(1)
On September 4, 2018, CERC completed the Internal Spin. Previously, CERC’s equity method investment in Enable was included in CERC’s Midstream Investments reportable segment. CERC’s equity in earnings in Enable, net of basis difference amortization and income tax, have been classified as discontinued operations for all periods presented. See Note 11 for further discussion on the Internal Spin and the associated discontinued operations presentation.

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

Houston Electric consists of a single reportable segment, Electric Transmission & Distribution, and therefore is not included in the tabular reportable segment presentation below.

Operating income (loss) amounts for 2017 and 2016 have been recast to reflect the adoption of ASU 2017-07 (see Note 2(r) for further information).

Long-lived assets include net property, plant and equipment, goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

Financial data for reportable segments and products and services are as follows:

CenterPoint Energy

	Revenues from External Customers		Intersegment Revenues	Depreciation and Amortization	Operating Income	Total Assets		Expenditures for Long-Lived Assets
	(in millions)
As of and for the year ended December 31, 2018:
Electric Transmission & Distribution	$3,232	(1)	$—	$917	$623	$10,509		$952
Natural Gas Distribution	2,931		36	277	266	6,956		638
Energy Services	4,411		110	16	(47)	1,558		20
Midstream Investments (2)	—		—	—	—	2,482		—
Other Operations	15		—	33	(11)	6,156	(3)	110
Eliminations	—		(146)	—	—	(652)		—
Consolidated	$10,589		$—	$1,243	$831	$27,009		1,720
Reconciling items								(69)
Capital expenditures per Statements of Consolidated Cash Flows								$1,651

	Revenues from External Customers		Intersegment Revenues	Depreciation and Amortization	Operating Income	Total Assets		Expenditures for Long-Lived Assets
	(in millions)
As of and for the year ended December 31, 2017:
Electric Transmission & Distribution	$2,997	(1)	$—	$724	$636	$10,292		$924
Natural Gas Distribution	2,606		33	260	348	6,608		523
Energy Services	3,997		52	19	126	1,521		11
Midstream Investments (2)	—		—	—	—	2,472		—
Other Operations	14		—	33	26	2,497	(3)	36
Eliminations	—		(85)	—	—	(654)		—
Consolidated	$9,614		$—	$1,036	$1,136	$22,736		1,494
Reconciling items								(68)
Capital expenditures per Statements of Consolidated Cash Flows								$1,426
As of and for the year ended December 31, 2016:
Electric Transmission & Distribution	$3,060	(1)	$—	$838	$653	$10,211		$858
Natural Gas Distribution	2,380		29	242	321	6,099		510
Energy Services	2,073		26	7	21	1,102		5
Midstream Investments (2)	—		—	—	—	2,505		—
Other Operations	15		—	39	28	2,681	(3)	33
Eliminations	—		(55)	—	—	(769)		—
Consolidated	$7,528		$—	$1,126	$1,023	$21,829		1,406
Reconciling items								8
Capital expenditures per Statements of Consolidated Cash Flows								$1,414

(1)	CenterPoint Energy’s and Houston Electric’s Electric Transmission & Distribution revenues from major customers are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Affiliates of NRG	$705	$713	$698
Affiliates of Vistra Energy Corp.	251	229	220

(2)	CenterPoint Energy’s Midstream Investments’ equity earnings, net are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Enable	$307	$265	$208

(3)
Total assets included pension and other postemployment-related regulatory assets of $665 million, $600 million and $759 million as of December 31, 2018, 2017 and 2016, respectively. Additionally, total assets as of December 31, 2018 included $3.9 billion of temporary investments included in Cash and cash equivalents on CenterPoint Energy’s Consolidated Balance Sheets.

CERC

	Revenues from External Customers	Intersegment Revenues	Depreciation and Amortization	Operating Income	Total Assets (1)		Expenditures for Long-Lived Assets
	(in millions)
As of and for the year ended December 31, 2018:
Natural Gas Distribution	$2,931	$36	$277	$266	$6,956		$638
Energy Services	4,411	110	16	(47)	1,558		20
Other Operations	1	—	—	3	66		—
Eliminations	—	(146)	—	—	(366)		—
Consolidated	$7,343	$—	$293	$222	$8,214		658
Reconciling items							(25)
Capital expenditures per Statements of Consolidated Cash Flows							$633
As of and for the year ended December 31, 2017:
Natural Gas Distribution	$2,606	$33	$260	$348	$6,608		$523
Energy Services	3,997	52	19	126	1,521		11
Discontinued operations	—	—	—	—	2,472	(1)	—
Other Operations	—	—	—	(7)	70		—
Eliminations	—	(85)	—	—	(559)		—
Consolidated	$6,603	$—	$279	$467	$10,112		534
Reconciling items							(21)
Capital expenditures per Statements of Consolidated Cash Flows							$513
As of and for the year ended December 31, 2016:
Natural Gas Distribution	$2,380	$29	$242	$321	$6,099		$510
Energy Services	2,073	26	7	21	1,102		5
Discontinued operations	—	—	—	—	2,505	(1)	—
Other Operations	1	—	—	(1)	75		—
Eliminations	—	(55)	—	—	(563)		—
Consolidated	$4,454	$—	$249	$341	$9,218		515
Reconciling items							2
Capital expenditures per Statements of Consolidated Cash Flows							$517

(1)	On September 4, 2018, CERC completed the Internal Spin. For further information regarding the Internal Spin, see Note 11.

	Year Ended December 31,
	2018			2017			2016
Revenues by Products and Services:	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Electric delivery	$3,232	$3,234	$—	$2,997	$2,998	$—	$3,060	$3,059	$—
Retail gas sales	4,161	—	4,161	3,634	—	3,634	3,329	—	3,329
Wholesale gas sales	3,008	—	3,008	2,811	—	2,811	977	—	977
Gas transportation and processing	32	—	32	29	—	29	23	—	23
Energy products and services	156	—	142	143	—	129	139	—	125
Total	$10,589	$3,234	$7,343	$9,614	$2,998	$6,603	$7,528	$3,059	$4,454

(20) Supplemental Disclosure of Cash Flow Information

The tables below provide supplemental disclosure of cash flow information:

	2018			2017			2016
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$363	$200	$105	$378	$205	$116	$406	$209	$116
Income taxes (refunds), net	89	154	3	15	76	4	(104)	128	3
Non-cash transactions:
Accounts payable related to capital expenditures	201	124	80	144	104	56	87	65	35
Capital distribution associated with the Internal Spin	—	—	1,473	—	—	—	—	—	—

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the amount reported in the Statements of Consolidated Cash Flows:

	December 31, 2018			December 31, 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1) (2)	$4,231	$335	$14	$260	$238	$12
Restricted cash included in Prepaid expenses and other current assets	46	34	11	35	35	—
Restricted cash included in Other	1	1	—	1	1	—
Total cash, cash equivalents and restricted cash shown in Statements of Consolidated Cash Flows	$4,278	$370	$25	$296	$274	$12

(1)
CenterPoint Energy’s Cash and cash equivalents as of December 31, 2018 included $3.9 billion of temporary investments resulting from the Merger financings. CenterPoint Energy recorded interest income of $28 million, $2 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively, in Other, net on CenterPoint Energy’s Statements of Consolidated Income. See Notes 13 and 14 for further details related to the Merger financings.

(2)
Houston Electric’s Cash and cash equivalents as of December 31, 2018 and 2017 included $335 million and $230 million, respectively, of cash related to the Bond Companies. Houston Electric recorded interest income of $4 million, $2 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively, in Other, net on Houston Electric’s Statement of Consolidated Income.

(21) Related Party Transactions (Houston Electric and CERC)

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

	December 31, 2018		December 31, 2017
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Money pool investments (borrowings) (1)	$(1)	$114	$(60)	$(570)
Weighted average interest rate	2.42%	2.42%	1.90%	1.90%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies in Houston Electric’s and CERC’s Consolidated Balance Sheets.

Houston Electric and CERC affiliate-related net interest income (expense) were as follows:

	Year Ended December 31,
	2018		2017		2016
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$1	$—	$2	$—	$(4)	$—

(1)	Interest income is included in Other, net and interest expense is included in Interest and other finance charges on Houston Electric’s and CERC’s respective Statements of Consolidated Income.

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Year Ended December 31,
	2018		2017		2016
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$190	$147	$188	$128	$179	$125
Net affiliate service charges (billings)	(17)	17	(9)	9	(8)	8

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Year Ended December 31,
	2018		2017		2016
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$209	$360	$180	$601	$135	$643
Cash contribution from parent	200	960	—	38	374	72
Capital distribution to parent associated with the Internal Spin	—	1,473	—	—	—	—

(22) Subsequent Events

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution
					(in millions)
Common units	February 8, 2019	February 19, 2019	February 26, 2019	$0.318	$74
Enable Series A Preferred Units	February 8, 2019	February 8, 2019	February 14, 2019	0.625	9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of December 31, 2018 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of the Registrants’ management, including their respective principal executive officers and principal financial officers, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management has concluded, in each case, that their internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, CenterPoint Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of CenterPoint Energy’s internal control over financial reporting as of December 31, 2018 which is set forth below. This report is not applicable to Houston Electric or CERC as they are not accelerated or large accelerated filers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas
Opinion on Internal Control over Financial Reporting
 We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2019

Item 9B.	Other Information

Amended and Restated Short Term Incentive Plan
Effective January 1, 2019, the Board of Directors of CenterPoint Energy amended and restated the CenterPoint Energy, Inc. Short Term Incentive Plan. The Short Term Incentive Plan, as amended and restated, includes, among other things, the following changes:

•	Revised eligibility requirements to provide clarity with respect to participants employed for a portion of the applicable plan year;

•	Amended methodology for calculating payments upon retirement;

•	Removed manager discretion with respect to terminations after the plan year but before the payment date to conform to operational practice; and

•	Deleted provisions related to Section 162(m) of the Internal Revenue Code to reflect current legislative changes.

The foregoing description of the Short Term Incentive Plan does not purport to be complete and is subject to, and qualified in its entirety by, reference to the complete text of the Short Term Incentive Plan, a copy of which is filed as Exhibit 10(m) to this Annual Report on Form 10-K and incorporated by reference herein.
Termination of Certain Plans of Vectren
On February 26, 2019, the Board of Directors of Vectren terminated (i) the At Risk Compensation Plan, dated May 1, 2001, as most recently amended and restated May 24, 2016, (ii) the Vectren Incentive Plan Guidelines and (iii) the Severance Plan for Executive Officers, dated December 31, 2011, as most recently amended and restated February 21, 2017, the terminations of which are effective as of February 26, 2019. With respect to the At Risk Compensation Plan and the Vectren Incentive Plan Guidelines, there were no awards outstanding under each respective plan as of the termination. With respect to the Severance Plan for Executive Officers, there were no participants under such plan upon the closing of the Merger.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For CenterPoint Energy, the information called for by Item 10, to the extent not set forth in “Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2019 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 11.	Executive Compensation

For CenterPoint Energy, the information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2019 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For CenterPoint Energy, the information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2019 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For CenterPoint Energy, the information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2019 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K. See Note 11 for information related to CenterPoint Energy’s affiliate transactions.

For Houston Electric and CERC, the information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 14.	Principal Accounting Fees and Services

For CenterPoint Energy, the information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2019 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Aggregate fees billed to Houston Electric and CERC during the year ended December 31, 2018 and 2017 by their principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2018		2017
	Houston Electric	CERC	Houston Electric	CERC
Audit fees (1)	$859,950	$1,360,800	$819,364	$1,296,576
Audit-related fees (2)	529,000	121,000	516,000	106,000
Total audit and audit-related fees	1,388,950	1,481,800	1,335,364	1,402,576
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total fees	$1,388,950	$1,481,800	$1,335,364	$1,402,576

(1)
For 2018 and 2017, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2018 and 2017, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Houston Electric and CERC each are not required to have, and do not have, an audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing for CenterPoint Energy as Exhibit 99.1.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2018.

The following schedules are omitted by the Registrants because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 170, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

Item 16. Form 10-K Summary

None.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2018

INDEX OF EXHIBITS

Exhibits included with this report are designated by a cross (†); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K. The Registrants have not filed the exhibits and schedules to Exhibit 2. The Registrants hereby agree to furnish supplementally a copy of any schedule omitted from Exhibit 2 to the SEC upon request.

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(a)	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (Texas Genco), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1	X
2(b)**	—	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	X
2(c)(1)		Agreement and Plan of Merger among CERC, Houston Lighting and Power Company (“HL&P”), HI Merger, Inc. and NorAm Energy Corp. (“NorAm”) dated August 11, 1996	Houston Industries’ (“HI’s”) Form 8-K dated August 11, 1996	1-7629	2			X
2(c)(2)		Amendment to Agreement and Plan of Merger among CERC, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996	Registration Statement on Form S-4	333-11329	2(c)			X
2(d)		Agreement and Plan of Merger dated December 29, 2000 merging Reliant Resources Merger Sub, Inc. with and into Reliant Energy Services, Inc.	Registration Statement on Form S-3	333-54526	2			X
2(e)		Master Formation Agreement dated March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC.	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X		X
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3(b)		Articles of Conversion of Reliant Energy Incorporated	Houston Electric’s Form 8-K dated August 31, 2002	1-3187	3(a)		X
3(c)	—	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		X
3(d)	—	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			X
3(e)	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			X
3(f)	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			X
3(g)	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			X
3(h)	—	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	X
3(i)	—	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		X
3(j)	—	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			X
3(k)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	X
3(l)	—	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3(m)	—	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	X
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1	X
4(b)		Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	X
4(c)		Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3(l))	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	X
4(d)		Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	X
4(e)		Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4(d))	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	X
4(f)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3	X
4(g)(1)	—
Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto
			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)	X	X
4(g)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(g)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(g)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(g)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)	X	X
4(g)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(g)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4	X	X
4(g)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(g)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4	X	X
4(g)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(g)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4	X	X
4(g)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(g)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4	X	X
4(g)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(g)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)	X	X
4(g)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(g)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)	X	X
4(h)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)	X	X
4(h)(2)	—	Second Supplemental Indenture to Exhibit 4(h)(1), dated as of October 10, 2002	Houston Electric’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)	X	X
4(h)(3)	—	Third Supplemental Indenture to Exhibit 4(h)(1), dated as of October 10, 2002	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)	X	X
4(h)(4)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(h)(5)	—	Ninth Supplemental Indenture to Exhibit 4(h)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)	X	X
4(h)(6)	—	Tenth Supplemental Indenture to Exhibit 4(h)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1	X	X
4(h)(7)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2	X	X
4(h)(8)	—	Eleventh Supplemental Indenture to Exhibit 4(h)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2	X	X
4(h)(9)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1	X	X
4(h)(10)	—	Twentieth Supplemental Indenture to Exhibit 4(h)(1), dated as of December 9, 2008	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2	X	X
4(h)(11)	—	Twenty-Second Supplemental Indenture to Exhibit 4(h)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)	X	X
4(h)(12)	—	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)	X	X
4(h)(13)	—	Twenty-Third Supplemental Indenture to Exhibit 4(h)(1) dated as of March 17, 2014	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10	X	X
4(h)(14)	—	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11	X	X
4(h)(15)	—	Twenty-Fourth Supplemental Indenture to Exhibit 4(h)(1) dated as of May 18, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.5	X	X
4(h)(16)	—	Officer’s Certificate, dated as of May 18, 2016, setting forth the form, terms and provisions of the Twenty-Fifth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.6	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(h)(17)	—	Twenty-Fifth Supplemental Indenture to Exhibit 4(h)(1) dated as of August 11, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5	X	X
4(h)(18)	—	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6	X	X
4(h)(19)	—	Twenty-Sixth Supplemental Indenture to Exhibit 4(h)(1) dated as of January 12, 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)	X	X
4(h)(20)	—	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)	X	X
4(h)(21)	—	Twenty-Seventh Supplemental Indenture to Exhibit 4(h)(1) dated as of February 28, 2018	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.9	X	X
4(h)(22)	—	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.10	X	X
4(h)(23)		Twenty-Eighth Supplemental Indenture to Exhibit 4(h)(1) dated as of January 15, 2019	Houston Electric’s Form 8-K dated January 10, 2019	1-3187	4.4	X	X
†4(h)(24)	—	Officer’s Certificate, dated as of January 15, 2019, setting forth the form, terms and provisions of the Twenty-Ninth Series of General Mortgage Bonds				X	X
4(i)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1	X		X
4(i)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(i)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)	X		X
4(i)(3)	—	Supplemental Indenture No. 12 to Exhibit 4(i)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(i)(4)	—	Supplemental Indenture No. 14 to Exhibit 4(i)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)	X		X
4(i)(5)	—	Supplemental Indenture No. 15 to Exhibit 4(i)(1) dated as of January 20, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(16)	X		X
4(i)(6)	—	Supplemental Indenture No. 16 to Exhibit 4(i)(1) dated as of August 23, 2017, providing for the issuance of CERC Corp.’s 4.10% Senior Notes due 2047	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.11	X		X
4(i)(7)	—	Supplemental Indenture No. 17 to Exhibit 4(i)(1) dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028	CERC’s Form 10-Q for the quarter ended March 31, 2018	1-13265	4.4	X		X
4(j)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	X
4(j)(2)	—	Supplemental Indenture No. 9 to Exhibit 4(j)(1), dated as of August 10, 2017, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2022	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.9	X
4(j)(3)	—	Supplemental Indenture No. 10 to Exhibit 4(j)(1), dated as of October 5, 2018, providing for the issuance of CenterPoint Energy’s 3.60% Senior Notes due 2021, 3.85% Senior Notes due 2024 and 4.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2018	1-31447	4.14	X
4(k)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1	X
4(k)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(k)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2	X
4(k)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(k)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(k)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(k)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)	X
4(l)(1)	—	$1,600,000,000 Credit Agreement dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	X
4(l)(2)	—	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	X
4(l)(3)		Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	X
4(m)(1)	—	$300,000,000 Credit Agreement dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	X	X
4(m)(2)	—	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	X	X
4(n)(1)	—	$600,000,000 Credit Agreement dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	X		X
4(n)(2)	—	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	X		X

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrants have not filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of the Registrants and its subsidiaries on a consolidated basis. The Registrants hereby agree to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(a)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(b)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1	X
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4	X
*10(c)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1	X
*10(d)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4	X
*10(d)(2)	—	First Amendment to Exhibit 10(d)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5	X
*10(e)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3	X
*10(e)(2)	—	First Amendment to Exhibit 10(e)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6	X
*10(f)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5	X
10(g)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2	X
10(g)(2)	—	Amendment to Exhibit 10(g)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)	X
†10(h)	—	Summary of Certain Compensation Arrangements of the Executive Chairman of the Board				X
10(i)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(i)(2)	—	First Amendment to Exhibit 10(i)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)	X
10(i)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5	X
10(i)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6	X
10(i)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8	X
10(j)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)	X
10(j)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)	X
10(j)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)	X
*10(k)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2	X
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4	X
*10(l)(1)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3	X
*10(l)(2)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	X
†*10(m)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2019				X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(n)	—	Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.1	X
10(o)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1	X	X
10(p)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2	X
10(p)(2)	—	First Amendment to Exhibit 10(p)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3	X
*10(q)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A	X
*10(q)(2)	—	Form of Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.3	X
*10(q)(3)	—	Form of Performance Award Agreement for Executive Chairman 20XX - 20XX Performance Cycle under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.4	X
*10(q)(4)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.2	X
*10(q)(5)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.5	X
*10(q)(6)	—	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.6	X
*10(q)(7)	—	Form of Executive Chairman Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.7	X
†10(r)	—	Summary of Non-Employee Director Compensation				X
†10(s)	—	Summary of Senior Executive Officer Compensation				X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(t)	—	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	X
10(u)	—	Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(zz)	X
10(v)	—	Master Formation Agreement, dated as of March 14, 2013, among CenterPoint Energy, OGE, Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X
10(w)	—	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP, dated November 14, 2017	CenterPoint Energy’s Form 8-K dated November 14, 2017	1-31447	10.1	X
10(x)	—	Third Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated June 22, 2016	CenterPoint Energy’s Form 8-K dated June 22, 2016	1-31447	10.2	X
10(y)	—	Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services (CEFS), CERC Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.3	X
10(z)	—	Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, OGE, Enogex Holdings LLC and CEFS	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.4	X
10(aa)		Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee	CERC’s Form 8-K dated May 27, 2014	1-13265	10.1			X
10(bb)		First Supplemental Indenture, dated as of May 27, 2014, among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee	CERC’s Form 8-K dated May 27, 2014	1-13265	10.2			X
10(cc)		Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers	CERC’s Form 8-K dated May 27, 2014	1-13265	10.3			X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(dd)	—	Purchase Agreement dated January 28, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated January 28, 2016	1-31447	10.1	X
10(ee)	—	Registration Rights Agreement dated as of February 18, 2016 by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated February 18, 2016	1-31447	10.2	X
10(ff)		Commitment Letter, dated as of April 21, 2018, by Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. to CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	10.1	X
†21	—	Subsidiaries of CenterPoint Energy				X
†23.1.1	—	Consent of Deloitte & Touche LLP				X
†23.1.2	—	Consent of Deloitte & Touche LLP					X
†23.1.3	—	Consent of Deloitte & Touche LLP						X
†23.2	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of Enable Midstream Partners, LP				X
†31.1.1	—	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka				X
†31.1.2	—	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka					X
†31.1.3	—	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka						X
†31.2.1	—	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers				X
†31.2.2	—	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers					X
†31.2.3	—	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers						X
†32.1.1	—	Section 1350 Certification of Scott M. Prochazka				X
†32.1.2	—	Section 1350 Certification of Scott M. Prochazka					X
†32.1.3	—	Section 1350 Certification of Scott M. Prochazka						X
†32.2.1	—	Section 1350 Certification of William D. Rogers				X
†32.2.2	—	Section 1350 Certification of William D. Rogers					X
†32.2.3	—	Section 1350 Certification of William D. Rogers						X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
99.1	—	Financial Statements of Enable Midstream Partners, LP as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017and 2016	Part II, Item 8 of Enable Midstream Partners, LP’s Form 10-K for the year ended December 31, 2018	001-36413	Item 8	X
†101.INS	—	XBRL Instance Document				X	X	X
†101.SCH	—	XBRL Taxonomy Extension Schema Document				X	X	X
†101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document				X	X	X
†101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document				X	X	X
†101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document				X	X	X
†101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document				X	X	X

**Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of February, 2019.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ Scott M. Prochazka
Scott M. Prochazka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Signature	Title
/s/ SCOTT M. PROCHAZKA	President, Chief Executive Officer and
Scott M. Prochazka	Director (Principal Executive Officer and Director)

/s/ WILLIAM D. ROGERS	Executive Vice President and Chief
William D. Rogers	Financial Officer (Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief
Kristie L. Colvin	Accounting Officer (Principal Accounting Officer)

/s/ MILTON CARROLL	Executive Chairman of the Board of Directors
Milton Carroll

/s/ LESLIE D. BIDDLE	Director
Leslie D. Biddle

/s/ SCOTT J. MCLEAN	Director
Scott J. McLean

/s/ MARTIN H. NESBITT	Director
Martin H. Nesbitt

/s/ THEODORE F. POUND	Director
Theodore F. Pound

/s/ SUSAN O. RHENEY	Director
Susan O. Rheney

/s/ PHILLIP R. SMITH	Director
Phillip R. Smith

/s/ JOHN W. SOMERHALDER II	Director
John W. Somerhalder II

/s/ PETER S. WAREING	Director
Peter S. Wareing

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Signature	Title

/s/ SCOTT M. PROCHAZKA	Manager and Chairman
(Scott M. Prochazka)	(Principal Executive Officer)

/s/ WILLIAM D. ROGERS	Executive Vice President and Chief Financial Officer
(William D. Rogers)	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
(Kristie L. Colvin)	(Principal Accounting Officer)

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Signature	Title

/s/ SCOTT M. PROCHAZKA	Chairman, President and Chief Executive Officer
(Scott M. Prochazka)	(Principal Executive Officer and Director)

/s/ WILLIAM D. ROGERS	Executive Vice President and Chief Financial Officer
(William D. Rogers)	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
(Kristie L. Colvin)	(Principal Accounting Officer)