Form 10-Q
period 2019-03-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2019-05-09
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes ☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes ☐	No ☑
CenterPoint Energy Resources Corp.	Yes ☐	No ☑

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CenterPoint Energy, Inc.	Common Stock, $0.01 par value	CNP	New York Stock Exchange Chicago Stock Exchange
CenterPoint Energy, Inc.	Depositary shares, each representing a 1/20th interest in a share of 7.00% Series B Mandatory Convertible Preferred Stock, $0.01 par value	CNP/PB	New York Stock Exchange
CenterPoint Energy Houston Electric, LLC	9.15% First Mortgage Bonds due 2021	n/a	New York Stock Exchange
CenterPoint Energy Houston Electric, LLC	6.95% General Mortgage Bonds due 2033	n/a	New York Stock Exchange
CenterPoint Energy Resources Corp.	6.625% Senior Notes due 2037	n/a	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of April 25, 2019:

CenterPoint Energy, Inc.	502,173,861 shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000 common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000 shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AMA	Asset Management Agreement
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARO	Asset retirement obligation
ARAM	Average rate assumption method
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
Bcf	Billion cubic feet
Bond Companies
Bond Company II, Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CECL	Current expected credit losses
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CME	Chicago Mercantile Exchange
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
COLI	Corporate-owned life insurance
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor

GLOSSARY
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
Gas Daily	Platts gas daily indices
GenOn	GenOn Energy, Inc.
GHG	Greenhouse gases
GMES	Government Mandated Expenditure Surcharge
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
Internal Spin
The series of internal transactions consummated on September 4, 2018 whereby CERC (i) contributed its equity investment in Enable consisting of Enable common units and its interests in Enable GP to CNP Midstream and (ii) transferred all of its interest in CNP Midstream to CenterPoint Energy

IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MATS	Mercury and Air Toxics Standards
Merger
The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Date	February 1, 2019
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy

GLOSSARY
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable Mississippi River Transmission, LLC
MW	Megawatts
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SERP	Supplemental Executive Retirement Plan
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy

GLOSSARY
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TSCR	Tax Savings Credit Rider
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VCC	Vectren Capital Corp., a wholly-owned subsidiary of Vectren
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of the Merger Date
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both March 31, 2019 and December 31, 2018, consisted of AT&T Common and Charter Common
2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018

v

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

The Registrants have based their forward-looking statements on management’s beliefs and assumptions based on information reasonably available to management at the time the statements are made. The Registrants caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, the Registrants cannot assure you that actual results will not differ materially from those expressed or implied by the Registrants’ forward-looking statements. In this Form 10-Q, unless context requires otherwise, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, including Houston Electric, CERC and Vectren.

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

•
the expected benefits of the Merger and integration, including the outcome of shareholder litigation filed against Vectren that could reduce anticipated benefits of the Merger, as well as the ability to successfully integrate the Vectren businesses and to realize anticipated benefits and commercial opportunities;

•
industrial, commercial and residential growth in our service territories and changes in market demand, including the demand for our non-utility products and services and effects of energy efficiency measures and demographic patterns;

•	the outcome of the pending Houston Electric rate case;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•	CenterPoint Energy’s and CERC’s ability to mitigate weather impacts through normalization or rate mechanisms, and the effectiveness of such mechanisms;

•	the timing and extent of changes in commodity prices, particularly natural gas and coal, and the effects of geographic and seasonal commodity price differentials on CERC and Enable;

•	actions by credit rating agencies, including any potential downgrades to credit ratings;

•	changes in interest rates and their impact on costs of borrowing and the valuation of CenterPoint Energy’s pension benefit obligation;

•
problems with regulatory approval, legislative actions, construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or cancellation or in cost overruns that cannot be recouped in rates;

•	the availability and prices of raw materials and services and changes in labor for current and future construction projects;

•
local, state and federal legislative and regulatory actions or developments relating to the environment, including, among others, those related to global climate change, air emissions, carbon, waste water discharges and the handling and disposal of CCR that could impact the continued operation, and/or cost recovery of generation plant costs and related assets;

•	the impact of unplanned facility outages or other closures;

•
any direct or indirect effects on our or Enable’s facilities, operations and financial condition resulting from terrorism, cyber-attacks, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events such as fires, ice, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes, pandemic health events or other occurrences;

•	our ability to invest planned capital and the timely recovery of our investments, including those related to Indiana Electric’s generation transition plan;

•
our ability to successfully construct and operate electric generating facilities, including complying with applicable environmental standards and the implementation of a well-balanced energy and resource mix, as appropriate;

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

•
the performance of projects undertaken by our non-utility businesses and the success of efforts to realize value from, invest in and develop new opportunities and other factors affecting those non-utility businesses, including, but not limited to, the level of success in bidding contracts, fluctuations in volume and mix of contracted work, mix of projects received under blanket contracts, failure to properly estimate cost to construct projects or unanticipated cost increases in completion of the contracted work, changes in energy prices that affect demand for construction services and projects and cancellation and/or reductions in the scope of projects by customers and obligations related to warranties and guarantees;

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

•
other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K, which are incorporated herein by reference, and other reports the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except per share amounts)
Revenues:
Utility revenues	$2,161	$1,894
Non-utility revenues	1,370	1,261
Total	3,531	3,155
Expenses:
Utility natural gas, fuel and purchased power	735	637
Non-utility cost of revenues, including natural gas	1,251	1,273
Operation and maintenance	861	569
Depreciation and amortization	313	314
Taxes other than income taxes	126	111
Total	3,286	2,904
Operating Income	245	251
Other Income (Expense):
Gain on marketable securities	83	1
Loss on indexed debt securities	(86)	(18)
Interest and other finance charges	(121)	(78)
Interest on Securitization Bonds	(12)	(16)
Equity in earnings of unconsolidated affiliate, net	62	69
Other income, net	20	3
Total	(54)	(39)
Income Before Income Taxes	191	212
Income tax expense	22	47
Net Income	169	165
Preferred stock dividend requirement	29	—
Income Available to Common Shareholders	$140	$165

Basic Earnings Per Common Share	$0.28	$0.38
Diluted Earnings Per Common Share	$0.28	$0.38
Weighted Average Common Shares Outstanding, Basic	502	431
Weighted Average Common Shares Outstanding, Diluted	504	434

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net income	$169	$165
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1 and $1)	1	1
Net deferred gain (loss) from cash flow hedges (net of tax of $-0- and $1)	(1)	4
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0- and $-0-)	1	—
Total	1	5
Comprehensive income	$170	$170

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents ($242 and $335 related to VIEs, respectively)	$255	$4,231
Investment in marketable securities	623	540
Accounts receivable ($56 and $56 related to VIEs, respectively), less bad debt reserve of $29 and $18, respectively	1,415	1,190
Accrued unbilled revenues	451	378
Natural gas inventory	115	194
Materials and supplies	256	200
Non-trading derivative assets	63	100
Prepaid expenses and other current assets ($33 and $34 related to VIEs, respectively)	241	192
Total current assets	3,419	7,025
Property, Plant and Equipment:
Property, plant and equipment	29,011	20,267
Less: accumulated depreciation and amortization	9,499	6,223
Property, plant and equipment, net	19,512	14,044
Other Assets:
Goodwill	5,129	867
Regulatory assets ($977 and $1,059 related to VIEs, respectively)	2,229	1,967
Non-trading derivative assets	33	38
Investment in unconsolidated affiliates	2,471	2,482
Preferred units – unconsolidated affiliate	363	363
Intangible assets, net	460	65
Other	286	158
Total other assets	10,971	5,940
Total Assets	$33,902	$27,009

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2019	December 31, 2018
	(in millions, except share amounts)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$347	$458
Indexed debt, net	23	24
Current portion of other long-term debt	32	—
Indexed debt securities derivative	687	601
Accounts payable	1,181	1,240
Taxes accrued	214	204
Interest accrued	127	121
Dividends accrued	—	187
Customer deposits	142	86
Non-trading derivative liabilities	48	126
Other	338	255
Total current liabilities	3,139	3,302
Other Liabilities:
Deferred income taxes, net	3,824	3,239
Non-trading derivative liabilities	18	5
Benefit obligations	888	796
Regulatory liabilities	3,449	2,525
Other	609	402
Total other liabilities	8,788	6,967
Long-term Debt:
VIE Securitization Bonds, net	914	977
Other long-term debt, net	12,845	7,705
Total long-term debt, net	13,759	8,682
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	790
Series B Preferred Stock, $0.01 par value, $978 aggregate liquidation preference, 977,500 shares outstanding	950	950
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 502,168,182 shares and 501,197,784 shares outstanding, respectively	5	5
Additional paid-in capital	6,060	6,072
Retained earnings	518	349
Accumulated other comprehensive loss	(107)	(108)
Total shareholders’ equity	8,216	8,058
Total Liabilities and Shareholders’ Equity	$33,902	$27,009

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$169	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	314
Amortization of deferred financing costs	7	6
Amortization of intangible assets in non-utility cost of revenues	9	—
Deferred income taxes	(14)	(17)
Unrealized gain on marketable securities	(83)	(1)
Loss on indexed debt securities	86	18
Write-down of natural gas inventory	1	1
Equity in earnings of unconsolidated affiliate, net of distributions	12	(9)
Pension contributions	(2)	(62)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	138	39
Inventory	120	139
Accounts payable	(332)	(209)
Fuel cost recovery	58	64
Non-trading derivatives, net	(40)	64
Margin deposits, net	19	(28)
Interest and taxes accrued	(116)	(32)
Net regulatory assets and liabilities	(3)	42
Other current assets	16	(15)
Other current liabilities	(101)	1
Other assets	58	(3)
Other liabilities	(39)	5
Other operating activities, net	(5)	2
Net cash provided by operating activities	271	484
Cash Flows from Investing Activities:
Capital expenditures	(537)	(362)
Acquisitions, net of cash acquired	(5,987)	—
Distributions from unconsolidated affiliate in excess of cumulative earnings	—	14
Proceeds from sale of marketable securities	—	16
Other investing activities, net	(15)	1
Net cash used in investing activities	(6,539)	(331)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	—	(39)
Proceeds from (payments of) commercial paper, net	2,692	(837)
Proceeds from long-term debt, net	721	997
Payments of long-term debt	(994)	(165)
Long-term revolving credit facility	135	—
Debt issuance costs	(8)	(7)
Payment of dividends on Common Stock	(144)	(120)
Payment of dividends on Preferred Stock	(43)	—
Distribution to ZENS note holders	—	(16)
Other financing activities, net	(14)	(5)
Net cash provided by (used in) financing activities	2,345	(192)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(3,923)	(39)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,278	296
Cash, Cash Equivalents and Restricted Cash at End of Period	$355	$257

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	2	$1,740	—	$—
Balance, end of period	2	1,740	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	501	5	431	4
Issuances related to benefit and investment plans	1	—	—	—
Balance, end of period	502	5	431	4
Additional Paid-in-Capital
Balance, beginning of period		6,072		4,209
Issuances related to benefit and investment plans		(12)		(1)
Balance, end of period		6,060		4,208
Retained Earnings
Balance, beginning of period		349		543
Net income		169		165
Balance, end of period		518		708
Accumulated Other Comprehensive Loss
Balance, beginning of period		(108)		(68)
Other comprehensive income		1		5
Balance, end of period		(107)		(63)
Total Shareholders’ Equity		$8,216		$4,857

 See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues	$686	$755
Expenses:
Operation and maintenance	368	342
Depreciation and amortization	175	233
Taxes other than income taxes	62	61
Total	605	636
Operating Income	81	119
Other Income (Expense):
Interest and other finance charges	(40)	(33)
Interest on Securitization Bonds	(12)	(16)
Other income (expense), net	4	(3)
Total	(48)	(52)
Income Before Income Taxes	33	67
Income tax expense	6	15
Net Income	$27	$52

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income	$27	$52
Other comprehensive income:
Net deferred gain (loss) from cash flow hedges (net of tax of $-0- and $1)	(1)	4
Total	(1)	4
Comprehensive income	$26	$56

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents ($242 and $335 related to VIEs, respectively)	$243	$335
Accounts and notes receivable ($56 and $56 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	286	283
Accounts and notes receivable–affiliated companies	991	20
Accrued unbilled revenues	86	110
Materials and supplies	134	135
Taxes receivable	—	5
Prepaid expenses and other current assets ($33 and $34 related to VIEs, respectively)	46	61
Total current assets	1,786	949
Property, Plant and Equipment:
Property, plant and equipment	12,287	12,148
Less: accumulated depreciation and amortization	3,743	3,746
Property, plant and equipment, net	8,544	8,402
Other Assets:
Regulatory assets ($977 and $1,059 related to VIEs, respectively)	1,056	1,124
Other	34	32
Total other assets	1,090	1,156
Total Assets	$11,420	$10,507

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	March 31, 2019	December 31, 2018
	(in millions)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$347	$458
Accounts payable	238	262
Accounts and notes payable–affiliated companies	37	78
Taxes accrued	65	115
Interest accrued	56	64
Non-trading derivative liabilities	—	24
Other	76	89
Total current liabilities	819	1,090
Other Liabilities:
Deferred income taxes, net	1,015	1,023
Benefit obligations	88	91
Regulatory liabilities	1,272	1,298
Other	68	65
Total other liabilities	2,443	2,477
Long-term Debt:
VIE Securitization Bonds, net	914	977
Other, net	3,970	3,281
Total long-term debt, net	4,884	4,258
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,486	1,896
Retained earnings	803	800
Accumulated other comprehensive loss	(15)	(14)
Total member’s equity	3,274	2,682
Total Liabilities and Member’s Equity	$11,420	$10,507

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$27	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	233
Amortization of deferred financing costs	3	3
Deferred income taxes	(15)	(20)
Changes in other assets and liabilities:
Accounts and notes receivable, net	21	9
Accounts receivable/payable–affiliated companies	(32)	(5)
Inventory	1	4
Accounts payable	2	(16)
Taxes receivable	5	—
Interest and taxes accrued	(58)	(54)
Non-trading derivatives, net	(25)	—
Net regulatory assets and liabilities	(44)	(26)
Other current assets	13	2
Other current liabilities	(7)	(2)
Other assets	3	1
Other liabilities	(1)	(2)
Other operating activities, net	(2)	1
Net cash provided by operating activities	66	180
Cash Flows from Investing Activities:
Capital expenditures	(258)	(230)
Increase in notes receivable–affiliated companies	(979)	(133)
Other investing activities, net	—	(1)
Net cash used in investing activities	(1,237)	(364)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	696	398
Payments of long-term debt	(175)	(165)
Decrease in notes payable–affiliated companies	(1)	(60)
Dividend to parent	(24)	(32)
Contribution from parent	590	—
Debt issuance costs	(7)	(3)
Other financing activities, net	(1)	1
Net cash provided by financing activities	1,078	139
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(93)	(45)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	370	274
Cash, Cash Equivalents and Restricted Cash at End of Period	$277	$229

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		1,896		1,696
Contribution from Parent		590		—
Other		—		1
Balance, end of period		2,486		1,697
Retained Earnings
Balance, beginning of period		800		673
Net income		27		52
Dividend to parent		(24)		(32)
Balance, end of period		803		693
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period		(14)		—
Other comprehensive income (loss)		(1)		4
Balance, end of period		(15)		4
Total Member’s Equity		$3,274		$2,394

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Revenues:
Utility revenues	$1,185	$1,143
Non-utility revenues	1,183	1,257
Total	2,368	2,400
Expenses:
Utility natural gas	625	637
Non-utility cost of revenues, including natural gas	1,171	1,273
Operation and maintenance	250	238
Depreciation and amortization	77	73
Taxes other than income taxes	49	48
Total	2,172	2,269
Operating Income	196	131
Other Income (Expense):
Interest and other finance charges	(29)	(29)
Other expense, net	(3)	(4)
Total	(32)	(33)
Income From Continuing Operations Before Income Taxes	164	98
Income tax expense	26	20
Income From Continuing Operations	138	78
Income from discontinued operations (net of tax of $-0- and $17, respectively)	—	52
Net Income	$138	$130

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net income	$138	$130
Comprehensive income	$138	$130

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$1	$14
Accounts receivable, less bad debt reserve of $22 and $17, respectively	856	894
Accrued unbilled revenues	191	268
Accounts and notes receivable–affiliated companies	232	120
Materials and supplies	67	65
Natural gas inventory	72	194
Non-trading derivative assets	63	100
Prepaid expenses and other current assets	65	115
Total current assets	1,547	1,770
Property, Plant and Equipment:
Property, plant and equipment	7,533	7,431
Less: accumulated depreciation and amortization	2,260	2,205
Property, plant and equipment, net	5,273	5,226
Other Assets:
Goodwill	867	867
Regulatory assets	180	181
Non-trading derivative assets	33	38
Other	165	132
Total other assets	1,245	1,218
Total Assets	$8,065	$8,214

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	March 31, 2019	December 31, 2018
	(in millions)
Current Liabilities:
Accounts payable	$570	$856
Accounts and notes payable–affiliated companies	38	50
Taxes accrued	81	82
Interest accrued	31	38
Customer deposits	76	75
Non-trading derivative liabilities	47	102
Other	136	137
Total current liabilities	979	1,340
Other Liabilities:
Deferred income taxes, net	443	406
Non-trading derivative liabilities	9	5
Benefit obligations	94	93
Regulatory liabilities	1,233	1,227
Other	362	329
Total other liabilities	2,141	2,060
Long-Term Debt	2,384	2,371
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,015	2,015
Retained earnings	541	423
Accumulated other comprehensive income	5	5
Total stockholder’s equity	2,561	2,443
Total Liabilities and Stockholder’s Equity	$8,065	$8,214

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$138	$130
Less: Income from discontinued operations, net of tax	—	52
Income from continuing operations	138	78
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	77	73
Amortization of deferred financing costs	3	2
Deferred income taxes	21	14
Write-down of natural gas inventory	1	1
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	102	29
Accounts receivable/payable–affiliated companies	(18)	(4)
Inventory	119	135
Accounts payable	(255)	(173)
Fuel cost recovery	58	64
Interest and taxes accrued	(8)	(10)
Non-trading derivatives, net	(26)	60
Margin deposits, net	19	(28)
Net regulatory assets and liabilities	19	55
Other current assets	7	3
Other current liabilities	(8)	19
Other assets	(12)	3
Other liabilities	10	4
Other operating activities, net	1	1
Net cash provided by operating activities from continuing operations	248	326
Net cash provided by operating activities from discontinued operations	—	60
Net cash provided by operating activities	248	386
Cash Flows from Investing Activities:
Capital expenditures	(146)	(114)
Increase in notes receivable–affiliated companies	(106)	—
Other investing activities, net	2	3
Net cash used in investing activities from continuing operations	(250)	(111)
Net cash provided by investing activities from discontinued operations	—	14
Net cash used in investing activities	(250)	(97)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	—	(39)
Proceeds from (payments of) commercial paper, net	11	(172)
Proceeds from long-term debt	—	599
Dividends to parent	(20)	(86)
Debt issuance costs	—	(4)
Decrease in notes payable–affiliated companies	—	(570)
Other financing activities, net	(2)	(2)
Net cash used in financing activities from continuing operations	(11)	(274)
Net cash provided by financing activities from discontinued operations	—	—
Net cash used in financing activities	(11)	(274)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(13)	15
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	25	12
Cash, Cash Equivalents and Restricted Cash at End of Period	$12	$27

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,015		2,528
Other		—		(1)
Balance, end of period		2,015		2,527
Retained Earnings
Balance, beginning of period		423		574
Net income		138		130
Dividend to parent		(20)		(86)
Balance, end of period		541		618
Accumulated Other Comprehensive Income
Balance, beginning of period		5		6
Balance, end of period		5		6
Total Stockholder’s Equity		$2,561		$3,151

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

COMBINED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. This combined Form 10-Q is filed separately by three registrants: CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other Registrants or the subsidiaries of CenterPoint Energy other than itself or its subsidiaries.

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

Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Combined Notes to the Unaudited Condensed Consolidated Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Registrants’ combined 2018 Form 10-K.

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable as described below. On the Merger Date, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. On the Merger Date, Vectren became a wholly-owned subsidiary of CenterPoint Energy.

As of March 31, 2019, CenterPoint Energy’s operating subsidiaries were as follows:

•	Houston Electric owns and operates electric transmission and distribution facilities in the Texas Gulf Coast area that includes the city of Houston; and

•
CERC (i) owns and operates natural gas distribution systems in six states and (ii) obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in over 30 states through its wholly-owned subsidiary, CES.

•	Vectren holds three public utilities through its wholly-owned subsidiary, VUHI, a public utility holding company:

•	Indiana Gas provides energy delivery services to natural gas customers located in central and southern Indiana;

•
SIGECO provides energy delivery services to electric and natural gas customers located near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market; and

•	VEDO provides energy delivery services to natural gas customers located near Dayton in west-central Ohio.

•	Vectren performs non-utility activities through:

•
Infrastructure Services provides underground pipeline construction and repair services through wholly-owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC and serves natural gas utilities across the United States, focusing on recurring integrity, station and maintenance work and opportunities for large transmission pipeline construction projects; and

•	ESG provides energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.

As of March 31, 2019, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 53.8% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

As of March 31, 2019, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

The Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 9 for further discussion.

Concurrent with the completion of the Merger, CenterPoint Energy added two new reportable segments, Indiana Electric Integrated and Infrastructure Services, to its five reportable segments disclosed in the Registrants’ combined 2018 Form 10-K. Additionally, CenterPoint Energy’s Natural Gas Distribution reportable segment now includes the gas operations of SIGECO (Indiana South), Indiana Gas and VEDO and CenterPoint Energy’s Corporate and Other reportable segment now includes ESG. Houston Electric’s and CERC’s reportable segments were not impacted by the Merger. For a description of the Registrants’ reportable segments, see Note 16.

Significant Accounting Policies. In addition to the significant accounting policies disclosed in the Registrants’ combined 2018 Form 10-K, CenterPoint Energy has adopted the following new or enhanced significant accounting policies following the consummation of the Merger:

Principles of Consolidation. Businesses within the Infrastructure Services reportable segment provide underground pipeline construction and repair services for customers that include NGD utilities. In accordance with consolidation guidance in ASC 980—Regulated Operations, costs incurred by NGD utilities for these pipeline construction and repair services are not eliminated in consolidation when capitalized and included in rate base by the NGD utility.

Guarantees. CenterPoint Energy recognizes guarantee obligations at fair value. CenterPoint Energy discloses parent company guarantees of a subsidiary’s obligation when that guarantee results in the exposure of a material obligation of the parent company even if the probability of fulfilling such obligation is considered remote. See Note 14(b).

Income Taxes. Investment tax credits are deferred and amortized to income over the approximate lives of the related property.

MISO Transactions. Indiana Electric is a member of MISO. MISO-related purchase and sale transactions are recorded using settlement information provided by the MISO. These purchase and sale transactions are accounted for on at least a net hourly position, meaning net purchases within that interval are recorded on CenterPoint Energy’s Condensed Statements of Consolidated Income in Utility natural gas, fuel and purchased power, and net sales within that interval are recorded on CenterPoint Energy’s Condensed Statements of Consolidated Income in Utility revenues. On occasion, prior period transactions are resettled outside the routine process due to a change in the MISO’s tariff or a material interpretation thereof. Expenses associated with resettlements are recorded once the resettlement is probable and the resettlement amount can be estimated. Revenues associated with resettlements are recognized when the amount is determinable and collectability is reasonably assured.

(2) New Accounting Pronouncements

The following table provides an overview of certain recently adopted or issued accounting pronouncements applicable to all the Registrants, unless otherwise noted.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2016-02- Leases (Topic 842) and related amendments
ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting.
Transition method: modified retrospective
January 1, 2019
The Registrants adopted the standard and recognized a right-of-use asset and lease liability on their statement of financial position with no material impact on their results of operations and cash flows. See Note 19 for more information.

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
Transition method: modified retrospective

		January 1, 2020 Early adoption is permitted	The Registrants are currently assessing the impact that this standard will have on their financial position, results of operations, cash flows and disclosures.
ASU 2018-13- Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
This standard eliminates, modifies and adds certain disclosure requirements for fair value measurements.
Transition method: prospective for additions and one modification and retrospective for all other amendments
		Adoption of eliminations and modifications as of September 30, 2018; Additions will be adopted January 1, 2020	The adoption of this standard did not impact the Registrants’ financial position, results of operations or cash flows. Note 8 reflects the disclosures modified upon adoption.
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

(3) Mergers and Acquisitions (CenterPoint Energy)

Merger with Vectren. On the Merger Date, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. Each share of Vectren common stock issued and outstanding immediately prior to the closing was canceled and converted into the right to receive $72.00 in cash per share, without interest. At the closing, each stock unit payable in Vectren common stock or whose value is determined with reference to the value of Vectren common stock, whether vested or unvested, was canceled with cash consideration paid in accordance with the terms of the Merger Agreement. These amounts did not include a stub period cash dividend of $0.41145 per share, which was declared, with CenterPoint Energy’s consent, by Vectren’s board of directors on January 16, 2019, and paid to Vectren stockholders as of the record date of February 1, 2019.

Pursuant to the Merger Agreement and immediately subsequent to the close of the Merger, CenterPoint Energy cash settled $78 million in outstanding share-based awards issued prior to the Merger Date by Vectren to its employees.  As a result of the Merger, CenterPoint Energy assumed a liability for these share-based awards of $41 million and recorded an incremental cost of $37 million in Operation and maintenance expenses on its Condensed Statements of Consolidated Income for the three months ended March 31, 2019 for the accelerated vesting of the awards in accordance with the Merger Agreement.

Subsequent to the close of the Merger, CenterPoint Energy recognized severance totaling $61 million to employees terminated immediately subsequent to the Merger close, inclusive of change of control severance payments to executives of Vectren under existing agreements, and which is included in Operation and maintenance expenses on its Condensed Statements of Consolidated Income for the three months ended March 31, 2019.

In connection with the Merger, VUHI and VCC made offers to prepay certain outstanding guaranteed senior notes as required pursuant to certain note purchase agreements previously entered into by VUHI and VCC. See Note 12 for further details.

Following the closing, shares of Vectren common stock, which previously traded under the ticker symbol “VVC” on the NYSE, ceased trading on and were delisted from the NYSE.

The Merger is being accounted for in accordance with ASC 805, Business Combinations, with CenterPoint Energy as the accounting acquirer of Vectren. Identifiable assets acquired and liabilities assumed have been recorded at their estimated fair values on the Merger Date.

Vectren’s regulated operations, comprised of electric generation and electric and natural gas energy delivery services, are subject to the rate-setting authority of the FERC, the IURC and the PUCO, and are accounted for pursuant to U.S. generally accepted accounting principles for regulated operations. The rate-setting and cost-recovery provisions currently in place for Vectren’s regulated operations provide revenues derived from costs including a return on investment of assets and liabilities included in rate base. Thus, the fair values of Vectren’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values.  Accordingly, neither the assets and liabilities acquired, nor the unaudited pro forma financial information, reflect any adjustments related to these amounts.  The fair value of regulatory assets not earning a return have been determined using the income approach and are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs.

The fair value of Vectren’s assets acquired and liabilities assumed that are not subject to the rate-setting provisions, including identifiable intangibles, have been determined using the income approach and the market approach.  The valuation of Vectren’s long-term debt is primarily considered a Level 2 fair value measurement. All other valuations are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future market prices.

The following table presents the preliminary purchase price allocation as of March 31, 2019 (in millions):

Cash and cash equivalents	$16
Other current assets	601
Property, plant and equipment, net	5,147
Identifiable intangibles	402
Regulatory assets	335
Other assets	151
Total assets acquired	6,652
Current liabilities	690
Regulatory liabilities	944
Other liabilities	891
Long-term debt	2,401
Total liabilities assumed	4,926
Net assets acquired	1,726
Goodwill	4,256
Total purchase price consideration	$5,982

CenterPoint Energy has not completed a final valuation analysis necessary to determine the fair market values of all of Vectren’s assets and liabilities or the allocation of its purchase price. The final allocation could differ materially from this preliminary purchase price allocation and, as such, no assurances can be provided regarding the preliminary purchase accounting. The final allocation may include changes in the fair value of (1) property, plant and equipment, (2) intangible assets and goodwill, (3) deferred taxes, (4) regulatory assets and liabilities, (5) long-term debt and (6) other assets and liabilities.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill, which is primarily attributable to significant potential strategic benefits to CenterPoint Energy, including growth opportunities for more rate-regulated investment, more customers for existing products and services and additional products and services for existing customers. Additionally, CenterPoint Energy believes the Merger will increase geographic and business diversity as well as scale in attractive jurisdictions and economies. CenterPoint Energy is currently determining the allocation of goodwill to reportable units. CenterPoint Energy anticipates that the value assigned to goodwill will not be deductible for tax purposes.

The estimated fair value of the identifiable intangible assets and related useful lives as included in the preliminary purchase price allocation include:

	Weighted Average Useful Lives	Estimated Fair Value
	(in years)	(in millions)
Operation and maintenance agreements	24	$48
Customer relationships	19	229
Construction backlog	1	54
Trade names	10	71
Total		$402

Amortization expense related to the operation and maintenance agreements and construction backlog was $9 million for the period from February 1, 2019 to March 31, 2019 and is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income. Amortization expense related to customer relationships and trade names was $3 million for the period from February 1, 2019 to March 31, 2019 and is included in Depreciation and amortization expense on CenterPoint Energy’s Condensed Statements of Consolidated Income.

The results of operations for Vectren have been included in CenterPoint Energy’s Interim Condensed Financial Statements from the Merger Date and consist of operating revenues of $473 million and a net loss of $31 million for the period ended March 31, 2019.

The following unaudited pro forma financial information reflects the consolidated results of operations of CenterPoint Energy, assuming the Merger had taken place on January 1, 2018. Pro forma net income for 2019 was adjusted to exclude $37 million of Vectren Merger-related transaction costs incurred in 2019; interest income of $9 million resulting from temporary investment of Merger financing funds prior to the consummation of the Merger; and $4 million of intangible assets amortization. Pro forma net income for 2018 was adjusted to include $56 million of Vectren Merger-related transaction costs and $28 million of CenterPoint Energy Merger-related transaction costs incurred from April 1, 2018 to March 31, 2019; additional interest expense of $10 million from the Merger financings; and $18 million of intangible assets amortization.

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved had the Merger taken place on the dates indicated or the future consolidated results of operations of the combined company.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating revenues	$3,780	$3,618
Net income	185	100

CenterPoint Energy incurred integration costs of $8 million in connection with the Merger for the three months ended March 31, 2019, which were included in Operation and maintenance expenses in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Acquisition of Utility Pipeline Construction Company. Another acquisition was made during the three months ended March 31, 2019 by CenterPoint Energy’s Infrastructure Services reportable segment resulting in goodwill and intangible assets of approximately $6 million and $8 million, respectively.  The intangible assets primarily relate to backlog and customer relationships.  The initial purchase price of $21 million is subject to change due to a working capital adjustment clause, and the purchase price allocation also is preliminary and subject to change. The results of operations for the acquired company have been included in the consolidated financial statements from the date of acquisition and are not significant to the consolidated financial results of

CenterPoint Energy. Pro forma results of operations have not been presented for the acquisition because the effects of the acquisition were not significant to CenterPoint Energy’s consolidated financial results for all periods presented.

(4) Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services.

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended March 31, 2019
	Houston Electric T&D (1)	Indiana Electric Integrated (1) (4)	Natural Gas Distribution (1) (4)	Energy Services (2)	Infrastructure Services (2) (4)	Corporate and Other (2) (4)	Total
	(in millions)
Revenue from contracts	$690	$83	$1,406	$173	$146	$41	$2,539
Derivatives income	3	—	—	1,073	—	—	1,076
Other (3)	(4)	—	(7)	—	—	1	(10)
Eliminations	—	—	(10)	(64)	—	—	(74)
Total revenues	$689	$83	$1,389	$1,182	$146	$42	$3,531

	Three Months Ended March 31, 2018
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$761	$—	$1,186	$178	$—	$1	$2,126
Derivatives income	(4)	—	—	1,107	—	—	1,103
Other (3)	(6)	—	(33)	—	—	3	(36)
Eliminations	—	—	(10)	(28)	—	—	(38)
Total revenues	$751	$—	$1,143	$1,257	$—	$4	$3,155

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

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

(4)	Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to March 31, 2019.

Houston Electric

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenue from contracts	$690	$761
Other (1)	(4)	(6)
Total revenues	$686	$755

(1)
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

CERC

	Three Months Ended March 31,
	2019				2018
	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$1,198	$173	$1	$1,372	$1,186	$178	$—	$1,364
Derivatives income	—	1,073	—	1,073	—	1,107	—	1,107
Other (3)	(3)	—	—	(3)	(33)	—	—	(33)
Eliminations	(10)	(64)	—	(74)	(10)	(28)	—	(38)
Total revenues	$1,185	$1,182	$1	$2,368	$1,143	$1,257	$—	$2,400

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

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

Revenues from Contracts with Customers

Houston Electric T&D (CenterPoint Energy and Houston Electric). Houston Electric distributes electricity to customers over time and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by state regulators, is recognized as electricity is delivered and represents amounts both billed and unbilled. Discretionary services requested by customers are provided at a point in time with control transferring upon the completion of the service. Revenue for discretionary services is recognized upon completion of service based on the tariff rates set by state regulators. Payments for electricity distribution and discretionary services are aggregated and received on a monthly basis. Houston Electric performs transmission services over time as a stand-ready obligation to provide a reliable network of transmission systems. Revenue is recognized upon time elapsed, and the monthly tariff rate set by state regulators. Payments are received on a monthly basis.

Indiana Electric Integrated (Centerpoint Energy). Indiana Electric generates, distributes and transmits electricity to customers over time, and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by state regulators, is recognized as electricity is delivered and represents amounts both billed and unbilled. Customers are billed monthly and payment terms, set by the regulator, require payment within a month of billing.

Natural Gas Distribution (CenterPoint Energy and CERC). Natural gas is distributed and transported to customers over time, and customers consume the natural gas when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the state governing agency for that service area, is recognized as natural gas is delivered and represents amounts both billed and unbilled. Discretionary services requested by the customer are satisfied at a point in time and revenue is recognized upon completion of service and the tariff rates set by the applicable state regulator. Payments of natural gas distribution, transportation and discretionary services are aggregated and received on a monthly basis.

Energy Services (CenterPoint Energy and CERC). The majority of CES natural gas sales contracts are considered a derivative, as the contracts typically have a stated minimum or contractual volume of delivery.

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

Infrastructure Services (CenterPoint Energy). Infrastructure Services provides underground pipeline construction and repair services. The contracts are generally less than one year in duration and consist of fixed price, unit, and time and material customer contracts. Under unit or time and material contracts, Infrastructure Services performs construction and repair services under specific work-orders at prices established by master service agreements. The performance obligation is defined at the work-order level. These services are billed to customers monthly or more frequently for work completed based on units completed or the costs of time and material incurred and generally require payment within 30 days of billing. Infrastructure Services has the right to consideration from customers in an amount that corresponds directly with the performance obligation satisfied, and therefore recognizes revenue at a point in time in the amount to which it has the right to invoice, which results in accrued unbilled revenues at the end of each accounting period.

Under fixed price contracts, Infrastructure Services performs larger scale construction and repair services. Each contract is typically viewed as a single performance obligation. Services performed under fixed price contracts are typically billed per the terms of the contract, which can range from completion of specific milestones to scheduled billing intervals. Billings occur monthly or more frequently for work completed and generally require payment within 30 days of billing. Revenue for fixed price contracts is recognized over time as control is transferred using the input method, considering costs incurred relative to total expected cost. Total expected cost is therefore a significant judgment affecting the amount and timing of revenue recognition. Infrastructure Services’ revenues are not subject to significant returns, refunds or warranty obligations.

Remaining Performance Obligations (CenterPoint Energy). The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts and (2) when CenterPoint Energy expects to recognize this revenue. Such contracts include fixed price contracts in the Infrastructure Services reportable segment.

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of February 1, 2019:
Fixed price (bid)	$455	$—	$455
	$455	$—	$455

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price.

(5) Employee Benefit Plans

As a result of the Merger, CenterPoint Energy now maintains three additional qualified defined benefit pension plans which are closed to new participants, a non-qualified SERP and a postretirement benefit plan. The defined benefit pension plans cover eligible full-time regular employees and are primarily non-contributory. The postretirement benefit plan provides health care and life insurance benefits, which are a combination of self-insured and fully insured programs, to eligible retirees on both a contributory and non-contributory basis.

CenterPoint Energy, through its Infrastructure Services reportable segment, participates in several industry wide multi-employer pension plans for its collective bargaining employees which provide for monthly benefits based on length of service. The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers and (3) if CenterPoint

Energy stops participation in some of its multi-employer pension plans, CenterPoint Energy may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

CenterPoint Energy, through Vectren, also acquired additional defined contribution retirement savings plans qualified under sections 401(a) and 401(k) of the Internal Revenue Code.

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Service cost (1)	$10	$9
Interest cost (2)	23	20
Expected return on plan assets (2)	(25)	(27)
Amortization of prior service cost (2)	2	2
Amortization of net loss (2)	13	11
Curtailment gain (3)	(1)	—
Net periodic cost	$22	$15

Postretirement Benefits

	Three Months Ended March 31,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$—	$—	$—
Interest cost (2)	4	2	1	3	2	1
Expected return on plan assets (2)	(2)	(1)	—	(1)	(1)	—
Amortization of prior service credit (2)	(1)	(1)	—	(1)	(1)	—
Net periodic cost	$2	$—	$1	$1	$—	$1

(1)
Amounts presented in the tables above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)	Amounts presented in the tables above are included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

(3)
A curtailment gain or loss is required when the expected future services of a significant number of employees are reduced or eliminated for the accrual of benefits. In February of 2019, CenterPoint Energy recognized a pension curtailment gain of $1 million related to Vectren employees whose employment was terminated after the Merger closed.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2019	$94	$—	$—
Expected contribution to postretirement benefit plans in 2019	20	10	4

The table below reflects the contributions made to the pension and postretirement benefit plans during 2019:

	Three Months Ended March 31, 2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—
Postretirement benefit plans	5	3	1

(6) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on the Registrants’ respective Condensed Consolidated Balance Sheets:

	March 31, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Regulatory Assets:	(in millions)
Current regulatory assets (1)	$36	$—	$36	$77	$—	$77
Non-current regulatory assets:
Securitized regulatory assets	977	977	—	1,059	1,059	—
Unrecognized equity return (2)	(202)	(202)	—	(213)	(213)	—
Unamortized loss on reacquired debt	66	66	—	68	68	—
Pension and postretirement-related regulatory asset (3)	711	34	29	725	33	30
Hurricane Harvey restoration costs-not earning a return	68	64	4	68	64	4
Regulatory assets related to TCJA (4)	29	23	6	33	23	10
Other regulatory assets-not earning a return (5)	114	57	26	81	55	26
Other regulatory assets	466	37	115	146	35	111
Total non-current regulatory assets	2,229	1,056	180	1,967	1,124	181
Total regulatory assets	2,265	1,056	216	2,044	1,124	258
Regulatory Liabilities:
Current regulatory liabilities (6)	67	11	38	38	17	21
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (4)	1,628	841	456	1,323	847	476
Estimated removal costs	1,404	271	624	886	269	617
Other regulatory liabilities	417	160	153	316	182	134
Total non-current regulatory liabilities	3,449	1,272	1,233	2,525	1,298	1,227
Total regulatory liabilities	3,516	1,283	1,271	2,563	1,315	1,248
Total regulatory assets and liabilities, net	$(1,251)	$(227)	$(1,055)	$(519)	$(191)	$(990)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in the Registrants’ respective Condensed Consolidated Balance Sheets.

(2)
The unrecognized equity return will be recognized as it is recovered in rates through 2024. During the three months ended March 31, 2019 and 2018, Houston Electric recognized approximately $11 million and $21 million, respectively, of the allowed equity return. The timing of Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during the period. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

(3)
Includes a portion of Houston Electric’s and CERC’s NGD’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates that is being deferred for rate making purposes, of which $34 million and $3 million as of March 31, 2019, respectively, and $33 million and $4 million as of December 31, 2018, respectively, were not earning a return.

(4)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities.

(5)
Regulatory assets acquired in the Merger and not earning a return were recorded at fair value as of the Merger Date. Such fair value adjustments are recognized over time until the regulatory asset is recovered.

(6)	Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Condensed Consolidated Balance Sheets.

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

Commodity Derivative Instruments. CenterPoint Energy, through its Indiana Utilities, and CERC, through CES, enter into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services reportable segment are designated as fair value hedges for accounting purposes. Outstanding derivative instruments designated as economic hedges at the acquired Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

Interest Rate Risk Derivative Instruments. From time to time, the Registrants may enter into interest rate derivatives that are designated as economic or cash flow hedges. The objective of these hedges is to offset risk associated with interest rates borne by the Registrants in connection with an anticipated future fixed rate debt offering or other exposure to variable rate debt. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging financing activity, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. For the impacts of cash flow hedges to Accumulated other comprehensive income, see Note 20.

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

		March 31, 2019	December 31, 2018
Registrant	Hedging Classification	Notional Principal
		(in millions)
CenterPoint Energy (1)	Economic hedge	$84	$—
Houston Electric	Cash flow hedge	—	450

(1)	Relates to interest rate derivative instruments at SIGECO.

Weather Hedges. CenterPoint Energy and CERC have weather normalization or other rate mechanisms that largely mitigate the impact of weather on NGD in Arkansas, Indiana, Louisiana, Mississippi, Minnesota, Ohio and Oklahoma. CenterPoint Energy’s and CERC’s NGD in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s NGD’s results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas service territory.

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

The table below summarizes CenterPoint Energy’s and CERC’s current weather hedge gain (loss) activity:

			Three Months Ended March 31,
Jurisdiction	Winter Season	Bilateral Cap	2019	2018
		(in millions)
Certain NGD jurisdictions	2018 – 2019	$9	$—	$—
Certain NGD jurisdictions	2017 – 2018	8	—	—
Total CERC (1)			—	—
Electric operations’ Texas service territory	2018 – 2019	8	3	—
Electric operations’ Texas service territory	2017 – 2018	9	—	(4)
Total CenterPoint Energy (1)			$3	$(4)

(1)	Weather hedge gains (losses) are recorded in Revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first three tables provide a balance sheet overview of Derivative Assets and Liabilities, while the last two tables provide a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items

		March 31, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	$—	$—	$—	$24
Total Houston Electric		—	—	—	24
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	1	—	1	7
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	66	3	103	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	47	14	38	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	36	86	62	173
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	—	9	16	25
Total CERC		150	112	220	208
Natural gas derivatives (2) (3)	Current Liabilities: Non-trading derivative liabilities	—	1	—	—
Natural gas derivatives (2) (3)	Other Liabilities: Non-trading derivative liabilities	—	9	—	—
Interest rate derivatives	Other Liabilities	—	3	—	—
Indexed debt securities derivative	Current Liabilities	—	687	—	601
Total CenterPoint Energy		$150	$812	$220	$833

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,198 Bcf or a net 495 Bcf long position and 1,674 Bcf or a net 140 Bcf long position as of March 31, 2019 and December 31, 2018, respectively.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

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

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Cumulative Basis Adjustment for Fair Value Hedges (CenterPoint Energy and CERC)

		March 31, 2019		December 31, 2018
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Natural gas inventory	$36	$(6)	$57	$1
Borrowed natural gas	Current Liabilities: Other	(6)	1	—	—
Total CenterPoint Energy and CERC		$30	$(5)	$57	$1

Offsetting of Natural Gas Derivative Assets and Liabilities

	March 31, 2019			December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$103	$(40)	$63	$166	$(66)	$100
Other Assets: Non-trading derivative assets	47	(14)	33	54	(16)	38
Current Liabilities: Non-trading derivative liabilities	(89)	42	(47)	(183)	81	(102)
Other Liabilities: Non-trading derivative liabilities	(23)	14	(9)	(25)	20	(5)
Total CERC	38	2	40	12	19	31
Current Liabilities: Non-trading derivative	(1)	—	(1)	—	—	—
Other Liabilities: Non-trading derivative liabilities	(9)	—	(9)	—	—	—
Total CenterPoint Energy	$28	$2	$30	$12	$19	$31

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Income Statement Impact of Hedge Accounting Activity

	Three Months Ended March 31,
	2019	2018	2019	2018
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (1)
	Non-utility cost of revenues, including natural gas
	CenterPoint Energy		CERC
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$1,251	$1,273	$1,171	$1,273
Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	(6)	(2)	(6)	(2)
Derivatives designated as hedging instruments	6	2	6	2
Amounts excluded from effectiveness testing recognized in earnings immediately	(14)	(71)	(14)	(71)

(1)
Income statement impact associated with cash flow hedge activity is related to gains and losses reclassified from Accumulated other comprehensive income into income. Amounts are immaterial for each Registrant in the three months ended March 31, 2019 and 2018, respectively.

		Three Months Ended March 31,
	Income Statement Location	2019	2018
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Gains (losses) in Non-utility revenues	$4	$57
Total CERC		4	57
Indexed debt securities derivative	Loss on indexed debt securities	(86)	(18)
Total CenterPoint Energy		$(82)	$39

(c)	Credit Risk Contingent Features

CenterPoint Energy and CERC enter into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy or CERC to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries, including CERC Corp., are downgraded.

CenterPoint Energy and CERC

	March 31, 2019	December 31, 2018
(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$1	$1
Fair value of collateral already posted	—	—
Additional collateral required to be posted if credit risk contingent features triggered	—	—

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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets.  A market approach is utilized to value the Registrants’ Level 2 natural gas derivative assets or liabilities. CenterPoint Energy’s Level 2 indexed debt securities derivative is valued using an option model and a discounted cash flow model, which uses projected dividends on the ZENS-Related Securities and a discount rate as observable inputs.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Registrants’ judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Registrants develop these inputs based on the best information available, including the Registrants’ own data. A market approach is utilized to value the Registrants’ Level 3 assets or liabilities. As of March 31, 2019, CenterPoint Energy’s and CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $0.03 to $6.23 per MMBtu) as an unobservable input. CenterPoint Energy’s and CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options). Forward price decreases

(increases) as of March 31, 2019 would have resulted in lower (higher) values, respectively, for long forwards and options and higher (lower) values, respectively, for short forwards and options.

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis. The Registrants also recognize purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	March 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$625	$—	$—	$—	$625	$542	$—	$—	$—	$542
Investments, including money market funds (2)	66	—	—	—	66	66	—	—	—	66
Natural gas derivatives (3)	—	124	26	(54)	96	—	173	47	(82)	138
Hedged portion of natural gas inventory	—	—	—	—	—	1	—	—	—	1
Hedged portion of borrowed natural gas (4)	1	—	—	—	1	—	—	—	—	—
Total assets	$692	$124	$26	$(54)	$788	$609	$173	$47	$(82)	$747
Liabilities
Indexed debt securities derivative	$—	$687	$—	$—	$687	$—	$601	$—	$—	$601
Interest rate derivatives	—	3	—	—	3	24	—	—	—	24
Natural gas derivatives (3)	—	109	13	(56)	66	—	191	17	(101)	107
Hedged portion of natural gas inventory	6	—	—	—	6	—	—	—	—	—
Total liabilities	$6	$799	$13	$(56)	$762	$24	$792	$17	$(101)	$732

Houston Electric

	March 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting	Total	Level 1	Level 2	Level 3	Netting	Total
Assets	(in millions)
Investments, including money market funds (2)	$48	$—	$—	$—	$48	$48	$—	$—	$—	$48
Total assets	$48	$—	$—	$—	$48	$48	$—	$—	$—	$48
Liabilities
Interest rate derivatives	$—	$—	$—	$—	$—	$24	$—	$—	$—	$24
Total liabilities	$—	$—	$—	$—	$—	$24	$—	$—	$—	$24

CERC

	March 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$—	$2	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11	11	—	—	—	11
Natural gas derivatives (3)(5)	—	124	26	(54)	96	—	173	47	(82)	138
Hedged portion of natural gas inventory	—	—	—	—	—	1	—	—	—	1
Hedged portion of borrowed natural gas (4)	1	—	—	—	1	—	—	—	—	—
Total assets	$14	$124	$26	$(54)	$110	$14	$173	$47	$(82)	$152
Liabilities
Natural gas derivatives (3)(5)	$—	$99	$13	$(56)	$56	$—	$191	$17	$(101)	$107
Hedged portion of natural gas inventory	6	—	—	—	6	—	—	—	—	—
Total liabilities	$6	$99	$13	$(56)	$62	$—	$191	$17	$(101)	$107

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy and CERC to settle positive and negative positions and also include cash collateral of $2 million and $19 million as of March 31, 2019 and December 31, 2018, respectively, posted with the same counterparties.

(2)	Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

(4)	Amounts are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(5)
Level 1 natural gas derivatives include exchange-traded derivatives cleared by the CME, which deems that financial instruments cleared by the CME are settled daily in connection with posted cash payments. As a result of this exchange rule, CME-related derivatives are considered to have no fair value at the balance sheet date for financial reporting purposes and are presented in Level 1 net of posted cash; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms. Derivative transactions cleared on exchanges other than the CME (e.g., the Intercontinental Exchange or ICE) continue to be reported on a gross basis.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy and CERC have utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2019		2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning balance	$30	$30	$(622)	$46
Total gains (losses)	(1)	(1)	(4)	2
Total settlements	(15)	(15)	(34)	(34)
Transfers into Level 3	1	1	—	—
Transfers out of Level 3	(2)	(2)	(2)	(2)
Ending balance (1)	$13	$13	$(662)	$12

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date:
	$(2)	$(2)	$(5)	$(4)

(1)	CenterPoint Energy and CERC did not have significant Level 3 sales or purchases during either of the three months ended March 31, 2019 or 2018.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities, CenterPoint Energy’s ZENS indexed debt securities derivative and hedging instruments are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by a combination of historical trading prices and comparable issue data. These liabilities, which are not measured at fair value in the Registrants’ Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 2 in the fair value hierarchy.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
CenterPoint Energy
Long-term debt, including current maturities (1)	$14,138	$14,693	$9,140	$9,308
Houston Electric
Long-term debt, including current maturities (1)	$5,231	$5,494	$4,717	$4,770
CERC
Long-term debt, including current maturities	$2,384	$2,560	$2,371	$2,488

(1)	Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of March 31, 2019, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	March 31, 2019	December 31, 2018
	(in millions)
Enable	$2,470	$2,482
Other (1)	1	—
Total	$2,471	$2,482

(1)
Represents the equity investment in ProLiance Holdings, LLC related primarily to an investment in LA Storage, LLC, a joint venture in a development project for salt-cavern natural gas storage, which was acquired in the Merger. This presentation reflects preliminary fair value of the equity investment and is subject to change. See Note 3.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	March 31, 2019
	Limited Partner Interest (1)	Common Units (2)	Enable Series A Preferred Units (3)
CenterPoint Energy	53.8%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.7%	90,231,807	—
Total units outstanding	100.0%	435,071,235	14,520,000

(1)	Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)	Held indirectly through CNP Midstream by CenterPoint Energy.

(3)
The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of both March 31, 2019 and December 31, 2018. No impairment charges or adjustment due to observable price changes were made during the current or prior reporting periods.

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

	March 31, 2019
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

(3)	Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy and CERC):

	Three Months Ended March 31,
	2019		2018
	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units	$0.3180	$74	$0.3180	$74	(1)
Enable Series A Preferred Units	0.6250	9	0.6250	9
Total CenterPoint Energy		$83		$83

(1)	Prior to the Internal Spin in September 2018, distributions from Enable were received by CERC. After such date, distributions from Enable were received by CenterPoint Energy.

Transactions with Enable (CenterPoint Energy and CERC):

	Three Months Ended March 31,
	2019	2018
	(in millions)
CenterPoint Energy and CERC
Natural gas expenses, including transportation and storage costs (1)	$35	$37
CenterPoint Energy
Reimbursement of transition services (2)	$2	$2

(1)	Included in Non-utility costs of revenues, including natural gas on CenterPoint Energy’s and CERC’s respective Condensed Statements of Consolidated Income.

(2)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	March 31, 2019	December 31, 2018
	(in millions)
CenterPoint Energy and CERC
Accounts payable for natural gas purchases from Enable	$11	$11
CenterPoint Energy
Accounts receivable for amounts billed for transition services	$2	$2

CERC’s continuing involvement with Enable subsequent to the Internal Spin described below is limited to its natural gas purchases from Enable.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating revenues	$795	$748
Cost of sales, excluding depreciation and amortization	378	375
Depreciation and amortization	105	96
Operating income	165	139
Net income attributable to Enable common units	113	105
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$61	$57
Basis difference amortization (1)	12	12
Loss on dilution, net of proportional basis difference recognition	(11)	—
CenterPoint Energy’s equity in earnings, net	$62	$69

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Current assets	$402	$449
Non-current assets	12,045	11,995
Current liabilities	1,941	1,615
Non-current liabilities	2,924	3,211
Non-controlling interest	37	38
Preferred equity	362	362
Enable partners’ equity	7,183	7,218
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,861	$3,896
CenterPoint Energy’s basis difference	(1,391)	(1,414)
CenterPoint Energy’s equity method investment in Enable	$2,470	$2,482

Discontinued Operations (CERC):

On September 4, 2018, CERC completed the Internal Spin. CERC executed the Internal Spin to, among other things, enhance the access of CERC and CenterPoint Energy to low cost debt and equity through increased transparency and understandability of the financial statements, improve CERC’s credit quality by eliminating the exposure to Enable’s midstream business and provide clarity of internal reporting and performance metrics to enhance management’s decision making for CERC and CNP Midstream.

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

Three Months Ended March 31,
2018
(in millions)
Equity in earnings of unconsolidated affiliate, net	$69
Income tax expense	17
Income from discontinued operations, net of tax	$52

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of December 31, 2018 and changes in the carrying amount of goodwill as of March 31, 2019 is as follows:

	December 31, 2018		Additions	March 31, 2019
	(in millions)
Indiana Electric Integrated	$—		$—	$—
Natural Gas Distribution	746		—	746
Energy Services	110	(2)	—	110	(2)
Infrastructure Services	—		6	6
Corporate and Other	11		—	11
Merger (1)	—		4,256	4,256
Total	$867		$4,262	$5,129

(1)	CenterPoint Energy is currently assessing its reporting units subsequent to the Merger and the allocation of goodwill from the Merger to those reporting units. See Note 3.

(2)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.
CERC’s goodwill by reportable segment as of both March 31, 2019 and December 31, 2018 is as follows:

(in millions)
Natural Gas Distribution	$746
Energy Services (1)	110
Corporate and Other	11
Total	$867
(1) Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Intangible assets, net on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships (1)	$315	$(31)	$284	$86	$(27)	$59
Covenants not to compete	4	(3)	1	4	(3)	1
Trade names (1)	71	(1)	70	—	—	—
Construction backlog (1) (2)	54	(8)	46	—	—	—
Operation and maintenance agreements (1) (2)	48	(1)	47	—	—	—
Other	24	(12)	12	16	(11)	5
Total	$516	$(56)	$460	$106	$(41)	$65

(1)	The fair value of intangible assets acquired through acquisitions is preliminary and subject to change. See Note 3.

(2)
Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1)	$6	$3
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (2)	9	—

(1)
Includes $3 million of amortization expense related to intangibles acquired in the Merger. The fair value of intangible assets, and related amortization assumptions, acquired through acquisitions during the three months ended March 31, 2019, is preliminary and subject to change. See Note 3.

(2)
Includes $9 million of amortization expense related to the operation and maintenance agreements and construction backlog intangibles acquired in the Merger. The fair value of intangible assets, and related amortization assumptions, acquired through acquisitions during the three months ended March 31, 2019, is preliminary and subject to change. See Note 3.

The tables below present information on CERC’s other intangible assets recorded in Other non-current assets on CERC’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CERC’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$86	(29)	57	$86	$(27)	$59
Covenants not to compete	4	(3)	1	4	(3)	1
Other	16	(12)	4	16	(11)	5
Total	$106	$(44)	$62	$106	$(41)	$65

	Three Months Ended March 31,
	2019	2018
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$3	$3

CenterPoint Energy and CERC estimate that amortization expense of intangible assets with finite lives for the next five years will be as follows:

	Amortization Expense
	CenterPoint Energy	CERC
	(in millions)
Remaining nine months of 2019	$61	$8
2020	39	6
2021	34	6
2022	35	6
2023	36	5
2024	29	5

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

	Shares Held
	March 31, 2019	December 31, 2018
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,912

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of March 31, 2019. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	March 31, 2019	December 31, 2018
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

As of March 31, 2019, the contingent principal amount of the ZENS was $89 million.

(12) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings (CenterPoint Energy and CERC)

Inventory Financing. NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. These transactions are accounted for as an inventory financing. There were no associated principal obligations outstanding as of either March 31, 2019 or December 31, 2018.

(b)	Long-term Debt

Debt Issuances. During the three months ended March 31, 2019, the following debt instruments were issued:

	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
			(in millions)
Houston Electric	January 2019	General mortgage bonds	$700	4.25%	2049
CenterPoint Energy (1)	February 2019	Variable rate term loan	25	3.21%	2020

(1)	Draw down by VCC on its variable rate term loan.

Proceeds from Houston Electric’s debt issuance were used for general limited liability company purposes, including capital expenditures. Proceeds from VCC’s draw down of its term loan were used for general corporate purposes.

Acquired Debt (CenterPoint Energy). The table below summarizes the long-term debt of Vectren and its subsidiaries that remained outstanding as of March 31, 2019:

(in millions)
Long-term debt:
Senior notes 3.33% to 7.08% due 2020 to 2045 (1)	$637
Variable rate term loan due 2020 (2)	300
Variable rate term loan due 2020 (3)	200
First mortgage bonds 2.375% to 6.72% due 2022 to 2055 (4)	293
Commercial paper (5)	175
Bank revolver (6)	135
Total Vectren debt	$1,740

(1)
Consists of $532 million of senior notes issued by VUHI, $96 million of senior notes issues by Indiana Gas, and $9 million of senior notes issued by VCC. The senior notes issued by VUHI are guaranteed by SIGECO, Indiana Gas and VEDO. The senior notes issued by VCC are guaranteed by Vectren. Immediately subsequent to the Merger, two of CenterPoint Energy’s acquired wholly-owned subsidiaries, VUHI and VCC, made offers to prepay certain outstanding guaranteed senior notes as required pursuant to certain note purchase agreements previously entered into by VUHI and VCC. In turn, VUHI and VCC borrowed $568 million and $191 million, respectively, from CenterPoint Energy to fund note redemptions effected pursuant to these prepayment offers. To fund these prepayments and payments of approximately $5 million of accrued interest, CenterPoint Energy issued approximately $764 million of commercial paper.

(2)
Issued by VUHI and guaranteed by SIGECO, Indiana Gas and VEDO. As of March 31, 2019, the term loan was fully drawn upon. The term loan’s interest rate is currently priced at one-month LIBOR, plus a credit spread ranging from 70 to 90 basis points depending on credit rating.

(3)
Issued by VCC and guaranteed by Vectren. As of March 31, 2019, the term loan was fully drawn upon, exclusive of any potential incremental term loans under the related facility’s accordion feature. The term loan’s interest rate is currently priced at one-month LIBOR, plus a credit spread of 70 basis points.

(4)	The first mortgage bonds issued by SIGECO subject SIGECO’s properties to a lien under the related mortgage indenture.

(5)	Issued by VUHI with maturities up to 30 days.

(6)	Represents borrowings under the VCC credit facility, which is guaranteed by Vectren.

Maturities (CenterPoint Energy).  As of March 31, 2019, maturities of CenterPoint Energy’s long-term debt were as follows:

(in millions)
Remaining nine months of 2019	$283
2020	831
2021	1,761
2022	4,241
2023	713
2024	684
2025 and thereafter	5,757

Credit Facilities. The Registrants had the following revolving credit facilities as of March 31, 2019:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of March 31, 2019 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	1.500%	65%	(3)	57.2%	March 3, 2022
July 14, 2017	CenterPoint Energy (4)	400	1.125%	65%		29.3%	July 14, 2022
July 14, 2017	CenterPoint Energy (5)	200	1.250%	65%		29.6%	July 14, 2022
March 3, 2016	Houston Electric	300	1.125%	65%	(3)	49.9%	March 3, 2022
March 3, 2016	CERC (6)	900	1.250%	65%		45.9%	March 3, 2022
		$5,100

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreements, excluding Securitization Bonds.

(3)
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

(4)
This credit facility was issued by VUHI, is guaranteed by SIGECO, Indiana Gas and VEDO and includes a $10 million swing line sublimit and a $20 million letter of credit sublimit. This credit facility backstops VUHI’s commercial paper program.

(5)	This credit facility was issued by VCC, is guaranteed by Vectren and includes a $40 million swing line sublimit and an $80 million letter of credit sublimit.

(6)	This credit facility was issued by CERC Corp.

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of March 31, 2019.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	March 31, 2019				December 31, 2018
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate

CenterPoint Energy (1)	$—	$6	$2,683	2.83%	$—	$6	$—	—%
CenterPoint Energy (2)	—	—	175	2.71%	—	—	—	—
CenterPoint Energy (3)	135	—	—	3.74%	—	—	—	—
Houston Electric	—	4	—	—%	—	4	—	—
CERC (4)	—	1	221	2.64%	—	1	210	2.93%
Total	$135	$11	$3,079		$—	$11	$210

(1)
CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less. Approximately $1.7 billion was issued to refinance commercial paper used to fund a portion of the cash consideration for the Merger, pay related fees and expenses, pay Vectren’s stub period cash dividend and long-term incentive payments and repay indebtedness of Vectren subsidiaries redeemed at the option of the holder as a result of the closing of the Merger.

(2)	This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(3)	This credit facility was issued by VCC and is guaranteed by Vectren.

(4)	This credit facility was issued by CERC Corp.

Other. As of March 31, 2019, certain financial institutions had agreed to issue, from time to time, up to $50 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees.  These agreements to issue letters of credit expire on December 31, 2019.  As of March 31, 2019, such financial institutions had issued $23 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

As of both March 31, 2019 and December 31, 2018, Houston Electric had issued $68 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended March 31,
	2019	2018
CenterPoint Energy (1)	12%	22%
Houston Electric (2)	18%	22%
CERC - Continuing operations (3)	16%	20%
CERC - Discontinued operations (4)	—%	25%

(1)
CenterPoint Energy’s lower effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to remeasurement of state tax liability for changes in apportionment and filing methodologies resulting from the Merger and an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.

(2)
Houston Electric’s lower effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators.

(3)
CERC’s lower effective tax rate on income from continuing operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.

(4)
CERC’s effective tax rate from discontinued operations for the three months ended March 31, 2018 was a result of the 21% federal income tax rate plus allocable state income taxes. There is no comparable period in 2019 since the Internal Spin was completed in the third quarter of 2018.

The Registrants reported a net uncertain tax liability inclusive of interest and penalties of $1 million for the three months ended March 31, 2019. No significant changes to the uncertain tax liability are expected over the next twelve months. For Vectren, the 2016 tax year is currently under audit by the IRS. For CenterPoint Energy, tax years through 2016 have been audited and settled with the IRS, however, during 2018, CenterPoint Energy filed an amended 2014 tax return to claim additional tax credits that is currently under review by the IRS. For the 2017 – 2019 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(14) Commitments and Contingencies

(a)	Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments and CenterPoint Energy’s Indiana Electric Integrated reportable segment.  Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of March 31, 2019, minimum purchase obligations are approximately:

	CenterPoint Energy	CERC
	(in millions)
Remaining nine months of 2019	$427	$282
2020	620	420
2021	531	351
2022	406	232
2023	308	155
2024	328	231
2025 and beyond	1,445	1,083

Indiana Electric also has other purchased power agreements that do not have minimum thresholds but do require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

(b)	Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, ESG enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to ESG’s role as a general contractor in the performance contracting industry, as of March 31, 2019, there were 63 open surety bonds supporting future performance with an aggregate face amount of approximately $600 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of March 31, 2019, approximately 35% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  Since ESG’s inception in 1994, based on a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively, CenterPoint Energy assessed the fair value of its obligation for such guarantees as of March 31, 2019 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets. The Merger purchase price allocation, including the fair value of liabilities for guarantees on the Merger Date, remains preliminary (see Note 3).

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance.  As of March 31, 2019, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations.  For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $473 million. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts.  Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.  While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(c)	Legal, Environmental and Other Matters

Legal Matters

Gas Market Manipulation Cases (CenterPoint Energy and CERC).  CenterPoint Energy, its predecessor, Reliant Energy, and certain of their former subsidiaries were named as defendants in a large number of lawsuits filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates were released or dismissed from all such cases, except for one case pending in federal court in Nevada in which CES, a subsidiary of CERC, is a defendant. Plaintiffs in that case allege a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In May 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. In August 2018, the Ninth Circuit Court of Appeals reversed that ruling, and CES requested further appellate review of that decision (which review has been stayed pending approval of the settlement agreement described below).

Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  Through a series of transactions, RRI became known as GenOn and a wholly-owned subsidiary of NRG. None of those transactions alters GenOn’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation. In June 2017, however, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2018, GenOn completed its reorganization and emerged from Chapter 11. CenterPoint Energy, CERC, and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights. In October 2018, CES, GenOn, and the plaintiffs reached an agreement to settle all claims against CES and CES’s indemnity claims against GenOn, subject to approvals by the bankruptcy court and the federal district court. In January 2019, the bankruptcy court approved the settlement between CES and GenOn, and in March 2019, the federal district court issued preliminary approval and set a final approval hearing for August 2019. If the settlement agreement between CES, GenOn and the plaintiffs is not ultimately approved by the federal district court, CES could incur liability and be responsible for satisfying it. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Litigation Related to the Merger (CenterPoint Energy). With respect to the Merger, in July 2018, seven separate lawsuits were filed against Vectren and the individual directors of Vectren’s Board of Directors in the U.S. District Court for the Southern District of Indiana. These lawsuits allege violations of Sections 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Vectren Proxy Statement filed on June 18, 2018 was materially incomplete because it omitted material information concerning the Merger. The lawsuits also seek certification as class actions. In August 2018, the seven lawsuits were consolidated, and the Court denied the plaintiffs’ request for a preliminary injunction. The plaintiffs filed their Consolidated Amended Class Action Complaint in October 2018, which the defendants have moved to dismiss and which motion remains pending. The plaintiffs filed their response in opposition to the motion to dismiss in January 2019, and Vectren filed its reply in support of the motion to dismiss in February 2019. In December 2018, two plaintiffs voluntarily dismissed their lawsuits, for which the Court entered an order approving the voluntary dismissal and dismissed without prejudice in January 2019. The defendants believe that the allegations asserted are without merit and intend to vigorously defend themselves against the claims raised. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters

MGP Sites. CenterPoint Energy, CERC and its predecessors operated MGPs in the past. In addition, certain of CenterPoint Energy’s subsidiaries acquired through the Merger operated MGPs in the past.

(i)
Minnesota MGPs (CenterPoint Energy and CERC). With respect to certain Minnesota MGP sites, CenterPoint Energy and CERC have completed state-ordered remediation and continue state-ordered monitoring and water treatment. As of March 31, 2019, CenterPoint Energy and CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CenterPoint Energy and CERC believe they may have responsibility was $5 million to $32 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

(ii)
Indiana MGPs (CenterPoint Energy). In the Indiana Gas service territory, the existence, location and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which CenterPoint Energy may have some remedial responsibility. A remedial investigation/feasibility study was completed at one of the sites under an agreed upon order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. The remaining sites have been submitted to the IDEM’s Voluntary Remediation Program. CenterPoint Energy has also identified its involvement in five manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP. CenterPoint Energy is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

The costs CenterPoint Energy expects to incur to fulfill its obligations are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments and inflation factors, among others. While CenterPoint Energy has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of March 31, 2019, approximately $3 million of accrued costs related to these sites are included in Other liabilities on CenterPoint Energy’s Condensed Consolidated Balance Sheets. Total costs that may be incurred in connection with addressing these sites cannot be determined at this time. The estimated accrued costs are limited to CenterPoint Energy’s share of the remediation efforts and are therefore net of exposures of other PRPs.

(iii)
Other MGPs (CenterPoint Energy and CERC). In addition to the Minnesota and Indiana sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CenterPoint Energy or CERC or may have been owned by one of their former affiliates.

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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused.  In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or fails to meet location restrictions. While the EPA Phase I Reconsideration moves forward, the existing CCR compliance obligations remain in effect.

Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations.  The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. In March 2018, Indiana Electric began posting ground water data monitoring reports annually to its public website in accordance with the requirements of the CCR Rule. This data preliminarily indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond and the A.B. Brown pond fail the aquifer placement location restriction.  As a result of this failure, Indiana Electric is required to cease disposal of new ash in the ponds and commence closure of the ponds by October 31, 2020.  CenterPoint Energy plans to seek extensions available under the CCR

Rule that would allow Indiana Electric to continue to use the ponds through December 31, 2023. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding including the imposition of fines and penalties. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of one of the ponds at F.B. Culley. CenterPoint Energy believes the language in the IURC order is favorable for future recovery of closure costs for Indiana Electric’s remaining ponds.

Indiana Electric continues to refine site specific estimates of closure costs.  In March 2019, Indiana Electric entered into agreements with third parties for the excavation and beneficial reuse of the ash at the A.B. Brown ash pond. Ongoing analysis and refinement of estimates of the F.B. Culley ponds continues.  In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule.  Any proceeds received would offset costs that have been and will be incurred to close the ponds.

As of March 31, 2019, CenterPoint Energy has recorded an approximate $46 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B Culley. The fair value of the ARO assumed on the Merger Date is preliminary.  This estimate is also subject to change in the near term due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and the anticipated outcome of the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $45 million and $65 million to complete the A.B. Brown closure project.

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

	Three Months Ended March 31,
	2019	2018
	(in millions, except share and per share amounts)
Numerator:
Income available to common shareholders - basic	$140	$165
Add back: Series B Preferred Stock dividend	—	—
Income available to common shareholders - diluted	$140	$165

Denominator:
Weighted average common shares outstanding - basic	501,521,000	431,231,000
Plus: Incremental shares from assumed conversions:
Restricted stock (1)	2,423,000	2,777,000
Series B Preferred Stock (2)	—	—
Weighted average common shares outstanding - diluted	503,944,000	434,008,000

Earnings per common share:
Basic earnings per common share	$0.28	$0.38
Diluted earnings per common share	$0.28	$0.38

(1)
The potentially dilutive impact from restricted stock awards applies the treasury stock method. Under this method, an increase in the average fair market value of Common Stock can result in a greater dilutive impact from these securities.

(2)
The potentially dilutive impact from Series B Preferred Stock applies the if-converted method in calculating diluted earnings per common share. Under this method, diluted earnings per common share is adjusted for the more dilutive effect of the Series B Preferred Stock as a result of either its accumulated dividend for the period in the numerator or the assumed-converted common share equivalent in the denominator. The computation of diluted earnings per common share outstanding for the three months ended March 31, 2019 excludes 34,354,000 potentially dilutive shares because to include them would be anti-dilutive. However, these shares could be potentially dilutive in the future.

(16) Reportable Segments

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

As of March 31, 2019, reportable segments by Registrant were as follows:

Registrants	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Energy Services	Infrastructure Services	Midstream Investments	Corporate and Other
CenterPoint Energy	X	X	X	X	X	X	X
Houston Electric	X
CERC			X	X			X

•	The Houston Electric T&D reportable segment consists of electric transmission and distribution services in the Texas Gulf Coast area.

•
The Indiana Electric Integrated reportable segment consists of electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

•
CenterPoint Energy’s Natural Gas Distribution reportable segment consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Ohio, Oklahoma and Texas.

•
CERC’s Natural Gas Distribution reportable segment consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

•The Energy Services reportable segment consists of non-rate regulated natural gas sales and services operations.

•The Infrastructure Services reportable segment consists of underground pipeline construction and repair services.

•	The Midstream Investments reportable segment consists of the equity investment in Enable (excluding the Enable Series A Preferred Units).

•
CenterPoint Energy’s Corporate and Other reportable segment consists of energy performance contracting and sustainable infrastructure services through ESG and other corporate operations which support all of the business operations of CenterPoint Energy.

•	CERC’s Corporate and Other reportable segment consists primarily of corporate operations which support all of the business operations of CERC.

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended March 31,
	2019				2018
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Houston Electric T&D	$689	(1)	$—	$84	$751	(1)	$—	$115
Indiana Electric Integrated	83		—	(9)	—		—	—
Natural Gas Distribution	1,389		10	167	1,143		10	156
Energy Services	1,182		64	33	1,257		28	(26)
Infrastructure Services	146		—	(16)	—		—	—
Midstream Investments (2)	—		—	—	—		—	—
Corporate and Other	42		—	(14)	4		—	6
Eliminations	—		(74)	—	—		(38)	—
Consolidated	$3,531		$—	$245	$3,155		$—	$251

(1)	Houston Electric T&D revenues from major customers are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Affiliates of NRG	$151	$161
Affiliates of Vistra Energy Corp.	54	54

(2)	CenterPoint Energy’s Midstream Investments’ equity earnings, net are as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Enable	$62	$69

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

	Three Months Ended March 31,
	2019			2018
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$1,185	$10	$164	$1,143	$10	$156
Energy Services	1,182	64	33	1,257	28	(26)
Corporate and Other	1	—	(1)	—	—	1
Eliminations	—	(74)	—	—	(38)	—
Consolidated	$2,368	$—	$196	$2,400	$—	$131

CenterPoint Energy and CERC

	Total Assets
	March 31, 2019			December 31, 2018
	CenterPoint Energy		CERC	CenterPoint Energy		CERC
	(in millions)
Houston Electric T&D	$11,420		$—	$10,509		$—
Indiana Electric Integrated (1)	1,953		—	—		—
Natural Gas Distribution (1)	10,492		6,904	6,956		6,956
Energy Services	1,370		1,370	1,558		1,558
Infrastructure Services (1)	814		—	—		—
Midstream Investments	2,839		—	2,482		—
Corporate and Other (1)	3,515	(3)	80	6,156	(3)	66
Unallocated Merger goodwill (2)	4,256		—	—		—
Eliminations	(2,757)		(289)	(652)		(366)
Consolidated	$33,902		$8,065	$27,009		$8,214

(1)	Total assets by reportable segment include assets acquired in the Merger, which are based on preliminary estimates and are subject to change. See Note 3.

(2)	CenterPoint Energy is currently assessing its reporting units subsequent to the Merger and the allocation of goodwill from the Merger to those reporting units. See Note 3.

(3)
Includes pension and other postemployment-related regulatory assets of $652 million and $665 million, respectively, as of March 31, 2019 and December 31, 2018. Additionally, total assets as of December 31, 2018 included $3.9 billion of temporary investments included in Cash and cash equivalents on CenterPoint Energy’s Consolidated Balance Sheets.

(17) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$154	$86	$35	$116	$61	$39
Income taxes (refunds), net	(4)	—	—	(4)	16	—
Non-cash transactions:
Accounts payable related to capital expenditures	166	98	49	102	78	39
ROU assets obtained in exchange for lease liabilities	29	1	26	—	—	—

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	March 31, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents	$255	$243	$1	$4,231	$335	$14
Restricted cash included in Prepaid expenses and other current assets	99	33	11	46	34	11
Restricted cash included in Other	1	1	—	1	1	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$355	$277	$12	$4,278	$370	$25

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

The table below summarizes money pool activity:

	March 31, 2019		December 31, 2018
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Money pool investments (borrowings) (1)	$979	$220	$(1)	$114
Weighted average interest rate	2.87%	2.87%	2.42%	2.42%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets.

Houston Electric and CERC affiliate related net interest income (expense) were as follows:

	Three Months Ended March 31,
	2019		2018
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense) (1)	$3	$1	$—	$(2)

(1)
Interest income is included in Other income (expense), net and interest expense is included in Interest and other finance charges on Houston Electric’s and CERC’s respective Condensed Statements of Consolidated Income.

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2019		2018
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$52	$43	$44	$34
Net affiliate service charges (billings)	(2)	2	(2)	2

Infrastructure Services provides pipeline construction and repair services to CERC. Amounts charged for operation and maintenance expenses by Infrastructure Services to CERC were not significant from February 1, 2019 to March 31, 2019. Additionally, CERC, through CES, sells natural gas to Indiana Electric for use in electric generation activities. Amounts charged by CERC to Indiana Electric were not significant from February 1, 2019 to March 31, 2019.

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Three Months Ended March 31,
	2019		2018
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$24	$20	$32	$86
Cash contribution from parent	590	—	—	—

(19) Leases

The Registrants adopted ASC 842 and all related amendments on January 1, 2019 using the modified retrospective transition method and elected not to recast comparative periods in the year of adoption as permitted by the standard. There was no adjustment to retained earnings as a result of transition. As a result, disclosures for periods prior to adoption will be presented in accordance with accounting standards in effect for those periods. The Registrants also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed them to carry forward the historical lease classification. Additionally, the Registrants elected the practical expedient related to land easements, which allows the carry forward of the accounting treatment for land easements on existing agreements. The total ROU assets obtained in exchange for new operating lease liabilities at transition were $30 million, $1 million and $27 million for CenterPoint Energy, Houston Electric and CERC, respectively. The Merger was completed on February 1, 2019, and as such the amounts are exclusive of Vectren’s leases.

An arrangement is determined to be a lease at inception based on whether the Registrant has the right to control the use of an identified asset. ROU assets represent the Registrants’ right to use the underlying asset for the lease term and lease liabilities represent the Registrants’ obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Registrants are the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. Each Registrant uses the implicit rate for agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases.

The Registrants have lease agreements with lease and non-lease components and have elected the practical expedient to combine lease and non-lease components for certain classes of leases, such as office buildings. For classes of leases in which lease and non-lease components are not combined, consideration is allocated between components based on the stand-alone prices. Variable payments are not significant to the Registrants.

The Registrants’ lease agreements do not contain any material residual value guarantees, material restrictions or material covenants. There are no material lease transactions with related parties. Agreements in which the Registrants are lessors do not include provisions for the lessee to purchase the assets. Because risk is minimal, the Registrants do not take any significant actions to manage risk associated with the residual value of their leased assets.

The Registrants’ lease agreements are primarily equipment and real property leases, including land and office facility leases. The Registrants’ lease terms may include options to extend or terminate a lease when it is reasonably certain that those options will be exercised. The Registrants have elected an accounting policy that exempts leases with terms of one year or less from the recognition requirements of ASU 842—Leases.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended March 31,
	2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$4	$—	$1
Short-term lease cost	5	2	—
Total lease cost	$9	$2	$1

Supplemental balance sheet information related to leases was as follows:

	March 31, 2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$67	$1	$26
Total leased assets	$67	$1	$26
Liabilities:
Current operating lease liability (2)	$18	$—	$4
Non-current operating lease liability (3)	49	1	22
Total leased liabilities	$67	$1	$26

Weighted-average remaining lease term (in years) - operating leases	5.6	5.6	8.2
Weighted-average discount rate - operating leases	3.45%	3.50%	3.67%

(1)	Reported within Other assets in the Condensed Consolidated Balance Sheets.

(2)	Reported within Current other liabilities in the Condensed Consolidated Balance Sheets.

(3)	Reported within Other liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2019, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remaining nine months of 2019	$19	$1	$4
2020	18	—	5
2021	12	—	4
2022	7	—	4
2023	6	—	3
2024	3	—	2
2025 and beyond	9	—	9
Total lease payments	74	1	31
Less: Interest	7	—	5
Present value of lease liabilities	$67	$1	$26

The following table sets forth information concerning the Registrants’ obligations under non-cancelable long-term operating leases as of December 31, 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2019	$6	$1	$5
2020	6	—	5
2021	5	—	4
2022	4	—	4
2023	3	—	3
2024 and beyond	12	—	11
Total (1)	$36	$1	$32

(1)	The Merger was completed on February 1, 2019. As such, these amounts are exclusive of Vectren’s leases.

As of March 31, 2019, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remaining nine months of 2019	$3	$—	$—
2020	1	1	—
2021	2	—	—
2022	2	—	—
2023	2	—	—
2024	2	—	—
2025 and beyond	10	—	—
Total lease payments to be received	$22	$1	$—

Other information related to leases is as follows:

	Three Months Ended March 31,
	2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$5	$1	$1

(20) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared no dividends on its Common Stock during the three months ended March 31, 2019 or 2018. CenterPoint Energy paid dividends on its Common Stock during the three months ended March 31, 2019 and 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
Total 2019			$0.2875	$144

December 13, 2017	February 15, 2018	March 8, 2018	$0.2775	$120
Total 2018			$0.2775	$120

CenterPoint Energy declared no dividends on its Series A Preferred Stock or Series B Preferred Stock during the three months ended March 31, 2019.

CenterPoint Energy paid dividends on its Series A Preferred Stock during the three months ended March 31, 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
Total 2019			$32.1563	$26

CenterPoint Energy paid dividends on its Series B Preferred Stock during the three months ended March 31, 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
Total 2019			$17.5000	$17
Dividend Requirement on Preferred Stock (CenterPoint Energy)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Series A Preferred Stock	$12	$—
Series B Preferred Stock	17	—
Total preferred stock dividend requirement	$29	$—

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(108)	$(14)	$5	$(68)	$—	$6
Other comprehensive income (loss) before reclassifications:
Deferred gain (loss) from interest rate derivatives (1)	(1)	(1)	—	5	5	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (2)	2	—	—	2	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	—	—	—
Tax expense	(1)	—	—	(2)	(1)	—
Net current period other comprehensive income (loss)	1	(1)	—	5	4	—
Ending Balance	$(107)	$(15)	$5	$(63)	$4	$6

(1)
Gains and losses are reclassified from Accumulated other comprehensive income into income when the hedged transactions affect earnings. The reclassification amounts are included in Interest and other finance charges in each of the Registrants’ respective Statements of Consolidated Income. Over the next twelve months estimated amortization from Accumulated Comprehensive Income into income is expected to be immaterial.

(2)	Amounts are included in the computation of net periodic cost and are reflected in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income.

(21) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	April 25, 2019	May 16, 2019	June 13, 2019	$0.2875
Series B Preferred Stock	April 25, 2019	May 15, 2019	June 3, 2019	17.5000

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units	April 29, 2019	May 21, 2019	May 29, 2019	$0.318	$74
Enable Series A Preferred Units	April 29, 2019	April 29, 2019	May 15, 2019	0.625	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

The following combined discussion and analysis should be read in combination with the Interim Condensed Financial Statements contained in this Form 10-Q and the Registrants’ combined 2018 Form 10-K. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific Registrant has been segregated and labeled as such. In this Form 10-Q, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries.

RECENT EVENTS

Merger with Vectren. On February 1, 2019, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. For more information about the Merger, see Notes 1 and 3 to the Interim Condensed Financial Statements. Concurrent with the completion of the Merger, CenterPoint Energy added two new reportable segments, Indiana Electric Integrated and Infrastructure Services, to its five reportable segments disclosed in CenterPoint Energy’s 2018 Form 10-K. For a description of the Registrants’ reportable segments, see Note 16 to the Interim Condensed Financial Statements.

Debt Issuances. In January 2019, Houston Electric issued $700 million aggregate principal amount of general mortgage bonds. For more information about the 2019 debt issuance, see Note 12 to the Interim Condensed Financial Statements.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings and orders related to the TCJA to date in 2019, see “—Liquidity and Capital Resources —Regulatory Matters” below.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share amounts)
Revenues	$3,531	$3,155
Expenses	3,286	2,904
Operating Income	245	251
Interest and Other Finance Charges	(121)	(78)
Interest on Securitization Bonds	(12)	(16)
Equity in Earnings of Unconsolidated Affiliate, net	62	69
Other Income (Expense), net	17	(14)
Income Before Income Taxes	191	212
Income Tax Expense	22	47
Net Income	169	165
Preferred Stock Dividend Requirement	29	—
Income Available to Common Shareholders	$140	$165
Basic Earnings Per Common Share	$0.28	$0.38
Diluted Earnings Per Common Share	$0.28	$0.38

Three months ended March 31, 2019 compared to three months ended March 31, 2018

CenterPoint Energy reported income available to common shareholders of $140 million ($0.28 per diluted share) for the three months ended March 31, 2019 compared to $165 million ($0.38 per diluted share) for the three months ended March 31, 2018.

The decrease of $25 million in income available to common shareholders was primarily due to the following key factors:

•	a $68 million increase in losses on the underlying value of the indexed debt securities related to the ZENS;

•
a $43 million increase in interest expense, primarily as a result of higher outstanding other long-term debt used to finance the Merger and additional long-term debt acquired through the Merger, discussed further in Notes 3 and 12 to the Interim Condensed Financial Statements;

•	a $29 million increase in preferred stock dividend requirements;

•	a $7 million decrease in equity in earnings from the investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements; and

•	a $6 million decrease in operating income discussed below in Results of Operations by Reportable Segment.

These decreases in income available to common shareholders were partially offset by the following:

•	an $82 million increase in gain on marketable securities included in Other Income (Expense), net shown above;

•	a $25 million decrease of income tax expense discussed further below;

•	a $10 million increase in interest income resulting from the temporary investment of Merger financing funds prior to the consummation of the Merger included in Other Income (Expense), net shown above;

•	a $5 million increase in miscellaneous other non-operating income included in Other Income (Expense), net shown above;

•	a $4 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds; and

•	a $2 million increase in dividend income on CenterPoint Energy’s ZENS-Related Securities included in Other Income (Expense), net shown above.

Income Tax Expense

CenterPoint Energy’s effective tax rate reported for the three months ended March 31, 2019 was 12% compared to 22% for the three months ended March 31, 2018. The lower effective tax rate was primarily due to remeasurement of state tax liability for changes in apportionment and filing methodologies resulting from the Merger and an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues	$686	$755
Expenses	605	636
Operating income	81	119
Interest and other finance charges	(40)	(33)
Interest on Securitization Bonds	(12)	(16)
Other income (expense), net	4	(3)
Income before income taxes	33	67
Income tax expense	6	15
Net income	$27	$52

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Houston Electric reported net income of $27 million for the three months ended March 31, 2019 compared to net income of $52 million for the three months ended March 31, 2018.

The decrease of $25 million in net income was primarily due to the following key factors:

•
a $32 million decrease in TDU operating income resulting from a $25 million decrease discussed below in Results of Operations by Reportable Segment and decreased usage of $7 million, primarily due to a return to more normal weather, which was not offset by the weather hedge gain recorded on CenterPoint Energy; and

•	a $7 million increase in interest expense due to higher outstanding other long-term debt.

These decreases to net income were partially offset by the following:

•	a $9 million decrease in income tax expense primarily due to lower net income, partially offset by increased amortization of EDIT;

•	a $2 million increase in interest income included in Other income (expense), net shown above; and

•	a $3 million increase in miscellaneous other non-operating income included in Other income (expense), net shown above.

Income Tax Expense

Houston Electric’s effective tax rate reported for the three months ended March 31, 2019 was 18% compared to 22% for the three months ended March 31, 2018. The lower effective tax rate was primarily driven by an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, competition in CERC’s various business operations, the effectiveness of CERC’s risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues	$2,368	$2,400
Expenses	2,172	2,269
Operating Income (Loss)	196	131
Interest and other finance charges	(29)	(29)
Other expense, net	(3)	(4)
Income (loss) from continuing operations before income taxes	164	98
Income tax expense (benefit)	26	20
Income (loss) from continuing operations	138	78
Income from discontinued operations, net of tax	—	52
Net Income	$138	$130

Three months ended March 31, 2019 compared to three months ended March 31, 2018

CERC reported net income of $138 million for the three months ended March 31, 2019 compared to net income of $130 million for the three months ended March 31, 2018.

The increase of $8 million in net income was primarily due to the following key factors:

•	a $65 million increase in operating income discussed below in Results of Operations by Reportable Segment; and

•	a $1 million decrease in miscellaneous other non-operating expenses included in Other expense, net shown above.

These increases to net income were partially offset by the following:

•	a $52 million decrease in income from discontinued operations, net of tax, discussed further in Notes 9 and 13 to the Interim Condensed Financial Statements; and

•	a $6 million increase in income tax expense due to higher income from continuing operations, partially offset by increased amortization of EDIT.

Income Tax Expense - Continuing Operations

CERC’s effective tax rate on income from continuing operations for the three months ended March 31, 2019 was 16% compared to 20% for the three months ended March 31, 2018. The lower effective tax rate on income from continuing operations was primarily driven by an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

As of March 31, 2019, reportable segments by Registrant were as follows:

Registrants	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Energy Services	Infrastructure Services	Midstream Investments	Corporate and Other
CenterPoint Energy	X	X	X	X	X	X	X
Houston Electric	X
CERC			X	X			X

The Midstream Investments reportable segment consists of CenterPoint Energy’s equity investment in Enable and is therefore not included in the operating income table below. Included in revenues are intersegment sales, which are accounted for as if the sales were to third parties at current market prices. See Note 16 to the Interim Condensed Financial Statements for details of reportable segments by Registrant.

The following table presents operating income (loss) for each reportable segment:

	Three Months Ended March 31,
	2019	2018
	(in millions)
CenterPoint Energy
Houston Electric T&D	$84	$115
Indiana Electric Integrated	(9)	—
Natural Gas Distribution	167	156
Energy Services	33	(26)
Infrastructure Services	(16)	—
Corporate and Other	(14)	6
Total CenterPoint Energy Consolidated Operating Income	$245	$251
Houston Electric
Houston Electric T&D (1)	$81	$119
CERC
Natural Gas Distribution	$164	$156
Energy Services	33	(26)
Other Operations	(1)	1
Total CERC Consolidated Operating Income	$196	$131

(1)
Excludes weather hedge gain (loss) of $3 million and $(4) million recorded in Utility revenues on CenterPoint Energy’s Condensed Statements of Consolidated Income for the three months ended March 31, 2019 and 2018, respectively. See Note 7(a) to the Interim Condensed Financial Statements for more information on the weather hedge.

Houston Electric T&D (CenterPoint Energy and Houston Electric)

For information regarding factors that may affect the future results of operations of the Houston Electric T&D reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

The following table provides summary data of the Houston Electric T&D reportable segment:

	Three Months Ended March 31,
	2019	2018
	(in millions, except throughput and customer data)
Revenues:
TDU (1)	$595	$598
Bond Companies	94	153
Total revenues	689	751
Expenses:
Operation and maintenance, excluding Bond Companies	366	340
Depreciation and amortization, excluding Bond Companies	93	98
Taxes other than income taxes	62	61
Bond Companies	84	137
Total expenses	605	636
Operating Income (1)	$84	$115
Operating Income:
TDU	$74	$99
Bond Companies (2)	10	16
Total segment operating income	$84	$115
Throughput (in GWh):
Residential	5,183	5,605
Total	19,019	19,644
Number of metered customers at end of period:
Residential	2,206,563	2,171,715
Total	2,494,761	2,453,844

(1)
Includes weather hedge gain (loss) of $3 million and $(4) million recorded in Utility revenues on CenterPoint Energy’s Condensed Statements of Consolidated Income for the three months ended March 31, 2019 and 2018, respectively. See Note 7(a) to the Interim Condensed Financial Statements for more information on the weather hedge.

(2)
Operating income from the Bond Companies, together with $2 million and $-0- of interest income for the three months ended March 31, 2019 and 2018, respectively, are necessary to pay interest on the Securitization Bonds.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The Houston Electric T&D reportable segment reported operating income of $84 million for the three months ended March 31, 2019, consisting of $74 million from the TDU and $10 million related to the Bond Companies. For the three months ended March 31, 2018, operating income totaled $115 million, consisting of $99 million from the TDU and $16 million related to the Bond Companies.

TDU operating income decreased $25 million, primarily due to the following key factors:

•	lower usage of $15 million primarily due to a return to more normal weather mainly during January 2019;

•	lower equity return of $10 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months;

•increased operation and maintenance expenses of $10 million for Merger-related severance costs;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $7 million;

•	increased operation and maintenance expenses of $6 million, primarily due to increased labor costs and support services expense; and

•lower revenue related to TCJA of $6 million.

These decreases to operating income were partially offset by the following:

•	higher miscellaneous revenues of $11 million primarily related to right-of-way revenues;

•customer growth of $6 million from the addition of almost 41,000 customers;

•	higher transmission-related revenues of $15 million, exclusive of the TCJA mentioned above, partially offset by higher transmission costs billed by transmission providers of $9 million; and

•	rate increases of $5 million related to distribution capital investments, exclusive of the TCJA mentioned above.

Lower depreciation and amortization expenses related to AMS of $11 million were offset by a corresponding decrease in related revenues.

Indiana Electric Integrated (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Indiana Electric Integrated reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Indiana Electric Integrated reportable segment:

Three Months Ended March 31, 2019 (1)
(in millions, except throughput and customer data)
Revenues	$83
Expenses:
Utility natural gas, fuel and purchased power	26
Operation and maintenance	48
Depreciation and amortization	16
Taxes other than income taxes	2
Total expenses	92
Operating Loss	$(9)
Throughput (in GWh):
Retail	704
Wholesale	58
Total	762
Number of metered customers at end of period:
Residential	128,194
Total	147,047

(1)	Represents February 1, 2019 through March 31, 2019 results only due to the Merger.

Three months ended March 31, 2019

The Indiana Electric Integrated reportable segment reported an operating loss of $9 million for the period ended March 31, 2019, which includes operation and maintenance expense of $20 million for Merger-related severance and incentive compensation costs. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

Natural Gas Distribution (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas Distribution reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Natural Gas Distribution reportable segment:

	Three Months Ended March 31,
	2019	2018
	(in millions, except throughput and customer data)
Revenues	$1,399	$1,153
Expenses:
Utility natural gas, fuel and purchased power	771	667
Operation and maintenance	307	213
Depreciation and amortization	95	68
Taxes other than income taxes	59	49
Total expenses	1,232	997
Operating Income	$167	$156
Throughput (in Bcf):
Residential	114	87
Commercial and industrial	136	94
Total Throughput	250	181
Number of customers at end of period:
Residential	4,219,795	3,220,262
Commercial and industrial	350,419	257,806
Total	4,570,214	3,478,068

Three months ended March 31, 2019 compared to three months ended March 31, 2018

CenterPoint Energy’s Natural Gas Distribution reportable segment reported operating income of $167 million for the three months ended March 31, 2019 compared to $156 million for the three months ended March 31, 2018.

Operating income increased $11 million primarily as a result of the following key factors:

•	rate increases of $21 million, exclusive of the TCJA impact discussed below, primarily from rate filings in Texas, Louisiana, Arkansas and Minnesota;

•favorable weather and usage of $15 million, driven by timing of a decoupling mechanism in Minnesota;

•	a $5 million increase associated with customer growth from the addition of over 45,000 new customers in CERC’s service territories;

•
a $3 million increase in operating income associated with the natural gas businesses acquired in the Merger for the period from February 1, 2019 through March 31, 2019, which includes operation and maintenance expense of $43 million for Merger-related severance and incentive compensation costs, as well as the addition of over 1 million customers in Indiana and Ohio; and

•lower other taxes of $2 million, primarily due to the Minnesota property tax tracking mechanism.

These increases were partially offset by the following:

•	lower revenue of $12 million related to the TCJA in CERC’s service territories;

•
higher operation and maintenance expenses of $18 million in CERC’s service territories, primarily due to Merger-related severance costs, higher support services expense driven by technology projects, bad debt expense and insurance expense; and

•	increased depreciation and amortization expense of $5 million, primarily due to ongoing additions to plant-in-service, in CERC’s service territories.

Increased operation and maintenance expenses related to increased gross receipts taxes of $1 million were offset by corresponding increases in the related revenues in CERC’s service territories. Decreased operation and maintenance expenses related to energy efficiency programs of $8 million and rate case amortization of $1 million were offset by corresponding decreases in the related revenues in CERC’s service territories.

Natural Gas Distribution (CERC)

For information regarding factors that may affect the future results of operations of CERC’s Natural Gas Distribution reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

The following table provides summary data of CERC’s Natural Gas Distribution reportable segment:

	Three Months Ended March 31,
	2019	2018
	(in millions, except throughput and customer data)
Revenues	$1,195	$1,153
Expenses:
Utility natural gas	688	667
Operation and maintenance	223	213
Depreciation and amortization	72	68
Taxes other than income taxes	48	49
Total expenses	1,031	997
Operating Income	$164	$156
Throughput (in Bcf):
Residential	91	87
Commercial and industrial	98	94
Total Throughput	189	181
Number of customers at end of period:
Residential	3,261,669	3,220,262
Commercial and industrial	261,709	257,806
Total	3,523,378	3,478,068

Three months ended March 31, 2019 compared to three months ended March 31, 2018

CERC’s Natural Gas Distribution reportable segment reported operating income of $164 million for the three months ended March 31, 2019 compared to $156 million for the three months ended March 31, 2018.

Operating income increased $8 million primarily as a result of the following key factors:

•	rate increases of $21 million, exclusive of the TCJA impact discussed below, primarily from rate filings in Texas, Louisiana, Arkansas and Minnesota;

•favorable weather and usage of $15 million, driven by timing of a decoupling mechanism in Minnesota; and

•a $5 million increase associated with customer growth from the addition of over 45,000 new customers.

These increases were partially offset by the following:

•lower revenue of $12 million related to the TCJA;

•higher operation and maintenance expenses of $10 million for Merger-related severance costs;

•	higher operation and maintenance expenses of $8 million, primarily due to higher support services expense driven by technology projects, bad debt expense and insurance expense; and

•increased depreciation and amortization expense of $5 million, primarily due to additions to plant-in-service.

Increased operation and maintenance expenses related to increased gross receipts taxes of $1 million were offset by corresponding increases in the related revenues. Decreased operation and maintenance expenses related to energy efficiency programs of $8 million and rate case amortization of $1 million were offset by corresponding decreases in the related revenues.

Energy Services (CenterPoint Energy and CERC)

For information regarding factors that may affect the future results of operations of the Energy Services reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

The following table provides summary data of the Energy Services reportable segment:

	Three Months Ended March 31,
	2019	2018
	(in millions, except throughput and customer data)
Revenues	$1,246	$1,285
Expenses:
Non-utility cost of revenues, including natural gas	1,182	1,281
Operation and maintenance	25	25
Depreciation and amortization	5	5
Taxes other than income taxes	1	—
Total expenses	1,213	1,311
Operating Income (Loss)	$33	$(26)

Timing impacts related to mark-to-market gain (loss)	$19	$(80)
Throughput (in Bcf)	379	375
Approximate number of customers at end of period (1)	30,000	30,000

(1)
Does not include approximately 65,000 and 71,000 natural gas customers as of March 31, 2019 and 2018, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The Energy Services reportable segment reported operating income of $33 million for the three months ended March 31, 2019 compared to an operating loss of $26 million for the three months ended March 31, 2018.

Operating income increased $59 million as a result of a $99 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. This increase was partially offset by a $40 million decrease in margin due to fewer opportunities to optimize natural gas costs relative to last year.  Specifically, the unusually cold weather in various regions of the continental United States during the three months ended March 31, 2018 allowed Energy Services to increase its margins. Decreased margins during the three months ended March 31, 2019 were only partially offset by improved core customer counts and volumes.

Infrastructure Services (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Infrastructure Services reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

The following table provides summary data of the Infrastructure Services reportable segment:

Three Months Ended March 31, 2019 (1)
(in millions)
Revenues	$146
Expenses:
Non-utility cost of revenues, including natural gas	43
Operation and maintenance	110
Depreciation and amortization	9
Total expenses	162
Operating Loss	$(16)
Backlog (2):
Blanket contracts (3)	$541
Bid contracts (4)	455
Total	$996

(1)	Represents February 1, 2019 through March 31, 2019 results only due to the Merger.

(2)
Backlog represents the amount of revenue Infrastructure Services expects to realize from work to be performed on uncompleted contracts in the next twelve months, including new contractual agreements on which work has not begun. Infrastructure Services operates primarily under two types of contracts, blanket contracts and bid contracts.

(3)
Using blanket contracts, customers are not contractually committed to specific volumes of services; however, Infrastructure Services expects to be chosen to perform work needed by a customer in a given time frame. These contracts are typically awarded on an annual or multi-year basis. For blanket work, backlog represents an estimate of the amount of revenue that Infrastructure Services expects to realize from work to be performed in the next twelve months on existing contracts or contracts management expects to be renewed or awarded.

(4)	Under bid contracts, customers are contractually committed to a specific service to be performed for a specific price, whether in total for a project or on a per unit basis.

Three months ended March 31, 2019

The Infrastructure Services reportable segment reported an operating loss of $16 million for the period ended March 31, 2019, which includes operation and maintenance expenses of $13 million for Merger-related severance and incentive compensation costs, non-utility cost of revenues, including natural gas of $2 million for Merger-related amortization of intangibles for construction backlog and depreciation and amortization of $2 million for additional intangibles amortization. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

Midstream Investments (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Midstream Investments reportable segment, please read “Risk Factors — Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

The following table provides pre-tax equity income of the Midstream Investments reportable segment:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Equity earnings from Enable, net	$62	$69
Corporate and Other (CenterPoint Energy)

The following table shows the operating income (loss) of CenterPoint Energy’s Corporate and Other reportable segment:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues	$42	$4
Expenses:
Non-utility cost of revenues, including natural gas	37	—
Operation and maintenance	4	(12)
Depreciation and amortization	13	8
Taxes other than income taxes	2	2
Total	56	(2)
Operating Income (Loss)	$(14)	$6

Three months ended March 31, 2019 compared to three months ended March 31, 2018

CenterPoint Energy’s Corporate and Other reportable segment reported an operating loss of $14 million for the three months ended March 31, 2019 compared to operating income of $6 million for the three months ended March 31, 2018.

Operating income decreased $20 million, primarily due to the following factors:

•
a $12 million operating loss associated with ESG acquired in the Merger for the period from February 1, 2019 through March 31, 2019, including operation and maintenance expenses of $2 million for Merger-related severance and incentive compensation costs and non-utility cost of revenues, including natural gas of $6 million for Merger-related amortization of intangibles for construction backlog; and

•	an increase in operation and maintenance expenses of $8 million, primarily for Merger-related integration costs.

Corporate and Other (CERC)

The following table shows the operating income (loss) of CERC’s Corporate and Other reportable segment:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues	$1	$—
Expenses	2	(1)
Operating Income (Loss)	$(1)	$1

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$271	$66	$248	$484	$180	$386
Investing activities	(6,539)	(1,237)	(250)	(331)	(364)	(97)
Financing activities	2,345	1,078	(11)	(192)	139	(274)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the three months ended March 31, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$2	$(78)	$72
Changes in working capital	(306)	(36)	(141)
Change in equity in earnings from Enable, net of distributions (1)	21	—	—
Changes related to discontinued operations	—	—	(60)
Lower pension contribution	60	—	—
Other	10	—	(9)
	$(213)	$(114)	$(138)

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the three months ended March 31, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of marketable securities in 2018	$(16)	$—	$—
2019 mergers and acquisitions, net of cash acquired (See Note 3 to the Interim Condensed Financial Statements)	(5,987)	—	—
Higher capital expenditures	(175)	(28)	(32)
Net change in notes receivable from affiliated companies	—	(846)	(106)
Change in distributions from Enable in excess of cumulative earnings	(14)	—	—
Changes related to discontinued operations	—	—	(14)
Other	(16)	1	(1)
	$(6,208)	$(873)	$(153)

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the three months ended March 31, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$3,529	$—	$183
Net changes in long-term debt outstanding, excluding commercial paper	(1,105)	288	(599)
Net changes in long-term revolving credit facilities	135	—	—
Net changes in debt issuance costs	(1)	(4)	4
Net changes in short-term borrowings	39	—	39
Distributions to ZENS note holders in 2018	16	—	—
Increased payment of Common Stock dividends	(24)	—	—
Increased payment of preferred stock dividends	(43)	—	—
Net change in notes payable from affiliated companies	—	59	570
Contribution from parent	—	590	—
Dividend to parent	—	8	66
Other	(9)	(2)	—
	$2,537	$939	$263

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining nine months of 2019 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures (1)	$1,904	$744	$598
Scheduled principal payments on Securitization Bonds	283	283	—

(1)	Represents remaining capital expenditures based on anticipated 2019 capital expenditures as previously disclosed in the Registrants’ combined 2018 Form 10-K.

For an update on CenterPoint Energy’s contractual obligations following the Merger, see Notes 12, 14 and 19 to the Interim Condensed Financial Statements.

The Registrants expect that anticipated cash needs for the remaining nine months of 2019 will be met with borrowings under their credit facilities, bank loans, proceeds from the issuance of long-term debt, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and with respect to CenterPoint Energy, distributions from Enable. In addition, if CenterPoint Energy decides to sell Enable common units that it owns in the public equity markets or otherwise in 2019 (reducing the amount of future distributions CenterPoint Energy receives from Enable to the extent of any such sales), any net proceeds received from such sales could provide a source for CenterPoint Energy’s remaining 2019 cash needs. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets, additional credit facilities and any sales of CenterPoint Energy’s Enable common units may not, however, be available on acceptable terms.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 12, guarantees as discussed in Note 14(b) to the Interim Condensed Financial Statements and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Brazos Valley Connection Project (CenterPoint Energy and Houston Electric)

Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project reported to the PUCT in December 2018 were $281 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. Houston Electric applied for interim recovery of project costs incurred through July 31, 2018, which were not already included in rates in a filing with the PUCT in September 2018 and received approval for interim recovery in November 2018. Final approval by the PUCT of the project costs is expected to occur in Houston Electric’s pending base rate case, which was filed in April 2019.

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of a transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line to be located in the counties of Brazoria, Matagorda and Wharton. On December 12, 2017, Houston Electric received approval from ERCOT. In September 2018, Houston Electric filed a certificate of convenience and necessity application with the PUCT that included capital cost estimates for the project that ranged from approximately $482-$695 million, which were higher than the initial cost estimates. The revised project cost estimates include additional costs associated with the routing of the line to mitigate environmental and other land use impacts and structure design to address soil and coastal wind conditions. The actual capital costs of the project will depend on those factors as well as other factors, including land acquisition costs, construction costs and the ultimate route approved by the PUCT. On the request of the PUCT, ERCOT intervened in the proceeding and performed a re-evaluation of the cost-effectiveness of the proposed project. Based on that re-evaluation, ERCOT reaffirmed the recommended transmission option for the project. Houston Electric anticipates that the PUCT will issue a final decision on the certificate of convenience and necessity application in the fourth quarter of 2019.

Indiana Electric Generation Project (CenterPoint Energy)

Indiana Electric must make substantial investments in its generation resources in the near term to comply with environmental regulations. On February 20, 2018, Indiana Electric filed a petition seeking authorization from the IURC to construct a new 700-850 MW natural gas combined cycle generating facility to replace the baseload capacity of its existing generating fleet at an approximate cost of $900 million, which includes the cost of a new natural gas pipeline to serve the plant.

As a part of this same proceeding, Indiana Electric also sought recovery under Indiana Senate Bill 251 of costs to be incurred for environmental investments to be made at its F.B. Culley generating plant to comply with ELG and CCR rules. The F.B. Culley investments, estimated to be approximately $95 million, will begin in 2019 and will allow the F.B. Culley Unit 3 generating facility to comply with environmental requirements and continue to provide generating capacity to Indiana Electric’s customers. Under Indiana Senate Bill 251, Indiana Electric sought authority to recover 80% of the approved costs, including a return, using a tracking mechanism, with the remaining 20% of the costs deferred for recovery in Indiana Electric’s next base rate proceeding.

On April 24, 2019, the IURC issued an order approving the environmental investments proposed for the F.B. Culley generating facility, along with recovery of prior pollution control investments made in 2014. The order denied the proposed gas combined cycle generating facility. Indiana Electric will conduct a new IRP, expected to be completed in mid-2020, to identify an appropriate investment of capital in its generation fleet to satisfy the needs of its customers and comply with environmental regulations.

Indiana Electric Solar Project (CenterPoint Energy)

On February 20, 2018, Indiana Electric announced it was finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP, with a petition seeking authority to recover costs associated with the project pursuant to Indiana Senate Bill 29. Indiana Electric filed a settlement agreement with the intervening parties which provided for a rate recovery approach whereby the energy produced by the solar farm would be recovered via a fixed rate over the life of the investment within Indiana Electric’s CECA mechanism. On March 20, 2019, the IURC approved the settlement. Construction will commence, with expected completion of the project and inclusion in rates by January 2021.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its

EECRF. CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Arkansas, Louisiana, Mississippi and Oklahoma (FRP, RSP, RRA and PBRC, respectively), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR, respectively). CenterPoint Energy is periodically involved in proceedings to adjust its capital tracking mechanisms in Indiana (CSIA for gas and TDSIC for Electric) and Ohio (DRR), its decoupling mechanism in Indiana (SRC for gas), and its energy efficiency cost trackers in Indiana (EEFC for gas and DSMA for electric) and Ohio (EEFR).

The table below reflects significant applications pending or completed since the Registrants’ combined 2018 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
Rate Case (1)	$161.0	April 2019	TBD	TBD
On April 5, 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for base rate increases of approximately $154 million for service to retail customers and approximately $6.8 million for wholesale transmission service based on a test year ending December 31, 2018. This rate filing is based on a rate base of $6.5 billion and a 10.4% ROE. Houston Electric last filed for a base rate increase on June 30, 2010, with a test year ending December 31, 2009. Houston Electric also requested a prudency determination on all capital investments made since January 1, 2010, the establishment of a rider to refund to its customers approximately $97 million of unprotected EDIT resulting from the TCJA, updated depreciation rates, approval to clarify and update various non-rate tariff provisions, permission to install voltage regulation battery assets; and recovery of all reasonable and necessary rate case expenses. A procedural schedule was issued on May 1, 2019 scheduling a hearing in June 2019 and a final order to be issued in October 2019.

CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP (1)	20.2	March 2019	July 2019	TBD	Based on net change in invested capital of $123.8 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP (1)	13.5	April 2019	October 2019	TBD	Based on ROE of 9.5% approved in the last rate case.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	2.0	May 2019	TBD	TBD	Based on ROE of 9.26%.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC (1)	2.0	March 2019	TBD	TBD	Based on ROE of 10%.
CenterPoint Energy - Indiana South-Gas (IURC)
CSIA	2.7	October 2018	January 2019	January 2019
Requested an increase of $16.2 million to rate base, which reflects a $2.7 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase ($2.1 million) and 20% is deferred until next rate case ($0.5 million). Mechanism also includes refunds associated with the TCJA - change of $(2.1) million annually. Change in (over)/under-recovery variance of $(3.6) million annually also included in rates.

CSIA (1)	5.2	April 2018	July 2019	TBD
Requested an increase of $22.2 million to rate base, which reflects a $5.2 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase ($4.1 million) and 20% is deferred until next rate case ($1.0 million). The mechanism also includes refunds associated with the TCJA - change of $1.1 million annually. Change in (over)/under-recovery variance of $2.9 million annually also included in rates.

CenterPoint Energy - Indiana North - Gas (IURC)
CSIA	2.8	October 2018	January 2019	January 2019
Requested an increase of $54.3 million to rate base, which reflects a $2.8 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase ($2.3 million) and 20% is deferred until next rate case ($0.6 million). The mechanism also includes refunds associated with the TCJA - change of $(9.5) million annually. Change in (over)/under-recovery variance of $(17.3) million annually also included in rates.

CSIA (1)	13.0	April 2018	July 2019	TBD
Requested an increase of $57.8 million to rate base, which reflects a $13.0 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase ($10.4 million) and 20% is deferred until next rate case ($2.6 million). Mechanism also includes refunds associated with the TCJA - change of $(1.9) million annually. Change in (over)/under-recovery variance of $12.2 million annually also included in rates.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Ohio (PUCO)
DRR (1)	10.6	May 2019	September 2019	TBD
Requested an increase of $78.3 million to rate base for investment made in 2018, which reflects a $10.6 million annual increase in current revenues. Change in (over)/under-recovery variance of $(2.9) million annually also included in rates. All pre-2018 investments are included in rate case request.

Rate Case (1)	22.7	March 2018	TBD	TBD
Settlement agreement awaiting approval by PUCO that provides for a $22.7 million annual increase in current revenues. Settlement agreement also includes $622 million of total rate base, a 7.48% overall rate of return, and extension of conservation and DRR programs. Order expected mid-year 2019.

TSCR (1)	(18.2)	January 2019	TBD	TBD
Application to flow back to customers certain benefits from the TCJA. Initial impact reflects credits for 2018 ($(10.2) million) and 2019 ($(8.0) million), with mechanism to begin in conjunction with new base rates.

CenterPoint Energy - Indiana Electric (IURC)
TDSIC (1)	2.7	February 2019	May 2019	TBD
Requested an increase of $24.4 million to rate base, which reflects a $2.7 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase ($2.1 million) and 20% is deferred until next rate case ($0.5 million). Mechanism also includes refunds associated with the TCJA - change of $4.5 million annually. Change in (over)/under-recovery variance of $4.7million annually also included in rates.

ECA - MATS (1)	12.5	February 2018	January 2019	April 2019
Requested an increase of $58.3 million to rate base, which reflects a $12.5 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase ($10.0 million) and 20% is deferred until next rate case ($2.5 million). Mechanism includes recovery of prior accounting deferrals associated with investment (depreciation, carrying costs, operating expenses).

CECA (1)	2.0	February 2019	June 2019	TBD
Requested an increase of $13.0 million to rate base related to solar pilot investments, which reflects a $2.0 million annual increase in current revenues. Additional solar investment to supply 50MW of solar capacity is approved and will be included for recovery once completed in 2021.

(1)	Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

TCJA-related 2018 tax expense refunds are currently included in the Registrants’ existing rates and are therefore reducing the Registrants’ current annual revenue. The TCJA-related 2018 tax expense refunds for Houston Electric are expected to be completed in September 2019. However, in Houston Electric’s rate case filed in April 2019, Houston Electric is proposing to continue returning other benefits of the TCJA through a separate rider that will return approximately $119 million to customers over the next three years. The TCJA is also expected to continue to return benefits to customers through Houston Electric’s base rates by approximately $73 million per year.

CenterPoint Energy’s electric and natural gas utilities in Indiana and Ohio, which were acquired during the Merger, currently recover corporate income tax expense in approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within Indiana and Ohio, respectively. In addition, the IURC and PUCO have ordered each utility to establish regulatory liabilities to record all estimated impacts of tax reform starting January 1, 2018 until the date when rates are adjusted to capture these impacts.  In Indiana, in response to Vectren’s pre-Merger filing for proposed changes to its rates and charges to consider the impact of the lower federal income tax rates, the IURC approved an initial reduction to current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate.  The refund of excess deferred taxes and regulatory liabilities commenced in November 2018 for Indiana electric customers and in January 2019 for Indiana gas customers.  In Ohio, the initial rate reduction to current rates and charges will be effective upon conclusion of its pending base rate case filed on March 30, 2018.  In January 2019, an application was filed with PUCO in compliance with its October 2018 order requiring utilities to file for a request to adjust rates to reflect the impact of the TCJA, requesting authority to implement a rider to flow back to customers the tax benefits realized under the TCJA, including the refund of excess deferred taxes and regulatory liabilities.  CenterPoint Energy expects this proceeding to be approved in conjunction with the pending base rate case.

ELG (CenterPoint Energy)

Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing electric generation facilities. In September 2015, the EPA finalized revisions to the existing steam electric ELG setting stringent technology-

based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELG will be implemented when existing water discharge permits for the plants are renewed. In the case of Indiana Electric’s water discharge permits, in 2017 the IDEM issued final renewals for the F.B. Culley and A.B. Brown power plants. IDEM agreed that units identified for retirement by December 2023 would not be required to install new treatment technology to meet ELG, and approved a 2020 compliance date for dry bottom ash and a 2023 compliance date for flue gas desulfurization wastewater treatment standards for the remaining coal-fired unit at F.B. Culley.

On April 13, 2017, as part of the U.S. President’s Administration’s regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. On September 13, 2017, EPA finalized a rule postponing certain interim compliance dates by two years, but did not postpone the final compliance deadline of December 31, 2023. In April 2018, the EPA published an effluent guidelines program plan that anticipated a December 2019 rule revising the effluent limitations and pre-treatment standards for existing sources in the 2015 rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the ELG rule that selected impoundment as the best available technology for legacy wastewater and leachate. It is not clear what revisions to the ELG rule the EPA will implement, or what effect those revisions may have. As Indiana Electric does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, it does not anticipate immediate impacts from the EPA’s two-year extension of preliminary implementation deadlines due to the longer compliance time frames granted by IDEM and will continue to work with IDEM to evaluate further implementation plans.

CPP and ACE Rule (CenterPoint Energy)

On August 3, 2015, the EPA released its final CPP Rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On August 31, 2018, the EPA published its proposed CPP replacement rule, the ACE Rule, which if finalized, would require that each state set unit by unit heat rate performance standards, considering such factors as remaining useful life. Under the ACE Rule, a state would have three years to finalize its program and the EPA would have 18 months to approve, making compliance likely in 2023 or 2024. Comments to the ACE Rule proposal were due October 31, 2018. Indiana Electric filed comments which largely support the EPA’s ACE proposal. The EPA has not yet finalized the ACE Rule.

Impact of Legislative Actions & Other Initiatives (CenterPoint Energy)

At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. From 2005 through 2017, Indiana Electric has achieved reduced emissions of CO2 by an average of 35% (on a tonnage basis) and expects to be above the 32% reduction that would be required under the CPP Rule. While the litigation and the EPA’s reconsideration of the CPP Rule remains uncertain, Indiana Electric will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

FERC Revised Policy Statement (CenterPoint Energy and CERC)

The regulation of midstream energy infrastructure assets has a significant impact on Enable’s business. For example, Enable’s interstate natural gas transportation and storage assets are subject to regulation by the FERC under the Natural Gas Act. In March 2018, the FERC announced a Revised Policy Statement stating that it would no longer allow pipelines organized as a master limited partnership to recover an income tax allowance in their cost-of-service rates. In July 2018, the FERC issued new regulations which required all FERC-regulated natural gas pipelines to make a one-time Form No. 501-G filing providing certain financial information. In October 2018, Enable Gas Transmission, LLC filed its Form No. 501-G and filed a statement that it intended to take no other action. On March 8, 2019, the FERC terminated the 501-G proceeding and required no other action. MRT did not file a FERC Form No. 501-G because it had filed a general rate case in June 2018. In July 2018, the FERC issued an order accepting MRT’s proposed rate increases subject to refund upon a final determination of MRT’s rates and ordering MRT to refile its rate case to reflect the elimination of an income tax allowance in its cost-of-service rates. On August 30, 2018, MRT submitted a supplemental filing to comply with the FERC’s order. MRT has appealed the FERC’s order to eliminate the income tax allowance in its cost-of-service rates. On February 19, 2019, the FERC set MRT’s refiled rate case for hearing set to begin in November 2019.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $5.1 billion as of March 31, 2019. As of April 25, 2019, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of April 25, 2019
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy (1)	$3,300	$—	$6	$2,783	2.82%	March 3, 2022
CenterPoint Energy (2)	400	—	—	143	2.67%	July 14, 2022
CenterPoint Energy (3)	200	135	—	—	3.73%	July 14, 2022
Houston Electric	300	—	4	—	—%	March 3, 2022
CERC (4)	900	—	1	313	2.64%	March 3, 2022
Total	$5,100	$135	$11	$3,239

(1)
Approximately $1.7 billion of outstanding commercial paper was issued to refinance commercial paper used to fund a portion of the cash consideration for the Merger, pay related fees and expenses, pay Vectren’s stub period cash dividend and long-term incentive payments and repay indebtedness of Vectren subsidiaries redeemed at the option of the holder as a result of the closing of the Merger. CenterPoint Energy expects to refinance or otherwise fund the repayment of maturing commercial paper through its sources of cash described in “—Liquidity and Capital Resources—Future Sources and Uses of Cash.”

(2)	The credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(3)	The credit facility was issued by VCC and is guaranteed by Vectren.

(4)	The credit facility was issued by CERC Corp.

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

Long-term Debt

For detailed information about the Registrants’ debt issuances and redemptions in 2019, see Note 12 to the Interim Condensed Financial Statements.

Securities Registered with the SEC

On January 31, 2017, the Registrants filed a joint shelf registration statement with the SEC, as amended on September 24, 2018, registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on January 31, 2020. For information related to the Registrants’ debt securities issuances to date in 2019, see Note 12 to the Interim Condensed Financial Statements.

Temporary Investments

As of April 25, 2019, the Registrants had no temporary investments.

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

The table below summarizes money pool activity by Registrant as of April 25, 2019:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	2.86%	$952	$299

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of April 25, 2019, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	VUHI Senior Unsecured Debt	A2	Negative	BBB+	Stable	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	A2	Negative	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	Aa3	Negative	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A1	Stable	A	Stable	A+	Stable
CERC	CERC Corp. Senior Unsecured Debt	Baa1	Positive	BBB+	Stable	BBB+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of March 31, 2019, the impact on the borrowing costs under the five revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments.

CES, operating in the Energy Services reportable segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of March 31, 2019, the amount posted by CES as collateral aggregated approximately $18 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. CenterPoint Energy and CERC estimate that as of March 31, 2019, unsecured credit limits extended to CES by counterparties aggregated $268 million, and none of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $195 million as of March 31, 2019. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on March 31, 2019, deferred taxes of approximately $433 million would have been payable in 2019. If all the ZENS-Related Securities had been sold on March 31, 2019, capital gains taxes of approximately $107 million would have been payable in 2019 based on 2019 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

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

CenterPoint Energy receives quarterly cash distributions from Enable on its common units and Enable Series A Preferred Units. A reduction in the cash distributions CenterPoint Energy receives from Enable could significantly impact CenterPoint Energy’s liquidity. For additional information about cash distributions from Enable, see Notes 9 and 21 to the Interim Condensed Financial Statements.

Hedging of Interest Expense

From time to time, the Registrants may enter into interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 7(a) to the Interim Condensed Financial Statements.

Weather Hedge (CenterPoint Energy and CERC)

CenterPoint Energy and CERC have historically entered into partial weather hedges for certain NGD jurisdictions and electric operations’ Texas service territory to mitigate the impact of fluctuations from normal weather. CenterPoint Energy and CERC remain exposed to some weather risk as a result of the partial hedges. For more information about weather hedges, see Note 7(a) to the Interim Condensed Financial Statements.

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

•	increased costs related to the acquisition of natural gas (CenterPoint Energy and CERC);

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy and CERC);

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	slower customer payments and increased write-offs of receivables due to higher natural gas prices or changing economic conditions (CenterPoint Energy and CERC);

•	the satisfaction of any obligations pursuant to guarantees;

•	the outcome of litigation;

•	contributions to pension and postretirement benefit plans (CenterPoint Energy);

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. For information about the total debt to capitalization financial covenants in the Registrants’ and certain of CenterPoint Energy’s subsidiaries’ revolving credit facilities, see Note 12 to the Interim Condensed Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Interim Condensed Financial Statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect the Registrants.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Houston Electric and CERC meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, Houston Electric and CERC have omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I of the Form 10-Q.

Interest Rate Risk (CenterPoint Energy)

As of March 31, 2019, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $3.9 billion and $210 million as of March 31, 2019 and December 31, 2018, respectively. If the floating interest rates were to increase by 10% from March 31, 2019 rates, CenterPoint Energy’s combined interest expense would increase by approximately $11 million annually.

As of March 31, 2019 and December 31, 2018, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $10.3 billion and $9.0 billion, respectively, in principal amount and having a fair value of $10.9 billion and $9.2 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $350 million if interest rates were to decline by 10% from levels at March 31, 2019. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $23 million as of March 31, 2019 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $3 million if interest rates were to decline by 10% from levels at March 31, 2019. Changes in the fair value of the derivative component, a $687 million recorded liability at March 31, 2019, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2019 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the condensed consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the March 31, 2019 aggregate market value of these shares would result in a net loss of approximately less than $1 million, which would be recorded as an unrealized loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy uses derivative instruments as economic hedges to offset the commodity price exposure inherent in its Energy Services business. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. CenterPoint Energy measures this commodity risk using a sensitivity analysis. For purposes of this analysis, CenterPoint Energy estimates commodity price risk by applying a $0.50 change in the forward NYMEX price to its net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of March 31, 2019, the recorded fair value of CenterPoint Energy’s non-trading energy derivatives was a net asset of $38 million (before collateral), all of which is related to the Energy Services reportable segment. A $0.50 change in the forward NYMEX price would have had a combined impact of $9 million on CenterPoint Energy’s non-trading energy derivatives net asset and the market value of natural gas inventory.

Commodity price risk is not limited to changes in forward NYMEX prices. Variation of commodity pricing between the different indices used to mark to market portions of Energy Services’ natural gas inventory (Gas Daily) and the related fair value hedge (NYMEX) can result in volatility to CenterPoint Energy’s net income. Over time, any gains or losses on the sale of storage gas inventory would be offset by gains or losses on the fair value hedges.

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of March 31, 2019, the recorded fair value of non-trading energy derivative liabilities was $10 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

Although CenterPoint Energy’s regulated operations are exposed to limited commodity price risk, natural gas and coal prices have other effects on working capital requirements, interest costs, and some level of price-sensitivity in volumes sold or delivered. Constructive regulatory orders, such as those authorizing lost margin recovery, other innovative rate designs and recovery of unaccounted for natural gas and other natural gas-related expenses, also mitigate the effect natural gas costs may have on CenterPoint Energy’s financial condition. In 2008, the PUCO approved an exit of the merchant function in CenterPoint Energy’s Ohio natural gas service territory, allowing Ohio customers to purchase substantially all natural gas directly from retail marketers rather than from CenterPoint Energy.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of March 31, 2019 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

On the Merger Date, CenterPoint Energy completed the acquisition of Vectren. CenterPoint Energy is currently in the process of evaluating the control environment and implementing CenterPoint Energy’s internal control structure over the acquired operations. This effort is expected to continue through 2019. With the exception of the implementation of the Vectren acquisition into CenterPoint Energy’s control structure, there has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings, please read Note 14(c) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the Registrants’ combined 2018 Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Registrants’ combined 2018 Form 10-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	x	x
4.8	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	x		x
4.9	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	x
4.10	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	x
4.11	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	x	x
4.12	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	x		x
4.13	$400,000,000 Credit Agreement, dated as of July 14, 2017, among VUHI, as Borrower, certain Subsidiaries of VUHI, as Guarantors, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.1	x
4.14	$200,000,000 Credit Agreement, dated as of July 14, 2017, among VCC, as Borrower, Vectren Corporation, as Guarantor, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.2	x
4.15	Term Loan Agreement dated as of July 30, 2018, among VUHI, as Borrower, the Subsidiaries of Borrower identified herein as Guarantors and the banks named therein	Vectren’s Form 8-K dated July 30, 2018	1-15467	10.1	x
4.16	Term Loan Agreement dated as of September 14, 2018, among VCC, as Borrower, Vectren as Guarantor, and the banks named therein	Vectren’s Form 8-K dated September 18, 2018	1-15467	10.1	x
4.17	Mortgage and Deed of Trust dated as of April 1, 1932 between SIGECO and Bankers Trust Company, as Trustee, as amended and supplemented by 28 Supplemental Indentures thereto	Post-Effective Amendment No. 1 Form 8-K dated June 1, 1984 Form 8-K dated March 24, 1986 Form 8-K dated June 3, 1986	2-2536 2-62032 2-88923 1-3553 1-3553 1-3553	B-1, B-2 (b)(4)(ii) 4(b)(2) 4 4-A 4	x x x x x x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.18	Additional Supplemental Indentures to Exhibit 4.17:				x
	Date as of	File Reference	Exhibit No.
	July 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
	November 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
	November 15, 1986	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
	January 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
	December 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1987	4-A
	December 13, 1990	1-3553, SIGECO’s Form 10-K for the fiscal year 1990	4-A
	April 1, 1993	1-3553, SIGECO’s Form 8-K dated April 13, 1993	4
	June 1, 1993	1-3553, SIGECO’s Form 8-K dated June 14, 1993	4
	May 1, 1993	1-3553, SIGECO’s Form 10-K for the fiscal year 1993	4(a)
	July 1, 1999	1-3553, SIGECO’s Form 10-Q for the quarter ended June 30, 1999	4(a)
	March 1, 2000	1-15467, Vectren’s Form 10-K for the year ended December 31, 2001	4.1
	August 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.1
	October 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.2
	April 1, 2005	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.1
	March 1, 2006	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.2
	December 1, 2007	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
	Date as of	File Reference	Exhibit No.
	August 1, 2009	1-15467, Vectren’s Form 10-K for the year ended December 31, 2009	4.1
	April 1, 2013	1-15467, Vectren’s Form 8-K dated April 30, 2013	4.1
	September 1, 2014	1-15467, Vectren’s Form 8-K dated September 25, 2014	4.1
	September 1, 2015	1-15467, Vectren’s Form 8-K dated September 10, 2015	4.1
4.19
Indenture dated February 1, 1991 between Indiana Gas Company, Inc. and U.S Bank Trust National Association (formerly known as First Trust National Association, which was formerly known as Bank of America Illinois, which was formerly known as Continental Bank, National Association)
		Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(a)	x
4.20	First Supplemental Indenture to Exhibit 4.19, dated as of February 15, 1991	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(b)	x
4.21	Second Supplemental Indenture to Exhibit 4.19, dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(b)	x
4.22	Third Supplemental Indenture to Exhibit 4.19, dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(c)	x
4.23	Fourth Supplemental Indenture to Exhibit 4.19, dated as of December 2, 1992	Indiana Gas’s Form 8-K filed December 8, 1992	1-6494	4(b)	x
4.24	Fifth Supplemental Indenture to Exhibit 4.19, dated as of December 28, 2000	Indiana Gas’s Form 8-K filed December 27, 2000	1-6494	4	x
4.25	Indenture dated October 19, 2001, among VUHI, Indiana Gas, SIGECO, VEDO and U.S. Bank Trust National Association	VUHI’s Form 8-K dated October 19, 2001	1-16739	4.1	x
4.26	First Supplemental Indenture to Exhibit 4.25, dated October 19, 2001	VUHI’s Form 8-K dated October 19, 2001	1-16739	4.2	x
4.27	Second Supplemental Indenture to Exhibit 4.25	VUHI’s Form 8-K dated November 29, 2001	1-16739	4.1	x
4.28	Third Supplemental Indenture to Exhibit 4.25, dated July 29, 2003	VUHI’s Form 8-K dated July 24, 2003	1-16739	4.1	x
4.29	Fourth Supplemental Indenture to Exhibit 4.25, dated November 21, 2005	VUHI’s Form 8-K dated November 18, 2005	1-16739	4.1	x
4.30	Form of Fifth Supplemental Indenture to Exhibit 4.25, dated October 18, 2006	VUHI’s Form 8-K dated October 16, 2006	1-16739	4.1	x
4.31	Sixth Supplemental Indenture to Exhibit 4.25, dated March 10, 2008	VUHI’s Form 8-K dated March 10, 2008	1-16739	4.1	x
4.32	Note Purchase Agreement, dated March 11, 2009, among VCC, Vectren and each of the purchasers named therein	Vectren’s Form 8-K dated March 16, 2009	1-15467	4.5	x
4.33	Note Purchase Agreement, dated April 7, 2009, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated April 7, 2009	1-15467	4.5	x
4.34	Note Purchase Agreement, dated September 9, 2010, among VCC, Vectren and the purchasers named therein	Vectren’s Form 8-K dated September 10, 2010	1-15467	4.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.35	Note Purchase Agreement, dated April 5, 2011, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated April 8, 2011	1-15467	4.1	x
4.36	Note Purchase Agreement, dated November 15, 2011, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated November 17, 2011	1-15467	4.1	x
4.37	Note Purchase Agreement, dated December 20, 2012, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated December 21, 2012	1-15467	4.1	x
4.38	Note Purchase Agreement, dated June 11, 2015, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated June 12, 2015	1-15467	4.1	x
4.39	Note Purchase Agreement, dated June 11, 2015, between VCC, Vectren and each of the purchasers named therein	Vectren’s Form 8-K dated June 12, 2015	1-15467	4.2	x
4.40	Note Purchase Agreement, dated July 14, 2017, between VUHI, certain Subsidiaries of VUHI as Guarantors and each of the purchasers named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	4.1	x
4.41	Bond Purchase and Covenants Agreement, dated September 14, 2017, between SIGECO and PNC Bank, National Association	Vectren’s Form 8-K dated September 25, 2017	1-15467	4.1	x
4.42	Joinder and First Amendment to Bond Purchase and Covenants Agreement dated March 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.1	x
4.43	Second Amendment to Bond Purchase and Covenants Agreement dated May 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.2	x
+10.1	Separation Agreement and Release for William D. Rogers				x
10.2	Vectren Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001	Vectren’s Form 10-K for the year end December 31, 2001	1-15467	10.32	x
10.3	Vectren Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Vectren’s Form 8-K dated September 29, 2008	1-15467	10.3	x
10.4	Vectren Nonqualified Defined Benefit Restoration Plan, as amended and restated effective January 1, 2005	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.2	x
10.5	Vectren specimen change in control agreement dated December 31, 2011	Vectren’s Form 8-K dated January 5, 2012	1-15467	10.1	x
10.6	Amendment Number One to the Vectren specimen change in control agreement dated December 31, 2012	Vectren’s Form 10-K for the year end December 31, 2012	1-15467	10.1	x
10.7	Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees (As Amended and Restated Effective January 1, 2005)	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.1	x
10.8	Vectren Specimen Waiver, effective October 3, 2013, to the Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees	Vectren’s Form 10-Q for the quarter ended September 30, 2013	1-15467	10.1	x
+31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka				x
+31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka					x
+31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka						x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
+31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu				x
+31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu					x
+31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu						x
+32.1.1	Section 1350 Certification of Scott M. Prochazka				x
+32.1.2	Section 1350 Certification of Scott M. Prochazka					x
+32.1.3	Section 1350 Certification of Scott M. Prochazka						x
+32.2.1	Section 1350 Certification of Xia Liu				x
+32.2.2	Section 1350 Certification of Xia Liu					x
+32.2.3	Section 1350 Certification of Xia Liu						x
+101.INS	XBRL Instance Document				x	x	x
+101.SCH	XBRL Taxonomy Extension Schema Document				x	x	x
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x

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

Date: May 9, 2019