Form 10-Q
period 2019-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2019-08-07
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission file number 1-31447
CenterPoint Energy, Inc.
(Exact name of registrant as specified in its charter)

Texas			74-0694415
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1111 Louisiana	Houston	Texas	77002
(Address of Principal Executive Offices)			(Zip Code)
(713) 207-1111
Registrant's telephone number, including area code

Commission file number 1-3187
CenterPoint Energy Houston Electric, LLC
(Exact name of registrant as specified in its charter)

Texas			22-3865106
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1111 Louisiana	Houston	Texas	77002
(Address of Principal Executive Offices)			(Zip Code)
(713) 207-1111
Registrant's telephone number, including area code

Commission file number 1-13265
CenterPoint Energy Resources Corp.
(Exact name of registrant as specified in its charter)

Delaware			76-0511406
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1111 Louisiana	Houston	Texas	77002
(Address of Principal Executive Offices)			(Zip Code)
(713) 207-1111
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CenterPoint Energy, Inc.	Common Stock, $0.01 par value	CNP	The New York Stock Exchange
Chicago Stock Exchange, Inc.
CenterPoint Energy, Inc.	Depositary Shares for 1/20 of 7.00% Series B Mandatory Convertible Preferred Stock, $0.01 par value	CNP/PB	The New York Stock Exchange
CenterPoint Energy Houston Electric, LLC	9.15% First Mortgage Bonds due 2021	n/a	The New York Stock Exchange
CenterPoint Energy Houston Electric, LLC	6.95% General Mortgage Bonds due 2033	n/a	The New York Stock Exchange
CenterPoint Energy Resources Corp.	6.625% Senior Notes due 2037	n/a	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 26, 2019:

CenterPoint Energy, Inc.	502,218,696	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
ALJ	Administrative Law Judge
AMA	Asset Management Agreement
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
Bcf	Billion cubic feet
Bond Companies
Bond Company II, Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CECL	Current expected credit losses
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CME	Chicago Mercantile Exchange
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider

GLOSSARY
ELG	Effluent Limitation Guidelines
EMV	Evaluation, measurement and valuation
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
Gas Daily	Platts gas daily indices
GenOn	GenOn Energy, Inc.
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
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

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Date	February 1, 2019
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MLP	Master Limited Partnership

GLOSSARY
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable Mississippi River Transmission, LLC
MW	Megawatts
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SERP	Supplemental Executive Retirement Plan
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service

GLOSSARY
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TSCR	Tax Savings Credit Rider
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VCC	Vectren Capital Corp., a wholly-owned subsidiary of Vectren
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of the Merger Date
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both June 30, 2019 and December 31, 2018, consisted of AT&T Common and Charter Common
2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018

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

•
the ability of CenterPoint Energy’s and CERC’s non-utility business operating in the Energy Services reportable segment to effectively optimize opportunities related to natural gas price volatility and storage activities, including weather-related impacts;

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

•
CenterPoint Energy’s or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which CenterPoint Energy and Enable cannot assure will be completed or will have the anticipated benefits to CenterPoint Energy or Enable;

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

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effective tax rates;

•	the transition to a replacement for the LIBOR benchmark interest rate;

•	the effect of changes in and application of accounting standards and pronouncements; and

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,555	$1,341	$3,716	$3,235
Non-utility revenues	1,243	845	2,613	2,106
Total	2,798	2,186	6,329	5,341
Expenses:
Utility natural gas, fuel and purchased power	264	188	999	825
Non-utility cost of revenues, including natural gas	910	790	2,161	2,063
Operation and maintenance	884	578	1,745	1,147
Depreciation and amortization	340	342	653	656
Taxes other than income taxes	113	101	239	212
Total	2,511	1,999	5,797	4,903
Operating Income	287	187	532	438
Other Income (Expense):
Gain on marketable securities	64	22	147	23
Loss on indexed debt securities	(68)	(254)	(154)	(272)
Interest and other finance charges	(134)	(91)	(255)	(169)
Interest on Securitization Bonds	(10)	(14)	(22)	(30)
Equity in earnings of unconsolidated affiliates, net	74	58	136	127
Other income, net	11	4	31	7
Total	(63)	(275)	(117)	(314)
Income (Loss) Before Income Taxes	224	(88)	415	124
Income tax expense (benefit)	29	(13)	51	34
Net Income (Loss)	195	(75)	364	90
Preferred stock dividend requirement	30	—	59	—
Income (Loss) Available to Common Shareholders	$165	$(75)	$305	$90

Basic Earnings (Loss) Per Common Share	$0.33	$(0.17)	$0.61	$0.21
Diluted Earnings (Loss) Per Common Share	$0.33	$(0.17)	$0.61	$0.21
Weighted Average Common Shares Outstanding, Basic	502	432	502	431
Weighted Average Common Shares Outstanding, Diluted	505	432	504	434

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$195	$(75)	$364	$90
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1, $-0-, $2 and $1)	2	2	3	3
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $1)	—	(1)	(1)	3
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	1	—
Total	2	1	3	6
Comprehensive income (loss)	$197	$(74)	$367	$96

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents ($260 and $335 related to VIEs, respectively)	$271	$4,231
Investment in marketable securities	687	540
Accounts receivable ($77 and $56 related to VIEs, respectively), less bad debt reserve of $27 and $18, respectively	1,173	1,190
Accrued unbilled revenues	365	378
Natural gas inventory	212	194
Materials and supplies	267	200
Non-trading derivative assets	101	100
Taxes receivable	69	—
Prepaid expenses and other current assets ($33 and $34 related to VIEs, respectively)	181	192
Total current assets	3,326	7,025
Property, Plant and Equipment:
Property, plant and equipment	29,552	20,267
Less: accumulated depreciation and amortization	9,620	6,223
Property, plant and equipment, net	19,932	14,044
Other Assets:
Goodwill	5,179	867
Regulatory assets ($895 and $1,059 related to VIEs, respectively)	2,228	1,967
Notes receivable – unconsolidated affiliate	4	—
Non-trading derivative assets	44	38
Investment in unconsolidated affiliates	2,470	2,482
Preferred units – unconsolidated affiliate	363	363
Intangible assets, net	370	65
Other	273	158
Total other assets	10,931	5,940
Total Assets	$34,189	$27,009

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2019	December 31, 2018
	(in millions, except share amounts)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$349	$458
Indexed debt, net	22	24
Current portion of other long-term debt	117	—
Indexed debt securities derivative	755	601
Accounts payable	936	1,240
Taxes accrued	158	204
Interest accrued	157	121
Dividends accrued	—	187
Customer deposits	126	86
Non-trading derivative liabilities	33	126
Other	343	255
Total current liabilities	2,996	3,302
Other Liabilities:
Deferred income taxes, net	3,805	3,239
Non-trading derivative liabilities	18	5
Benefit obligations	872	796
Regulatory liabilities	3,467	2,525
Other	653	402
Total other liabilities	8,815	6,967
Long-term Debt:
VIE Securitization Bonds, net	845	977
Other long-term debt, net	13,276	7,705
Total long-term debt, net	14,121	8,682
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	790
Series B Preferred Stock, $0.01 par value, $978 aggregate liquidation preference, 977,500 shares outstanding	950	950
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 502,214,639 shares and 501,197,784 shares outstanding, respectively	5	5
Additional paid-in capital	6,065	6,072
Retained earnings	552	349
Accumulated other comprehensive loss	(105)	(108)
Total shareholders’ equity	8,257	8,058
Total Liabilities and Shareholders’ Equity	$34,189	$27,009

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$364	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	653	656
Amortization of deferred financing costs	14	18
Amortization of intangible assets in non-utility cost of revenues	12	—
Deferred income taxes	(21)	(12)
Unrealized gain on marketable securities	(147)	(23)
Loss on indexed debt securities	154	272
Write-down of natural gas inventory	3	1
Equity in earnings of unconsolidated affiliates, net of distributions	12	(9)
Pension contributions	(29)	(64)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	463	232
Inventory	10	52
Taxes receivable	(69)	(39)
Accounts payable	(594)	(246)
Fuel cost recovery	78	69
Non-trading derivatives, net	(71)	64
Margin deposits, net	(12)	(9)
Interest and taxes accrued	(88)	(64)
Net regulatory assets and liabilities	(77)	57
Other current assets	20	(4)
Other current liabilities	(156)	(13)
Other assets	76	(3)
Other liabilities	(30)	60
Other operating activities, net	9	8
Net cash provided by operating activities	574	1,093
Cash Flows from Investing Activities:
Capital expenditures	(1,169)	(697)
Acquisitions, net of cash acquired	(5,987)	—
Increase in notes receivable – unconsolidated affiliate	(4)	—
Distributions from unconsolidated affiliate in excess of cumulative earnings	—	30
Proceeds from sale of marketable securities	—	398
Other investing activities, net	11	2
Net cash used in investing activities	(7,149)	(267)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(39)
Proceeds from (payments of) commercial paper, net	2,221	(1,188)
Proceeds from long-term debt, net	1,721	997
Payments of long-term debt	(1,077)	(230)
Long-term revolving credit facility	135	—
Debt issuance costs	(9)	(35)
Payment of dividends on Common Stock	(288)	(240)
Payment of dividends on Preferred Stock	(60)	—
Distribution to ZENS note holders	—	(16)
Other financing activities, net	(14)	(5)
Net cash provided by (used in) financing activities	2,629	(756)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(3,946)	70
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,278	296
Cash, Cash Equivalents and Restricted Cash at End of Period	$332	$366

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	2	$1,740	—	$—	2	$1,740	—	$—
Balance, end of period	2	1,740	—	—	2	1,740	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	502	5	431	4	501	5	431	4
Issuances related to benefit and investment plans	—	—	—	—	1	—	—	—
Balance, end of period	502	5	431	4	502	5	431	4
Additional Paid-in-Capital
Balance, beginning of period		6,060		4,208		6,072		4,209
Issuances related to benefit and investment plans		5		7		(7)		6
Balance, end of period		6,065		4,215		6,065		4,215
Retained Earnings
Balance, beginning of period		518		708		349		543
Net income		195		(75)		364		90
Common Stock dividends declared ($0.2875, $0.2775, $0.2875 and $0.2775 per share, respectively)		(144)		(120)		(144)		(120)
Series B Preferred Stock dividends declared ($17.5000, $-0-, $17.5000, and $-0- per share, respectively)		(17)		—		(17)		—
Balance, end of period		552		513		552		513
Accumulated Other Comprehensive Loss
Balance, beginning of period		(107)		(63)		(108)		(68)
Other comprehensive income		2		1		3		6
Balance, end of period		(105)		(62)		(105)		(62)
Total Shareholders’ Equity		$8,257		$4,670		$8,257		$4,670

 See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$765	$854	$1,451	$1,609
Expenses:
Operation and maintenance	359	351	727	693
Depreciation and amortization	176	262	351	495
Taxes other than income taxes	61	60	123	121
Total	596	673	1,201	1,309
Operating Income	169	181	250	300
Other Income (Expense):
Interest and other finance charges	(42)	(36)	(82)	(69)
Interest on Securitization Bonds	(10)	(14)	(22)	(30)
Other income (expense), net	6	(3)	10	(6)
Total	(46)	(53)	(94)	(105)
Income Before Income Taxes	123	128	156	195
Income tax expense	23	27	29	42
Net Income	$100	$101	$127	$153

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$100	$101	$127	$153
Other comprehensive income:
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $1)	—	—	(1)	4
Total	—	—	(1)	4
Comprehensive income	$100	$101	$126	$157

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents ($260 and $335 related to VIEs, respectively)	$260	$335
Accounts and notes receivable ($77 and $56 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	327	283
Accounts and notes receivable–affiliated companies	831	20
Accrued unbilled revenues	122	110
Materials and supplies	142	135
Taxes receivable	13	5
Prepaid expenses and other current assets ($33 and $34 related to VIEs, respectively)	41	61
Total current assets	1,736	949
Property, Plant and Equipment:
Property, plant and equipment	12,457	12,148
Less: accumulated depreciation and amortization	3,762	3,746
Property, plant and equipment, net	8,695	8,402
Other Assets:
Regulatory assets ($895 and $1,059 related to VIEs, respectively)	1,016	1,124
Other	31	32
Total other assets	1,047	1,156
Total Assets	$11,478	$10,507

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	June 30, 2019	December 31, 2018
	(in millions)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$349	$458
Accounts payable	226	262
Accounts and notes payable–affiliated companies	59	78
Taxes accrued	63	115
Interest accrued	82	64
Non-trading derivative liabilities	—	24
Other	73	89
Total current liabilities	852	1,090
Other Liabilities:
Deferred income taxes, net	1,010	1,023
Benefit obligations	87	91
Regulatory liabilities	1,286	1,298
Other	69	65
Total other liabilities	2,452	2,477
Long-term Debt:
VIE Securitization Bonds, net	845	977
Other, net	3,971	3,281
Total long-term debt, net	4,816	4,258
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,486	1,896
Retained earnings	887	800
Accumulated other comprehensive loss	(15)	(14)
Total member’s equity	3,358	2,682
Total Liabilities and Member’s Equity	$11,478	$10,507

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$127	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351	495
Amortization of deferred financing costs	5	6
Deferred income taxes	(27)	(38)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(56)	(107)
Accounts receivable/payable–affiliated companies	(35)	78
Inventory	(7)	(6)
Accounts payable	2	(6)
Taxes receivable	(8)	(23)
Interest and taxes accrued	(34)	(45)
Non-trading derivatives, net	(25)	—
Net regulatory assets and liabilities	(69)	(59)
Other current assets	18	4
Other current liabilities	(4)	(11)
Other assets	10	2
Other liabilities	(3)	2
Other operating activities, net	(5)	(2)
Net cash provided by operating activities	240	443
Cash Flows from Investing Activities:
Capital expenditures	(514)	(441)
Increase in notes receivable–affiliated companies	(794)	(26)
Other investing activities, net	(3)	(1)
Net cash used in investing activities	(1,311)	(468)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	696	398
Payments of long-term debt	(242)	(230)
Decrease in notes payable–affiliated companies	(1)	(60)
Dividend to parent	(40)	(63)
Contribution from parent	590	—
Debt issuance costs	(8)	(4)
Other financing activities, net	(1)	1
Net cash provided by financing activities	994	42
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(77)	17
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	370	274
Cash, Cash Equivalents and Restricted Cash at End of Period	$293	$291

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,486		1,697		1,896		1,696
Contribution from Parent		—		—		590		—
Other		—		—		—		1
Balance, end of period		2,486		1,697		2,486		1,697
Retained Earnings
Balance, beginning of period		803		693		800		673
Net income		100		101		127		153
Dividend to parent		(16)		(31)		(40)		(63)
Balance, end of period		887		763		887		763
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period		(15)		4		(14)		—
Other comprehensive income (loss)		—		—		(1)		4
Balance, end of period		(15)		4		(15)		4
Total Member’s Equity		$3,358		$2,464		$3,358		$2,464

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Utility revenues	$503	$487	$1,688	$1,630
Non-utility revenues	839	841	2,022	2,098
Total	1,342	1,328	3,710	3,728
Expenses:
Utility natural gas	190	188	815	825
Non-utility cost of revenues, including natural gas	769	790	1,940	2,063
Operation and maintenance	211	217	461	455
Depreciation and amortization	76	72	153	145
Taxes other than income taxes	38	39	87	87
Total	1,284	1,306	3,456	3,575
Operating Income	58	22	254	153
Other Income (Expense):
Interest and other finance charges	(30)	(33)	(59)	(62)
Other expense, net	—	(1)	(3)	(5)
Total	(30)	(34)	(62)	(67)
Income (Loss) From Continuing Operations Before Income Taxes	28	(12)	192	86
Income tax expense (benefit)	—	(4)	26	16
Income (Loss) From Continuing Operations	28	(8)	166	70
Income from discontinued operations (net of tax of $-0-, $14, $-0- and $31, respectively)	—	44	—	96
Net Income	$28	$36	$166	$166
See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$28	$36	$166	$166
Comprehensive income	$28	$36	$166	$166

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$1	$14
Accounts receivable, less bad debt reserve of $21 and $17, respectively	506	894
Accrued unbilled revenues	90	268
Accounts and notes receivable–affiliated companies	192	120
Materials and supplies	71	65
Natural gas inventory	159	194
Non-trading derivative assets	101	100
Prepaid expenses and other current assets	39	115
Total current assets	1,159	1,770
Property, Plant and Equipment:
Property, plant and equipment	7,710	7,431
Less: accumulated depreciation and amortization	2,306	2,205
Property, plant and equipment, net	5,404	5,226
Other Assets:
Goodwill	867	867
Regulatory assets	187	181
Non-trading derivative assets	44	38
Other	154	132
Total other assets	1,252	1,218
Total Assets	$7,815	$8,214

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	June 30, 2019	December 31, 2018
	(in millions)
Current Liabilities:
Accounts payable	$406	$856
Accounts and notes payable–affiliated companies	45	50
Taxes accrued	51	82
Interest accrued	38	38
Customer deposits	74	75
Non-trading derivative liabilities	28	102
Other	132	137
Total current liabilities	774	1,340
Other Liabilities:
Deferred income taxes, net	446	406
Non-trading derivative liabilities	7	5
Benefit obligations	94	93
Regulatory liabilities	1,234	1,227
Other	357	329
Total other liabilities	2,138	2,060
Long-Term Debt	2,397	2,371
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,015	2,015
Retained earnings	486	423
Accumulated other comprehensive income	5	5
Total stockholder’s equity	2,506	2,443
Total Liabilities and Stockholder’s Equity	$7,815	$8,214

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$166	$166
Less: Income from discontinued operations, net of tax	—	96
Income from continuing operations	166	70
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	153	145
Amortization of deferred financing costs	4	4
Deferred income taxes	20	9
Write-down of natural gas inventory	3	1
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	554	339
Accounts receivable/payable–affiliated companies	(11)	(14)
Inventory	26	58
Accounts payable	(442)	(248)
Fuel cost recovery	78	69
Interest and taxes accrued	(31)	(20)
Non-trading derivatives, net	(62)	61
Margin deposits, net	(12)	(9)
Net regulatory assets and liabilities	15	92
Other current assets	7	7
Other current liabilities	(21)	8
Other assets	(2)	4
Other liabilities	3	52
Other operating activities, net	1	—
Net cash provided by operating activities from continuing operations	449	628
Net cash provided by operating activities from discontinued operations	—	118
Net cash provided by operating activities	449	746
Cash Flows from Investing Activities:
Capital expenditures	(322)	(230)
Increase in notes receivable–affiliated companies	(66)	—
Other investing activities, net	2	3
Net cash used in investing activities from continuing operations	(386)	(227)
Net cash provided by investing activities from discontinued operations	—	30
Net cash used in investing activities	(386)	(197)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(39)
Proceeds from (payments of) commercial paper, net	22	(333)
Proceeds from long-term debt	—	599
Dividends to parent	(103)	(211)
Debt issuance costs	—	(5)
Decrease in notes payable–affiliated companies	—	(570)
Other financing activities, net	(2)	(1)
Net cash used in financing activities from continuing operations	(83)	(560)
Net cash provided by financing activities from discontinued operations	—	—
Net cash used in financing activities	(83)	(560)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(20)	(11)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	25	12
Cash, Cash Equivalents and Restricted Cash at End of Period	$5	$1

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,015		2,527		2,015		2,528
Other		—		1		—		—
Balance, end of period		2,015		2,528		2,015		2,528
Retained Earnings
Balance, beginning of period		541		618		423		574
Net income		28		36		166		166
Dividend to parent		(83)		(125)		(103)		(211)
Balance, end of period		486		529		486		529
Accumulated Other Comprehensive Income
Balance, beginning of period		5		6		5		6
Balance, end of period		5		6		5		6
Total Stockholder’s Equity		$2,506		$3,063		$2,506		$3,063

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

As of June 30, 2019, CenterPoint Energy’s operating subsidiaries were as follows:

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

•
Infrastructure Services, which provides underground pipeline construction and repair services through wholly-owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC and serves natural gas utilities across the United States, focusing on recurring integrity, station and maintenance work and opportunities for large transmission pipeline construction projects; and

•	ESG, which provides energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.

As of June 30, 2019, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 53.8% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

As of June 30, 2019, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

Significant Accounting Policies. In addition to the significant accounting policies disclosed in the Registrants’ combined 2018 Form 10-K, CenterPoint Energy has adopted the following new or enhanced significant accounting policies subsequent to the consummation of the Merger:

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
ASU 2018-15- Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

This standard aligns accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense and requires additional quantitative and qualitative disclosures.
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

Pursuant to the Merger Agreement and immediately subsequent to the close of the Merger, CenterPoint Energy cash settled $78 million in outstanding share-based awards issued prior to the Merger Date by Vectren to its employees.  As a result of the Merger, CenterPoint Energy assumed a liability for these share-based awards of $41 million and recorded an incremental cost of $37 million in Operation and maintenance expenses on its Condensed Statements of Consolidated Income during the six months ended June 30, 2019 for the accelerated vesting of the awards in accordance with the Merger Agreement.

Subsequent to the close of the Merger, CenterPoint Energy recognized severance totaling $61 million to employees terminated immediately subsequent to the Merger close, inclusive of change of control severance payments to executives of Vectren under existing agreements, and which is included in Operation and maintenance expenses on its Condensed Statements of Consolidated Income during the six months ended June 30, 2019.

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

The following table presents the preliminary purchase price allocation as of June 30, 2019 (in millions):

Cash and cash equivalents	$16
Other current assets	598
Property, plant and equipment, net	5,146
Identifiable intangibles	322
Regulatory assets	338
Other assets	151
Total assets acquired	6,571
Current liabilities	690
Regulatory liabilities	944
Other liabilities	860
Long-term debt	2,401
Total liabilities assumed	4,895
Net assets acquired	1,676
Goodwill	4,306
Total purchase price consideration	$5,982

CenterPoint Energy has not completed a final valuation analysis necessary to determine the fair market values of all of Vectren’s assets and liabilities or the allocation of its purchase price. The final allocation could differ materially from this preliminary purchase price allocation and, as such, no assurances can be provided regarding the preliminary purchase accounting. The final allocation may include changes in the fair value of (1) property, plant and equipment, (2) intangible assets and goodwill, (3) deferred taxes, (4) regulatory assets and liabilities, (5) long-term debt and (6) other assets and liabilities. Changes in the preliminary purchase price allocation since the initial estimates reported in the first quarter of 2019 primarily included additional information obtained related to intangible assets.

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

The estimated fair value of the identifiable intangible assets and related useful lives as included in the preliminary purchase price allocation include:

	Weighted Average Useful Lives	Estimated Fair Value
	(in years)	(in millions)
Operation and maintenance agreements	24	$12
Customer relationships	18	220
Construction backlog	1	28
Trade names	10	62
Total		$322

Amortization expense related to the operation and maintenance agreements and construction backlog was $3 million and $12 million, inclusive of a $4 million benefit related to a cumulative catch-up for remeasurement of the purchase price allocation, for the three and six months ended June 30, 2019, respectively, and is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income. Amortization expense related to customer relationships and trade names was $5 million and $8 million for the three and six months ended June 30, 2019, respectively, and is included in Depreciation and amortization expense on CenterPoint Energy’s Condensed Statements of Consolidated Income.

The results of operations for Vectren included in CenterPoint Energy’s Interim Condensed Financial Statements from the Merger Date are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Operating revenues	$688	$1,161
Net income	38	19

The following unaudited pro forma financial information reflects the consolidated results of operations of CenterPoint Energy, assuming the Merger had taken place on January 1, 2018. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved had the Merger taken place on the dates indicated or of the future consolidated results of operations of the combined company.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019		2018
	(in millions)
Operating revenues	$2,798	$2,830		$6,575		$6,644
Net income (loss)	199	(24)	(1)	371	(2)	83	(3)

(1)
Pro forma net income was adjusted to exclude $10 million and $27 million, respectively, of Vectren and CenterPoint Energy Merger-related transaction costs incurred in 2018 and reflected in the historical income statements.

(2)	Pro forma net income was adjusted to exclude $37 million of Vectren Merger-related transaction costs incurred in 2019.

(3)	Pro forma net income was adjusted to include $46 million and $1 million, respectively, of Vectren and CenterPoint Energy Merger-related transaction costs incurred from July 1, 2018 to June 30, 2019.

CenterPoint Energy incurred integration costs in connection with the Merger of $40 million and $48 million for the three and six months ended June 30, 2019, respectively, which were included in Operation and maintenance expenses in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Acquisition of Utility Pipeline Construction Company. An acquisition was made during the six months ended June 30, 2019 by CenterPoint Energy’s Infrastructure Services reportable segment, resulting in goodwill and intangible assets of approximately $6 million and $8 million, respectively.  The intangible assets primarily relate to backlog and customer relationships.  The initial purchase price of $21 million is subject to change due to a working capital adjustment clause, and the purchase price allocation also is preliminary and subject to change. The results of operations for the acquired company have been included in the consolidated financial statements from the date of acquisition and are not significant to the consolidated financial results of CenterPoint Energy. Pro forma results of operations have not been presented for the acquisition because the effects of the acquisition were not significant to CenterPoint Energy’s consolidated financial results for all periods presented.

(4) Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services.

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended June 30, 2019
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$768	$140	$657	$87	$326	$78	$2,056
Derivatives income	—	—	—	768	—	—	768
Other (3)	(3)	—	3	—	—	2	2
Eliminations	—	—	(10)	(17)	(1)	—	(28)
Total revenues	$765	$140	$650	$838	$325	$80	$2,798

	Six Months Ended June 30, 2019
	Houston Electric T&D (1)	Indiana Electric Integrated (1) (4)	Natural Gas Distribution (1) (4)	Energy Services (2)	Infrastructure Services (2) (4)	Corporate and Other (2) (4)	Total
	(in millions)
Revenue from contracts	$1,458	$223	$2,063	$260	$472	$119	$4,595
Derivatives income	3	—	—	1,841	—	—	1,844
Other (3)	(7)	—	(4)	—	—	3	(8)
Eliminations	—	—	(20)	(81)	(1)	—	(102)
Total revenues	$1,454	$223	$2,039	$2,020	$471	$122	$6,329

	Three Months Ended June 30, 2018
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$860	$—	$509	$78	$—	$2	$1,449
Derivatives income	—	—	—	782	—	—	782
Other (3)	(6)	—	(14)	—	—	2	(18)
Eliminations	—	—	(8)	(19)	—	—	(27)
Total revenues	$854	$—	$487	$841	$—	$4	$2,186

	Six Months Ended June 30, 2018
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$1,621	$—	$1,695	$256	$—	$3	$3,575
Derivatives income	(4)	—	—	1,889	—	—	1,885
Other (3)	(12)	—	(47)	—	—	5	(54)
Eliminations	—	—	(18)	(47)	—	—	(65)
Total revenues	$1,605	$—	$1,630	$2,098	$—	$8	$5,341

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

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

(4)	Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to June 30, 2019.

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenue from contracts	$768	$860	$1,458	$1,621
Other (1)	(3)	(6)	(7)	(12)
Total revenues	$765	$854	$1,451	$1,609

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

CERC

	Three Months Ended June 30,
	2019				2018
	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$510	$87	$—	$597	$509	$78	$—	$587
Derivatives income	—	768	—	768	—	782	—	782
Other (3)	3	—	—	3	(14)	—	—	(14)
Eliminations	(10)	(16)	—	(26)	(8)	(19)	—	(27)
Total revenues	$503	$839	$—	$1,342	$487	$841	$—	$1,328

	Six Months Ended June 30,
	2019				2018
	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$1,708	$260	$1	$1,969	$1,695	$256	$—	$1,951
Derivatives income	—	1,841	—	1,841	—	1,889	—	1,889
Other (3)	—	—	—	—	(47)	—	—	(47)
Eliminations	(20)	(80)	—	(100)	(18)	(47)	—	(65)
Total revenues	$1,688	$2,021	$1	$3,710	$1,630	$2,098	$—	$3,728

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

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

Under fixed price contracts, Infrastructure Services performs larger scale construction and repair services. Each contract is typically accounted for as a single performance obligation. Services performed under fixed price contracts are typically billed per the terms of the contract, which can range from completion of specific milestones to scheduled billing intervals. Billings occur monthly or more frequently for work completed and generally require payment within 30 days of billing. Revenue for fixed price contracts is recognized over time as control is transferred using the input method, considering costs incurred relative to total expected cost. Total expected cost is therefore a significant judgment affecting the amount and timing of revenue recognition. Infrastructure Services’ revenues are not subject to significant returns, refunds or warranty obligations.

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. On an aggregate basis as of June 30, 2019, the Registrants’ contract assets primarily relate to contracts in the Infrastructure Services segment where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. On an aggregate basis as of June 30, 2019, the Registrants’ contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers for the six months ended June 30, 2019 are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2018 (1)	$763	$575	$37	$47
Closing balance as of June 30, 2019	831	362	56	54
Increase (decrease)	$68	$(213)	$19	$7

(1)	Opening balances related to Vectren are as of February 1, 2019.

The amount of revenue recognized in the six-month period ended June 30, 2019 that was included in the opening contract liability was $38 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2018	$234	$110	$3
Closing balance as of June 30, 2019	305	122	5
Increase	$71	$12	$2

The amount of revenue recognized in the six-month period ended June 30, 2019 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2018	$282	$263
Closing balance as of June 30, 2019	191	87
Decrease	$(91)	$(176)

CERC does not have any opening or closing contract asset or contract liability balances.

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of June 30, 2019:
Fixed price (bid)	$317	$—	$317
	$317	$—	$317

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price. For contracts for which revenue from the satisfaction of the performance obligations is recognized in the amount invoiced, the practical expedient was elected and revenue expected to be recognized on these contracts has not been disclosed.

(5) Employee Benefit Plans

As a result of the Merger, CenterPoint Energy now maintains three additional qualified defined benefit pension plans which are closed to new participants, a non-qualified SERP and a postretirement benefit plan. The defined benefit pension plans cover eligible full-time regular employees of Vectren and are primarily non-contributory. The postretirement benefit plan provides health care and life insurance benefits to certain Vectren retirees, which are a combination of self-insured and fully insured programs, to eligible retirees on both a contributory and non-contributory basis.

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

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Service cost (1)	$10	$9	$20	$18
Interest cost (2)	25	19	48	39
Expected return on plan assets (2)	(27)	(26)	(52)	(53)
Amortization of prior service cost (2)	2	2	4	4
Amortization of net loss (2)	13	11	26	22
Settlement cost (3)	1	—	1	—
Curtailment gain (4)	—	—	(1)	—
Net periodic cost	$24	$15	$46	$30

(1)
Amounts presented in the table above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)	Amounts presented in the table above are included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

(3)
A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In June 2019, CenterPoint Energy recognized a non-cash settlement cost of $1 million due to lump sum settlement payments from Vectren pension plans.

(4)
A curtailment gain or loss is required when the expected future services of a significant number of employees are reduced or eliminated for the accrual of benefits. In February 2019, CenterPoint Energy recognized a pension curtailment gain of $1 million related to Vectren employees whose employment was terminated after the Merger closed.

Postretirement Benefits

	Three Months Ended June 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$1	$1	$—	$—
Interest cost (2)	4	2	1	4	2	1
Expected return on plan assets (2)	(1)	(1)	(1)	(2)	(1)	(1)
Amortization of prior service cost (credit) (2)	(1)	(2)	—	(1)	(2)	1
Net periodic cost (income)	$2	$(1)	$1	$2	$(1)	$1

	Six Months Ended June 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$1	$1	$—	$—
Interest cost (2)	8	4	2	7	4	2
Expected return on plan assets (2)	(3)	(2)	(1)	(3)	(2)	(1)
Amortization of prior service cost (credit) (2)	(2)	(3)	—	(2)	(3)	1
Net periodic cost (income)	$4	$(1)	$2	$3	$(1)	$2

(1)
Amounts presented in the tables above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)	Amounts presented in the tables above are included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2019	$94	$—	$—
Expected contribution to postretirement benefit plans in 2019	20	10	4

The table below reflects the contributions made to the pension and postretirement benefit plans during 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$27	$—	$—	$29	$—	$—
Postretirement benefit plans	3	2	1	8	5	2

(6) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on the Registrants’ respective Condensed Consolidated Balance Sheets:

	June 30, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Regulatory Assets:	(in millions)
Current regulatory assets (1)	$20	$—	$20	$77	$—	$77
Non-current regulatory assets:
Securitized regulatory assets	895	895	—	1,059	1,059	—
Unrecognized equity return (2)	(189)	(189)	—	(213)	(213)	—
Unamortized loss on reacquired debt (3)	65	65	—	68	68	—
Pension and postretirement-related regulatory asset (3)	697	34	28	725	33	30
Hurricane Harvey restoration costs (3)	68	64	4	68	64	4
Regulatory assets related to TCJA (3) (4)	30	23	7	33	23	10
Asset retirement obligation (3)	140	25	90	109	24	85
Other regulatory assets-not earning a return (5)	133	74	28	81	55	26
Other regulatory assets	389	25	30	37	11	26
Total non-current regulatory assets	2,228	1,016	187	1,967	1,124	181
Total regulatory assets	2,248	1,016	207	2,044	1,124	258
Regulatory Liabilities:
Current regulatory liabilities (6)	55	5	43	38	17	21
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (4)	1,616	834	453	1,323	847	476
Estimated removal costs	1,415	271	629	886	269	617
Other regulatory liabilities	436	181	152	316	182	134
Total non-current regulatory liabilities	3,467	1,286	1,234	2,525	1,298	1,227
Total regulatory liabilities	3,522	1,291	1,277	2,563	1,315	1,248
Total regulatory assets and liabilities, net	$(1,274)	$(275)	$(1,070)	$(519)	$(191)	$(990)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in the Registrants’ respective Condensed Consolidated Balance Sheets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Allowed equity return recognized	$13	$13	$24	$24	$24	$24	$45	$45

(3)	Substantially all of these regulatory assets are not earning a return.

(4)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities.

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

Commodity Derivative Instruments (CenterPoint Energy and CERC). CenterPoint Energy, through its Indiana Utilities, and CERC, through CES, enter into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services reportable segment are designated as fair value hedges for accounting purposes. Outstanding derivative instruments designated as economic hedges at the acquired Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	June 30, 2019		December 31, 2018
Hedging Classification	Notional Principal
	CenterPoint Energy (1)	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Economic hedge	$84	$—	$—	$—
Cash flow hedge	—	—	450	450

(1)	Relates to interest rate derivative instruments at SIGECO.

Weather Hedges (CenterPoint Energy and CERC). CenterPoint Energy and CERC have weather normalization or other rate mechanisms that largely mitigate the impact of weather on NGD in Arkansas, Indiana, Louisiana, Mississippi, Minnesota, Ohio and Oklahoma, as applicable. CenterPoint Energy’s and CERC’s NGD in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s NGD’s results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories.

CenterPoint Energy and CERC, as applicable, enter into winter season weather hedges from time to time for certain NGD jurisdictions and electric operations’ service territory to mitigate the effect of fluctuations from normal weather on results of operations and cash flows. These weather hedges are based on heating degree days at 10-year normal weather. Houston Electric and Indiana Electric do not enter into weather hedges.

The tables below summarize CenterPoint Energy’s and CERC’s current weather hedge gain (loss) activity:

	Three Months Ended June 30,
	2019				2018
Texas Operations	Winter Season	Bilateral Cap	CenterPoint Energy	CERC	Winter Season	Bilateral Cap	CenterPoint Energy	CERC
	(in millions)
NGD	2018 – 2019	$9	$—	$—	2017 – 2018	$8	$—	$—
Electric operations	2018 – 2019	8	—	—	2017 – 2018	9	—	—
Total (1)			$—	$—			$—	$—

	Six Months Ended June 30,
	2019				2018
Texas Operations	Winter Season	Bilateral Cap	CenterPoint Energy	CERC	Winter Season	Bilateral Cap	CenterPoint Energy	CERC
	(in millions)
NGD	2018 – 2019	$9	$—	$—	2017 – 2018	$8	$—	$—
Electric operations	2018 – 2019	8	3	—	2017 – 2018	9	(4)	—
Total (1)			$3	$—			$(4)	$—

(1)	Weather hedge gains (losses) are recorded in Revenues in the Condensed Statements of Consolidated Income.

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first three tables provide a balance sheet overview of Derivative Assets and Liabilities, while the last two tables provide a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		June 30, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	$—	$—	$—	$24
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	11	—	1	7
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	103	2	103	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	44	—	38	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	74	148	62	173
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	16	41	16	25
Interest rate derivatives	Other Liabilities	—	8	—	—
Indexed debt securities derivative	Current Liabilities	—	755	—	601
Total CenterPoint Energy		$248	$954	$220	$833

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,186 Bcf or a net 355 Bcf long position and 1,674 Bcf or a net 140 Bcf long position as of June 30, 2019 and December 31, 2018, respectively.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in CenterPoint Energy’s Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within CenterPoint Energy’s

Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities is detailed in the Offsetting of Natural Gas Derivative Assets and Liabilities table below.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Houston Electric

		June 30, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	$—	$—	$—	$24
Total Houston Electric		$—	$—	$—	$24

CERC

		June 30, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$11	$—	$1	$7
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	103	2	103	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	44	—	38	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	74	142	62	173
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	16	30	16	25
Total CERC		$248	$174	$220	$208

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,186 Bcf or a net 355 Bcf long position and 1,674 Bcf or a net 140 Bcf long position as of June 30, 2019 and December 31, 2018, respectively.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in CERC’s Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within CERC’s Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities is detailed in the Offsetting of Natural Gas Derivative Assets and Liabilities table below.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Cumulative Basis Adjustment for Fair Value Hedges (CenterPoint Energy and CERC)

		June 30, 2019
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		CenterPoint Energy	CERC	CenterPoint Energy	CERC
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Natural gas inventory	$48	$48	$(9)	$(9)
Total		$48	$48	$(9)	$(9)

		December 31, 2018
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		CenterPoint Energy	CERC	CenterPoint Energy	CERC
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Natural gas inventory	$57	$57	$1	$1
Total		$57	$57	$1	$1

Offsetting of Natural Gas Derivative Assets and Liabilities (CenterPoint Energy and CERC)

CenterPoint Energy

	June 30, 2019			December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$188	$(87)	$101	$166	$(66)	$100
Other Assets: Non-trading derivative assets	60	(16)	44	54	(16)	38
Current Liabilities: Non-trading derivative liabilities	(149)	116	(33)	(183)	81	(102)
Other Liabilities: Non-trading derivative liabilities	(41)	23	(18)	(25)	20	(5)
Total CenterPoint Energy	$58	$36	$94	$12	$19	$31

CERC

	June 30, 2019			December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$188	$(87)	$101	$166	$(66)	$100
Other Assets: Non-trading derivative assets	60	(16)	44	54	(16)	38
Current Liabilities: Non-trading derivative liabilities	(144)	116	(28)	(183)	81	(102)
Other Liabilities: Non-trading derivative liabilities	(30)	23	(7)	(25)	20	(5)
Total CERC	$74	$36	$110	$12	$19	$31

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Registrant’s respective Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy and CERC)

	Three Months Ended June 30,
	2019		2018
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (1)
	Non-utility cost of revenues, including natural gas
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$910	$769	$790	$790
Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	(4)	(4)	(12)	(12)
Derivatives designated as hedging instruments	4	4	12	12
Amounts excluded from effectiveness testing recognized in earnings immediately	(65)	(65)	69	69

	Six Months Ended June 30,
	2019		2018
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (1)
	Non-utility cost of revenues, including natural gas
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$2,161	$1,940	$2,063	$2,063
Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	(10)	(10)	(14)	(14)
Derivatives designated as hedging instruments	10	10	14	14
Amounts excluded from effectiveness testing recognized in earnings immediately	(79)	(79)	(2)	(2)

(1)
Income statement impact associated with cash flow hedge activity is related to gains and losses reclassified from Accumulated other comprehensive income into income. Amounts are immaterial for each Registrant in the three and six months ended June 30, 2019 and 2018, respectively.

CenterPoint Energy

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2019	2018	2019	2018
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Gains (losses) in Non-utility revenues	$86	$11	$90	$68
Indexed debt securities derivative	Loss on indexed debt securities	(68)	(254)	(154)	(272)
Total CenterPoint Energy		$18	$(243)	$(64)	$(204)

CERC

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2019	2018	2019	2018
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Gains (losses) in Non-utility revenues	$86	$11	$90	$68
Total CERC		$86	$11	$90	$68

(c)	Credit Risk Contingent Features (CenterPoint Energy and CERC)

CenterPoint Energy and CERC enter into financial derivative contracts containing material adverse change provisions.  These provisions could require CenterPoint Energy or CERC to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries, including CERC Corp., are downgraded.

	June 30, 2019		December 31, 2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$1	$1	$1	$1
Fair value of collateral already posted	—	—	—	—
Additional collateral required to be posted if credit risk contingent features triggered	1	1	—	—

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Registrants’ judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Registrants develop these inputs based on the best information available, including the Registrants’ own data. A market approach is utilized to value the Registrants’ Level 3 assets or liabilities. As of June 30, 2019, CenterPoint Energy’s and CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.62 to $5.64 per MMBtu for CenterPoint Energy and from $1.62 to $5.64 per MMBtu for CERC) as an unobservable input. CenterPoint Energy’s and CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options). Forward price decreases (increases) as of June 30, 2019 would have resulted in lower (higher) values, respectively, for long forwards and options and higher (lower) values, respectively, for short forwards and options.

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis. The Registrants also recognize purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	June 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$690	$—	$—	$—	$690	$542	$—	$—	$—	$542
Investments, including money market funds (2)	63	—	—	—	63	66	—	—	—	66
Natural gas derivatives (3)(4)	—	215	33	(103)	145	—	173	47	(82)	138
Hedged portion of natural gas inventory	—	—	—	—	—	1	—	—	—	1
Total assets	$753	$215	$33	$(103)	$898	$609	$173	$47	$(82)	$747
Liabilities
Indexed debt securities derivative	$—	$755	$—	$—	$755	$—	$601	$—	$—	$601
Interest rate derivatives	—	8	—	—	8	24	—	—	—	24
Natural gas derivatives (3)(4)	—	177	13	(139)	51	—	191	17	(101)	107
Hedged portion of natural gas inventory	9	—	—	—	9	—	—	—	—	—
Total liabilities	$9	$940	$13	$(139)	$823	$24	$792	$17	$(101)	$732

Houston Electric

	June 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting	Total	Level 1	Level 2	Level 3	Netting	Total
Assets	(in millions)
Investments, including money market funds (2)	$47	$—	$—	$—	$47	$48	$—	$—	$—	$48
Total assets	$47	$—	$—	$—	$47	$48	$—	$—	$—	$48
Liabilities
Interest rate derivatives	$—	$—	$—	$—	$—	$24	$—	$—	$—	$24
Total liabilities	$—	$—	$—	$—	$—	$24	$—	$—	$—	$24

CERC

	June 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$3	$—	$—	$—	$3	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11	11	—	—	—	11
Natural gas derivatives (3)(4)	—	215	33	(103)	145	—	173	47	(82)	138
Hedged portion of natural gas inventory	—	—	—	—	—	1	—	—	—	1
Total assets	$14	$215	$33	$(103)	$159	$14	$173	$47	$(82)	$152
Liabilities
Natural gas derivatives (3)(4)	$—	$161	$13	$(139)	$35	$—	$191	$17	$(101)	$107
Hedged portion of natural gas inventory	9	—	—	—	9	—	—	—	—	—
Total liabilities	$9	$161	$13	$(139)	$44	$—	$191	$17	$(101)	$107

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy and CERC to settle positive and negative positions and also include cash collateral posted with the same counterparties as follows:

	June 30, 2019		December 31, 2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Cash collateral posted with the same counterparties	$36	$36	$19	$19

(2)	Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy and CERC have utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning balance	$13	$13	$(662)	$12	$30	$30	$(622)	$46
Total gains (losses)	13	13	(11)	1	12	12	(16)	3
Total settlements	(2)	(2)	44	(1)	(17)	(17)	11	(35)
Transfers into Level 3	(2)	(2)	1	1	(1)	(1)	1	1
Transfers out of Level 3	(2)	(2)	—	—	(4)	(4)	(2)	(2)
Ending balance (1)	$20	$20	$(628)	$13	$20	$20	$(628)	$13

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date:
	$9	$9	$(9)	$3	$6	$6	$(23)	$(4)

(1)	CenterPoint Energy and CERC did not have significant Level 3 sales or purchases during the three or six months ended June 30, 2019 or 2018.

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

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
CenterPoint Energy
Long-term debt, including current maturities (1)	$14,587	$15,438	$9,140	$9,308
Houston Electric
Long-term debt, including current maturities (1)	$5,165	$5,583	$4,717	$4,770
CERC
Long-term debt, including current maturities	$2,397	$2,641	$2,371	$2,488

(1)	Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of June 30, 2019, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	June 30, 2019	December 31, 2018
	(in millions)
Enable	$2,469	$2,482
Other (1)	1	—
Total	$2,470	$2,482

(1)
Represents the equity investment in ProLiance Holdings, LLC related primarily to an investment in LA Storage, LLC, a joint venture in a development project for salt-cavern natural gas storage, which was acquired in the Merger. This presentation reflects preliminary fair value of the equity investment and is subject to change. See Note 3.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	June 30, 2019
	Limited Partner Interest (1)	Common Units (2)	Enable Series A Preferred Units (3)
CenterPoint Energy	53.8%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.7%	90,233,873	—
Total units outstanding	100.0%	435,073,301	14,520,000

(1)	Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)	Held indirectly through CNP Midstream by CenterPoint Energy.

(3)
The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of June 30, 2019 and $363 million as of December 31, 2018. No impairment charges or adjustment due to observable price changes were made during the current or prior reporting periods.

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

	June 30, 2019
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

(3)	Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy and CERC):

CenterPoint Energy

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units (1)	$0.3180	$75	$0.3180	$75	$0.6360	$149	$0.6360	$149
Enable Series A Preferred Units	0.6250	9	0.6250	9	1.2500	18	1.2500	18
Total CenterPoint Energy		$84		$84		$167		$167

CERC

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Per Unit	Cash Distribution	Per Unit	Cash Distribution
Enable common units (1)	$0.3180	$75	$0.6360	$149
Total CERC		$75		$149

(1)	Prior to the Internal Spin in September 2018, distributions from Enable were received by CERC. After such date, distributions from Enable were received by CenterPoint Energy.

Transactions with Enable (CenterPoint Energy and CERC):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
CenterPoint Energy
Natural gas expenses, including transportation and storage costs (1)	$28	$29	$63	$66
Reimbursement of support services (2)	1	1	3	3
CERC
Natural gas expenses, including transportation and storage costs (1)	28	29	63	66
Reimbursement of support services (2)	1	1	3	3

(1)	Included in Non-utility costs of revenues, including natural gas on CenterPoint Energy’s and CERC’s respective Condensed Statements of Consolidated Income.

(2)	Represents amounts billed for certain support services provided to Enable. Actual support services costs are recorded net of reimbursement.

	June 30, 2019	December 31, 2018
	(in millions)
CenterPoint Energy
Accounts payable for natural gas purchases from Enable	$9	$11
Accounts receivable for amounts billed for services provided to Enable	3	2
CERC
Accounts payable for natural gas purchases from Enable	9	11
Accounts receivable for amounts billed for services provided to Enable	3	2

CERC’s continuing involvement with Enable subsequent to the Internal Spin described below is limited to its natural gas purchases from Enable.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating revenues	$735	$805	$1,530	$1,553
Cost of sales, excluding depreciation and amortization	317	444	695	819
Depreciation and amortization	110	96	215	192
Operating income	167	126	332	265
Net income attributable to Enable common units	115	86	228	191
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$62	$46	$123	$103
Basis difference amortization (1)	12	12	24	24
Loss on dilution, net of proportional basis difference recognition	—	—	(11)	—
CenterPoint Energy’s equity in earnings, net	$74	$58	$136	$127

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Current assets	$376	$449
Non-current assets	12,033	11,995
Current liabilities	1,270	1,615
Non-current liabilities	3,580	3,211
Non-controlling interest	37	38
Preferred equity	362	362
Accumulated other comprehensive loss	(3)	—
Enable partners’ equity	7,163	7,218
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,850	$3,896
CenterPoint Energy’s basis difference	(1,381)	(1,414)
CenterPoint Energy’s equity method investment in Enable	$2,469	$2,482

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

	Three months ended June 30, 2018	Six months ended June 30, 2018
	(in millions)
Equity in earnings of unconsolidated affiliate, net	$58	$127
Income tax expense	14	31
Income from discontinued operations, net of tax	$44	$96

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of December 31, 2018 and changes in the carrying amount of goodwill as of June 30, 2019 is as follows:

	December 31, 2018	Additions (1)	June 30, 2019
	(in millions)
Indiana Electric Integrated	$—	$1,008	$1,008
Natural Gas Distribution	746	2,529	3,275
Energy Services (2)	110	—	110
Infrastructure Services	—	355	355
Corporate and Other	11	420	431
Total	$867	$4,312	$5,179

(1)	CenterPoint Energy is currently assessing the allocation of goodwill to reportable segments subsequent to the Merger. See Note 3.

(2)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.
CERC’s goodwill by reportable segment as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Natural Gas Distribution	$746	$746
Energy Services (1)	110	110
Corporate and Other	11	11
Total	$867	$867

(1)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Intangible assets, net on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships (1)	$306	$(36)	$270	$86	$(27)	$59
Covenants not to compete	4	(3)	1	4	(3)	1
Trade names (1)	62	(3)	59	—	—	—
Construction backlog (1) (2)	28	(11)	17	—	—	—
Operation and maintenance agreements (1) (2)	12	(1)	11	—	—	—
Other (1)	24	(12)	12	16	(11)	5
Total	$436	$(66)	$370	$106	$(41)	$65

(1)	The fair value of intangible assets acquired through acquisitions is preliminary and subject to change. See Note 3.

(2)
Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1)	$7	$2	$13	$5
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (2)	3	—	12	—

(1)
Includes $5 million and $8 million for the three and six months ended June 30, 2019, respectively, of amortization expense related to intangibles acquired in the Merger. The fair value of intangible assets, and related amortization assumptions, acquired through acquisitions during the six months ended June 30, 2019, is preliminary and subject to change. See Note 3.

(2)
Includes a $4 million benefit related to a cumulative catch-up for remeasurement of the purchase price allocation for the three months ended June 30, 2019 related to the operation and maintenance agreements and construction backlog intangibles acquired in the Merger. The fair value of intangible assets, and related amortization assumptions, acquired through acquisitions during the six months ended June 30, 2019, is preliminary and subject to change. See Note 3.

The tables below present information on CERC’s other intangible assets recorded in Other non-current assets on CERC’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CERC’s Condensed Statements of Consolidated Income.

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$86	$(30)	$56	$86	$(27)	$59
Covenants not to compete	4	(3)	1	4	(3)	1
Other	16	(13)	3	16	(11)	5
Total	$106	$(46)	$60	$106	$(41)	$65

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$2	$2	$5	$5

CenterPoint Energy and CERC estimate that amortization expense of intangible assets with finite lives for the next five years will be as follows:

	Amortization Expense
	CenterPoint Energy	CERC
	(in millions)
Remaining six months of 2019	$29	$6
2020	32	6
2021	31	6
2022	32	6
2023	31	5
2024	29	5

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

	Shares Held
	June 30, 2019	December 31, 2018
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,912

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of June 30, 2019. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	June 30, 2019	December 31, 2018
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the ZENS-Related Securities. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the ZENS-Related Securities is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of June 30, 2019, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $84 million, were outstanding and were exchangeable at the option of the holders for cash equal to 95% of the market value of the ZENS-Related Securities.

(12) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings (CenterPoint Energy and CERC)

Inventory Financing. NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had no outstanding obligations related to the AMAs as of both June 30, 2019 and December 31, 2018.

(b)	Long-term Debt

Debt Transactions. During the six months ended June 30, 2019, the following debt instruments were issued or incurred:

	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate as of June 30, 2019	Maturity Date
			(in millions)
Houston Electric	January 2019	General mortgage bonds	$700	4.25%	2049
CenterPoint Energy (1)	February 2019	Variable rate term loan	25	3.14%	2020
CenterPoint Energy	May 2019	Variable rate term loan	1,000	3.17%	2021

(1)	Draw down by VCC on its variable rate term loan.

Proceeds from Houston Electric’s debt issuance were used for general limited liability company purposes, including capital expenditures. Proceeds from VCC’s draw down of its term loan were used for general corporate purposes. Proceeds from CenterPoint Energy’s term loan were used for general corporate purposes, including the repayment of commercial paper.

Acquired Debt (CenterPoint Energy). The table below summarizes the long-term external debt of Vectren and its subsidiaries that remained outstanding as of June 30, 2019:

(in millions)
Long-term debt:
Senior notes due 2020 to 2045 (1)	$637
Variable rate term loan due 2020 (2)	300
Variable rate term loan due 2020 (3)	200
First mortgage bonds due 2022 to 2055 (4)	293
Commercial paper (5)	297
Bank revolver (6)	135
Total Vectren debt	$1,862

(1)
Consists of $532 million of senior notes issued by VUHI, $96 million of senior notes issues by Indiana Gas, and $9 million of senior notes issued by VCC. The senior notes have stated interest rates that range from 3.33% to 7.08%. The senior notes issued by VUHI are guaranteed by SIGECO, Indiana Gas and VEDO. The senior notes issued by VCC are guaranteed by Vectren. In connection with the Merger, two of CenterPoint Energy’s acquired wholly-owned subsidiaries, VUHI and VCC, made offers to prepay certain outstanding guaranteed senior notes as required pursuant to certain note purchase agreements previously entered into by VUHI and VCC. In turn, VUHI and VCC borrowed $568 million and $191 million, respectively, from CenterPoint Energy to fund note redemptions effected pursuant to these prepayment offers. To fund these prepayments and payments of approximately $5 million of accrued interest, CenterPoint Energy issued approximately $764 million of commercial paper.

(2)
Issued by VUHI and guaranteed by SIGECO, Indiana Gas and VEDO. As of June 30, 2019, the term loan was fully drawn upon. The term loan’s interest rate is currently priced at one-month LIBOR, plus a credit spread ranging from 70 to 90 basis points depending on credit rating.

(3)
Issued by VCC and guaranteed by Vectren. As of June 30, 2019, the term loan was fully drawn upon, exclusive of any potential incremental term loans under the related facility’s accordion feature. The term loan’s interest rate is currently priced at one-month LIBOR, plus a credit spread of 70 basis points.

(4)
The first mortgage bonds issued by SIGECO subject SIGECO’s properties to a lien under the related mortgage indenture. The first mortgage bonds have stated interest rates that range from 2.375% to 6.72%.

(5)	Issued by VUHI with maturities up to 30 days.

(6)	Represents borrowings under the VCC credit facility, which is guaranteed by Vectren.

Maturities (CenterPoint Energy).  As of June 30, 2019, maturities of CenterPoint Energy’s long-term debt were as follows:

(in millions)
Remaining six months of 2019	$216
2020	831
2021	2,761
2022	3,769
2023	713
2024	684
2025 and thereafter	5,752

Credit Facilities. The Registrants had the following revolving credit facilities as of June 30, 2019:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2019 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	1.500%	65%	(3)	58.1%	March 3, 2022
July 14, 2017	CenterPoint Energy (4)	400	1.125%	65%		52.0%	July 14, 2022
July 14, 2017	CenterPoint Energy (5)	200	1.250%	65%		58.0%	July 14, 2022
March 3, 2016	Houston Electric	300	1.125%	65%	(3)	49.4%	March 3, 2022
March 3, 2016	CERC	900	1.250%	65%		46.5%	March 3, 2022
	Total	$5,100

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreements, excluding Securitization Bonds.

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of June 30, 2019.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	June 30, 2019				December 31, 2018
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rates)
CenterPoint Energy (1)	$—	$6	$2,078	2.63%	$—	$6	$—	—%
CenterPoint Energy (2)	—	—	297	2.58%	—	—	—	—
CenterPoint Energy (3)	135	—	—	3.65%	—	—	—	—
Houston Electric	—	4	—	—%	—	4	—	—
CERC	—	1	232	2.59%	—	1	210	2.93%
Total	$135	$11	$2,607		$—	$11	$210

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

Other. As of June 30, 2019, certain financial institutions agreed to issue, from time to time, up to $50 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees.  These agreements to issue letters of credit expire on December 31, 2019.  As of June 30, 2019, such financial institutions had issued $21 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

Houston Electric had issued $68 million and $68 million of general mortgage bonds as of June 30, 2019 and December 31, 2018, respectively, as collateral for long-term debt of CenterPoint Energy that matures in 2028. These bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CenterPoint Energy (1)	13%	15%	12%	27%
Houston Electric (2)	19%	21%	19%	22%
CERC - Continuing operations (3)	—%	33%	14%	19%
CERC - Discontinued operations (4)	n/a	24%	n/a	24%

(1)
CenterPoint Energy’s lower effective tax rate for the three and six months ended June 30, 2019 compared to the same periods for 2018 was primarily due to the following: an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions; the impact of state tax law changes that resulted in the remeasurement of state deferred taxes; and the release of a valuation allowance on certain state net operating losses that are now expected to be utilized prior to expiration due to a current period law change.

(2)
Houston Electric’s lower effective tax rate for the three and six months ended June 30, 2019 compared to the same periods for 2018 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators.

(3)
CERC’s lower effective tax rate on income from continuing operations for the three and six months ended June 30, 2019 compared to the same periods for 2018 was primarily due to the following: an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions; the impact of state tax law changes that resulted in the remeasurement of state deferred taxes; and the release of a valuation allowance on certain state net operating losses that are now expected to be utilized prior to expiration due to a current period law change. The state law changes and valuation allowance release resulted in a lower than expected effective tax rate for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

(4)
CERC’s effective tax rate on income from discontinued operations for the three and six months ended June 30, 2018 was a result of the 21% federal income tax rate plus allocable state income taxes. There are no comparable periods in 2019 since the Internal Spin was completed in the third quarter of 2018.

The Registrants reported a net uncertain tax liability inclusive of interest and penalties of less than $1 million for the three months ended June 30, 2019, which reflects a release of approximately $1 million following the anticipated completion of Vectren’s 2016 IRS audit. No significant changes to the uncertain tax liability are expected over the next twelve months. For legacy CenterPoint Energy, tax years through 2016 have been audited and settled with the IRS; however, during 2018, CenterPoint Energy filed an amended 2014 tax return to claim additional tax credits that is currently under review by the IRS. For the 2017 – 2019 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(14) Commitments and Contingencies

(a)	Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments and CenterPoint Energy’s Indiana Electric Integrated reportable segment.  Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of June 30, 2019, minimum purchase obligations are approximately:

	CenterPoint Energy	CERC
	(in millions)
Remaining six months of 2019	$399	$276
2020	658	459
2021	488	308
2022	576	402
2023	350	197
2024	228	132
2025 and beyond	1,639	1,276

Indiana Electric Integrated also has other purchased power agreements that do not have minimum thresholds but do require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

(b)	Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, ESG enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to ESG’s role as a general contractor in the performance contracting industry, as of June 30, 2019, there were 68 open surety bonds supporting future performance with an aggregate face amount of approximately $705 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of June 30, 2019, approximately 40% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of June 30, 2019 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets. The Merger purchase price allocation, including the fair value of liabilities for guarantees on the Merger Date, remains preliminary. See Note 3.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance.  As of June 30, 2019, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations.  For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $489 million as of June 30, 2019. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts.  Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.  While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

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

Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  Through a series of transactions, RRI became known as GenOn and a wholly-owned subsidiary of NRG. None of those transactions alters GenOn’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation. In June 2017, however, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 2018, GenOn completed its reorganization and emerged from Chapter 11. CenterPoint Energy, CERC, and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights. In October 2018, CES, GenOn, and the plaintiffs reached an agreement to settle all claims against CES and CES’s indemnity claims against GenOn, subject to approvals by the bankruptcy court and the federal district court. In January 2019, the bankruptcy court approved the settlement between CES and GenOn, and in August 2019, the federal district court issued final approval. CES will now complete the settlement payments, and the matter should be concluded later this year. This settlement did not have a material adverse effect on CenterPoint Energy’s or CERC’s financial condition, results of operations or cash flows.

Minnehaha Academy (CenterPoint Energy and CERC).  On August 2, 2017, a natural gas explosion occurred at the Minnehaha Academy in Minneapolis, Minnesota, resulting in the deaths of two school employees, serious injuries to others and significant property damage to the school.  CenterPoint Energy, certain of its subsidiaries, including CERC, and the contractor company working in the school have been named in litigation arising out of this incident.  CenterPoint Energy and CERC have reached confidential settlement agreements with some claimants. Additionally, CenterPoint Energy and CERC are cooperating with the ongoing investigation conducted by the National Transportation Safety Board. Further, CenterPoint Energy and CERC contested and have since reached a settlement regarding approximately $200,000 in fines imposed by the Minnesota Office of Pipeline Safety.  In early 2018, the Minnesota Occupational Safety and Health Administration concluded its investigation without any adverse findings against CenterPoint Energy or CERC. CenterPoint Energy’s and CERC’s general and excess liability insurance policies provide coverage for third party bodily injury and property damage claims.

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

Environmental Matters

MGP Sites. CenterPoint Energy, CERC and their predecessors operated MGPs in the past. In addition, certain of CenterPoint Energy’s subsidiaries acquired through the Merger operated MGPs in the past. The costs CenterPoint Energy or CERC, as applicable, expect to incur to fulfill their respective obligations are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments and inflation factors, among others. While CenterPoint Energy and CERC have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen, and those costs may not be subject to PRP or insurance recovery.

(i)
Minnesota MGPs (CenterPoint Energy and CERC). With respect to certain Minnesota MGP sites, CenterPoint Energy and CERC have completed state-ordered remediation and continue state-ordered monitoring and water treatment. CenterPoint Energy and CERC recorded a liability as reflected in the table below for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CenterPoint Energy and CERC believe they may have responsibility was based on remediation continuing for the time frame given in the table below.

	June 30, 2019
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$7	$7
Minimum estimated remediation costs	4	4
Maximum estimated remediation costs	32	32
Minimum years of remediation	30	30
Maximum years of remediation	50	50

The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

(ii)
Indiana MGPs (CenterPoint Energy). In the Indiana Gas service territory, the existence, location and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which CenterPoint Energy may have some remedial responsibility. A remedial investigation/feasibility study was completed at one of the sites under an agreed upon order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. The remaining sites have been submitted to the IDEM’s VRP. CenterPoint Energy has also identified its involvement in five manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP. CenterPoint Energy is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

As of June 30, 2019, approximately $2 million of accrued costs related to these sites are included in Other liabilities on CenterPoint Energy’s Condensed Consolidated Balance Sheets. Total costs that may be incurred in connection with addressing these sites cannot be determined at this time. The estimated accrued costs are limited to CenterPoint Energy’s share of the remediation efforts and are therefore net of exposures of other PRPs.

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

Asbestos. Some facilities owned by the Registrants or their predecessors contain or have contained asbestos insulation and other asbestos-containing materials. The Registrants are from time to time named, along with numerous others, as defendants in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos, and the Registrants anticipate that additional claims may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, the Registrants do not expect these matters, either individually or in the aggregate, to have a material adverse effect on their financial condition, results of operations or cash flows.

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused.  In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. While the EPA Phase I Reconsideration moves forward, the existing CCR compliance obligations remain in effect.

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

Indiana Electric continues to refine site specific estimates of closure costs.  In March 2019, Indiana Electric entered into agreements with third parties for the excavation and beneficial reuse of the ash at the A.B. Brown ash pond. In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached a confidential settlement agreement with one of the insurers.  Any proceeds received will offset costs that have been and will be incurred to close the ponds.

As of June 30, 2019, CenterPoint Energy has recorded an approximate $90 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. The fair value of the ARO assumed on the Merger Date is preliminary.  This estimate is also subject to change in the near term due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and the anticipated outcome of the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

Other Environmental. From time to time, the Registrants identify the presence of environmental contaminants during operations or on property where their predecessors have conducted operations.  Other such sites involving contaminants may be identified in the future.  The Registrants have and expect to continue to remediate any identified sites consistent with state and federal legal obligations.  From time to time, the Registrants have received notices, and may receive notices in the future, from regulatory authorities or others regarding status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Registrants have been, or may be, named from time to time as defendants in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, the Registrants do not expect these matters, either individually or in the aggregate, to have a material adverse effect on their financial condition, results of operations or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except share and per share amounts)
Numerator:
Income (loss) available to common shareholders - basic	$165	$(75)	$305	$90
Add back: Series B Preferred Stock dividend	—	—	—	—
Income (loss) available to common shareholders - diluted	$165	$(75)	$305	$90

Denominator:
Weighted average common shares outstanding - basic	502,200,000	431,523,000	501,862,000	431,378,000
Plus: Incremental shares from assumed conversions:
Restricted stock (1)	2,631,000	—	2,631,000	3,029,000
Series B Preferred Stock (2)	—	—	—	—
Weighted average common shares outstanding - diluted	504,831,000	431,523,000	504,493,000	434,407,000

Earnings per common share:
Basic earnings (loss) per common share	$0.33	$(0.17)	$0.61	$0.21
Diluted earnings (loss) per common share	$0.33	$(0.17)	$0.61	$0.21

(1)
The potentially dilutive impact from restricted stock awards applies the treasury stock method. Under this method, an increase in the average fair market value of Common Stock can result in a greater dilutive impact from these securities. 3,029,000 incremental shares from assumed conversions of restricted stock have not been included in the computation of diluted earnings (loss) per share for the three months ended June 30, 2018, as their inclusion would be anti-dilutive.

(2)
The potentially dilutive impact from Series B Preferred Stock applies the if-converted method in calculating diluted earnings per common share. Under this method, diluted earnings per common share is adjusted for the more dilutive effect of the Series B Preferred Stock as a result of either its accumulated dividend for the period in the numerator or the assumed-converted common share equivalent in the denominator. The computation of diluted earnings per common share outstanding for the three and six months ended June 30, 2019 excludes 32,121,000 and 32,121,000 potentially dilutive shares, respectively, because to include them would be anti-dilutive. However, these shares could be potentially dilutive in the future.

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

As of June 30, 2019, reportable segments by Registrant were as follows:

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

•	CERC’s Corporate and Other reportable segment consists primarily of corporate operations which support all of the business operations of CERC.

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended June 30,
	2019				2018
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Houston Electric T&D	$765	(1)	$—	$169	$854	(1)	$—	$181
Indiana Electric Integrated	140		—	25	—		—	—
Natural Gas Distribution	650		10	47	487		8	7
Energy Services	838		17	29	841		19	15
Infrastructure Services	325		1	24	—		—	—
Midstream Investments (2)	—		—	—	—		—	—
Corporate and Other	80		—	(7)	4		—	(16)
Eliminations	—		(28)	—	—		(27)	—
Consolidated	$2,798		$—	$287	$2,186		$—	$187

	Six Months Ended June 30,
	2019				2018
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Houston Electric T&D	$1,454	(1)	$—	$253	$1,605	(1)	$—	$296
Indiana Electric Integrated	223		—	16	—		—	—
Natural Gas Distribution	2,039		20	214	1,630		18	163
Energy Services	2,020		81	62	2,098		47	(11)
Infrastructure Services	471		1	8	—		—	—
Midstream Investments (2)	—		—	—	—		—	—
Corporate and Other	122		—	(21)	8		—	(10)
Eliminations	—		(102)	—	—		(65)	—
Consolidated	$6,329		$—	$532	$5,341		$—	$438

(1)	Houston Electric T&D revenues from major external customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Affiliates of NRG	$165	$169	$316	$330
Affiliates of Vistra Energy Corp.	59	59	113	113

(2)	CenterPoint Energy’s Midstream Investments’ equity earnings, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Enable	$74	$58	$136	$127

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(1)	Houston Electric T&D revenues from major external customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Affiliates of NRG	$165	$169	$316	$330
Affiliates of Vistra Energy Corp.	59	59	113	113

CERC

	Three Months Ended June 30,
	2019			2018
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$503	$10	$28	$487	$8	$7
Energy Services	839	16	29	841	19	15
Other Operations	—	—	1	—	—	—
Eliminations	—	(26)	—	—	(27)	—
Consolidated	$1,342	$—	$58	$1,328	$—	$22

	Six Months Ended June 30,
	2019			2018
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$1,688	$20	$192	$1,630	$18	$163
Energy Services	2,021	80	62	2,098	47	(11)
Corporate and Other	1	—	—	—	—	1
Eliminations	—	(100)	—	—	(65)	—
Consolidated	$3,710	$—	$254	$3,728	$—	$153

CenterPoint Energy and CERC

	Total Assets
	June 30, 2019			December 31, 2018
	CenterPoint Energy		CERC	CenterPoint Energy		CERC
	(in millions)
Houston Electric T&D	$11,478		$—	$10,509		$—
Indiana Electric Integrated (1)	2,989		—	—		—
Natural Gas Distribution (1)	12,946		6,843	6,956		6,956
Energy Services	1,262		1,262	1,558		1,558
Infrastructure Services (1)	1,303		—	—		—
Midstream Investments	2,915		—	2,482		—
Corporate and Other (1)	4,278	(2)	108	6,156	(2)	66
Eliminations	(2,982)		(398)	(652)		(366)
Consolidated	$34,189		$7,815	$27,009		$8,214

(1)	Total assets by reportable segment include assets acquired in the Merger, which are based on preliminary estimates and allocations and are subject to change. See Note 3.

(2)
Includes pension and other postemployment-related regulatory assets of $639 million and $665 million, respectively, as of June 30, 2019 and December 31, 2018. Additionally, total assets as of December 31, 2018 included $3.9 billion of temporary investments included in Cash and cash equivalents on CenterPoint Energy’s Consolidated Balance Sheets.

(17) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$231	$113	$55	$167	$90	$50
Income taxes (refunds), net	142	73	3	88	120	3
Non-cash transactions:
Accounts payable related to capital expenditures	173	86	72	133	75	69
ROU assets obtained in exchange for lease liabilities (1)	42	1	28	—	—	—

(1)	Includes the transition impact of adoption of ASU 2016-02 Leases.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	June 30, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents	$271	$260	$1	$4,231	$335	$14
Restricted cash included in Prepaid expenses and other current assets	61	33	4	46	34	11
Restricted cash included in Other	—	—	—	1	1	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$332	$293	$5	$4,278	$370	$25

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

The table below summarizes money pool activity:

	June 30, 2019		December 31, 2018
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Money pool investments (borrowings) (1)	$794	$180	$(1)	$114
Weighted average interest rate	2.67%	2.67%	2.42%	2.42%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets.

Houston Electric and CERC affiliate related net interest income (expense) were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense) (1)	$6	$1	$—	$—	$9	$2	$—	$(2)

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$42	$32	$47	$35	$94	$75	$91	$69
Net affiliate service charges (billings)	(2)	2	(3)	3	(4)	4	(5)	5

Infrastructure Services provides pipeline construction and repair services to CERC. Amounts charged for operation and maintenance expenses by Infrastructure Services to CERC were not significant from February 1, 2019 to June 30, 2019. Additionally, CERC, through CES, sells natural gas to Indiana Electric for use in electric generation activities. Amounts charged by CERC to Indiana Electric were not significant from February 1, 2019 to June 30, 2019.

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$16	$83	$31	$125	$40	$103	$63	$211
Cash contribution from parent	—	—	—	—	590	—	—	—

(19) Leases

The Registrants adopted ASC 842, Leases, and all related amendments on January 1, 2019 using the modified retrospective transition method and elected not to recast comparative periods in the year of adoption as permitted by the standard. There was no adjustment to retained earnings as a result of transition. As a result, disclosures for periods prior to adoption will be presented in accordance with accounting standards in effect for those periods. The Registrants also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed them to carry forward the historical lease classification. Additionally, the Registrants elected the practical expedient related to land easements, which allows the carry forward of the accounting treatment for land easements on existing agreements. The total ROU assets obtained in exchange for new operating lease liabilities at transition were $30 million, $1 million and $27 million for CenterPoint Energy, Houston Electric and CERC, respectively. The Merger was completed on February 1, 2019, and as such the amounts are exclusive of Vectren’s leases.

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

The Registrants’ lease agreements are primarily equipment and real property leases, including land and office facility leases. The Registrants’ lease terms may include options to extend or terminate a lease when it is reasonably certain that those options will be exercised. The Registrants have elected an accounting policy that exempts leases with terms of one year or less from the recognition requirements of ASU 842.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$7	$—	$2	$11	$—	$3
Short-term lease cost	18	3	—	23	5	—
Total lease cost	$25	$3	$2	$34	$5	$3

Supplemental balance sheet information related to leases was as follows:

	June 30, 2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$72	$1	$26
Total leased assets	$72	$1	$26
Liabilities:
Current operating lease liability (2)	$22	$—	$5
Non-current operating lease liability (3)	50	1	21
Total leased liabilities	$72	$1	$26

Weighted-average remaining lease term (in years) - operating leases	5.2	5.5	8.1
Weighted-average discount rate - operating leases	3.41%	3.51%	3.67%

(1)	Reported within Other assets in the Condensed Consolidated Balance Sheets.

(2)	Reported within Current other liabilities in the Condensed Consolidated Balance Sheets.

(3)	Reported within Other liabilities in the Condensed Consolidated Balance Sheets.

As of June 30, 2019, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remaining six months of 2019	$14	$—	$3
2020	21	1	5
2021	15	—	4
2022	8	—	4
2023	7	—	3
2024	3	—	2
2025 and beyond	12	—	9
Total lease payments	80	1	30
Less: Interest	8	—	4
Present value of lease liabilities	$72	$1	$26

The following table sets forth information concerning the Registrants’ obligations under non-cancelable long-term operating leases as of December 31, 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2019	$6	$1	$5
2020	6	—	5
2021	5	—	4
2022	4	—	4
2023	3	—	3
2024 and beyond	12	—	11
Total (1)	$36	$1	$32

(1)	The Merger was completed on February 1, 2019. As such, these amounts are exclusive of Vectren’s leases.

As of June 30, 2019, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remaining six months of 2019	$2	$—	$—
2020	2	1	—
2021	2	—	—
2022	2	—	—
2023	2	—	—
2024	2	—	—
2025 and beyond	10	—	—
Total lease payments to be received	$22	$1	$—

Other information related to leases is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$7	$—	$1	$12	$1	$2

(20) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy paid dividends on its Common Stock during the six months ended June 30, 2019 and 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
April 25, 2019	May 16, 2019	June 13, 2019	0.2875	144
Total 2019			$0.5750	$288

December 13, 2017	February 15, 2018	March 8, 2018	$0.2775	$120
April 26, 2018	May 17, 2018	June 14, 2018	0.2775	120
Total 2018			$0.5550	$240

CenterPoint Energy declared no dividends on its Series A Preferred Stock or Series B Preferred Stock during the three or six months ended June 30, 2018.

CenterPoint Energy paid dividends on its Series A Preferred Stock during the six months ended June 30, 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
Total 2019			$32.1563	$26

CenterPoint Energy paid dividends on its Series B Preferred Stock during the six months ended June 30, 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
April 25, 2019	May 15, 2019	June 3, 2019	17.5000	17
Total 2019			$35.0000	$34

Dividend Requirement on Preferred Stock (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Series A Preferred Stock	$13	$—	$25	$—
Series B Preferred Stock	17	—	34	—
Total preferred stock dividend requirement	$30	$—	$59	$—

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(107)	$(15)	$5	$(63)	$4	$6
Other comprehensive income (loss) before reclassifications:
Deferred gain (loss) from interest rate derivatives (1)	—	—	—	(1)	—	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	—	1	—	—
Actuarial losses (2)	2	—	—	1	—	—
Tax expense	(1)	—	—	—	—	—
Net current period other comprehensive income	2	—	—	1	—	—
Ending Balance	$(105)	$(15)	$5	$(62)	$4	$6

	Six Months Ended June 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(108)	$(14)	$5	$(68)	$—	$6
Other comprehensive income (loss) before reclassifications:
Deferred gain (loss) from interest rate derivatives (1)	(1)	(1)	—	4	5	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	—	1	—	—
Actuarial losses (2)	4	—	—	3	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	—	—	—
Tax expense	(2)	—	—	(2)	(1)	—
Net current period other comprehensive income (loss)	3	(1)	—	6	4	—
Ending Balance	$(105)	$(15)	$5	$(62)	$4	$6

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

(2)	Amounts are included in the computation of net periodic cost and are reflected in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income.

(21) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	July 31, 2019	August 15, 2019	September 12, 2019	$0.2875
Series A Preferred Stock	July 31, 2019	August 15, 2019	September 3, 2019	30.6250
Series B Preferred Stock	July 31, 2019	August 15, 2019	September 3, 2019	17.5000

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units	August 2, 2019	August 20, 2019	August 27, 2019	$0.3305	$77
Enable Series A Preferred Units	August 2, 2019	August 2, 2019	August 14, 2019	0.6250	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

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

Debt Transactions. In January 2019, Houston Electric issued $700 million aggregate principal amount of general mortgage bonds, and in May 2019, CenterPoint Energy entered into a $1.0 billion variable rate term loan. For more information about the 2019 debt transactions, see Note 12 to the Interim Condensed Financial Statements.

Regulatory Proceedings. On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates. For details related to our pending and completed regulatory proceedings and orders related to the TCJA to date in 2019, see “—Liquidity and Capital Resources —Regulatory Matters” below.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues	$2,798	$2,186	$6,329	$5,341
Expenses	2,511	1,999	5,797	4,903
Operating Income	287	187	532	438
Interest and Other Finance Charges	(134)	(91)	(255)	(169)
Interest on Securitization Bonds	(10)	(14)	(22)	(30)
Equity in Earnings of Unconsolidated Affiliate, net	74	58	136	127
Other Income (Expense), net	7	(228)	24	(242)
Income (Loss) Before Income Taxes	224	(88)	415	124
Income Tax Expense (Benefit)	29	(13)	51	34
Net Income (Loss)	195	(75)	364	90
Preferred Stock Dividend Requirement	30	—	59	—
Income (Loss) Available to Common Shareholders	$165	$(75)	$305	$90
Basic Earnings (Loss) Per Common Share	$0.33	$(0.17)	$0.61	$0.21
Diluted Earnings (Loss) Per Common Share	$0.33	$(0.17)	$0.61	$0.21

Three months ended June 30, 2019 compared to three months ended June 30, 2018

CenterPoint Energy reported income available to common shareholders of $165 million ($0.33 per diluted share) for the three months ended June 30, 2019 compared to a net loss of $75 million ($(0.17) per diluted share) for the three months ended June 30, 2018.

The increase in income available to common shareholders of $240 million was primarily due to the following key factors:

•
a $186 million decrease in losses on the underlying value of the indexed debt securities related to the ZENS, included in Other Income (Expense), net shown above (losses recorded from AT&T Inc.’s acquisition of Time Warner Inc. in June 2018);

•	a $100 million increase in operating income discussed below in Results of Operations by Reportable Segment;

•	a $42 million increase in gain on marketable securities, included in Other Income (Expense), net shown above;

•	a $16 million increase in equity earnings from the investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements;

•	a $7 million increase in miscellaneous other non-operating income, included in Other Income (Expense), net shown above; and

•	a $4 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds.

These increases were partially offset by the following:

•
a $43 million increase in interest expense, primarily as a result of higher outstanding other long-term debt used to finance the Merger and additional long-term debt acquired through the Merger, discussed further in Notes 3 and 12 to the Interim Condensed Financial Statements;

•	a $42 million increase in income tax expense due to higher income before income taxes that was partially offset by the lower effective tax rate as explained below; and

•	a $30 million increase in preferred stock dividend requirements.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

CenterPoint Energy reported income available to common shareholders of $305 million ($0.61 per diluted share) for the six months ended June 30, 2019 compared to $90 million ($0.21 per diluted share) for the six months ended June 30, 2018.

The increase of $215 million in income available to common shareholders was primarily due to the following key factors:

•	a $124 million increase in gain on marketable securities, included in Other Income (Expense), net shown above;

•
a $118 million decrease in losses on the underlying value of indexed debt securities related to the ZENS, included in Other Income, net shown above (losses recorded from Meredith Corporation’s acquisition of Time Inc. in March 2018 and AT&T Inc.’s acquisition of Time Warner Inc. in June 2018);

•	a $94 million increase in operating income discussed below in Results of Operations by Reportable Segment;

•
a $24 million increase in other miscellaneous non-operating income included in Other Income (Expense), net shown above that included $14 million in higher interest income, a $5 million increase in dividend income and $5 million in additional income from miscellaneous items;

•	a $9 million increase in equity earnings from the investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements; and

•	an $8 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds.

These increases were partially offset by the following:

•
a $86 million increase in interest expense, primarily as a result of higher outstanding other long-term debt used to finance the Merger and additional long-term debt acquired through the Merger, discussed further in Notes 3 and 12 to the Interim Condensed Financial Statements;

•	a $59 million increase in preferred stock dividend requirements; and

•	a $17 million increase in income tax expense due to higher income before income taxes that was partially offset by the lower effective tax rate as explained below.

Income Tax Expense

CenterPoint Energy’s effective tax rate reported for the three months ended June 30, 2019 was 13% compared to 15% for the three months ended June 30, 2018. CenterPoint Energy’s effective tax rate reported for the six months ended June 30, 2019 was 12% compared to 27% for the six months ended June 30, 2018. The lower effective tax rate for the three and six months ended June 30, 2019 was primarily due to the following: an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions; the impact of state tax law changes that resulted in the remeasurement of state deferred taxes; and the release of valuation allowances on certain state net operating losses that are now expected to be utilized prior to expiration due to a current period law change.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues (1)	$765	$854	$1,451	$1,609
Expenses	596	673	1,201	1,309
Operating income	169	181	250	300
Interest and other finance charges	(42)	(36)	(82)	(69)
Interest on Securitization Bonds	(10)	(14)	(22)	(30)
Other income (expense), net	6	(3)	10	(6)
Income before income taxes	123	128	156	195
Income tax expense	23	27	29	42
Net income	$100	$101	$127	$153

(1)
Excludes weather hedge gain (loss) of $-0- and $3 million for the three and six months ended June 30, 2019, respectively, and $-0- and $(4) million for the three and six months ended June 30, 2018, respectively, recorded in Utility revenues on CenterPoint Energy’s Condensed Statements of Consolidated Income. See Note 7(a) to the Interim Condensed Financial Statements for more information on the weather hedge.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Houston Electric reported net income of $100 million for the three months ended June 30, 2019 compared to net income of $101 million for the three months ended June 30, 2018.

The decrease of $1 million in net income was primarily due to the following key factors:

•	a $7 million decrease in TDU operating income discussed below in Results of Operations by Reportable Segment;

•	a $6 million increase in interest expense due to higher outstanding other long-term debt; and

•	a $5 million decrease in operating income from the Bond Companies.

These decreases were partially offset by the following:

•	a $9 million increase in Other income (expense), net that included $6 million of interest income on money pool investments and $3 million in miscellaneous other non-operating income;

•	a $4 million decrease in interest expense related to the Securitization Bonds; and

•	a $4 million reduction of income tax expense due to the lower effective tax rate as explained below.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Houston Electric reported net income of $127 million for the six months ended June 30, 2019 compared to net income of $153 million for the six months ended June 30, 2018.

The decrease of $26 million in net income was primarily due to the following key factors:

•	a $39 million decrease in TDU operating income discussed below in Results of Operations by Reportable Segment, exclusive of a $7 million gain from the weather hedge recorded at CenterPoint Energy;

•	a $13 million increase in interest expense due to higher outstanding other long-term debt; and

•	an $11 million decrease in operating income from the Bond Companies.

These decreases were partially offset by the following:

•
a $16 million increase in Other income (expense), net that included $9 million of interest income on money pool investments, $3 million in interest income related to the Securitization Bonds and $4 million in miscellaneous other non-operating income;

•	a $13 million decrease in income tax expense primarily due to lower income and the lower effective tax rate as explained below; and

•	an $8 million decrease in interest expense related to the Securitization Bonds.

Income Tax Expense

Houston Electric’s effective tax rate reported for the three months ended June 30, 2019 was 19% compared to 21% for the three months ended June 30, 2018. Houston Electric’s effective tax rate reported for the six months ended June 30, 2019 was 19% compared to 22% for the six months ended June 30, 2018. The lower effective tax rate for both the three and six months ended June 30, 2019 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as the optimization of margins through natural gas basis differentials. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, competition in CERC’s various business operations, the effectiveness of CERC’s risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$1,342	$1,328	$3,710	$3,728
Expenses	1,284	1,306	3,456	3,575
Operating Income (Loss)	58	22	254	153
Interest and other finance charges	(30)	(33)	(59)	(62)
Other expense, net	—	(1)	(3)	(5)
Income (loss) from continuing operations before income taxes	28	(12)	192	86
Income tax expense (benefit)	—	(4)	26	16
Income (loss) from continuing operations	28	(8)	166	70
Income from discontinued operations, net of tax	—	44	—	96
Net Income	$28	$36	$166	$166

Three months ended June 30, 2019 compared to three months ended June 30, 2018

CERC reported net income of $28 million for the three months ended June 30, 2019 compared to net income of $36 million for the three months ended June 30, 2018.

The decrease of $8 million in net income was primarily due to the following key factors:

•	a $44 million decrease in income from discontinued operations, net of tax, discussed further in Notes 9 and 13 to the Interim Condensed Financial Statements; and

•	a $4 million increase in income tax expense due to higher income from continuing operations, partially offset by the lower effective tax rate as explained below.

These decreases were partially offset by the following:

•	a $36 million increase in operating income discussed below in Results of Operations by Reportable Segment; and

•	a $3 million decrease in interest and other finance charges.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

CERC reported net income of $166 million for the six months ended June 30, 2019 compared to net income of $166 million for the six months ended June 30, 2018.

Net income was primarily impacted by the following key factors:

•	a $101 million increase in operating income discussed below in Results of Operations by Reportable Segment;

•	a $96 million decrease in income from discontinued operations, net of tax, discussed further in Notes 9 and 13 to the Interim Condensed Financial Statements;

•	a $10 million increase in income tax expense due to higher income from continuing operations, partially offset by the lower effective tax rate as explained below; and

•	a $3 million decrease in interest and other finance charges.

Income Tax Expense - Continuing Operations

CERC’s effective tax rate on income from continuing operations for the three months ended June 30, 2019 was 0% compared to 33% for the three months ended June 30, 2018. CERC’s effective tax rate on income from continuing operations for the six months ended June 30, 2019 was 14% compared to 19% for the six months ended June 30, 2018. The lower effective tax rate for both the three and six months ended June 30, 2019 was primarily due to the following: an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions; the impact of state tax law changes that resulted in the remeasurement of state deferred taxes; and the release of a valuation allowance on certain state net operating losses that are now expected to be utilized prior to expiration due to a current period law change. The state law changes and valuation allowance release resulted in a lower than expected effective tax rate for the three months ended June 30, 2019.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

As of June 30, 2019, reportable segments by Registrant were as follows:

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

The following table presents operating income (loss) for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
CenterPoint Energy
Houston Electric T&D	$169	$181	$253	$296
Indiana Electric Integrated	25	—	16	—
Natural Gas Distribution	47	7	214	163
Energy Services	29	15	62	(11)
Infrastructure Services	24	—	8	—
Corporate and Other	(7)	(16)	(21)	(10)
Total CenterPoint Energy Consolidated Operating Income	$287	$187	$532	$438
Houston Electric
Houston Electric T&D	$169	$181	$250	$300
CERC
Natural Gas Distribution	$28	$7	$192	$163
Energy Services	29	15	62	(11)
Other Operations	1	—	—	1
Total CERC Consolidated Operating Income	$58	$22	$254	$153

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

The following table provides summary data of the Houston Electric T&D reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except throughput and customer data)
Revenues:
TDU	$672	$676	$1,267	$1,274
Bond Companies	93	178	187	331
Total revenues	765	854	1,454	1,605
Expenses:
Operation and maintenance, excluding Bond Companies	357	349	723	689
Depreciation and amortization, excluding Bond Companies	94	100	187	198
Taxes other than income taxes	61	60	123	121
Bond Companies	84	164	168	301
Total expenses	596	673	1,201	1,309
Operating Income	$169	$181	$253	$296
Operating Income:
TDU	$160	$167	$234	$266
Bond Companies (1)	9	14	19	30
Total segment operating income	$169	$181	$253	$296
Throughput (in GWh):
Residential	7,985	8,327	13,168	13,932
Total	24,018	23,688	43,037	43,332
Number of metered customers at end of period:
Residential	2,217,326	2,179,048	2,217,326	2,179,048
Total	2,506,124	2,463,500	2,506,124	2,463,500

(1)
Operating income from the Bond Companies, together with $1 million and $3 million of interest income for the three and six months ended June 30, 2019, respectively, and $1 million of interest income for both the three and six months ended June 30, 2018, are necessary to pay interest on the Securitization Bonds.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The Houston Electric T&D reportable segment reported operating income of $169 million for the three months ended June 30, 2019, consisting of $160 million from the TDU and $9 million related to the Bond Companies. For the three months ended June 30, 2018, operating income totaled $181 million, consisting of $167 million from the TDU and $14 million related to the Bond Companies.

TDU operating income decreased $7 million, primarily due to the following key factors:

•	lower usage of $13 million primarily due to a return to more normal weather;

•	lower equity return of $11 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $6 million; and

•	lower revenue of $6 million related to the impact of the TCJA.

These decreases to operating income were partially offset by the following:

•	higher transmission-related revenues of $22 million, exclusive of the TCJA mentioned above, partially offset by higher transmission costs billed by transmission providers of $13 million;

•	rate increases of $8 million related to distribution capital investments, exclusive of the TCJA mentioned above;

•customer growth of $7 million from the addition of almost 43,000 customers; and

•	decreased operation and maintenance expenses of $3 million.

Lower depreciation and amortization expenses related to AMS of $11 million were offset by a corresponding decrease in related revenues.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The Houston Electric T&D reportable segment reported operating income of $253 million for the six months ended June 30, 2019, consisting of $234 million from the TDU and $19 million related to the Bond Companies. For the six months ended June 30, 2018, operating income totaled $296 million, consisting of $266 million from the TDU and $30 million related to the Bond Companies.

TDU operating income decreased $32 million, primarily due to the following key factors:

•	lower usage of $28 million primarily due to a return to more normal weather;

•	lower equity return of $21 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $13 million;

•	increased operation and maintenance expenses of $13 million, including $10 million of Merger-related severance costs; and

•lower revenue of $12 million related to the impact of the TCJA.

These decreases to operating income were partially offset by the following:

•	higher transmission-related revenues of $38 million, exclusive of the TCJA mentioned above, partially offset by higher transmission costs billed by transmission providers of $22 million;

•customer growth of $13 million from the addition of almost 43,000 customers;

•	rate increases of $13 million related to distribution capital investments, exclusive of the TCJA mentioned above; and

•	higher miscellaneous revenues of $10 million primarily related to right-of-way revenues.

Lower depreciation and amortization expenses related to AMS of $22 million were offset by a corresponding decrease in related revenues.

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

The following table provides summary data of CenterPoint Energy’s Indiana Electric Integrated reportable segment:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019 (1)
	(in millions, except throughput and customer data)
Revenues	$140	$223
Expenses:
Utility natural gas, fuel and purchased power	40	66
Operation and maintenance	46	94
Depreciation and amortization	25	41
Taxes other than income taxes	4	6
Total expenses	115	207
Operating Income	$25	$16
Throughput (in GWh):
Retail	1,157	1,861
Wholesale	94	152
Total	1,251	2,013
Number of metered customers at end of period:
Residential	128,167	128,167
Total	147,076	147,076

(1)	Represents February 1, 2019 through June 30, 2019 results only due to the Merger.

Three months ended June 30, 2019

The Indiana Electric Integrated reportable segment reported operating income of $25 million for the three months ended June 30, 2019. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

Six months ended June 30, 2019

The Indiana Electric Integrated reportable segment reported operating income of $16 million for the period ended June 30, 2019, which includes operation and maintenance expenses of $20 million for Merger-related severance and incentive compensation costs. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

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

The following table provides summary data of CenterPoint Energy’s Natural Gas Distribution reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except throughput and customer data)
Revenues	$660	$495	$2,059	$1,648
Expenses:
Utility natural gas, fuel and purchased power	222	185	993	852
Operation and maintenance	239	196	546	409
Depreciation and amortization	105	69	200	137
Taxes other than income taxes	47	38	106	87
Total expenses	613	488	1,845	1,485
Operating Income	$47	$7	$214	$163
Throughput (in Bcf):
Residential	30	23	144	110
Commercial and industrial	102	61	238	155
Total Throughput	132	84	382	265
Number of customers at end of period:
Residential	4,195,222	3,204,897	4,195,222	3,204,897
Commercial and industrial	347,092	255,115	347,092	255,115
Total	4,542,314	3,460,012	4,542,314	3,460,012

Three months ended June 30, 2019 compared to three months ended June 30, 2018

CenterPoint Energy’s Natural Gas Distribution reportable segment reported operating income of $47 million for the three months ended June 30, 2019 compared to $7 million for the three months ended June 30, 2018.

Operating income increased $40 million primarily as a result of the following key factors:

•	a $19 million increase in operating income associated with the natural gas businesses acquired in the Merger, which includes the addition of over 1 million customers in Indiana and Ohio;

•
an increase of $8 million primarily driven by the timing of a decoupling mechanism (a revenue stabilization mechanism used to adjust revenues impacted by changes in natural gas consumption, including usage and weather) in Minnesota in CERC’s NGD service territory;

•	rate increases of $7 million, exclusive of the TCJA impact discussed below, primarily from rate filings in Texas, Arkansas, Oklahoma, Louisiana and Mississippi in CERC’s NGD service territories;

•	a $3 million increase in revenues associated with customer growth from the addition of over 48,000 new customers in CERC’s NGD service territories; and

•	lower operation and maintenance expenses of $6 million primarily driven by lower support services cost and lower bad debt costs in CERC’s NGD service territories.

These increases were partially offset by the following:

•	increased depreciation and amortization expense of $4 million, primarily due to ongoing additions to plant-in-service, in CERC’s NGD service territories; and

•	lower revenue of $2 million related to the impact of the TCJA in CERC’s NGD service territories.

Decreased operation and maintenance expenses related to energy efficiency programs of $3 million were offset by corresponding decreases in the related revenues in CERC’s NGD service territories.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

CenterPoint Energy’s Natural Gas Distribution reportable segment reported operating income of $214 million for the six months ended June 30, 2019 compared to $163 million for the six months ended June 30, 2018.

Operating income increased $51 million primarily as a result of the following key factors:

•	an increase of $28 million primarily driven by the timing of a decoupling mechanism explained above in Minnesota in CERC’s NGD territory;

•
a $22 million increase in operating income associated with the natural gas businesses acquired in the Merger for the period from February 1, 2019 through June 30, 2019, which includes operation and maintenance expenses of $43 million for Merger-related severance and incentive compensation costs, as well as the addition of over 1 million customers in Indiana and Ohio;

•	rate increases of $22 million, exclusive of the TCJA impact discussed below, primarily from rate filings in the NGD service territories;

•	an $8 million increase in revenues associated with customer growth from the addition of over 48,000 new customers in CERC’s NGD service territories; and

•lower other taxes of $2 million, primarily due to the Minnesota property tax tracking mechanism.

These increases were partially offset by the following:

•	lower revenue of $14 million related to the impact of the TCJA in CERC’s NGD service territories;

•	higher operation and maintenance expenses of $12 million in CERC’s NGD service territories, primarily due to Merger-related severance costs; and

•	increased depreciation and amortization expense of $9 million, primarily due to ongoing additions to plant-in-service, in CERC’s NGD service territories.

Decreased operation and maintenance expenses related to energy efficiency programs of $11 million were offset by corresponding decreases in the related revenues in CERC’s NGD service territories.

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

The following table provides summary data of CERC’s Natural Gas Distribution reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except throughput and customer data)
Revenues	$513	$495	$1,708	$1,648
Expenses:
Utility natural gas	187	185	875	852
Operation and maintenance	187	196	410	409
Depreciation and amortization	73	69	145	137
Taxes other than income taxes	38	38	86	87
Total expenses	485	488	1,516	1,485
Operating Income	$28	$7	$192	$163
Throughput (in Bcf):
Residential	22	23	113	110
Commercial and industrial	63	61	161	155
Total Throughput	85	84	274	265
Number of customers at end of period:
Residential	3,248,679	3,204,897	3,248,679	3,204,897
Commercial and industrial	259,504	255,115	259,504	255,115
Total	3,508,183	3,460,012	3,508,183	3,460,012

Three months ended June 30, 2019 compared to three months ended June 30, 2018

CERC’s Natural Gas Distribution reportable segment reported operating income of $28 million for the three months ended June 30, 2019 compared to $7 million for the three months ended June 30, 2018.

Operating income increased $21 million primarily as a result of the following key factors:

•
an increase of $8 million partially driven by the timing of a decoupling mechanism (a revenue stabilization mechanism used to adjust revenues impacted by changes in natural gas consumption, including usage and weather) in Minnesota;

•	rate increases of $7 million, exclusive of the TCJA impact discussed below, primarily from rate filings in Texas, Arkansas, Oklahoma, Louisiana and Mississippi;

•	lower operation and maintenance expenses of $6 million primarily driven by lower support services and lower bad debt costs; and

•	a $3 million increase in revenues associated with customer growth from the addition of over 48,000 new customers.

These increases were partially offset by the following:

•	increased depreciation and amortization expense of $4 million, primarily due to ongoing additions to plant-in-service; and

•	lower revenue of $2 million related to the impact of the TCJA.

Decreased operation and maintenance expenses related to energy efficiency programs of $3 million were offset by corresponding decreases in the related revenues.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

CERC’s Natural Gas Distribution reportable segment reported operating income of $192 million for the six months ended June 30, 2019 compared to $163 million for the six months ended June 30, 2018.

Operating income increased $29 million primarily as a result of the following key factors:

•	an increase of $28 million primarily driven by the timing of a decoupling mechanism explained above in Minnesota;

•	rate increases of $22 million, exclusive of the TCJA impact discussed below;

•	an $8 million increase in revenues associated with customer growth from the addition of over 48,000 new customers; and

•	lower other taxes of $2 million, primarily due to the Minnesota property tax tracking mechanism.

These increases were partially offset by the following:

•	lower revenue of $14 million related to the impact of the TCJA;

•	higher operation and maintenance expenses of $12 million, primarily due to Merger-related severance costs; and

•	increased depreciation and amortization expense of $9 million, primarily due to ongoing additions to plant-in-service.

Decreased operation and maintenance expenses related to energy efficiency programs of $11 million were offset by corresponding decreases in the related revenues.

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

The following table provides summary data of the Energy Services reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except throughput and customer data)
Revenues	$855	$860	$2,101	$2,145
Expenses:
Non-utility cost of revenues, including natural gas	798	820	1,980	2,101
Operation and maintenance	25	21	50	46
Depreciation and amortization	3	3	8	8
Taxes other than income taxes	—	1	1	1
Total expenses	826	845	2,039	2,156
Operating Income (Loss)	$29	$15	$62	$(11)

Timing impacts related to mark-to-market gain (loss)	$30	$8	$49	$(72)
Throughput (in Bcf)	298	311	677	686
Approximate number of customers at end of period (1)	31,000	30,000	31,000	30,000

(1)
Does not include approximately 68,000 and 71,000 natural gas customers as of June 30, 2019 and 2018, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The Energy Services reportable segment reported operating income of $29 million for the three months ended June 30, 2019 compared to an operating income of $15 million for the three months ended June 30, 2018.

Operating income increased $14 million primarily as a result of a $22 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. This increase was partially offset by:

•	a $5 million decrease in margin, primarily due to the impact of less price volatility on natural gas storage activity; and

•
a $3 million increase in operation and maintenance expenses, primarily due to higher employee benefit expenses, higher contract and services expenses related to pipeline integrity testing and higher facilities expenses.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The Energy Services reportable segment reported operating income of $62 million for the six months ended June 30, 2019 compared to an operating loss of $11 million for the six months ended June 30, 2018.

Operating income increased $73 million primarily as a result of a $121 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. This increase was partially offset by:

•
a $44 million decrease in margin due to fewer opportunities to optimize natural gas costs relative to last year, primarily in the first quarter of 2019.  Specifically, weather-facilitated market impacts in various regions of the continental United

States during the three months ended March 31, 2018 allowed Energy Services to increase its margins in the first quarter of 2018; and

•
a $4 million increase in operation and maintenance expenses, primarily due to higher benefits expenses, higher contract and services expenses related to pipeline integrity testing and higher facilities expenses.

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

The following table provides summary data of the Infrastructure Services reportable segment:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019 (1)
	(in millions)
Revenues	$326	$472
Expenses:
Non-utility cost of revenues, including natural gas	89	132
Operation and maintenance	197	307
Depreciation and amortization	15	24
Taxes other than income taxes	1	1
Total expenses	302	464
Operating Income	$24	$8
Backlog at period end (2):
Blanket contracts (3)	$616	$616
Bid contracts (4)	317	317
Total	$933	$933

(1)	Represents February 1, 2019 through June 30, 2019 results only due to the Merger.

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

(4)	Using bid contracts, customers are contractually committed to a specific service to be performed for a specific price, whether in total for a project or on a per unit basis.

Three months ended June 30, 2019

The Infrastructure Services reportable segment reported operating income of $24 million for the three months ended June 30, 2019, which includes $7 million of Merger-related amortization of intangibles for construction backlog recorded in non-utility cost of revenues, including natural gas and $5 million of Merger-related intangibles amortization recorded in depreciation and amortization. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

Six months ended June 30, 2019

The Infrastructure Services reportable segment reported operating income of $8 million for the six months ended June 30, 2019, which includes $13 million for Merger-related severance and incentive compensation costs, $9 million of Merger-related amortization of intangibles for construction backlog recorded in non-utility cost of revenues, including natural gas and $7 million of Merger-related intangibles amortization recorded in depreciation and amortization. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

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

The following table provides pre-tax equity income of the Midstream Investments reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Equity earnings from Enable, net	$74	$58	$136	$127
Corporate and Other (CenterPoint Energy)

The following table shows the operating loss of CenterPoint Energy’s Corporate and Other reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$80	$4	$122	$8
Expenses:
Non-utility cost of revenues, including natural gas	53	—	90	—
Operation and maintenance	19	11	23	(1)
Depreciation and amortization	15	7	28	15
Taxes other than income taxes	—	2	2	4
Total	87	20	143	18
Operating Loss	$(7)	$(16)	$(21)	$(10)

Three months ended June 30, 2019 compared to three months ended June 30, 2018

CenterPoint Energy’s Corporate and Other reportable segment reported an operating loss of $7 million for the three months ended June 30, 2019 compared to an operating loss of $16 million for the three months ended June 30, 2018.

The operating loss decreased $9 million, primarily due to the following factors:

•
a $13 million increase in operating income, primarily from $9 million in operating income associated with ESG, which was acquired in the Merger, inclusive of a $5 million benefit related to a cumulative catch-up for remeasurement of the purchase price allocation related to amortization of intangibles for operation and maintenance agreements and construction backlog recorded in non-utility cost of revenues, including natural gas and $1 million of Merger-related intangibles amortization recorded in depreciation and amortization; and

•a $3 million property tax refund.

These decreases in the operating loss were partially offset by a $5 million increase in operation and maintenance expenses primarily for Merger-related transaction and integration costs.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

CenterPoint Energy’s Corporate and Other reportable segment reported an operating loss of $21 million for the six months ended June 30, 2019 compared to an operating loss of $10 million for the six months ended June 30, 2018.

The operating loss increased $11 million, primarily due to the following factors:

•	a $13 million increase in operation and maintenance expenses primarily for Merger-related transaction and integration costs; and

•
a $3 million operating loss associated with ESG, which was acquired in the Merger, for the period February 1, 2019 through June 30, 2019, including operation and maintenance expenses of $2 million for Merger-related severance and incentive compensation costs, Merger-related amortization of intangibles for operation and maintenance agreements and construction backlog recorded in non-utility cost of revenues, including natural gas of $2 million and Merger-related intangibles amortization recorded in depreciation and amortization of $1 million.

These increases in the operating loss were partially offset by a $3 million property tax refund.

Corporate and Other (CERC)

The following table shows the operating income (loss) of CERC’s Corporate and Other reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$—	$—	$1	$—
Expenses	(1)	—	1	(1)
Operating Income (Loss)	$1	$—	$—	$1

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$574	$240	$449	$1,093	$443	$746
Investing activities	(7,149)	(1,311)	(386)	(267)	(468)	(197)
Financing activities	2,629	994	(83)	(756)	42	(560)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$30	$(160)	$117
Changes in working capital	(595)	(43)	(242)
Change in equity in earnings from Enable, net of distributions (1)	21	—	—
Changes related to discontinued operations	—	—	(118)
Lower pension contribution	35	—	—
Other	(10)	—	(54)
	$(519)	$(203)	$(297)

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of marketable securities in 2018	$(398)	$—	$—
2019 mergers and acquisitions, net of cash acquired (See Note 3 to the Interim Condensed Financial Statements)	(5,987)	—	—
Higher capital expenditures	(472)	(73)	(92)
Net change in notes receivable from affiliated companies	(4)	(768)	(66)
Change in distributions from Enable in excess of cumulative earnings	(30)	—	—
Changes related to discontinued operations	—	—	(30)
Other	9	(2)	(1)
	$(6,882)	$(843)	$(189)

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the six months ended June 30, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$3,409	$—	$355
Net changes in long-term debt outstanding, excluding commercial paper	(123)	286	(599)
Net changes in long-term revolving credit facilities	135	—	—
Net changes in debt issuance costs	26	(4)	5
Net changes in short-term borrowings	39	—	39
Distributions to ZENS note holders in 2018	16	—	—
Increased payment of Common Stock dividends	(48)	—	—
Increased payment of preferred stock dividends	(60)	—	—
Net change in notes payable from affiliated companies	—	59	570
Contribution from parent	—	590	—
Dividend to parent	—	23	108
Other	(9)	(2)	(1)
	$3,385	$952	$477

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining six months of 2019 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$1,370	$546	$449
Scheduled principal payments on Securitization Bonds	216	216	—

For an update on CenterPoint Energy’s contractual obligations following the Merger, see Notes 12, 14 and 19 to the Interim Condensed Financial Statements.

The Registrants expect that anticipated cash needs for the remaining six months of 2019 will be met with borrowings under their credit facilities, bank loans, proceeds from the issuance of long-term debt, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and with respect to CenterPoint Energy, distributions from Enable. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

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

Regulatory Matters

Brazos Valley Connection Project (CenterPoint Energy and Houston Electric)

Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project reported to the PUCT in December 2018 were $281 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. Houston Electric applied for interim recovery of project costs incurred through July 31, 2018, which were not already included in rates in a filing with the PUCT in September 2018 and received approval for interim recovery in November 2018. Final approval by the PUCT of the project costs is expected to occur in Houston Electric’s pending base rate case, which was filed in April 2019. A final order is expected in the fourth quarter of 2019.

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of a transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line to be located in the counties of Brazoria, Matagorda and Wharton. On December 12, 2017, Houston Electric received approval from ERCOT. In September 2018, Houston Electric filed a certificate of convenience and necessity application with the PUCT that included capital cost estimates for the project that ranged from approximately $482-$695 million, which were higher than the initial cost estimates. The revised project cost estimates include additional costs associated with the routing of the line to mitigate environmental and other land use impacts and structure design to address soil and coastal wind conditions. The actual capital costs of the project will depend on those factors as well as other factors, including land acquisition costs, construction costs and the ultimate route approved by the PUCT. On the request of the PUCT, ERCOT intervened in the proceeding and performed a re-evaluation of the cost-effectiveness of the proposed project. Based on that re-evaluation, ERCOT reaffirmed the recommended transmission option for the project. Houston Electric anticipates that the PUCT will issue a final decision on the certificate of convenience and necessity application in the second half of 2019.

Indiana Electric Generation Project (CenterPoint Energy)

Indiana Electric must make substantial investments in its generation resources in the near term to comply with environmental regulations. On February 20, 2018, Indiana Electric filed a petition seeking authorization from the IURC to construct a new 700-850 MW natural gas combined cycle generating facility to replace the baseload capacity of its existing generation fleet at an approximate cost of $900 million, which includes the cost of a new natural gas pipeline to serve the plant.

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

Indiana Electric Solar Project (CenterPoint Energy)

On February 20, 2018, Indiana Electric announced it was finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP, with a petition seeking authority to recover costs associated with the project pursuant to Indiana Senate Bill 29. Indiana Electric filed a settlement agreement with the intervening parties whereby the energy produced by the solar farm would be set at a fixed market rate over the life of the investment and recovered within Indiana Electric’s CECA mechanism. On March 20, 2019, the IURC approved the settlement. The project is expected to be completed by January 2021.

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

The table below reflects significant applications pending or completed since the Registrants’ combined 2018 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
Rate Case (1)	$155	April 2019	TBD	TBD
On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for base rate increases of approximately $149 million, including a rider of $(40) million discussed below, for service to retail customers and approximately $5 million for wholesale transmission service based on a test year ending December 31, 2018. This rate filing is based on a rate base of $6.4 billion and a 10.4% ROE. Houston Electric last filed for a base rate increase on June 30, 2010, with a test year ending December 31, 2009. Houston Electric also requested a prudency determination on all capital investments made since January 1, 2010, the establishment of a rider to refund over three years to its customers approximately $119 million of unprotected EDIT resulting from the TCJA, updated depreciation rates and approval to clarify and update various non-rate tariff provisions. Recovery of all reasonable and necessary rate case expenses for this case and certain prior rate case proceedings were severed into a separate proceeding. A hearing was held June 24–28, 2019, and a final order is expected in the fourth quarter of 2019.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
EECRF	39	May 2019	March 2020	TBD
The requested amount, as amended in an errata filing in July 2019, is comprised primarily of the following: 2020 Program costs of $38 million, 2018 over recovery of ($6) million and 2018 Earned bonus of $7 million.

CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	20	March 2019	July 2019	June 2019	Based on net change in invested capital of $123 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP (1)	14	April 2019	October 2019	TBD
Based on ROE of 9.5% approved in the last rate case. On July 31, 2019, a unanimous comprehensive settlement was filed that, if approved, would result in an FRP revenue increase of $7 million and includes additional non-monetary items.

CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	11	May 2019	TBD	TBD	CIP Financial Incentive based on 2018 activity.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA (1)	2	May 2019	TBD	TBD	Based on ROE of 9.26%.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC (1)	2	March 2019	TBD	TBD
Based on ROE of 10%. On July 27, 2019, the ALJ recommended that the OCC approve an increase of $2 million. The OCC is anticipated to issue a final order on the PBRC docket in the third quarter of 2019.

CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	3	October 2018	January 2019	January 2019
Requested an increase of $16 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in a change of $(2) million, and a change in the total (over)/under-recovery variance of $(4) million annually.

CSIA	5	April 2019	July 2019	July 2019
Requested an increase of $22 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in a change of $1 million, and a change in the total (over)/under-recovery variance of $3 million annually.

CenterPoint Energy - Indiana North - Gas (IURC)
CSIA	3	October 2018	January 2019	January 2019
Requested an increase of $54 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in a change of $(10) million, and a change in the total (over)/under-recovery variance of $(17) million annually.

CSIA	13	April 2019	July 2019	July 2019
Requested an increase of $58 million to rate base, which reflects a $13 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in a change of $(2) million, and a change in the total (over)/under-recovery variance of $12 million annually.

CenterPoint Energy - Ohio (PUCO)
DRR (1)	11	May 2019	September 2019	TBD
Requested an increase of $78 million to rate base for investments made in 2018, which reflects a $11 million annual increase in current revenues. A change in (over)/under-recovery variance of $(3) million annually is also included in rates. All pre-2018 investments are included in rate case request.

Rate Case (1)	23	March 2018	TBD	TBD
Settlement agreement awaiting approval by PUCO that provides for a $23 million annual increase in current revenues. Settlement agreement also includes $622 million of total rate base, a 7.48% overall rate of return, and extension of conservation and DRR programs. A final order is expected in the third quarter of 2019.

TSCR (1)	(18)	January 2019	TBD	TBD
Application to flow back to customers certain benefits from the TCJA. Initial impact reflects credits for 2018 of $(10) million and 2019 of $(8) million, with mechanism to begin in conjunction with new base rates.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana Electric (IURC)
TDSIC	3	February 2019	May 2019	May 2019
Requested an increase of $24 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in a change of $5 million, and a change in the total (over)/under-recovery variance of $5 million annually.

TDSIC (1)	4	August 2019	November 2019	TBD
Requested an increase of $35 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $4 million annually.

ECA - MATS	13	February 2018	January 2019	April 2019
Requested an increase of $58 million to rate base, which reflects a $13 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism includes recovery of prior accounting deferrals associated with investments (depreciation, carrying costs, operating expenses).

CECA	2	February 2019	June 2019	May 2019
Requested an increase of $13 million to rate base related to solar pilot investments, which reflects a $2 million annual increase in current revenues. Additional solar investment to supply 50 MW of solar capacity is approved and will be included for recovery once completed in 2021.

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

ELG (CenterPoint Energy)

Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing electric generation facilities. In September 2015, the EPA finalized revisions to the existing steam electric ELG setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELG will be implemented when existing water discharge permits for the plants are renewed. In the case of Indiana Electric’s water discharge permits, in 2017 the IDEM issued final renewals for the F.B. Culley and A.B. Brown power plants. IDEM agreed that units identified for retirement by December 2023 would not be required to install new treatment technology to meet ELG, and approved a 2020 compliance date for dry bottom ash and a 2023 compliance date for flue gas desulfurization wastewater treatment standards for the remaining coal-fired unit at F.B. Culley.

On April 13, 2017, as part of the U.S. President’s Administration’s regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. On September 13, 2017, the EPA finalized a rule postponing certain interim compliance dates by two years, but did not postpone the final compliance deadline of December 31, 2023. In April 2018, the EPA published an effluent guidelines program plan that anticipated a December 2019 rule revising the effluent limitations and pre-treatment standards for existing sources in the 2015 rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the ELG rule that selected impoundment as the best available technology for legacy wastewater and leachate. It is not clear what revisions to the ELG rule the EPA will implement, or what effect those revisions may have. As Indiana Electric does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, it does not anticipate immediate impacts from the EPA’s two-year extension of preliminary implementation deadlines due to the longer compliance time frames granted by IDEM and will continue to work with IDEM to evaluate further implementation plans.

CPP and ACE Rule (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP Rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On August 31, 2018, the EPA published its proposed CPP replacement rule, the ACE Rule, which was finalized on July 8, 2019 and requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units. States have three years to develop state plans to implement the ACE rule, and CenterPoint Energy does not expect a state ACE rule to be finalized and approved by the EPA until 2024. CenterPoint Energy is currently unable to predict the effect of a state plan to implement the ACE rule but does not anticipate that such a plan would have a material effect.

Impact of Legislative Actions & Other Initiatives (CenterPoint Energy)

At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. While the requirements of a state ACE rule remain uncertain, Indiana Electric will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

FERC Revised Policy Statement (CenterPoint Energy and CERC)

The regulation of midstream energy infrastructure assets has a significant impact on Enable’s business. For example, Enable’s interstate natural gas transportation and storage assets are subject to regulation by the FERC under the Natural Gas Act. In March 2018, the FERC announced a Revised Policy Statement stating that it would no longer allow pipelines organized as a master limited partnership to recover an income tax allowance in their cost-of-service rates. In July 2018, the FERC issued new regulations which required all FERC-regulated natural gas pipelines to make a one-time Form No. 501-G filing providing certain financial information. In October 2018, Enable Gas Transmission, LLC filed its Form No. 501-G and filed a statement that it intended to take no other action. On March 8, 2019, the FERC terminated the 501-G proceeding and required no other action. MRT did not file a FERC Form No. 501-G because it had filed a general rate case in June 2018. In July 2018, the FERC issued an order accepting MRT’s proposed rate increases subject to refund upon a final determination of MRT’s rates and ordering MRT to refile its rate case to reflect the elimination of an income tax allowance in its cost-of-service rates. On August 30, 2018, MRT submitted a supplemental filing to comply with the FERC’s order. MRT has appealed the FERC’s order to eliminate the income tax allowance in its cost-of-service rates. The FERC set MRT’s refiled rate case for hearing to begin in January 2020.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $5.1 billion as of June 30, 2019. As of July 26, 2019, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of July 26, 2019
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy (1)	$3,300	$—	$6	$2,101	2.57%	March 3, 2022
CenterPoint Energy (2)	400	—	—	314	2.54%	July 14, 2022
CenterPoint Energy (3)	200	135	—	—	3.51%	July 14, 2022
Houston Electric	300	—	4	—	—%	March 3, 2022
CERC	900	—	1	285	2.54%	March 3, 2022
Total	$5,100	$135	$11	$2,700

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

Borrowings under each of the revolving credit facilities are subject to customary terms and conditions. However, there is no requirement that the borrower makes representations prior to borrowing as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the revolving credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the revolving credit facilities, the spread to LIBOR and the commitment fees fluctuate based on the borrower’s credit rating. The borrowers are currently in compliance with the various business and financial covenants in their respective revolving credit facilities.

Long-term Debt

For detailed information about the Registrants’ debt transactions in 2019, see Note 12 to the Interim Condensed Financial Statements.

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

Temporary Investments

As of July 26, 2019, the Registrants had no temporary investments.

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

The table below summarizes money pool activity by Registrant as of July 26, 2019:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	2.60%	$778	$180

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of July 26, 2019, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	VUHI Senior Unsecured Debt	A2	Negative	BBB+	Stable	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	A2	Negative	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	Aa3	Negative	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A1	Negative	A	Stable	A+	Stable
CERC	CERC Corp. Senior Unsecured Debt	Baa1	Positive	BBB+	Stable	BBB+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of June 30, 2019, the impact on the borrowing costs under the five revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments.

CES, operating in the Energy Services reportable segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds.

Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of June 30, 2019, the amount posted by CES as collateral aggregated approximately $49 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. CenterPoint Energy and CERC estimate that as of June 30, 2019, unsecured credit limits extended to CES by counterparties aggregated $367 million, and less than $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $192 million as of June 30, 2019. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on June 30, 2019, deferred taxes of approximately $432 million would have been payable in 2019. If all the ZENS-Related Securities had been sold on June 30, 2019, capital gains taxes of approximately $121 million would have been payable in 2019 based on 2019 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

Cross Defaults

Under each of CenterPoint Energy’s, Houston Electric’s and CERC’s respective revolving credit facilities, as well as under CenterPoint Energy’s term loan agreement, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

Under each of VUHI’s and VCC’s respective revolving credit facilities and term loan agreements, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $50 million by the borrower, any of their respective subsidiaries or any of the respective guarantors of a credit facility or term loan agreement will cause a default under such borrower’s respective credit facility or term loan agreement.

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

CenterPoint Energy previously disclosed that it may reduce its ownership in Enable over time through sales in the public equity markets, or otherwise, of the Enable common units it holds, subject to market conditions. CenterPoint Energy has no intention to reduce its ownership of Enable common units and currently plans to hold such Enable common units and to utilize any cash distributions received on such Enable common units to finance a portion of CenterPoint Energy’s capital expenditure program. CenterPoint Energy may consider or alter its plans or proposals in respect of any such plans in the future.

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

•	increased costs related to the acquisition of natural gas (CenterPoint Energy and CERC);

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy and CERC);

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	slower customer payments and increased write-offs of receivables due to higher natural gas prices or changing economic conditions (CenterPoint Energy and CERC);

•	the satisfaction of any obligations pursuant to guarantees;

•	the outcome of litigation;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2019, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $4.4 billion and $210 million as of June 30, 2019 and December 31, 2018, respectively. If the floating interest rates were to increase by 10% from June 30, 2019 rates, CenterPoint Energy’s combined interest expense would increase by approximately $13 million annually.

As of June 30, 2019 and December 31, 2018, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $10.2 billion and $9.0 billion, respectively, in principal amount and having a fair value of $11.1 billion and $9.2 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $328 million if interest rates were to decline by 10% from levels at June 30, 2019. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $22 million as of June 30, 2019 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $3 million if interest rates were to decline by 10% from levels at June 30, 2019. Changes in the fair value of the derivative component, a $755 million recorded liability at June 30, 2019, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2019 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the condensed consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the June 30, 2019 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as an unrealized loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy uses derivative instruments as economic hedges to offset the commodity price exposure inherent in its Energy Services business. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. CenterPoint Energy measures this commodity risk using a sensitivity analysis. For purposes of this analysis, CenterPoint Energy estimates commodity price risk by applying a $0.50 change in the forward NYMEX price to its net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of June 30, 2019, the recorded fair value of CenterPoint Energy’s non-trading energy derivatives was a net asset of $74 million (before collateral), all of which is related to the Energy Services reportable segment. A $0.50 change in the forward NYMEX price would have had a combined impact of $13 million on CenterPoint Energy’s non-trading energy derivatives net asset and the market value of natural gas inventory.

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

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of June 30, 2019, the recorded fair value of non-trading energy derivative liabilities was $17 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2019 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

On the Merger Date, CenterPoint Energy completed the acquisition of Vectren. CenterPoint Energy is currently in the process of evaluating the control environment and implementing CenterPoint Energy’s internal control structure over the acquired operations. This effort is expected to continue through 2019. With the exception of the implementation of the Vectren acquisition into CenterPoint Energy’s control structure, there has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	x	x
4.8	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	x		x
4.9	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	x
4.10	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	x
4.11	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.12	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	x		x
4.13	$400,000,000 Credit Agreement, dated as of July 14, 2017, among VUHI, as Borrower, certain Subsidiaries of VUHI, as Guarantors, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.1	x
4.14	$200,000,000 Credit Agreement, dated as of July 14, 2017, among VCC, as Borrower, Vectren Corporation, as Guarantor, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.2	x
4.15	Term Loan Agreement dated as of July 30, 2018, among VUHI, as Borrower, the Subsidiaries of Borrower identified herein as Guarantors and the banks named therein	Vectren’s Form 8-K dated July 30, 2018	1-15467	10.1	x
4.16	Term Loan Agreement dated as of September 14, 2018, among VCC, as Borrower, Vectren as Guarantor, and the banks named therein	Vectren’s Form 8-K dated September 18, 2018	1-15467	10.1	x
+4.17	First Amendment to Term Loan Agreement, dated as of June 25, 2019, among VCC, as Borrower, Vectren as Guarantor and the banks named therein				x
4.18	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	x
+10.1	Letter Agreement, dated April 9, 2019, between CenterPoint Energy and Xia Liu				x
+31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka				x
+31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka					x
+31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka						x
+31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu				x
+31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu					x
+31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu						x
+32.1.1	Section 1350 Certification of Scott M. Prochazka				x
+32.1.2	Section 1350 Certification of Scott M. Prochazka					x
+32.1.3	Section 1350 Certification of Scott M. Prochazka						x
+32.2.1	Section 1350 Certification of Xia Liu				x
+32.2.2	Section 1350 Certification of Xia Liu					x
+32.2.3	Section 1350 Certification of Xia Liu						x
+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
+101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
+101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
+104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x

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

Date: August 7, 2019