Form 10-Q
period 2019-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2019-11-07
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 25, 2019:

CenterPoint Energy, Inc.	502,241,723	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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
Bailey to Jones Creek Project
A transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line to be located in the counties of Brazoria, Matagorda and Wharton

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

GLOSSARY
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

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Date	February 1, 2019
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant

GLOSSARY
MISO	Midcontinent Independent System Operator
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable Mississippi River Transmission, LLC
MW	Megawatts
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PFD	Proposal for decision
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SERP	Supplemental Executive Retirement Plan
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy

GLOSSARY
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
TSCR	Tax Savings Credit Rider
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VCC	Vectren Capital Corp., a wholly-owned subsidiary of Vectren
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of the Merger Date
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both September 30, 2019 and December 31, 2018, consisted of AT&T Common and Charter Common
2018 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2018

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

◦	the demand for crude oil, natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	recording of goodwill, long-lived asset or other than temporary impairment charges by or related to Enable;

◦	the timing of payments from Enable’s customers under existing contracts, including minimum volume commitment payments;

◦	changes in tax status; and

◦	access to debt and equity capital;

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

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the impact of alternate energy sources on the demand for natural gas;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effective tax rates;

•	the transition to a replacement for the LIBOR benchmark interest rate;

•	the effect of changes in and application of accounting standards and pronouncements; and

•
other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K, which are incorporated herein by reference, in Item 1A of Part II of this Form 10-Q and other reports the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,539	$1,299	$5,255	$4,534
Non-utility revenues	1,203	913	3,816	3,019
Total	2,742	2,212	9,071	7,553
Expenses:
Utility natural gas, fuel and purchased power	179	134	1,178	959
Non-utility cost of revenues, including natural gas	852	864	3,013	2,927
Operation and maintenance	871	567	2,616	1,714
Depreciation and amortization	334	326	987	982
Taxes other than income taxes	114	95	353	307
Total	2,350	1,986	8,147	6,889
Operating Income	392	226	924	664
Other Income (Expense):
Gain on marketable securities	59	43	206	66
Loss on indexed debt securities	(62)	(44)	(216)	(316)
Interest and other finance charges	(134)	(90)	(389)	(259)
Interest on Securitization Bonds	(9)	(16)	(31)	(46)
Equity in earnings of unconsolidated affiliates, net	77	81	213	208
Other income, net	9	9	40	16
Total	(60)	(17)	(177)	(331)
Income Before Income Taxes	332	209	747	333
Income tax expense	62	51	113	85
Net Income	270	158	634	248
Preferred stock dividend requirement	29	5	88	5
Income Available to Common Shareholders	$241	$153	$546	$243

Basic Earnings Per Common Share	$0.48	$0.35	$1.09	$0.56
Diluted Earnings Per Common Share	$0.47	$0.35	$1.08	$0.56
Weighted Average Common Shares Outstanding, Basic	502	432	502	431
Weighted Average Common Shares Outstanding, Diluted	505	435	505	435

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$270	$158	$634	$248
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-, $1, $2 and $2)	2	1	5	4
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $1, $-0- and $2)	(2)	3	(3)	6
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	1	—
Other comprehensive loss from unconsolidated affiliates (net of tax of $-0-, $-0-, $-0- and $-0-)	(2)	—	(2)	—
Total	(2)	4	1	10
Comprehensive income	$268	$162	$635	$258

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents ($224 and $335 related to VIEs, respectively)	$259	$4,231
Investment in marketable securities	746	540
Accounts receivable ($48 and $56 related to VIEs, respectively), less bad debt reserve of $21 and $18, respectively	1,091	1,190
Accrued unbilled revenues	403	378
Natural gas inventory	299	194
Materials and supplies	273	200
Non-trading derivative assets	120	100
Taxes receivable	69	—
Prepaid expenses and other current assets ($19 and $34 related to VIEs, respectively)	156	192
Total current assets	3,416	7,025
Property, Plant and Equipment:
Property, plant and equipment	30,066	20,267
Less: accumulated depreciation and amortization	9,738	6,223
Property, plant and equipment, net	20,328	14,044
Other Assets:
Goodwill	5,179	867
Regulatory assets ($821 and $1,059 related to VIEs, respectively)	2,194	1,967
Non-trading derivative assets	64	38
Investment in unconsolidated affiliates	2,469	2,482
Preferred units – unconsolidated affiliate	363	363
Intangible assets, net	356	65
Other	273	158
Total other assets	10,898	5,940
Total Assets	$34,642	$27,009

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2019	December 31, 2018
	(in millions, except share amounts)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$229	$458
Indexed debt, net	21	24
Current portion of other long-term debt	618	—
Indexed debt securities derivative	817	601
Accounts payable	888	1,240
Taxes accrued	193	204
Interest accrued	121	121
Dividends accrued	—	187
Customer deposits	122	86
Non-trading derivative liabilities	50	126
Other	375	255
Total current liabilities	3,434	3,302
Other Liabilities:
Deferred income taxes, net	3,851	3,239
Non-trading derivative liabilities	32	5
Benefit obligations	812	796
Regulatory liabilities	3,481	2,525
Other	672	402
Total other liabilities	8,848	6,967
Long-term Debt:
VIE Securitization Bonds, net	817	977
Other long-term debt, net	13,197	7,705
Total long-term debt, net	14,014	8,682
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	790
Series B Preferred Stock, $0.01 par value, $978 aggregate liquidation preference, 977,500 shares outstanding	950	950
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 502,235,354 shares and 501,197,784 shares outstanding, respectively	5	5
Additional paid-in capital	6,072	6,072
Retained earnings	636	349
Accumulated other comprehensive loss	(107)	(108)
Total shareholders’ equity	8,346	8,058
Total Liabilities and Shareholders’ Equity	$34,642	$27,009

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$634	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	987	982
Amortization of deferred financing costs	22	34
Amortization of intangible assets in non-utility cost of revenues	19	—
Deferred income taxes	8	33
Unrealized gain on marketable securities	(206)	(66)
Loss on indexed debt securities	216	316
Write-down of natural gas inventory	5	2
Equity in earnings of unconsolidated affiliates, net of distributions	13	(15)
Pension contributions	(94)	(67)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	521	355
Inventory	(85)	(10)
Taxes receivable	(69)	(38)
Accounts payable	(646)	(262)
Fuel cost recovery	68	53
Non-trading derivatives, net	(66)	63
Margin deposits, net	(33)	2
Interest and taxes accrued	(89)	(53)
Net regulatory assets and liabilities	(101)	44
Other current assets	31	11
Other current liabilities	(118)	16
Other assets	81	(3)
Other liabilities	(22)	24
Other operating activities, net	10	10
Net cash provided by operating activities	1,086	1,679
Cash Flows from Investing Activities:
Capital expenditures	(1,822)	(1,121)
Acquisitions, net of cash acquired	(5,991)	—
Distributions from unconsolidated affiliate in excess of cumulative earnings	—	30
Proceeds from sale of marketable securities	—	398
Other investing activities, net	38	19
Net cash used in investing activities	(7,775)	(674)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(39)
Proceeds from (payments of) commercial paper, net	1,584	(1,551)
Proceeds from long-term debt, net	2,916	997
Payments of long-term debt	(1,225)	(368)
Debt issuance costs	(19)	(36)
Payment of dividends on Common Stock	(433)	(360)
Payment of dividends on Preferred Stock	(101)	—
Proceeds from issuance of Series A Preferred Stock, net	—	790
Distribution to ZENS note holders	—	(398)
Other financing activities, net	(14)	(5)
Net cash provided by (used in) financing activities	2,708	(970)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(3,981)	35
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,278	296
Cash, Cash Equivalents and Restricted Cash at End of Period	$297	$331

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	2	$1,740	—	$—	2	$1,740	—	$—
Issuances of Series A Preferred Stock	—	—	1	790	—	—	1	790
Balance, end of period	2	1,740	1	790	2	1,740	1	790
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	502	5	431	4	501	5	431	4
Issuances related to benefit and investment plans	—	—	—	—	1	—	—	—
Balance, end of period	502	5	431	4	502	5	431	4
Additional Paid-in-Capital
Balance, beginning of period		6,065		4,215		6,072		4,209
Issuances related to benefit and investment plans		7		6		—		12
Balance, end of period		6,072		4,221		6,072		4,221
Retained Earnings
Balance, beginning of period		552		513		349		543
Net income		270		158		634		248
Common Stock dividends declared ($0.2875, $0.2775, $0.5750 and $0.5550 per share, respectively)		(145)		(120)		(289)		(240)
Series A Preferred Stock dividends declared ($30,625, $-0-, $30.625, and $-0- per share, respectively)		(24)		—		(24)		—
Series B Preferred Stock dividends declared ($17.5000, $-0-, $35.0000, and $-0- per share, respectively)		(17)		—		(34)		—
Balance, end of period		636		551		636		551
Accumulated Other Comprehensive Loss
Balance, beginning of period		(105)		(62)		(108)		(68)
Other comprehensive income		(2)		4		1		10
Balance, end of period		(107)		(58)		(107)		(58)
Total Shareholders’ Equity		$8,346		$5,508		$8,346		$5,508

 See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$859	$897	$2,310	$2,506
Expenses:
Operation and maintenance	359	369	1,086	1,062
Depreciation and amortization	168	242	519	737
Taxes other than income taxes	63	59	186	180
Total	590	670	1,791	1,979
Operating Income	269	227	519	527
Other Income (Expense):
Interest and other finance charges	(41)	(32)	(123)	(101)
Interest on Securitization Bonds	(9)	(16)	(31)	(46)
Other income (expense), net	7	—	17	(6)
Total	(43)	(48)	(137)	(153)
Income Before Income Taxes	226	179	382	374
Income tax expense	41	36	70	78
Net Income	$185	$143	$312	$296

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$185	$143	$312	$296
Other comprehensive income:
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $1, $-0- and $2)	—	3	(1)	7
Total	—	3	(1)	7
Comprehensive income	$185	$146	$311	$303

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents ($224 and $335 related to VIEs, respectively)	$228	$335
Accounts and notes receivable ($48 and $56 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	341	283
Accounts and notes receivable–affiliated companies	787	20
Accrued unbilled revenues	136	110
Materials and supplies	144	135
Taxes receivable	—	5
Prepaid expenses and other current assets ($19 and $34 related to VIEs, respectively)	30	61
Total current assets	1,666	949
Property, Plant and Equipment:
Property, plant and equipment	12,621	12,148
Less: accumulated depreciation and amortization	3,795	3,746
Property, plant and equipment, net	8,826	8,402
Other Assets:
Regulatory assets ($821 and $1,059 related to VIEs, respectively)	951	1,124
Other	20	32
Total other assets	971	1,156
Total Assets	$11,463	$10,507

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	September 30, 2019	December 31, 2018
	(in millions)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$229	$458
Accounts payable	232	262
Accounts and notes payable–affiliated companies	65	78
Taxes accrued	107	115
Interest accrued	44	64
Non-trading derivative liabilities	—	24
Other	69	89
Total current liabilities	746	1,090
Other Liabilities:
Deferred income taxes, net	1,005	1,023
Benefit obligations	84	91
Regulatory liabilities	1,295	1,298
Other	61	65
Total other liabilities	2,445	2,477
Long-term Debt:
VIE Securitization Bonds, net	817	977
Other, net	3,972	3,281
Total long-term debt, net	4,789	4,258
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,486	1,896
Retained earnings	1,012	800
Accumulated other comprehensive loss	(15)	(14)
Total member’s equity	3,483	2,682
Total Liabilities and Member’s Equity	$11,463	$10,507

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$312	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	519	737
Amortization of deferred financing costs	8	8
Deferred income taxes	(39)	(24)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(84)	(95)
Accounts receivable/payable–affiliated companies	(7)	(12)
Inventory	(9)	(10)
Accounts payable	3	(6)
Taxes receivable	5	(9)
Interest and taxes accrued	(28)	(50)
Non-trading derivatives, net	(25)	—
Net regulatory assets and liabilities	(58)	(66)
Other current assets	15	13
Other current liabilities	(3)	(9)
Other assets	8	4
Other liabilities	(13)	16
Other operating activities, net	(9)	(5)
Net cash provided by operating activities	595	788
Cash Flows from Investing Activities:
Capital expenditures	(744)	(678)
Increase in notes receivable–affiliated companies	(772)	—
Other investing activities, net	12	15
Net cash used in investing activities	(1,504)	(663)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	696	398
Payments of long-term debt	(390)	(368)
Increase (decrease) in notes payable–affiliated companies	(1)	15
Dividend to parent	(100)	(123)
Contribution from parent	590	—
Debt issuance costs	(8)	(4)
Other financing activities, net	(1)	—
Net cash provided by (used in) financing activities	786	(82)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(123)	43
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	370	274
Cash, Cash Equivalents and Restricted Cash at End of Period	$247	$317

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,486		1,697		1,896		1,696
Contribution from Parent		—		—		590		—
Other		—		(1)		—		—
Balance, end of period		2,486		1,696		2,486		1,696
Retained Earnings
Balance, beginning of period		887		763		800		673
Net income		185		143		312		296
Dividend to parent		(60)		(60)		(100)		(123)
Balance, end of period		1,012		846		1,012		846
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period		(15)		4		(14)		—
Other comprehensive income (loss)		—		3		(1)		7
Balance, end of period		(15)		7		(15)		7
Total Member’s Equity		$3,483		$2,549		$3,483		$2,549

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Utility revenues	$389	$402	$2,077	$2,032
Non-utility revenues	737	910	2,759	3,008
Total	1,126	1,312	4,836	5,040
Expenses:
Utility natural gas	113	134	928	959
Non-utility cost of revenues, including natural gas	687	864	2,627	2,927
Operation and maintenance	195	211	656	666
Depreciation and amortization	75	77	228	222
Taxes other than income taxes	33	33	120	120
Total	1,103	1,319	4,559	4,894
Operating Income (Loss)	23	(7)	277	146
Other Income (Expense):
Interest and other finance charges	(28)	(30)	(87)	(92)
Other expense, net	(3)	—	(6)	(5)
Total	(31)	(30)	(93)	(97)
Income (Loss) From Continuing Operations Before Income Taxes	(8)	(37)	184	49
Income tax expense (benefit)	(1)	(2)	25	14
Income (Loss) From Continuing Operations	(7)	(35)	159	35
Income from discontinued operations (net of tax of $-0-, $13, $-0- and $44, respectively)	—	44	—	140
Net Income (Loss)	$(7)	$9	$159	$175
See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$(7)	$9	$159	$175
Comprehensive income (loss)	$(7)	$9	$159	$175

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2019	December 31, 2018
	(in millions)
Current Assets:
Cash and cash equivalents	$2	$14
Accounts receivable, less bad debt reserve of $16 and $17, respectively	428	894
Accrued unbilled revenues	83	268
Accounts and notes receivable–affiliated companies	100	120
Materials and supplies	73	65
Natural gas inventory	228	194
Non-trading derivative assets	120	100
Taxes receivable	4	—
Prepaid expenses and other current assets	36	115
Total current assets	1,074	1,770
Property, Plant and Equipment:
Property, plant and equipment	7,892	7,431
Less: accumulated depreciation and amortization	2,330	2,205
Property, plant and equipment, net	5,562	5,226
Other Assets:
Goodwill	867	867
Regulatory assets	189	181
Non-trading derivative assets	64	38
Other	173	132
Total other assets	1,293	1,218
Total Assets	$7,929	$8,214

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	September 30, 2019	December 31, 2018
	(in millions)
Current Liabilities:
Accounts payable	$393	$856
Accounts and notes payable–affiliated companies	48	50
Taxes accrued	66	82
Interest accrued	31	38
Customer deposits	74	75
Non-trading derivative liabilities	44	102
Other	143	137
Total current liabilities	799	1,340
Other Liabilities:
Deferred income taxes, net	455	406
Non-trading derivative liabilities	18	5
Benefit obligations	95	93
Regulatory liabilities	1,221	1,227
Other	381	329
Total other liabilities	2,170	2,060
Long-Term Debt	2,477	2,371
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,015	2,015
Retained earnings	463	423
Accumulated other comprehensive income	5	5
Total stockholder’s equity	2,483	2,443
Total Liabilities and Stockholder’s Equity	$7,929	$8,214

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$159	$175
Less: Income from discontinued operations, net of tax	—	140
Income from continuing operations	159	35
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	228	222
Amortization of deferred financing costs	8	7
Deferred income taxes	26	6
Write-down of natural gas inventory	5	2
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	653	449
Accounts receivable/payable–affiliated companies	(9)	—
Inventory	(47)	1
Taxes receivable	(4)	—
Accounts payable	(458)	(261)
Fuel cost recovery	68	53
Interest and taxes accrued	(23)	(9)
Non-trading derivatives, net	(60)	60
Margin deposits, net	(33)	2
Net regulatory assets and liabilities	(1)	73
Other current assets	11	7
Other current liabilities	(9)	24
Other assets	(3)	5
Other liabilities	2	(2)
Net cash provided by operating activities from continuing operations	513	674
Net cash provided by operating activities from discontinued operations	—	176
Net cash provided by operating activities	513	850
Cash Flows from Investing Activities:
Capital expenditures	(546)	(411)
Decrease in notes receivable–affiliated companies	27	—
Other investing activities, net	4	5
Net cash used in investing activities from continuing operations	(515)	(406)
Net cash provided by investing activities from discontinued operations	—	47
Net cash used in investing activities	(515)	(359)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(39)
Proceeds from (payments of) commercial paper, net	100	(800)
Proceeds from long-term debt	—	599
Dividends to parent	(119)	(286)
Debt issuance costs	—	(5)
Decrease in notes payable–affiliated companies	—	(570)
Contribution from parent	—	600
Other financing activities, net	(2)	(1)
Net cash used in financing activities from continuing operations	(21)	(502)
Net cash provided by financing activities from discontinued operations	—	—
Net cash used in financing activities	(21)	(502)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(23)	(11)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	25	12
Cash, Cash Equivalents and Restricted Cash at End of Period	$2	$1

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,015		2,528		2,015		2,528
Dividends related to CNP Midstream		—		(1,460)		—		(1,460)
Contribution from parent		—		600		—		600
Balance, end of period		2,015		1,668		2,015		1,668
Retained Earnings
Balance, beginning of period		486		529		423		574
Net income		(7)		9		159		175
Dividend to parent		(16)		(75)		(119)		(286)
Balance, end of period		463		463		463		463
Accumulated Other Comprehensive Income
Balance, beginning of period		5		6		5		6
Balance, end of period		5		6		5		6
Total Stockholder’s Equity		$2,483		$2,137		$2,483		$2,137

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

As of September 30, 2019, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of September 30, 2019, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 53.7% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

As of September 30, 2019, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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
Transition method: modified retrospective
January 1, 2020 Early adoption is permitted
The adoption of this standard may result in an adjustment to the carrying value of the Registrants’ accounts receivable. The Registrants do not anticipate the adoption of this standard will have a material impact on the Registrants’ financial position, results of operations or cash flows.

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
Transition method: retrospective or prospective
January 1, 2020 Early adoption is permitted
The adoption of this standard will require the Registrants to capitalize certain costs to implement cloud computing arrangements that are accounted for as service contracts within Prepaid expenses and other current assets on the Registrants’ condensed consolidated balance sheets and record the amortization of such assets within Operation and maintenance expenses on the Registrants’ condensed statements of consolidated income. The Registrants do not anticipate the adoption of this standard will have a material impact on the Registrants’ financial position, results of operations, cash flows or disclosures.

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

Pursuant to the Merger Agreement and immediately subsequent to the close of the Merger, CenterPoint Energy cash settled $78 million in outstanding share-based awards issued prior to the Merger Date by Vectren to its employees. As a result of the Merger, CenterPoint Energy assumed a liability for these share-based awards of $41 million and recorded an incremental cost of $37 million in Operation and maintenance expenses on its Condensed Statements of Consolidated Income during the nine months ended September 30, 2019 for the accelerated vesting of the awards in accordance with the Merger Agreement.

Subsequent to the close of the Merger, CenterPoint Energy recognized severance totaling $61 million to employees terminated immediately subsequent to the Merger close, inclusive of change of control severance payments to executives of Vectren under existing agreements, and which is included in Operation and maintenance expenses on its Condensed Statements of Consolidated Income during the nine months ended September 30, 2019.

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

The following table presents the preliminary purchase price allocation as of September 30, 2019 (in millions):

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

CenterPoint Energy has not completed a final valuation analysis necessary to determine the fair market values of all of Vectren’s assets and liabilities or the allocation of its purchase price. The preliminary amounts may change as CenterPoint Energy completes its analysis of key valuation assumptions and various tax matters.  The preliminary amounts are subject to revision to the extent that additional information is obtained about the facts and circumstances that existed as of the Merger Date. The final allocation could differ materially from this preliminary purchase price allocation and, as such, no assurances can be provided regarding the preliminary purchase accounting. The final allocation may include changes in the fair value of (1) property, plant and equipment,

(2) intangible assets and goodwill, (3) deferred taxes and (4) other assets and liabilities. Changes in the preliminary purchase price allocation since the initial estimates reported in the first quarter of 2019 primarily included additional information obtained related to intangible assets.

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

Amortization expense related to the operation and maintenance agreements and construction backlog was $7 million and $19 million for the three and nine months ended September 30, 2019, respectively, and is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income. Amortization expense related to customer relationships and trade names was $5 million and $13 million for the three and nine months ended September 30, 2019, respectively, and is included in Depreciation and amortization expense on CenterPoint Energy’s Condensed Statements of Consolidated Income.

The results of operations for Vectren included in CenterPoint Energy’s Interim Condensed Financial Statements from the Merger Date are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Operating revenues	$756	$1,917
Net income	67	86

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019		2018
	(in millions)
Operating revenues	$2,742	$2,877		$9,317		$9,521
Net income	279	212	(1)	649	(2)	282	(3)

(1)	Pro forma net income was adjusted to exclude $18 million of Vectren Merger-related transaction costs incurred in 2018 and reflected in the historical income statements.

(2)	Pro forma net income was adjusted to exclude $37 million of Vectren Merger-related transaction costs incurred in 2019.

(3)
Pro forma net income was adjusted to include $38 million and $1 million, respectively, of Vectren and CenterPoint Energy Merger-related transaction costs incurred from October 1, 2018 to September 30, 2019.

CenterPoint Energy incurred integration costs in connection with the Merger of $19 million and $67 million for the three and nine months ended September 30, 2019, respectively, which were included in Operation and maintenance expenses in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Acquisition of Utility Pipeline Construction Company. An acquisition was made during the nine months ended September 30, 2019 by CenterPoint Energy’s Infrastructure Services reportable segment, resulting in goodwill and intangible assets of approximately $6 million and $8 million, respectively.  The intangible assets primarily relate to backlog and customer relationships.  The allocation of the $25 million purchase price is preliminary and subject to change. The results of operations for the acquired company have been included in the consolidated financial statements from the date of acquisition and are not significant to the consolidated financial results of CenterPoint Energy. Pro forma results of operations have not been presented for the acquisition because the effects of the acquisition were not significant to CenterPoint Energy’s consolidated financial results for all periods presented.

(4) Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services.

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended September 30, 2019
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$861	$165	$518	$81	$377	$91	$2,093
Derivatives income	—	—	—	664	—	—	664
Other (3)	(2)	—	6	—	—	2	6
Eliminations	—	—	(9)	(11)	(1)	—	(21)
Total revenues	$859	$165	$515	$734	$376	$93	$2,742

	Nine Months Ended September 30, 2019
	Houston Electric T&D (1)	Indiana Electric Integrated (1) (4)	Natural Gas Distribution (1) (4)	Energy Services (2)	Infrastructure Services (2) (4)	Corporate and Other (2) (4)	Total
	(in millions)
Revenue from contracts	$2,319	$388	$2,581	$341	$849	$210	$6,688
Derivatives income	3	—	—	2,505	—	—	2,508
Other (3)	(9)	—	2	—	—	5	(2)
Eliminations	—	—	(29)	(92)	(2)	—	(123)
Total revenues	$2,313	$388	$2,554	$2,754	$847	$215	$9,071

	Three Months Ended September 30, 2018
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$904	$—	$398	$82	$—	$1	$1,385
Derivatives income	—	—	—	838	—	—	838
Other (3)	(7)	—	12	—	—	2	7
Eliminations	—	—	(8)	(10)	—	—	(18)
Total revenues	$897	$—	$402	$910	$—	$3	$2,212

	Nine Months Ended September 30, 2018
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$2,525	$—	$2,093	$338	$—	$4	$4,960
Derivatives income	(4)	—	—	2,727	—	—	2,723
Other (3)	(19)	—	(35)	—	—	7	(47)
Eliminations	—	—	(26)	(57)	—	—	(83)
Total revenues	$2,502	$—	$2,032	$3,008	$—	$11	$7,553

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

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

(4)	Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to September 30, 2019.

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenue from contracts	$861	$904	$2,319	$2,525
Other (1)	(2)	(7)	(9)	(19)
Total revenues	$859	$897	$2,310	$2,506

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

CERC

	Three Months Ended September 30,
	2019				2018
	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$393	$81	$3	$477	$398	$82	$—	$480
Derivatives income	—	664	—	664	—	838	—	838
Other (3)	5	—	—	5	12	—	—	12
Eliminations	(9)	(11)	—	(20)	(8)	(10)	—	(18)
Total revenues	$389	$734	$3	$1,126	$402	$910	$—	$1,312

	Nine Months Ended September 30,
	2019				2018
	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$2,101	$341	$4	$2,446	$2,093	$338	$—	$2,431
Derivatives income	—	2,505	—	2,505	—	2,727	—	2,727
Other (3)	5	—	—	5	(35)	—	—	(35)
Eliminations	(29)	(91)	—	(120)	(26)	(57)	—	(83)
Total revenues	$2,077	$2,755	$4	$4,836	$2,032	$3,008	$—	$5,040

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. On an aggregate basis as of September 30, 2019, the Registrants’ contract assets primarily relate to contracts in the Infrastructure Services segment where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. On an aggregate basis as of September 30, 2019, the Registrants’ contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers for the nine months ended September 30, 2019 are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2018 (1)	$763	$575	$37	$47
Closing balance as of September 30, 2019	779	403	75	42
Increase (decrease)	$16	$(172)	$38	$(5)

(1)	Opening balances related to Vectren are as of February 1, 2019.

The amount of revenue recognized in the nine-month period ended September 30, 2019 that was included in the opening contract liability was $46 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2018	$234	$110	$3
Closing balance as of September 30, 2019	325	136	4
Increase	$91	$26	$1

The amount of revenue recognized in the nine-month period ended September 30, 2019 that was included in the opening contract liability was $3 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2018	$282	$263
Closing balance as of September 30, 2019	137	82
Decrease	$(145)	$(181)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of September 30, 2019:
Fixed price (bid)	$365	$—	$365
	$365	$—	$365

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price. For contracts for which revenue from the satisfaction of the performance obligations is recognized in the amount invoiced, the practical expedient was elected and revenue expected to be recognized on these contracts has not been disclosed.

(5) Employee Benefit Plans

As a result of the Merger, CenterPoint Energy now maintains three additional qualified defined benefit pension plans which are closed to new participants, a non-qualified SERP and a postretirement benefit plan. The defined benefit pension plans cover eligible full-time regular employees and retirees of Vectren and are primarily non-contributory. The postretirement benefit plan provides health care and life insurance benefits, which are a combination of self-insured and fully insured programs, to eligible Vectren retirees on both a contributory and non-contributory basis.

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

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Service cost (1)	$10	$10	$30	$28
Interest cost (2)	25	20	73	59
Expected return on plan assets (2)	(27)	(27)	(79)	(80)
Amortization of prior service cost (2)	2	3	6	7
Amortization of net loss (2)	13	10	39	32
Settlement cost (3) (2)	1	—	2	—
Curtailment gain (4) (2)	—	—	(1)	—
Net periodic cost	$24	$16	$70	$46

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

(3)
A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. CenterPoint Energy recognized a non-cash settlement cost of $1 million in June and September 2019, respectively, due to lump sum settlement payments.

(4)
A curtailment gain or loss is required when the expected future services of a significant number of employees are reduced or eliminated for the accrual of benefits. In February 2019, CenterPoint Energy recognized a pension curtailment gain of $1 million related to Vectren employees whose employment was terminated after the Merger closed.

Postretirement Benefits

	Three Months Ended September 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$2	$—	$—	$—	$—	$1
Interest cost (2)	4	1	2	3	2	1
Expected return on plan assets (2)	(3)	(1)	—	(1)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	(1)	—	(1)	(1)	—
Net periodic cost (income)	$2	$(1)	$2	$1	$—	$2

	Nine Months Ended September 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$3	$—	$1	$1	$—	$1
Interest cost (2)	12	5	4	10	6	3
Expected return on plan assets (2)	(6)	(3)	(1)	(4)	(3)	(1)
Amortization of prior service cost (credit) (2)	(3)	(4)	—	(3)	(4)	1
Net periodic cost (income)	$6	$(2)	$4	$4	$(1)	$4

(1)
Amounts presented in the tables above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)	Amounts presented in the tables above are included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2019	$94	$—	$—
Expected contribution to postretirement benefit plans in 2019	20	10	4

The table below reflects the contributions made to the pension and postretirement benefit plans during 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$65	$—	$—	$94	$—	$—
Postretirement benefit plans	4	3	1	12	8	3

(6) Regulatory Matters

The following is a list of regulatory assets and liabilities reflected on the Registrants’ respective Condensed Consolidated Balance Sheets:

	September 30, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Regulatory Assets:	(in millions)
Current regulatory assets (1)	$18	$—	$18	$77	$—	$77
Non-current regulatory assets:
Securitized regulatory assets	821	821	—	1,059	1,059	—
Unrecognized equity return (2)	(175)	(175)	—	(213)	(213)	—
Unamortized loss on reacquired debt (3)	63	63	—	68	68	—
Pension and postretirement-related regulatory asset (3)	683	35	27	725	33	30
Hurricane Harvey restoration costs (3)	68	64	4	68	64	4
Regulatory assets related to TCJA (3) (4)	30	23	7	33	23	10
Asset retirement obligation (3)	139	25	92	109	24	85
Other regulatory assets-not earning a return (5)	154	65	46	81	55	26
Other regulatory assets	411	30	13	37	11	26
Total non-current regulatory assets	2,194	951	189	1,967	1,124	181
Total regulatory assets	2,212	951	207	2,044	1,124	258
Regulatory Liabilities:
Current regulatory liabilities (6)	31	—	28	38	17	21
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (4)	1,606	830	449	1,323	847	476
Estimated removal costs	1,430	259	634	886	269	617
Other regulatory liabilities	445	206	138	316	182	134
Total non-current regulatory liabilities	3,481	1,295	1,221	2,525	1,298	1,227
Total regulatory liabilities	3,512	1,295	1,249	2,563	1,315	1,248
Total regulatory assets and liabilities, net	$(1,300)	$(344)	$(1,042)	$(519)	$(191)	$(990)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in the Registrants’ respective Condensed Consolidated Balance Sheets.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Allowed equity return recognized	$14	$14	$17	$17	$38	$38	$62	$62

(3)	Substantially all of these regulatory assets are not earning a return.

(4)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities.

(5)
Regulatory assets acquired in the Merger and not earning a return were recorded at fair value as of the Merger Date. Such fair value adjustments are recognized over time until the regulatory asset is recovered.

(6)	Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Condensed Consolidated Balance Sheets.

Houston Electric Base Rate Case (CenterPoint Energy and Houston Electric)

On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area seeking approval for revenue increases of approximately $194 million, exclusive of the EDIT refund discussed below.

The key proposals of the rate case include:

•	a rate base of $6.4 billion with a 50% debt, 50% equity capital structure and a 10.4% ROE;

•	a prudency determination on all capital investments made by Houston Electric since January 1, 2010;

•	the establishment of a rider to refund unprotected EDIT resulting from the TCJA; and

•	updated depreciation rates and approval to recover other costs.

On September 16, 2019, the ALJs issued a PFD recommending a revenue increase of approximately $2.6 million, which is lower than as filed primarily due to the recommended rate base and operation and maintenance expense disallowances, lower equity capital structure, and lower return on equity.  If the PFD were approved in its entirety, it would result, among other things, in a one-time refund obligation of capital previously recovered through Houston Electric’s TCOS and DCRF mechanisms, and a pre-tax write-off of approximately $120 million for rate base disallowance of assets recorded in CenterPoint Energy’s and Houston Electric’s Condensed Consolidated Balance Sheets as of September 30, 2019. The amount of any refunds for previously recovered capital would be determined in a separate proceeding with the PUCT. Furthermore, the PFD recommends a separate proceeding with the PUCT to determine the amount, if any, of $158 million EDIT on Houston Electric’s securitized assets to be provided to customers.

The PUCT has not yet begun deliberating on the PFD, which is prepared by judges at a different state agency. A final order from the PUCT is currently expected in the fourth quarter of 2019, but motions for rehearing, if granted, could result in the order being issued in 2020. CenterPoint Energy and Houston Electric cannot predict the outcome of the proceeding.

CenterPoint Energy and Houston Electric record pre-tax expense for disallowed capital investments and customer refund obligations when the amounts are deemed both probable and estimable.

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

Commodity Derivative Instruments (CenterPoint Energy and CERC). CenterPoint Energy, through its Indiana Utilities, and CERC, through CES, enter into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services reportable segment are designated as fair value hedges for accounting purposes. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	September 30, 2019		December 31, 2018
Hedging Classification	Notional Principal
	CenterPoint Energy (1)	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Economic hedge	$84	$—	$—	$—
Cash flow hedge	—	—	450	450

(1)	Relates to interest rate derivative instruments at SIGECO.

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

	Nine Months Ended September 30,
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

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		September 30, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	$—	$—	$—	$24
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	7	—	1	7
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	123	3	103	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	65	—	38	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	69	154	62	173
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	13	68	16	25
Interest rate derivatives	Other Liabilities	—	15	—	—
Indexed debt securities derivative	Current Liabilities	—	817	—	601
Total CenterPoint Energy		$277	$1,057	$220	$833

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,252 Bcf or a net 374 Bcf long position and 1,674 Bcf or a net 140 Bcf long position as of September 30, 2019 and December 31, 2018, respectively. Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

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

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Houston Electric

		September 30, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	$—	$—	$—	$24
Total Houston Electric		$—	$—	$—	$24

CERC

		September 30, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$7	$—	$1	$7
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	123	3	103	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	65	—	38	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	69	148	62	173
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	13	54	16	25
Total CERC		$277	$205	$220	$208

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,252 Bcf or a net 374 Bcf long position and 1,674 Bcf or a net 140 Bcf long position as of September 30, 2019 and December 31, 2018, respectively. Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

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

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Cumulative Basis Adjustment for Fair Value Hedges (CenterPoint Energy and CERC)

		September 30, 2019
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		CenterPoint Energy	CERC	CenterPoint Energy	CERC
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Natural gas inventory	$42	$42	$(7)	$(7)
Total		$42	$42	$(7)	$(7)

		December 31, 2018
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		CenterPoint Energy	CERC	CenterPoint Energy	CERC
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Natural gas inventory	$57	$57	$1	$1
Total		$57	$57	$1	$1

Offsetting of Natural Gas Derivative Assets and Liabilities (CenterPoint Energy and CERC)

CenterPoint Energy

	September 30, 2019			December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$199	$(79)	$120	$166	$(66)	$100
Other Assets: Non-trading derivative assets	78	(14)	64	54	(16)	38
Current Liabilities: Non-trading derivative liabilities	(157)	107	(50)	(183)	81	(102)
Other Liabilities: Non-trading derivative liabilities	(68)	36	(32)	(25)	20	(5)
Total CenterPoint Energy	$52	$50	$102	$12	$19	$31

CERC

	September 30, 2019			December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$199	$(79)	$120	$166	$(66)	$100
Other Assets: Non-trading derivative assets	78	(14)	64	54	(16)	38
Current Liabilities: Non-trading derivative liabilities	(151)	107	(44)	(183)	81	(102)
Other Liabilities: Non-trading derivative liabilities	(54)	36	(18)	(25)	20	(5)
Total CERC	$72	$50	$122	$12	$19	$31

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Registrant’s respective Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy and CERC)

	Three Months Ended September 30,
	2019		2018
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (1)
	Non-utility cost of revenues, including natural gas
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$852	$687	$864	$864
Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	2	2	1	1
Derivatives designated as hedging instruments	(2)	(2)	(1)	(1)
Amounts excluded from effectiveness testing recognized in earnings immediately	(59)	(59)	6	6

	Nine Months Ended September 30,
	2019		2018
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (1)
	Non-utility cost of revenues, including natural gas
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$3,013	$2,627	$2,927	$2,927
Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	(8)	(8)	(13)	(13)
Derivatives designated as hedging instruments	8	8	13	13
Amounts excluded from effectiveness testing recognized in earnings immediately	(138)	(138)	(73)	(73)

(1)
Income statement impact associated with cash flow hedge activity is related to gains and losses reclassified from Accumulated other comprehensive income into income. Amounts are immaterial for each Registrant in the three and nine months ended September 30, 2019 and 2018, respectively.

CenterPoint Energy

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2019	2018	2019	2018
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Gains (losses) in Non-utility revenues	$69	$2	$159	$70
Indexed debt securities derivative	Loss on indexed debt securities	(62)	(44)	(216)	(316)
Total CenterPoint Energy		$7	$(42)	$(57)	$(246)

CERC

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2019	2018	2019	2018
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Gains (losses) in Non-utility revenues	$69	$2	$159	$70
Total CERC		$69	$2	$159	$70

(c)	Credit Risk Contingent Features (CenterPoint Energy and CERC)

CenterPoint Energy and CERC enter into financial derivative contracts containing material adverse change provisions. These provisions could require CenterPoint Energy or CERC to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries, including CERC Corp., are downgraded.

	September 30, 2019		December 31, 2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$1	$1	$1	$1
Fair value of collateral already posted	—	—	—	—
Additional collateral required to be posted if credit risk contingent features triggered	1	1	—	—

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Registrants’ judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Registrants develop these inputs based on the best information available, including the Registrants’ own data. A market approach is utilized to value the Registrants’ Level 3 assets or liabilities. As of September 30, 2019, CenterPoint Energy’s and CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.38 to $6.09 per MMBtu for CenterPoint Energy and from $1.38 to $6.09 per MMBtu for CERC) as an unobservable input. CenterPoint Energy’s and CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options). Forward price decreases (increases) as of September 30, 2019 would have resulted in lower (higher) values, respectively, for long forwards and options and higher (lower) values, respectively, for short forwards and options.

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis. The Registrants also recognize purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	September 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$748	$—	$—	$—	$748	$542	$—	$—	$—	$542
Investments, including money market funds (2)	50	—	—	—	50	66	—	—	—	66
Natural gas derivatives (3)(4)	—	234	43	(93)	184	—	173	47	(82)	138
Hedged portion of natural gas inventory	—	—	—	—	—	1	—	—	—	1
Total assets	$798	$234	$43	$(93)	$982	$609	$173	$47	$(82)	$747
Liabilities
Indexed debt securities derivative	$—	$817	$—	$—	$817	$—	$601	$—	$—	$601
Interest rate derivatives	—	15	—	—	15	24	—	—	—	24
Natural gas derivatives (3)(4)	—	203	22	(143)	82	—	191	17	(101)	107
Hedged portion of natural gas inventory	7	—	—	—	7	—	—	—	—	—
Total liabilities	$7	$1,035	$22	$(143)	$921	$24	$792	$17	$(101)	$732

Houston Electric

	September 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting	Total	Level 1	Level 2	Level 3	Netting	Total
Assets	(in millions)
Investments, including money market funds (2)	$33	$—	$—	$—	$33	$48	$—	$—	$—	$48
Total assets	$33	$—	$—	$—	$33	$48	$—	$—	$—	$48
Liabilities
Interest rate derivatives	$—	$—	$—	$—	$—	$24	$—	$—	$—	$24
Total liabilities	$—	$—	$—	$—	$—	$24	$—	$—	$—	$24

CERC

	September 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$—	$2	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11	11	—	—	—	11
Natural gas derivatives (3)(4)	—	234	43	(93)	184	—	173	47	(82)	138
Hedged portion of natural gas inventory	—	—	—	—	—	1	—	—	—	1
Total assets	$13	$234	$43	$(93)	$197	$14	$173	$47	$(82)	$152
Liabilities
Natural gas derivatives (3)(4)	$—	$183	$22	$(143)	$62	$—	$191	$17	$(101)	$107
Hedged portion of natural gas inventory	7	—	—	—	7	—	—	—	—	—
Total liabilities	$7	$183	$22	$(143)	$69	$—	$191	$17	$(101)	$107

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy and CERC to settle positive and negative positions and also include cash collateral posted with the same counterparties as follows:

	September 30, 2019		December 31, 2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Cash collateral posted with the same counterparties	$50	$50	$19	$19

(2)	Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy and CERC have utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning balance	$20	$20	$(628)	$13	$30	$30	$(622)	$46
Total gains	4	4	1	1	16	16	4	4
Total settlements	(1)	(1)	(1)	(1)	(18)	(18)	(36)	(36)
Transfers into Level 3	—	—	—	—	(1)	(1)	(2)	(2)
Transfers out of Level 3	(2)	(2)	650	9	(6)	(6)	678	10
Ending balance (1)	$21	$21	$22	$22	$21	$21	$22	$22

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date:
	$2	$2	$11	$11	$13	$13	$9	$9

(1)	CenterPoint Energy and CERC did not have significant Level 3 sales or purchases during the three or nine months ended September 30, 2019 or 2018.

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

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
CenterPoint Energy
Long-term debt, including current maturities (1)	$14,861	$15,994	$9,140	$9,308
Houston Electric
Long-term debt, including current maturities (1)	$5,018	$5,595	$4,717	$4,770
CERC
Long-term debt, including current maturities	$2,477	$2,783	$2,371	$2,488

(1)	Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of September 30, 2019, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	September 30, 2019	December 31, 2018
	(in millions)
Enable	$2,467	$2,482
Other (1)	2	—
Total	$2,469	$2,482

(1)
Represents the equity investment in ProLiance Holdings, LLC related primarily to an investment in LA Storage, LLC, a joint venture in a development project for salt-cavern natural gas storage, which was acquired in the Merger. This presentation reflects preliminary fair value of the equity investment on the acquisition date and is subject to change. See Note 3.

CenterPoint Energy evaluates its equity method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss is recognized in earnings when an impairment is deemed to be other than temporary. As of September 30, 2019, CenterPoint Energy’s investment in Enable is $10.55 per unit and Enable’s common unit price closed at $12.03 per unit (approximately $347 million above carrying value). The lowest close price for Enable’s common units in October 2019 was $10.07, which was approximately $112 million below carrying value. CenterPoint Energy performed an analysis of its investment in Enable as of September 30, 2019 and determined it will recover the value of its investment of $2.5 billion.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	September 30, 2019
	Limited Partner Interest (1)	Common Units (2)	Enable Series A Preferred Units (3)
CenterPoint Energy	53.7%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.8%	90,310,731	—
Total units outstanding	100.0%	435,150,159	14,520,000

(1)	Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)	Held indirectly through CNP Midstream by CenterPoint Energy.

(3)
The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of September 30, 2019 and $363 million as of December 31, 2018. No impairment charges or adjustment due to observable price changes were made during the current or prior reporting periods.

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

	September 30, 2019
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

(3)	Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy and CERC):

CenterPoint Energy

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units (1)	$0.3305	$77	$0.3180	$74	$0.9665	$226	$0.9540	$223
Enable Series A Preferred Units	0.6250	9	0.6250	9	1.8750	27	1.8750	27
Total CenterPoint Energy		$86		$83		$253		$250

CERC

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units (1)	$0.3180	$74	$0.9540	$223
Total CERC		$74		$223

(1)	Prior to the Internal Spin in September 2018, distributions from Enable were received by CERC. After such date, distributions from Enable were received by CenterPoint Energy.
Transactions with Enable (CenterPoint Energy and CERC):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
CenterPoint Energy
Natural gas expenses, including transportation and storage costs (1)	$26	$23	$89	$89
Reimbursement of support services (2)	—	1	3	4
CERC
Natural gas expenses, including transportation and storage costs (1)	26	23	89	89
Reimbursement of support services (2)	—	1	3	4

(1)	Included in Non-utility costs of revenues, including natural gas on CenterPoint Energy’s and CERC’s respective Condensed Statements of Consolidated Income.

(2)	Represents amounts billed for certain support services provided to Enable. Actual support services costs are recorded net of reimbursement.

	September 30, 2019	December 31, 2018
	(in millions)
CenterPoint Energy
Accounts payable for natural gas purchases from Enable	$9	$11
Accounts receivable for amounts billed for services provided to Enable	3	2
CERC
Accounts payable for natural gas purchases from Enable	9	11
Accounts receivable for amounts billed for services provided to Enable	3	2

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating revenues	$699	$928	$2,229	$2,481
Cost of sales, excluding depreciation and amortization	263	516	958	1,335
Depreciation and amortization	108	100	323	292
Operating income	175	171	507	436
Net income attributable to Enable common units	123	129	351	320
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$66	$70	$189	$173
Basis difference amortization (1)	11	11	35	35
Loss on dilution, net of proportional basis difference recognition	—	—	(11)	—
CenterPoint Energy’s equity in earnings, net	$77	$81	$213	$208

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Current assets	$417	$449
Non-current assets	12,018	11,995
Current liabilities	819	1,615
Non-current liabilities	4,076	3,211
Non-controlling interest	37	38
Preferred equity	362	362
Accumulated other comprehensive loss	(4)	—
Enable partners’ equity	7,145	7,218
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,838	$3,896
CenterPoint Energy’s basis difference	(1,371)	(1,414)
CenterPoint Energy’s equity method investment in Enable	$2,467	$2,482

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

The Internal Spin represents a significant strategic shift that has a material effect on CERC’s operations and financial results and, as a result, CERC’s distribution of its equity investment in Enable met the criteria for discontinued operations classification. CERC has no continuing involvement with Enable other than its natural gas purchases from Enable. Therefore, CERC’s equity in earnings and related income taxes have been classified as Income from discontinued operations, net of tax, in CERC’s Condensed Statements of Consolidated Income for the periods presented. The following table presents amounts included in Income from discontinued operations, net of tax in CERC’s Condensed Statements of Consolidated Income.

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	(in millions)
Equity in earnings of unconsolidated affiliate, net	$57	$184
Income tax expense	13	44
Income from discontinued operations, net of tax	$44	$140

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of December 31, 2018 and changes in the carrying amount of goodwill as of September 30, 2019 is as follows:

	December 31, 2018	Additions (1)	September 30, 2019
	(in millions)
Indiana Electric Integrated	$—	$1,008	$1,008
Natural Gas Distribution	746	2,529	3,275
Energy Services (2)	110	—	110
Infrastructure Services	—	355	355
Corporate and Other	11	420	431
Total	$867	$4,312	$5,179

(1)	The allocation of goodwill to reportable segments subsequent to the Merger is preliminary and subject to change. See Note 3.

(2)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.
CERC’s goodwill by reportable segment as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Natural Gas Distribution	$746	$746
Energy Services (1)	110	110
Corporate and Other	11	11
Total	$867	$867

(1)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.
CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is the impairment charge that should be recorded, not to exceed the carrying amount of goodwill. See Note 2.

CenterPoint Energy and CERC performed the annual goodwill impairment test in the third quarter of 2019 and determined that no goodwill impairment charge was required for any reporting unit. The reporting units approximate the reportable segments, with the exception of ESG, which is a separate reporting unit but included in CenterPoint Energy’s Corporate and Other reportable segment.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Intangible assets, net on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships (1)	$306	$(40)	$266	$86	$(27)	$59
Covenants not to compete	4	(3)	1	4	(3)	1
Trade names (1)	62	(4)	58	—	—	—
Construction backlog (1) (2)	28	(18)	10	—	—	—
Operation and maintenance agreements (1) (2)	12	(1)	11	—	—	—
Other (1)	24	(14)	10	16	(11)	5
Total	$436	$(80)	$356	$106	$(41)	$65

(1)	The fair value of intangible assets acquired through acquisitions is preliminary and subject to change. See Note 3.

(2)
Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1)	$7	$2	$20	$7
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (2)	7	—	19	—

(1)
Includes $5 million and $13 million for the three and nine months ended September 30, 2019, respectively, of amortization expense related to intangibles acquired in the Merger. The fair value of intangible assets, and related amortization assumptions, acquired through acquisitions during the nine months ended September 30, 2019, is preliminary and subject to change. See Note 3.

(2)
The fair value of intangible assets, and related amortization assumptions, acquired through acquisitions during the nine months ended September 30, 2019, is preliminary and subject to change. See Note 3.

The tables below present information on CERC’s other intangible assets recorded in Other non-current assets on CERC’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CERC’s Condensed Statements of Consolidated Income.

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$86	$(31)	$55	$86	$(27)	$59
Covenants not to compete	4	(3)	1	4	(3)	1
Other	16	(14)	2	16	(11)	5
Total	$106	$(48)	$58	$106	$(41)	$65

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$2	$2	$7	$7

CenterPoint Energy and CERC estimate that amortization expense of intangible assets with finite lives for the next five years will be as follows:

	Amortization Expense
	CenterPoint Energy	CERC
	(in millions)
Remaining three months of 2019	$15	$4
2020	32	6
2021	31	6
2022	32	6
2023	31	5
2024	29	5

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

	Shares Held
	September 30, 2019	December 31, 2018
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,912

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of September 30, 2019. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	September 30, 2019	December 31, 2018
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the ZENS-Related Securities. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the ZENS-Related Securities is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of September 30, 2019, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $80 million, were outstanding and were exchangeable at the option of the holders for cash equal to 95% of the market value of the ZENS-Related Securities.

(12) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings (CenterPoint Energy and CERC)

Inventory Financing. NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had no outstanding obligations related to the AMAs as of both September 30, 2019 and December 31, 2018.

(b)	Long-term Debt

Debt Transactions. During the nine months ended September 30, 2019, the following debt instruments were issued or incurred:

	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate as of September 30, 2019	Maturity Date
			(in millions)
Houston Electric	January 2019	General mortgage bonds	$700	4.25%	2049
CenterPoint Energy (1)	February 2019	Variable rate term loan	25	2.88%	2020
CenterPoint Energy	May 2019	Variable rate term loan	1,000	2.81%	2021
CenterPoint Energy	August 2019	Unsecured senior notes	500	2.50%	2024
CenterPoint Energy	August 2019	Unsecured senior notes	400	2.95%	2030
CenterPoint Energy	August 2019	Unsecured senior notes	300	3.70%	2049

(1)	Draw down by VCC on its variable rate term loan.

Proceeds from Houston Electric’s debt issuance were used for general limited liability company purposes, including capital expenditures. Proceeds from VCC’s draw down of its term loan were used for general corporate purposes. Proceeds from CenterPoint Energy’s debt issuances were used for general corporate purposes, including the repayment of commercial paper.

Acquired Debt (CenterPoint Energy). The table below summarizes the long-term external debt of Vectren and its subsidiaries that remained outstanding as of September 30, 2019:

(in millions)
Long-term debt:
Senior notes due 2020 to 2045 (1)	$637
Variable rate term loan due 2020 (2)	300
Variable rate term loan due 2020 (3)	200
First mortgage bonds due 2022 to 2055 (4)	293
Commercial paper (5)	278
Bank revolver (6)	—
Total Vectren debt	$1,708

(1)
Consists of $532 million of senior notes issued by VUHI, $96 million of senior notes issued by Indiana Gas, and $9 million of senior notes issued by VCC. The senior notes have stated interest rates that range from 3.33% to 7.08%. The senior notes issued by VUHI are guaranteed by SIGECO, Indiana Gas and VEDO. The senior notes issued by VCC are guaranteed by Vectren. In connection with the Merger, two of CenterPoint Energy’s acquired wholly-owned subsidiaries, VUHI and VCC, made offers to prepay certain outstanding guaranteed senior notes as required pursuant to certain note purchase agreements previously entered into by VUHI and VCC. In turn, VUHI and VCC borrowed $568 million and $191 million, respectively, from CenterPoint Energy to fund note redemptions effected pursuant to these prepayment offers. To fund these prepayments and payments of approximately $5 million of accrued interest, CenterPoint Energy issued approximately $764 million of commercial paper.

(2)
Issued by VUHI and guaranteed by SIGECO, Indiana Gas and VEDO. As of September 30, 2019, the term loan was fully drawn upon. The term loan’s interest rate is currently priced at one-month LIBOR, plus a credit spread ranging from 70 to 90 basis points depending on credit rating.

(3)
Issued by VCC and guaranteed by Vectren. As of September 30, 2019, the term loan was fully drawn upon, exclusive of any potential incremental term loans under the related facility’s accordion feature. The term loan’s interest rate is currently priced at one-month LIBOR, plus a credit spread of 70 basis points.

(4)
The first mortgage bonds issued by SIGECO subject SIGECO’s properties to a lien under the related mortgage indenture. The first mortgage bonds have stated interest rates that range from 2.375% to 6.72%.

(5)	Issued by VUHI with maturities up to 30 days.

(6)	Represents borrowings under the VCC credit facility, which is guaranteed by Vectren.

Maturities (CenterPoint Energy). As of September 30, 2019, maturities of CenterPoint Energy’s long-term debt were as follows:

(in millions)
Remaining three months of 2019	$69
2020	831
2021	2,761
2022	2,998
2023	713
2024	1,184
2025 and thereafter	6,447

Credit Facilities. The Registrants had the following revolving credit facilities as of September 30, 2019:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2019 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	1.500%	65%	(3)	58.6%	March 3, 2022
July 14, 2017	CenterPoint Energy (4)	400	1.125%	65%		52.9%	July 14, 2022
July 14, 2017	CenterPoint Energy (5)	200	1.250%	65%		57.1%	July 14, 2022
March 3, 2016	Houston Electric	300	1.125%	65%	(3)	48.7%	March 3, 2022
March 3, 2016	CERC	900	1.250%	65%		47.5%	March 3, 2022
	Total	$5,100

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreements, excluding Securitization Bonds.

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of September 30, 2019.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	September 30, 2019				December 31, 2018
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$6	$1,383	2.28%	$—	$6	$—	—%
CenterPoint Energy (2)	—	—	278	2.30%	—	—	—	—
CenterPoint Energy (3)	—	—	—	—%	—	—	—	—
Houston Electric	—	—	—	—%	—	4	—	—
CERC	—	1	310	2.28%	—	1	210	2.93%
Total	$—	$7	$1,971		$—	$11	$210

(1)	CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.

(2)	This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(3)	This credit facility was issued by VCC and is guaranteed by Vectren.

Other. As of September 30, 2019, certain financial institutions agreed to issue, from time to time, up to $50 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2019. As of September 30, 2019, such financial institutions had issued $21 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

Houston Electric had $68 million and $68 million of general mortgage bonds outstanding as of September 30, 2019 and December 31, 2018, respectively, as collateral for long-term debt of CenterPoint Energy that matures in 2028. These bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CenterPoint Energy (1)	19%	24%	15%	26%
Houston Electric (2)	18%	20%	18%	21%
CERC - Continuing operations (3) (4)	13%	5%	14%	29%
CERC - Discontinued operations (5)	n/a	23%	n/a	24%

(1)
CenterPoint Energy’s lower effective tax rate for the three and nine months ended September 30, 2019 compared to the same periods for 2018 was primarily due to the following: an increase in the amount of amortization of the net regulatory EDIT liability; the effect of state tax law changes that resulted in the remeasurement of state deferred taxes; and the impact of changes in valuation allowances on certain state net operating losses.

(2)
Houston Electric’s lower effective tax rate for the three and nine months ended September 30, 2019 compared to the same periods for 2018 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability.

(3)
CERC’s higher effective tax rate on loss from continuing operations for the three months ended September 30, 2019 compared to the same period for 2018 was primarily due to a decrease in the amount of amortization of the net regulatory EDIT liability, which was partially offset by the absence of a change in the valuation allowance on certain state net operating losses in the three months ended September 30, 2019, the effects of which are compounded by the book loss in the three months ended September 30, 2019.

(4)
CERC’s lower effective tax rate on income from continuing operations for the nine months ended September 30, 2019 compared to the same period for 2018 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability, which was partially offset by the impact of changes in the valuation allowances on certain state net operating losses in 2019.

(5)
CERC’s effective tax rate on income from discontinued operations for the three and nine months ended September 30, 2018 was a result of the 21% federal income tax rate plus allocable state income taxes. There are no comparable periods in 2019 since the Internal Spin was completed in the third quarter of 2018.

The Registrants reported a net uncertain tax liability inclusive of interest and penalties of less than $1 million as of September 30, 2019, which reflects a release of approximately $1 million following the completion of Vectren’s 2016 IRS audit. No significant changes to the uncertain tax liability are expected over the next twelve months. For legacy CenterPoint Energy, tax years through 2016 have been audited and settled with the IRS; however, CenterPoint Energy filed amended returns for 2014 and 2015 to claim additional tax credits that are currently under review by the IRS. For the 2017 - 2019 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(14) Commitments and Contingencies

(a)	Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments and CenterPoint Energy’s Indiana Electric Integrated reportable segment. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of September 30, 2019, minimum purchase obligations are approximately:

	CenterPoint Energy	CERC
	(in millions)
Remaining three months of 2019	$217	$160
2020	745	528
2021	614	429
2022	412	235
2023	330	177
2024	265	169
2025 and beyond	1,846	1,483

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

Specific to ESG’s role as a general contractor in the performance contracting industry, as of September 30, 2019, there were 63 open surety bonds supporting future performance with an aggregate face amount of approximately $627 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of September 30, 2019, approximately 35% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of September 30, 2019 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets. The Merger purchase price allocation, including the fair value of liabilities for guarantees on the Merger Date, remains preliminary. See Note 3.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of September 30, 2019, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $498 million as of September 30, 2019. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(c)	Legal, Environmental and Other Matters

Legal Matters

Gas Market Manipulation Cases (CenterPoint Energy and CERC). CenterPoint Energy, its predecessor, Reliant Energy, and certain of their former subsidiaries were named as defendants in a large number of lawsuits filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates were released or dismissed from all such cases, except for one case in federal court in Nevada in which CES, a subsidiary of CERC, was a defendant. Plaintiffs in that case alleged a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In October 2018, CES reached an agreement to settle all claims against CES and CES’s claims for indemnity. During the third quarter of 2019, the federal district court issued final approval of the settlement and dismissed the case, and CES completed the required settlement payments; the settlement agreement has now become final. This settlement did not have a material adverse effect on CenterPoint Energy’s or CERC’s financial condition, results of operations or cash flows.

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

Litigation Related to the Merger (CenterPoint Energy). With respect to the Merger, in July 2018, seven separate lawsuits were filed against Vectren and the individual directors of Vectren’s Board of Directors in the U.S. District Court for the Southern District of Indiana. These lawsuits alleged violations of Sections 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Vectren Proxy Statement filed on June 18, 2018 was materially incomplete because it omitted material information concerning the Merger. In August 2018, the seven lawsuits were consolidated, and the Court denied the plaintiffs’ request for a preliminary injunction. In October 2018, the plaintiffs filed their Consolidated Amended Class Action Complaint. In December 2018, two plaintiffs voluntarily dismissed their lawsuits. In September 2019, the court granted the defendants’ motion to dismiss and dismissed the remaining plaintiffs’ claims with prejudice, which the plaintiffs appealed in October 2019. The defendants believe that the allegations asserted are without merit and intend to vigorously defend themselves against the claims raised. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters

MGP Sites. CenterPoint Energy, CERC and their predecessors operated MGPs in the past. In addition, certain of CenterPoint Energy’s subsidiaries acquired through the Merger operated MGPs in the past. The costs CenterPoint Energy or CERC, as applicable, expect to incur to fulfill their respective obligations are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments and inflation factors, among others. While CenterPoint Energy and CERC have recorded all costs which they presently are obligated to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen, and those costs may not be subject to PRP or insurance recovery.

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

Total costs that may be incurred in connection with addressing these sites cannot be determined at this time. The estimated accrued costs are limited to CenterPoint Energy’s and CERC’s share of the remediation efforts and are therefore net of exposures of other PRPs. The estimated range of possible remediation costs for the sites for which CenterPoint Energy and CERC believe they may have responsibility was based on remediation continuing for the minimum time frame given in the table below.

	September 30, 2019
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$9	$7
Minimum estimated remediation costs	7	4
Maximum estimated remediation costs	51	32
Minimum years of remediation	5	30
Maximum years of remediation	50	50

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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. While the EPA Phase I Reconsideration moves forward, the existing CCR compliance obligations remain in effect. In August 2019, the EPA proposed additional amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. The proposed revisions would not restrict Indiana Electric’s current beneficial reuse of its fly ash.

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. In March 2018, Indiana Electric began posting ground water data monitoring reports annually to its public website in accordance with the requirements of the CCR Rule. This data preliminarily indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric is required to cease disposal of new ash in the ponds and commence closure of the ponds by October 31, 2020. CenterPoint Energy plans to seek extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through December 31, 2023. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding including the imposition of fines and penalties. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already commenced closure activities. CenterPoint Energy believes the language in the IURC order is favorable for future recovery of closure costs for Indiana Electric’s remaining ponds.

Indiana Electric continues to refine site specific estimates of closure costs. In March 2019, Indiana Electric entered into agreements with third parties for the excavation and beneficial reuse of the ash at the A.B. Brown ash pond. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of the ponded ash. In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. Any proceeds received will offset costs that have been and will be incurred to close the ponds. On November 4, 2019, the EPA released a pre-publication copy of proposed revisions to the CCR Rule.  CenterPoint Energy will evaluate the proposals to determine potential impacts to current compliance plans for its A.B. Brown and F.B. Culley generating stations.

As of September 30, 2019, CenterPoint Energy has recorded an approximate $75 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and the anticipated outcome of the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except share and per share amounts)
Numerator:
Income available to common shareholders - basic	$241	$153	$546	$243
Add back: Series B Preferred Stock dividend	—	—	—	—
Income available to common shareholders - diluted	$241	$153	$546	$243

Denominator:
Weighted average common shares outstanding - basic	502,228,000	431,554,000	501,986,000	431,437,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,852,000	3,337,000	2,852,000	3,337,000
Series B Preferred Stock (1)	—	—	—	—
Weighted average common shares outstanding - diluted	505,080,000	434,891,000	504,838,000	434,774,000

Earnings per common share:
Basic earnings per common share	$0.48	$0.35	$1.09	$0.56
Diluted earnings per common share	$0.47	$0.35	$1.08	$0.56

(1)
The potentially dilutive impact from Series B Preferred Stock applies the if-converted method in calculating diluted earnings per common share. Under this method, diluted earnings per common share is adjusted for the more dilutive effect of the Series B Preferred Stock as a result of either its accumulated dividend for the period in the numerator or the assumed-converted common share equivalent in the denominator. The computation of diluted earnings per common share outstanding for the three and nine months ended September 30, 2019 excludes Series B Preferred Stock dividends of $17 million and $51 million, respectively, and 33,537,000 and 33,537,000 potentially dilutive shares, respectively, because to include them would be anti-dilutive. However, these could be potentially dilutive in the future.

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

As of September 30, 2019, reportable segments by Registrant were as follows:

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

•
CenterPoint Energy’s Natural Gas Distribution reportable segment consists of intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Ohio, Oklahoma and Texas.

•
CERC’s Natural Gas Distribution reportable segment consists of intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

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

•	CERC’s Corporate and Other reportable segment consists primarily of corporate operations which support all of the business operations of CERC.

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended September 30,
	2019				2018
	Revenues from External Customers		Net Intersegment Revenues	Operating Income	Revenues from External Customers		Net Intersegment Revenues	Operating Income
	(in millions)
Houston Electric T&D	$859	(1)	$—	$269	$897	(1)	$—	$227
Indiana Electric Integrated	165		—	48	—		—	—
Natural Gas Distribution	515		9	27	402		8	3
Energy Services	734		11	2	910		10	(9)
Infrastructure Services	376		1	42	—		—	—
Midstream Investments (2)	—		—	—	—		—	—
Corporate and Other	93		—	4	3		—	5
Eliminations	—		(21)	—	—		(18)	—
Consolidated	$2,742		$—	$392	$2,212		$—	$226

	Nine Months Ended September 30,
	2019				2018
	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)	Revenues from External Customers		Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Houston Electric T&D	$2,313	(1)	$—	$522	$2,502	(1)	$—	$523
Indiana Electric Integrated	388		—	64	—		—	—
Natural Gas Distribution	2,554		29	241	2,032		26	166
Energy Services	2,754		92	64	3,008		57	(20)
Infrastructure Services	847		2	50	—		—	—
Midstream Investments (2)	—		—	—	—		—	—
Corporate and Other	215		—	(17)	11		—	(5)
Eliminations	—		(123)	—	—		(83)	—
Consolidated	$9,071		$—	$924	$7,553		$—	$664

(1)	Houston Electric T&D revenues from major external customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Affiliates of NRG	$231	$213	$547	$543
Affiliates of Vistra Energy Corp.	83	79	196	192

(2)	CenterPoint Energy’s Midstream Investments’ equity in earnings, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Enable	$77	$81	$213	$208

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(1)	Houston Electric T&D revenues from major external customers are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Affiliates of NRG	$231	$213	$547	$543
Affiliates of Vistra Energy Corp.	83	79	196	192

CERC

	Three Months Ended September 30,
	2019			2018
	Revenues from External Customers	Net Intersegment Revenues	Operating Income	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$389	$9	$20	$402	$8	$3
Energy Services	734	11	2	910	10	(9)
Other Operations	3	—	1	—	—	(1)
Eliminations	—	(20)	—	—	(18)	—
Consolidated	$1,126	$—	$23	$1,312	$—	$(7)

	Nine Months Ended September 30,
	2019			2018
	Revenues from External Customers	Net Intersegment Revenues	Operating Income	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$2,077	$29	$212	$2,032	$26	$166
Energy Services	2,755	91	64	3,008	57	(20)
Corporate and Other	4	—	1	—	—	—
Eliminations	—	(120)	—	—	(83)	—
Consolidated	$4,836	$—	$277	$5,040	$—	$146

CenterPoint Energy and CERC

	Total Assets
	September 30, 2019			December 31, 2018
	CenterPoint Energy		CERC	CenterPoint Energy		CERC
	(in millions)
Houston Electric T&D	$11,463		$—	$10,509		$—
Indiana Electric Integrated (1)	3,009		—	—		—
Natural Gas Distribution (1)	13,235		7,018	6,956		6,956
Energy Services	1,264		1,264	1,558		1,558
Infrastructure Services (1)	1,284		—	—		—
Midstream Investments	2,529		—	2,482		—
Corporate and Other (1)	4,884	(2)	121	6,156	(2)	66
Eliminations	(3,026)		(474)	(652)		(366)
Consolidated	$34,642		$7,929	$27,009		$8,214

(1)
Total assets by reportable segment include assets acquired in the Merger, which are based on preliminary fair value estimates and allocations on the acquisition date and are subject to change. See Note 3.

(2)
Includes pension and other postemployment-related regulatory assets of $625 million and $665 million, respectively, as of September 30, 2019 and December 31, 2018. Additionally, total assets as of December 31, 2018 included $3.9 billion of temporary investments included in Cash and cash equivalents on CenterPoint Energy’s Consolidated Balance Sheets.

(17) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$364	$203	$88	$301	$173	$85
Income taxes, net	174	93	3	89	122	3
Non-cash transactions:
Accounts payable related to capital expenditures	178	91	75	140	87	66
Capital distribution associated with the Internal Spin	—	—	—	—	—	1,460
ROU assets obtained in exchange for lease liabilities (1)	43	1	28	—	—	—

(1)	Includes the transition impact of adoption of ASU 2016-02 Leases.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	September 30, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents	$259	$228	$2	$4,231	$335	$14
Restricted cash included in Prepaid expenses and other current assets	38	19	—	46	34	11
Restricted cash included in Other	—	—	—	1	1	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$297	$247	$2	$4,278	$370	$25

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

The table below summarizes money pool activity:

	September 30, 2019		December 31, 2018
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$772	$87	$(1)	$114
Weighted average interest rate	2.32%	2.32%	2.42%	2.42%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets.

Houston Electric and CERC affiliate related net interest income (expense) were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense) (1)	$5	$1	$1	$(2)	$14	$3	$1	$(4)

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$38	$31	$47	$36	$132	$106	$138	$105
Net affiliate service charges (billings)	(3)	3	(3)	3	(7)	7	(8)	8

Infrastructure Services provides pipeline construction and repair services to CERC. Amounts charged for operation and maintenance expenses by Infrastructure Services to CERC were not significant from February 1, 2019 to September 30, 2019. Additionally, CERC, through CES, sells natural gas to Indiana Electric for use in electric generation activities. Amounts charged by CERC to Indiana Electric were not significant from February 1, 2019 to September 30, 2019.

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$60	$16	$60	$75	$100	$119	$123	$286
Cash contribution from parent	—	—	—	600	590	—	—	600
Capital distribution to parent associated with the Internal Spin	—	—	—	1,460	—	—	—	1,460

(19) Leases

The Registrants adopted ASC 842, Leases, and all related amendments on January 1, 2019 using the modified retrospective transition method and elected not to recast comparative periods in the year of adoption as permitted by the standard. There was no adjustment to retained earnings as a result of transition. As a result, disclosures for periods prior to adoption will be presented in accordance with accounting standards in effect for those periods. The Registrants also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed them to carry forward the historical lease classification. Additionally, the Registrants elected the practical expedient related to land easements, which allows the carry forward of the accounting treatment for land easements on existing agreements. The total ROU assets obtained in exchange for new operating lease liabilities upon adoption were $30 million, $1 million and $27 million for CenterPoint Energy, Houston

Electric and CERC, respectively. The Merger was completed on February 1, 2019, and as such the amounts recorded upon adoption are exclusive of Vectren’s leases.

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

The Registrants’ lease agreements are primarily equipment and real property leases, including land and office facility leases. The Registrants’ lease terms may include options to extend or terminate a lease when it is reasonably certain that those options will be exercised. Operating lease payments exclude approximately $16 million of legally-binding undiscounted minimum lease payments for leases signed but not yet commenced. The Registrants have elected an accounting policy that exempts leases with terms of one year or less from the recognition requirements of ASU 842.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$8	$—	$1	$19	$—	$4
Short-term lease cost	23	7	—	46	12	—
Variable lease cost	1	—	—	1	—	—
Total lease cost	$32	$7	$1	$66	$12	$4

Supplemental balance sheet information related to leases was as follows:

	September 30, 2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$67	$1	$25
Total leased assets	$67	$1	$25
Liabilities:
Current operating lease liability (2)	$21	$—	$4
Non-current operating lease liability (3)	46	1	21
Total leased liabilities	$67	$1	$25

Weighted-average remaining lease term (in years) - operating leases	5.2	5.4	7.9
Weighted-average discount rate - operating leases	3.41%	3.51%	3.66%

(1)	Reported within Other assets in the Condensed Consolidated Balance Sheets.

(2)	Reported within Current other liabilities in the Condensed Consolidated Balance Sheets.

(3)	Reported within Other liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2019, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remaining three months of 2019	$6	$—	$1
2020	22	1	5
2021	15	—	5
2022	9	—	4
2023	7	—	3
2024	3	—	2
2025 and beyond	12	—	9
Total lease payments	74	1	29
Less: Interest	7	—	4
Present value of lease liabilities	$67	$1	$25

The following table sets forth information concerning the Registrants’ obligations under non-cancelable long-term operating leases as of December 31, 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2019	$6	$1	$5
2020	6	—	5
2021	5	—	4
2022	4	—	4
2023	3	—	3
2024 and beyond	12	—	11
Total (1)	$36	$1	$32

(1)	The Merger was completed on February 1, 2019. As such, these amounts are exclusive of Vectren’s leases.

As of September 30, 2019, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remaining three months of 2019	$1	$—	$—
2020	2	1	—
2021	2	—	—
2022	2	—	—
2023	2	—	—
2024	2	—	—
2025 and beyond	10	—	—
Total lease payments to be received	$21	$1	$—

Other information related to leases is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$6	$—	$2	$18	$1	$4

(20) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy paid dividends on its Common Stock during the nine months ended September 30, 2019 and 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
April 25, 2019	May 16, 2019	June 13, 2019	0.2875	144
July 31, 2019	August 15, 2019	September 12, 2019	0.2875	145
Total 2019			$0.8625	$433

December 13, 2017	February 15, 2018	March 8, 2018	$0.2775	$120
April 26, 2018	May 17, 2018	June 14, 2018	0.2775	120
July 26, 2018	August 16, 2018	September 13, 2018	0.2775	120
Total 2018			$0.8325	$360

CenterPoint Energy declared no dividends on its Series A Preferred Stock or Series B Preferred Stock during the three or nine months ended September 30, 2018.

CenterPoint Energy paid dividends on its Series A Preferred Stock during the nine months ended September 30, 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
July 31, 2019	August 15, 2019	September 3, 2019	30.6250	24
Total 2019			$62.7813	$50

CenterPoint Energy paid dividends on its Series B Preferred Stock during the nine months ended September 30, 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
April 25, 2019	May 15, 2019	June 3, 2019	17.5000	17
July 31, 2019	August 15, 2019	September 3, 2019	17.5000	17
Total 2019			$52.5000	$51

Dividend Requirement on Preferred Stock (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Series A Preferred Stock	$12	$5	$37	$5
Series B Preferred Stock	17	—	51	—
Total preferred stock dividend requirement	$29	$5	$88	$5

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(105)	$(15)	$5	$(62)	$4	$6
Other comprehensive income (loss) before reclassifications:
Deferred gain (loss) from interest rate derivatives (1)	(2)	—	—	4	3	—
Other comprehensive loss from unconsolidated affiliates	(2)	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (2)	2	—	—	2	—	—
Tax expense	—	—	—	(2)	—	—
Net current period other comprehensive income	(2)	—	—	4	3	—
Ending Balance	$(107)	$(15)	$5	$(58)	$7	$6

	Nine Months Ended September 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(108)	$(14)	$5	$(68)	$—	$6
Other comprehensive income (loss) before reclassifications:
Deferred gain (loss) from interest rate derivatives (1)	(3)	(1)	—	8	8	—
Other comprehensive loss from unconsolidated affiliates	(2)	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	—	1	—	—
Actuarial losses (2)	6		—	5	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	—	—	—
Tax expense	(2)	—	—	(4)	(1)	—
Net current period other comprehensive income (loss)	1	(1)	—	10	7	—
Ending Balance	$(107)	$(15)	$5	$(58)	$7	$6

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

(2)	Amounts are included in the computation of net periodic cost and are reflected in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income.

(21) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	October 17, 2019	November 21, 2019	December 12, 2019	$0.2875
Series B Preferred Stock	October 17, 2019	November 15, 2019	December 2, 2019	17.5000

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units	November 5, 2019	November 19, 2019	November 26, 2019	$0.3305	$77
Enable Series A Preferred Units	November 5, 2019	November 5, 2019	November 14, 2019	0.6250	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

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

Debt Transactions. In January 2019, Houston Electric issued $700 million aggregate principal amount of general mortgage bonds, in May 2019, CenterPoint Energy entered into a $1.0 billion variable rate term loan and in August 2019, CenterPoint Energy issued $1.2 billion aggregate principal amount of senior notes. For more information about the 2019 debt transactions, see Note 12 to the Interim Condensed Financial Statements.

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

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues	$2,742	$2,212	$9,071	$7,553
Expenses	2,350	1,986	8,147	6,889
Operating Income	392	226	924	664
Interest and Other Finance Charges	(134)	(90)	(389)	(259)
Interest on Securitization Bonds	(9)	(16)	(31)	(46)
Equity in Earnings of Unconsolidated Affiliate, net	77	81	213	208
Other Income (Expense), net	6	8	30	(234)
Income Before Income Taxes	332	209	747	333
Income Tax Expense	62	51	113	85
Net Income	270	158	634	248
Preferred Stock Dividend Requirement	29	5	88	5
Income Available to Common Shareholders	$241	$153	$546	$243
Basic Earnings Per Common Share	$0.48	$0.35	$1.09	$0.56
Diluted Earnings Per Common Share	$0.47	$0.35	$1.08	$0.56

Three months ended September 30, 2019 compared to three months ended September 30, 2018

CenterPoint Energy reported income available to common shareholders of $241 million ($0.47 per diluted common share) for the three months ended September 30, 2019 compared to $153 million ($0.35 per diluted common share) for the three months ended September 30, 2018.

The increase in income available to common shareholders of $88 million was primarily due to the following key factors:

•	a $166 million increase in operating income discussed below in Results of Operations by Reportable Segment;

•	a $16 million increase in gain on marketable securities, included in Other Income (Expense), net shown above; and

•	a $7 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds.

These increases were partially offset by the following:

•
a $44 million increase in interest expense, primarily as a result of higher outstanding long-term debt used to finance the Merger and additional long-term debt acquired through the Merger, discussed further in Notes 3 and 12 to the Interim Condensed Financial Statements;

•	a $24 million increase in preferred stock dividend requirements primarily as a result of the Merger;

•	an $18 million increase in losses on the underlying value of the indexed debt securities related to the ZENS, included in Other Income (Expense), net shown above;

•	a $11 million increase in income tax expense due to higher income before income taxes that was partially offset by the lower effective tax rate as explained below; and

•	a $4 million decrease to equity in earnings from the investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

CenterPoint Energy reported income available to common shareholders of $546 million ($1.08 per diluted common share) for the nine months ended September 30, 2019 compared to $243 million ($0.56 per diluted common share) for the nine months ended September 30, 2018.

The increase of $303 million in income available to common shareholders was primarily due to the following key factors:

•	a $260 million increase in operating income discussed below in Results of Operations by Reportable Segment;

•	a $140 million increase in gain on marketable securities, included in Other Income (Expense), net shown above;

•
a $100 million decrease in losses on the underlying value of indexed debt securities related to the ZENS, included in Other Income (Expense), net shown above (losses recorded from Meredith Corporation’s acquisition of Time Inc. in March 2018 and AT&T Inc.’s acquisition of Time Warner Inc. in June 2018);

•
a $24 million increase in other miscellaneous non-operating income included in Other Income (Expense), net shown above that included $16 million in higher interest income, a $5 million increase in dividend income and $3 million in additional income from miscellaneous items;

•	a $15 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds; and

•	a $5 million increase to equity in earnings from the investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements.

These increases were partially offset by the following:

•
a $130 million increase in interest expense, primarily as a result of higher outstanding long-term debt used to finance the Merger and additional long-term debt acquired through the Merger, discussed further in Notes 3 and 12 to the Interim Condensed Financial Statements;

•	a $83 million increase in preferred stock dividend requirements primarily as a result of the Merger; and

•	a $28 million increase in income tax expense due to higher income before income taxes that was partially offset by the lower effective tax rate as explained below.

Income Tax Expense

CenterPoint Energy’s effective tax rate reported for the three months ended September 30, 2019 was 19% compared to 24% for the three months ended September 30, 2018. CenterPoint Energy’s effective tax rate reported for the nine months ended September 30, 2019 was 15% compared to 26% for the nine months ended September 30, 2018. The lower effective tax rate for the three and nine months ended September 30, 2019 was primarily due to the following: an increase in the amount of amortization of the net regulatory EDIT liability; the effect of state tax law changes that resulted in the remeasurement of state deferred taxes; and the impact of changes in valuation allowances on certain state net operating losses.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues (1)	$859	$897	$2,310	$2,506
Expenses	590	670	1,791	1,979
Operating income	269	227	519	527
Interest and other finance charges	(41)	(32)	(123)	(101)
Interest on Securitization Bonds	(9)	(16)	(31)	(46)
Other income (expense), net	7	—	17	(6)
Income before income taxes	226	179	382	374
Income tax expense	41	36	70	78
Net income	$185	$143	$312	$296

(1)
Excludes weather hedge gain (loss) of $-0- and $-0- for the three months ended September 30, 2019 and 2018, respectively, and $3 million and $(4) million for the nine months ended September 30, 2019 and 2018, respectively, recorded in Utility revenues on CenterPoint Energy’s Condensed Statements of Consolidated Income. See Note 7(a) to the Interim Condensed Financial Statements for more information on the weather hedge.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Houston Electric reported net income of $185 million for the three months ended September 30, 2019 compared to net income of $143 million for the three months ended September 30, 2018.

The increase of $42 million in net income was primarily due to the following key factors:

•	a $47 million increase in TDU operating income discussed below in Results of Operations by Reportable Segment;

•	a $7 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds; and

•	a $7 million increase in Other income (expense), net due to increased interest income primarily from investments in the CenterPoint Energy money pool.

These increases were partially offset by the following:

•	a $9 million increase in interest expense due to higher outstanding other long-term debt;

•	a $5 million decrease in operating income from the Bond Companies; and

•	a $5 million increase of income tax expense due to higher income before income taxes that was partially offset by the lower effective tax rate as explained below.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Houston Electric reported net income of $312 million for the nine months ended September 30, 2019 compared to net income of $296 million for the nine months ended September 30, 2018.

The increase of $16 million in net income was primarily due to the following key factors:

•
a $23 million increase in Other income (expense), net due to increased interest income of $19 million primarily from investments in the CenterPoint Energy money pool and $4 million from miscellaneous other non-operating income;

•	a $15 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds;

•
an $8 million increase in TDU operating income discussed below in Results of Operations by Reportable Segment, exclusive of a $3 million gain in the nine months ended September 30, 2019 and a $4 million loss in the nine months ended September 30, 2018 from weather hedges recorded at CenterPoint Energy; and

•	an $8 million decrease in income tax expense primarily due to the lower effective tax rate as explained below that was partially offset by higher income before income taxes.

These increases were partially offset by the following:

•	a $22 million increase in interest expense due to higher outstanding other long-term debt; and

•	a $16 million decrease in operating income from the Bond Companies.

Income Tax Expense

Houston Electric’s effective tax rate reported for the three months ended September 30, 2019 was 18% compared to 20% for the three months ended September 30, 2018. Houston Electric’s effective tax rate reported for the nine months ended September 30, 2019 was 18% compared to 21% for the nine months ended September 30, 2018. The lower effective tax rate for both the three and nine months ended September 30, 2019 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as the optimization of margins through natural gas basis differentials. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, competition in CERC’s various business operations, the effectiveness of CERC’s risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$1,126	$1,312	$4,836	$5,040
Expenses	1,103	1,319	4,559	4,894
Operating Income (Loss)	23	(7)	277	146
Interest and other finance charges	(28)	(30)	(87)	(92)
Other expense, net	(3)	—	(6)	(5)
Income (loss) from continuing operations before income taxes	(8)	(37)	184	49
Income tax expense (benefit)	(1)	(2)	25	14
Income (loss) from continuing operations	(7)	(35)	159	35
Income from discontinued operations, net of tax	—	44	—	140
Net Income (Loss)	$(7)	$9	$159	$175

Three months ended September 30, 2019 compared to three months ended September 30, 2018

CERC reported a net loss of $7 million for the three months ended September 30, 2019 compared to net income of $9 million for the three months ended September 30, 2018.

The decrease of $16 million in net income was primarily due to the following key factors:

•	a $44 million decrease in income from discontinued operations, net of tax, discussed further in Notes 9 and 13 to the Interim Condensed Financial Statements; and

•	a $3 million increase in Other expense, net primarily due to higher pension accruals.

These decreases were partially offset by the following:

•	a $30 million increase in operating income discussed below in Results of Operations by Reportable Segment; and

•	a $2 million decrease in interest and other finance charges.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

CERC reported net income of $159 million for the nine months ended September 30, 2019 compared to net income of $175 million for the nine months ended September 30, 2018.

The decrease of $16 million in net income was primarily due to the the following key factors:

•	a $140 million decrease in income from discontinued operations, net of tax, discussed further in Notes 9 and 13 to the Interim Condensed Financial Statements; and

•	an $11 million increase in income tax expense due to higher income from continuing operations, partially offset by the lower effective tax rate as explained below.

These decreases were partially offset by the following:

•	a $131 million increase in operating income discussed below in Results of Operations by Reportable Segment; and

•	a $5 million decrease in interest and other finance charges.

Income Tax Expense - Continuing Operations

CERC’s effective tax rate on income from continuing operations for the three months ended September 30, 2019 was 13% compared to 5% for the three months ended September 30, 2018. CERC’s effective tax rate on income from continuing operations for the nine months ended September 30, 2019 was 14% compared to 29% for the nine months ended September 30, 2018. CERC’s higher effective tax rate on loss from continuing operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a decrease in the amount of amortization of the net regulatory EDIT liability, which was partially offset by the absence of a change in the valuation allowance on certain state net operating losses in 2019, the effects of which are compounded by the book loss in the three months ended September 30, 2019. CERC’s lower effective tax rate for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability, which was partially offset by the impact of changes in valuation allowances on certain state net operating losses in 2019.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

As of September 30, 2019, reportable segments by Registrant were as follows:

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

The following table presents operating income (loss) for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
CenterPoint Energy
Houston Electric T&D	$269	$227	$522	$523
Indiana Electric Integrated	48	—	64	—
Natural Gas Distribution	27	3	241	166
Energy Services	2	(9)	64	(20)
Infrastructure Services	42	—	50	—
Corporate and Other	4	5	(17)	(5)
Total CenterPoint Energy Consolidated Operating Income	$392	$226	$924	$664
Houston Electric
Houston Electric T&D	$269	$227	$519	$527
CERC
Natural Gas Distribution	$20	$3	$212	$166
Energy Services	2	(9)	64	(20)
Other Operations	1	(1)	1	—
Total CERC Consolidated Operating Income (Loss)	$23	$(7)	$277	$146

Houston Electric T&D (CenterPoint Energy and Houston Electric)

For information regarding factors that may affect the future results of operations of the Houston Electric T&D reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of the Houston Electric T&D reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except throughput and customer data)
Revenues:
TDU	$776	$735	$2,043	$2,009
Bond Companies	83	162	270	493
Total revenues	859	897	2,313	2,502
Expenses:
Operation and maintenance, excluding Bond Companies	357	367	1,080	1,056
Depreciation and amortization, excluding Bond Companies	95	95	282	293
Taxes other than income taxes	63	59	186	180
Bond Companies	75	149	243	450
Total expenses	590	670	1,791	1,979
Operating Income	$269	$227	$522	$523
Operating Income:
TDU	$261	$214	$495	$480
Bond Companies (1)	8	13	27	43
Total segment operating income	$269	$227	$522	$523
Throughput (in GWh):
Residential	11,224	10,555	24,392	24,486
Total	28,379	27,015	71,417	70,347
Number of metered customers at end of period:
Residential	2,232,740	2,188,211	2,232,740	2,188,211
Total	2,523,450	2,475,018	2,523,450	2,475,018

(1)
Operating income from the Bond Companies, together with $1 million and $4 million of interest income for the three and nine months ended September 30, 2019, respectively, and $3 million of interest income for both the three and nine months ended September 30, 2018, are necessary to pay interest on the Securitization Bonds.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The Houston Electric T&D reportable segment reported operating income of $269 million for the three months ended September 30, 2019, consisting of $261 million from the TDU and $8 million related to the Bond Companies. For the three months ended September 30, 2018, operating income totaled $227 million, consisting of $214 million from the TDU and $13 million related to the Bond Companies.

TDU operating income increased $47 million, primarily due to the following key factors:

•	decreased operation and maintenance expenses of $29 million primarily due to the following:

◦	decreased support services costs of $12 million;

◦	other miscellaneous operation and maintenance expense decreases of $9 million; and

◦	decreased labor and benefits costs of $6 million.

•	higher usage of $12 million primarily due to warmer than normal weather;

•	customer growth of $9 million from the addition of over 48,000 customers;

•	rate increases of $7 million related to distribution capital investments, exclusive of the TCJA mentioned below; and

•	higher transmission-related revenues of $18 million, exclusive of the TCJA mentioned below, partially offset by higher transmission costs billed by transmission providers of $16 million.

These increases to operating income were partially offset by the following:

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $9 million;

•	lower equity return of $3 million, primarily related to the annual true-up of transition charges correcting for over-collections that occurred during the preceding 12 months; and

•	lower revenue of $3 million related to the impact of the TCJA.

Lower depreciation and amortization expenses related to AMS of $5 million were offset by a corresponding decrease in related revenues.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The Houston Electric T&D reportable segment reported operating income of $522 million for the nine months ended September 30, 2019, consisting of $495 million from the TDU and $27 million related to the Bond Companies. For the nine months ended September 30, 2018, operating income totaled $523 million, consisting of $480 million from the TDU and $43 million related to the Bond Companies.

TDU operating income increased $15 million, primarily due to the following key factors:

•	customer growth of $22 million from the addition of over 48,000 customers;

•	rate increases of $20 million related to distribution capital investments, exclusive of the TCJA mentioned above;

•	higher transmission-related revenues of $56 million, exclusive of the TCJA mentioned above, partially offset by higher transmission costs billed by transmission providers of $38 million;

•	decreased operation and maintenance expenses of $17 million, net of $10 million of Merger-related severance costs, primarily due to lower labor and benefits costs and lower support services costs; and

•	higher miscellaneous revenues of $13 million primarily related to right-of-way revenues.

These increases to operating income were partially offset by the following:

•	lower equity return of $24 million, primarily related to the annual true-up of transition charges to correct over-collections that occurred during the preceding 12 months;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $22 million;

•	lower usage of $16 million; and

•	lower revenue of $15 million related to the impact of the TCJA.

Lower depreciation and amortization expenses related to AMS of $27 million were offset by a corresponding decrease in related revenues.

Indiana Electric Integrated (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Indiana Electric Integrated reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of CenterPoint Energy’s Indiana Electric Integrated reportable segment:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019 (1)
	(in millions, except throughput and customer data)
Revenues	$165	$388
Expenses:
Utility natural gas, fuel and purchased power	46	112
Operation and maintenance	42	136
Depreciation and amortization	25	66
Taxes other than income taxes	4	10
Total expenses	117	324
Operating Income	$48	$64
Throughput (in GWh):
Retail	1,416	3,277
Wholesale	139	291
Total	1,555	3,568
Number of metered customers at end of period:
Residential	128,381	128,381
Total	147,337	147,337

(1)	Represents February 1, 2019 through September 30, 2019 results only due to the Merger.

Three months ended September 30, 2019

The Indiana Electric Integrated reportable segment reported operating income of $48 million for the three months ended September 30, 2019. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

Nine months ended September 30, 2019

The Indiana Electric Integrated reportable segment reported operating income of $64 million for the period ended September 30, 2019, which includes operation and maintenance expenses of $20 million for Merger-related severance and incentive compensation costs. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

Natural Gas Distribution (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas Distribution reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of CenterPoint Energy’s Natural Gas Distribution reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except throughput and customer data)
Revenues	$524	$410	$2,583	$2,058
Expenses:
Utility natural gas, fuel and purchased power	125	120	1,118	972
Operation and maintenance	221	183	767	592
Depreciation and amortization	108	73	308	210
Taxes other than income taxes	43	31	149	118
Total expenses	497	407	2,342	1,892
Operating Income	$27	$3	$241	$166
Throughput (in Bcf):
Residential	16	13	160	123
Commercial and industrial	88	53	326	208
Total Throughput	104	66	486	331
Number of customers at end of period:
Residential	4,194,232	3,205,916	4,194,232	3,205,916
Commercial and industrial	344,858	255,244	344,858	255,244
Total	4,539,090	3,461,160	4,539,090	3,461,160

Three months ended September 30, 2019 compared to three months ended September 30, 2018

CenterPoint Energy’s Natural Gas Distribution reportable segment reported operating income of $27 million for the three months ended September 30, 2019 compared to $3 million for the three months ended September 30, 2018.

Operating income increased $24 million primarily as a result of the following key factors:

•	lower operation and maintenance expenses of $12 million primarily driven by lower support services costs and lower labor and benefits costs in CERC’s NGD service territories;

•	rate increases of $9 million, exclusive of the TCJA impact discussed below, from rate filings in CERC’s NGD service territories;

•	a $7 million increase in operating income associated with the natural gas businesses acquired in the Merger, which includes the addition of over 1 million customers in Indiana and Ohio; and

•	a $3 million increase in revenues associated with customer growth from the addition of over 47,000 new customers in CERC’s NGD service territories.

These increases were partially offset by the following:

•
a $8 million decrease in revenues, primarily driven by the timing of a decoupling mechanism (a revenue stabilization mechanism used to adjust revenues impacted by changes in natural gas consumption, including usage and weather) in Minnesota in CERC’s NGD service territory; and

•	lower revenue of $2 million related to the impact of the TCJA in CERC’s NGD service territories.

Increased operation and maintenance expenses related to increased gross receipts taxes of $1 million were offset by corresponding increases in the related revenues in CERC’s service territories. Decreased operation and maintenance expenses related to energy efficiency programs of $2 million were offset by corresponding decreases in the related revenues in CERC’s NGD service territories.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

CenterPoint Energy’s Natural Gas Distribution reportable segment reported operating income of $241 million for the nine months ended September 30, 2019 compared to $166 million for the nine months ended September 30, 2018.

Operating income increased $75 million primarily as a result of the following key factors:

•	rate increases of $30 million, exclusive of the TCJA impact discussed below, from rate filings in CERC’s NGD service territories;

•
a $29 million increase in operating income associated with the natural gas businesses acquired in the Merger for the period from February 1, 2019 through September 30, 2019, which includes operation and maintenance expenses of $44 million for Merger-related severance and incentive compensation costs, as well as the addition of over 1 million customers in Indiana and Ohio;

•	a $22 million increase in revenues for usage, partially driven by the timing of a decoupling mechanism discussed above in Minnesota in CERC’s NGD service territory; and

•	an $11 million increase in revenues associated with customer growth from the addition of over 47,000 new customers in CERC’s NGD service territories.

These increases were partially offset by the following:

•	lower revenue of $16 million related to the impact of the TCJA in CERC’s NGD service territories; and

•	increased depreciation and amortization expense of $7 million, primarily due to ongoing additions to plant-in-service, in CERC’s NGD service territories.

Increased operation and maintenance expenses related to increased gross receipts taxes of $2 million were offset by corresponding increases in the related revenues in CERC’s NGD service territories. Decreased operation and maintenance expenses related to energy efficiency programs of $13 million and rate case amortization of $1 million were offset by corresponding decreases in the related revenues in CERC’s NGD service territories.

Natural Gas Distribution (CERC)

For information regarding factors that may affect the future results of operations of CERC’s Natural Gas Distribution reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of CERC’s Natural Gas Distribution reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except throughput and customer data)
Revenues	$398	$410	$2,106	$2,058
Expenses:		—
Utility natural gas	105	120	980	972
Operation and maintenance	169	183	579	592
Depreciation and amortization	71	73	216	210
Taxes other than income taxes	33	31	119	118
Total expenses	378	407	1,894	1,892
Operating Income	$20	$3	$212	$166
Throughput (in Bcf):
Residential	12	13	125	123
Commercial and industrial	53	53	214	208
Total Throughput	65	66	339	331
Number of customers at end of period:
Residential	3,250,810	3,205,916	3,250,810	3,205,916
Commercial and industrial	257,655	255,244	257,655	255,244
Total	3,508,465	3,461,160	3,508,465	3,461,160

Three months ended September 30, 2019 compared to three months ended September 30, 2018

CERC’s Natural Gas Distribution reportable segment reported operating income of $20 million for the three months ended September 30, 2019 compared to $3 million for the three months ended September 30, 2018.

Operating income increased $17 million primarily as a result of the following key factors:

•	lower operation and maintenance expenses of $12 million primarily driven by lower support services costs and lower labor and benefits costs;

•	rate increases of $9 million, exclusive of the TCJA impact discussed below; and

•	a $3 million increase in revenues associated with customer growth from the addition of over 47,000 new customers.

These increases were partially offset by the following:

•
a $8 million decrease in revenues, primarily driven by the timing of a decoupling mechanism (a revenue stabilization mechanism used to adjust revenues impacted by changes in natural gas consumption, including usage and weather) in Minnesota; and

•	lower revenue of $2 million related to the impact of the TCJA.

Increased operation and maintenance expenses related to increased gross receipts taxes of $1 million were offset by corresponding increases in the related revenues. Decreased operation and maintenance expenses related to energy efficiency programs of $2 million were offset by corresponding decreases in the related revenues.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

CERC’s Natural Gas Distribution reportable segment reported operating income of $212 million for the nine months ended September 30, 2019 compared to $166 million for the nine months ended September 30, 2018.

Operating income increased $46 million primarily as a result of the following key factors:

•	rate increases of $30 million, exclusive of the TCJA impact discussed below;

•	a $22 million increase in revenues for usage, partially driven by the timing of a decoupling mechanism in Minnesota discussed above; and

•	an $11 million increase in revenues associated with customer growth from the addition of over 47,000 new customers.

These increases were partially offset by the following:

•	lower revenue of $16 million related to the impact of the TCJA; and

•	increased depreciation and amortization expense of $7 million, primarily due to ongoing additions to plant-in-service.

Increased operation and maintenance expenses related to increased gross receipts taxes of $2 million were offset by corresponding increases in the related revenues. Decreased operation and maintenance expenses related to energy efficiency programs of $13 million and rate case amortization of $1 million were offset by corresponding decreases in the related revenues.

Energy Services (CenterPoint Energy and CERC)

For information regarding factors that may affect the future results of operations of the Energy Services reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of the Energy Services reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except throughput and customer data)
Revenues	$745	$920	$2,846	$3,065
Expenses:
Non-utility cost of revenues, including natural gas	716	897	2,696	2,998
Operation and maintenance	23	28	73	74
Depreciation and amortization	4	4	12	12
Taxes other than income taxes	—	—	1	1
Total expenses	743	929	2,782	3,085
Operating Income (Loss)	$2	$(9)	$64	$(20)

Timing impacts related to mark-to-market gain (loss)	$(2)	$1	$47	$(71)
Throughput (in Bcf)	283	307	960	993
Approximate number of customers at end of period (1)	31,000	30,000	31,000	30,000

(1)
Does not include approximately 66,000 and 67,000 natural gas customers as of September 30, 2019 and 2018, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The Energy Services reportable segment reported operating income of $2 million for the three months ended September 30, 2019 compared to an operating loss of $9 million for the three months ended September 30, 2018.

Operating income increased $11 million primarily as a result of the following key factors:

•	a $10 million increase in margin due to fewer opportunities to optimize natural gas supply costs in the third quarter of 2018; and

•	a $4 million decrease in operation and maintenance expenses, primarily due to lower support services expenses.

These increases were partially offset by a $3 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The Energy Services reportable segment reported operating income of $64 million for the nine months ended September 30, 2019 compared to an operating loss of $20 million for the nine months ended September 30, 2018.

Operating income increased $84 million primarily as a result of a $118 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. This increase was partially offset by a $34 million decrease in margin due to fewer opportunities to optimize natural gas costs relative to last year, primarily in the first quarter of 2019. Specifically, weather-facilitated market impacts in various regions of the continental United States during the three months ended March 31, 2018 allowed Energy Services to increase its margins in the first quarter of 2018.

Infrastructure Services (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Infrastructure Services reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of the Infrastructure Services reportable segment:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019 (1)
	(in millions)
Revenues	$377	$849
Expenses:
Non-utility cost of revenues, including natural gas	96	228
Operation and maintenance	223	530
Depreciation and amortization	15	39
Taxes other than income taxes	1	2
Total expenses	335	799
Operating Income	$42	$50
Backlog at period end (2):
Blanket contracts (3)	$637	$637
Bid contracts (4)	301	301
Total	$938	$938

(1)	Represents February 1, 2019 through September 30, 2019 results only due to the Merger.

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

Three months ended September 30, 2019

The Infrastructure Services reportable segment reported operating income of $42 million for the three months ended September 30, 2019, which includes $6 million of Merger-related amortization of intangibles for construction backlog recorded in non-utility cost of revenues, including natural gas, and $3 million of Merger-related intangibles amortization recorded in depreciation and amortization. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

Nine months ended September 30, 2019

The Infrastructure Services reportable segment reported operating income of $50 million for the nine months ended September 30, 2019, which includes $13 million for Merger-related severance and incentive compensation costs, $15 million of Merger-related amortization of intangibles for construction backlog recorded in non-utility cost of revenues, including natural gas, and $10 million of Merger-related intangibles amortization recorded in depreciation and amortization. These results are not comparable to the prior year as this reportable segment was acquired in the Merger as discussed in Note 3 to the Interim Condensed Financial Statements.

Midstream Investments (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Midstream Investments reportable segment, please read “Risk Factors — Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides pre-tax equity income of the Midstream Investments reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Equity in earnings from Enable, net	$77	$81	$213	$208

Corporate and Other (CenterPoint Energy)

The following table shows the operating income (loss) of CenterPoint Energy’s Corporate and Other reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$93	$3	$215	$11
Expenses:
Non-utility cost of revenues, including natural gas	68	—	158	—
Operation and maintenance	2	(13)	25	(14)
Depreciation and amortization	16	9	44	24
Taxes other than income taxes	3	2	5	6
Total	89	(2)	232	16
Operating Income (Loss)	$4	$5	$(17)	$(5)

Three months ended September 30, 2019 compared to three months ended September 30, 2018

CenterPoint Energy’s Corporate and Other reportable segment reported operating income of $4 million for the three months ended September 30, 2019 compared to operating income of $5 million for the three months ended September 30, 2018.

The operating income decreased $1 million due to a $9 million increase in operation and maintenance expenses primarily for Merger-related transaction and integration costs, which was offset by $8 million in operating income associated with ESG, which was acquired in the Merger, including Merger-related amortization of intangibles for operation and maintenance agreements and construction backlog recorded in non-utility cost of revenues, including natural gas of $2 million.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

CenterPoint Energy’s Corporate and Other reportable segment reported an operating loss of $17 million for the nine months ended September 30, 2019 compared to an operating loss of $5 million for the nine months ended September 30, 2018.

The operating loss increased $12 million due to a $20 million increase in operation and maintenance expenses primarily for Merger-related transaction and integration costs, which was partially offset by:

•
a $5 million operating income associated with ESG, which was acquired in the Merger, for the period February 1, 2019 through September 30, 2019, including operation and maintenance expenses of $2 million for Merger-related severance and incentive compensation costs, Merger-related amortization of intangibles for operation and maintenance agreements and construction backlog recorded in non-utility cost of revenues, including natural gas of $4 million and Merger-related intangibles amortization recorded in depreciation and amortization of $1 million; and

•	a $3 million property tax refund.

Corporate and Other (CERC)

The following table shows the operating income (loss) of CERC’s Corporate and Other reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$3	$—	$4	$—
Expenses	2	1	3	—
Operating Income (Loss)	$1	$(1)	$1	$—

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K, in Item 1A of Part II of this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,086	$595	$513	$1,679	$788	$850
Investing activities	(7,775)	(1,504)	(515)	(674)	(663)	(359)
Financing activities	2,708	786	(21)	(970)	(82)	(502)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$136	$(217)	$154
Changes in working capital	(768)	53	(311)
Change in equity in earnings from Enable, net of distributions (1)	28	—	—
Changes related to discontinued operations	—	—	(176)
Lower pension contribution	(27)	—	—
Other	38	(29)	(4)
	$(593)	$(193)	$(337)

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of marketable securities in 2018	$(398)	$—	$—
2019 mergers and acquisitions, net of cash acquired (See Note 3 to the Interim Condensed Financial Statements)	(5,991)	—	—
Higher capital expenditures	(701)	(66)	(135)
Net change in notes receivable from affiliated companies	—	(772)	27
Change in distributions from Enable in excess of cumulative earnings	(30)	—	—
Changes related to discontinued operations	—	—	(47)
Other	19	(3)	(1)
	$(7,101)	$(841)	$(156)

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the nine months ended September 30, 2019 compared to the same period of 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$3,135	$—	$900
Decreased proceeds from issuances of preferred stock	(790)	—	—
Net changes in long-term debt outstanding, excluding commercial paper	1,062	276	(599)
Net changes in debt issuance costs	17	(4)	5
Net changes in short-term borrowings	39	—	39
Distributions to ZENS note holders in 2018	398	—	—
Increased payment of Common Stock dividends	(73)	—	—
Increased payment of preferred stock dividends	(101)	—	—
Net change in notes payable from affiliated companies	—	(16)	570
Contribution from parent	—	590	(600)
Dividend to parent	—	23	167
Other	(9)	(1)	(1)
	$3,678	$868	$481

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series B Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining three months of 2019 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$704	$307	$221
Scheduled principal payments on Securitization Bonds	69	69	—

For an update on CenterPoint Energy’s contractual obligations following the Merger, see Notes 12, 14 and 19 to the Interim Condensed Financial Statements.

The Registrants expect that anticipated cash needs for the remaining three months of 2019 will be met with borrowings under their credit facilities, bank loans, proceeds from the issuance of long-term debt, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and with respect to CenterPoint Energy, distributions from Enable. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 12, guarantees as discussed in Note 14(b) to the Interim Condensed Financial Statements and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Houston Electric Base Rate Case (CenterPoint Energy and Houston Electric)

On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for revenue increases of approximately $194 million, excluding a rider to refund approximately $40 million annually over three years discussed below. This rate filing is based on a rate base of $6.4 billion, a 50% debt, 50% equity capital structure, and a 10.4% ROE. Houston Electric last filed for a base rate increase on June 30, 2010, with a test year ending December 31, 2009. Houston Electric also requested a prudency determination on all capital investments made since January 1, 2010, the establishment of a rider to refund over three years to its customers approximately $119 million of unprotected EDIT resulting from the TCJA, updated depreciation rates and approval to clarify and update various non-rate tariff provisions. Recovery of all reasonable and necessary rate case expenses for this case and certain prior rate case proceedings were severed into a separate proceeding. A hearing was held June 24–28, 2019.

On September 16, 2019, the ALJs issued a PFD recommending a revenue increase of approximately $2.6 million based on a 55% debt, 45% equity capital structure, a 9.42% ROE, rate base reductions of approximately $350 million, operation and maintenance expense disallowances and certain “ring-fencing” measures. If the PFD were approved in its entirety, it would result, among other things, in a one-time refund obligation of capital previously recovered through Houston Electric’s TCOS and DCRF mechanisms, and a pre-tax write-off of approximately $120 million for rate base disallowance of assets recorded in CenterPoint Energy’s and Houston Electric’s Condensed Consolidated Balance Sheets as of September 30, 2019. The amount of any refunds for previously recovered capital would be determined in a separate proceeding with the PUCT. Furthermore, the PFD recommends a separate proceeding with the PUCT to determine the amount, if any, of $158 million EDIT on Houston Electric’s securitized assets to be provided to customers. Parties filed exceptions and replies to exceptions in October 2019.

A summary of the PFD impacts are as follows, assuming the issues identified in the PFD as noted in Houston Electric’s exceptions to the PFD filing with the PUCT are adjusted:

(in millions)
Operating income impact from Houston Electric's request	$111
PFD proposed reductions:
ROE and equity ratio	(62)
Rate base disallowances	(25)
Operations and maintenance expenses	(39)
Weather normalization	(12)
Operating income impact from PFD	$(27)

Total operating income change from request to PFD	$(138)

The PUCT has not yet begun deliberating on the PFD, which is prepared by judges at a different state agency. A final order from the PUCT is currently expected in the fourth quarter of 2019, but motions for rehearing, if granted, could result in the order being issued in 2020. CenterPoint Energy and Houston Electric cannot predict the outcome of the proceeding.

CenterPoint Energy and Houston Electric records pre-tax expense for disallowed capital investments and customer refund obligations when the amounts are deemed both probable and estimable.

Brazos Valley Connection Project (CenterPoint Energy and Houston Electric)

Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project reported to the PUCT in December 2018 were $281 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. Houston Electric applied for interim recovery of project costs incurred through July 31, 2018, which were not already included in rates in a filing with the PUCT in September 2018 and received approval for interim recovery in November 2018. Final approval by the PUCT of the project costs is expected to occur in Houston Electric’s pending base rate case discussed above.

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of the Bailey to Jones Creek

Project. On December 12, 2017, Houston Electric received approval from ERCOT. In September 2018, Houston Electric filed a certificate of convenience and necessity application with the PUCT that included capital cost estimates for the project that ranged from approximately $482-$695 million, which were higher than the initial cost estimates. The revised project cost estimates include additional costs associated with the routing of the line to mitigate environmental and other land use impacts and structure design to address soil and coastal wind conditions. The actual capital costs of the project will depend on those factors as well as other factors, including land acquisition costs, construction costs and the ultimate route approved by the PUCT. On the request of the PUCT, ERCOT intervened in the proceeding and performed a re-evaluation of the cost-effectiveness of the proposed project. Based on that re-evaluation, ERCOT reaffirmed the recommended transmission option for the project. An unopposed settlement agreement was filed on August 15, 2019, under which Houston Electric would construct the project at an estimated cost of approximately $483 million. Houston Electric anticipates that the PUCT will issue a final decision on the certificate of convenience and necessity application in the fourth quarter of 2019.

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

As a part of this same proceeding, Indiana Electric also sought recovery under Indiana Senate Bill 251 of costs to be incurred for environmental investments to be made at its F.B. Culley generating plant to comply with ELG and CCR rules. The F.B. Culley investments, estimated to be approximately $95 million, began in 2019 and will allow the F.B. Culley Unit 3 generating facility to comply with environmental requirements and continue to provide generating capacity to Indiana Electric’s customers. Under Indiana Senate Bill 251, Indiana Electric sought authority to recover 80% of the approved costs, including a return, using a tracking mechanism, with the remaining 20% of the costs deferred for recovery in Indiana Electric’s next base rate proceeding.

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

Indiana Electric Solar Project (CenterPoint Energy)

On February 20, 2018, Indiana Electric announced it was finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP, with a petition seeking authority to recover costs associated with the project pursuant to Indiana Senate Bill 29. Indiana Electric filed a settlement agreement with the intervening parties whereby the energy produced by the solar farm would be set at a fixed market rate over the life of the investment and recovered within Indiana Electric’s CECA mechanism. On March 20, 2019, the IURC approved the settlement. Indiana Electric reached an agreement with the other settling parties to amend the settlement agreement to ensure the project would not cause negative tax consequences. The amendment must be approved by the IURC. Indiana Electric has filed the amended settlement agreement with the IURC and a hearing is scheduled to be held in January 2020.

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

The table below reflects significant applications pending or completed since the Registrants’ combined 2018 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
Rate Case (1)	$155	April 2019	TBD	TBD	See discussion above under Houston Electric Base Rate Case.
EECRF	7	May 2019	March 2020	October 2019	The PUCT issued a final order in October 2019 approving recovery of 2020 EECRF of $35 million, including a $7 million performance bonus.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	20	March 2019	July 2019	June 2019	Based on net change in invested capital of $123 million.
CenterPoint Energy and CERC - Houston and Texas Coast (Railroad Commission)
Administrative 104.111	n/a	August 2019	TBD	TBD
On August 1, 2019, and subsequent supplemental filings in August and October 2019, Houston and Texas Coast proposed a rider to refund over three years to its Houston and Texas Coast customers combined, approximately $18 million of unprotected EDIT related to the TCJA.

CenterPoint Energy and CERC - Arkansas (APSC)
FRP	7	April 2019	October 2019	August 2019
Based on ROE of 9.5% approved in the last rate case. On August 23, 2019, the APSC approved a unanimous comprehensive settlement that results in an FRP revenue increase of $7 million and includes additional non-monetary items.

CenterPoint Energy and CERC - Louisiana (LPSC)
RSP (1)	3	September 2019	December 2019	TBD	Based on ROE of 9.95%.
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	11	May 2019	October 2019	September 2019	CIP Financial Incentive based on 2018 activity.
Decoupling	n/a	September 2019	September 2019	TBD
Represents over-recovery of $21 million recorded for and during the period July 1, 2018 through June 30, 2019, partially offset by over-refund of $2 million related to the period July 1, 2017 through June 30, 2018.

Rate Case (1)	62	October 2019	TBD	TBD	Reflects a proposed 10.15% ROE on a 51.39% equity ratio. Interim rates reflecting an annual increase of $53 million requested to be effective January 1, 2020.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA (1)	2	May 2019	TBD	TBD	Based on ROE of 9.26%.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC	2	March 2019	September 2019	August 2019	Based on ROE of 10%. On July 26, 2019, the ALJ recommended that the OCC approve an increase of $2 million. On August 29, 2019, the OCC approved the ALJ-recommended revenue increase of $2 million.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	3	October 2018	January 2019	January 2019
Requested an increase of $16 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in a change of $(1) million, and a change in the total (over)/under-recovery variance of $(3) million annually.

CSIA	5	April 2019	July 2019	July 2019
Requested an increase of $22 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $3 million annually.

CSIA (1)	3	October 2019	January 2020	TBD
Requested an increase of $18 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $(0.2) million annually.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana North - Gas (IURC)
CSIA	3	October 2018	January 2019	January 2019
Requested an increase of $54 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in a change of $(11) million, and a change in the total (over)/under-recovery variance of $(19) million annually.

CSIA	12	April 2019	July 2019	July 2019
Requested an increase of $58 million to rate base, which reflects a $12 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $14 million annually.

CSIA (1)	4	October 2019	January 2020	TBD
Requested an increase of $29 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $(7) million annually.

CenterPoint Energy - Ohio (PUCO)
DRR	11	May 2019	September 2019	August 2019
Requested an increase of $78 million to rate base for investments made in 2018, which reflects a $11 million annual increase in current revenues. A change in (over)/under-recovery variance of $(3) million annually is also included in rates. All pre-2018 investments are included in rate case request.

Rate Case	23	March 2018	September 2019	August 2019
Settlement agreement approved by PUCO Order that provides for a $23 million annual increase in current revenues. Order based upon $622 million of total rate base, a 7.48% overall rate of return, and extension of conservation and DRR programs.

TSCR (1)	(18)	January 2019	TBD	TBD
Application to flow back to customers certain benefits from the TCJA. Initial impact reflects credits for 2018 of $(10) million and 2019 of $(8) million, with mechanism to begin subsequent to new base rates. Order is expected in the fourth quarter of 2019 or early 2020.

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

Tax Reform

TCJA-related 2018 tax expense refunds are currently included in the Registrants’ existing rates and are therefore reducing the Registrants’ current annual revenue. The TCJA-related 2018 tax expense refunds for Houston Electric were completed in September 2019. However, in Houston Electric’s rate case filed in April 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric is proposing to continue returning other benefits of the TCJA through a separate rider that will return approximately $119 million to customers over the next three years. The TCJA is also expected to continue to return benefits to customers through Houston Electric’s base rates by approximately $73 million per year.

CenterPoint Energy’s electric and natural gas utilities in Indiana and Ohio, which were acquired during the Merger, currently recover corporate income tax expense in approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within Indiana and Ohio, respectively. In addition, the IURC and PUCO have ordered each utility to establish regulatory liabilities to record all estimated impacts of tax reform starting January 1, 2018 until the date when rates are adjusted to capture these impacts. In Indiana, in response to Vectren’s pre-Merger filing for proposed changes to its rates and charges to consider the impact of the lower federal income tax rates, the IURC approved an initial reduction to current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. The refund of EDIT and regulatory liabilities commenced in November 2018 for Indiana electric customers and in January 2019 for Indiana gas customers. In Ohio, the initial rate reduction to current rates and charges became effective upon conclusion of its pending base rate case on August 28, 2019. In January 2019, an application was filed with PUCO in compliance with its October 2018 order requiring utilities to file for a request to adjust rates to reflect the impact of the TCJA, requesting authority to implement a rider to flow back to customers the tax benefits realized under the TCJA, including the refund of EDIT and regulatory liabilities. CenterPoint Energy expects this proceeding to be approved in the fourth quarter of 2019 or early 2020.

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

On April 13, 2017, as part of the U.S. President’s Administration’s regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. On September 13, 2017, the EPA finalized a rule postponing certain interim compliance dates by two years, but did not postpone the final compliance deadline of December 31, 2023. In April 2018, the EPA published an effluent guidelines program plan that anticipated a December 2019 rule revising the effluent limitations and pre-treatment standards for existing sources in the 2015 rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the ELG rule that selected impoundment as the best available technology for legacy wastewater and leachate. It is not clear what revisions to the ELG rule the EPA will implement, or what effect those revisions may have. As Indiana Electric does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, it does not anticipate immediate impacts from the EPA’s two-year extension of preliminary implementation deadlines due to the longer compliance time frames granted by IDEM and will continue to work with IDEM to evaluate further implementation plans. On November 4, 2019, the EPA released a pre-publication copy of proposed revisions to the CCR and ELG rules.  CenterPoint Energy will evaluate the proposals to determine potential impacts to current compliance plans for its A.B. Brown and F.B. Culley generating stations.

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

FERC Revised Policy Statement (CenterPoint Energy and CERC)

The regulation of midstream energy infrastructure assets has a significant impact on Enable’s business. For example, Enable’s interstate natural gas transportation and storage assets are subject to regulation by the FERC under the Natural Gas Act. In March 2018, the FERC announced a Revised Policy Statement stating that it would no longer allow pipelines organized as a master limited partnership to recover an income tax allowance in their cost-of-service rates. In July 2018, the FERC issued new regulations which required all FERC-regulated natural gas pipelines to make a one-time Form No. 501-G filing providing certain financial information. In October 2018, Enable Gas Transmission, LLC filed its Form No. 501-G and filed a statement that it intended to take no other action. On March 8, 2019, the FERC terminated the 501-G proceeding and required no other action. MRT did not file a FERC Form No. 501-G because it had filed a general rate case in June 2018. In July 2018, the FERC issued an order accepting MRT’s proposed rate increases subject to refund upon a final determination of MRT’s rates and ordering MRT to refile its rate case to reflect the elimination of an income tax allowance in its cost-of-service rates. On August 30, 2018, MRT submitted a supplemental filing to comply with the FERC’s order. MRT has appealed the FERC’s order to eliminate the income tax allowance in its cost-of-service rates. The FERC set MRT’s re-filed rate case for hearing. The procedural schedule has been suspended to afford MRT time to file a settlement. If a settlement is not filed or all of the participants do not agree to a settlement, then the proceeding may advance to hearing.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $5.1 billion as of September 30, 2019. As of October 25, 2019, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of October 25, 2019
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$3,300	$—	$6	$1,412	2.14%	March 3, 2022
CenterPoint Energy (1)	400	—	—	282	2.08%	July 14, 2022
CenterPoint Energy (2)	200	—	—	—	—%	July 14, 2022
Houston Electric	300	—	—	—	—%	March 3, 2022
CERC	900	—	1	320	2.08%	March 3, 2022
Total	$5,100	$—	$7	$2,014

(1)	The credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(2)	The credit facility was issued by VCC and is guaranteed by Vectren.

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

Temporary Investments

As of October 25, 2019, the Registrants had no temporary investments.

Money Pools

The Registrants participate in money pools through which they and certain of their subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the CenterPoint Energy money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. The net funding requirements of the CERC money pool are expected to be met with borrowings under CERC’s revolving credit facility or the sale of CERC’s commercial paper. The money pools may not provide sufficient funds to meet the Registrants’ cash needs.

The table below summarizes CenterPoint Energy money pool activity by Registrant as of October 25, 2019:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	2.17%	$789	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. On October 25, 2019, Moody’s downgraded VUHI’s and Indiana Gas’ senior unsecured debt rating to A3 from A2 and SIGECO’s senior secured debt rating to A1 from Aa3. The outlooks of VUHI, Indiana Gas and SIGECO were revised to stable from negative. As of October 25, 2019, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	VUHI Senior Unsecured Debt	A3	Stable	BBB+	Stable	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	A3	Stable	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A1	Negative	A	Stable	A+	Stable
CERC	CERC Corp. Senior Unsecured Debt	Baa1	Positive	BBB+	Stable	BBB+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of September 30, 2019, the impact on the borrowing costs under the five revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments.

CES, operating in the Energy Services reportable segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of September 30, 2019, the amount posted by CES as collateral aggregated approximately $69 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. CenterPoint Energy and CERC estimate that as of September 30, 2019, unsecured credit limits extended to CES by counterparties aggregated $467 million, and none of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $165 million as of September 30, 2019. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on September 30, 2019, deferred taxes of approximately $432 million would have been payable in 2019. If all the ZENS-Related Securities had been sold on September 30, 2019, capital gains taxes of approximately $133 million would have been payable in 2019 based on 2019 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

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

•	increased costs related to the acquisition of natural gas (CenterPoint Energy and CERC);

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy and CERC);

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	slower customer payments and increased write-offs of receivables due to higher natural gas prices or changing economic conditions (CenterPoint Energy and CERC);

•	the satisfaction of any obligations pursuant to guarantees;

•	the outcome of litigation;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2018 Form 10-K and in Item 1A of Part II of this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES
Impairment of Goodwill

CenterPoint Energy and CERC perform the annual goodwill impairment test in the third quarter of each year and additional tests are performed if events or circumstances indicate that a potential goodwill impairment may exist. A reporting unit is an operating segment or one level below an operating segment (a component) and is the level at which goodwill is tested for impairment. CenterPoint Energy’s reporting units approximate its applicable reportable segments with the exception of ESG, which is a separate reporting unit, but is included in CenterPoint Energy’s Corporate and Other reportable segment for segment reporting purposes. CERC’s reporting units approximate its reportable segments.

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

The determination of fair value requires significant assumptions by management which are subjective and forward-looking in nature. To assist in deriving these assumptions, CenterPoint Energy and CERC utilized a third-party valuation specialist in both determining and testing key assumptions used in the valuation of each of its reporting units. CenterPoint Energy and CERC based their assumptions on projected financial information that they believe are reasonable; however, actual results may differ materially from those projections. These projected cash flows factor into planned growth initiatives, and for certain reporting units, the regulatory environment.

CenterPoint Energy and CERC completed their 2019 annual goodwill impairment test as of July 1, 2019 and determined, based on an income approach or a weighted combination of income and market approaches, that no goodwill impairment charge was required for any reporting unit. The fair values of each reporting unit significantly exceeded the carrying value of the reporting unit with the exception of CenterPoint Energy’s Infrastructure Services and ESG reporting units. Infrastructure Services’ fair value exceeded its carrying values by 6% and it had total goodwill of $355 million. ESG’s fair value exceeded its carrying value by 8% and had total goodwill of $127 million. These reporting units are comprised entirely of recent acquired businesses, where assets and liabilities were adjusted to fair value and as a result, carrying values approximate fair value. These reporting units have a greater risk of future impairment if their operations were to experience a decline or if market rates were to increase.

Additionally, CenterPoint Energy’s measurement period for the acquisition of Vectren remains open as of September 30, 2019 and is expected to conclude by December 31, 2019. The goodwill assigned to these reporting units as of the testing date is preliminary and subject to change. See Note 3 to the Registrants Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s valuation analysis of Vectren post-Merger.

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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2019, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $3.6 billion and $210 million as of September 30, 2019 and December 31, 2018, respectively. If the floating interest rates were to increase by 10% from September 30, 2019 rates, CenterPoint Energy’s combined interest expense would increase by approximately $9 million annually.

As of September 30, 2019 and December 31, 2018, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $11.3 billion and $9.0 billion, respectively, in principal amount and having a fair value of $12.4 billion and $9.2 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $346 million if interest rates were to decline by 10% from levels at September 30, 2019. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $21 million as of September 30, 2019 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $3 million if interest rates were to decline by 10% from levels at September 30, 2019. Changes in the fair value of the derivative component, a $817 million recorded liability at September 30, 2019, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2019 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the condensed consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the September 30, 2019 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as an unrealized loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy uses derivative instruments as economic hedges to offset the commodity price exposure inherent in its Energy Services business. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. CenterPoint Energy measures this commodity risk using a sensitivity analysis. For purposes of this analysis, CenterPoint Energy estimates commodity price risk by applying a $0.50 change in the forward NYMEX price to its net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of September 30, 2019, the recorded fair value of CenterPoint Energy’s non-trading energy derivatives was a net asset of $72 million (before collateral), all of which is related to the Energy Services reportable segment. A $0.50 change in the forward NYMEX price would have had a combined impact of $13 million on CenterPoint Energy’s non-trading energy derivatives net asset and the market value of natural gas inventory.

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

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of September 30, 2019, the recorded fair value of non-trading energy derivative liabilities was $20 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2019 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

On the Merger Date, CenterPoint Energy completed the acquisition of Vectren. CenterPoint Energy is currently in the process of evaluating the control environment and implementing CenterPoint Energy’s internal control structure over the acquired operations. This effort is expected to continue through 2019. With the exception of the implementation of the Vectren acquisition into CenterPoint Energy’s control structure, there has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Other than with respect to the risk factor set forth below, which pertains to CenterPoint Energy and Houston Electric, there have been no material changes from the risk factors disclosed in our combined 2018 Form 10-K.

The outcome of the pending Houston Electric rate case, including the imposition of any “ring-fencing” measures, could adversely affect CenterPoint Energy’s and Houston Electric’s reputation, cash flows, credit quality, financial condition and results of operations and may result in a delay or denial of the ability to earn an expected return on invested capital and fully recover costs as well as the degradation in credit metrics resulting in downgrades at one or more credit rating agencies

In Houston Electric’s pending rate case, the ALJs at the Texas State Office of Administrative Hearings have recommended in their PFD, among other items, various rate base disallowances, a reduction in allowed return on equity, reductions to operation and maintenance expenses and a change to Houston Electric’s proposed capital structure. If the PFD were to be approved and adopted in its entirety, the PFD would result in an operating income reduction of $155 million, or, assuming certain issues identified in the PFD (as noted in Houston Electric’s exceptions to the PFD filing with the PUCT) are adjusted, $138 million, from Houston Electric’s request. This equates to a $27 million operating income reduction to CenterPoint Energy’s and Houston Electric’s current rates in place. Additionally, CenterPoint Energy and Houston Electric would expect to incur a pre-tax write-off of approximately $120 million and a one-time refund obligation of capital recovered from TCOS and DCRF mechanisms. The PFD recommends a separate proceeding with the PUCT to determine the amount, if any, of $158 million EDIT on securitized assets to be provided to customers. Furthermore, the PFD recommendations, if approved and adopted by the PUCT, would result in significant reduction in CenterPoint Energy’s and Houston Electric’s funds from operations, or FFO, as calculated by rating agencies, and potentially degrade CenterPoint Energy’s and Houston Electric’s credit metrics. The resulting decrease in cash flows from these recommendations and proposals, if approved and adopted by the PUCT, would potentially result in the degradation of CenterPoint Energy’s and Houston Electric’s credit quality, which may lead to downgrades at one or more credit rating agencies.  Such downgrades, in turn, could increase the cost of capital for CenterPoint Energy and Houston Electric, among other potential effects.

If the PUCT were to adopt all these recommendations, the negative implications to CenterPoint Energy’s and Houston Electric’s cash flows, credit quality and cost of capital could affect their ability to recover capital investments, meet PUCT reliability thresholds, and maintain their current high level of operational and customer service performance. Additionally, the recommendations in the PFD include certain “ring-fencing” measures to increase Houston Electric’s financial separateness from CenterPoint Energy and to purportedly mitigate the risk that Houston Electric would be harmed in the event of a bankruptcy or other adverse financial development affecting CenterPoint Energy. These recommendations included ordering Houston Electric to:

•	limit its payment of dividends to an amount not to exceed its net income (as determined in accordance with GAAP);

•
work to ensure that its credit ratings at all three major ratings agencies (S&P, Moody’s, and Fitch) remain at or above Houston Electric’s current credit ratings and, if Houston Electric’s credit rating at any one of the three major ratings agencies were to fall below BBB+ (or its equivalent) for Houston Electric’s senior secured debt, be required to suspend payment of dividends or other distributions, except for contractual tax payments, until otherwise allowed by the PUCT; and

•	ensure that its debt to equity ratio is at or below the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes in Houston Electric rate proceedings.

 These recommended ring-fencing measures, if ordered by the PUCT, could, among other things, cause Houston Electric to:

•
exceed its authorized equity levels in its authorized capital structure by limiting or prohibiting Houston Electric’s ability to true-up its capital structure through distributions to CenterPoint Energy;

•	be prohibited from participating in the CenterPoint Energy money pool, thereby increasing Houston Electric’s cost of capital and reducing Houston Electric’s return on short term investments;

•	realize increased administrative expenses due to increased separateness requirements and less ability to use shared services; and

•	in conjunction with the ALJs’ other recommendations in their PFD, suffer downgrades at one or more credit rating agencies, thereby increasing Houston Electric’s cost of capital.

The recommendations in the PFD described above (including the ring-fencing measures), if ordered by the PUCT, could adversely affect CenterPoint Energy’s and Houston Electric’s reputation, cash flows, credit quality, financial condition and results of operations.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	x	x
4.8	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	x		x
4.9	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	x
4.10	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	x
4.11	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.12	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	x		x
4.13	$400,000,000 Credit Agreement, dated as of July 14, 2017, among VUHI, as Borrower, certain Subsidiaries of VUHI, as Guarantors, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.1	x
4.14	$200,000,000 Credit Agreement, dated as of July 14, 2017, among VCC, as Borrower, Vectren Corporation, as Guarantor, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.2	x
4.15	Term Loan Agreement dated as of July 30, 2018, among VUHI, as Borrower, the Subsidiaries of Borrower identified herein as Guarantors and the banks named therein	Vectren’s Form 8-K dated July 30, 2018	1-15467	10.1	x
4.16	Term Loan Agreement dated as of September 14, 2018, among VCC, as Borrower, Vectren as Guarantor, and the banks named therein	Vectren’s Form 8-K dated September 18, 2018	1-15467	10.1	x
4.17	First Amendment to Term Loan Agreement, dated as of June 25, 2019, among VCC, as Borrower, Vectren as Guarantor and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2019	1-31447	4.17	x
4.18	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	x
4.19	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	x
+4.20
Supplemental Indenture No. 11 to Exhibit 4.19, dated as of August 14, 2019, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2024, 2.95% Senior Notes due 2030 and 3.70% Senior Notes due 2049
					x
+31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka				x
+31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka					x
+31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka						x
+31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu				x
+31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu					x
+31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu						x
+32.1.1	Section 1350 Certification of Scott M. Prochazka				x
+32.1.2	Section 1350 Certification of Scott M. Prochazka					x
+32.1.3	Section 1350 Certification of Scott M. Prochazka						x
+32.2.1	Section 1350 Certification of Xia Liu				x
+32.2.2	Section 1350 Certification of Xia Liu					x
+32.2.3	Section 1350 Certification of Xia Liu						x
+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
+101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
+101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
+104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

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

Date: November 7, 2019