Form 10-K
period 2019-12-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2020-02-27
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Registrant, State or Other Jurisdiction of Incorporation or Organization
Commission file number	Address of Principal Executive Offices, Zip Code and Telephone Number			I.R.S. Employer Identification No.

1-31447	CenterPoint Energy, Inc.			74-0694415
(a Texas corporation)
1111 Louisiana
	Houston,	Texas	77002
	(713)	207-1111

1-3187	CenterPoint Energy Houston Electric, LLC			22-3865106
(a Texas limited liability company)
1111 Louisiana
	Houston,	Texas	77002
	(713)	207-1111

1-13265	CenterPoint Energy Resources Corp.			76-0511406
(a Delaware corporation)
1111 Louisiana
	Houston,	Texas	77002
	(713)	207-1111

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Trading symbol(s)	Name of each exchange on which registered
CenterPoint Energy, Inc.	Common Stock, $0.01 par value	CNP	New York Stock Exchange
Chicago Stock Exchange
CenterPoint Energy, Inc.	Depositary shares, each representing a 1/20th interest in a share of 7.00% Series B Mandatory Convertible Preferred Stock, $0.01 par value	CNP/PB	New York Stock Exchange
CenterPoint Energy Houston Electric, LLC	9.15% First Mortgage Bonds due 2021	n/a	New York Stock Exchange
CenterPoint Energy Houston Electric, LLC	6.95% General Mortgage Bonds due 2033	n/a	New York Stock Exchange
CenterPoint Energy Resources Corp.	6.625% Senior Notes due 2037	n/a	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CenterPoint Energy, Inc.	Yes	☑	No ☐
CenterPoint Energy Houston Electric, LLC	Yes	☑	No ☐
CenterPoint Energy Resources Corp.	Yes	☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CenterPoint Energy, Inc.	Yes ☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes ☐	No	☑
CenterPoint Energy Resources Corp.	Yes ☐	No	☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No ☑
CenterPoint Energy Resources Corp.	Yes	☐	No ☑

The aggregate market values of the voting stock held by non-affiliates of the Registrants as of June 28, 2019 are as follows:

CenterPoint Energy, Inc. (using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to Securities Exchange Act of 1934 and excluding shares held by directors and executive officers)	$14,295,717,409
CenterPoint Energy Houston Electric, LLC	None
CenterPoint Energy Resources Corp.	None

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of  February 19, 2020:

CenterPoint Energy, Inc.	502,243,185	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2020 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

i

GLOSSARY
ACE	Affordable Clean Energy
ADFIT	Accumulated deferred federal income taxes
ADMS	Advanced Distribution Management System
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AFUDC	Allowance for funds used during construction
AGC	Alcoa Generating Corporation, a subsidiary of Alcoa, Inc.
Athena Energy Services	Athena Energy Services Buyer, LLC, a Delaware limited liability company and subsidiary of Energy Capital Partners, LLC
AMAs	Asset Management Agreements
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
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

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
Brazos Valley Connection	A portion of the Houston region transmission project between Houston Electric’s Zenith substation and the Gibbons Creek substation owned by the Texas Municipal Power Agency
Bridge Facility	A $5 billion 364-day senior unsecured bridge term loan facility
BTA	Best technology available
CCR	Coal Combustion Residuals
CEA	Commodities Exchange Act of 1936
CECA	Clean Energy Cost Adjustment
CECL	Current expected credit losses
CEIP	CenterPoint Energy Intrastate Pipelines, LLC
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
CFTC	Commodity Futures Trading Commission
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CME	Chicago Mercantile Exchange
CNG	Compressed natural gas

GLOSSARY
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
Code	The Internal Revenue Code of 1986, as amended
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets of Continuum Energy Services, LLC

CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCA	Distribution Contractors Association
DCRF	Distribution Cost Recovery Factor
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
Dth	Dekatherms
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EGT	Enable Gas Transmission, LLC
EIN	Employer Identification Number
ELG	Effluent Limitation Guidelines
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
EPA	Environmental Protection Agency
EPAct of 2005	Energy Policy Act of 2005
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERISA	Employee Retirement Income Security Act of 1974
ERO	Electric Reliability Organization
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
ESPC	Energy Savings Performance Contracting
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
FIP	Funding Improvement Plan
Fitch	Fitch Ratings, Inc.
FPA	Federal Power Act
FRP	Formula Rate Plan
Gas Daily	Platts gas daily indices
GenOn	GenOn Energy, Inc.
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Hart-Scott-Rodino Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
HVAC	Heating, ventilation and air conditioning

GLOSSARY
IBEW	International Brotherhood of Electrical Workers
ICA	Interstate Commerce Act of 1887
ICPA	Inter-Company Power Agreement
IDEM	Indiana Department of Environmental Management
IG	Intelligent Grid
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Infrastructure Services	Provides underground pipeline construction and repair services through Vectren’s wholly-owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC
Internal Spin	CERC’s contribution of its equity investment in Enable to CNP Midstream (detailed in Note 11 to the consolidated financial statements)
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
LPSC	Louisiana Public Service Commission
LTIPs	Long-term incentive plans
MATS	Mercury and Air Toxics
MCRA	MISO Cost and Revenue Adjustment
Meredith	Meredith Corporation
Merger
The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc., which closed on February 1, 2019

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	Mobile Energy Solutions
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MLP	Master Limited Partnership
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MP2017	2017 pension mortality improvement scale developed annually by the Society of Actuaries
MP2018	2018 pension mortality improvement scale developed annually by the Society of Actuaries
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable-Mississippi River Transmission, LLC
Mva	Megavolt amperes
MW	Megawatt
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation
NESHAPS	National Emission Standards for Hazardous Air Pollutants
NGA	Natural Gas Act of 1938
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978

GLOSSARY
NGPSA	Natural Gas Pipeline Safety Act of 1968
NOPR	Notice of Proposed Rulemaking
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
OPEIU	Office & Professional Employees International Union
OVEC	Ohio Valley Electric Corporation
PAS	Power Alert Service
PBRC	Performance Based Rate Change
PFD	Proposal for decision
PHMSA	Pipeline and Hazardous Materials Safety Administration
PLCA	Pipeline Contractors Association
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
RCRA Mechanism	Reliability Cost and Revenue Adjustment mechanism
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
RICE MACT	Reciprocating Internal Combustion Engines Maximum Achievable Control Technology
ROE	Return on equity
RP	Rehabilitation Plan
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
SESH	Southeast Supply Header, LLC
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among VUSI, PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service

v

GLOSSARY
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Time	Time Inc.
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
Texas RE	Texas Reliability Entity
TW	Time Warner Inc.
TW Common	TW common stock
UESC	Utility Energy Services Contract
USW	United Steelworkers Union
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VaR	Value at Risk
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, a wholly-owned subsidiary of Vectren
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
VUSI	Vectren Utility Services, Inc., a wholly-owned subsidiary of Vectren
WACC	Weighted average cost of capital
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both December 31, 2019 and 2018, consisted of AT&T Common and Charter Common
2002 Act	Pipeline Safety Improvement Act of 2002
2006 Act	Pipeline Inspection, Protection, Enforcement and Safety Act of 2006
2011 Act	Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011
2016 Act	Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016

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

OUR BUSINESS

Overview

CenterPoint Energy is a public utility holding company and owns interests in Enable. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution, electric generation and natural gas distribution facilities, supply natural gas to commercial and industrial customers and electric and natural gas utilities and provide underground pipeline construction and repair services, energy performance contracting and sustainable infrastructure services.

Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy that provides electric transmission and distribution services to REPs serving the Texas Gulf Coast area that includes the city of Houston.

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy with operating subsidiaries that own and operate natural gas distribution facilities in six states and supply natural gas to commercial and industrial customers and electric and natural gas utilities in over 30 states.

CenterPoint Energy’s simplified corporate structure as of December 31, 2019 is shown below:

(1)	Houston Electric engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.

(2)
Bond Companies are wholly-owned, bankruptcy remote entities formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds.

(3)	CERC’s NGD operates natural gas distribution systems in six states.

(4)
CES obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in over 30 states.

(5)
As of December 31, 2019, CNP Midstream owned approximately 53.7% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets; CNP Midstream also owned 50% of the management rights and 40% of the incentive distribution rights in Enable GP. For additional information regarding CenterPoint Energy’s interest in Enable, including the 14,520,000 Enable Series A Preferred Units directly owned by CenterPoint Energy, see Note 11 to the consolidated financial statements.

(6)	Vectren engages in regulated operations through three public utilities:

•	Indiana Gas provides energy delivery services to natural gas customers located in central and southern Indiana;

•
SIGECO provides energy delivery services to electric and natural gas customers and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market; and

•	VEDO provides energy delivery services to natural gas customers in west-central Ohio.

Vectren performs non-utility activities through Infrastructure Services, which provides underground pipeline construction and repair services, and through ESG, which provides energy performance contracting and sustainable infrastructure services.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. This transaction does not include CEIP and its assets. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

CenterPoint Energy’s service territories as of December 31, 2019 are depicted below:

WA
OR
MT
ID
ND
SD
WY
MN
WI
MI
NY
VT
NH
ME
MA
RI
CT
PA
NJ
MD
DE
IA
NE
NV
UT
CO
CA
KS
MO
IL
IN
OH
WV
VA
KY
NC
TN
SC
GA
AL
MS
AR
OK
AZ
NM
TX
LA
FL
Natural Gas Distribution
Electric Transmission & Distribution and Natural Gas Distribution
Power Generation
Competitive Energy Businesses

As of December 31, 2019, reportable segments by Registrant are as follows:

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

Houston Electric T&D (CenterPoint Energy and Houston Electric)

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

Bond Companies

Houston Electric has special purpose subsidiaries consisting of the Bond Companies, which it consolidates. These consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds, and conducting activities incidental thereto. The Securitization Bonds are repaid through charges imposed on customers in Houston Electric’s service territory. For further discussion of the Securitization Bonds and the outstanding balances as of December 31, 2019 and 2018, see Note 14 to the consolidated financial statements.

Customers

Houston Electric serves nearly all of the Houston/Galveston metropolitan area. As of December 31, 2019, Houston Electric’s customers consisted of approximately 68 REPs, which sell electricity to approximately 2.5 million metered customers in Houston Electric’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside Houston Electric’s certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the PUCT. Houston Electric does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day. For information regarding Houston Electric’s major customers, see Note 19 to the consolidated financial statements. The table below reflects the number of metered customers in Houston Electric’s service area as of December 31, 2019:

	Residential	Commercial/ Industrial	Total Customers
Texas Gulf Coast	2,243,188	291,098	2,534,286

Utility Technology

Houston Electric’s Smart Grid is comprised of the AMS, IG, ADMS and private telecommunications network. Houston Electric has deployed fully operational advanced meters to virtually all of its approximately 2.5 million metered customers, automated 95 substations, installed 1,603 IG Switching Devices and other automation devices on more than 450 circuits, built a wireless radio frequency mesh telecommunications network across Houston Electric’s 5,000-square mile footprint, and enabled real-time grid monitoring and control, which leverages information from smart meters and field sensors to manage system events through the ADMS. The Smart Grid continues to improve electric distribution service reliability and restoration, enhance the consumer experience, support the growth of renewable energy and help the environment by reducing carbon emissions.

In addition, Houston Electric has implemented leading capabilities with customer service applications and mobile data applications including the PAS. The PAS notification tool alerts over 1.2 million registered customers of power delivery events at or near their home or facility via text, email or phone call.

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

Electric Lines - Transmission and Distribution. As of December 31, 2019, Houston Electric owned and operated the following electric transmission and distribution lines:

	Circuit Miles
Description	Overhead Lines	Underground Lines
Transmission lines - 69 kV	259	2
Transmission lines - 138 kV	2,215	24
Transmission lines - 345 kV	1,337	—
Total transmission lines	3,811	26
Distribution lines	29,303	25,935

Substations.  As of December 31, 2019, Houston Electric owned 236 major substation sites having a total installed rated transformer capacity of 68,053 Mva.

Service Centers.  As of December 31, 2019, Houston Electric operated 15 regional service centers located on a total of 345 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

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

Indiana Electric Integrated (CenterPoint Energy)

Upon consummation of the Merger, CenterPoint Energy added Indiana Electric Integrated as a new reportable segment. Indiana Electric Integrated consists of SIGECO’s electric transmission and distribution services, including its power generating and wholesale power operations. As of December 31, 2019, Indiana Electric supplied electric service to the following:

	Residential	Commercial/Industrial	Total Customers
Indiana	128,947	18,995	147,942

System Load

Total load and the related reserve margin at the time of the system summer peak on September 12, 2019, is presented below in MW, except for reserved margin at peak.

2019
Total load at peak	1,055

Generating capability	1,167
Purchase supply (effective capacity)	60
Interruptible contracts & direct load control	62
Total power supply capacity	1,289
Reserve margin at peak	22%

The winter peak load for the 2018-2019 season of approximately 757 MW occurred on January 30, 2019.

Coal Purchases

Coal for coal-fired generating stations has been supplied from operators of nearby coal mines as there are substantial coal reserves in the southern Indiana area. Approximately 2.6 million tons were purchased for generating electricity during 2019. Indiana Electric’s coal inventory was approximately 664,000 tons as of December 31, 2019. The average cost of coal per ton purchased and delivered in 2019 was $50.67. Since August 2014, Indiana Electric has purchased substantially all of its coal from Sunrise Coal, LLC.

Firm Purchase Supply

As part of its power portfolio, Indiana Electric is a 1.5% shareholder in the OVEC, and based on its participation in the ICPA between OVEC and its shareholder companies, many of whom are regulated electric utilities, Indiana Electric has the right to 1.5% of OVEC’s generating capacity output, which, as of December 31, 2019, was approximately 32 MWs. Per the ICPA, Indiana Electric is charged demand charges which are based on OVEC’s operating expenses, including its financing costs. Those demand charges are eligible to pass through to customers under Indiana Electric’s fuel adjustment clause. Under the ICPA, and while OVEC’s plants are operating, Indiana Electric is severally responsible for its share of OVEC’s debt obligations. Based on OVEC’s current financing, as of December 31, 2019, Indiana Electric’s 1.5% share of OVEC’s debt obligation equates to between $20 million and $25 million, depending on revolving capacity commitments. Despite the bankruptcy proceedings of one of OVEC’s shareholders that holds a 4.9% interest under the ICPA, OVEC has represented it has both liquidity and financing capability that will allow it to continue to operate and provide power to its participating members, who include American Electric Power Company Inc., Duke Energy Corporation, and PPL Corporation. In 2019, Indiana Electric purchased approximately 121 GWh from OVEC. If a default were to occur by a member, any reallocation of the existing debt requires consent of the remaining ICPA participants. If any such reallocation were to occur, Indiana Electric would expect to recover any related costs through the fuel adjustment clause, as it does currently for its 1.5% share. In July 2019, the Ohio Legislature enacted House Bill 6, which provides for financial support to the members of OVEC serving Ohio customers.

In April 2008, Indiana Electric executed a capacity contract with Benton County Wind Farm, LLC to purchase as much as 30 MW of energy from a wind farm located in Benton County, Indiana, with IURC approval. The contract expires in 2029. Indiana

Electric purchased approximately 71 GWh in 2019 under this contract. In December 2009, Indiana Electric executed a 20-year power purchase agreement with Fowler Ridge II Wind Farm, LLC to purchase as much as 50 MW of energy from a wind farm located in Benton and Tippecanoe Counties in Indiana, with the approval of the IURC. Indiana Electric purchased approximately 126 GWh in 2019 under this contract. In total, wind resources provided 4% of total GWh sourced in 2019.

MISO Related Activity

Indiana Electric is a member of the MISO, a FERC approved regional transmission organization. The MISO serves the electric transmission needs of much of the Midcontinent region and maintains operational control over Indiana Electric’s electric transmission facilities as well as other utilities in the region. Indiana Electric is an active participant in the MISO energy markets, where it bids its generation into the Day Ahead and Real Time markets and procures power for its retail customers at LMP as determined by the MISO market. MISO-related purchase and sale transactions are recorded using settlement information provided by the MISO. These purchase and sale transactions are accounted for on at least a net hourly position. During 2019, in intervals when purchases from the MISO were in excess of generation sold to the MISO, the net purchases were 447 GWh. During the year ended December 31, 2019, in intervals when sales to the MISO were in excess of purchases from the MISO, the net sales were 377 GWh.

Interconnections

As of December 31, 2019, Indiana Electric had interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc. and Big Rivers Electric Corporation providing the ability to simultaneously interchange approximately 900 MW during peak load periods. Indiana Electric, as required as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets to the MISO. Indiana Electric, in conjunction with the MISO, must operate the bulk electric transmission system in accordance with NERC Reliability Standards. As a result, interchange capability varies based on regional transmission system configuration, generation dispatch, seasonal facility ratings and other factors. Indiana Electric is in compliance with reliability standards promulgated by the NERC.

Properties

Generating Capacity. As of December 31, 2019, Indiana Electric had 1,167 MW of installed generating capacity, as set forth in the following table.

Generation Source	Unit No.	Location	Date in Service	Capacity (MW)
Coal
A.B. Brown	1	Posey County	1979	245
A.B. Brown	2	Posey County	1986	245
F.B. Culley	2	Warrick County	1966	90
F.B. Culley	3	Warrick County	1973	270
Warrick (1)	4	Warrick County	1970	150
Total Coal Capacity				1,000
Gas (2)
Brown (3)	3	Brown County	1991	80
Brown	4	Brown County	2002	80
Landfill Gas		Pike County	2009	3
Total Gas Capacity				163
Solar
Oak Hill		Evansville, Indiana	2018	2
Volkman		Evansville, Indiana	2018	2
Total Solar Capacity				4
Total Generating Capacity				1,167

(1)	SIGECO and AGC own a 300 MW unit at the Warrick Power Plant as tenants in common.

(2)	The Northeast Gas Turbines with 20 MW of combined capacity were retired in April 2019. Broadway Avenue Unit 2 with 65 MW of capacity was retired in December 2019.

(3)	Brown Unit 3 is also equipped to burn oil.

Electric Lines - Transmission and Distribution. As of December 31, 2019, Indiana Electric owned and operated the following electric transmission and distribution lines:

	Circuit Miles
Description	Indiana	Kentucky (1)
Transmission lines - 69 kV	548	—
Transmission lines - 138 kV	408	9
Transmission lines - 345 kV	48	15
Total transmission lines	1,004	24

	Circuit Miles
Description	Overhead Lines	Underground Lines
Distribution lines	4,559	2,483

(1)	These assets interconnect with Louisville Gas and Electric Company’s transmission system at Cloverport, Kentucky and with Big Rivers Electric Cooperative at Sebree, Kentucky.

Substations.  As of December 31, 2019, Indiana Electric’s transmission system also includes 33 substations with an installed capacity of approximately 4,900 Mva. In addition, Indiana Electric’s distribution system includes 81 distribution substations with an installed capacity of approximately 2,200 Mva and 55,727 distribution transformers with an installed capacity of 2,522 Mva.

Natural Gas Distribution (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s NGD engages in regulated intrastate natural gas sales and natural gas transportation and storage for residential, commercial, industrial and transportation customers. See the detail of customers by state below. CenterPoint Energy’s and CERC’s NGD also provides unregulated services in Minnesota consisting of residential appliance repair and maintenance services along with HVAC equipment sales.

Upon consummation of the Merger, CenterPoint Energy added the legacy natural gas utility services of Vectren, which includes the natural gas utility operations of Indiana Gas, SIGECO and VEDO and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20% of Ohio, primarily in the west-central area. The Indiana and Ohio service areas contain diversified manufacturing and agriculture-related enterprises.

Customers

In 2019, approximately 35% and 39% of CenterPoint Energy’s and CERC’s NGD’s total throughput was to residential customers and approximately 65% and 61% was to commercial and industrial and transportation customers, respectively.

The table below reflects the number of CenterPoint Energy’s and CERC’s NGD customers by state as of December 31, 2019:

	Residential	Commercial/ Industrial/Transportation	Total Customers
Arkansas	376,160	47,729	423,889
Louisiana	230,248	16,560	246,808
Minnesota	807,713	71,092	878,805
Mississippi	118,601	13,055	131,656
Oklahoma	88,287	10,768	99,055
Texas	1,666,334	101,668	1,768,002
Total CERC NGD	3,287,343	260,872	3,548,215
Indiana	664,665	64,382	729,047
Ohio	300,353	24,495	324,848
Total CenterPoint Energy NGD	4,252,361	349,749	4,602,110

The largest metropolitan areas served in each state are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; Lawton, Oklahoma; Evansville, Indiana and Dayton, Ohio.

Seasonality

The demand for natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal and affected by variations in weather conditions. In 2019, approximately 67% of CenterPoint Energy’s NGD’s total throughput and 69% of CERC’s NGD total throughput occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Supply and Transportation.  In 2019, CenterPoint Energy’s NGD purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Certain contracts are firm commitments under five- and ten-year arrangements. Major suppliers are those that account for greater than 10% of CenterPoint Energy’s or CERC’s annual natural gas supply purchases. In 2019, CenterPoint Energy and CERC purchased 53% and 46% of their natural gas supply from four and three major suppliers, respectively. Numerous other suppliers provided the remainder of CenterPoint Energy’s and CERC’s natural gas supply requirements.

CenterPoint Energy’s and CERC’s NGD transports their natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one to sixteen years. CenterPoint Energy’s and CERC’s NGD anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

CenterPoint Energy’s and CERC’s NGD actively engages in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of its state regulatory authorities. These price stabilization activities include use of storage gas and contractually establishing structured prices (e.g., fixed price, costless collars and caps) with CenterPoint Energy’s and CERC’s NGD’s physical gas suppliers. Their gas supply plans generally call for 50–75% of winter supplies to be stabilized in some fashion.

The regulations of the states in which CenterPoint Energy’s and CERC’s NGD operates allow them to pass through changes in the cost of natural gas, including savings and costs of financial derivatives associated with the index-priced physical supply, to their customers under purchased gas adjustment provisions in their tariffs. Depending upon the jurisdiction, the purchased gas adjustment factors are updated periodically, ranging from monthly to semi-annually. The changes in the cost of gas billed to customers are subject to review by the applicable regulatory bodies.

CenterPoint Energy’s and CERC’s NGD uses various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. CenterPoint Energy’s and CERC’s NGD may also supplement contracted supplies and storage from time to time with stored LNG and propane-air plant production.

As of December 31, 2019, CenterPoint Energy and CERC’s NGD owned and operated the following natural gas facilities:

	No. of Assets	Storage Capacity (Bcf)	Working Capacity (Bcf)	Maximum Daily Withdrawal Rate (MMcf)
CenterPoint Energy
Underground Natural Gas Storage Facility	9	43.6	14.2	337
CERC
Underground Natural Gas Storage Facility	1	7.0	2.0	50

			On-site Storage Capacity
	No. of Assets	Daily Production Rate (Dth)	Millions of Gallons	Dth
CenterPoint Energy
Propane Air-Gas Manufacturing Plant	13	231,000	13.5	1,187,000
LNG Plant Facility	1	72,000	12.0	1,000,000
CERC
Propane Air-Gas Manufacturing Plant	10	198,000	12.0	1,050,000
LNG Plant Facility	1	72,000	12.0	1,000,000

The table below reflects CenterPoint Energy’s and CERC’s NGD contracted upstream storage services as of December 31, 2019:

	Storage Capacity (Bcf)	Maximum Peak Daily Delivery (MMcf)
CenterPoint Energy
Upstream Storage Service	115	2,744
CERC
Upstream Storage Service	92	2,298

On an ongoing basis, CenterPoint Energy’s and CERC’s NGD enters into contracts to provide sufficient supplies and pipeline capacity to meet their customer requirements. However, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.

CenterPoint Energy’s and CERC’s NGD has AMAs associated with their utility distribution service in Arkansas, Indiana, Louisiana, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2023. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s NGD either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s NGD and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s NGD agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s NGD and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s NGD. CenterPoint Energy’s and CERC’s NGD may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s NGD has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs.

Assets

As of December 31, 2019, CenterPoint Energy’s and CERC’s NGD owned approximately 98,000 and 76,000 linear miles of natural gas distribution and transmission mains, respectively, varying in size from one-half inch to 24 inches in diameter. CenterPoint Energy’s NGD in Indiana and Ohio includes approximately 22,000 miles of distribution and transmission mains, all of which are located in Indiana and Ohio except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported to customers in Indiana. Generally, in each of the cities, towns and rural areas served by CenterPoint Energy’s and CERC’s NGD, they own the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CenterPoint Energy’s and CERC’s NGD receives gas are owned, operated and maintained by others, and their distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

Competition

CenterPoint Energy’s and CERC’s NGD competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end users. In addition, as a result of federal regulations affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass CenterPoint Energy’s and CERC’s NGD’s facilities and market, sell and/or transport natural gas directly to commercial and industrial customers.

Energy Services (CenterPoint Energy and CERC)

CERC offers competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and its subsidiary, CEIP, collectively, Energy Services.
In 2019, CES marketed approximately 1,305 Bcf of natural gas (including approximately 47 Bcf to affiliates) and provided related energy services and transportation to approximately 31,000 customers in over 30 states. CES customers vary in size from small commercial customers to large utility companies. Not included in the 2019 customer count are approximately 66,000 natural gas customers that are served under residential and small commercial choice programs invoiced by their host utility. These customers are not included in customer count so as not to distort the significant margin impact from the remaining customer base.
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

In addition to offering natural gas management services, CES procures and optimizes transportation and storage assets. CES maintains a portfolio of natural gas supply contracts and firm transportation and storage agreements to meet the natural gas requirements of its customers. CES aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CES actively participates in the spot natural gas markets to balance daily and monthly purchases and sales obligations. Natural gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

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

Assets

As of December 31, 2019, CEIP owned and operated over 210 miles of intrastate pipeline in Louisiana and Texas. In addition, CES leases transportation capacity on various interstate and intrastate pipelines and storage to service its shippers and end users.

Competition

CES competes with regional and national wholesale and retail gas marketers, including the marketing divisions of natural gas producers and utilities. In addition, CES competes with intrastate pipelines for customers and services in its market areas.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. This transaction does not include CEIP and its assets. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Infrastructure Services (CenterPoint Energy)

Infrastructure Services provides underground pipeline construction and repair services through wholly-owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC. Infrastructure Services provides services to many utilities, including CenterPoint Energy’s utilities, as well as other industries.

Backlog represents the amount of revenue Infrastructure Services expects to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun. Infrastructure Services operates primarily under two types of contracts, blanket contracts and bid contracts. Under blanket contracts, customers are not contractually committed to specific volumes of services; however, the Company expects to be chosen to perform work needed by a customer in a given time frame. These contracts are typically awarded on an annual or multi-year basis. For blanket work, backlog represents an estimate of the amount of revenue that Infrastructure Services expects to realize from work to be performed in the next twelve months on either existing contracts or contracts it reasonably expects to be renewed or awarded based upon recent history or discussions with customers. Under bid contracts, customers are contractually committed to a specific service to be performed for a specific price, whether in total for a project or on a per unit basis.

Projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions and certain customer requirements, among other factors. Such delays or cancellations could cause realized revenue amounts to differ significantly from that which was originally expected.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Midstream Investments (CenterPoint Energy)

CenterPoint Energy’s Midstream Investments reportable segment consists of its equity method investment in Enable. Enable is a publicly traded MLP, jointly controlled by CenterPoint Energy (indirectly through CNP Midstream) and OGE as of December 31, 2019.

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

Enable’s Gathering and Processing segment. Enable owns and operates substantial natural gas and crude oil gathering and natural gas processing assets in five states. Enable’s gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins, crude oil and condensate gathering assets serving the Anadarko Basin and crude oil and produced water gathering assets serving the Williston Basin. Enable provides a variety of services to the active producers in its operating areas, including gathering, compressing, treating, and processing natural gas, fractionating NGLs, and gathering crude oil and produced water. Enable serves shale and other unconventional plays in the basins in which it operates.

Enable’s gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. Competition for crude oil, condensate, produced water and extracted NGL services also includes trucking and railroad transportation companies. In the process of selling NGLs, Enable competes against other natural gas processors extracting and selling NGLs. Enable’s primary competitors are other midstream companies who are active in the regions where it operates. Enable’s management views the principal elements of competition for its gathering and processing systems as gathering rate, processing value, system reliability, fuel rate, system run time, construction cycle time and prices at the wellhead.

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

Corporate and Other Operations (CenterPoint Energy and CERC)

CenterPoint Energy’s Corporate and Other Operations reportable segment consists of energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects, through ESG, home repair protection plans through a third party and other corporate support operations that support CenterPoint Energy’s business operations. CenterPoint Energy’s Corporate and Other Operations also includes office buildings and other real estate used for business operations.

CERC’s Corporate and Other Operations reportable segment consists primarily of corporate operations which support all of the business operations of CERC and includes unallocated corporate costs and inter-segment eliminations.

REGULATION

The Registrants are subject to regulation by various federal, state and local governmental agencies, including the regulations described below. The following discussion is based on regulation in the Registrants’ businesses and CenterPoint Energy’s investment in Enable as of December 31, 2019.

Federal Energy Regulatory Commission

The FERC has jurisdiction under the NGA and the NGPA, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions, to conduct audits and investigations, and to impose significant civil penalties (up to approximately $1.29 million per day per violation, subject to periodic adjustment to account for inflation) for statutory violations and violations of the FERC’s rules or orders. CenterPoint Energy’s and CERC’s Energy Services reportable segment markets natural gas in interstate commerce pursuant to blanket authority granted by the FERC.

Indiana Electric is a “public utility” under the FPA and is subject to regulation by the FERC. The FERC regulates, among other things, the transmission and wholesale sales of electricity in interstate commerce, mergers, acquisitions and corporate transactions by electricity companies, energy markets, reliability standards and the issuance of short-term debt. The FERC also has authority to impose significant civil penalties (up to approximately $1.29 million per day per violation, subject to periodic adjustment to account for inflation) for statutory violations and violations of the FERC’s rules or orders. Houston Electric is not a “public utility” under the FPA and, therefore, is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction. The FERC has certain responsibilities with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to (a) impose fines and other sanctions on Electric Entities that fail to comply with approved standards and (b) audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE and in the MISO to ReliabilityFirst Corporation. Neither Houston Electric nor Indiana Electric anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on their operations. To the extent that Houston Electric is required to make additional expenditures to comply with these standards, it is anticipated that Houston Electric and Indiana Electric will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT and the MISO, respectively, for electric transmission provided.

As a public utility holding company, under the Public Utility Holding Company Act of 2005, CenterPoint Energy and its consolidated subsidiaries are subject to reporting and accounting requirements and are required to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances.

For a discussion of the Registrants’ ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

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

With the IURC’s approval, Indiana Electric is a member of the MISO, a FERC-approved regional transmission organization. The MISO serves the electrical transmission needs of much of the midcontinent region and maintains operational control over Indiana Electric’s electric transmission and generation facilities as well as those of other utilities in the region. Indiana Electric is an active participant in the MISO energy markets, bidding its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing as determined by the MISO market. Indiana Electric also receives transmission revenue that results from other members’ use of Indiana Electric’s transmission system. Generally, these transmission revenues, along with costs charged by the MISO, are considered components of base rates and any variance from that included in base rates is recovered from or refunded to retail customers through tracking mechanisms.

For a discussion of certain of Houston Electric’s and Indiana Electric’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

State and Local Regulation – Electric Generation (CenterPoint Energy)

Indiana Electric owns and operates 1,000 MW of coal-fired generation, 163 MW of gas-fired generation and 4 MW of solar generation. Indiana Electric also is party to two purchase power agreements, entitling it to the delivery of up to 80 MW of electricity produced by wind turbines. The energy and capacity secured from Indiana Electric’s available generation resources are utilized primarily to serve the needs of retail electric customers residing within Indiana Electric’s franchised service territory. Costs of operating Indiana Electric’s generation facilities are recovered through IURC-approved base rates as well as periodic rate recovery mechanisms including the CECA, DSMA, ECA, FAC, MCRA, RCRA Mechanism and TDSIC. Costs that are deemed unreasonable or imprudent by the IURC may not be recoverable through retail electric rates. Indiana Electric also receives revenues from the MISO to compensate it for benefits the generation facilities provide to the transmission system. Proceeds from the sales of energy from Indiana Electric’s generation facilities that exceed the requirements of retail customers are shared by Indiana Electric and retail electric customers.

The generation facilities owned and operated by Indiana Electric are subject to various environmental regulations enforced by the EPA and the IDEM. Operation of Indiana Electric’s generation facilities are subject to regulation by the EPA and the IDEM as it pertains to the discharge of constituents from the generation facilities. For further discussion, see “Our Business — Environmental Matters” below.

State and Local Regulation – Natural Gas Distribution (CenterPoint Energy and CERC)

In almost all communities in which CenterPoint Energy’s and CERC’s NGD provides natural gas distribution services, they operate under franchises, certificates or licenses obtained from state and local authorities. The original terms of the franchises, with various expiration dates, typically range from 10 to 30 years, although franchises in Arkansas are perpetual. CenterPoint Energy’s and CERC’s NGD expects to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

Substantially all of CenterPoint Energy’s and CERC’s NGD is subject to cost-of-service rate regulation by the relevant state public utility commissions and, in Texas, by those municipalities served by CenterPoint Energy’s and CERC’s NGD that have retained original jurisdiction. In certain of the jurisdictions in which they operate, CenterPoint Energy’s and CERC’s NGD has annual rate adjustment mechanisms that provide for changes in rates dependent upon certain changes in invested capital, earned returns on equity or actual margins realized.

For a discussion of certain of CenterPoint Energy’s and CERC’s NGD’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

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

In December 2011, Congress passed the 2011 Act. This act increased the maximum civil penalties for pipeline safety administrative enforcement actions; required the DOT to study and report on the expansion of integrity management requirements and the sufficiency of existing gathering line regulations to ensure safety; required pipeline operators to verify their records on maximum allowable operating pressure; and imposed new emergency response and incident notification requirements. In 2016, the 2016 Act reauthorized PHMSA’s pipeline safety programs through 2019 and provided limited new authority, including the ability to issue emergency orders, to set inspection requirements for certain underwater pipelines and to promulgate minimum safety standards for natural gas storage facilities, as well as to provide increased transparency into the status of as-yet-incomplete PHMSA actions required by the 2011 Act. Congress did not pass a bill reauthorizing PHMSA in 2019, and PHMSA is operating under a continuing resolution until a new bill is passed. PHMSA did receive federal funding for fiscal year 2020.

CenterPoint Energy and CERC anticipate that compliance with PHMSA’s regulations, performance of the remediation activities by CenterPoint Energy’s and CERC’s NGD and intrastate pipelines and verification of records on maximum allowable operating pressure will continue to require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with the DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs incurred. Implementation of the 2011 and 2016 Acts, or implementation of future acts, by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact compliance costs. In addition, CenterPoint Energy and CERC may be subject to the DOT’s enforcement actions and penalties if they fail to comply with pipeline regulations.

Midstream Investments – Rate and Other Regulation (CenterPoint Energy)

Federal, state, and local regulation of pipeline gathering and transportation services may affect certain aspects of Enable’s business and the market for its products and services, as discussed below.

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

Market Behavior Rules; Posting and Reporting Requirements

The EPAct of 2005 amended the NGA and the FPA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior as prescribed in FERC rules, which were subsequently issued in FERC Order No. 670. The EPAct of 2005 also amends the NGA, the FPA and the NGPA to give the FERC authority to impose civil penalties for violations of these statutes and FERC’s regulations, rules, and orders, of up to approximately $1.29 million per day per violation, subject to periodic adjustment to account for inflation. Should Enable fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. In addition, the CFTC is directed under the CEA to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1.2 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. These maximum penalty levels are also subject to periodic adjustment to account for inflation.

Intrastate Natural Gas Pipeline and Storage Regulation

Intrastate natural gas transportation is largely regulated by the state in which the transportation takes place. However, an intrastate natural gas pipeline system may transport natural gas in interstate commerce provided that the rates, terms, and conditions of such transportation service comply with Section 311 of the NGPA and Part 284 of the FERC’s regulations. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by the FERC at least once every five years. Failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, or failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the assertion of federal NGA jurisdiction by the FERC and/or the imposition of administrative, civil and criminal penalties, as described under “—Market Behavior Rules; Posting and Reporting Requirements” above.

Natural Gas Gathering and Processing Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. Although the FERC has not made formal determinations with respect to all of the facilities Enable considers to be natural gas gathering facilities, Enable believes that its natural gas pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a natural gas gathering pipeline and is therefore not subject to FERC jurisdiction. The distinction, however, has been the subject of substantial litigation, and the FERC determines whether facilities are natural gas gathering facilities on a case-by-case basis, so the classification and regulation of Enable’s gathering facilities is subject to change based on future determinations.

States may regulate gathering pipelines. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, anti-discrimination requirements, and in some instances complaint-based rate regulation. Enable’s natural gas gathering operations may be subject to ratable take and common purchaser statutes in the states in which they operate.

Enable’s gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Enable’s natural gas gathering operations could also be subject to additional safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. CenterPoint Energy cannot predict what effect, if any, such changes might have on Enable’s operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

Intrastate Crude Oil and Condensate Gathering Regulation

Enable’s crude oil and condensate gathering system in the Anadarko Basin is located in Oklahoma and is subject to limited regulation by the OCC. Crude oil and condensate gathering systems are common carriers under Oklahoma law and are prohibited from unjust or unlawful discrimination in favor of one customer over another. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. Enable’s crude oil and condensate gathering results of operations and cash flows could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

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

ENVIRONMENTAL MATTERS

The following discussion is based on environmental matters in the Registrants’ businesses as of December 31, 2019. The Registrants’ operations and the operations of Enable are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric transmission and distribution systems, steam electric generation systems and the facilities that support these systems, the Registrants must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact the Registrants’ business activities in many ways, including, but not limited to:

•	restricting the way the Registrants can handle or dispose of wastes, including wastewater discharges and air emissions;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action and monitoring to mitigate environmental conditions caused by the Registrants’ operations or attributable to former operations;

•	enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for the Registrants’ services by directly or indirectly affecting the use or price of fossil fuels, including, but not limited to, natural gas.

To comply with these requirements, the Registrants may need to spend substantial amounts and devote other resources from time to time to, among other activities:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations or purchase emissions allowances;

•	modify, upgrade or replace existing and proposed equipment; and

•	decommission or remediate waste management areas, fuel storage facilities and other locations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, revocation of permits, the imposition of remedial actions and monitoring and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to assess, clean up and restore sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and/or property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG on the state, federal, or international level. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. One such rule, the ACE rule, which was finalized by the EPA in 2019, requires states to establish heat rate performance standards for steam electric generating facilities. Under the ACE rule, a state has three years to finalize its program and the EPA then has 18 months to approve, making compliance by Indiana Electric’s generating units required in 2023-2024.

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

To the extent climate changes may occur and such climate changes result in warmer temperatures in the Registrants’ or Enable’s service territories, financial results from the Registrants’ and Enable’s businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s NGD could be adversely affected through lower natural gas sales and Enable’s natural gas gathering, processing and transportation and crude oil gathering businesses could experience lower revenues. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes. Since many of the Registrants’ facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase costs to repair damaged facilities and restore service to customers. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted.

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

The EPA has established new air emission control requirements for natural gas and NGLs production, processing and transportation activities. Under the NESHAPS, the EPA established the RICE MACT rule. Compressors and back up electrical generators used by CenterPoint Energy’s and CERC’s NGD, and back up electrical generators used by CenterPoint Energy and Houston Electric, are substantially compliant with these laws and regulations. Similarly, the EPA also established the MATS rule, which sets emission limits for mercury and other hazardous air pollutants from steam electric generating facilities. Indiana Electric’s generating units are in full compliance with the MATS rule.

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

Waters of the United States

Under the Obama administration, the EPA promulgated a set of rules that included a comprehensive regulatory overhaul of defining “waters of the United States” for the purposes of determining federal jurisdiction. The Trump administration signaled its intent to repeal and replace the Obama-era rules. In accordance with this intent, the EPA promulgated a rule in early 2018 that postponed the effectiveness of the Obama-era rules until 2020. Thereafter, the EPA proposed a new set of rules that would narrow the Clean Water Act’s jurisdiction, which were released in January 2020 and will become final upon publication in the Federal Register. Environmental stakeholders and certain states have indicated their intent to challenge the new rule and further litigation is likely. The potential impact of any new “waters of the United States” regulations on the Registrants’ business, liabilities, compliance obligations or profits and revenues is uncertain at this time.

ELG

In 2015 the EPA finalized revisions to the existing steam electric wastewater discharge standards which set more stringent wastewater discharge limits and effectively prohibited further wet disposal of coal ash in ash ponds. These new standards are applied at the time of permit renewal and an affected facility must comply no later than December 31, 2023. In February 2019, the IURC approved Indiana Electric’s ELG compliance plan for its F.B. Culley Generating Station, and Indiana Electric is currently finalizing its ELG compliance plan for the remainder of its affected units as part of its ongoing IRP process.

Cooling Water Intake Structures

Section 316 of the federal Clean Water Act requires steam electric generating facilities use “best technology available” to minimize adverse environmental impacts on a body of water. In May 2014 EPA finalized a regulation requiring installation of BTA to mitigate impingement and entrainment of aquatic species in cooling water intake structures. Indiana Electric is currently completing the required ecological studies and anticipates timely compliance in 2021-2022.

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

Coal Ash

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. In 2015, the EPA finalized its CCR Rule, which regulates coal ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. In March 2018, Indiana Electric began posting ground water data monitoring reports annually to its public website in accordance with the requirements of the CCR Rule. This data preliminarily indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing.The CCR Rule required companies to complete location restriction determinations by October 18,

2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric is required to cease disposal of new ash in the ponds and commence closure of the ponds by August 2020. Indiana Electric plans to seek extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through December 31, 2023. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding, including the imposition of fines and penalties. For further discussion about Indiana Electric’s ash ponds, please see Note 16(e) to the consolidated financial statements.

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

Liability for Preexisting Conditions

For information about preexisting environmental matters, please see Note 16(e) to the consolidated financial statements.

EMPLOYEES

The following table sets forth the number of employees by Registrant and reportable segment as of December 31, 2019:

	Number of Employees			Number of Employees Represented by Collective Bargaining Groups
Reportable Segment	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Houston Electric T&D	2,768	2,768	—	1,424	1,424	—
Indiana Electric Integrated	443	—	—	221	—	—
Natural Gas Distribution	4,003	—	3,284	1,632	—	1,207
Energy Services	293	—	293	—	—	—
Infrastructure Services	4,345	—	—	3,850	—	—
Corporate and Other	2,410	—	—	178	—	—
Total	14,262	2,768	3,577	7,305	1,424	1,207

For information about the status of collective bargaining agreements, see Note 8(j) to the consolidated financial statements.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
(as of February 25, 2020)

Name	Age	Title
Milton Carroll	69	Executive Chairman
John W. Somerhalder II	64	Interim President and Chief Executive Officer and Director
Xia Liu	50	Executive Vice President and Chief Financial Officer
Scott E. Doyle	48	Executive Vice President, Natural Gas Distribution
Kenneth M. Mercado	57	Senior Vice President, Electric Operations
Joseph J. Vortherms	59	Senior Vice President, Competitive Energy Businesses
Jason M. Ryan	44	Senior Vice President and General Counsel
Sue B. Ortenstone	63	Senior Vice President and Chief Human Resources Officer

Milton Carroll has served on the Board of Directors of CenterPoint Energy or its predecessors since 1992. He has served as Executive Chairman of CenterPoint Energy since June 2013 and as Chairman from September 2002 until May 2013. Mr. Carroll has served as a director of Halliburton Company since 2006. He has served as a director of Health Care Service Corporation since 1998 and as its chairman since 2002. He previously served as a director of Western Midstream Holdings, LLC, the general partner of Western Midstream Partners, LP, from February 2019 to August 2019, Western Gas Holdings, LLC, the general partner of Western Gas Partners, LP, from 2008 to February 2019, LyondellBasell Industries N.V. from July 2010 to July 2016 as well as LRE GP, LLC, the general partner of LRR Energy, L.P., from November 2011 to January 2014.

John W. Somerhalder has served as Interim President and Chief Executive Officer of CenterPoint Energy since February 19, 2020. He has served as a director of CenterPoint Energy since October 2016. He most recently served as Interim President and Chief Executive Officer of Colonial Pipeline Company, a privately held company that operates a refined liquid petroleum products pipeline system, from February 2017 to October 2017. Prior to joining Colonial Pipeline Company, Mr. Somerhalder served as President, Chief Executive Officer and as a director of AGL Resources Inc., a former publicly traded energy services holding company, whose principal business is the distribution of natural gas, from March 2006 through December 2015 and as chairman of the board of AGL Resources Inc. from November 2007 through December 2015. Prior to joining AGL Resources Inc., he served in a number of roles with El Paso Corporation, a publicly traded natural gas and related energy products provider, and its subsidiaries since 1977, including as Executive Vice President. Mr. Somerhalder currently serves on the board of directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP. He served as a director of Crestwood Equity GP LLC, the general partner of Crestwood Equity Partners LP, from 2013 to February 2020 and as a director of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P. from 2017 to July 2019. He also serves as a director or trustee on the boards of numerous non-profit organizations.

Xia Liu has served as Executive Vice President and Chief Financial Officer of CenterPoint Energy since April 2019. Prior to joining CenterPoint Energy, Ms. Liu was Executive Vice President, Chief Financial Officer and Treasurer of Georgia Power Company, a subsidiary of the Southern Company, from October 2017 to April 2019 and served as Vice President, Chief Financial Officer and Treasurer of Gulf Power Company, formerly a subsidiary of the Southern Company, from July 2015 to October 2017. She also served in various finance, regulatory and operations roles of increasing responsibility at the Southern Company beginning in 1998, including Senior Vice President, Finance and Treasurer from 2014 to 2015 and Vice President, Finance and Assistant Treasurer from 2010 to 2014. Ms. Liu currently serves on the Board of Directors of Enable GP, LLC, the general partner of Enable Midstream Partners, LP, and as a director of the PACT World Organization.

Scott E. Doyle has served as Executive Vice President, Natural Gas Distribution since February 2019. With more than 25 years of utility industry experience, he previously served as Senior Vice President, Natural Gas Distribution from March 2017 to February 2019; Senior Vice President, Regulatory and Public Affairs from February 2014 to March 2017; as Division Vice President, Rates and Regulatory from April 2012 to February 2014; and as Division Vice President, Regional Operations from March 2010 to April 2012. Mr. Doyle currently serves on the boards of Goodwill Industries of Houston, Southern Gas Association, Central Indiana Corporate Partnership, Evansville Regional Business Council and the American Gas Foundation. He previously served on the boards of the Texas Gas Association and the Association of Electric Companies of Texas.

Kenneth M. Mercado has served as Senior Vice President, Electric Operations since February 2020. He previously served as Chief Integration Officer from May 2018 to February 2020; as Senior Vice President, Electric Operations from February 2014 to May 2018; and as Division Senior Vice President, Grid and Market Operations from January 2012 to February 2014 in addition to other key positions at CenterPoint Energy focusing on Electric Operations technology and logistics. Mr. Mercado serves on the boards of the Southeastern Electric Exchange, Research Advisory Counsel at the Electric Power Research Institute, Advisory

Board at Texas A&M Smart Grid Coalition, the Engineering Leadership Board at the University of Houston and the Center for Houston’s Future.

Joseph J. Vortherms has served as Senior Vice President, Competitive Energy Businesses since March 2017. He previously served as Vice President, Energy Services from November 2015 to March 2017; as Vice President, Regional Operations in Minnesota from October 2014 to November 2015; as Division Vice President, Regional Operations from April 2012 to October 2014; and as Director, Home Service Plus from January 2007 to April 2012. Mr. Vortherms has served on the Southern Gas Association Executive Council as well as the American Gas Association Scenario Planning Council. He also previously served on the boards of the Minnesota Region American Red Cross and the Minnesota Business Partnership.

Jason M. Ryan has served as Senior Vice President and General Counsel since April 2019. He previously served as Senior Vice President, Legal, Regulatory Services and Government Affairs from February 2019 to April 2019; as Vice President of Regulatory and Government Affairs and Associate General Counsel from March 2017 to February 2019; and as Vice President and Associate General Counsel from September 2014 to March 2017. He was appointed to the Texas Diabetes Council by Texas Governor Perry in 2013 for a term ending in 2019 and reappointed by Texas Governor Abbott in 2019 for a term ending in 2025. Mr. Ryan currently serves on the boards of the Houston Bar Foundation, the Texas Gulf Coast Chapter of the Leukemia & Lymphoma Society and the Association of Electric Companies of Texas. He also serves on the executive committee of the legal committee of the American Gas Association.

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

CenterPoint Energy is a holding company that conducts all of its business operations through subsidiaries, primarily Houston Electric, CERC, SIGECO, Indiana Gas and VEDO. CenterPoint Energy also owns interests in Enable. The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this combined report on Form 10-K, summarizes the principal risk factors associated with the holding company, the businesses conducted by its subsidiaries and its interests in Enable. However, additional risks and uncertainties either not presently known or not currently believed by management to be material may also adversely affect CenterPoint Energy’s businesses. For other factors that may cause actual results to differ from those indicated in any forward-looking statement or projection contained in this combined report on Form 10-K, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7, which should be read in conjunction with the risk factors contained in this Item 1A. Carefully consider each of the risks described below, including those relating to Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Unless the context indicates otherwise, where appropriate, information relating to a specific registrant has been segregated and labeled as such and specific references to Houston Electric and CERC in this section also pertain to CenterPoint Energy. In this combined report on Form 10-K, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its subsidiaries.

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

CenterPoint Energy derives all of its operating income from, and holds all of its assets through, its subsidiaries, including its interests in Enable. As a result, CenterPoint Energy depends on distributions from its subsidiaries and Enable to meet its payment obligations and to pay dividends on its common and preferred stock. In general, CenterPoint Energy’s subsidiaries are separate and distinct legal entities and have no obligation to provide it with funds for its payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit CenterPoint Energy’s subsidiaries’ and Enable’s ability to make payments or other distributions to CenterPoint Energy, and its subsidiaries or Enable could agree to contractual restrictions on their ability to make payments or other distributions. For a description of these restrictions and further information on ring-fencing measures that may adversely affect CenterPoint Energy’s ability to receive dividends from Houston Electric as well as other financial impacts, please read “—The imposition of certain ring-fencing measures at Houston Electric could adversely affect CenterPoint Energy’s cash flows, credit quality, financial condition and results of operations.”

Additionally, CenterPoint Energy’s results of operations, future growth and earnings and dividend goals depend on the performance of its utility and non-utility (such as CES, Infrastructure Services and ESG) subsidiaries which contribute to a portion of its consolidated earnings and which may not perform at expected or forecasted levels or do not achieve the projected growth in these businesses as anticipated. As part of their non-utility businesses, CenterPoint Energy and CERC also offer home repair protection plans to natural gas customers in Texas and Louisiana (through a third-party provider) and provide home appliance maintenance and repair services to customers in Minnesota. For a discussion of risks that may impact the amount of cash distributions CenterPoint Energy receives with respect to its interests in Enable, please read “— Additional Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP — CenterPoint Energy’s cash flows will be adversely impacted if it receives less cash distributions from Enable than it currently expects.”

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

Our businesses are capital intensive, and we rely on various sources to finance our capital expenditures. For example, we depend on (i) long-term debt, (ii) borrowings through our revolving credit facilities and, for CenterPoint Energy and CERC, commercial paper programs, (iii) distributions from CenterPoint Energy’s interests in Enable and (iv) if market conditions permit, issuances of additional shares of common and/or preferred stock by CenterPoint Energy. We may also use such sources to refinance any outstanding indebtedness as it matures. As of December 31, 2019, CenterPoint Energy had $15.1 billion of outstanding indebtedness on a consolidated basis, which includes $977 million of non-recourse Securitization Bonds. For information on maturities through 2024, see Note 14 to the consolidated financial statements. Our future financing activities may be significantly affected by, among other things:

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

As of December 31, 2019, Houston Electric had approximately $4.0 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. Additionally, as of December 31, 2019, Houston Electric had approximately $102 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, up to 70% of property additions or cash deposited with the trustee. As of December 31, 2019, approximately $3.7 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2019. However, Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. As of December 31, 2019, SIGECO had approximately $293 million aggregate principal amount of first mortgage bonds outstanding. SIGECO may issue additional bonds under its Mortgage Indenture up to 60% of currently unfunded property additions. As of December 31, 2019, approximately $1.1 billion of additional first mortgage bonds could be issued on this basis. However, under certain circumstances Indiana Electric is limited in its ability to issue additional bonds under the Mortgage Indenture due to a provision in its parent’s, VUHI, indentures.

The Registrants’ current credit ratings and any changes in credit ratings in 2019 and to date in 2020 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Matters — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. The Registrants note that these credit ratings are not recommendations to buy, sell or hold their securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of the Registrants’ credit ratings could have a material adverse impact on their ability to access capital on acceptable terms.

The imposition of certain ring-fencing measures at Houston Electric could adversely affect CenterPoint Energy’s cash flows, credit quality, financial condition and results of operations.

As part of its most recent base rate proceeding, Houston Electric has agreed, as part of a settlement, to certain “ring-fencing” measures to increase its financial separateness from CenterPoint Energy. As part of the Stipulation and Settlement Agreement, Houston Electric and CenterPoint Energy are subject to various ring-fencing measures. For further information about the Stipulation and Settlement Agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report. Additionally, further ring-fencing measures could be imposed on Houston Electric in the future through legislation or PUCT rules or orders. As a result of such ring-fencing measures, CenterPoint Energy’s cash flows, credit quality, financial condition and results of operations could be materially adversely affected.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect the cost of capital related to outstanding debt and other financial instruments.

The LIBOR is the basic rate of interest widely used as a global reference for setting interest rates on variable rate loans and other securities. Each of the Registrants’ credit and term loan facilities, including certain facilities or financial instruments entered into by their subsidiaries, use LIBOR as a reference rate. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR reference rates become unavailable, any LIBOR borrowings under the Registrants’ credit and term loan facilities would convert at the end of the applicable interest period to alternate base rate loans and any future borrowings thereunder would be made as alternate base rate loans. Alternate base rate loans generally constitute a higher cost of capital.

Certain of CenterPoint Energy’s credit and term loan facilities provide for a mechanism to amend such facility to reflect the establishment of an alternative reference rate upon the inability to determine the LIBOR-based Eurodollar rate or occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement or unavailability of the LIBOR interest rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial markets could have a material adverse effect on our financial condition, results of operations and cash flows.

An impairment of goodwill, long-lived assets, including intangible assets, equity method investments and an impairment or fair value adjustment to CenterPoint Energy’s Enable Series A Preferred Unit investment could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States of America require CenterPoint Energy to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As a result of the Merger, CenterPoint Energy has increased the amount of goodwill and other intangible assets on its consolidated financial statements that are subject to impairment based on future adverse changes to the acquired businesses or general market conditions.

In connection with its preparation of financial statements for the year ended December 31, 2019, CenterPoint Energy and CERC, as applicable, identified triggering events for interim goodwill impairment tests at their Infrastructure Services and Energy Services reporting units. Early stage bids received from market participants during the exploration of strategic alternatives for these businesses at year-end indicated that the carrying value of each reporting unit was more likely than not below the fair value. As a result, CenterPoint Energy and CERC evaluated long-lived assets, including property, plant and equipment, and specifically identifiable intangibles subject to amortization, for recoverability and the goodwill within the reporting units was tested for impairment as of December 31, 2019. The long-lived assets within the Infrastructure Services and Energy Services reporting units were determined to be recoverable based on undiscounted cash flows, considering the likelihood of possible outcomes existing as of December 31, 2019, including the assessment of the likelihood of a future sale of these assets.

CenterPoint Energy and CERC recognized an impairment loss of $48 million, the amount by which the carrying value (inclusive of deferred income tax liabilities of $25 million) of their respective Energy Services reporting unit exceeded fair value as of December 31, 2019. Following the impairment, the carrying value of the goodwill remaining in the Energy Services reporting unit is $62 million as of December 31, 2019. CenterPoint Energy did not recognize any impairments on its Infrastructure Services reporting unit in 2019.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reporting unit. As a result, certain assets and liabilities representing a business within this reporting unit that will be transferred under the Securities Purchase Agreement (the “Disposal Group”) met the held for sale criteria during the first quarter of 2020. Because the transaction is structured as an asset sale for income tax purposes, the Disposal Group will exclude the deferred tax liabilities. CenterPoint Energy anticipates recording an impairment loss on assets held for sale of approximately $85 million, plus an additional loss for transaction costs, in the first quarter of 2020. The actual amount of the impairment or loss may be materially different from the preliminary amount.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reporting unit. Certain assets and liabilities representing a business within this reporting unit that will be transferred under the Equity Purchase Agreement (the “Disposal Group”) met the held for sale criteria during the first quarter of 2020. Because the transaction is structured as an asset sale for income tax purposes, the Disposal Group will exclude the deferred tax liabilities and certain assets and liabilities within the reporting unit that will be retained by CenterPoint Energy and CERC upon closing. CenterPoint Energy and CERC anticipate recording an impairment loss, consisting of both goodwill and long-lived asset impairments, on assets held for sale of approximately $80 million, plus an additional loss for transaction costs, in the first quarter of 2020. The actual amount of the impairment or loss may be materially different from the preliminary amount.

For investments CenterPoint Energy accounts for under the equity method, the impairment test considers whether the fair value of such investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. For example, if Enable’s common unit price, distributions or earnings were to decline, and that decline is deemed to be other than temporary, CenterPoint Energy could determine that it is unable to recover the carrying value of its equity investment in Enable. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Such an impairment occurred during the year ended December 31, 2015 due to the sustained low Enable common unit price and further declines in such price that year, among other factors impacting the midstream oil and gas industry. As of December 31, 2019, CenterPoint Energy’s total investment in Enable is $10.29 per unit and Enable’s common unit price closed at $10.03 per unit (approximately $61 million below carrying value). Based on an analysis of its investment in Enable as of December 31, 2019, CenterPoint Energy believes that the decline in the value of its investment is temporary, and that the carrying value of its investment of $2.4 billion will be recovered. On February 24, 2020, Enable’s common unit price closed at $7.63 (approximately $622 million below carrying value). A sustained low Enable common unit price could result in CenterPoint Energy again recording impairment charges in the future.

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

CenterPoint Energy and its subsidiaries maintain qualified defined benefit pension plans covering certain of its employees. Costs associated with these plans are dependent upon a number of factors including the investment returns on plan assets, the level of interest rates used to calculate the funded status of the plan, contributions to the plan, the number of plan participants and government regulations with respect to funding requirements and the calculation of plan liabilities. Funding requirements may increase and CenterPoint Energy may be required to make unplanned contributions in the event of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations, or government regulations that increase minimum funding requirements or the pension liability. In addition to affecting CenterPoint Energy’s funding requirements, each of these factors could adversely affect our results of operations, liquidity and financial position.

CenterPoint Energy, through Infrastructure Services, also contributes to several multi-employer pension plans. If Infrastructure Services withdraws from these plans, CenterPoint Energy may be required to pay an amount based on the allocable share of the plans’ unfunded vested benefits, referred to as the withdrawal liability. This could adversely affect our results of operations, liquidity and financial position.

The costs of providing health care benefits to our employees and retirees may increase substantially and adversely affect our results of operations and financial condition.

We provide health care benefits to eligible employees and retirees through self-insured and insured plans. In recent years, the costs of providing these benefits per beneficiary increased due to higher health care costs and higher levels of large individual health care claims and overall health care claims. We anticipate that such costs will continue to rise. Further, the effects of health care reform or any future legislative changes could also materially affect our health care benefit programs and costs. Any potential changes and resulting cost impacts, which are likely to be passed on to us, cannot be determined with certainty at this time. Our costs of providing these benefits could also increase materially in the future should there be a material reduction in the amount of the recovery of these costs through our rates or should significant delays develop in the timing of the recovery of such costs, which could adversely affect our results of operations and liquidity.

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

CenterPoint Energy has approximately $828 million principal amount of ZENS outstanding as of December 31, 2019. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. CenterPoint Energy may redeem all of the ZENS at any time at a redemption amount per ZENS equal to the higher of the contingent principal amount per ZENS ($75 million in the aggregate, or $5.28 per ZENS, as of December 31, 2019) or the sum of the current market value of the reference shares attributable to one ZENS at the time of redemption. In the event CenterPoint Energy redeems the ZENS, in addition to the redemption amount, it would be required to pay deferred taxes related to the ZENS. CenterPoint Energy’s ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year. If the ZENS had been redeemed on December 31, 2019, deferred taxes of approximately $429 million would have been payable in 2019, based on 2019 tax rates in effect. In addition, if all the shares of ZENS-Related Securities had been sold on December 31, 2019 to fund the aggregate redemption amount, capital gains taxes of approximately $149 million would have been payable in 2019. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows. This could happen if CenterPoint Energy’s creditworthiness were to drop or the market for the ZENS were to become illiquid, or for some other reason. While funds for the payment of cash upon exchange of ZENS could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources, ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically cease when ZENS are exchanged and ZENS-Related Securities shares are sold.

Dividend requirements associated with the Series A Preferred Stock and the Series B Preferred Stock that CenterPoint Energy issued to fund a portion of the Merger subject it to certain risks.

CenterPoint Energy has issued 800,000 shares of Series A Preferred Stock and 19,550,000 depositary shares, each representing a 1/20th interest in a share of CenterPoint Energy’s Series B Preferred Stock. Any future payments of cash dividends, and the amount of any cash dividends CenterPoint Energy pays, on the Series A Preferred Stock and the Series B Preferred Stock will depend on, among other things, its financial condition, capital requirements and results of operations and the ability of our subsidiaries and Enable to distribute cash to CenterPoint Energy, as well as other factors that CenterPoint Energy’s Board of Directors (or an authorized committee thereof) may consider relevant. Any failure to pay scheduled dividends on the Series A Preferred Stock and the Series B Preferred Stock when due would likely have a material adverse impact on the market price of the Series A Preferred Stock, the Series B Preferred Stock, Common Stock and CenterPoint Energy’s debt securities and would prohibit CenterPoint Energy, under the terms of the Series A Preferred Stock and Series B Preferred Stock, from paying cash dividends on or repurchasing shares of Common Stock (subject to limited exceptions) until such time as CenterPoint Energy has paid all accumulated and unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock.

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

Houston Electric’s rates are regulated by certain municipalities and the PUCT and Indiana Electric’s rates are regulated by the IURC. Their rates are set in comprehensive base rate proceedings (i.e., general rate cases) based on an analysis of their invested capital, their expenses and other factors in a designated test year. Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of Houston Electric’s and Indiana Electric’s control. For Houston Electric, a general base rate proceeding is required 48 months from the date of the order setting rates in its most recent comprehensive rate proceeding, unless the PUCT issues an order extending the deadline to file that general base rate proceeding. For Indiana Electric, a general base rate proceeding is required prior to the expiration of its TDSIC plan, which expires on December 31, 2023. Houston Electric and Indiana Electric can make no assurance that their respective base rate proceedings will result in favorable adjustments to their rates, in full cost recovery or approval of other requested items, including, among other things, capital structure and ROE. Moreover, these base rate proceedings have caused in certain instances, and in the future could cause, Houston Electric and Indiana Electric to recover their investments below their requested levels, below the national average for utilities or below recently approved levels for other utilities in their respective jurisdictions.

For instance, on April 5, 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for revenue increases of approximately $194 million, excluding a rider to refund approximately $40 million annually over three years. This rate filing was based on a rate base of $6.4 billion, a 50% debt/50% equity capital structure and a 10.4% ROE. Houston Electric also requested a prudency determination on all capital investments made since January 1, 2010; the establishment of a rider to refund approximately $119 million to its customers over three years resulting from the TCJA; updated depreciation rates; and approval to clarify and update various non-rate tariff provisions. After a five-day hearing in June 2019, and following the issuance of a PFD by the administrative law judges who heard the case, the parties entered into a Stipulation and Settlement Agreement. On February 14, 2020, the PUCT approved the Stipulation and Settlement Agreement, which established rates based on a $13 million increase in annual revenues, a capital structure of 42.5% equity/57.5% debt and a 9.4% ROE. The Stipulation and Settlement Agreement requires Houston Electric to file another case within 48 months of the final order and removes the possibility that the deadline would be extended. For more information on Houston Electric’s base rate case, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

The rates that Houston Electric and Indiana Electric are allowed to charge may not match their costs at any given time, a situation referred to as “regulatory lag.” For Houston Electric and Indiana Electric, several interim rate adjustment mechanisms have been implemented to reduce the effects of regulatory lag. These adjustment mechanisms are subject to the applicable regulatory body’s approval and are subject to limitations that may reduce Houston Electric’s and Indiana Electric’s ability to adjust rates. For Houston Electric, the DCRF mechanism adjusts an electric utility’s rates for increases in net distribution-invested capital (e.g., distribution plant and distribution-related intangible plant and communication equipment) since its last comprehensive base rate proceeding, but Houston Electric may only make a DCRF filing once per calendar year and not during a comprehensive base rate proceeding. In connection with the Stipulation and Settlement Agreement, Houston Electric agreed not to file its DCRF in 2020. The TCOS mechanism allows a transmission service provider to update its wholesale transmission rates to reflect changes in transmission-related invested capital, but is only available to Houston Electric twice per calendar year. However, neither of these mechanisms provides for recovery of operations and maintenance expenses.

Similarly, for Indiana Electric, the TDSIC rate mechanism allows electric utilities (that have an IURC-approved seven-year infrastructure improvement plan) to request incremental rate increases every six months to pay for the projects included in that plan, subject to IURC approval. However, the TDSIC allows the utility to recover 80% of the costs as they are incurred, with the remaining costs to be deferred as regulatory assets to be recovered in the next base rate case. TDSIC rate increases are limited to no more than 2% of the utility’s total retail revenues from the prior year. Indiana Electric recovers transmission costs through a FERC-approved formula rate and reflects charges and costs associated with participation in MISO through the MCRA mechanism, which is filed annually. Other non-fuel purchased power costs are recovered annually via the RCRA Mechanism. Electricity suppliers are required to submit energy efficiency plans to the IURC at least once every three years. Indiana Electric recovers program and administrative costs of these plans, including lost revenues and financial incentives, via its annual DSMA mechanism. The DSMA is subject to IURC approval.

Houston Electric and Indiana Electric can make no assurance that filings for such mechanisms will result in favorable adjustments to rates or in full cost recovery. Notwithstanding the application of the rate mechanisms discussed above, the regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking, as the case may be, and may not always be available or result in rates that will produce recovery of Houston Electric’s and Indiana Electric’s costs or enable them to earn an expected return. In addition, changes to the interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact Houston Electric’s and Indiana Electric’s ability to recover their costs in a timely manner. Additionally, inherent in the regulatory process is some level of risk that jurisdictional regulatory authorities may initiate investigations of the prudence of operating expenses incurred or capital investments made by Houston Electric or Indiana Electric and deny the full recovery of their cost of service in rates. To the extent the regulatory process does not allow Houston Electric and Indiana Electric to make a full and timely recovery of appropriate costs, their results of operations, financial condition and cash flows could be materially adversely affected.

Unlike Houston Electric, Indiana Electric must seek approval by the IURC for long-term financing authority and by the FERC for its short-term financing authority. This authority allows Indiana Electric the flexibility to enter into various financing arrangements. In the event that the IURC or the FERC do not approve Indiana Electric’s financing authority, Indiana Electric may not be able to fully execute its financing plans and its financial condition, results of operations and cash flows could be materially adversely affected.

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

A significant portion of Houston Electric’s revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Similarly, Indiana Electric’s revenues are derived from rates it charges its customers to provide electricity. Houston Electric’s and Indiana Electric’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage. Houston Electric’s revenues are generally higher during the warmer months. As in certain past years, unusually mild weather in the warmer months could diminish Houston Electric’s results of operations and harm its financial condition. Conversely, as in certain past years, extreme warm weather conditions could increase Houston Electric’s results of operations in a manner that would not likely be annually recurring.

A significant portion of Indiana Electric’s sales are for space heating and cooling. Consequently, as in certain past years, Indiana Electric’s results of operations may be adversely affected by warmer-than-normal heating season weather or colder-than-normal cooling season weather, while more extreme seasonal weather conditions could increase Indiana Electric’s results of operations in a manner that would not likely be annually recurring.

Indiana Electric’s execution of its IRP and its regulated power supply operations are subject to various risks, including timely recovery of capital investments, increased costs and facility outages or shutdowns.

Indiana requires each electric utility to perform and submit an IRP every three years, unless extended, to the IURC that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next 20-year period on a periodic basis. Indiana Electric’s 2016 IRP modeling projects that the lowest cost and least risk generation portfolio to serve customers over the next 20 years involves retirement of a significant portion of its current generating fleet and replacing that generation capacity with other resources. Implementation of Indiana Electric’s IRP will likely require recovery of new capital investments, as well as costs of retiring the current generation fleet, including any remaining unrecovered costs of retired assets. In February 2018, as part of its electric generation transition plan, Indiana Electric filed a petition seeking authorization from the IURC to construct a new 700-850 MW natural gas combined cycle generating facility to replace certain existing generation capacity at an approximate cost of $900 million, which included the cost of a new natural gas pipeline to serve the facility, among other things. While the IURC approved the construction of a 50 MW universal solar array and the plan to retrofit its largest, most efficient coal-fired generation unit (Culley Unit 3), the IURC denied Indiana Electric’s request to construct a 700-850 MW natural gas combined cycle generating facility. The IURC urged Indiana Electric to utilize its next IRP planning cycle to evaluate the merits of a more diverse generation portfolio.

During the 2019 Indiana legislative session, certain proposed legislation would have prohibited the construction of new generation assets 250 MW or larger until 2021, among other prohibitions, by directing the IURC to not issue any final orders in proceedings requesting such construction. Although this proposed legislation was ultimately defeated, a similar moratorium on the construction of new generation assets in Indiana could be reintroduced in a subsequent legislative session. Legislation has been proposed in 2020 that would require IURC approval to retire coal-fired generation. This legislation, by its terms, would sunset in early 2021 and is not expected to impact Indiana Electric as currently drafted.

With respect to its upcoming IRP, Indiana Electric has conducted a request for proposals targeting 10 to 700 MW of capacity and unit-contingent energy and anticipates filing its 2019/2020 IRP in mid-2020. While the IURC does not approve or reject the IRP, the process involves the issuance of a staff report that provides comments on the IRP. Depending on comments received on the IRP, the filing of any future requests for generating facilities could be delayed. Further, certain legislative activities such as the proposed moratorium in 2019 or other legislation restricting or delaying new generation could negatively affect Indiana Electric’s ability to construct new generation facilities and execution of its capital plan. Even if a generation project is approved, risks associated with the construction of any new generation exist, including the ability to procure resources needed to build at a reasonable cost, scarcity of resources and labor, ability to appropriately estimate costs of new generation, the effects of potential construction delays and cost overruns and the ability to meet capacity requirements. Further, there is no guarantee that the IURC will approve the requests included in any of Indiana Electric’s future filed petitions relating to its IRP.

Additionally, Indiana Electric’s generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses, increased purchase power costs and inadvertent releases of coal ash and/or other contaminants with a significant environmental impact. These operational risks can arise from circumstances such as facility shutdowns or malfunctions due to equipment failure or operator error; interruption of fuel supply or increased prices of fuel as contracts expire; disruptions in the delivery of electricity; inability to comply with regulatory or permit requirements; labor disputes; or natural disasters, all of which could adversely affect Indiana Electric’s business. Further, Indiana Electric relies on coal for substantially all of its generation capacity. Currently, its coal supply is purchased largely from a single, unrelated party and, although the coal supply is under long-term contract, the loss of this supplier or transportation interruptions could adversely affect Indiana Electric’s results of operations, financial condition and cash flows.

Houston Electric and Indiana Electric, as a member of ERCOT and MISO, respectively, could be subject to higher costs for system improvements, as well as fines or other sanctions as a result of mandatory reliability standards.

Houston Electric and Indiana Electric are members of ERCOT and MISO, respectively, which serve the electric transmission needs of their applicable regions. As a result of their respective participation in ERCOT and MISO, Houston Electric and Indiana Electric do not have operational control over their transmission facilities and are subject to certain costs for improvements to these regional electric transmission systems. In addition, the FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT and Indiana Electric and other utilities within MISO, respectively. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE, a Texas non-profit corporation and for reliability in the portion of MISO that includes Indiana Electric to ReliabilityFirst Corporation, a Delaware non-profit corporation. Compliance with mandatory reliability standards may subject Houston Electric and Indiana Electric to higher operating costs and may result in increased capital expenditures, which may not be fully recoverable in rates. In addition, if Houston Electric or Indiana Electric were to be found to be in noncompliance with applicable mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties.

Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in such payments could adversely affect Houston Electric’s cash flows, financial condition and results of operations.

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity Houston Electric distributes to their customers. As of December 31, 2019, Houston Electric did business with approximately 68 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which Houston Electric can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and Houston Electric thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. A significant portion of Houston Electric’s billed receivables from REPs are from affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp. Houston Electric’s aggregate billed receivables balance from REPs as of December 31, 2019 was $192 million. Approximately 32% and 12% of this amount was owed by affiliates of NRG and Vistra Energy Corp., respectively. Any delay or default in payment by REPs could adversely affect Houston Electric’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments Houston Electric had received from such REP.

Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses (CenterPoint Energy and CERC)

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Rate regulation of NGD may delay or deny its ability to earn an expected return and fully recover its costs.

NGD’s rates are regulated by certain municipalities (in Texas only) and state commissions based on an analysis of NGD’s invested capital, expenses and other factors in a test year (often either fully or partially historic) in comprehensive base rate proceedings, subject to periodic review and adjustment. Each of these proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of NGD’s control. NGD has pending, or anticipates the filing of, rate cases in Indiana, Minnesota and Texas during 2020. NGD can make no assurance that these respective base rate proceedings will result in favorable adjustments to its rates, full cost recovery or approval of other requested items, including, among other things, capital structure and ROE. Moreover, these base rate proceedings could cause NGD to recover its investments at rates below its requested level, below the national average for utilities or below recently approved levels for other utilities in those jurisdictions.

The rates that NGD is allowed to charge may not match its costs at any given time, resulting in what is referred to as “regulatory lag.” Though several interim rate adjustment mechanisms have been approved by jurisdictional regulatory authorities and implemented by NGD to reduce the effects of regulatory lag, such adjustment mechanisms are subject to the applicable regulatory body’s approval, which we cannot assure would be approved, and are subject to certain limitations that may reduce or otherwise impede NGD’s ability to adjust its rates or result in rates below those requested by NGD.

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

In Texas, NGD’s Houston, South Texas, Beaumont/East Texas and Texas Coast divisions each submit annual GRIP filings to recover the incremental capital investments made in the preceding year until a general rate case is filed. NGD must file a general rate case no later than five and a half years after the initial GRIP implementation date.

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

Unlike CERC, Indiana Gas, SIGECO’s natural gas distribution business and VEDO must seek approval by the IURC and PUCO, as applicable, for long-term financing authority. This authority allows these utilities the flexibility to enter into various financing arrangements. In the event that the IURC or PUCO do not approve these utilities’ respective financing authorities, they may not be able to fully execute their financing plans and their respective financial conditions, results of operations and cash flows could be adversely affected.

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

NGD and CES are subject to fluctuations in notional natural gas prices as well as geographic and seasonal natural gas price differentials, which could affect the ability of their suppliers and customers to meet their obligations or otherwise adversely affect their liquidity, results of operations and financial condition.

NGD and CES are subject to risk associated with changes in the notional price of natural gas as well as geographic and seasonal natural gas price differentials that impact their businesses, including transportation and storage, whether through the use of AMAs or other arrangements. Increases in natural gas prices might affect NGD’s and CES’s ability to collect balances due from their customers and, for NGD, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into tariff rates. In addition, a sustained period of high natural gas prices could (i) decrease demand for natural gas in the areas in which NGD and CES operate, thereby resulting in decreased sales and revenues and (ii) increase the risk that NGD’s and CES’s suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase working capital requirements by increasing the investment that must be made to maintain natural gas inventory levels. Additionally, a decrease in natural gas prices could increase the amount of collateral required under hedging arrangements. AMAs may be subject to regulatory approval, and such agreements may not be renewed or may be renewed with less favorable terms.

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

NGD’s and CES’s revenues are primarily derived from natural gas sales. Thus, their revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months. As in certain past years, unusually mild weather in the winter months could diminish our results of operations and harm our financial condition. Conversely, as occurred in certain past years, extreme cold weather conditions could increase our results of operations in a manner that would not likely be annually recurring.

The states in which NGD provides service may, either through legislation or rules, adopt restrictions regarding organization, financing and affiliate transactions that could have significant adverse impacts on NGD’s ability to operate.

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

In addition, Infrastructure Services has supported CenterPoint Energy’s utilities pursuant to service contracts. In most instances, the ability to maintain these service contracts depends upon regulatory discretion, and there can be no assurance it will be able to obtain future service contracts, or that existing arrangements will not be revisited.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

ESG’s business has performance and warranty obligations, some of which are guaranteed by CenterPoint Energy.

In the normal course of business, ESG issues performance bonds and other forms of assurance that commit it to operate facilities, pay vendors or subcontractors and support warranty obligations. As the parent company, CenterPoint Energy has and will from time to time guarantee its subsidiaries’ commitments. These guaranties do not represent incremental consolidated obligations; rather, they represent parental guaranties of subsidiary obligations to allow the subsidiary the flexibility to conduct business without posting other forms of collateral. Neither CenterPoint Energy nor Vectren has been called upon to satisfy any obligations pursuant to these parental guaranties.

Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP (CenterPoint Energy)

CenterPoint Energy holds a substantial limited partner interest in Enable (53.7% of the outstanding common units representing limited partner interests in Enable as of December 31, 2019), as well as 50% of the management rights in Enable GP and a 40% interest in the incentive distribution rights held by Enable GP. As of December 31, 2019, CenterPoint Energy owned an aggregate of 14,520,000 Enable Series A Preferred Units representing limited partner interests in Enable. Accordingly, CenterPoint Energy’s future earnings, results of operations, cash flows and financial condition will be affected by the performance of Enable, the amount of cash distributions it receives from Enable and the value of its interests in Enable. Factors that may have a material impact on Enable’s performance and cash distributions, and, hence, the value of CenterPoint Energy’s interests in Enable, include the risk factors outlined below, as well as the risks described elsewhere under “Risk Factors” that are applicable to Enable.

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

Additionally, although it has no current plan to do so, CenterPoint Energy may also reduce its ownership in Enable over time through sales in the public equity markets, or otherwise, of the Enable common units it holds, subject to market conditions. CenterPoint Energy’s ability to execute any sale of Enable common units is subject to a number of uncertainties, including the timing, pricing and terms of any such sale. Any sales of Enable common units CenterPoint Energy owns could have an adverse impact on the price of Enable common units or on any trading market for Enable common units. Further, CenterPoint Energy’s sales of Enable common units may have an adverse impact on Enable’s ability to issue equity on satisfactory terms, or at all, which may limit its ability to expand operations or make future acquisitions. Any reduction in CenterPoint Energy’s interest in Enable would result in decreased distributions from Enable and decrease income, which may adversely impact CenterPoint Energy’s ability to meet its payment obligations and pay dividends on its Common Stock. Further, any sales of Enable common units would result in a significant amount of taxes due, which could also significantly impact CenterPoint Energy’s determination to execute any sale. There can be no assurances that any sale of Enable common units in the public equity markets or otherwise will be completed. Any sale of Enable common units in the public equity markets or otherwise may involve significant costs and expenses, including, in connection with any public offering, a significant underwriting discount. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from any completed sale or reduction in its investment in Enable. Furthermore, under certain circumstances, including following certain changes in the methodology employed by rating agencies whereby the Enable Series A Preferred Units are no longer eligible for the same or a higher amount of “equity credit” attributed to the Enable Series A Preferred Units on their original issue date (referred to as a “rating event”), Enable has the option to redeem the Enable Series A Preferred Units. There can be no assurances that CenterPoint Energy will be able to reinvest any proceeds from such redemption in a manner that provides for a similar rate of return as the Enable Series A Preferred Units.

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

•
Competition: Enable competes with similar enterprises, some of which include public and private energy companies with greater financial resources and access to natural gas, NGL and crude oil supplies, in its respective areas of operation, primarily through rates, terms of service and flexibility and reliability of service. Increased competitive pressure in Enable’s industry, which is already highly competitive, could adversely affect Enable’s financial position, results of operations and ability to make cash distributions;

•
Cost Recovery of Capital Improvements: Enable may not be able to recover the costs of its substantial planned investment in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than it anticipates. In Enable’s Form 10-K for the fiscal year ended December 31, 2019, Enable stated that it expects that its expansion capital could range from approximately $160 million to $240 million and its maintenance capital could range from approximately $110 million to $130 million for the year ending December 31, 2020;

•
Commodity Prices: Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect Enable’s financial position, results of operations and ability to make cash distributions. Factors affecting prices are beyond Enable’s control and include the following: (i) demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, (ii) the availability of imported natural gas, LNG, NGLs and crude oil, (iii) actions taken by foreign natural gas and oil producing nations, (iv) the availability of local, intrastate and interstate transportation systems, (v) the availability and marketing of competitive fuels, (vi) the impact of energy conservation efforts, technological advances affecting energy consumption and (vii) the extent of governmental regulation and taxation. Further, Enable’s natural gas processing arrangements expose it to commodity price fluctuations. In 2019, 4%, 26% and 70% of Enable’s processing plant inlet volumes consisted of keep-whole arrangements, percent-of-proceeds or percent-of-liquids and fee-based, respectively. If the price at which Enable sells natural gas or NGLs is less than the cost at which Enable purchases natural gas or NGLs under these arrangements, then Enable’s financial position, results of operations and ability to make cash distributions could be adversely affected;

•
Credit Risk of Customers: Enable is exposed to credit risks of its customers, and any material nonpayment or nonperformance by its customers, whether through severe financial problems or otherwise, could adversely affect its financial position, results of operations and ability to make cash distributions;

•
“Negotiated Rate” Contracts: Enable provides certain transportation and storage services under fixed-price “negotiated rate” contracts, which are authorized by the FERC, that are not subject to adjustment, even if its cost to perform these services exceeds the revenues received from these contracts. As of December 31, 2019, approximately 37% of Enable’s aggregate contracted firm transportation capacity on EGT and MRT and 93% of its aggregate contracted firm storage capacity on EGT and MRT, was subscribed under such “negotiated rate” contracts. The majority of Enable’s aggregate contracted firm transportation capacity and all of its aggregate contracted firm storage capacity under negotiated rate contracts on MRT are subject to the FERC’s rate case approval. As a result, Enable’s costs could exceed its revenues received under these contracts, and if Enable’s costs increase and it is not able to recover any shortfall of revenue associated with its negotiated rate contracts, the cash flow realized by its systems could decrease and, therefore, the cash Enable has available for distribution could also decrease;

•
Unavailability of Interconnected Facilities: If third-party pipelines and other facilities interconnected to Enable’s gathering, processing or transportation facilities (including those providing transportation of natural gas and crude oil, transportation and fractionation of NGLs and electricity for compression, among other things) become partially or fully unavailable for any reason, Enable’s financial position, results of operations and ability to make cash distributions could be adversely affected; and

•
Land Ownership: Enable does not own all of the land on which its pipelines and facilities are located, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate, which could disrupt its operations or result in increased costs related to the construction and continuing operations elsewhere and adversely affect its financial position, results of operations and ability to make cash distributions.

Enable conducts a portion of its operations through joint ventures, which subject it to additional risks that could adversely affect the success of these operations and Enable’s financial position, results of operations and ability to make cash distributions.

Enable conducts a portion of its operations through joint ventures with third parties, including Enbridge Inc., DCP Midstream, LP, CVR Energy, Inc., Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering LLC. Enable may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture.

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

Enable owns a 50% ownership interest in SESH. The remaining 50% ownership interest is held by Enbridge Inc. CenterPoint Energy owns 53.7% of Enable’s common units, 100% of the Enable Series A Preferred Units and a 40% economic interest in Enable GP. Pursuant to the terms of the limited liability company agreement of SESH, as amended, if, at any time, CenterPoint

Energy has a right to receive less than 50% of Enable’s distributions through its interests in Enable and Enable GP, or do not have the ability to exercise certain control rights, Enbridge Inc. could have the right to purchase Enable’s interest in SESH at fair market value, subject to certain exceptions.

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

As of December 31, 2019, Enable had approximately $4.0 billion of long-term debt outstanding, excluding the premiums, discounts and unamortized debt expense on their senior notes, $155 million outstanding under its commercial paper program and $250 million outstanding under the Enable Oklahoma Intrastate Transmission, LLC 6.25% senior notes due 2020, excluding unamortized premium. Enable has a $1.75 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, with no borrowings outstanding, of which approximately $1.59 billion in borrowing capacity was available as of December 31, 2019. As of January 31, 2020, Enable had $119 million outstanding under its commercial paper program and $1.63 billion of available borrowing capacity under its revolving credit facility. Enable has the ability to incur additional debt, subject to limitations in its credit facilities. The levels of Enable’s debt could have important consequences, including the following:

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

Other Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP

The success of the Merger depends, in part, on CenterPoint Energy’s ability to realize anticipated benefits and conduct an effective integration process.

The success of the Merger will depend, in part, on CenterPoint Energy’s ability to realize the expected benefits in the anticipated timeframe, including operating efficiencies, growth opportunities, cost savings and customer retention, from integrating CenterPoint Energy’s and Vectren’s businesses, while at the same time continuing to provide consistent, high quality services. The integration process could be complex, costly and time consuming, including the diversion of significant management time and resources thereto, and may result in the following challenges, among other things:

•	unanticipated delays, disruptions, issues or costs in integrating operations, financial and accounting, information technology, communications and other systems;

•	inconsistencies in procedures, practices, policies, controls, and standards;

•	differences in compensation arrangements, management perspectives and corporate culture; and

•	loss of or difficulties retaining talented employees or valuable third-party relationships.

CenterPoint Energy must also successfully adapt its systems of internal controls to continue to accurately provide reliable financial reports, including reporting of its financial condition, results of operations or cash flows, effectively prevent fraud and operate successfully as a public company. If CenterPoint Energy’s efforts to maintain an effective system of internal controls throughout integration are not successful, it is unable to maintain adequate controls over its financial reporting and processes in the future or it is unable to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002, CenterPoint Energy’s operating results could be harmed or it may fail to meet its reporting obligations. Ineffective internal controls also could cause investors to lose confidence in CenterPoint Energy’s reported financial information, which would likely have a negative effect on the trading prices of its securities.

Even with the successful integration of the businesses, CenterPoint Energy may not achieve the expected results or economic benefits, including any expected revenue or synergy opportunities. Failure to fully realize the anticipated benefits could adversely affect CenterPoint Energy’s results of operations, financial condition and cash flows.

Cyber-attacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our or Enable’s reputation, results of operations, financial condition and/or cash flows.

We and Enable are subject to cyber and physical security risks related to adversaries attacking information technology systems, network infrastructure, technology and facilities used to conduct almost all of our and Enable’s business, which includes, among other things, (i) managing operations and other business processes and (ii) protecting sensitive information maintained in the normal course of business. For example, the operation of our electric generation, transmission and distribution systems are dependent on not only physical interconnection of our facilities but also on communications among the various components of our systems and third-party systems. This reliance on information and communication between and among those components has increased since deployment of the intelligent grid, smart devices and operational technologies across our businesses. Further, certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a cyber-attack or unauthorized access in any one of these systems could potentially impact the other systems.

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

Cyber-attacks, including phishing attacks and threats from the use of malicious code such as malware, ransomware and viruses, and unauthorized access could also result in the loss, or unauthorized use, of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, increase costs and subject us or Enable to possible legal claims and liability. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyber-attacks and unauthorized access. Neither we nor Enable are fully insured against all cyber-security risks, any of which could adversely affect our reputation and could have a material adverse effect on either our or Enable’s results of operations, financial condition and/or cash flows.

As domestic and global cyber threats are on-going and increasing in sophistication, magnitude and frequency, our and Enable’s critical energy infrastructure may be targets of state-sponsored attacks, terrorist activities or otherwise that could disrupt our respective business operations. Any such disruptions could result in significant costs to repair damaged facilities, restore service and implement increased security measures, which could have a material adverse effect on either our or Enable’s results of operations, financial condition and/or cash flows.

Failure to maintain the security of personally identifiable information could adversely affect us.

In connection with our businesses, we and our vendors, suppliers and contractors collect and retain personally identifiable information (e.g., information of our customers, shareholders, suppliers and employees), and there is an expectation that we and such third parties will adequately protect that information. The regulatory environment surrounding information security and data privacy is increasingly demanding. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant costs, fines and penalties and liabilities for us. A significant theft, loss or fraudulent use of the personally identifiable information we maintain or failure of our vendors, suppliers and contractors to use or maintain such data in accordance with contractual provisions and other legal requirements could adversely impact our reputation and could result in significant costs, fines and penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

We are subject to operational and financial risks and liabilities arising from environmental laws and regulations.

Our operations and the operations of Enable are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, steam electric generating facilities and electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we manage hazardous and non-hazardous wastes, including wastewater discharges and air emissions;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action and monitoring to mitigate environmental conditions caused by our operations, or attributable to former operations;

•
limiting airborne emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2), nitrogen oxides (NOx), carbon dioxide (CO2) and mercury, and the disposal non-hazardous substances such as CCRs, among other things;

•	restricting the use of fossil fuels through future climate legislation or regulation;

•	imposing requirements on or restricting the operations of facilities under the terms of permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for our services by directly or indirectly affecting the use or price of fossil fuels, including, but not limited to, natural gas.

To comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new facilities and equipment;

•	acquire permits for facility operations or purchase emissions allowances;

•	modify or replace existing and proposed equipment; and

•	decommission or remediate waste management areas, fuel storage facilities and other locations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, revocation of permits, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean, restore and monitor sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

In April 2015, the EPA finalized its CCR Rule, which regulates ash as non‑hazardous material under the RCRA. Under the CCR Rule, Indiana Electric is required to complete integrity assessments and groundwater monitoring studies. In January 2018, Indiana Electric completed its first annual groundwater monitoring and corrective action report. This report identified localized impacts to groundwater near Indiana Electric’s coal impoundments. Further analysis is ongoing. In October 2018, Indiana Electric completed the CCR Rule’s required evaluation of the placement of Indiana Electric’s coal ash ponds. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric must cease disposal of new ash in the ponds and commence closure of the ponds by August 31, 2020. Indiana Electric plans to seek extensions available under the CCR Rule that would allow it to continue to use the ponds through December 31, 2023. The inability to obtain these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding including imposition of fines and penalties. Further, a release of coal ash that presents an imminent and substantial endangerment to health of the environment could result in remediation costs, civil and/or criminal penalties, claims, litigation, increased regulation and compliance costs and reputational damage, all of which could adversely affect the financial condition of Indiana Electric.

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

We currently have insurance in place, such as general liability and property insurance, to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of our facilities may not be sufficient to fully cover or restore the loss or damage without negative impact on our results of operations, financial condition and cash flows. Costs, damages and other liabilities related to recent events and incidents that affected other utilities, such as wildfires and explosions, among other things, have exceeded or could exceed such utilities’ insurance coverage. Further, as a result of these recent events and incidents, the marketplace for insurance coverage may be unavailable or limited in capacity or any such available coverage may be deemed by us to be cost prohibitive under current conditions. Any such coverage, if available, may not be eligible for recovery, whether in full or in part, by us through the rates charged by our utility businesses.

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

Our operations and Enable’s operations are subject to all of the risks and hazards inherent in their respective businesses of gathering, processing, transportation and storage of natural gas and crude oil and the generation, transmission and distribution of electricity, including:

•
damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, earthquakes and other natural disasters, acts of terrorism and actions by third parties;

•	inadvertent damage from construction, vehicles and farm and utility equipment;

•	leaks of natural gas, NGLs, crude oil and other hydrocarbons or losses of natural gas, NGLs and crude oil as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other safety hazards affecting our operations.

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

•
information technology or financial and billing system failures, including those due to the implementation and integration of new technology, that impair our information technology infrastructure, reporting systems or disrupt normal business operations;

•
information technology failure that affects our ability to access customer information or causes us to lose confidential or proprietary data that materially and adversely affects our reputation or exposes us to legal claims; and

•
catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, ice storms, terrorism, wildfires, pandemic health events or other similar occurrences, including any environmental impacts related thereto, which catastrophic events may require participation in mutual assistance efforts by us or other utilities to assist in power restoration efforts.

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

We and Enable depend on senior executive officers and other key personnel. Our and Enable’s success depends on our and Enable’s ability to attract, effectively transition and retain key personnel. On February 19, 2020, our president and chief executive officer resigned from CenterPoint Energy. As a result of this departure, our board of directors is currently conducting a search to fill the role of chief executive officer. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our and Enable’s operations. In addition, because of the reliance on our and Enable’s management team, our and Enable’s future success depends in part on our and Enable’s ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critically important to the successful implementation of our and Enable’s strategies.

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

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our or Enable’s services, including certain local initiatives to prohibit new NGD service and increase electrification initiatives.

Regulatory agencies have adopted, and from time to time consider adopting, new legislation and/or modifying existing laws and regulations, to reduce GHGs, and there continues to be a wide-ranging policy and regulatory debate, both nationally and internationally, regarding the potential impact of GHGs and possible means for their regulation.  Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues.

In August 2018, the EPA proposed a CPP replacement rule, the ACE Rule, which was finalized in July 2019 and requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units. States have three years to develop state plans to implement the ACE Rule, and we do not expect a state ACE plan to be finalized and approved by the EPA until 2024. We are currently unable to predict the effect of a state plan to implement the ACE Rule but do not anticipate that such a plan would have a material effect on our results of operations, financial condition or cash flows. Additionally, the ACE Rule is currently subject to legal challenges. At this time, we are unable to determine what effect, if any, the legal challenges will have on the ACE Rule.

Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The EPA has also expanded its existing GHG emissions reporting requirements. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA. As a distributor and transporter of natural gas, or a consumer of natural gas in its pipeline and gathering businesses, NGD’s or Enable’s revenues, operating costs and capital requirements, as applicable, could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or would have the effect of reducing the consumption of natural gas. Additionally, Houston Electric’s and Indiana Electric’s transmission and distribution businesses’ revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services. For further discussion, see “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses —NGD and CES must compete with alternate energy sources, which could result in less natural gas marketed and have an adverse impact on our results of operations, financial condition and cash flows.”

Moreover, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels may have substantial impacts on CenterPoint Energy’s electric generation and NGD businesses. For example, because Indiana Electric’s current generating facilities substantially rely on coal for their operations, certain financial institutions choose not to participate in CenterPoint Energy’s financing arrangements. Also, certain cities in CenterPoint Energy’s NGD operational footprint have adopted initiatives to prohibit the construction of new NGD facilities that would provide service and focus on electrification. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. Any such initiatives and legislation could adversely affect CenterPoint Energy’s results of operations.

Climate changes could adversely impact financial results from our and Enable’s businesses and result in more frequent and more severe weather events that could adversely affect the results of operations of our businesses.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories. If climate changes occur that result in warmer temperatures in our service territories, financial results from our and Enable’s businesses could be adversely impacted. For example, NGD could be adversely affected through lower natural gas sales and Enable’s natural gas gathering, processing and transportation and crude oil gathering businesses could experience lower revenues. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes or ice storms.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs. To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted. Any such decreased energy use may also require us to retire current infrastructure that is no longer needed. Further, we may be subject to climate change lawsuits, which could result in substantial penalties or damages.

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

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on NGD and Enable. Changes to pipeline safety regulations occur frequently. For example, PHMSA published a final rule in October 2019 that extends and expands the reach of certain PHMSA integrity management requirements (e.g., period assessments, leak detection and repairs) regardless of proximity to a high consequence area. The adoption of new regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us and Enable to incur increased and potentially significant operational costs.

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging infrastructure assets, including the failure of equipment or processes and potential breakdowns due to such aging. The age of certain of our assets may result in a need for replacement or higher level of maintenance costs because of our risk based federal and state compliant integrity management programs.  Failure to achieve timely and full recovery of these expenses could adversely impact revenues and could result in increased capital expenditures or expenses. In addition, the nature of information available on aging infrastructure assets may make inspections, maintenance, upgrading and replacement of the assets particularly challenging. Further, with respect to NGD’s operations, if certain pipeline replacements (for example, cast-iron or bare steel pipe) are not completed timely or successfully, government agencies and private parties might allege the uncompleted replacements caused events such as fires, explosions or leaks. Although we maintain insurance for certain of our facilities, our insurance coverage may not be sufficient in the event that a catastrophic loss is alleged to have been caused by a failure to timely complete equipment replacements. Insufficient insurance coverage and increased insurance costs could adversely impact our results of operations, financial condition and cash flows.

The operation of our facilities depends on good labor relations with our employees.

Several of our businesses have entered into and have in place collective bargaining agreements with different labor unions. We have several separate bargaining units, each with a unique collective bargaining agreement described below:

•	The collective bargaining agreement with IBEW Local 66 related to employees of Houston Electric is scheduled to expire in May 2020, for which negotiations are anticipated to begin in March 2020;

•	The collective bargaining agreements with USW Locals 13-227 and 13-1 related to NGD’s employees in Texas are scheduled to expire in June 2022 and July 2022, respectively;

•
The collective bargaining agreements with Gas Workers Union Local 340, IBEW Local 949 and OPEIU Local 12 and Mankato related to NGD employees in Minnesota are scheduled to expire in April 2020, December 2020, May 2021 and March 2021, respectively, and negotiations with Gas Workers Union Local 340 are currently in progress and expected to be completed before the April 2020 expiration;

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

•	The collective bargaining agreement with IBEW Local 702 related to employees of Indiana Electric is scheduled to expire in June 2022.

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

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly and increasing in complexity. New technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant investments and expenditures so that we can continue to provide cost-effective and reliable methods for energy production and delivery. Among such technological advances are distributed generation resources (e.g., private solar, microturbines, fuel cells), energy storage devices and more energy-efficient buildings and products designed to reduce energy consumption and waste. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services, including Indiana Electric’s generating facilities becoming less competitive and economical. Further, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric and natural gas devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.

Our future success will depend, in part, on our ability to anticipate and adapt to these technological changes in a cost-effective manner, to offer, on a timely basis, reliable services that meet customer demands and evolving industry standards, and to recover all, or a significant portion of, any unrecovered investment in obsolete assets. If we fail to adapt successfully to any technological change or obsolescence, fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, or if implemented technology does not operate as anticipated, our businesses, operating results, financial condition and cash flows could be materially and adversely affected.

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

On February 3, 2020, CenterPoint Energy, through VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements. We can make no assurances regarding the completion of this sale, which could be subject to delays or otherwise not consummated.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements. We can make no assurances regarding the completion of this sale, which could be subject to delays or otherwise not consummated. As discussed in Note 16(d) to the consolidated financial statements, the existing CERC Corp. guarantees supporting CES’s obligations under natural gas supply, transportation and storage contracts will not terminate upon closing of the transaction. While the buyer has an obligation to use its reasonable best efforts to cause CERC Corp. to be released from the guarantees as of and following closing, if the buyer is unable to do so, CERC Corp. would continue to have significant exposure under the guarantees. Following closing, if CES were to default on the payment obligations still guaranteed by CERC Corp., CERC Corp. could be obligated for such amounts.

Further, any completed or future acquisitions involve substantial risks, including the following:

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

In connection with the organization and capitalization of RRI (now GenOn) and Texas Genco (now an affiliate of NRG), those companies and/or their subsidiaries assumed liabilities associated with various assets and businesses transferred to them and agreed to certain indemnity agreements of the Registrants. Such indemnities have applied in various asbestos and other environmental matters that arise from time to time and cases such as the litigation arising out of sales of natural gas in California and other markets, including in the gas market manipulation cases described in Note 16(e) to the Registrants’ respective consolidated financial statements. However, because of the settlement and discharge of certain of GenOn’s indemnity obligations in 2019 in its Chapter 11 bankruptcy proceedings, the Registrants will no longer have the benefit of any settled or discharged indemnities and could incur liabilities in matters that previously would have been indemnified.

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

We are exposed to risks related to reduction in energy consumption due to factors such as unfavorable economic conditions in our service territories and changes in customers’ perceptions from recent incidents of other utilities involving natural gas pipelines.

Our businesses are affected by reduction in energy consumption due to factors including economic climate in our service territories, energy efficiency initiatives, use of alternative technologies and changes in our customers’ perceptions regarding natural gas usage as a result of recent incidents of other utilities involving natural gas pipelines, which could impact our ability to grow our customer base and our rate of growth. Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional delivery facilities. Customer growth and customer usage are affected by a number of factors outside our control, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.

Declines in demand for natural gas in NGD’s territories due to recent pipeline incidents of other utilities and for electricity as a result of economic downturns in Houston Electric’s and Indiana Electric’s regulated electric service territories will reduce overall sales and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity. Although Houston Electric’s and Indiana Electric’s transmission and distribution businesses are subject to regulated allowable rates of return and recovery of certain costs under periodic adjustment clauses, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. Additionally, prolonged economic downturns that negatively impact results of operations and cash flows could result in future material impairment charges to write-down the carrying value of certain assets, including goodwill, to their respective fair values.

For example, Houston Electric’s business is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although Houston, Texas has a diverse economy, employment in the energy industry remains important with overall Houston employment growing at a moderate rate in 2019 among various sectors. Further, the operations of Vectren’s utility businesses are concentrated in central and southern Indiana and west-central Ohio and are therefore impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest.  These industries include automotive assembly, parts and accessories; feed, flour and grain processing; metal castings, plastic products; gypsum products; electrical equipment, metal specialties, glass and steel finishing; pharmaceutical and nutritional products; gasoline and oil products; ethanol; and coal mining.

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

The following discussion is based on the Registrants’ businesses and equity method investment as of December 31, 2019.

Character of Ownership

We lease or own our principal properties in fee, including our corporate office space and various real property. Most of our electric lines and natural gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

Houston Electric T&D (CenterPoint Energy and Houston Electric)

For information regarding the properties of the Houston Electric T & D reportable segment, please read “Business — Our Business — Houston Electric Transmission & Distribution — Properties” in Item 1 of this report, which information is incorporated herein by reference.

Indiana Electric Integrated (CenterPoint Energy)

For information regarding the properties of the Indiana Electric Integrated reportable segment, please read “Business — Our Business — Indiana Electric Integrated — Properties” in Item 1 of this report, which information is incorporated herein by reference.

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

Infrastructure Services (CenterPoint Energy)

For information regarding the properties of the Infrastructure Services reportable segment, please read “Business — Our Business — Infrastructure Services” in Item 1 of this report, which information is incorporated herein by reference.

Midstream Investments (CenterPoint Energy)

For information regarding the properties of the Midstream Investments reportable segment, please read “Business — Our Business — Midstream Investments” in Item 1 of this report, which information is incorporated herein by reference.

Corporate and Other (CenterPoint Energy and CERC)

For information regarding the properties of the CenterPoint Energy Corporate and Other reportable segment, please read “Business — Our Business — Corporate and Other Operations” in Item 1 of this report, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting the Registrants as of December 31, 2019, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 16(e) to the consolidated financial statements, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Houston Electric and CERC.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CenterPoint Energy

As of February 19, 2020, CenterPoint Energy’s common stock was held by approximately 27,524 shareholders of record. CenterPoint Energy’s common stock is listed on the NYSE and Chicago Stock Exchange and is traded under the symbol “CNP.”

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

Repurchases of Equity Securities

During the quarter ended December 31, 2019, none of CenterPoint Energy’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of CenterPoint Energy or any “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Houston Electric

As of February 19, 2020, all of Houston Electric’s 1,000 outstanding common shares were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

CERC

As of February 19, 2020, all of CERC Corp.’s 1,000 outstanding shares of common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

Item 6.        Selected Financial Data (CenterPoint Energy)

The following table presents selected financial data with respect to CenterPoint Energy’s consolidated financial condition and consolidated results of operations and should be read in conjunction with CenterPoint Energy’s consolidated financial statements and the related notes in Item 8 of this report.

	Year Ended December 31,
	2019	2018	2017		2016	2015
	(in millions, except per share amounts)
Revenues	$12,301	$10,589	$9,614		$7,528	$7,386
Equity in earnings (losses) of unconsolidated affiliates, net	230	307	265		208	(1,663)	(2)
Income (loss) available to common shareholders	674	333	1,792	(1)	432	(692)
Basic earnings (loss) per common share	1.34	0.74	4.16		1.00	(1.61)
Diluted earnings (loss) per common share	1.33	0.74	4.13		1.00	(1.61)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Cash dividends paid per common share	$1.15	$1.11	$1.07	$1.03	$0.99
Dividend payout ratio	86%	150%	26%	103%	n/a
Return on average common equity	8%	5%	44%	12%	(17)%
At year-end:
Book value per common share	$16.64	$16.08	$10.88	$8.04	$8.05
Market price per common share	27.27	28.23	28.36	24.64	18.36
Market price as a percent of book value	164%	176%	261%	306%	228%
Percentage of common units owned representing limited partner interests in Enable	53.7%	54.0%	54.1%	54.1%	55.4%
Total assets (3) (4)	$35,439	$27,009	$22,736	$21,829	$21,290
Short-term borrowings	—	—	39	35	40
Securitization Bonds, including current maturities	977	1,435	1,868	2,278	2,667
Other long-term debt, including current maturities (5)	14,135	7,729	6,933	6,279	6,063
Capitalization:
Common stock equity	36%	47%	35%	29%	28%
Long-term debt, including current maturities	64%	53%	65%	71%	72%
Capitalization, excluding Securitization Bonds:
Common stock equity	37%	51%	40%	36%	36%
Long-term debt, excluding Securitization Bonds, and including current maturities	63%	49%	60%	64%	64%
Capital expenditures	$2,587	$1,720	$1,494	$1,406	$1,575

(1)
Income (loss) available to common shareholders for the year ended December 31, 2017 includes a reduction in income tax expense of $1,113 million due to tax reform. See Note 15 to the consolidated financial statements for further discussion of the impacts of the TCJA implementation.

(2)	This amount includes $1,846 million of non-cash impairment charges related to Enable.

(3)	The increase in Total assets as of December 31, 2019, as compared to December 31, 2018, was primarily driven by the assets acquired in the Merger.

(4)	Total assets as of December 31, 2018 include cash and cash equivalents of $4.2 billion.

(5)
The increase in Other long-term debt, including current maturities as of December 31, 2019, as compared to December 31, 2018, was primarily driven by debt incurred to finance the Merger and debt acquired in the Merger.

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

OVERVIEW

Background

CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable. CenterPoint Energy’s operating subsidiaries own and operate electric transmission and distribution, electric generation and natural gas distribution facilities, supply natural gas to commercial and industrial customers and electric and natural gas utilities and provide underground pipeline construction and repair services, energy performance contracting and sustainable infrastructure services. For a detailed description of CenterPoint Energy’s operating subsidiaries, please read Note 1 to the consolidated financial statements.

Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy that provides electric transmission and distribution services to REPs serving the Texas Gulf Coast area that includes the city of Houston.

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy with operating subsidiaries that own and operate natural gas distribution facilities in six states and supply natural gas to commercial and industrial customers and electric and natural gas utilities in over 30 states.

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

As of December 31, 2019, reportable segments by Registrant are as follows:

Registrants	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Energy Services	Infrastructure Services	Midstream Investments	Corporate and Other
CenterPoint Energy	X	X	X	X	X	X	X
Houston Electric	X
CERC			X	X			X

•
Houston Electric T&D reportable segment includes electric transmission and distribution services that are subject to rate regulation and impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility. For further information about the Houston Electric T&D reportable segment, see “Business — Our Business — Houston Electric T&D” in Item 1 of Part I of this report.

•
Indiana Electric Integrated reportable segment includes energy delivery services to electric customers and electric generation assets to serve its electric customers and optimize those assets in the wholesale power market. For further information about the Indiana Electric Integrated reportable segment, see “Business — Our Business — Indiana Electric Integrated” in Item 1 of Part I of this report.

•
Natural Gas Distribution reportable segment includes natural gas distribution services that are subject to rate regulation in CenterPoint Energy’s and CERC’s service territories, as well as home appliance maintenance and repair services to customers in Minnesota. For further information about the Natural Gas Distribution reportable segment, see “Business — Our Business — Natural Gas Distribution” in Item 1 of Part I of this report.

•
Energy Services reportable segment includes non-rate regulated natural gas sales to, and transportation and storage services, for commercial and industrial customers. For further information about the Energy Services reportable segment, see “Business — Our Business — Energy Services” in Item 1 of Part I of this report.

•
Infrastructure Services reportable segment includes underground pipeline construction and repair services. For further information about the Infrastructure Services reportable segment, see “Business — Our Business — Infrastructure Services” in Item 1 of Part I of this report.

•
Midstream Investments reportable segment includes CenterPoint Energy’s equity investment in Enable and is dependent upon the results of Enable, which are driven primarily by the volume of natural gas, NGLs and crude oil that Enable gathers, processes and transports across its systems and other factors as discussed below under “— Factors Influencing Midstream Investments.” For further information about the Midstream Investments reportable segment, see “Business — Our Business — Midstream Investments” in Item 1 of Part I of this report.

•
CenterPoint Energy’s Corporate and Other reportable segment includes office buildings and other real estate used for business operations, home repair protection plans to natural gas customers in Texas and Louisiana through a third party, energy performance contracting and sustainable infrastructure services and other corporate support operations CERC’s Corporate and Other reportable segment includes unallocated corporate costs and inter-segment eliminations.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

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

Factors Influencing Our Businesses and Industry Trends

We are an energy delivery company. The majority of our revenues are generated from the transmission and delivery of electricity and the sale of natural gas by our subsidiaries. On February 1, 2019, we acquired Vectren for approximately $6 billion in cash. Through its subsidiaries, Vectren’s operations consist of utility and non-utility businesses. The utility operations include three public utilities, Indiana Gas, SIGECO and VEDO, which, in the aggregate, provide natural gas distribution and transportation services to nearly 67% of Indiana and about 20% of Ohio and electric transmission and distribution services to southwestern Indiana, including power generating and wholesale power operations. In total, these utility operations supply natural gas and electricity to over one million customers in Indiana and Ohio. The non-utility operations include Infrastructure Services and ESG. Infrastructure Services, through its wholly-owned subsidiaries, provides underground pipeline and repair services to many utilities, including our utilities, as well as other industries. ESG provides energy services through performance-based energy contracting operations and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects. ESG assists schools, hospitals, governmental facilities and other private institutions with reducing energy and maintenance costs by upgrading their facilities with energy-efficient equipment. ESG operates throughout the United States. Concurrent with the completion of the Merger, we added two new reportable segments, Indiana Electric Integrated and Infrastructure Services. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

To assess our financial performance, our management primarily monitors operating income and cash flows, among other things, from our reportable segments. Within these broader financial measures, we monitor margins, interest expense, capital spending and working capital requirements. In addition to these financial measures, we also monitor a number of variables that management considers important to our reportable segments, including the number of customers, throughput, use per customer, commodity prices and heating and cooling degree days. From an operational standpoint, we monitor operation and maintenance expense, safety factors, system reliability and customer satisfaction to gauge our performance.

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

 To the extent adverse economic conditions affect our suppliers and customers, results from our energy delivery businesses may suffer. For example, Houston Electric is largely concentrated in Houston, Texas, where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Despite Houston, Texas having a diverse economy, employment in the energy industry remains important with overall Houston employment growing at a moderate rate in 2019 among various sectors. Although the Houston area represents a large part of our customer base, we have a diverse customer base throughout the eight states we serve.  Each state has a unique economy and is driven by different industrial sectors. Our largest customers reflect the diversity in industries in the states across our footprint.  In Minnesota, for instance, education and health services are the state’s largest sectors, whereas Arkansas has a large food manufacturing industry. Some industries are driven by population growth like education and health care, while others may be influenced by strength in the national or international economy. Further, the operations of Vectren’s utility businesses are concentrated in central and southern Indiana and west-central Ohio and are therefore impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest.  These industries include automotive assembly, parts and accessories; feed, flour and grain processing; metal castings; plastic products; gypsum products; electrical equipment; metal specialties; glass and steel finishing; pharmaceutical and nutritional products; gasoline and oil products; ethanol; and coal mining.

Also, adverse economic conditions, coupled with concerns for protecting the environment and increased availability of alternate energy sources, may cause consumers to use less energy or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for our services. Long-term national trends indicate customers have reduced their energy consumption, which could adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the areas we serve, the trend toward lower usage has slowed.To the extent population growth is affected by lower energy prices and there is financial pressure on some of our customers who operate within the energy industry, there may be an impact on the growth rate of our customer base and overall demand. Multifamily residential customer growth is affected by the cyclical nature of apartment construction. Beginning in 2019, a new construction cycle in Houston helped overall residential customer growth to return to the long-term trend of 2%. Management expects residential meter growth for Houston Electric to remain in line with long term trends at approximately 2%. Typical customer growth in the jurisdictions served by the Natural Gas Distribution reportable segment is approximately 1%. CERC’s NGD customer growth was 1.3% for 2019, which is slightly higher than in previous years.

Performance of the Houston Electric T&D reportable segment and the Natural Gas Distribution reportable segment is significantly influenced by energy usage per customer, which is significantly impacted by weather conditions. For Houston Electric, revenues are generally higher during the warmer months when more electricity is used for cooling purposes. For CERC’s NGD, demand for natural gas for heating purposes is generally higher in the colder months. Therefore, we compare our results on a weather-adjusted basis.

In 2019, the Houston area experienced weather that was closer to normal compared to 2018. Although the summer months, particularly August and September, were hotter than normal, this was offset during the remaining months of the year due to milder than normal weather. While overall rainfall was higher than normal in 2019 largely due to Tropical Storm Imelda, it did not rise to the record rainfall levels experienced in 2017 that occurred largely due to Hurricane Harvey. After a return to more normal weather in 2018, our NGD service territories experienced warmer weather in 2019 in all areas except Minnesota.

Historically, both CenterPoint Energy’s TDU and CERC’s NGD have utilized weather hedges to help reduce the impact of mild weather on their financial results. CenterPoint Energy’s TDU and CERC’s NGD entered into a weather hedge for the 2018–2019 and 2019–2020 winter heating seasons in Texas where no weather normalization mechanisms exist. In CERC’s non-Texas jurisdictions, weather normalization mechanisms or decoupling in the Minnesota division help to mitigate the impact of abnormal weather on our financial results.

In Minnesota and Arkansas for CERC’s NGD, there are rate adjustment mechanisms to counter the impact of declining usage from energy efficiency improvements. In addition, in many of our service areas, particularly in the Houston area and Minnesota, as applicable to each registrant, we have benefited from growth in the number of customers, which could mitigate the effects of reduced consumption. We anticipate that this trend will continue as the regions’ economies continue to grow. The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric and natural gas distribution rates.

Sales of natural gas and electricity to residential and commercial customers by Indiana Gas, SIGECO and VEDO are largely seasonal and are impacted by weather. Trends in the average consumption among natural gas residential and commercial customers have tended to decline as more efficient appliances and furnaces are installed, and as these utilities have implemented conservation programs.

In our NGD Indiana and Ohio service territories, normal temperature adjustment and decoupling mechanisms largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns. Our NGD operations in Ohio has a straight fixed variable rate design for its residential customers. This rate design mitigates approximately 90% of the Ohio service territory’s weather risk and risk of decreasing consumption specific to its small customer classes. While Indiana Electric has neither a normal temperature adjustment mechanism nor a decoupling mechanism, rate designs provide for a lost margin recovery mechanism that operates in tandem with conservation initiatives.

On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates. A settlement has been reached and a final order from the PUCT is expected during the first quarter of 2020. For details related to our pending and completed regulatory proceedings and orders related to the TCJA in 2019 and to date in 2020, see “—Liquidity and Capital Resources —Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

We believe the long-term outlook for ESG’s performance contracting and sustainable infrastructure opportunities remains strong with continued national focus expected on energy conservation and sustainability, renewable energy and security as power prices across the country rise and customer focus on new, efficient and clean sources of energy grows.

The regulation of natural gas pipelines and related facilities by federal and state regulatory agencies affects CenterPoint Energy’s and CERC’s businesses. In accordance with natural gas pipeline safety and integrity regulations, CenterPoint Energy and CERC are making, and will continue to make, significant capital investments in their service territories, which are necessary to help operate and maintain a safe, reliable and growing natural gas system. CenterPoint Energy’s and CERC’s compliance expenses may also increase as a result of preventative measures required under these regulations. Consequently, new rates in the areas they serve are necessary to recover these increasing costs.

Consistent with the regulatory treatment of pension costs, the Registrants defer the amount of pension expense that differs from the level of pension expense included in the Registrants’ base rates for the Electric T&D reportable segment and Natural Gas Distribution reportable segment in their Texas jurisdictions. CenterPoint Energy expects to contribute a minimum of approximately $83 million to its pension plans in 2020.

Factors Influencing Our Businesses Proposed for Divestiture

The Energy Services reportable segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis. Its operations serve customers throughout the United States. The segment is impacted by price differentials on both a regional and seasonal basis, as well as fluctuations in regional daily natural gas prices driven by weather and other market factors. While this business utilizes financial derivatives to mitigate the effects of price movements, it does not enter into risk management contracts for speculative purposes and evaluates VaR daily to monitor significant financial exposures to realized income. Energy Services experienced instances of decreased margin in 2019 due to fewer opportunities to optimize natural gas supply costs as compared to 2018. Specifically, weather-facilitated market impacts in various regions of the continental United States during the three months ended March 31, 2018 allowed Energy Services to increase its margins in the first quarter of 2018. On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Demand for Infrastructure Services remains high due to the aging infrastructure and evolving safety and reliability regulations across the United States. The long-term focus for Infrastructure Services is recurring work in both the distribution and transmission businesses. The timing and recurrence of large transmission projects is less predictable and may create volatility in its year-over-year results. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

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

Enable’s long-term view is that natural gas and crude oil production in the U.S. will increase. Advancements in technology have allowed producers to efficiently extract natural gas and crude oil from tight gas formations and shale plays. As a result, the proven reserves of natural gas and crude oil in the United States have significantly increased. As proven reserves of natural gas and crude oil have continued to increase, the supply growth has outpaced demand growth, resulting in oversupply. The oversupply of natural gas and crude oil has resulted in price declines over the last year. Natural gas continues to be a critical component of energy demand in the U.S. Enable’s management believes that, although oversupply will continue in the near term, the prospects for continued natural gas demand are favorable over the long term and will be driven by population and economic growth, the continued displacement of coal-fired power plants by natural gas-fired power plants due to the price of natural gas and stricter government environmental regulations on the mining and burning of coal and the continued development of a global export market for LNG. Enable’s management believes that increasing consumption of natural gas over the long term, both within the United States and in the global export market for LNG, will continue to drive demand for Enable’s natural gas gathering, processing, transportation and storage services.

Significant Events

Proposed Divestiture of Infrastructure Services. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Proposed Divestiture of CES. On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Regulatory Proceedings. On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates. A settlement has been reached and a final order from the PUCT in the proceeding is expected during the first quarter of 2020. For details related to our pending and completed regulatory proceedings and orders related to the TCJA in 2019 and to date in 2020, see “—Liquidity and Capital Resources —Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Merger with Vectren. On February 1, 2019, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. For more information about the Merger, see Notes 1 and 4 to the consolidated financial statements.

Debt Transactions. In January 2019, Houston Electric issued $700 million aggregate principal amount of general mortgage bonds, in May 2019, CenterPoint Energy entered into a $1.0 billion variable rate term loan and in August 2019, CenterPoint Energy issued $1.2 billion aggregate principal amount of senior notes. For more information about the 2019 debt transactions, see Note 14 to the consolidated financial statements.

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

•	the recording of impairment charges, including any impairment associated with Infrastructure Services and CES;

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

•
local, state and federal legislative and regulatory actions or developments relating to the environment, including, among other things, those related to global climate change, air emissions, carbon, waste water discharges and the handling and disposal of CCR that could impact the continued operation, and/or cost recovery of generation plant costs and related assets;

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

•	our ability to invest planned capital and the timely recovery of our existing and future investments, including those related to Indiana Electric’s anticipated IRP;

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

•
CenterPoint Energy’s or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, including the proposed sales of Infrastructure Services and CES, which CenterPoint Energy and Enable cannot assure will be completed or will have the anticipated benefits to CenterPoint Energy or Enable;

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

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•	changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•	the impact of alternate energy sources on the demand for natural gas;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effective tax rates;

•	the transition to a replacement for the LIBOR benchmark interest rate;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors discussed in “Risk Factors” in Item 1A of this report and in other reports that the Registrants file from time to time with the SEC.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Revenues	$12,301	$10,589	$9,614
Expenses	11,075	9,758	8,478
Operating Income	1,226	831	1,136
Gain (Loss) on Marketable Securities	282	(22)	7
Gain (Loss) on Indexed Debt Securities	(292)	(232)	49
Interest and Other Finance Charges	(528)	(361)	(313)
Interest on Securitization Bonds	(39)	(59)	(77)
Equity in Earnings of Unconsolidated Affiliates, net	230	307	265
Other Income (Expense), net	50	50	(4)
Income Before Income Taxes	929	514	1,063
Income Tax Expense (Benefit)	138	146	(729)
Net Income	791	368	1,792
Preferred Stock Dividend Requirement	117	35	—
Income Available to Common Shareholders	$674	$333	$1,792

Basic Earnings Per Common Share	$1.34	$0.74	$4.16

Diluted Earnings Per Common Share	$1.33	$0.74	$4.13

2019 Compared to 2018

Net Income.  CenterPoint Energy reported income available to common shareholders of $674 million ($1.33 per diluted common share) for 2019 compared to $333 million ($0.74 per diluted common share) for 2018.

The increase in income available to common shareholders of $341 million was primarily due to the following key factors:

•	a $395 million increase in operating income, discussed below by reportable segment in Results of Operations by Reportable Segment;

•	a $304 million increase in gain on marketable securities, included in Other Income (Expense), net shown above;

•	a $20 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds; and

•	an $8 million decrease in income tax expense primarily due to the lower effective tax rate, as explained below, partially offset by higher income before income taxes.

These increases were partially offset by:

•
a $167 million increase in interest expense, primarily as a result of higher outstanding long-term debt used to finance the Merger and additional long-term debt acquired in the Merger, discussed further in Notes 4 and 14 to the consolidated financial statements;

•	an $82 million increase in preferred stock dividend requirements primarily as a result of the Merger;

•
a $77 million decrease to equity in earnings from the investment in Enable, which includes CenterPoint Energy’s share ($46 million) of Enable’s goodwill impairment charge recorded in the fourth quarter of 2019 discussed further in Note 11 to the consolidated financial statements; and

•	a $60 million increase in losses on the underlying value of the indexed debt securities related to the ZENS included in Other Income (Expense), net shown above.

Income Tax Expense. CenterPoint Energy reported an effective tax rate of 15% and 28% for the years ended December 31, 2019 and 2018, respectively. The lower effective tax rate of 15% is due to an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, the effect of state law changes that resulted in the remeasurement of state deferred taxes, and the impact of the reduction in valuation allowances on certain state net operating losses that are now expected to be realized.

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

•	a $48 million increase in interest expense primarily due to higher outstanding other long-term debt and the amortization of Bridge Facility fees of $24 million;

•	a $35 million increase in preferred stock dividend requirements; and

•	a $29 million increase in losses on marketable securities.

These decreases were partially offset by:

•	a $42 million increase in equity earnings from the investment in Enable, discussed further in Note 11 to the consolidated financial statements;

•a $25 million increase in interest income on investments included in Other Income (Expense), net shown above;

•	a $17 million decrease in the non-service cost components of net periodic pension and post-retirement costs included in Other Income (Expense), net shown above;

•an $18 million decrease in interest expense related to lower outstanding balances of the Securitization Bonds;

•a $6 million increase in miscellaneous other non-operating income included in Other Income (Expense), net shown above;

•	a $4 million increase in dividend income on CenterPoint Energy’s ZENS-Related Securities included in Other Income (Expense), net shown above; and

•a $2 million increase in gains on interest rate economic hedges included in Other Income (Expense), net shown above.

Income Tax Expense. CenterPoint Energy reported an effective tax rate of 28% and (69)% for the years ended December 31, 2018 and 2017, respectively. The effective tax rate of 28% is primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA and the amortization of EDIT. These decreases were partially offset by an increase to the effective tax rate as a result of the establishment of a valuation allowance on certain state net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. The effective tax rate was also increased for state law changes that resulted in remeasurement of state deferred taxes in those jurisdictions.

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

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues	$2,990	$3,234	$2,998
Expenses	2,372	2,609	2,361
Operating Income	618	625	637
Interest and other finance charges	(164)	(138)	(128)
Interest on Securitization Bonds	(39)	(59)	(77)
Other income (expense), net	21	(3)	(8)
Income before income taxes	436	425	424
Income tax expense (benefit)	80	89	(9)
Net income	$356	$336	$433

2019 Compared to 2018

Net Income.  Houston Electric reported net income of $356 million for 2019 compared to $336 million for 2018.

The increase of $20 million in net income was primarily due to the following key factors:

•	a $24 million increase in Other income (expense), net primarily due to increased interest income of $22 million mainly from investments in the CenterPoint Energy money pool;

•	a $14 million increase in TDU operating income discussed below in Results of Operations by Reportable Segment, exclusive of an $8 million gain from weather hedges recorded at CenterPoint Energy; and

•	a $9 million decrease in income tax expense primarily due to the lower effective tax rate, as explained below, partially offset by higher income before income taxes.

These increases to net income were partially offset by a $26 million increase in interest expense due to higher outstanding other long-term debt.

Income Tax Expense.  Houston Electric reported an effective tax rate of 18% and 21% for the years ended December 31, 2019 and 2018, respectively. The lower effective tax rate of 18% is due to an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators.

2018 Compared to 2017

Net Income.  Houston Electric reported net income of $336 million for 2018 compared to net income of $433 million for 2017.

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

•	a $10 million increase in interest expense due to higher outstanding other long-term debt.

These decrease in net income were partially offset by the following:

•	a $5 million decrease in non-service cost components of net periodic pension and post-retirement costs included in Other expense, net shown above; and

•
an $8 million increase in TDU operating income resulting from a $7 million increase discussed below in Results of Operations by Reportable Segment and increased usage of $1 million, primarily due to a return to more normal weather, which was not offset by the weather hedge loss recorded on CenterPoint Energy.

Income Tax Expense.  Houston Electric reported an effective tax rate of 21% and (2)% for the years ended December 31, 2018 and 2017, respectively. The effective tax rate of 21% is primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA and the amortization of EDIT. See Note 15 to the consolidated financial statements for a more in-depth discussion of the 2018 impacts of the TCJA.

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

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues	$6,570	$7,343	$6,603
Expenses	6,220	7,121	6,136
Operating Income	350	222	467
Interest and other finance charges	(116)	(122)	(123)
Other expense, net	(8)	(8)	(25)
Income from continuing operations before income taxes	226	92	319
Income tax expense (benefit)	14	22	(265)
Income from continuing operations	212	70	584
Income from discontinued operations, net of tax	—	138	161
Net Income	$212	$208	$745

2019 Compared to 2018

Net Income.  CERC reported net income of $212 million for 2019 compared to $208 million for 2018.

The increase in net income of $4 million was primarily due to the following key factors:

•	a $128 million increase in operating income discussed below in Results of Operations by Reportable Segment;

•	an $8 million decrease in income tax expense due to the lower effective tax rate, as explained below, partially offset by higher income from continuing operations ; and

•	a $6 million decrease in interest and other finance charges.

These increases were partially offset by a $138 million decrease in income from discontinued operations, net of tax, discussed further in Notes 11 and 15 to the consolidated financial statements.

Income Tax Expense. CERC’s effective tax rate reported on income from continuing operations was 6% and 24% for the years ended December 31, 2019 and 2018, respectively. The lower effective tax rate of 6% on income from continuing operations is due to an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, the effect of state law changes that resulted in the remeasurement of state deferred taxes, and the impact of the reduction in valuation allowances on certain state net operating losses that are now expected to be realized.

2018 Compared to 2017

Net Income.  CERC reported net income of $208 million for 2018 compared to net income of $745 million for 2017.

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

Income Tax Expense. CERC’s effective tax rate reported on income from continuing operations was 24% and (83)% for the years ended December 31, 2018 and 2017, respectively. The effective tax rate of 24% on income from continuing operations is primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA and the amortization of EDIT. See Note 15 to the consolidated financial statements for a more in-depth discussion of the 2018 impacts of the TCJA.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

The following table presents operating income (loss) for each reportable segment for 2019, 2018 and 2017. Included in revenues by reportable segment below are intersegment sales, which are accounted for as if the sales were to third parties at current market prices. These revenues are eliminated during consolidation. See Note 19 to the consolidated financial statements for details of reportable segments by registrant.

Operating Income (Loss) by Reportable Segment

	Year Ended December 31,
	2019	2018	2017
	(in millions)
CenterPoint Energy
Houston Electric T&D (1)	$624	$623	$636
Indiana Electric Integrated	90	—	—
Natural Gas Distribution	408	266	348
Energy Services (2)	32	(47)	126
Infrastructure Services (3)	95	—	—
Corporate and Other	(23)	(11)	26
Total CenterPoint Energy Consolidated Operating Income	$1,226	$831	$1,136
Houston Electric
Houston Electric T&D (1)	$618	$625	$637
CERC
Natural Gas Distribution	$316	$266	$348
Energy Services (2)	32	(47)	126
Other Operations	2	3	(7)
Total CERC Consolidated Operating Income	$350	$222	$467

(1)
Operating income for CenterPoint Energy’s Houston Electric T&D reportable segment differs from operating income for Houston Electric due to weather hedge gains (losses) recorded at CenterPoint Energy that are not recorded at Houston Electric. Weather hedge gains (losses) of $6 million, $(2) million and $(1) million were recorded at CenterPoint Energy’s Houston Electric T&D reportable segment for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 9(a) to the consolidated financial statements for more information on the weather hedge.

(2)
On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

(3)
On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Houston Electric T&D (CenterPoint Energy and Houston Electric)

The following table provides summary data of the Houston Electric T&D reportable segment:

	Year Ended December 31,
	2019	2018	2017
Revenues:	(in millions, except throughput and customer data)
TDU	$2,684	$2,638	$2,588
Bond Companies	312	594	409
Total revenues	2,996	3,232	2,997
Expenses:
Operation and maintenance, excluding Bond Companies	1,470	1,444	1,397
Depreciation and amortization, excluding Bond Companies	377	386	395
Taxes other than income taxes	247	240	235
Bond Companies	278	539	334
Total expenses	2,372	2,609	2,361
Operating Income (1)	$624	$623	$636
Operating Income:
TDU	$590	$568	$561
Bond Companies (2)	34	55	75
Total segment operating income	$624	$623	$636
Throughput (in GWh):
Residential	30,334	30,405	29,703
Total	92,180	90,409	88,636
Number of metered customers at end of period:
Residential	2,243,188	2,198,225	2,164,073
Total	2,534,286	2,485,370	2,444,299

(1)
Operating income for CenterPoint Energy’s Houston Electric T&D reportable segment differs from operating income for Houston Electric due to weather hedge gains (losses) recorded at CenterPoint Energy that are not recorded at Houston Electric. Weather hedge gains (losses) of $6 million, $(2) million and $(1) million were recorded at CenterPoint Energy’s Houston Electric T&D reportable segment for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 9(a) to the consolidated financial statements for more information on the weather hedge.

(2)
Operating income from the Bond Companies, together with $5 million, $4 million and $2 million of interest income for the years ended December 31, 2019, 2018 and 2017, respectively, are necessary to pay interest on the Securitization Bonds.

2019 Compared to 2018.  The Houston Electric T&D reportable segment reported operating income of $624 million for 2019, consisting of $590 million from the TDU and $34 million related to the Bond Companies. For 2018, operating income totaled $623 million, consisting of $568 million from the TDU and $55 million related to the Bond Companies.

TDU operating income increased $22 million primarily due to the following key factors:

•	higher transmission-related revenues of $74 million, exclusive of the TCJA impact mentioned below, partially offset by higher transmission costs billed by transmission providers of $57 million;

•
decreased operation and maintenance expenses of $34 million, net of $10 million of Merger-related severance costs and $12 million of write offs for rate case expenses associated with the settlement of Houston Electric’s rate case, primarily due to lower labor and benefits costs and lower support services costs;

•	customer growth of $28 million from the addition of over 48,000 customers;

•	rate increases of $20 million related to distribution capital investments, exclusive of the TCJA impact mentioned below; and

•	higher miscellaneous revenues of $14 million primarily related to right-of-way revenues.

The increase in operating income was partially offset by the following:

•
lower equity return of $29 million, primarily related to the annual true-up of transition charges to correct over-collections that occurred during the preceding 12 months and due to the winding up of Transition Bond Company II;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $26 million;

•	lower usage of $20 million due to lower residential use per customer and lower demand in our large commercial and small industrial classes in part due to less favorable weather in early 2019; and

•	lower revenue of $15 million related to the impact of the TCJA.

Lower depreciation and amortization expenses related to AMS of $28 million were offset by a corresponding decrease in related revenues.

2018 Compared to 2017.  The Houston Electric T&D reportable segment reported operating income of $623 million for 2018, consisting of $568 million from the TDU and $55 million related to the Bond Companies. For 2017, operating income totaled $636 million, consisting of $561 million from the TDU and $75 million related to the Bond Companies.

TDU operating income increased $7 million primarily due to the following key factors:

•	higher transmission-related revenues of $37 million, exclusive of the TCJA impact, and lower transmission costs billed by transmission providers of $32 million;

•	customer growth of $31 million from the addition of over 41,000 customers;

•	rate increases of $36 million related to distribution capital investments, exclusive of the TCJA;

•	higher equity return of $32 million, primarily related to the annual true-up of transition charges correcting for under-collections that occurred during the preceding 12 months;

•	higher miscellaneous revenues of $9 million largely due to right-of-way and fiber and wireless revenues; and

•	higher usage of $8 million, primarily due to a return to more normal weather.

The increase to operating income was partially offset by the following:

•	increased operation and maintenance expenses of $79 million, excluding transmission costs billed by transmission providers, primarily due to the following:

◦	contract services of $24 million, largely due to increased resiliency spend and services related to fiber and wireless;

◦	support services of $23 million, primarily related to technology projects;

◦	labor and benefits costs of $14 million;

◦	other miscellaneous operation and maintenance expenses of $12 million; and

◦	damage claims from third parties of $6 million;

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

Indiana Electric Integrated (CenterPoint Energy)

The following table provides summary data of CenterPoint Energy’s Indiana Electric Integrated reportable segment:

Year Ended December 31, 2019 (1)
(in millions, except throughput and customer data)
Revenues	$523
Expenses:
Utility natural gas, fuel and purchased power	149
Operation and maintenance	179
Depreciation and amortization	91
Taxes other than income taxes	14
Total expenses	433
Operating Income	$90
Throughput (in GWh):
Retail	4,310
Wholesale	376
Total	4,686
Number of metered customers at end of period:
Residential	128,947
Total	147,942

(1)	Represents February 1, 2019 through December 31, 2019 results only due to the Merger.

2019 Compared to 2018. The Indiana Electric Integrated reportable segment reported operating income of $90 million for 2019, which includes operation and maintenance expenses of $21 million for Merger-related severance and incentive compensation costs. These results are not comparable to 2018 as this reportable segment was acquired in the Merger as discussed in Note 4 to the consolidated financial statements.

Natural Gas Distribution (CenterPoint Energy)

The following table provides summary data of CenterPoint Energy’s Natural Gas Distribution reportable segment:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except throughput and customer data)
Revenues	$3,683	$2,967	$2,639
Expenses:
Utility natural gas, fuel and purchased power	1,617	1,467	1,164
Operation and maintenance	1,036	803	722
Depreciation and amortization	417	277	260
Taxes other than income taxes	205	154	145
Total expenses	3,275	2,701	2,291
Operating Income	$408	$266	$348
Throughput (in Bcf):
Residential	246	186	151
Commercial and industrial	458	285	261
Total Throughput	704	471	412
Number of customers at end of period:
Residential	4,252,361	3,246,277	3,213,140
Commercial and industrial	349,749	260,033	256,651
Total	4,602,110	3,506,310	3,469,791

2019 Compared to 2018.  CenterPoint Energy’s Natural Gas Distribution reportable segment reported operating income of $408 million for 2019 compared to $266 million for 2018.

Operating income increased $142 million primarily as a result of the following key factors:

•
a $91 million increase in operating income associated with the natural gas businesses acquired in the Merger for the period from February 1, 2019 through December 31, 2019, which includes $45 million in Merger-related severance and incentive compensation costs, as well as the addition of over 1 million customers in Indiana and Ohio;

•	a $30 million increase in revenues for weather and usage, partially driven by the timing of a decoupling mechanism in Minnesota in CERC’s NGD service territory;

•	a $14 million increase in revenues associated with customer growth from the addition of over 42,000 new customers in CERC’s NGD service territories;

•	a $12 million increase in rates, exclusive of the TCJA impacts discussed below, from rate filings in CERC’s NGD service territories; and

•	a $6 million increase in revenue due to a reduction in TCJA-related revenue offsets that were recorded in 2018 in CERC’s NGD service territories.

The increase in operating income was partially offset by the following:

•	increased depreciation and amortization expense of $13 million, due to ongoing additions to plant-in-service in CERC’s NGD service territories; and

•
higher operation and maintenance expenses of $1 million, consisting of $10 million of Merger-related severance and incentive compensation costs associated with CERC’s NGD, which were offset by a $9 million decline in materials and supplies, contracts and services and bad debt expenses.

Decreased operation and maintenance expense related to energy efficiency programs of $14 million and increased other taxes expense related to gross receipt taxes of $2 million were offset by a corresponding decrease and increase in the related revenues in CERC’s NGD service territories, respectively.

2018 Compared to 2017.  CenterPoint Energy’s Natural Gas Distribution reportable segment reported operating income of $266 million for 2018 compared to $348 million for 2017.

Operating income decreased $82 million primarily as a result of the following key factors:

•
lower revenue of $47 million, associated with the recording of a regulatory liability and a corresponding decrease to revenue in certain jurisdictions of $14 million reflecting the difference in revenues collected under customer rates at the pre-TCJA tax rates and the revenues that would have been collected had rates been adjusted to the lower corporate tax rate upon TCJA enactment and lower filing amounts of $33 million associated with the lower corporate tax rate as a result of the TCJA in CERC’s NGD service territories;

•	higher operation and maintenance expenses of $41 million in CERC’s NGD service territories, primarily consisting of:

◦	materials and supplies, contracts and services and bad debt expenses of $15 million;

◦	support services expenses of $16 million, primarily related to technology projects;

◦	and other miscellaneous operation and maintenance expenses of $10 million;

•
higher labor and benefits costs of $30 million, resulting from the recording in 2017 of regulatory assets (and a corresponding reduction in expense) to recover $16 million of prior post-retirement expenses in future rates established in the Texas Gulf rate order and additional maintenance activities in CERC’s NGD service territories;

•	increased depreciation and amortization expense of $17 million, primarily due to ongoing additions to plant-in-service in CERC’s NGD service territories;

•	decreased revenue of $10 million, primarily driven by timing of weather normalization adjustments in CERC’s NGD service territories; and

•	higher other taxes of $2 million, primarily due to higher property taxes in CERC’s NGD service territories.

The decrease in operating income was partially offset by:

•	rate increases of $46 million, primarily in the Texas, Minnesota and Arkansas jurisdictions, exclusive of the TCJA impact discussed above in CERC’s NGD service territories;

•	an increase in non-volumetric revenues of $10 million in CERC’s NGD service territories; and

•	a $10 million increase associated with customer growth from the addition of over 36,000 customers in CERC’s NGD service territories.

Increased operation and maintenance expense related to energy efficiency programs of $10 million and increased other taxes expense related to gross receipt taxes of $7 million were offset by a corresponding increase in the related revenues in CERC’s NGD service territories.

Natural Gas Distribution (CERC)

The following table provides summary data of CERC’s Natural Gas Distribution reportable segment:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except throughput and customer data)
Revenues	$2,951	$2,967	$2,639
Expenses:
Natural gas	1,395	1,467	1,164
Operation and maintenance	790	803	722
Depreciation and amortization	289	277	260
Taxes other than income taxes	161	154	145
Total expenses	2,635	2,701	2,291
Operating Income	$316	$266	$348
Throughput (in Bcf):
Residential	188	186	151
Commercial and industrial	292	285	261
Total Throughput	480	471	412
Number of customers at end of period:
Residential	3,287,343	3,246,277	3,213,140
Commercial and industrial	260,872	260,033	256,651
Total	3,548,215	3,506,310	3,469,791

2019 Compared to 2018.  CERC’s Natural Gas Distribution reportable segment reported operating income of $316 million for 2019 compared to $266 million for 2018.

Operating income increased $50 million primarily as a result of the following key factors:

•	a $30 million increase in revenues for weather and usage, partially driven by the timing of a decoupling mechanism in Minnesota;

•	a $14 million increase in revenues associated with customer growth from the addition of over 42,000 new customers;

•	a $12 million increase in rates, exclusive of the TCJA impacts discussed below; and

•	a $6 million increase in revenue due to a reduction in TCJA-related revenue offsets that were recorded in 2018.

The increase in operating income was partially offset by the following:

•	increased depreciation and amortization expense of $13 million, due to ongoing additions to plant-in-service in CERC’s NGD service territories; and

•
higher operation and maintenance expenses of $1 million, consisting of $10 million of Merger-related severance and incentive compensation costs, which were offset by a $9 million decline in materials and supplies, contracts and services and bad debt expenses.

Decreased operation and maintenance expense related to energy efficiency programs of $14 million and increased other taxes expense related to gross receipt taxes of $2 million were offset by a corresponding decrease and increase in the related revenues, respectively.

2018 Compared to 2017.  The CERC’s Natural Gas Distribution reportable segment reported operating income of $266 million for 2018 compared to $348 million for 2017.

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

•	higher operation and maintenance expenses of $41 million, primarily consisting of:

◦	materials and supplies, contracts and services and bad debt expenses of $15 million;

◦	support services expenses of $16 million, primarily related to technology projects;

◦	and other miscellaneous operation and maintenance expenses of $10 million;

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

The decrease in operating income was partially offset by:

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

Energy Services (CenterPoint Energy and CERC)

The following table provides summary data of the Energy Services reportable segment:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except throughput and customer data)
Revenues	$3,782	$4,521	$4,049
Expenses:
Natural gas	3,588	4,453	3,816
Operation and maintenance	96	96	86
Depreciation and amortization	16	16	19
Taxes other than income taxes	2	3	2
Goodwill impairment	48	—	—
Total expenses	3,750	4,568	3,923
Operating Income (Loss)	$32	$(47)	$126

Timing impacts related to mark-to-market gain (loss) (1)	$39	$(110)	$79

Throughput (in Bcf)	1,305	1,355	1,200

Number of customers at end of period (2)	31,000	30,000	31,000

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)
These numbers do not include approximately 66,000, 65,000 and 72,000 natural gas customers as of December 31, 2019, 2018 and 2017, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

2019 Compared to 2018. The Energy Services reportable segment reported operating income of $32 million for 2019 compared to an operating loss of $47 million for 2018.

Operating income increased $79 million as a result of the following:

•	a $149 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins.

The increase in operating income was partially offset by the following:

•	a $48 million goodwill impairment charge. See Note 6 to the consolidated financial statements for further information; and

•
a $22 million decrease in margin due to fewer opportunities to optimize natural gas costs relative to 2018, primarily in the first quarter of 2019. Weather-driven market impacts in various regions of the continental United States provided increased margins during the first quarter of 2018 which were not repeated in 2019.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

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

•
a $10 million increase in operation and maintenance expenses, attributable to increased technology expenses, higher contract and services expense related to pipeline integrity testing, higher support services and legal expenses.

The decrease in operating income was partially offset by the following:

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

Infrastructure Services (CenterPoint Energy)

The following table provides summary data of the Infrastructure Services reportable segment:

Year Ended December 31, 2019 (1)
(in millions, except throughput and customer data)
Revenues	$1,190
Expenses:
Non-utility cost of revenues, including natural gas	309
Operation and maintenance	734
Depreciation and amortization	50
Taxes other than income taxes	2
Total expenses	1,095
Operating Income	$95
Backlog at period end (2):
Blanket contracts (3)	$628
Bid contracts (4)	254
Total	$882

(1)	Represents February 1, 2019 through December 31, 2019 results only due to the Merger.

(2)
Backlog represents the amount of revenue Infrastructure Services expects to realize from work to be performed on uncompleted contracts in the next twelve months, including new contractual agreements on which work has not begun. Infrastructure Services operates primarily under two types of contracts, blanket contracts and bid contracts.

(3)
Under blanket contracts, customers are not contractually committed to specific volumes of services; however, Infrastructure Services expects to be chosen to perform work needed by a customer in a given time frame. These contracts are typically awarded on an annual or multi-year basis. For blanket work, backlog represents an estimate of the amount of revenue that Infrastructure Services expects to realize from work to be performed in the next twelve months on existing contracts or contracts management expects to be renewed or awarded.

(4)	Using bid contracts, customers are contractually committed to a specific service to be performed for a specific price, whether in total for a project or on a per unit basis.

2019 Compared to 2018. The Infrastructure Services reportable segment reported operating income of $95 million for 2019, which includes $13 million for Merger-related severance and incentive compensation costs, $19 million of Merger-related amortization of intangibles for construction backlog recorded in Non-utility cost of revenues, including natural gas, and $11 million of Merger-related intangibles amortization recorded in depreciation and amortization. These results are not comparable to 2018 as this reportable segment was acquired in the Merger as discussed in Note 4 to the consolidated financial statements.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Midstream Investments (CenterPoint Energy)

The following table provides pre-tax equity income of the Midstream Investments reportable segment:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Equity earnings from Enable, net (1)	$229	$307	$265

(1)
Equity earnings from Enable, net for the year ended December 31, 2019 were reduced by CenterPoint Energy’s share, $46 million, of Enable’s goodwill impairment charge of $86 million recorded in the fourth quarter of 2019.

Corporate and Other (CenterPoint Energy)

The following table shows the operating income (loss) of CenterPoint Energy’s Corporate and Other reportable segment:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues	$300	$15	$14
Expenses:
Non-utility cost of revenues, including natural gas	218	—	—
Operation and maintenance	32	(16)	(54)
Depreciation and amortization	66	33	33
Taxes other than income taxes	7	9	9
Total expenses	323	26	(12)
Operating Income (Loss)	$(23)	$(11)	$26

2019 Compared to 2018. CenterPoint Energy’s Corporate and Other reportable segment reported an operating loss of $23 million for 2019 compared to an operating loss of $11 million for 2018.

Operating loss increased $12 million primarily due to a $20 million increase in operation and maintenance expenses for Merger-related transaction and integration costs incurred by CenterPoint Energy corporate.

The increase in operating loss was partially offset by:

• operating income of $4 million associated with ESG, which was acquired in the Merger, for the period February 1, 2019 through December 31, 2019, including $2 million for Merger-related severance and incentive compensation costs, $5 million of Merger-related amortization of intangibles recorded in non-utility cost of revenues, including natural gas and $5 million of Merger-related intangibles amortization recorded in depreciation and amortization; and

• a $3 million property tax refund.

2018 Compared to 2017. CenterPoint Energy’s Corporate and Other reportable segment reported an operating loss of $11 million for 2018 compared to operating income of $26 million for 2017. Operating income decreased $37 million primarily due to costs related to the Merger.

Corporate and Other (CERC)

The following table shows the operating income (loss) of CERC’s Corporate and Other reportable segment:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues	$5	$1	$—
Expenses	3	(2)	7
Operating Income (Loss)	$2	$3	$(7)

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,638	$918	$466	$2,136	$1,115	$814	$1,417	$905	$278
Investing activities	(8,421)	(1,495)	(662)	(1,207)	(911)	(697)	(1,257)	(776)	(346)
Financing activities	2,776	442	173	3,053	(108)	(104)	(245)	(236)	79

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities:

	Year Ended December 31,
	2019 compared to 2018			2018 compared to 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$299	$(234)	$180	$(63)	$154	$(243)
Changes in working capital	(856)	60	(307)	604	57	595
Change in equity in earnings of unconsolidated affiliates	77	—	—	(42)	—	—
Change in distributions from unconsolidated affiliates (1)	(6)	—	—	267	—	—
Changes related to discontinued operations (2)	—	—	(176)	—	—	176
Higher pension contribution	(40)	—	—	(21)	—	—
Other	28	(23)	(45)	(26)	(1)	8
	$(498)	$(197)	$(348)	$719	$210	$536

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

(2)	See Notes 2(c) and 11 to the consolidated financial statements for a discussion of CERC’s discontinued operations.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities:

	Year Ended December 31,
	2019 compared to 2018			2018 compared to 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of marketable securities	$(398)	$—	$—	$398	$—	$—
Proceeds from the sale of assets	5	—	—	—	—	—
Purchase of investments	(6)	—	—	—	—	—
Acquisitions, net of cash acquired	(5,991)	—	—	132	—	132
Net change in capital expenditures (1)	(855)	(103)	(143)	(225)	(47)	(120)
Net change in notes receivable from unconsolidated affiliates	—	(481)	228	—	(96)	(114)
Change in distributions from Enable in excess of cumulative earnings	12	—	—	(267)	—	—
Changes related to discontinued operations (2)	—	—	(47)	—	—	(250)
Other	19	—	(3)	12	8	1
	$(7,214)	$(584)	$35	$50	$(135)	$(351)

(1)	The increase in capital expenditures in 2019 primarily resulted from businesses acquired in the Merger.

(2)	See Notes 2(c) and 11 to the consolidated financial statements for a discussion of CERC’s discontinued operations.

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities:

	Year Ended December 31,
	2019 compared to 2018			2018 compared to 2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$3,434	$—	$855	$(1,892)	$—	$(1,017)
Proceeds from issuances of preferred stock	(1,740)	—	—	1,740	—	—
Proceeds from issuance of Common Stock	(1,844)	—	—	1,844	—	—
Net changes in long-term debt outstanding, excluding commercial paper	(397)	274	(599)	2,126	77	851
Net changes in reacquired debt	—	—	—	5	—	5
Net changes in debt issuance costs	27	(4)	5	(34)	(1)	(1)
Net changes in short-term borrowings	39	—	39	(43)	—	(43)
Distributions to ZENS note holders	398	—	—	(398)	—	—
Increased payment of Common Stock dividends	(78)	—	—	(38)	—	—
Increased payment of preferred stock dividends	(107)	—	—	(11)	—	—
Net change in notes payable from affiliated companies	—	58	570	—	(119)	(1,140)
Contribution from parent	—	390	(831)	—	200	922
Dividend to parent	—	(167)	240	—	(29)	241
Other	(9)	(1)	(2)	(1)	—	(1)
	$(277)	$550	$277	$3,298	$128	$(183)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure for electric and natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for 2020 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$2,630	$1,031	$702
Scheduled principal payments on Securitization Bonds	231	231	—
Minimum contributions to pension plans and other post-retirement plans	100	9	3
Maturing Vectren term loans	600	—	—

The Registrants expect that anticipated 2020 cash needs will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans or common stock, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and with respect to CenterPoint Energy, distributions from Enable. Additionally, proceeds from the expected closing of the transactions underlying the Securities Purchase Agreement and Equity Purchase Agreement will be used to repay outstanding debt. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

The following table sets forth the Registrants’ actual capital expenditures by reportable segment for 2019 and estimates of the Registrants’ capital expenditures currently planned for projects for 2020 through 2024:

	2019	2020	2021	2022	2023	2024
CenterPoint Energy	(in millions)
Houston Electric T&D	$1,033	$1,031	$1,082	$934	$934	$876
Indiana Electric Integrated (1)	183	276	268	267	396	392
Natural Gas Distribution (1)	1,098	1,124	1,037	1,261	1,373	1,331
Energy Services (3)	12	4	—	—	—	—
Infrastructure Services (1) (4)	67	28	—	—	—	—
Corporate and Other (1)	194	167	136	123	92	92
Total	$2,587	$2,630	$2,523	$2,585	$2,795	$2,691
Houston Electric (2)	$1,033	$1,031	$1,082	$934	$934	$876
CERC
Natural Gas Distribution	$773	$698	$648	$850	$917	$891
Energy Services (3)	12	4	—	—	—	—
Total	$785	$702	$648	$850	$917	$891

(1)	Included in the 2019 column are capital expenditures from businesses acquired in the Merger, for the period February 1, 2019 to December 31, 2019.

(2)	Houston Electric consists of a single reportable segment, Houston Electric T&D.

(3)
On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

(4)
On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

The following table sets forth estimates of the Registrants’ contractual obligations as of December 31, 2019, including payments due by period:

Contractual Obligations	Total	2020	2021-2022	2023-2024	2025 and thereafter
	(in millions)
CenterPoint Energy
Securitization Bonds	$977	$231	$430	$316	$—
Other long-term debt (1)	14,191	600	5,633	1,579	6,379
Interest payments — Securitization Bonds (2)	79	30	37	12	—
Interest payments — other long-term debt (2)	6,195	529	871	701	4,094
Operating leases (3)	69	22	25	10	12
Benefit obligations (4)	—	—	—	—	—
Non-trading derivative liabilities	80	51	26	3	—
Commodity and other commitments (5)	4,279	750	1,035	606	1,888
Total contractual cash obligations (6)	$25,870	$2,213	$8,057	$3,227	$12,373
Houston Electric
Securitization Bonds	$977	$231	$430	$316	$—
Other long-term debt (1)	3,973	—	702	200	3,071
Interest payments — Securitization Bonds (2)	79	30	37	12	—
Interest payments — other long-term debt (2)	2,896	161	300	267	2,168
Operating leases (3)	1	1	—	—	—
Benefit obligations (4)	—	—	—	—	—
Total contractual cash obligations (6)	$7,926	$423	$1,469	$795	$5,239
CERC
Long-term debt	$2,546	$—	$969	$300	$1,277
Interest payments — long-term debt (1)	1,379	112	179	141	947
Operating leases (3)	28	6	8	5	9
Benefit obligations (4)	—	—	—	—	—
Non-trading derivative liabilities	58	44	14	—	—
Commodity and other commitments (5)	3,089	533	674	356	1,526
Total contractual cash obligations (6)	$7,100	$695	$1,844	$802	$3,759

(1)
ZENS obligations are included in the 2025 and thereafter column at their contingent principal amount of $75 million as of December 31, 2019 . These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($822 million as of December 31, 2019), as discussed in Note 12 to the consolidated financial statements.

(2)
The Registrants calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, the Registrants calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, the Registrants used interest rates in place as of December 31, 2019. The Registrants typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)	For a discussion of operating leases, please read Note 22 to the consolidated financial statements.

(4)	See Note 8(g) to the consolidated financial statements for information on the Registrants’ expected contributions to pension plans and other postretirement plans in 2020.

(5)	For a discussion of commodity and other commitments, please read Note 16(a) to the consolidated financial statements.

(6)
This table does not include estimated future payments for expected future AROs. These payments are primarily estimated to be incurred after 2025. See Note 3(c) to the consolidated financial statements for further information.

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

Regulatory Matters

Houston Electric Base Rate Case (CenterPoint Energy and Houston Electric)

On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for revenue increases of approximately $194 million, excluding a rider to refund approximately $40 million annually over three years discussed below. This rate filing is based on a rate base of $6.4 billion, a 50% debt/50% equity capital structure and a 10.4% ROE. Houston Electric last filed for a base rate increase on June 30, 2010, with a test year ending December 31, 2009. Houston Electric also requested a prudency determination on all capital investments made since January 1, 2010, the establishment of a rider to refund over three years to its customers approximately $119 million of unprotected EDIT resulting from the TCJA, updated depreciation rates and approval to clarify and update various non-rate tariff provisions. Recovery of all reasonable and necessary rate case expenses for this case and certain prior rate case proceedings were severed into a separate proceeding. A hearing was held June 24–28, 2019.

On September 16, 2019, the ALJs issued a PFD. The PUCT began deliberating on the PFD (which is prepared by ALJs at a different state agency) during its November 14, 2019 open meeting but delayed final determination for further consideration. The PUCT again discussed the Houston Electric rate case at its December 13, 2019 open meeting and concluded that the PUCT would consider settlement a reasonable approach to resolving the rate case and noted that Houston Electric had indicated settlement negotiations were already underway. Houston Electric updated the PUCT at its January 16, 2020 open meeting regarding the status of settlement discussions, indicating that the parties were working on a settlement and anticipated a final settlement in the near future. On January 23, 2020, Houston Electric filed a Stipulation and Settlement Agreement with the PUCT that provides for the following, among other things:

•	an overall revenue requirement increase of approximately $13 million;

•	an ROE of 9.4%;

•	a capital structure of 57.5% debt/42.5% equity;

•	a refund of unprotected EDIT of $105 million plus carrying costs over approximately 30-36 months; and

•	recovery of all retail transmission related costs through the TCRF.

Also, Houston Electric is not required to make a one-time refund of capital recovery from its TCOS and DCRF mechanisms. Future TCOS filings will take into account both ADFIT and EDIT until the final order from Houston Electric’s next base rate proceeding. No rate base items are required to be written off; however, approximately $12 million in rate case expenses were written off in 2019. A base rate application must be filed for Houston Electric no later than four years from the date of the PUCT’s final order in the proceeding. Additionally, Houston Electric will not file a DCRF in 2020, nor will a subsequent separate proceeding with the PUCT be instituted regarding EDIT on Houston Electric’s securitized assets.

Furthermore, under the terms of the Stipulation and Settlement Agreement, Houston Electric agreed to adopt certain ring-fencing measures to increase its financial separateness from CenterPoint Energy, which include the following:

•
Houston Electric’s credit agreements and indentures shall not contain cross-default provisions by which a default by CenterPoint Energy or its other affiliates would cause a default at Houston Electric;

•
The financial covenant in Houston Electric’s credit agreement shall not be related to any entity other than Houston Electric. Houston Electric shall not include in its debt or credit agreements any financial covenants or rating agency triggers related to any entity other than Houston Electric;

•
Houston Electric shall not pledge its assets in respect of or guarantee any debt or obligation of any of its affiliates. Houston Electric shall not pledge, mortgage, hypothecate, or grant a lien upon the property of Houston Electric except pursuant to an exception in effect in Houston Electric’s current credit agreement, such as Houston Electric’s first mortgage and general mortgage;

•	Houston Electric shall maintain its own stand-alone credit facility, and Houston Electric shall not share its credit facility with any regulated or unregulated affiliate;

•	Houston Electric shall maintain ratings with all three major credit ratings agencies;

•	Houston Electric shall maintain a stand-alone credit rating;

•	Houston Electric’s first mortgage bonds and general mortgage bonds shall be secured only with assets of Houston Electric;

•	No Houston Electric assets may be used to secure the debt of CenterPoint Energy or its other affiliates;

•
Houston Electric shall not hold out its credit as being available to pay the debt of any affiliates (provided that, for the avoidance of doubt, Houston Electric is not considered to be holding its credit out to pay the debt of affiliates, or in breach of any other ring-fencing measure, with respect to the $68 million of Houston Electric general mortgage bonds that currently serve as collateral for certain outstanding CenterPoint Energy pollution control bonds);

•
Without prior approval of the PUCT, neither CenterPoint Energy nor any affiliate of CenterPoint Energy (excluding Houston Electric) may incur, guarantee, or pledge assets in respect of any incremental new debt that is dependent on: (1) the revenues of Houston Electric in more than a proportionate degree than the other revenues of CenterPoint Energy; or (2) the equity of Houston Electric;

•
Houston Electric shall not transfer any material assets or facilities to any affiliates, other than a transfer that is on an arm’s length basis consistent with the PUCT’s affiliate standards applicable to Houston Electric;

•	Except for its participation in an affiliate money pool, Houston Electric shall not commingle its assets with those of other CenterPoint Energy affiliates;

•	Except for its participation in an affiliate money pool, Houston Electric shall not lend money to or borrow money from CenterPoint Energy; and

•	Houston Electric shall notify the PUCT if its issuer credit rating or corporate credit rating as rated by any of the three major rating agencies falls below investment grade.

The PUCT approved the Stipulation and Settlement Agreement at its February 14, 2020 open meeting. A final order from the PUCT is currently expected during the first quarter of 2020; however, motions for rehearing, if granted, could result in the order being issued after the first quarter of 2020. The rates are expected to be implemented 45 days after the final order is issued.

CenterPoint Energy and Houston Electric record pre-tax expense for (i) probable disallowances of capital investments and (ii) customer refund obligations and costs deferred in regulatory assets when the amounts are no longer considered probable of recovery.

Brazos Valley Connection Project (CenterPoint Energy and Houston Electric)

Houston Electric completed construction on and energized the Brazos Valley Connection in March 2018, ahead of the original June 1, 2018 energization date. The final capital costs of the project reported to the PUCT in December 2018 were $281 million, which was within the estimated range of approximately $270-$310 million in the PUCT’s original order. In a filing with the PUCT in September 2018, Houston Electric applied for interim recovery of project costs incurred through July 31, 2018, which were not previously included in rates. Houston Electric received approval for interim recovery in November 2018. Final approval of the project costs occurred in Houston Electric’s base rate case discussed above.

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of the Bailey to Jones Creek Project. On December 12, 2017, Houston Electric received approval from ERCOT. In September 2018, Houston Electric filed a certificate of convenience and necessity application with the PUCT that included capital cost estimates for the project that ranged from approximately $482-$695 million, which were higher than the initial cost estimates. The revised project cost estimates include additional costs associated with the routing of the line to mitigate environmental and other land use impacts and structure design to address soil and coastal wind conditions. The actual capital costs of the project will depend on those factors as well as other factors, including land acquisition costs, construction costs and the ultimate route approved by the PUCT. On the request of the PUCT, ERCOT intervened in the proceeding and performed a re-evaluation of the cost-effectiveness of the proposed project. Based on that re-evaluation, ERCOT reaffirmed the recommended transmission option for the project. An unopposed settlement agreement was filed on August 15, 2019, under which Houston Electric would construct the project at an estimated cost of approximately $483 million. The PUCT issued its final approval of the certificate of convenience and necessity application on November 21, 2019. Houston Electric has commenced pre-construction activities on the project, and anticipates beginning construction in early 2021 and energizing the line in early 2022.

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

On April 24, 2019, the IURC issued an order approving the environmental investments proposed for the F.B. Culley generating facility, along with recovery of prior pollution control investments made in 2014. The order denied the proposed gas combined cycle generating facility. Indiana Electric is conducting a new IRP, expected to be completed in mid-2020, to identify an appropriate investment of capital in its generation fleet to satisfy the needs of its customers and comply with environmental regulations.

Indiana Electric Solar Project (CenterPoint Energy)

On February 20, 2018, Indiana Electric announced it was finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP, with a petition seeking authority to recover costs associated with the project pursuant to Indiana Senate Bill 29. Indiana Electric filed a settlement agreement with the intervening parties whereby the energy produced by the solar farm would be set at a fixed market rate over the life of the investment and recovered within Indiana Electric’s CECA mechanism. On March 20, 2019, the IURC approved the settlement. Indiana Electric reached an agreement with the other settling parties to amend the settlement agreement to ensure the project would not cause negative tax consequences. Indiana Electric filed the amended settlement agreement with the IURC on September 16, 2019, and on January 29, 2020 the IURC approved the amended settlement agreement.

Indiana Electric A.B. Brown Ash Pond Remediation (CenterPoint Energy)

On August 14, 2019, Indiana Electric filed a petition with the IURC, seeking approval, as a federally mandated project, for the recovery of costs associated with the clean closure of the A.B. Brown ash pond pursuant to Indiana Senate Bill 251. This project, expected to last approximately 14 years, would result in the full excavation and recycling of the ponded ash through agreements with a beneficial reuse entity, totaling approximately $160 million. Under Indiana Senate Bill 251, Indiana Electric seeks authority to recover via a tracking mechanism 80% of the approved costs, with a return on eligible capital investments needed to allow for the extraction of the ponded ash, with the remaining 20% of the costs deferred for recovery in Indiana Electric’s next base rate proceeding. On December 19, 2019 and subsequently on January 10, 2020, Indiana Electric filed a settlement agreement with the intervening parties whereby the costs would be recovered as requested, with an additional commitment by Indiana Electric to offset the federally mandated costs by at least $25 million, representing a combination of total cash proceeds received from the ash reuser and total insurance proceeds to be received from Indiana Electric’s insurers in confidential settlement agreements in the pending Complaint for Damages and Declaratory Relief filing. The settlement agreement is pending before the IURC, with an order expected in the first half of 2020. If approved, Indiana Electric would expect recovery of the approved costs to commence in 2021.

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

The table below reflects significant applications pending or completed during 2019 and to date in 2020 for the Registrants.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
Rate Case (1)	$155	April 2019	TBD	TBD	See discussion above under Houston Electric Base Rate Case.
EECRF	7	May 2019	March 2020	October 2019	The PUCT issued a final order in October 2019 approving recovery of 2020 EECRF of $35 million, including a $7 million performance bonus.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	20	March 2019	July 2019	June 2019	Based on net change in invested capital of $123 million.
Rate Case (1)	7	November 2019	TBD	TBD
Reflects a proposed 10.40% ROE on a 58% equity ratio. Additionally, the proposal includes a refund for an Unprotected EDIT Rider amortized over 3 years of which $2.2 million is refunded in Year 1 and a request of $0.2 million for a Hurricane Surcharge, resulting from Hurricane Harvey, over 1 year.

CenterPoint Energy and CERC - Houston and Texas Coast (Railroad Commission)
Administrative 104.111	N/A	August 2019	January 2020	October 2019
On August 1, 2019, and subsequent supplemental filings in August and October 2019, Houston and Texas Coast proposed a rider to refund over three years to its Houston and Texas Coast customers combined, approximately $18 million of unprotected EDIT related to the TCJA.

CenterPoint Energy and CERC - South Texas (Railroad Commission)
Administrative 104.111	N/A	November 2019	March 2020	January 2020	On November 14, 2019, South Texas proposed to refund protected EDIT, amortized over ARAM. The estimated refund for the first year is $0.6 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP	7	April 2019	October 2019	August 2019
Based on ROE of 9.5% approved in the last rate case. On August 23, 2019, the APSC approved a unanimous comprehensive settlement that results in an FRP revenue increase of $7 million and includes additional non-monetary items.

CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	3	September 2019	December 2019	December 2019	Based on ROE of 9.95%.
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	11	May 2019	October 2019	September 2019	CIP Financial Incentive based on 2018 activity.
Decoupling	N/A	September 2019	September 2019	January 2020
Represents over-recovery of $21 million recorded for and during the period July 1, 2018 through June 30, 2019, partially offset by over-refund of $2 million related to the period July 1, 2017 through June 30, 2018.

Rate Case (1)	62	October 2019	TBD	TBD	Reflects a proposed 10.15% ROE on a 51.39% equity ratio. Interim rates were approved and reflect an annual increase of $53 million, effective January 1, 2020.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	2	May 2019	November 2019	November 2019	Based on ROE of 9.26%.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC	2	March 2019	September 2019	August 2019	Based on ROE of 10%. On July 26, 2019, the ALJ recommended that the OCC approve an increase of $2 million. On August 29, 2019, the OCC approved the ALJ-recommended revenue increase of $2 million.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	3	October 2018	January 2019	January 2019
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

CSIA	3	October 2019	January 2020	January 2020
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

CSIA	4	October 2019	January 2020	January 2020
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

TSCR (1)	N/A	January 2019	TBD	TBD
Application to flow back to customers certain benefits from the TCJA. Initial impact reflects credits for 2018 of $(10) million and 2019 of $(8) million, with mechanism to begin subsequent to new base rates. Order is expected in early 2020.

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

TDSIC	4	August 2019	November 2019	November 2019
Requested an increase of $35 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $4 million annually.

TDSIC (1)	4	February 2020	May 2020	TBD
Requested an increase of $34 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $2 million annually.

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

CECA	2	February 2019	June 2019	May 2019	Requested an increase of $13 million to rate base related to solar pilot investments, which reflects a $2 million annual increase in current revenues.
CECA (1)	0.1	February 2020	June 2020	TBD
Requested an increase of $0.1 million to rate base related to solar pilot investments, which reflects an immaterial change to current revenues. The mechanism also includes a change in (over)/under-recovery variance of $0.1 million annually. Additional solar investment to supply 50 MW of solar capacity is approved and will be included for recovery once completed in 2021.

(1)	Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

TCJA-related 2018 tax expense refunds are currently included in the Registrants’ existing rates and are therefore reducing the Registrants’ current annual revenue. The TCJA-related 2018 tax expense refunds for Houston Electric were completed in September 2019. However, in Houston Electric’s rate case filed in April 2019, and subsequently adjusted in errata filings in May and June 2019, pursuant to the Stipulation and Settlement Agreement, Houston Electric will return unprotected EDIT net regulatory liability balance to customers, through a separate rider and its wholesale transmission tariff over approximately three years. The balance of unprotected EDIT was $105 million as of December 31, 2018. In addition, Houston Electric’s TCJA-related protected EDIT balance as of December 31, 2018 is $563 million and must be returned to customers over ARAM.

CenterPoint Energy’s electric and natural gas utilities in Indiana and Ohio, which were acquired during the Merger, currently recover corporate income tax expense in approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within Indiana and Ohio, respectively. In addition, the IURC and PUCO have ordered each utility to establish regulatory liabilities to record all estimated impacts of tax reform starting January 1, 2018 until the date when rates are adjusted to capture these impacts. In Indiana, in response to Vectren’s pre-Merger filing for proposed changes to its rates and charges to consider the impact of the lower federal income tax rates, the IURC approved an initial reduction to current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. The refund of EDIT and regulatory liabilities commenced in November 2018 for Indiana electric customers and in January 2019 for Indiana gas customers. In Ohio, the initial rate reduction to current rates and charges became effective upon conclusion of its pending base rate case on August 28, 2019. In January 2019, an application was filed with PUCO in compliance with its October 2018 order requiring utilities to file for a request to adjust rates to reflect the impact of the TCJA, requesting authority to implement a rider to flow back to customers the tax benefits realized under the TCJA, including the refund of EDIT and regulatory liabilities. CenterPoint Energy expects this proceeding to be approved in 2020.

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

FERC Revised Policy Statement (CenterPoint Energy)

The regulation of midstream energy infrastructure assets has a significant impact on Enable’s business. For example, Enable’s interstate natural gas transportation and storage assets are subject to regulation by the FERC under the NGA. In March 2018, the FERC announced a Revised Policy Statement stating that it would no longer allow pipelines organized as a master limited partnership to recover an income tax allowance in their cost-of-service rates. In July 2018, the FERC issued new regulations which required all FERC-regulated natural gas pipelines to make a one-time Form No. 501-G filing providing certain financial information. In October 2018, Enable Gas Transmission, LLC filed its Form No. 501-G and filed a statement that it intended to take no other action. On March 8, 2019, the FERC terminated the 501-G proceeding and required no other action. MRT did not file a FERC Form No. 501-G because it had filed a general rate case in June 2018. In July 2018, the FERC issued an order accepting MRT’s proposed rate increases subject to refund upon a final determination of MRT’s rates and ordering MRT to refile its rate case to reflect the elimination of an income tax allowance in its cost-of-service rates. On August 30, 2018, MRT submitted a supplemental filing to comply with the FERC’s order. MRT has appealed the FERC’s order to eliminate the income tax allowance in its cost-of-service rates. The FERC set MRT’s re-filed rate case for hearing. The procedural schedule has been suspended to afford MRT time to file a settlement. If a settlement is not filed or all of the participants do not agree to a settlement, then the proceeding may advance to hearing. On November 5, 2019, as supplemented on December 13, 2019, MRT filed an uncontested proposed settlement for its 2018 rate case. On October 30, 2019, MRT filed a second general rate case with the FERC pursuant to Section 4 of the NGA. The 2019 rate case was necessary because at the time of filing the 2019 rate case, the proposed settlement of the 2018 rate case was still being contested, requiring that new maximum rates be established for the non-settling parties reflecting the turnback of capacity. On November 5, 2019, MRT filed an uncontested proposed settlement for the 2019 rate case. Subsequently, MRT reached agreement with 100% of the parties participating in the MRT rate cases, and these rate case settlements are pending at the FERC. The FERC may accept or reject the proposed settlements in the 2018 and 2019 rate cases as to all of the parties, or may reject one or both of the settlements and set one or both of the rate cases for hearing.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $5.1 billion as of December 31, 2019. As of February 19, 2020, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of February 19, 2020
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$3,300	$—	$6	$1,824	1.79%	March 3, 2022
CenterPoint Energy (1)	400	—	—	207	1.86%	July 14, 2022
CenterPoint Energy (2)	200	—	—	—	—	July 14, 2022
Houston Electric	300	—	—	—	—	March 3, 2022
CERC	900	—	1	205	1.73%	March 3, 2022
Total	$5,100	$—	$7	$2,236

(1)	The credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(2)	The credit facility was issued by VCC and is guaranteed by Vectren.

Borrowings under each of the revolving credit facilities are subject to customary terms and conditions. However, there is no requirement that the borrower makes representations prior to borrowing as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the revolving credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the revolving credit facilities, the spread to LIBOR and the commitment fees fluctuate based on the borrower’s credit rating. The borrowers are currently in compliance with the various business and financial covenants in the five revolving credit facilities.

Long-term Debt

For detailed information about the Registrants’ debt issuances in 2019, see Note 14 to the consolidated financial statements.

Securities Registered with the SEC

On January 31, 2017, the Registrants filed a joint shelf registration statement with the SEC, as amended on September 24, 2018, registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement expired on January 31, 2020. For information related to the Registrants’ debt and equity security issuances in 2019, see Notes 13 and 14 to the consolidated financial statements.

Temporary Investments

As of February 19, 2020, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of February 19, 2020:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	1.81%	$282	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the Registrants’ credit facilities is based on their credit ratings. The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. On October 25, 2019, Moody’s downgraded VUHI’s and Indiana Gas’ senior unsecured debt rating to A3 from A2 and SIGECO’s senior secured debt rating to A1 from Aa3. The outlooks of VUHI, Indiana Gas and SIGECO were revised to stable from negative. On November 18, 2019, Moody’s withdrew the ratings of Indiana Gas. On November 21, 2019, Moody’s placed the A3 senior unsecured rating, A3 Issuers rating, and A1 senior secured rating of Houston Electric on review for downgrade. On February 19, 2020, Fitch downgraded Houston Electric’s senior secured debt to A from A+ with a negative outlook and affirmed CenterPoint Energy’s BBB rating with a negative outlook. As of February 19, 2020, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of the Registrants:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Negative
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	VUHI Senior Unsecured Debt	A3	Stable	BBB+	Stable	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A1	Under Review	A	Stable	A	Negative
CERC	CERC Corp. Senior Unsecured Debt	Baa1	Positive	BBB+	Stable	BBB+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of December 31, 2019, the impact on the borrowing costs under the five revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments.

CES, a wholly-owned subsidiary of CERC operating in the Energy Services reportable segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of December 31, 2019, the amount posted by CES as collateral aggregated approximately $92 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. CenterPoint Energy and CERC estimate that as of December 31, 2019, unsecured credit limits extended to CES by counterparties aggregated $467 million, and none of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $181 million as of December 31, 2019. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on December 31, 2019, deferred taxes of approximately $429 million would have been payable in 2019. If all the ZENS-Related Securities had been sold on December 31, 2019, capital gains taxes of approximately $149 million would have been payable in 2019. For additional information about ZENS, see Note 12 to the consolidated financial statements.

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

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020.For further information, see Notes 6 and 23 to the consolidated financial statements.

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

CenterPoint Energy receives quarterly cash distributions from Enable on its common units and Enable Series A Preferred Units. A reduction in the cash distributions CenterPoint Energy receives from Enable could significantly impact CenterPoint Energy’s liquidity. For additional information about cash distributions from Enable, see Notes 11 and 23 to the consolidated financial statements.

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. For information about the total debt to capitalization financial covenants in the Registrants’ and certain of CenterPoint Energy’s subsidiaries’ revolving credit facilities, see Note 14 to the consolidated financial statements.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. CenterPoint Energy’s and Houston Electric’s Electric T&D reportable segment, CenterPoint Energy’s Indiana Electric Integrated reportable segment, and CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segments apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates. Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals. If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Registrants would be required to write off or write down these regulatory assets and liabilities. For further detail on the Registrants’ regulatory assets and liabilities, see Note 7 to the consolidated financial statements.

Acquisition Accounting

The Registrants evaluate acquisitions to determine when a set of acquired activities and assets represent a business. When control of a business is obtained, the Registrants apply the acquisition method of accounting and record the assets acquired, liabilities assumed and any non-controlling interest obtained based on fair value at the acquisition date.

The fair values of tangible and intangible assets and liabilities subject to rate-setting provisions and earning a regulated return generally approximate their carrying values. The fair value of assets acquired and liabilities assumed that are not subject to the rate-setting provisions, including identifiable intangibles, are determined using the income and market approach, which estimation methods may require the use of significant judgment and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future market prices. Any excess of the purchase price over the fair value amounts assigned to assets and liabilities is recorded as goodwill. The results of operations of the acquired business are included in the Registrants’ respective Statements of Consolidated Income beginning on the date of the acquisition.

On the Merger Date, pursuant to the Merger Agreement, CenterPoint Energy consummated the Merger and acquired Vectren for approximately $6 billion in cash. The Merger is being accounted for in accordance with ASC 805, Business Combinations, with CenterPoint Energy as the accounting acquirer of Vectren. Identifiable assets acquired and liabilities assumed have been recorded at their estimated fair values on the Merger Date.

Vectren’s regulated operations, comprised of electric generation and electric and natural gas delivery services, are subject to the rate-setting authority of the FERC, the IURC and the PUCO, and are accounted for pursuant to U.S. generally accepted accounting principles for regulated operations. The rate-setting and cost-recovery provisions currently in place for Vectren’s regulated operations provide revenues designed to recover the cost of providing utility service and a return on and recovery of investment in rate base assets and liabilities. Thus, the fair values of Vectren’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values. Accordingly, neither the assets nor liabilities acquired reflect any adjustments related to these amounts. The fair value of regulatory assets not earning a return have been determined using the income approach and include the use of significant judgment and unobservable inputs.

The fair value of Vectren’s assets acquired and liabilities assumed that are not subject to the rate-setting provisions, including identifiable intangibles, and the allocation of fair value to reporting units on the Merger Date was determined under the income approach using the multi-period excess earnings method, which is a specific discounted cash flow income approach, and for the measurement of certain assets and liabilities, the market approach was utilized.

Fair value measurements require significant judgment and unobservable inputs, including (i) projected timing and amount of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the future market prices. Determining the discount rates for the non-rate regulated businesses required the estimation of the appropriate company specific risk premiums for those non-rate regulated businesses based on evaluation of industry and entity-specific risks, which included expectations about future market or economic conditions existing on the Merger Date. Changes in these assumptions could have a significant impact on the amount of the identified intangible assets and/or the resulting amount of goodwill assigned to each reporting unit. CenterPoint Energy utilized a third-party valuation specialist in determining the key assumptions used in the valuation of intangible assets acquired and the allocation of goodwill to each of its reporting units on the Merger Date.

Impairment of Long-Lived Assets, Including Identifiable Intangibles, Goodwill, Equity Method Investments, and Investments without a Readily Determinable Fair Value

The Registrants review the carrying value of long-lived assets, including identifiable intangibles, goodwill, equity method investments, and investments without a readily determinable fair value whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually, goodwill is tested for impairment as required by accounting guidance for goodwill and other intangible assets.  Unforeseen events, changes in market conditions, and probable regulatory disallowances, where applicable, could have a material effect on the value of long-lived assets, including intangibles, goodwill, equity method investments, and investments without a readily determinable fair value due to changes in observable or estimated market value, future cash flows, interest rate, and regulatory matters could result in an impairment charge. The Registrants recorded no impairments to long-lived assets, including intangibles, equity method investments, or readily determinable fair value during 2019, 2018 and 2017. CenterPoint Energy and CERC recognized goodwill impairment losses, discussed below, during 2019, and the Registrants recorded no impairments to goodwill in 2018 and 2017.

Fair value is the amount at which an asset, liability or business could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures. The fair value could be different using different estimates and assumptions in these valuation techniques.

Fair value measurements require significant judgment and unobservable inputs, including (i) projected timing and amount of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the future market prices. Determining the discount rates for the non-rate regulated businesses requires the estimation of the appropriate company specific risk premiums for those non-rate regulated businesses based on evaluation of industry and entity-specific risks, which includes expectations about future market or economic conditions existing on the date of the impairment test. Changes in these assumptions could have a significant impact on results of the impairment tests. CenterPoint Energy and CERC utilized a third-party valuation specialist to determine the key assumptions used in the estimate of fair value for each of its reporting units on the date of its annual goodwill impairment test.

Annual goodwill impairment test

CenterPoint Energy and CERC completed their 2019 annual goodwill impairment test as of July 1, 2019 and determined, based on an income approach or a weighted combination of income and market approaches, that no goodwill impairment charge was required for any reporting unit based on the annual test. The fair values of each reporting unit significantly exceeded the carrying value of the reporting unit, with the exception of CenterPoint Energy’s Indiana Electric Integrated, Infrastructure Services and ESG reporting units. Indiana Electric Integrated’s fair value exceed its carrying value by 13%, and it had total goodwill of $1,008 million as of the 2019 annual impairment test date. Infrastructure Services’ fair value exceeded its carrying values by 6%, and it had total goodwill of $355 million as of the 2019 annual impairment test date. ESG’s fair value exceeded its carrying value by 8%, and it had total goodwill of $127 million as of the 2019 annual impairment test date. These reporting units are comprised entirely of businesses acquired in the Merger in February 2019, when assets and liabilities were adjusted to fair value and as a result, carrying values approximate fair value at that time. The measurement period for the initial purchase price accounting for the reporting units acquired in the Merger, including CenterPoint Energy’s Indiana Electric Integrated, Infrastructure Services and ESG reporting units, remained open as of the date of the annual impairment test date. Upon conclusion of the measurement period in the fourth quarter of 2019, CenterPoint Energy retrospectively evaluated the impact that the measurement period adjustments had on its annual impairment test and identified no material differences to the results, except CenterPoint Energy’s Indiana Electric Integrated’s fair value exceeded its carrying value by 7%, and it had total goodwill of $1,121 million. The primary driver for the excess fair value in the businesses acquired in the Merger at the annual goodwill impairment test date is a decline in market discounts rates, a key valuation assumption, from February 1, 2019 to July 1, 2019.

Although no goodwill impairment resulted from the 2019 annual test, an interim goodwill impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, if CenterPoint Energy’s market capitalization falls below book value for an extended period of time, or events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit.

Assets Held for Sale and Discontinued Operations

Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from the Board of Directors, as applicable, commits to a plan to sell and a sale is expected to be completed within one year. The Registrants record assets and liabilities held for sale (the “Disposal Group”) at the lower of their carrying value or their estimated fair value less cost to sell. If the Disposal Group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business. A disposal group that meets the held for sale criteria and also represents a strategic shift to the Registrant, is also reflected as discontinued operations on the Statements of Consolidated Income, and prior periods are recast to reflect the earnings or losses from such businesses as income from discontinued operations, net of tax.

December 31, 2019 goodwill impairment assessments

In connection with its preparation of financial statements for the year ended December 31, 2019, CenterPoint Energy and CERC, as applicable, identified triggering events for interim goodwill impairment tests at the Infrastructure Services and Energy Services reporting units. Early stage bids received from market participants during the exploration of strategic alternatives for these businesses at year-end indicated that the fair value of each reporting unit was more likely than not below the carrying value. As a result, CenterPoint Energy and CERC evaluated long-lived assets, including property, plant and equipment, and specifically identifiable intangibles subject to amortization, for recoverability and the goodwill within the reporting units were tested for impairment as of December 31, 2019. The long-lived assets within the Infrastructure Services and Energy Services reporting units were determined to be recoverable based on undiscounted cash flows, considering the likelihood of possible outcomes existing as of December 31, 2019, including the assessment of the likelihood of a future sale of these assets.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reporting unit. Per the Securities Purchase Agreement, VISCO will be converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing.  The sale will be considered an asset sale for tax purposes requiring the net deferred tax liabilities of approximately $123 million within the reporting unit as of December 31, 2019 to be recognized as a benefit to deferred income tax expense by CenterPoint Energy upon closing; therefore, any deferred tax assets and liabilities within the reporting unit are not included in the carrying amount of the assets and liabilities that will be transferred to the buyer.

The fair value of the Infrastructure Services reporting unit was estimated as of December 31, 2019 using a market approach utilizing the economic indicators of value received by market participants during the exploration of strategic alternatives to inform the fair value of substantially all of the businesses within this reporting unit as of December 31, 2019.  As of December 31, 2019, the fair value of the Infrastructure Services reporting unit exceeded the carrying value (inclusive of deferred income tax liabilities of $123 million) by approximately $21 million or 2%. As a result, CenterPoint Energy did not record a goodwill impairment on its Infrastructure Services reporting unit as of December 31, 2019.

In February 2020, certain assets and liabilities representing the businesses within the Infrastructure Services reporting unit that will be transferred under the Securities Purchase Agreement (the “Disposal Group”) met the held for sale criteria. Because the transaction is structured as an asset sale for income tax purposes, the disposal group will exclude the deferred tax liabilities included within the reporting unit. Upon classifying the Disposal Group as held for sale in the first quarter of 2020, CenterPoint Energy anticipates recording an impairment loss on assets held for sale of approximately $85 million, plus an additional loss for transaction costs, in 2020. The actual amount of the impairment or loss in 2020 may be materially different from the preliminary amount.

The fair value of the Energy Services reporting unit was estimated as of December 31, 2019 using a combination of the market approach and the income approach. CenterPoint Energy and CERC utilized the economic indicators of value received by market participants during the exploration of strategic alternatives to inform the fair value of substantially all of the businesses within this reporting unit as of December 31, 2019. Certain assets groups not constituting a business within the reporting unit were valued using an income approach, as there was limited indication of value from market participants as of December 31, 2019 for these assets and liabilities.  As a result, Energy Services recognized a goodwill impairment loss of $48 million, the amount by which the carrying value (inclusive of deferred income tax liabilities of $25 million) of the Energy Services reporting unit exceeded its fair value as of December 31, 2019. Following the impairment, the carrying value of the goodwill remaining in the Energy Services reporting unit is $62 million as of December 31, 2019.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. This transaction does not include CEIP and its assets. Per the Equity Purchase Agreement, CES will be converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing. The sale will be considered an asset sale for tax purposes requiring the net deferred tax liabilities of approximately $25 million within the reporting unit as of December 31, 2019 to be recognized as a benefit to deferred income tax expense by CenterPoint Energy upon closing; therefore, any deferred tax assets and liabilities within the reporting unit are not included in the carrying amount of the assets and liabilities that will be transferred to the buyer.

In February 2020 certain assets and liabilities representing substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit met the criteria to be classified as held for sale. Because the transaction is structured as an asset sale for income tax purposes, the disposal group will exclude the deferred tax liabilities and certain assets and liabilities within the reporting unit that will be retained by CenterPoint Energy and CERC upon closing. Upon classifying the disposal group as held for sale in the first quarter of 2020, CenterPoint Energy anticipates recording an aggregate impairment loss on assets held for sale of approximately $80 million, plus an additional loss for transaction costs, in the first quarter of 2020. The actual amount of the impairment or loss may be materially different from the preliminary amount.

For further information, see Notes 6 and 23 to the consolidated financial statements.

Equity Method Investments

Equity method investments are evaluated for impairment when factors indicate that a decrease in value of an investment has occurred and the carrying amount of the investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment.

Based on an analysis of CenterPoint Energy’s investment in Enable as of December 31, 2019, CenterPoint Energy believes that the decline in the value of Enable is temporary, and that the carrying value of its investment of $2.4 billion will be recovered. CenterPoint Energy considers the severity and duration of the impairment, management’s intent and ability to hold the investment to recovery, significant events and conditions of Enable, including its investment grade credit rating and planned expansion projects, along with other factors, to conclude that the investment is not other than temporarily impaired as of December 31, 2019. A sustained low Enable common unit price or further declines in such price could result in CenterPoint Energy recording an impairment charge in future periods. If the decrease in value of CenterPoint Energy’s investment in Enable is determined to be other than temporary, an impairment will be recognized equal to the excess of the carrying value of the investment in Enable over its estimated fair value. Management would evaluate and likely weight both the income approach and market approach to estimate the fair value of the total investment in Enable, which includes CenterPoint Energy’s holdings of Enable common units, general partner interest and incentive distribution rights. The determination of fair value will consider a number of relevant factors including Enable’s forecasted results, recent comparable transactions and the limited float of Enable’s publicly traded common units. As of December 31, 2019, the carrying value of CenterPoint Energy’s total investment in Enable was $10.29 per unit. On December 31, 2019, Enable’s common unit price closed at $10.03, based on its publicly traded common units which represent approximately 21% of total outstanding units, (an aggregate of approximately $61 million below carrying value). On February 24, 2020, Enable’s common unit price closed at $7.63 (approximately $622 million below carrying value).

Unbilled Revenues

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

Infrastructure Services provides underground pipeline construction and repair services. The contracts are generally less than one year in duration and consist of fixed price, unit, and time and material customer contracts. Under unit or time and material contracts, services are billed to customers monthly or more frequently for work completed based on units completed or the costs of time and material incurred and generally require payment within 30 days of billing. Infrastructure Services has the right to consideration from customers in an amount that corresponds directly with the performance obligation satisfied, and therefore recognizes revenue at a point in time in the amount to which it has the right to invoice, which results in accrued unbilled revenues at the end of each accounting period. Under fixed price contracts, Infrastructure Services performs larger scale construction and repair services. Services performed under fixed price contracts are typically billed per the terms of the contract, which can range from completion of specific milestones to scheduled billing intervals. Billings occur monthly or more frequently for work completed and generally require payment within 30 days of billing. Revenue for fixed price contracts is recognized over time as control is transferred using the input method, considering costs incurred relative to total expected cost. Total expected cost is therefore a significant judgment affecting the amount and timing of revenue recognition.

Pension and Other Retirement Plans

CenterPoint Energy sponsors pension and other retirement plans in various forms covering all employees who meet eligibility requirements. CenterPoint Energy uses several statistical and other factors that attempt to anticipate future events in calculating the expense and liability related to its plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as estimated by management, within certain guidelines. In addition, CenterPoint Energy’s actuarial consultants use subjective factors such as withdrawal and mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension and other retirement plans expense recorded. Please read “— Other Significant Matters — Pension Plans” for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2(u) to the consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect the Registrants.

OTHER SIGNIFICANT MATTERS

Pension Plans (CenterPoint Energy).  As discussed in Note 8(b) to the consolidated financial statements, CenterPoint Energy maintains a non-contributory qualified defined benefit pension plan covering eligible employees. Employer contributions for the qualified plan are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes.

Under the terms of CenterPoint Energy’s pension plan, it reserves the right to change, modify or terminate the plan. CenterPoint Energy’s funding policy is to review amounts annually and contribute an amount at least equal to the minimum contribution required under ERISA.

Additionally, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans that allows participants to receive the benefits to which they would have been entitled under the non-contributory qualified pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

CenterPoint Energy’s funding requirements and employer contributions for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
CenterPoint Energy	(in millions)
Minimum funding requirements for qualified pension plans	$86	$60	$39
Employer contributions to the qualified pension plans	86	60	39
Employer contributions to the non-qualified benefit restoration plans	23	9	9

CenterPoint Energy expects to contribute a minimum of approximately $76 million to the qualified pension plans and contributions aggregating approximately $7 million to the non-qualified benefit restoration plans in 2020.

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

As the sponsor of a plan, CenterPoint Energy is required to (a) recognize on its Consolidated Balance Sheet an asset for the plan’s over-funded status or a liability for the plan’s under-funded status, (b) measure a plan’s assets and obligations as of the end of the fiscal year and (c) recognize changes in the funded status of the plans in the year that changes occur through adjustments to other comprehensive income and, when related to its rate-regulated utilities with recoverability of cost, to regulatory assets.

The projected benefit obligation for all defined benefit pension plans was $2.5 billion and $2.0 billion as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the projected benefit obligation exceeded the market value of plan assets of CenterPoint Energy’s pension plans by $448 million. Changes in interest rates or the market values of the securities held by the plan during 2020 could materially, positively or negatively, change the funded status and affect the level of pension expense and required contributions.

Houston Electric and CERC participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. Pension cost and the impact to pre-tax earnings, after capitalization and regulatory impacts, by Registrant were as follows:

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension cost	$93	$40	$35	$61	$25	$22	$95	$42	$35
Impact to pre-tax earnings	72	23	31	64	27	23	71	23	29

The calculation of pension cost and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

As of December 31, 2019, CenterPoint Energy’s qualified pension plans had an expected long-term rate of return on plan assets of 5.75%, which is 0.25% lower than the 6.00% rate assumed as of December 31, 2018. The expected rate of return assumption was developed using the targeted asset allocation of our plans and the expected return for each asset class. CenterPoint Energy regularly reviews its actual asset allocation and periodically rebalances plan assets to reduce volatility and better match plan assets and liabilities.

As of December 31, 2019, the projected benefit obligation was calculated assuming a discount rate of 3.20%, which is 1.15% lower than the 4.35% discount rate assumed as of December 31, 2018. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of CenterPoint Energy’s plans.

CenterPoint Energy’s actuarially determined pension and other postemployment expense for 2019 and 2018 that is greater or less than the amounts being recovered through rates in certain Texas jurisdictions is deferred as a regulatory asset or liability, respectively.  Pension cost for 2020, including the nonqualified benefit restoration plan, is estimated to be $45 million, of which CenterPoint Energy expects approximately $52 million to impact pre-tax earnings after effecting such deferrals and capitalization, based on an expected return on plan assets of 5.75% and a discount rate of 3.20% as of December 31, 2019. If the expected return assumption were lowered by 0.50% from 5.75% to 5.25%, 2020 pension cost would increase by approximately $10 million.

As of December 31, 2019, the pension plans projected benefit obligation, including the unfunded nonqualified pension plans, exceeded plan assets by $448 million.  If the discount rate were lowered by 0.50% from 3.20% to 2.70%, the assumption change would increase CenterPoint Energy’s projected benefit obligation by approximately $127 million and decrease its 2020 pension cost by approximately $5 million. The expected reduction in pension cost due to the decrease in discount rate is a result of the expected correlation between the reduced interest rate and appreciation of fixed income assets in pension plans with significantly more fixed income instruments than equity instruments. In addition, the assumption change would impact CenterPoint Energy’s Consolidated Balance Sheets by increasing the regulatory asset recorded as of December 31, 2019 by $110 million and would result in a charge to comprehensive income in 2019 of $13 million, net of tax of $4 million, due to the increase in the projected benefit obligation.

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

Interest Rate Risk

As of December 31, 2019, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $3.9 billion and $210 million as of December 31, 2019 and 2018, respectively. If the floating interest rates were to increase by 10% from December 31, 2019 rates, CenterPoint Energy’s combined interest expense would increase by approximately $9 million annually.

Houston Electric did not have any floating rate obligations as of either December 31, 2019 or 2018.

CERC’s floating rate obligations aggregated $376 million and $210 million as of December 31, 2019 and 2018, respectively. If the floating interest rates were to increase by 10% from December 31, 2019 rates, CERC’s combined interest expense would increase by approximately $1 million annually.

As of December 31, 2019 and 2018, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $11.2 billion and $9.0 billion, respectively, in principal amount and having a fair value of $12.2 billion and $9.2 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $344 million if interest rates were to decline by 10% from their levels as of December 31, 2019.

As of December 31, 2019 and 2018, Houston Electric had outstanding fixed-rate debt aggregating $5.0 billion and $4.8 billion, respectively, in principal amount and having a fair value of approximately $5.5 billion and $4.8 billion, respectively. Because these instruments are fixed-rate, they do not expose Houston Electric to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $179 million if interest rates were to decline by 10% from their levels as of December 31, 2019.

As of December 31, 2019 and 2018, CERC had outstanding fixed-rate debt aggregating $2.2 billion and $2.2 billion, respectively, in principal amount and having a fair value of $2.5 billion and $2.3 billion, respectively. Because these instruments are fixed-rate, they do not expose CERC to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $77 million if interest rates were to decline by 10% from their levels at December 31, 2019.

In general, such an increase in fair value would impact earnings and cash flows only if the Registrants were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 12 to the consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $19 million at December 31, 2019 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $2 million if interest rates were to decline by 10% from levels at December 31, 2019. Changes in the fair value of the derivative component, a $893 million recorded liability at December 31, 2019, are recorded in CenterPoint Energy’s Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2019 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 12 to the consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the December 31, 2019 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss on debt securities in CenterPoint Energy’s Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

CenterPoint Energy and CERC use derivative instruments as economic hedges to offset the commodity price exposure inherent in their businesses. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. CenterPoint Energy and CERC measure this commodity risk using a sensitivity analysis. For purposes of this analysis, CenterPoint Energy and CERC estimate commodity price risk by applying a $0.50 change in the forward NYMEX price to their net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of December 31, 2019, the recorded fair value of CenterPoint Energy’s and CERC’s non-trading energy derivatives was a net asset of $73 million (before collateral), all of which is related to CenterPoint Energy’s and CERC’s Energy Services reportable segment. A $0.50 change in the forward NYMEX price would have had a combined impact of $13 million on CenterPoint Energy’s and CERC’s non-trading energy derivatives net asset and the market value of natural gas inventory.

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

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of December 31, 2019, the recorded fair value of non-trading energy derivative liabilities was $22 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisitions - Vectren Corporation - Intangible Assets - Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Vectren Corporation (“Vectren”) for $6 billion in cash on February 1, 2019. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets and goodwill of $4.6 billion. Of the intangible assets acquired, $297 million was allocated to identifiable intangible assets such as customer relationships and trade name with the remainder of $4.3 billion being recorded as goodwill. Management estimated the fair value of the identifiable intangible assets using the multi-period excess earnings method, which is a specific discounted cash flow method. In addition, the determination of the business fair value required management to make significant estimates and assumptions related to discount rates and future cash flows. Determining the discount rates for the nonregulated businesses acquired required management to estimate the appropriate entity specific risk premiums for those nonregulated businesses based on evaluation of industry and entity-specific risks which included expectations about future market or economic conditions.

Changes in these assumptions could have a significant impact on either the amount of the identified intangible assets, the resulting amount of goodwill, or both.
Given the fair value determination of intangible assets acquired required management to make significant estimates and assumptions related to the forecasts of future cash flows and the company specific risk premium affecting the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and company specific risk premium affecting the discount rate for the intangible assets of the nonregulated businesses acquired included the following, among others:

•
We tested the effectiveness of controls over acquisition valuation, including management’s controls over the forecasts of future cash flows and selection of the company specific risk premium assumption used in the determinations of the discount rates.

•	We considered the impact of changes to the discount rate and long-term growth rate on the fair value.

•	We evaluated the value at which acquired assets were recorded under the applicable accounting guidance based on the regulated nature of the entity.

•	We assessed the reasonableness of management’s forecasts by comparing the forecasts to:

◦	Historical revenues and operating margins.

◦	Internal communications to management and the Board of Directors.

◦	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

•	We involved our fair value specialists who assisted in:

◦	Assessing the appropriateness of the valuation methodology used to determine the customer relationship intangible assets and the company specific risk premiums.

◦	Testing the determined discount rates by independently estimating a discount rate for each business using a process consistent with generally accepted valuation practices.
Goodwill - Refer to Note 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In its annual goodwill impairment test on July 1, 2019 (“measurement date”) and as triggering events are identified, the Company used the discounted cash flow model and a market approach to estimate fair value of each reporting unit, which required management to make significant estimates and assumptions related to forecasts of future revenues and operating margins based on certain assumptions including (i) future capital expenditures and rate base growth, (ii) estimated future rate changes, (iii) discount rates, and (iv) long-term growth rates. Changes in these assumptions could have a significant impact on the fair value of a reporting unit, the amount of any goodwill impairment charge, or both. The Company’s goodwill is $5.2 billion as of December 31, 2019, of which $4.3 billion resulted from the acquisition of Vectren. The fair value of each reporting unit exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized.
Given the significant assumptions used by management to estimate fair value including (i) future capital expenditures and rate base growth, (ii) estimated future rate changes, (iii) discount rates, and (iv) long-term growth rates, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue and operating margin, specifically for reporting units containing unregulated business units and Vectren rate regulated jurisdictions, required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used to forecast future revenue and operating margin used by management within the discounted cash flow model included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of fair value, such as controls related to management’s forecasts of future capital expenditures, future rate base growth, estimated future rate changes, discount rates, and long-term growth rates.

•	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:

◦	Historical revenues, operating margins, capital expenditures, rate base growth, and rate changes.

◦	Internal communications to management and the Board of Directors.

◦	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•
We compared future rate changes to the Company’s scheduled rate filings and the amount of capital expenditures for the regulated entities to communications with regulators including integrated resource plans.

•	We compared actual revenue growth and capital expenditures results for 2019 to the planned results as of the acquisition date.

•	We evaluated the impact of changes in management’s forecasts from the measurement date to December 31, 2019.

•	We involved our fair value specialists who assisted in:

◦	Assessing the appropriateness of the valuation methodology used to determine the company specific risk premiums in calculating the discount rate.

◦	Testing the determined discount rates by independently estimating a discount rate for each business using a process consistent with generally accepted valuation practices.

◦	Evaluating the reasonableness of the long-term growth rate through a comparison to industry reports and peer companies.
Impact of Rate Regulation on the Financial Statements - Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company, through its regulated electric and gas subsidiaries is subject to rate regulation by the relevant state public utility commissions and, in Texas by the Railroad Commission, and the Federal Energy Regulatory Commission (collectively, “the Commissions”), and those municipalities (in Texas only) served by the Company. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets and liabilities; utility revenues; operation and maintenance expense; and depreciation and amortization expense; and income tax expense.
The Company’s rates are subject to regulatory rate-setting processes by certain municipalities and the Commissions. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory actions on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company and (3) refunds to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

•
We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred and deferred as regulatory assets, and (2) refund or future reductions in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•
For matters with a high degree of subjectivity, we read relevant regulatory orders issued by the Commissions for the Company and other public utilities in the states the Company operates in, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedence of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•
For regulatory matters in process, we inspected the Company’s filings with the Commission and the filings with the Commission by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•
We evaluated management’s plans regarding property, plant, and equipment for indications of potential impairment. We inspected the capital-projects budget and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management’s assertion regarding probability of a disallowance of long-lived assets.

•
We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects and inquired of management to assess whether capitalized costs are probable of disallowance.

•
We obtained an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2020

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Revenues:
Utility revenues	$7,162	$6,163	$5,603
Non-utility revenues	5,139	4,426	4,011
Total	12,301	10,589	9,614
Expenses:
Utility natural gas, fuel and purchased power	1,683	1,410	1,109
Non-utility cost of revenues, including natural gas	4,029	4,364	3,785
Operation and maintenance	3,550	2,335	2,157
Depreciation and amortization	1,287	1,243	1,036
Taxes other than income taxes	478	406	391
Goodwill impairment	48	—	—
Total	11,075	9,758	8,478
Operating Income	1,226	831	1,136
Other Income (Expense):
Gain (loss) on marketable securities	282	(22)	7
Gain (loss) on indexed debt securities	(292)	(232)	49
Interest and other finance charges	(528)	(361)	(313)
Interest on Securitization Bonds	(39)	(59)	(77)
Equity in earnings of unconsolidated affiliates, net	230	307	265
Other, net	50	50	(4)
Total	(297)	(317)	(73)
Income Before Income Taxes	929	514	1,063
Income tax expense (benefit)	138	146	(729)
Net Income	791	368	1,792
Preferred stock dividend requirement	117	35	—
Income Available to Common Shareholders	$674	$333	$1,792

Basic Earnings Per Common Share	$1.34	$0.74	$4.16

Diluted Earnings Per Common Share	$1.33	$0.74	$4.13

Weighted Average Common Shares Outstanding, Basic	502	449	431

Weighted Average Common Shares Outstanding, Diluted	505	452	434

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$791	$368	$1,792
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax expense (benefit) of $4, ($2) and $6, respectively)	12	(10)	6
Net deferred gain (loss) from cash flow hedges (net of tax expense (benefit) of ($1), ($4) and ($2), respectively)	(2)	(15)	(3)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax expense of $-0-, $-0- and $-0-, respectively)	1	—	—
Other comprehensive loss from unconsolidated affiliates (net of tax of $-0-, $-0-, and $-0-, respectively)	(1)	—	—
Other comprehensive income (loss)	10	(25)	3
Comprehensive income	801	343	1795
Preferred stock dividend requirement	117	35	—
Comprehensive income available to common shareholders	$684	$308	$1,795

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($216 and $335 related to VIEs, respectively)	$241	$4,231
Investment in marketable securities	822	540
Accounts receivable ($26 and $56 related to VIEs, respectively), less bad debt reserve of $21 and $18, respectively	1,249	1,190
Accrued unbilled revenues	586	378
Natural gas and coal inventory	277	194
Materials and supplies	269	200
Non-trading derivative assets	136	100
Taxes receivable	106	—
Prepaid expense and other current assets ($19 and $34 related to VIEs, respectively)	161	192
Total current assets	3,847	7,025
Property, Plant and Equipment, net	20,945	14,044
Other Assets:
Goodwill	5,164	867
Regulatory assets ($788 and $1,059 related to VIEs, respectively)	2,117	1,967
Non-trading derivative assets	58	38
Investment in unconsolidated affiliates	2,408	2,482
Preferred units - unconsolidated affiliate	363	363
Intangible assets, net	321	65
Other	216	158
Total other assets	10,647	5,940
Total Assets	$35,439	$27,009

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2019	December 31, 2018
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$231	$458
Indexed debt, net	19	24
Current portion of other long-term debt	618	—
Indexed debt securities derivative	893	601
Accounts payable	1,138	1,240
Taxes accrued	241	204
Interest accrued	158	121
Dividends accrued	—	187
Customer deposits	125	86
Non-trading derivative liabilities	51	126
Other	414	255
Total current liabilities	3,888	3,302
Other Liabilities:
Deferred income taxes, net	3,928	3,239
Non-trading derivative liabilities	29	5
Benefit obligations	754	796
Regulatory liabilities	3,474	2,525
Other	763	402
Total other liabilities	8,948	6,967
Long-term Debt:
VIE Securitization Bonds, net	746	977
Other long-term debt, net	13,498	7,705
Total long-term debt, net	14,244	8,682
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized	—	—
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	790
Series B Preferred Stock, $0.01 par value, $978 aggregate liquidation preference, 977,500 shares outstanding	950	950
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 502,242,061 shares and 501,197,784 shares outstanding, respectively	5	5
Additional paid-in capital	6,080	6,072
Retained earnings	632	349
Accumulated other comprehensive loss	(98)	(108)
Total shareholders’ equity	8,359	8,058
Total Liabilities and Shareholders’ Equity	$35,439	$27,009

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash Flows from Operating Activities:
Net income	$791	$368	$1,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,287	1,243	1,036
Amortization of deferred financing costs	29	48	24
Deferred income taxes	69	48	(770)
Amortization of intangible assets in Non-utility cost of revenues	24	—	—
Goodwill impairment	48	—	—
Unrealized loss (gain) on marketable securities	(282)	22	(7)
Loss (gain) on indexed debt securities	292	232	(49)
Write-down of natural gas inventory	4	2	—
Equity in earnings of unconsolidated affiliates	(230)	(307)	(265)
Distributions from unconsolidated affiliates	261	267	—
Pension contributions	(109)	(69)	(48)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	226	(154)	(216)
Inventory	(52)	1	(7)
Taxes receivable	(106)	—	30
Accounts payable	(455)	220	136
Fuel cost recovery	92	33	(85)
Non-trading derivatives, net	(64)	103	(84)
Margin deposits, net	(56)	5	(55)
Interest and taxes accrued	54	40	5
Net regulatory assets and liabilities	(114)	28	(107)
Other current assets	(22)	—	(3)
Other current liabilities	(107)	(24)	34
Other assets	103	6	(4)
Other liabilities	(54)	12	36
Other, net	9	12	24
Net cash provided by operating activities	1,638	2,136	1,417
Cash Flows from Investing Activities:
Capital expenditures	(2,506)	(1,651)	(1,426)
Acquisitions, net of cash acquired	(5,991)	—	(132)
Distributions from unconsolidated affiliates in excess of cumulative earnings	42	30	297
Proceeds from sale of marketable securities	—	398	—
Proceeds from sale of assets	5	—	—
Purchase of investments	(6)	—	—
Other, net	35	16	4
Net cash used in investing activities	(8,421)	(1,207)	(1,257)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	—	(39)	4
Proceeds from (payments of) commercial paper, net	1,891	(1,543)	349
Proceeds from long-term debt, net	2,916	2,495	1,096
Payments of long-term debt	(1,302)	(484)	(1,211)
Loss on reacquired debt	—	—	(5)
Debt and equity issuance costs	(20)	(47)	(13)
Payment of dividends on Common Stock	(577)	(499)	(461)
Payment of dividends on preferred stock	(118)	(11)	—
Proceeds from issuance of Common Stock, net	—	1,844	—
Proceeds from issuance of preferred stock, net	—	1,740	—
Distribution to ZENS holders	—	(398)	—
Other, net	(14)	(5)	(4)
Net cash provided by (used in) financing activities	2,776	3,053	(245)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(4,007)	3,982	(85)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	4,278	296	381
Cash, Cash Equivalents and Restricted Cash at End of Year	$271	$4,278	$296

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of year	2	$1,740	—	$—	—	$—
Issuances of Series A Preferred Stock	—	—	1	790	—	—
Issuances of Series B Preferred Stock	—	—	1	950	—	—
Balance, end of year	2	1,740	2	1,740	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	501	5	431	4	431	4
Issuances related to benefit and investment plans	1	—	—	—	—	—
Issuances of Common Stock	—	—	70	1	—	—
Balance, end of year	502	5	501	5	431	4
Additional Paid-in-Capital
Balance, beginning of year		6,072		4,209		4,195
Issuances related to benefit and investment plans		8		19		14
Issuances of Common Stock, net of issuance costs		—		1,844		—
Balance, end of year		6,080		6,072		4,209
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		349		543		(668)
Net income		791		368		1,792
Common Stock dividends declared ($0.8625, $1.1200 and $1.3475 per share, respectively)		(433)		(523)		(581)
Series A Preferred Stock dividends declared ($30.6250, $32.1563 and $-0- per share, respectively)		(24)		(26)		—
Series B Preferred Stock dividends declared ($52.5000, $29.1667 and $-0- per share, respectively)		(51)		(28)		—
Adoption of ASU 2018-02		—		15		—
Balance, end of year		632		349		543
Accumulated Other Comprehensive Loss
Balance, beginning of year		(108)		(68)		(71)
Other comprehensive income (loss)		10		(25)		3
Adoption of ASU 2018-02		—		(15)		—
Balance, end of year		(98)		(108)		(68)
Total Shareholders’ Equity		$8,359		$8,058		$4,688

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2019 and 2018, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 27, 2020

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues	$2,990	$3,234	$2,998
Expenses:
Operation and maintenance	1,477	1,452	1,402
Depreciation and amortization	648	917	724
Taxes other than income taxes	247	240	235
Total	2,372	2,609	2,361
Operating Income	618	625	637
Other Income (Expense):
Interest and other finance charges	(164)	(138)	(128)
Interest on Securitization Bonds	(39)	(59)	(77)
Other, net	21	(3)	(8)
Total	(182)	(200)	(213)
Income Before Income Taxes	436	425	424
Income tax expense (benefit)	80	89	(9)
Net Income	$356	$336	$433

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$356	$336	$433
Other comprehensive income (loss):
Net deferred loss from cash flow hedges (net of tax expense (benefit) of $-0-, ($4), and $-0-, respectively)	(1)	(14)	(1)
Other comprehensive loss	(1)	(14)	(1)
Comprehensive income	$355	$322	$432

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($216 and $335 related to VIEs, respectively)	$216	$335
Accounts and notes receivable, net ($26 and $56 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	238	283
Accounts and notes receivable—affiliated companies	523	20
Accrued unbilled revenues	117	110
Materials and supplies	147	135
Taxes receivable	—	5
Prepaid expenses and other current assets ($19 and $34 related to VIEs, respectively)	49	61
Total current assets	1,290	949
Property, Plant and Equipment, net	9,032	8,402
Other Assets:
Regulatory assets ($788 and $1,059 related to VIEs, respectively)	915	1,124
Other	25	32
Total other assets	940	1,156
Total Assets	$11,262	$10,507
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$231	$458
Accounts payable	268	262
Accounts and notes payable—affiliated companies	76	78
Taxes accrued	123	115
Interest accrued	69	64
Non-trading derivative liabilities	—	24
Other	63	89
Total current liabilities	830	1,090
Other Liabilities:
Deferred income taxes, net	1,030	1,023
Benefit obligations	75	91
Regulatory liabilities	1,288	1,298
Other	69	65
Total other liabilities	2,462	2,477
Long-Term Debt, net:
VIE Securitization Bonds, net	746	977
Other long-term debt, net	3,973	3,281
Total long-term debt, net	4,719	4,258
Commitments and Contingencies (Note 16)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,486	1,896
Retained earnings	780	800
Accumulated other comprehensive loss	(15)	(14)
Total member’s equity	3,251	2,682
Total Liabilities and Member’s Equity	$11,262	$10,507

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash Flows from Operating Activities:
Net income	$356	$336	$433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	648	917	724
Amortization of deferred financing costs	12	11	13
Deferred income taxes	(24)	(38)	(98)
Changes in other assets and liabilities:
Accounts and notes receivable, net	38	11	(73)
Accounts receivable/payable–affiliated companies	(23)	20	(46)
Inventory	(12)	(16)	15
Accounts payable	13	(1)	59
Taxes receivable	5	(5)	6
Interest and taxes accrued	13	(2)	7
Non-trading derivatives, net	(25)	5	—
Net regulatory assets and liabilities	(48)	(97)	(148)
Other current assets	(5)	(2)	(6)
Other current liabilities	(9)	(26)	16
Other assets	5	(3)	13
Other liabilities	(12)	17	(4)
Other, net	(14)	(12)	(6)
Net cash provided by operating activities	918	1,115	905
Cash Flows from Investing Activities:
Capital expenditures	(1,025)	(922)	(875)
Decrease (increase) in notes receivable–affiliated companies	(481)	—	96
Other, net	11	11	3
Net cash used in investing activities	(1,495)	(911)	(776)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	696	398	298
Payments of long-term debt	(458)	(434)	(411)
Dividend to parent	(376)	(209)	(180)
Increase (decrease) in notes payable–affiliated companies	(1)	(59)	60
Debt issuance costs	(8)	(4)	(3)
Contribution from parent	590	200	—
Other, net	(1)	—	—
Net cash provided by (used in) financing activities	442	(108)	(236)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(135)	96	(107)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	370	274	381
Cash, Cash Equivalents and Restricted Cash at End of the Year	$235	$370	$274

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,896		1,696		1,696
Contribution from parent		590		200		—
Balance, end of year		2,486		1,896		1,696
Retained Earnings
Balance, beginning of year		800		673		420
Net income		356		336		433
Dividend to parent		(376)		(209)		(180)
Balance, end of year		780		800		673
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year		(14)		—		1
Other comprehensive loss		(1)		(14)		(1)
Balance, end of year		(15)		(14)		—
Total Member’s Equity		$3,251		$2,682		$2,369
See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2019 and 2018, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 27, 2020

We have served as the Company’s auditor since 1997.

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Utility revenues	$2,911	$2,931	$2,606
Non-utility revenues	3,659	4,412	3,997
Total	6,570	7,343	6,603
Expenses:
Utility natural gas	1,312	1,410	1,109
Non-utility cost of revenue, including natural gas	3,503	4,364	3,785
Operation and maintenance	890	898	816
Depreciation and amortization	305	293	279
Taxes other than income taxes	162	156	147
Goodwill impairment	48	—	—
Total	6,220	7,121	6,136
Operating Income	350	222	467
Other Income (Expense):
Interest and other finance charges	(116)	(122)	(123)
Other, net	(8)	(8)	(25)
Total	(124)	(130)	(148)
Income From Continuing Operations Before Income Taxes	226	92	319
Income tax expense (benefit)	14	22	(265)
Income From Continuing Operations	212	70	584
Income from discontinued operations (net of tax expense of $-0-, $46, and $104, respectively)	—	138	161
Net Income	$212	$208	$745

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$212	$208	$745
Other comprehensive income (loss):
Adjustment to postretirement plans (net of tax expense of $2, $1 and $4, respectively)	5	1	4
Net deferred loss from cash flow hedges (net of tax expense (benefit) of $-0-, $-0- and ($1), respectively)	—	(1)	(1)
Other comprehensive income	5	—	3
Comprehensive income	$217	$208	$748

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$2	$14
Accounts receivable, less bad debt reserve of $15 million and $17 million, respectively	693	894
Accrued unbilled revenue	257	268
Accounts and notes receivable — affiliated companies	10	120
Material and supplies	71	65
Natural gas inventory	202	194
Non-trading derivative assets	136	100
Prepaid expenses and other current assets	44	115
Total current assets	1,415	1,770
Property, Plant and Equipment, Net	5,836	5,226
Other Assets:
Goodwill	819	867
Regulatory assets	191	181
Non-trading derivative assets	58	38
Other	120	132
Total other assets	1,188	1,218
Total Assets	$8,439	$8,214

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2019	December 31, 2018
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$557	$856
Accounts and notes payable–affiliated companies	48	50
Taxes accrued	84	82
Interest accrued	38	38
Customer deposits	76	75
Non-trading derivative liabilities	44	102
Other	191	137
Total current liabilities	1,038	1,340
Other Liabilities:
Deferred income taxes, net	470	406
Non-trading derivative liabilities	14	5
Benefit obligations	83	93
Regulatory liabilities	1,219	1,227
Other	428	329
Total other liabilities	2,214	2,060
Long-Term Debt	2,546	2,371
Commitments and Contingencies (Note 16)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,116	2,015
Retained earnings	515	423
Accumulated other comprehensive income	10	5
Total stockholder’s equity	2,641	2,443
Total Liabilities and Stockholder’s Equity	$8,439	$8,214

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash Flows from Operating Activities:
Net income	$212	$208	$745
Less: Income from discontinued operations, net of tax	—	138	161
Income from continuing operations	212	70	584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305	293	279
Amortization of deferred financing costs	9	9	9
Deferred income taxes	7	31	(224)
Goodwill impairment	48	—	—
Write-down of natural gas inventory	4	2	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	252	(155)	(143)
Accounts receivable/payable–affiliated companies	(6)	9	—
Inventory	(12)	17	(22)
Accounts payable	(305)	163	64
Fuel cost recovery	86	33	(85)
Interest and taxes accrued	2	—	(41)
Non-trading derivatives, net	(60)	98	(82)
Margin deposits, net	(56)	5	(55)
Net regulatory assets and liabilities	(10)	50	(27)
Other current assets	1	4	2
Other current liabilities	22	(3)	15
Other assets	5	5	(8)
Other liabilities	(38)	6	6
Other, net	—	1	6
Net cash provided by operating activities from continuing operations	466	638	278
Net cash provided by operating activities from discontinued operations	—	176	—
Net cash provided by operating activities	466	814	278
Cash Flows from Investing Activities:
Capital expenditures	(776)	(633)	(513)
Acquisitions, net of cash acquired	—	—	(132)
(Increase) decrease in notes receivable–affiliated companies	114	(114)	—
Other, net	—	3	2
Net cash used in investing activities from continuing operations	(662)	(744)	(643)
Net cash provided by investing activities from discontinued operations	—	47	297
Net cash used in investing activities	(662)	(697)	(346)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	—	(39)	4
Proceeds from (payments of) commercial paper, net	167	(688)	329
Proceeds from long-term debt	—	599	298
Payments of long-term debt	—	—	(550)
Dividends to parent	(120)	(360)	(601)
Debt issuance costs	—	(5)	(4)
Loss on reacquired debt	—	—	(5)
Contribution from parent	129	960	38
Increase (decrease) in notes payable–affiliated companies	—	(570)	570
Other, net	(3)	(1)	—
Net cash provided by (used in) financing activities from continuing operations	173	(104)	79
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities	173	(104)	79
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(23)	13	11
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	25	12	1
Cash, Cash Equivalents and Restricted Cash at End of Year	$2	$25	$12
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,015		2,528		2,489
Contribution from parent		129		960		38
Capital distribution to parent associated with Internal Spin		(28)		(1,473)		—
Other		—		—		1
Balance, end of year		2,116		2,015		2,528
Retained Earnings
Balance, beginning of year		423		574		430
Net income		212		208		745
Dividend to parent		(120)		(360)		(601)
Adoption of ASU 2018-02		—		1		—
Balance, end of year		515		423		574
Accumulated Other Comprehensive Income
Balance, beginning of year		5		6		3
Other comprehensive income		5		—		3
Adoption of ASU 2018-02		—		(1)		—
Balance, end of year		10		5		6
Total Stockholder’s Equity		$2,641		$2,443		$3,108

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Background

General. This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other Registrants or the subsidiaries of CenterPoint Energy other than itself or its subsidiaries.

Except as discussed in Note 14 to the Registrants’ Consolidated Financial Statements, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

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

As of December 31, 2019, CenterPoint Energy’s operating subsidiaries were as follows:

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

For a description of CenterPoint Energy’s and CERC’s reportable segments, see Note 19. Houston Electric consists of a single reportable segment, Houston Electric T&D.

As of December 31, 2019, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 53.7% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

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

The accounts of the Registrants and their wholly-owned and majority-owned and controlled subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation, except as described below.

Businesses within the Infrastructure Services reportable segment provide underground pipeline construction and repair services for customers that include NGD utilities. In accordance with consolidation guidance in ASC 980—Regulated Operations, costs incurred by NGD utilities for these pipeline construction and repair services are not eliminated in consolidation when capitalized and included in rate base by the NGD utility. Fees incurred by CenterPoint Energy’s and CERC’s NGD for pipeline construction and repair services that were capitalized totaled $162 million and $20 million, respectively, for the 11 months ended December 31, 2019.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

As of December 31, 2019, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy remote special purpose entities that were formed solely for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

(c)	Equity and Investments without a Readily Determinable Fair Value (CenterPoint Energy)

CenterPoint Energy generally uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence. CenterPoint Energy also uses the equity method for investments in which it has ownership percentages greater than 50%, when it exercises significant influence, does not have control and is not considered the primary beneficiary, if applicable.

Under the equity method, CenterPoint Energy adjusts its investments each period for contributions made, distributions received, respective shares of comprehensive income and amortization of basis differences, as appropriate. CenterPoint Energy evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CenterPoint Energy considers distributions received from equity method investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classifies these distributions as operating activities in its Statements of Consolidated Cash Flows. CenterPoint Energy considers distributions received from equity method investments in excess of cumulative equity in earnings subsequent to the date of investment to be a return of investment and classifies these distributions as investing activities in its Statements of Consolidated Cash Flows.

Investments without a readily determinable fair value will be measured at cost, less impairment, plus or minus observable prices changes of an identical or similar investment of the same issuer.

(d)	Revenues

The Registrants record revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on actual AMS data, daily supply volumes and applicable rates. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. Revenue for some pipeline construction services are based on the percentage of completion method. For further discussion, see Note 5.

(e) MISO Transactions

Indiana Electric is a member of the MISO. MISO-related purchase and sale transactions are recorded using settlement information provided by the MISO. These purchase and sale transactions are accounted for on at least a net hourly position, meaning net purchases within that interval are recorded on CenterPoint Energy’s Statements of Consolidated Income in Utility natural gas, fuel and purchased power, and net sales within that interval are recorded on CenterPoint Energy’s Statements of Consolidated Income in Utility revenues. On occasion, prior period transactions are resettled outside the routine process due to a change in the MISO’s tariff or a material interpretation thereof. Expenses associated with resettlements are recorded once the resettlement is probable and the resettlement amount can be estimated. Revenues associated with resettlements are recognized when the amount is determinable and collectability is reasonably assured.

(f) Guarantees

CenterPoint Energy recognizes guarantee obligations at fair value. CenterPoint Energy discloses parent company guarantees of a subsidiary’s obligation when that guarantee results in the exposure of a material obligation of the parent company even if the probability of fulfilling such obligation is considered remote. See Note 16(c) and (d).

(g) Long-lived Assets, Goodwill and Intangibles

The Registrants record property, plant and equipment at historical cost and expense repair and maintenance costs as incurred.

The Registrants periodically evaluate long-lived assets, including property, plant and equipment, and specifically identifiable intangibles subject to amortization, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For rate regulated businesses, recoverability of long-lived assets is assessed by determining if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. For non-rate regulated businesses, recoverability is assessed based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets. As of December 31, 2019, CenterPoint Energy and CERC, as applicable, determined that the carrying value of long-lived and intangible assets associated with the Infrastructure Services and Energy Services reporting units were recoverable based on undiscounted cash flows, considering the likelihood of possible outcomes existing as of that date, including the assessment of the likelihood of a future sale of these assets. No long-lived asset or intangible asset impairments were recorded in 2019, 2018 or 2017.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Subsequent to the Registrant’s adoption of ASU 2017-04 Simplifying the Test for Goodwill Impairment on January 1, 2018, CenterPoint Energy and CERC recognize a goodwill impairment by the amount a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill within that reporting unit. CenterPoint Energy includes deferred tax assets and liabilities within its reporting unit’s carrying value for the purposes of annual and interim impairment tests, regardless of whether the estimated fair value reflects the disposition of such assets and liabilities. For further information about the goodwill impairment tests during 2019, see Note 6.

(h) Assets Held for Sale and Discontinued Operations

Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from the Board of Directors, as applicable, commits to a plan to sell and a sale is expected to be completed within one year. The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell. If the disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business. A disposal group that meets the held for sale criteria and also represents a strategic shift to the Registrant, is also reflected as discontinued operations on the Statements of Consolidated Income, and prior periods are recast to reflect the earnings or losses from such businesses as income from discontinued operations, net of tax.

(i) Regulatory Assets and Liabilities

The Registrants apply the guidance for accounting for regulated operations to the Houston Electric T&D reportable segment, Indiana Electric Integrated segment and the Natural Gas Distribution reportable segment. The Registrants’ rate-regulated subsidiaries may collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings.

The Registrants’ rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. In addition, a portion of the amount of removal costs collected from customers that relate to AROs has been reflected as an asset retirement liability in accordance with accounting guidance for AROs.

For further detail on the Registrants’ regulatory assets and liabilities, see Note 7.

(j) Depreciation and Amortization Expense

The Registrants compute depreciation and amortization using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of certain regulatory assets and other intangibles.

(k) Capitalization of Interest and AFUDC

The Registrants capitalize interest and AFUDC as a component of projects under construction and amortize it over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates.

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest and AFUDC debt (1)	$36	$8	$3	$8	$6	$2	$9	$6	$2
AFUDC equity (2)	22	15	3	12	10	2	11	10	1

(1)	Included in Interest and other finance charges on the Registrants’ respective Statements of Consolidated Income.

(2)	Included in Other Income (Expense) on the Registrants’ respective Statements of Consolidated Income.

(l) Income Taxes

Houston Electric and CERC are included in CenterPoint Energy’s U.S. federal consolidated income tax return. Houston Electric and CERC report their income tax provision on a separate entity basis pursuant to a tax sharing agreement with CenterPoint Energy. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy.

The Registrants use the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established against deferred tax assets for which management believes realization is not considered to be more likely than not. The Registrants recognize interest and penalties as a component of income tax expense (benefit), as applicable, in their respective Statements of Consolidated Income. CenterPoint Energy reports the income tax provision associated with its interest in Enable in income tax expense (benefit) in its Statements of Consolidated Income.

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

(m) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the outstanding accounts receivable, as well as the bad debt write-offs experienced in the past, and establishes an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered.

The table below summarizes the Registrants’ provision for doubtful accounts for 2019, 2018 and 2017:

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Provision for doubtful accounts	$16	$—	$12	$16	$—	$16	$14	$1	$13

(n) Inventory

The Registrants’ inventory consists principally of materials and supplies, and for CERC, natural gas, and for CenterPoint Energy, coal inventory. Materials and supplies are valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Natural gas inventories of CERC’s Energy Services reportable segment at locations qualifying for and utilizing the fair value hedge accounting election are valued at fair value; inventories at locations not qualifying for or not utilizing the fair value hedge accounting election are valued at the lower of average cost or market. During 2019, 2018 and 2017, CERC recorded write-downs of natural gas inventory to the lower of average cost or market which are disclosed on the respective Statements of Consolidated Cash Flows.

(o) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows. Such derivatives are recognized in the Registrants’ Consolidated Balance Sheets at their fair value unless the Registrant elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or normal sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. CenterPoint Energy and CERC have elected to record changes in the fair value of amounts excluded from the assessment of effectiveness immediately in their Statements of Consolidated Income.

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

(p) Investments in Equity Securities (CenterPoint Energy and CERC)

CenterPoint Energy and CERC report equity securities at estimated fair value in their respective Consolidated Balance Sheets, and any unrealized holding gains and losses are recorded as Other Income (Expense) in their respective Statements of Consolidated Income.

(q) Environmental Costs

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

(r) Cash and Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Bond Companies (VIEs) solely to support servicing the Securitization Bonds as of December 31, 2019 and 2018 are reflected on CenterPoint Energy’s and Houston Electric’s Consolidated Balance Sheets.

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

(s) Preferred Stock and Dividends

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

(t) Purchase Accounting

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

(u) New Accounting Pronouncements

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
The Registrants adopted the standard and recognized a right-of-use asset and lease liability on their statement of financial position with no material impact on their results of operations and cash flows. See Note 22 for more information.

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
Transition method: modified retrospective
January 1, 2020 Early adoption is permitted
The adoption of this standard will result in an immaterial adjustment to the carrying value of the Registrants’ accounts receivable, net. The adoption of this standard will not have a material impact on the Registrants’ financial position, results of operations or cash flows.

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
ASU 2018-15-Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
This standard aligns accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense and requires additional quantitative and qualitative disclosures.
Transition method: retrospective or prospective
January 1, 2020 Early adoption is permitted
The adoption of this standard will require the Registrants to capitalize certain costs to implement cloud computing arrangements that are accounted for as service contracts within Prepaid expenses and other current assets on the Registrants’ consolidated balance sheets and record the amortization of such assets within Operation and maintenance expenses on the Registrants’ statements of consolidated income. The adoption of this standard will not have a material impact on the Registrants’ financial position, results of operations, cash flows or disclosures.

Management believes that other recently adopted standards and recently issued standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

		December 31, 2019			December 31, 2018
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
	(in years)	(in millions)
CenterPoint Energy
Electric Transmission & Distribution	37	$14,360	$4,634	$9,726	$12,148	$3,746	$8,402
Electric Generation (1)	27	1,780	698	1,082	—	—	—
Natural Gas Distribution	29	12,695	3,731	8,964	7,257	2,128	5,129
Energy Services (2)	27	136	53	83	121	43	78
Infrastructure Services (3)	10	317	22	295	—	—	—
Other property	19	1,397	602	795	741	306	435
Total		$30,685	$9,740	$20,945	$20,267	$6,223	$14,044
Houston Electric
Electric Transmission	46	$3,358	$674	$2,684	$3,077	$650	$2,427
Electric Distribution	35	7,876	2,586	5,290	7,524	2,553	4,971
Other transmission & distribution property	19	1,595	537	1,058	1,547	543	1,004
Total		$12,829	$3,797	$9,032	$12,148	$3,746	$8,402

		December 31, 2019			December 31, 2018
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
	(in years)	(in millions)
CERC
Natural Gas Distribution	29	$7,933	$2,208	$5,725	$7,257	$2,128	$5,129
Energy Services (2)	27	136	53	83	121	43	78
Other property	16	55	27	28	53	34	19
Total		$8,124	$2,288	$5,836	$7,431	$2,205	$5,226

(1)
SIGECO and AGC own a 300 MW unit at the Warrick Power Plant (Warrick Unit 4) as tenants in common. SIGECO’s share of the cost of this unit as of December 31, 2019, is $194 million with accumulated depreciation totaling $137 million. AGC and SIGECO share equally in the cost of operation and output of the unit. SIGECO’s share of operating costs is included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income.

(2)
On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

(3)
On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2019, 2018 and 2017:

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Depreciation	$920	$339	$281	$626	$342	$264	$619	$354	$243
Amortization of securitized regulatory assets	271	271	—	531	531	—	329	329	—
Other amortization	96	38	24	86	44	29	88	41	36
Total	$1,287	$648	$305	$1,243	$917	$293	$1,036	$724	$279

(c) AROs

The Registrants recorded AROs associated with the removal of asbestos and asbestos-containing material in its buildings, including substation building structures. CenterPoint Energy recorded AROs relating to the closure of the ash ponds at A.B. Brown and F.B. Culley. CenterPoint Energy and Houston Electric also recorded AROs relating to treated wood poles for electric distribution, distribution transformers containing PCB (also known as Polychlorinated Biphenyl), and underground fuel storage tanks. CenterPoint Energy and CERC also recorded AROs relating to gas pipelines abandoned in place. The estimates of future liabilities were developed using historical information, and where available, quoted prices from outside contractors.

A reconciliation of the changes in the ARO liability recorded in Other non-current liabilities on each of the Registrants’ respective Consolidated Balance Sheets is as follows:

	December 31, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning balance	$258	$34	$221	$281	$35	$243
Addition from Merger with Vectren	116	—	—	—	—	—
Accretion expense (1)	16	1	10	10	1	9
Revisions in estimates (2)	149	7	94	(33)	(2)	(31)
Ending balance	$539	$42	$325	$258	$34	$221

(1)	Reflected in Regulatory assets on each of the Registrants’ respective Consolidated Balance Sheets.

(2)
In 2019, the Registrants reflected an increase in their respective ARO liability, which is primarily attributable to decreases in the long-term interest rates used for discounting in the ARO calculation and increased estimated closure costs for CenterPoint Energy’s electric generation. In 2018, CenterPoint Energy and CERC reflected a decrease in their respective ARO liability, which is primarily attributable to increases in the long-term interest rates used for discounting in the ARO calculation.

(4) Mergers and Acquisitions (CenterPoint Energy)

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

Pursuant to the Merger Agreement and immediately subsequent to the close of the Merger, CenterPoint Energy cash settled $78 million in outstanding share-based awards issued prior to the Merger Date by Vectren to its employees. As a result of the Merger, CenterPoint Energy assumed a liability for these share-based awards of $41 million and recorded an incremental cost of $37 million in Operation and maintenance expenses on its Statements of Consolidated Income during the year ended December 31, 2019 for the accelerated vesting of the awards in accordance with the Merger Agreement.

Subsequent to the close of the Merger, CenterPoint Energy recognized severance totaling $61 million to employees terminated immediately subsequent to the Merger close, inclusive of change of control severance payments to executives of Vectren under existing agreements, and which is included in Operation and maintenance expenses on its Statements of Consolidated Income during the year ended December 31, 2019. Total severance cost for the year ended December 31, 2019 was $102 million.

In connection with the Merger, VUHI and VCC made offers to prepay certain outstanding guaranteed senior notes as required pursuant to certain note purchase agreements previously entered into by VUHI and VCC. See Note 14 for further details.

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

Vectren’s regulated operations, comprised of electric generation and electric and natural gas energy delivery services, are subject to the rate-setting authority of the FERC, the IURC and the PUCO, and are accounted for pursuant to U.S. generally accepted accounting principles for regulated operations. The rate-setting and cost-recovery provisions currently in place for Vectren’s regulated operations provide revenues derived from costs including a return on investment of assets and liabilities included in rate base. Thus, the fair value of Vectren’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values on the Merger Date.  The fair value of regulatory assets not earning a return have been determined using the income approach and are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs.

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

The following table presents the purchase price allocation as of December 31, 2019 (in millions):

Cash and cash equivalents	$16
Other current assets	577
Property, plant and equipment, net	5,147
Identifiable intangibles	297
Regulatory assets	338
Other assets	141
Total assets acquired	6,516
Current liabilities	648
Regulatory liabilities	938
Other liabilities	886
Long-term debt	2,401
Total liabilities assumed	4,873
Net assets acquired	1,643
Goodwill	4,339
Total purchase price consideration	$5,982

CenterPoint Energy completed a final valuation analysis necessary to determine the fair market values of all of Vectren’s assets and liabilities and the allocation of its purchase price. Changes from the preliminary purchase price allocation originally reported in the first quarter of 2019 primarily included additional information obtained related to intangible assets and the allocation of the fair value between reporting units.

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

The fair value of the identifiable intangible assets and related useful lives as included in the purchase price allocation as of December 31, 2019 include:

	Weighted Average Useful Lives	Estimated Fair Value
	(in years)	(in millions)
Operation and maintenance agreements	24	$12
Customer relationships	18	200
Construction backlog	1	27
Trade names	10	58
Total		$297

Amortization expense related to the operation and maintenance agreements and construction backlog was $24 million in 2019, and is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Statements of Consolidated Income.

Amortization expense related to customer relationships and trade names was $16 million in 2019 and is included in Depreciation and amortization expense on CenterPoint Energy’s Statements of Consolidated Income.

The results of operations for Vectren included in CenterPoint Energy’s Consolidated Financial Statements from the Merger Date for the year ended December 31, 2019 are as follows:

(in millions)
Operating revenues	$2,729
Net income	190

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

	Year Ended December 31,
	2019		2018
	(in millions)
Operating revenues	$12,547		$13,282
Net income	812	(1)	458	(2)

(1)	Pro forma net income was adjusted to exclude $37 million of Vectren Merger-related transaction costs incurred in 2019.

(2)	Pro forma net income was adjusted to include $37 million of Vectren Merger-related transaction costs incurred in 2019.

CenterPoint Energy incurred integration costs in connection with the Merger of $83 million for the year ended December 31, 2019, which were included in Operation and maintenance expenses in CenterPoint Energy’s Statements of Consolidated Income.

Acquisition of Utility Pipeline Construction Company. An acquisition was made during the year ended December 31, 2019 by CenterPoint Energy’s Infrastructure Services reportable segment, resulting in goodwill and intangible assets of approximately $6 million and $8 million, respectively. The intangible assets primarily relate to backlog and customer relationships. The allocation of the $25 million purchase price has been finalized. The results of operations for the acquired company have been included in CenterPoint Energy’s consolidated financial statements from the date of acquisition and are not significant to the consolidated financial results of CenterPoint Energy. Pro forma results of operations have not been presented for the acquisition because the effects of the acquisition were not significant to CenterPoint Energy’s consolidated financial results for all periods presented.

(5) Revenue Recognition

The Registrants adopted ASC 606, Revenue from Contracts with Customers, and all related amendments on January 1, 2018 using the modified retrospective method for those contracts that were not completed as of the date of adoption. Application of the new revenue standard did not result in a cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard did not have a material impact on the Registrants’ financial position, results of operations or cash flows.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services.

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Year Ended December 31, 2019
	Houston Electric T&D (1)	Indiana Electric Integrated (1) (4)	Natural Gas Distribution (1) (4)	Energy Services (2)	Infrastructure Services (2) (4)	Corporate and Other (2) (4)	Total
	(in millions)
Revenue from contracts	$2,984	$523	$3,680	$479	$1,190	$295	$9,151
Derivatives income	6	—	2	3,303	—	—	3,311
Other (3)	6	—	1	—	—	5	12
Eliminations	—	—	(40)	(129)	(4)	—	(173)
Total revenues	$2,996	$523	$3,643	$3,653	$1,186	$300	$12,301

	Year Ended December 31, 2018
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$3,235	$—	$3,011	$493	$—	$6	$6,745
Derivatives income	(2)	—	(2)	4,028	—	—	4,024
Other (3)	(1)	—	(42)	—	—	9	(34)
Eliminations	—	—	(36)	(110)	—	—	(146)
Total revenues	$3,232	$—	$2,931	$4,411	$—	$15	$10,589

	Year Ended December 31, 2017
	Houston Electric T&D (1)	Indiana Electric Integrated (1)	Natural Gas Distribution (1)	Energy Services (2)	Infrastructure Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$3,001	$—	$2,638	$480	$—	$5	$6,124
Derivatives income	(1)	—	—	3,569	—	—	3,568
Other (3)	(3)	—	1	—	—	9	7
Eliminations	—	—	(33)	(52)	—	—	(85)
Total revenues	$2,997	$—	$2,606	$3,997	$—	$14	$9,614

(1)	Reflected in Utility revenues in the Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Statements of Consolidated Income.

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

(4)	Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to December 31, 2019.

Houston Electric

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenue from contracts	$2,984	$3,235	$3,001
Other (1)	6	(1)	(3)
Total revenues	$2,990	$3,234	$2,998

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

CERC

	Year Ended December 31, 2019
	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$2,945	$480	$5	$3,430
Derivatives income	2	3,302	—	3,304
Other (3)	4	—	—	4
Eliminations	(40)	(128)	—	(168)
Total revenues	$2,911	$3,654	$5	$6,570

	Year Ended December 31, 2018
	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$3,011	$493	$1	$3,505
Derivatives income	(2)	4,028	—	4,026
Other (3)	(42)	—	—	(42)
Eliminations	(36)	(110)	—	(146)
Total revenues	$2,931	$4,411	$1	$7,343

	Year Ended December 31, 2017
	Natural Gas Distribution (1)	Energy Services (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$2,638	$480	$—	$3,118
Derivatives income	—	3,569	—	3,569
Other (3)	1	—	—	1
Eliminations	(33)	(52)	—	(85)
Total revenues	$2,606	$3,997	$—	$6,603

(1)	Reflected in Utility revenues in the Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Statements of Consolidated Income.

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

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

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

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Consolidated Balance Sheets. On an aggregate basis as of December 31, 2019, the Registrants’ contract assets primarily relate to contracts in the Infrastructure Services segment where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Consolidated Balance Sheets. On an aggregate basis as of December 31, 2019, the Registrants’ contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers for the year ended December 31, 2019 are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2018 (1)	$516	$373	$—	$3
Closing balance as of December 31, 2019	800	579	61	34
Increase	$284	$206	$61	$31

(1)	Opening balances related to Vectren are as of February 1, 2019, and are thus excluded from the opening balance as of December 31, 2018.

The amount of revenue recognized in the year ended December 31, 2019 that was included in the opening contract liability was $47 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment, plus the addition of obligations acquired in the Merger.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2018	$234	$110	$3
Closing balance as of December 31, 2019	210	117	3
Increase (decrease)	$(24)	$7	$—

The amount of revenue recognized in the year ended December 31, 2019 that was included in the opening contract liability was $3 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2018	$282	$263
Closing balance as of December 31, 2019	282	250
Increase (decrease)	$—	$(13)

CERC does not have any opening or closing contract asset or contract liability balances.

Remaining Performance Obligations (CenterPoint Energy). The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts and (2) when CenterPoint Energy expects to recognize this revenue. Such contracts include fixed price contracts and energy performance and sustainable infrastructure services contracts of ESG, which are included in Corporate and Other.

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of December 31, 2019:
Infrastructure Services	$254	$—	$254
Corporate and Other	84	752	836
	$338	$752	$1,090

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price. For contracts for which revenue from the satisfaction of the performance obligations is recognized in the amount invoiced, the practical expedient was elected and revenue expected to be recognized on these contracts has not been disclosed.

(6) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of December 31, 2018 and changes in the carrying amount of goodwill as of December 31, 2019 are as follows:

	December 31, 2018	Additions (1)	Impairment	December 31, 2019
	(in millions)
Indiana Electric Integrated	$—	$1,121	$—	$1,121
Natural Gas Distribution	746	2,566	—	3,312
Energy Services (2)	110	—	48	62
Infrastructure Services	—	220	—	220
Corporate and Other	11	438	—	449
Total	$867	$4,345	$48	$5,164

(1)
This represents the allocation of goodwill to reportable segments from the Merger, changes from preliminary amounts previously reported and includes the final determination of fair value for each reportable segment. See Note 4.

(2)
Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012. As of December 31, 2019, CenterPoint Energy and CERC identified a triggering event to perform an interim goodwill impairment test and recognized a goodwill impairment on their Energy Services reporting unit which is included in Goodwill impairment on CenterPoint Energy’s and CERC’s Consolidated Statements of Income.

CERC’s goodwill by reportable segment as of December 31, 2019 and December 31, 2018 is as follows:

	December 31, 2018	Impairment	December 31, 2019
		(in millions)
Natural Gas Distribution	$746	$—	$746
Energy Services (1)	110	48	62
Corporate and Other	11	—	11
Total	$867	$48	$819

(1)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.
CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The reporting units approximate the reportable segments, with the exception of ESG, which is a separate reporting unit but included in CenterPoint Energy’s Corporate and Other reportable segment. The estimated fair value of a reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount of the reporting unit is in excess of the estimated fair value of the reporting unit, then the excess amount is the impairment charge that should be recorded, not to exceed the carrying amount of goodwill. See Note 2(g) for further discussion.

CenterPoint Energy and CERC performed the annual goodwill impairment test on July 1 of each of 2019 and 2018 and determined that no goodwill impairment charge was required for any reporting unit in its annual test.

In connection with its preparation of financial statements for the year ended December 31, 2019, CenterPoint Energy and CERC, as applicable, identified triggering events for interim goodwill impairment tests at the Infrastructure Services and Energy Services reporting units. Early stage bids received from market participants during the exploration of strategic alternatives for these businesses at year-end indicated that the fair value of each reporting unit was more likely than not below the carrying value.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reporting unit. Per the Securities Purchase Agreement, VISCO will be converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing.  The sale will be considered an asset sale for tax purposes requiring the net deferred tax liabilities of approximately $123 million within the reporting unit as of December 31, 2019 to be recognized as a benefit to deferred income tax expense by CenterPoint Energy upon closing; therefore, any deferred tax assets and liabilities within the reporting unit are not included in the carrying amount of the assets and liabilities that will be transferred to the buyer. For further information, see Note 23.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reporting unit. Per the Equity Purchase Agreement, CES will be converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing. For further information, see Note 23.

The fair value of the Infrastructure Services reporting unit was estimated using a market approach deriving an estimated fair value as of December 31, 2019 based on the economic terms agreed upon within the Securities Purchase Agreement, a Level 2 fair value measurement.  As of December 31, 2019 the fair value of the Infrastructure Services reporting unit exceeded the carrying value (inclusive of deferred income tax liabilities of $123 million) and no impairment loss was recognized.

The fair value of the Energy Services reporting unit was estimated using a combination of the market approach and the income approach as of December 31, 2019, a Level 3 fair value measurement. CenterPoint Energy and CERC utilized the economic indicators of value received by market participants during the exploration of strategic alternatives to inform the fair value of substantially all of the businesses within this reporting unit as of December 31, 2019. Certain assets groups not constituting a business within the reporting unit were valued using an income approach.  CenterPoint Energy and CERC recognized an impairment loss on their Energy Services reporting unit of $48 million, the amount by which the carrying value (inclusive of deferred income tax liabilities of $25 million) exceeded the fair value as of December 31, 2019.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Intangible assets, net on the Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Statements of Consolidated Income, unless otherwise indicated.

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships (1)	$286	$(43)	$243	$86	$(27)	$59
Covenants not to compete	4	(4)	—	4	(3)	1
Trade names (1)	58	(5)	53	—	—	—
Construction backlog (1) (2)	27	(23)	4	—	—	—
Operation and maintenance agreements (1) (2)	12	(1)	11	—	—	—
Other (1)	24	(14)	10	16	(11)	5
Total	$411	$(90)	$321	$106	$(41)	$65

(1)	The fair value of intangible assets acquired through acquisitions has been finalized. See Note 4.

(2)
Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Statements of Consolidated Income.

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1) (2)	$25	$10	$13
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (2)	24	—	—

(1)	Includes $17 million for the year ended December 31, 2019 of amortization expense related to intangibles acquired in the Merger.

(2)	The fair value of intangible assets, and related amortization assumptions, acquired through acquisitions during the year ended December 31, 2019, has been finalized. See Note 4.
The tables below present information on CERC’s other intangible assets recorded in Other non-current assets on CERC’s Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CERC’s Statements of Consolidated Income.

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$86	$(32)	$54	$86	$(27)	$59
Covenants not to compete	4	(4)	—	4	(3)	1
Other	16	(14)	2	16	(11)	5
Total	$106	$(50)	$56	$106	$(41)	$65

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$9	$10	$13

CenterPoint Energy and CERC estimate that amortization expense of intangible assets with finite lives for the next five years will be as follows:

	Amortization Expense
	CenterPoint Energy	CERC
	(in millions)
2020	$29	$6
2021	25	6
2022	25	6
2023	24	5
2024	22	5

(7) Regulatory Matters

The following is a list of regulatory assets and liabilities reflected on the Registrants’ respective Consolidated Balance Sheets as of December 31, 2019 and 2018. The “amortization through” columns indicate the latest year when a regulatory asset or regulatory liability category will be fully amortized:

	December 31, 2019
	CenterPoint Energy		Houston Electric		CERC
	Amortization Through	(in millions)	Amortization Through	(in millions)	Amortization Through	(in millions)
Regulatory Assets:
Current regulatory assets (1)	2020	$12	n/a	$—	2020	$12
Non-current regulatory assets:
Securitized regulatory assets	2024	788	2024	788	n/a	—
Unrecognized equity return (2)	2024	(168)	2024	(168)	n/a	—
Unamortized loss on reacquired debt (3)	2046	62	2046	62	n/a	—
Pension and postretirement-related regulatory asset (3)	Various (a)	637	TBD (b)	34	Various (a)	22
Hurricane Harvey restoration costs (3)	Various	68	TBD (b)	64	TBD (c)	4
Regulatory assets related to TCJA (3) (4)	Various	30	TBD (b)	23	2023	7
Asset retirement obligation (3)	Perpetual	131	Perpetual	26	Perpetual	94
Other regulatory assets-not earning a return (5)	Various (d)	147	Various	57	Various	48
Other regulatory assets	Various	422	Various	29	Various	16
Total non-current regulatory assets		2,117		915		191
Total regulatory assets		2,129		915		203
Regulatory Liabilities:
Current regulatory liabilities (6)	2020	47	n/a	—	2020	47
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (4)	Various	1,582	TBD (b)	821	Various	442
Estimated removal costs	Various	1,429	Various	244	Various	637
Other regulatory liabilities	Various	463	Various	223	Various	140
Total non-current regulatory liabilities		3,474		1,288		1,219
Total regulatory liabilities		3,521		1,288		1,266
Total regulatory assets and liabilities, net		$(1,392)		$(373)		$(1,063)

(a)	Pension and postretirement-related regulatory assets balances are measured annually, and the ending amortization period may change based on the actuarial valuation.

(b)	The recovery and amortization of these amounts are to be determined upon receipt of the final order.

(c)	The recovery and amortization of a portion of these amounts are expected to be determined in the next rate case.

(d)	Other regulatory assets not-earning a return includes items with different amortization periods; therefore, the amortization is accounted for through various periods.

	December 31, 2018
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Current regulatory assets (1)	$77	$—	$77
Non-current regulatory assets:
Securitized regulatory assets	1,059	1,059	—
Unrecognized equity return (2)	(213)	(213)	—
Unamortized loss on reacquired debt (3)	68	68	—
Pension and postretirement-related regulatory asset (3)	725	33	30
Hurricane Harvey restoration costs (3)	68	64	4
Regulatory assets related to TCJA (3) (4)	33	23	10
Asset retirement obligation (3)	109	24	85
Other regulatory assets-not earning a return (3)	81	55	26
Other regulatory assets	37	11	26
Total non-current regulatory assets	1,967	1,124	181
Total regulatory assets	2,044	1,124	258
Regulatory Liabilities:
Current regulatory liabilities (6)	38	17	21
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (4)	1,323	847	476
Estimated removal costs	886	269	617
Other regulatory liabilities	316	182	134
Total non-current regulatory liabilities	2,525	1,298	1,227
Total regulatory liabilities	2,563	1,315	1,248
Total regulatory assets and liabilities, net	$(519)	$(191)	$(990)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in the Registrants’ respective Consolidated Balance Sheets.

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

	Year Ended December 31,
	2019		2018		2017
	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric

Allowed equity return recognized	$45	$45	$74	$74	$42	$42

(3)	Substantially all of these regulatory assets are not earning a return.

(4)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities. See Note 15 for additional information.

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

The key proposals of the base rate case included:

•	a rate base of $6.4 billion with a 50% debt/50% equity capital structure and a 10.4% ROE;

•	a prudency determination on all capital investments made by Houston Electric since January 1, 2010;

•	the establishment of a rider to refund unprotected EDIT resulting from the TCJA; and

•	updated depreciation rates and approval to recover other costs.

On September 16, 2019, the ALJs issued a PFD. The PUCT began deliberating on the PFD (which is prepared by ALJs at a different state agency) during its November 14, 2019 open meeting, but delayed final determination for further consideration. The PUCT again discussed the Houston Electric rate case at its December 13, 2019 open meeting and concluded that the PUCT would consider settlement a reasonable approach to resolving the rate case and noted that Houston Electric had indicated settlement negotiations were already underway. Houston Electric updated the PUCT at its January 16, 2020 open meeting regarding the status of settlement discussions, indicating that the parties were working on a settlement and anticipated a final settlement in the near future. On January 23, 2020, Houston Electric filed a Stipulation and Settlement Agreement with the PUCT, which provides for the following, among other things:

•	an overall revenue requirement increase of approximately $13 million;

•	an ROE of 9.4%;

•	a capital structure of 57.5% debt/42.5% equity;

•	a refund of unprotected EDIT of $105 million plus carrying costs over approximately 30-36 months; and

•	recovery of all retail transmission related costs through the TCRF.

Also, Houston Electric is not required to make a one-time refund of capital recovery from its TCOS and DCRF mechanisms. Future TCOS filings will take into account both ADFIT and EDIT until the final order from Houston Electric’s next base rate proceeding. No rate base items are expected to be written off; however, approximately $12 million in rate case expenses were written off in 2019. A base rate case application must be filed for Houston Electric no later than four years from the date of the PUCT’s final order in the proceeding. Additionally, Houston Electric will not file a DCRF in 2020, nor will a subsequent separate proceeding with the PUCT be instituted regarding EDIT on Houston Electric’s securitized assets.

Furthermore, under the terms of the Stipulation and Settlement Agreement, Houston Electric agreed to adopt certain ring-fencing measures to increase its financial separateness from CenterPoint Energy, which include the following:

•
Houston Electric’s credit agreements and indentures shall not contain cross-default provisions by which a default by CenterPoint Energy or its other affiliates would cause a default at Houston Electric;

•
The financial covenant in Houston Electric’s credit agreement shall not be related to any entity other than Houston Electric. Houston Electric shall not include in its debt or credit agreements any financial covenants or rating agency triggers related to any entity other than Houston Electric;

•
Houston Electric shall not pledge its assets in respect of or guarantee any debt or obligation of any of its affiliates. Houston Electric shall not pledge, mortgage, hypothecate, or grant a lien upon the property of Houston Electric except pursuant to an exception in effect in Houston Electric’s current credit agreement, such as Houston Electric’s first mortgage and general mortgage;

•	Houston Electric shall maintain its own stand-alone credit facility, and Houston Electric shall not share its credit facility with any regulated or unregulated affiliate;

•	Houston Electric shall maintain ratings with all three major credit ratings agencies;

•	Houston Electric shall maintain a stand-alone credit rating;

•	Houston Electric’s first mortgage bonds and general mortgage bonds shall be secured only with assets of Houston Electric;

•	No Houston Electric assets may be used to secure the debt of CenterPoint Energy or its other affiliates;

•
Houston Electric shall not hold out its credit as being available to pay the debt of any affiliates (provided that, for the avoidance of doubt, Houston Electric is not considered to be holding its credit out to pay the debt of affiliates, or in breach of any other ring-fencing measure, with respect to the $68 million of Houston Electric general mortgage bonds that currently serve as collateral for certain outstanding CenterPoint Energy pollution control bonds);

•
Without prior approval of the PUCT, neither CenterPoint Energy nor any affiliate of CenterPoint Energy (excluding Houston Electric) may incur, guarantee, or pledge assets in respect of any incremental new debt that is dependent on: (1) the revenues of Houston Electric in more than a proportionate degree than the other revenues of CenterPoint Energy; or (2) the equity of Houston Electric;

•
Houston Electric shall not transfer any material assets or facilities to any affiliates, other than a transfer that is on an arm’s length basis consistent with the PUCT’s affiliate standards applicable to Houston Electric;

•	Except for its participation in an affiliate money pool, Houston Electric shall not commingle its assets with those of other CenterPoint Energy affiliates;

•	Except for its participation in an affiliate money pool, Houston Electric shall not lend money to or borrow money from CenterPoint Energy; and

•	Houston Electric shall notify the PUCT if its issuer credit rating or corporate credit rating as rated by any of the three major rating agencies falls below investment grade.

The PUCT approved the settlement at its February 14, 2020 open meeting. A final order from the PUCT is currently expected during the first quarter of 2020; however, motions for rehearing, if granted, could result in the order being issued after the first quarter of 2020. The rates are expected to be implemented 45 days after the final order is issued.

CenterPoint Energy and Houston Electric record pre-tax expense for (i) probable disallowances of capital investments and (ii) customer refund obligations and costs deferred in regulatory assets when recovery of such amounts is no longer considered probable.

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

Compensation costs for the performance and stock unit awards granted under LTIPs are measured using fair value and expected achievement levels on the grant date. For performance awards with operational goals, the achievement levels are revised as goals are evaluated. The fair value of awards granted to employees is based on the closing stock price of CenterPoint Energy’s Common Stock on the grant date. The compensation expense is recorded on a straight-line basis over the vesting period.  Forfeitures are estimated on the date of grant based on historical averages and estimates are updated periodically throughout the vesting period.

The performance awards granted in 2019, 2018 and 2017 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock unit awards granted in 2019, 2018 and 2017 are service based. The stock unit awards generally vest at the end of a three-year period, provided, however, that stock unit awards granted to non-employee directors vested at the end of a one-year period (for awards granted in 2017) or vested immediately upon grant (for awards granted in 2019 and 2018). Upon vesting, both the performance and stock unit awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period.

The following table summarizes CenterPoint Energy’s expenses related to LTIPs for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
LTIP Compensation expense (1)	$28	$26	$21
Income tax benefit recognized	7	6	8
Actual tax benefit realized for tax deductions	12	5	6

(1)	Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income and shown prior to any amounts capitalized.

The following tables summarize CenterPoint Energy’s LTIP activity for 2019:

	Year Ended December 31, 2019
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (2) (Millions)
Performance Awards (1)
Outstanding and non-vested as of December 31, 2018	3,818	$23.91
Granted	1,413	31.16
Forfeited or canceled	(825)	24.78
Vested and released to participants	(1,074)	18.97
Outstanding and non-vested as of December 31, 2019	3,332	$28.36	1.1	$53

Stock Unit Awards
Outstanding and non-vested as of December 31, 2018	1,060	$24.08
Granted	470	31.07
Forfeited or canceled	(131)	27.95
Vested and released to participants	(433)	20.72
Outstanding and non-vested as of December 31, 2019	966	$28.46	1.2	$26

(1)	Reflects maximum performance achievement.

(2)	Reflects the impact of current expectations of achievement and stock price.

The weighted average grant date fair values per unit of awards granted were as follows for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In millions, except for per unit amounts)
Performance Awards
Weighted-average grant date fair value per unit of awards granted	$31.16	$26.74	$26.64
Total intrinsic value of awards received by participants	36	12	7
Vested grant date fair value	20	9	5

Stock Unit Awards
Weighted-average grant date fair value per unit of awards granted	$31.07	$26.62	$26.77
Total intrinsic value of awards received by participants	15	9	9
Vested grant date fair value	9	7	7

As of December 31, 2019, there was $34 million of total unrecognized compensation cost related to non-vested performance and stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

(b) Pension Benefits (CenterPoint Energy)

CenterPoint Energy maintains a non-contributory qualified defined benefit pension plan covering eligible employees, with benefits determined using a cash balance formula. In addition to the non-contributory qualified defined benefit pension plan, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s non-contributory qualified pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

As a result of the Merger, CenterPoint Energy now also maintains three additional qualified defined benefit pension plans which are closed to new participants and a non-qualified supplemental retirement plan. The defined benefit pension plans cover eligible full-time regular employees and retirees of Vectren and are primarily non-contributory.

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the non-qualified benefit plans:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Service cost (1)	$40	$37	$36
Interest cost (2)	96	79	89
Expected return on plan assets (2)	(105)	(107)	(97)
Amortization of prior service cost (2)	9	9	9
Amortization of net loss (2)	52	43	58
Settlement cost (2) (3)	2	—	—
Curtailment gain (2) (4)	(1)	—	—
Net periodic cost	$93	$61	$95

(1)	Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.

(2)	Amounts presented in the table above are included in Other, net in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals.

(3)
A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In 2019, CenterPoint Energy recognized a non-cash settlement cost due to lump sum settlement payments.

(4)
A curtailment gain or loss is required when the expected future services of a significant number of employees are reduced or eliminated for the accrual of benefits. In 2019, CenterPoint Energy recognized a pension curtailment gain related to employees who were terminated after the Merger closed.

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension benefits:

	Year Ended December 31,
	2019	2018	2017
Discount rate	4.35%	3.65%	4.15%
Expected return on plan assets	6.00	6.00	6.00
Rate of increase in compensation levels	4.60	4.45	4.50

In determining net periodic benefit cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in the Consolidated Balance Sheets as well as the key assumptions of CenterPoint Energy’s pension plans. The measurement dates for plan assets and obligations were December 31, 2019 and 2018.

	December 31,
	2019	2018
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,013	$2,225
Plan obligations assumed in Merger	332	—
Service cost	40	37
Interest cost	96	79
Benefits paid	(244)	(201)
Actuarial (gain) loss (1)	216	(127)
Plan amendment	1	—
Curtailment	(1)	—
Benefit obligation, end of year	2,453	2,013
Change in Plan Assets
Fair value of plan assets, beginning of year	1,516	1,801
Plan assets assumed in Merger	286	—
Employer contributions	109	69
Benefits paid	(244)	(201)
Actual investment return	338	(153)
Fair value of plan assets, end of year	2,005	1,516
Funded status, end of year	$(448)	$(497)

Amounts Recognized in Balance Sheets
Current liabilities-other	$(8)	$(7)
Other liabilities-benefit obligations	(440)	(490)
Net liability, end of year	$(448)	$(497)
Actuarial Assumptions
Discount rate (2)	3.20%	4.35%
Expected return on plan assets (3)	5.75	6.00
Rate of increase in compensation levels	4.95	4.60
Interest crediting rate	3.25	3.75

(1)
Significant sources of loss for 2019 include the decrease in discount rate from 4.35% to 3.20%. Significant sources of gain for 2018 include the increase in discount rate from 3.65% to 4.35% and the mortality projection scale change from MP2017 to MP2018.

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

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2019		2018
	Pension (Qualified)	Pension (Non-qualified)	Pension (Qualified)	Pension (Non-qualified)
	(in millions)
Accumulated benefit obligation	$2,352	$68	$1,930	$61
Projected benefit obligation	2,385	68	1,952	61
Fair value of plan assets	2,005	—	1,516	—

The accumulated benefit obligation for all defined benefit pension plans on CenterPoint Energy’s Consolidated Balance Sheets was $2,420 million and $1,991 million as of December 31, 2019 and 2018, respectively.

Multi-employer Pension Plan

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

Expense is recognized as payments are accrued for work performed or when withdrawal liabilities are probable and estimable. Expense associated with multi-employer plans of $52 million during the year ended December 31, 2019. During 2019, CenterPoint Energy made contributions to these multi-employer plans on behalf of employees that participate in approximately 215 local unions. Contracts with these unions are negotiated with trade agreements through two primary contractor associations. These trade agreements have varying expiration dates ranging from 2020 through 2022. The average contribution related to these local unions was less than $1 million, and the largest contribution was approximately $5 million. Multiple unions can contribute to a single multi-employer plan. CenterPoint Energy made contributions to at least 72 plans in 2019, eight of which are considered significant plans based on, among other things, the amount of the contributions, the number of employees participating in the plan, and the funded status of the plan.

CenterPoint Energy’s participation in the significant plans is outlined in the following table. The EIN / Pension Plan Number column provides the EIN and three-digit pension plan numbers. The most recent Pension Protection Act Zone Status available in 2019 is for the plan year end at January 31, 2019 for the Central Pension Fund, May 31, 2019 for the Indiana Pension Laborers Fund, December 31, 2018 for the Pipeline Industry Benefit Fund, December 31, 2018 for the Laborers District Council & Contractors’ Pension Fund of Ohio, April 30, 2019 for the Ohio Operating Engineers Pension Fund, April 30, 2019 for the Operating Engineers Local 324 Fringe Benefit Fund, December 31, 2018 for the Minnesota Laborers Pension Fund, and December 31, 2018 for the Laborers’ Combined Fund of Western Pennsylvania. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The FIP/RP Status Pending / Implemented column indicates plans for which a FIP or RP is either pending or has been implemented. The multi-employer contributions listed in the table below are CenterPoint Energy’s multi-employer contributions made in 2019.

Federal law requires pension plans in endangered status to adopt a FIP and plans in critical status to adopt a RP aimed at restoring the financial health of the plan. In December 2014, the Multi-employer Pension Reform Act of 2014 was passed and permanently extended the Pension Protection Act of 2006 multi-employer plan critical and endangered status funding rules, among other things, including providing a provision for a plan sponsor to suspend or reduce benefit payments to preserve plans in critical and declining status.

		Pension Protection Act Zone Status		Multi-employer Contributions
Pension Fund	EIN/Pension Plan Number	2019	FIP/RP Status Pending/Implemented	2019	Surcharge Imposed
				(in millions)
Central Pension Fund	36-6052390-001	Green	No	$12	No
Indiana Laborers Pension Fund	35-6027150-001	Green	No	5	No
Pipeline Industry Benefit Fund	73-0742835-001	Green	No	5	No
Laborers District Fund of Ohio	31-6129964-001	Green	No	4	No
Ohio Operating Engineers Pension Fund	31-6129968-001	Green	No	3	No
Operating Engineers Local #324 Fund (1)	38-1900637-001	Red	Implemented	3	No
Minnesota Laborers Pension Fund	41-6159599-001	Green	No	3	No
Laborers’ Combined Fund of Western PA (2)	25-6135576-001	Red	Implemented	2	No
Other				15
Total Contributions				$52

(1)
The Operating Engineers Local #324 Fringe Benefits Fund was certified to be in “critical” status for the plan year ending April 30, 2019. In an effort to improve the plan’s funding situation, on March 17, 2011, the trustees adopted a plan amendment, which reduced benefit accruals and eliminated some ancillary benefits, and adopted an RP that will be effective from May 1, 2013 through April 30, 2023 or until the plan is no longer in critical status. On April 27, 2015, the trustees updated the RP to change the annual standard for meeting the requirements of the RP. The trustees further updated the RP on January 29, 2019. The annual standard is that actuarial projections updated for each year show the fund is expected to remain solvent for a 20-year projection period.

(2)
The Laborers’ Combined Fund of Western Pennsylvania was previously deemed in critical status. The trustees adopted a FIP that is scheduled to run through December 31, 2020 and provided for changes in adjustable benefits and increases in the employer contribution rate.

While not considered significant to CenterPoint Energy, there are four plans in red zone status receiving CenterPoint Energy contributions. There are also five other plans where CenterPoint Energy contributions exceed 5% of each plan’s total contributions; however, none of these plans are considered significant to CenterPoint Energy.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23. As a result, CenterPoint Energy will no longer participate in the multi-employer pension plans discussed above.

(c) Postretirement Benefits

CenterPoint Energy provides certain healthcare and life insurance benefits for eligible retired employees on both a contributory and non-contributory basis. The Registrants’ employees (other than employees of Vectren and its subsidiaries) who were hired before January 1, 2018 and who have met certain age and service requirements at retirement, as defined in the plans, are eligible to participate in these benefit plans. Employees hired on or after January 1, 2018 are not eligible for these benefits, except that such employees represented by IBEW Local Union 66 are eligible to participate in certain of the benefits, subject to the applicable age and service requirements. With respect to retiree medical and prescription drug benefits, employees represented by the IBEW Local Union 66 who retire on or after January 1, 2017, and their dependents, receive any such benefits exclusively through the NECA/IBEW Family Medical Care Plan pursuant to the terms of the renegotiated collective bargaining agreement entered into in May 2016. Houston Electric and CERC are required to fund a portion of their obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

As a result of the Merger, CenterPoint Energy now maintains an additional postretirement benefit plan. The postretirement benefit plan provides health care and life insurance benefits, which are a combination of self-insured and fully insured programs, to eligible Vectren retirees on both a contributory and non-contributory basis.

Postretirement benefits are accrued over the active service period of employees. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$3	$1	$1	$2	$—	$1	$2	$1	$1
Interest cost (2)	15	7	5	13	8	4	16	9	5
Expected return on plan assets (2)	(5)	(4)	(1)	(5)	(4)	(1)	(5)	(4)	(1)
Amortization of prior service cost (credit) (2)	(5)	(6)	1	(5)	(5)	1	(5)	(6)	1
Net postretirement benefit cost (credit)	$8	$(2)	$6	$5	$(1)	$5	$8	$—	$6

(1)
Amounts presented in the table above are included in Operation and maintenance expense in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.

(2)	Amounts presented in the table above are included in Other, net in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals.

The following assumptions were used to determine net periodic cost relating to postretirement benefits:

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Discount rate	3.20%	3.20%	3.20%	3.60%	3.60%	3.60%	4.15%	4.15%	4.15%
Expected return on plan assets	4.60	4.70	4.15	4.55	4.75	3.85	4.50	4.75	3.60

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of the postretirement plans. The measurement dates for plan assets and benefit obligations were December 31, 2019 and 2018.

	December 31,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$331	$166	$110	$386	$225	$109
Plan obligations assumed in Merger	37	—	—	—	—	—
Service cost	3	1	1	2	—	1
Interest cost	15	7	5	13	8	4
Participant contributions	8	2	4	7	2	4
Benefits paid	(26)	(13)	(8)	(25)	(13)	(9)
Plan amendment	9	3	5	—	—	—
Actuarial (gain) loss (1)	(21)	(4)	(15)	(52)	(56)	1
Benefit obligation, end of year	356	162	102	331	166	110
Change in Plan Assets
Fair value of plan assets, beginning of year	114	89	25	120	93	26
Employer contributions	17	10	3	14	9	4
Participant contributions	8	2	4	7	2	4
Benefits paid	(26)	(13)	(8)	(25)	(13)	(9)
Actual investment return	15	13	3	(2)	(2)	—
Fair value of plan assets, end of year	128	101	27	114	89	25
Funded status, end of year	$(228)	$(61)	$(75)	$(217)	$(77)	$(85)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(8)	$—	$(3)	$(6)	$—	$(3)
Other liabilities-benefit obligations	(220)	(61)	(72)	(211)	(77)	(82)
Net liability, end of year	$(228)	$(61)	$(75)	$(217)	$(77)	$(85)
Actuarial Assumptions
Discount rate (2)	3.25%	3.25%	3.25%	4.35%	4.35%	4.35%
Expected return on plan assets (3)	3.95	4.05	3.35	4.60	4.70	4.15
Medical cost trend rate assumed for the next year - Pre-65	5.50	5.50	5.50	5.95	5.95	5.95
Medical/prescription drug cost trend rate assumed for the next year - Post-65	5.75	5.75	5.75	28.60	28.60	28.60
Prescription drug cost trend rate assumed for the next year - Pre-65	8.00	8.00	8.00	9.20	9.20	9.20
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50	4.50	4.50	4.50
Year that the cost trend rates reach the ultimate trend rate - Pre-65	2028	2028	2028	2026	2026	2026
Year that the cost trend rates reach the ultimate trend rate - Post-65	2029	2029	2029	2027	2027	2027

(1)
Significant sources of gain for 2019 include favorable cost trend rates and benefit claims experience in addition to the change in mortality projection scale from MP2018 to MP2019. Significant sources of gain for 2018 include the increase in the discount rate from 3.60% to 4.35%, favorable benefit claims experience and cost trend rates in addition to the change in mortality projection scale from MP2017 to MP2018.

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

(d) Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy and CERC)

CenterPoint Energy recognizes the funded status of its pension and other postretirement plans on its Consolidated Balance Sheets. To the extent this obligation exceeds amounts previously recognized in the Statements of Consolidated Income, CenterPoint Energy records a regulatory asset for that portion related to its rate regulated utilities. To the extent that excess liability does not relate to a rate regulated utility, the offset is recorded as a reduction to equity in accumulated other comprehensive income.

Amounts recognized in accumulated other comprehensive loss (gain) consist of the following:

	December 31,
	2019			2018
	Pension Benefits	Postretirement Benefits		Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Unrecognized actuarial loss (gain)	$105	$(16)	$(12)	$109	$(7)	$(3)
Unrecognized prior service cost	—	7	7	1	5	5
Deferred tax benefit	—	—	—	—	—	(9)
Net amount recognized in accumulated other comprehensive loss (gain)	$105	$(9)	$(5)	$110	$(2)	$(7)

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2019 are as follows:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Net loss (gain)	$4	$(8)	$(6)
Amortization of net loss	(8)	—	—
Amortization of prior service cost	(1)	1	(1)
Total recognized in comprehensive income	$(5)	$(7)	$(7)
Total expense recognized in net periodic costs and Other comprehensive income	$87	$1	$(1)

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

As part of the investment strategy discussed above, CenterPoint Energy maintained the following weighted average allocation targets for its pension plans as of December 31, 2019:

	Minimum	Maximum
U.S. equity	19%	29%
International equity	8%	18%
Real estate	3%	9%
Fixed income	52%	62%
Cash	0%	2%

The following tables set forth by level, within the fair value hierarchy (see Note 10), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2019 and 2018:

	Fair Value Measurements as of December 31,
	2019				2018
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash	$(7)	$—	$—	$(7)	$19	$—	$—	$19
Corporate bonds:
Investment grade or above	—	699	—	699	—	368	—	368
Equity securities:
U.S. companies	69	—	—	69	60	—	—	60
Cash received as collateral from securities lending	61	—	—	61	77	—	—	77
U.S. treasuries	232	—	—	232	196	—	—	196
Mortgage backed securities	—	8	—	8	—	6	—	6
Asset backed securities	—	3	—	3	—	1	—	1
Municipal bonds	—	44	—	44	—	27	—	27
Mutual funds (2)	270	—	—	270	167	—	—	167
International government bonds	—	21	—	21	—	16	—	16
Obligation to return cash received as collateral from securities lending	(61)	—	—	(61)	(77)	—	—	(77)
Total investments at fair value	$564	$775	$—	$1,339	$442	$418	$—	$860
Investments measured by net asset value per share or its equivalent (1) (2)				666				656
Total Investments				$2,005				$1,516

(1)	Represents investments in common collective trust funds.

(2)	The amounts invested in mutual funds and common collective trust funds were allocated as follows:

	As of December 31,
	2019		2018
	Mutual Funds	Common Collective Trust Funds	Mutual Funds	Common Collective Trust Funds
International equities (1)	31%	29%	85%	41%
U.S. equities	49%	51%	15%	5%
Real estate	1%	6%	—%	—%
Fixed income	19%	14%	—%	54%

(1)
The amounts invested in international equities for 2018 include allocations of 34% in mutual funds and 4% in common collective trust funds,which were previously reported as allocations in emerging market equities.

The pension plans utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plans did not include any holdings of CenterPoint Energy Common Stock as of December 31, 2019 or 2018.

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

As part of the investment strategy discussed above, the Registrants maintained the following weighted average allocation targets for the postretirement plans as of December 31, 2019:

	CenterPoint Energy		Houston Electric		CERC
	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
U.S. equity	13%	23%	13%	23%	15%	25%
International equity	3%	13%	3%	13%	2%	12%
Fixed income	69%	79%	69%	79%	68%	78%
Cash	0%	2%	0%	2%	0%	2%

The following table presents mutual funds by level, within the fair value hierarchy, the Registrants’ postretirement plan assets at fair value as of December 31, 2019 and 2018:

	Fair Value Measurements as of December 31,
	2019				2018
	Mutual Funds
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
CenterPoint Energy	$128	$—	$—	$128	$114	$—	$—	$114
Houston Electric	101	—	—	101	89	—	—	89
CERC	27	—	—	27	25	—	—	25

The amounts invested in mutual funds were allocated as follows:

	As of December 31,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Fixed income	71%	71%	69%	74%	74%	73%
U.S. equities	21%	21%	24%	19%	19%	21%
International equities	8%	8%	7%	7%	7%	6%

(g) Benefit Plan Contributions

The Registrants made the following contributions in 2019 and expect to make the following minimum contributions in 2020 to the indicated benefit plans below:

	Contributions in 2019			Expected Minimum Contributions in 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Qualified pension plans	$86	$—	$—	$76	$—	$—
Non-qualified pension plans	23	—	—	7	—	—
Postretirement benefit plans	17	10	3	17	9	3

The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2020	$180	$18	$8	$5
2021	178	18	8	4
2022	180	19	9	5
2023	181	20	10	5
2024	177	21	10	6
2025-2029	824	112	54	30

(h) Savings Plan

CenterPoint Energy maintains the CenterPoint Energy Savings Plan, a tax-qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Code, and an employee stock ownership plan under Section 4975(e)(7) of the Code. Under the plan, participating employees may make pre-tax or Roth contributions and, if eligible, after-tax contributions up to certain federally mandated limits. Participating Registrants provide matching contributions and, as of January 1, 2020, nonelective contributions, if eligible, up to certain limits. CenterPoint Energy, through the Merger, also acquired additional defined contribution retirement savings plans sponsored by Vectren and its subsidiaries that are qualified under sections 401(a) and 401(k) of the Code, one of which merged into the CenterPoint Energy Savings Plan as of January 1, 2020.

The CenterPoint Energy Savings Plan has significant holdings of Common Stock. As of December 31, 2019, 11,051,800 shares of Common Stock were held by the savings plan, which represented approximately 13% of its investments. Given the concentration of the investments in Common Stock, the savings plan and its participants have market risk related to this investment. The savings plan limits the percentage of future contributions that can be invested in Common Stock to 25% and prohibits transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in Common Stock.

CenterPoint Energy allocates the savings plan benefit expense to Houston Electric and CERC related to their respective employees. The following table summarizes the Registrants’ savings plan benefit expense for 2019, 2018 and 2017:

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Savings plan benefit expenses (1)	$58	$18	$18	$43	$17	$18	$41	$17	$17

(1)	Amounts presented in the table above are included in Operation and maintenance expense in the Registrants’ respective Statements of Consolidated Income and shown prior to any amounts capitalized.

(i) Other Benefits Plans

The Registrants participate in CenterPoint Energy’s plans that provide postemployment benefits for certain former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan).

CenterPoint Energy maintains non-qualified deferred compensation plans, including plans acquired in the Merger, that provide benefits payable to eligible directors, officers and select employees or their designated beneficiaries at specified future dates or upon termination, retirement or death. Benefit payments are made from the general assets of the participating Registrants.

Expenses related to other benefit plans were recorded as follows:

	Year Ended December 31,
	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$2	$1	$1	$3	$4	$1	$6	$1	$4
Deferred compensation plans	4	1	—	3	1	—	3	1	—

Amounts related to other benefit plans were included in Benefit Obligations in the Registrants’ accompanying Consolidated Balance Sheets as follows:

	December 31, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$11	$3	$7	$11	$3	$7
Deferred compensation plans	41	8	3	42	9	3
Split-dollar life insurance arrangements	32	1	—	36	1	—

(j) Change in Control Agreements and Other Employee Matters

CenterPoint Energy has a change in control plan, which was amended and restated on May 1, 2017. The plan generally provides, to the extent applicable, in the case of a change in control of CenterPoint Energy and covered termination of employment, for severance benefits of up to three times annual base salary plus bonus, and other benefits. Certain CenterPoint Energy officers, including the Executive Chairman, are participants under the plan.

Certain key employees of Vectren and its subsidiaries have change in control agreements or employment agreements that provide payments and other benefits upon a covered termination of employment.

As of December 31, 2019, the Registrants’ employees were covered by collective bargaining agreements as follows:

		Percentage of Employees Covered
	Agreement Expiration	CenterPoint Energy	Houston Electric	CERC
IBEW Local 66	May 2020	10%	51%	—
OPEIU Local 12 and Mankato	March and May 2021	2%	—	3%
Gas Workers Union Local 340	April 2020	3%	—	12%
IBEW Locals 949 & 1393 and USW Locals 12213 & 7441	December 2020	4%	—	7%
USW Locals 13-227 & 13-1 and IBEW Local 702	June and July 2022	5%	—	12%
Teamsters Local 135	September 2021	—	—	—
UWUA Local 175	October 2021	1%	—	—
Trade Agreements of Infrastructure Services through the DCA and PLCA (1)	Various expiration dates in 2020–2022	27%	—	—
Total		52%	51%	34%

(1)
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

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	December 31, 2019		December 31, 2018
Hedging Classification	Notional Principal
	CenterPoint Energy (1)	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Economic hedge	$84	$—	$—	$—
Cash flow hedge	—	—	450	450

(1)	Relates to interest rate derivative instruments at SIGECO.

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

The tables below summarizes CenterPoint Energy’s and CERC’s weather hedge gain (loss) activity:

CenterPoint Energy

			Year Ended December 31,
Texas Operations	Winter Season	Bilateral Cap	2019	2018	2017
		(in millions)
NGD	2019 – 2020	$8	$2	$—	$—
NGD	2018 – 2019	9	—	—	—
NGD	2017 – 2018	8	—	(2)	—
Electric operations	2019 – 2020	7	3	—	—
Electric operations	2018 – 2019	8	3	—	—
Electric operations	2017 – 2018	9	—	(2)	—
Electric operations	2016 – 2017	9	—	—	(1)
Total CenterPoint Energy (1)			$8	$(4)	$(1)

CERC

			Year Ended December 31,
Texas Operations	Winter Season	Bilateral Cap	2019	2018	2017
		(in millions)
NGD	2019 – 2020	$8	$2	$—	$—
NGD	2018 – 2019	9	—	—	—
NGD	2017 – 2018	8	—	(2)	—
Total CERC (1)			$2	$(2)	$—

(1)	Weather hedge gains (losses) are recorded in Revenues in the Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first three tables provide a balance sheet overview of Derivative Assets and Liabilities as of December 31, 2019 and 2018, while the last two tables provide a breakdown of the related income statement impacts for the years ending December 31, 2019, 2018 and 2017.

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		December 31, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	$—	$—	$—	$24
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	12	—	1	7
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	139	3	103	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	58	—	38	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	73	184	62	173
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	10	54	16	25
Interest rate derivatives	Other Liabilities	—	10	—	—
Indexed debt securities derivative	Current Liabilities	—	893	—	601
Total CenterPoint Energy		$292	$1,144	$220	$833

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,226 Bcf or a net 374 Bcf long position and 1,674 Bcf or a net 140 Bcf long position as of December 31, 2019 and 2018, respectively. Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in CenterPoint Energy’s Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within CenterPoint Energy’s Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities is detailed in the Offsetting of Natural Gas Derivative Assets and Liabilities table below.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Houston Electric

		December 31, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	$—	$—	$—	$24
Total Houston Electric		$—	$—	$—	$24

CERC

		December 31, 2019		December 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$12	$—	$1	$7
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	139	3	103	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	58	—	38	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	73	177	62	173
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	10	39	16	25
Total CERC		$292	$219	$220	$208

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,226 Bcf or a net 374 Bcf long position and 1,674 Bcf or a net 140 Bcf long position as of December 31, 2019 and 2018, respectively. Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in CERC’s Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within CERC’s Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities is detailed in the Offsetting of Natural Gas Derivative Assets and Liabilities table below.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Cumulative Basis Adjustment for Fair Value Hedges (CenterPoint Energy and CERC)

CenterPoint Energy
		December 31, 2019		December 31, 2018
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Natural gas inventory	$47	$(13)	$57	$1
Total CenterPoint Energy		$47	$(13)	$57	$1

CERC
		December 31, 2019		December 31, 2018
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Natural gas inventory	$47	$(13)	$57	$1
Total CERC		$47	$(13)	$57	$1

Offsetting of Natural Gas Derivative Assets and Liabilities (CenterPoint Energy and CERC)

CenterPoint Energy
	December 31, 2019			December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$224	$(88)	$136	$166	$(66)	$100
Other Assets: Non-trading derivative assets	68	(10)	58	54	(16)	38
Current Liabilities: Non-trading derivative liabilities	(187)	136	(51)	(183)	81	(102)
Other Liabilities: Non-trading derivative liabilities	(54)	25	(29)	(25)	20	(5)
Total CenterPoint Energy	$51	$63	$114	$12	$19	$31

CERC
	December 31, 2019			December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$224	$(88)	$136	$166	$(66)	$100
Other Assets: Non-trading derivative assets	68	(10)	58	54	(16)	38
Current Liabilities: Non-trading derivative liabilities	(180)	136	(44)	(183)	81	(102)
Other Liabilities: Non-trading derivative liabilities	(39)	25	(14)	(25)	20	(5)
Total CERC	$73	$63	$136	$12	$19	$31

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Registrant’s respective Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy and CERC)

CenterPoint Energy	Year Ended December 31,
	2019	2018	2017
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (1)
	Non-utility cost of revenues, including natural gas
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$4,029	$4,364	$3,785

Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	(14)	(13)	14
Derivatives designated as hedging instruments	14	13	(14)
Amounts excluded from effectiveness testing recognized in earnings immediately	(213)	(149)	(67)

(1)
Income statement impact associated with cash flow hedge activity is related to gains and losses reclassified from Accumulated other comprehensive income into income. Amounts are immaterial for the years ended December 31, 2019, 2018 and 2017, respectively.

CERC	Year Ended December 31,
	2019	2018	2017
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (1)
	Non-utility cost of revenues, including natural gas
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$3,503	$4,364	$3,785

Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items - Natural gas inventory	(14)	(13)	14
Derivatives designated as hedging instruments	14	13	(14)
Amounts excluded from effectiveness testing recognized in earnings immediately	(213)	(149)	(67)

(1)
Income statement impact associated with cash flow hedge activity is related to gains and losses reclassified from Accumulated other comprehensive income into income. Amounts are immaterial for the years ended December 31, 2019, 2018 and 2017, respectively.

CenterPoint Energy

		Year Ended December 31,
	Income Statement Location	2019	2018	2017
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Gains (Losses) in Non-utility revenues	$214	$107	$211
Indexed debt securities derivative	Gain (loss) on indexed debt securities	(292)	(232)	49
Interest rate derivatives	Gains in Other Income (Expense)	—	2	—
Total CenterPoint Energy		$(78)	$(123)	$260

CERC

		Year Ended December 31,
	Income Statement Location	2019	2018	2017
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Gains (Losses) in Non-utility revenues	$214	$107	$211
Total CERC		$214	$107	$211

(c) Credit Risk Contingent Features (CenterPoint Energy and CERC)

CenterPoint Energy and CERC enter into financial derivative contracts containing material adverse change provisions. These provisions could require CenterPoint Energy or CERC to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries, including CERC Corp., are downgraded.

	December 31, 2019		December 31, 2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$1	$1	$1	$1
Fair value of collateral already posted	—	—	—	—
Additional collateral required to be posted if credit risk contingent features triggered	1	1	—	—

(d) Credit Quality of Counterparties (CenterPoint Energy and CERC)

In addition to the risk associated with price movements, credit risk is also inherent in CenterPoint Energy’s and CERC’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following tables show the composition of counterparties to the non-trading derivative assets:

CenterPoint Energy

	December 31, 2019		December 31, 2018
	Investment Grade (1)	Total (3)	Investment Grade (1)	Total (3)
	(in millions)
Energy marketers	$4	$16	$11	$24
End users (2)	27	178	30	114
Total CenterPoint Energy	$31	$194	$41	$138

CERC

	December 31, 2019		December 31, 2018
	Investment Grade (1)	Total (3)	Investment Grade (1)	Total (3)
	(in millions)
Energy marketers	$4	$16	$11	$24
End users (2)	27	178	30	114
Total CERC	$31	$194	$41	$138

(1)
“Investment grade” is primarily determined using publicly available credit ratings and considers credit support (including parent company guarantees) and collateral (including cash and standby letters of credit). For unrated counterparties, CERC determines a synthetic credit rating by performing financial statement analysis and consider contractual rights and restrictions and collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Registrants’ judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Registrants develop these inputs based on the best information available, including the Registrants’ own data. A market approach is utilized to value the Registrants’ Level 3 assets or liabilities. As of December 31, 2019, CenterPoint Energy’s and CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.44 to $5.20 per MMBtu for CenterPoint Energy and from $1.44 to $5.20 per MMBtu for CERC) as an unobservable input. CenterPoint Energy’s and CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options). Forward price decreases (increases) as of December 31, 2019 would have resulted in lower (higher) values, respectively, for long forwards and options and higher (lower) values, respectively, for short forwards and options.

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	December 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$825	$—	$—	$—	$825	$542	$—	$—	$—	$542
Investments, including money market funds (2)	49	—	—	—	49	66	—	—	—	66
Natural gas derivatives (3)(4)	—	250	42	(98)	194	—	173	47	(82)	138
Hedged portion of natural gas inventory	—	—	—	—	—	1	—	—	—	1
Total assets	$874	$250	$42	$(98)	$1,068	$609	$173	$47	$(82)	$747

	December 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Liabilities
Indexed debt securities derivative	$—	$893	$—	$—	$893	$—	$601	$—	$—	$601
Interest rate derivatives	—	10	—	—	10	24	—	—	—	24
Natural gas derivatives (3)(4)	—	217	24	(161)	80	—	191	17	(101)	107
Hedged portion of natural gas inventory	13	—	—	—	13	—	—	—	—	—
Total liabilities	$13	$1,120	$24	$(161)	$996	$24	$792	$17	$(101)	$732

Houston Electric

	December 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting	Total	Level 1	Level 2	Level 3	Netting	Total
Assets	(in millions)
Investments, including money market funds (2)	$32	$—	$—	$—	$32	$48	$—	$—	$—	$48
Total assets	$32	$—	$—	$—	$32	$48	$—	$—	$—	$48
Liabilities
Interest rate derivatives	$—	$—	$—	$—	$—	$24	$—	$—	$—	$24
Total liabilities	$—	$—	$—	$—	$—	$24	$—	$—	$—	$24

CERC

	December 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$—	$2	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11	11	—	—	—	11
Natural gas derivatives (3)(4)	—	250	42	(98)	194	—	173	47	(82)	138
Hedged portion of natural gas inventory	—	—	—	—	—	1	—	—	—	1
Total assets	$13	$250	$42	$(98)	$207	$14	$173	$47	$(82)	$152
Liabilities
Natural gas derivatives (3)(4)	$—	$195	$24	$(161)	$58	$—	$191	$17	$(101)	$107
Hedged portion of natural gas inventory	13	—	—	—	13	—	—	—	—	—
Total liabilities	$13	$195	$24	$(161)	$71	$—	$191	$17	$(101)	$107

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy and CERC to settle positive and negative positions and also include cash collateral posted with the same counterparties as follows:

	December 31, 2019		December 31, 2018
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Cash collateral posted with the same counterparties	$63	$63	$19	$19

(2)	Amounts are included in Prepaid and Other Current Assets and Other Assets in the Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy and CERC have utilized Level 3 inputs to determine fair value:

	Year Ended December 31,
	2019		2018		2017
	CenterPoint Energy	CERC	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning balance	$30	$30	$(622)	$46	$(704)	$13
Total gains	17	17	30	30	96	47
Total settlements	(22)	(22)	(39)	(39)	(11)	(11)
Transfers into Level 3	(1)	(1)	5	5	14	14
Transfers out of Level 3 (1)	(6)	(6)	656	(12)	(17)	(17)
Ending balance (2)	$18	$18	$30	$30	$(622)	$46

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date:
	$12	$12	$18	$18	$87	$38

(1)	During 2018, CenterPoint Energy transferred its indexed debt securities derivative from Level 3 to Level 2 to reflect changes in the significance of the unobservable inputs used in the valuation.

(2)	CenterPoint Energy and CERC did not have significant Level 3 purchases or sales during any of the years ended December 31, 2019, 2018 or 2017.

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

	December 31, 2019			December 31, 2018
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$15,093	$4,950	$2,546	$9,140	$4,717	$2,371
Fair value	16,067	5,457	2,803	9,308	4,770	2,488

(1)	Includes Securitization Bond debt.

Items measured at Fair Value on a Non-recurring Basis

CenterPoint Energy and CERC recorded a goodwill impairment charge of $48 million related to its Energy Services reporting unit in 2019. See Note 6.

(11) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of December 31, 2019, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	December 31, 2019	December 31, 2018
	(in millions)
Enable	$2,406	$2,482
Other (1)	2	—
Total	$2,408	$2,482

(1)	Represents the fair value of non-utility equity investments acquired in the Merger.

CenterPoint Energy evaluates its equity method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss is recognized in earnings when an impairment is deemed to be other than temporary. As of December 31, 2019, CenterPoint Energy’s investment in Enable is $10.29 per unit and Enable’s common unit price closed at $10.03 per unit (approximately $61 million below carrying value). Based on an analysis of its investment in Enable as of December 31, 2019, CenterPoint Energy believes that the decline in the value of its investment is temporary, and that the carrying value of its investment of $2.4 billion will be recovered.

Equity in Earnings of Unconsolidated Affiliates, net (CenterPoint Energy):

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Enable (1)	$229	$307	$265
Other	1	—	—
Total	$230	$307	$265

(1)	Equity earnings for the year ended December 31, 2019 includes CenterPoint Energy’s share of Enable’s $86 million goodwill impairment recorded in the fourth quarter of 2019.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	As of December 31,
	2019			2018
	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)
CenterPoint Energy (3)	53.7%	233,856,623	14,520,000	54.0%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—	25.6%	110,982,805	—
Public unitholders	20.8%	90,361,937	—	20.4%	88,392,983	—
Total Units Outstanding	100.0%	435,201,365	14,520,000	100.0%	433,232,411	14,520,000

(1)	Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)
The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Consolidated Balance Sheets, was $363 million as of both December 31, 2019 and 2018. No impairment charges or adjustment to carrying value were made as no observable price changes were identified in the current or prior reporting periods.

(3)
Prior to the Internal Spin completed in September 2018, CenterPoint Energy’s investment in Enable’s common units, excluding the Enable Series A Preferred Units held directly by CenterPoint Energy, was held indirectly through CERC.

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

Interests Held in Enable GP (CenterPoint Energy):

CenterPoint Energy and OGE held the following interests in Enable GP as of both December 31, 2019 and 2018:

	Management Rights (1)	Incentive Distribution Rights (2)
CenterPoint Energy (3)	50%	40%
OGE	50%	60%

(1)
As of December 31, 2019, Enable is controlled jointly by CenterPoint Energy and OGE. Sale of CenterPoint Energy’s or OGE’s ownership interests in Enable GP to a third party is subject to mutual rights of first offer and first refusal, and CenterPoint Energy is not permitted to dispose of less than all of its interest in Enable GP.

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

(3)	Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy and CERC):

CenterPoint Energy

	Year Ended December 31,
	2019		2018		2017
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units (1)	$1.2970	$303	$1.2720	$297	$1.2720	$297
Enable Series A Preferred Units	2.5000	36	2.5000	36	2.5000	36
Total CenterPoint Energy		$339		$333		$333
CERC

	Year Ended December 31,
	2018		2017
	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units (1)	$0.9540	$223	$1.2720	$297
Total CERC		223		297

(1)
Prior to the Internal Spin completed in September 2018, distributions from Enable were received by CERC. After such date, distributions from Enable were received directly by CenterPoint Energy (through CNP Midstream).

Transactions with Enable (CenterPoint Energy and CERC):

	Year Ended December 31,
	2019	2018	2017
CenterPoint Energy	(in millions)
Natural gas expenses, including transportation and storage costs (1)	$120	$122	$115
Reimbursement of support services (2)	—	4	4
CERC
Natural gas expenses, including transportation and storage costs (1)	120	122	115
Reimbursement of support services (2)	—	4	4

(1)	Included in Non-utility costs of revenues, including natural gas on CenterPoint Energy’s and CERC’s respective Statements of Consolidated Income.

(2)	Represents amounts billed for certain support services provided to Enable. Actual support services costs are recorded net of reimbursement.

	December 31,
	2019	2018
CenterPoint Energy	(in millions)
Accounts payable for natural gas purchases from Enable	$11	$11
Accounts receivable for amounts billed for services provided to Enable	2	2
CERC
Accounts payable for natural gas purchases from Enable	11	11
Accounts receivable for amounts billed for services provided to Enable	2	2

CERC’s continuing involvement with Enable subsequent to the Internal Spin is limited to its natural gas purchases from Enable.

Summarized consolidated income (loss) information for Enable is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Operating revenues	$2,960	$3,431	$2,803
Cost of sales, excluding depreciation and amortization	1,279	1,819	1,381
Depreciation and amortization	433	398	366
Operating income	569	648	528
Goodwill impairment	86	—	—
Net income attributable to Enable common units	360	485	400
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$193	$262	$216
Basis difference amortization (1)	47	47	49
Loss on dilution, net of proportional basis difference recognition	(11)	(2)	—
CenterPoint Energy’s equity in earnings, net	$229	$307	$265

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048.

Summarized consolidated balance sheet information for Enable is as follows:

	December 31,
	2019	2018
	(in millions)
Current assets	$389	$449
Non-current assets	11,877	11,995
Current liabilities	780	1,615
Non-current liabilities	4,077	3,211
Non-controlling interest	37	38
Preferred equity	362	362
Accumulated other comprehensive loss	(3)	—
Enable partners’ equity	7,013	7,218
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,767	$3,896
CenterPoint Energy’s basis difference	(1,361)	(1,414)
CenterPoint Energy’s equity method investment in Enable	$2,406	$2,482

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

	Year Ended December 31,
	2018	2017
	(in millions)
Equity in earnings of unconsolidated affiliate, net	$184	$265
Income tax expense	46	104
Income from discontinued operations, net of tax	$138	$161

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

	Shares Held at December 31,
	2019	2018
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,912

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of December 31, 2019. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	December 31,
	2019	2018
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of December 31, 2019, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $75 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS. As of December 31, 2019, the market value of such shares was approximately $822 million, which would provide an exchange amount of $944 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

	ZENS-Related Securities	Debt Component of ZENS	Derivative Component of ZENS
	(in millions)
Balance as of December 31, 2016	$953	$114	$717
Accretion of debt component of ZENS	—	27	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(2)	—
Gain on indexed debt securities	—	—	(49)
Gain on ZENS-Related Securities	7	—	—
Balance as of December 31, 2017	960	122	668
Accretion of debt component of ZENS	—	21	—
2% interest paid	—	(17)	—
Sale of ZENS-Related Securities	(398)	—	—
Distribution to ZENS holders	—	(102)	(46)
Gain on indexed debt securities	—	—	(21)
Loss on ZENS-Related Securities	(22)	—	—
Balance as of December 31, 2018	540	24	601
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(5)	—
Loss on indexed debt securities	—	—	292
Gain on ZENS-Related Securities	282	—	—
Balance as of December 31, 2019	$822	$19	$893

(13) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared dividends on its Common Stock during 2019, 2018 and 2017 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
October 17, 2019	November 21, 2019	December 12, 2019	$0.2875	$144
July 31, 2019	August 15, 2019	September 12, 2019	0.2875	145
April 25, 2019	May 16, 2019	June 13, 2019	0.2875	144
Total 2019			$0.8625	$433

December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
October 23, 2018	November 15, 2018	December 13, 2018	0.2775	139
July 26, 2018	August 16, 2018	September 13, 2018	0.2775	120
April 26, 2018	May 17, 2018	June 14, 2018	0.2775	120
Total 2018			$1.1200	$523

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 13, 2017	February 15, 2018	March 8, 2018	$0.2775	$120
October 25, 2017	November 16, 2017	December 8, 2017	0.2675	116
July 27, 2017	August 16, 2017	September 8, 2017	0.2675	115
April 27, 2017	May 16, 2017	June 9, 2017	0.2675	115
January 5, 2017	February 16, 2017	March 10, 2017	0.2675	115
Total 2017			$1.3475	$581

CenterPoint Energy declared dividends on its Series A Preferred Stock during 2019 and 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
July 31, 2019	August 15, 2019	September 3, 2019	$30.6250	$24
Total 2019			$30.6250	$24

December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
Total 2018			$32.1563	$26

CenterPoint Energy declared dividends on its Series B Preferred Stock during 2019 and 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
October 17, 2019	November 15, 2019	December 2, 2019	$17.5000	$17
July 31, 2019	August 15, 2019	September 3, 2019	17.5000	17
April 25, 2019	May 15, 2019	June 3, 2019	17.5000	17
Total 2019			$52.5000	$51

December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
October 23, 2018	November 15, 2018	December 1, 2018	11.6667	11
Total 2018			$29.1667	$28

There were no Series A Preferred Stock or Series B Preferred Stock outstanding or dividends declared in 2017.

Dividend Requirement on Preferred Stock

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Series A Preferred Stock	$49	$18	$—
Series B Preferred Stock	68	17	—
Total preferred stock dividend requirement	$117	$35	$—

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

Undistributed Retained Earnings

As of December 31, 2019 and 2018, CenterPoint Energy’s consolidated retained earnings balance includes undistributed earnings from Enable of $-0- and $31 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Year Ended December 31,
	2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(108)	$(14)	$5	$(68)	$—	$6
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	7	—	7	(19)	—	1
Deferred loss from interest rate derivatives (1)	(3)	(1)	—	(19)	(18)	(1)
Reclassified to earnings	1	—	—	—	—	—
Other comprehensive loss from unconsolidated affiliates	(1)	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	—	1	—	1
Actuarial losses (2)	8	—	—	6	—	—
Tax benefit (expense)	(3)	—	(2)	6	4	(1)
Net current period other comprehensive income (loss)	10	(1)	5	(25)	(14)	—
Adoption of ASU 2018-02	—	—	—	(15)	—	(1)
Ending Balance	$(98)	$(15)	$10	$(108)	$(14)	$5

(1)
Gains and losses are reclassified from Accumulated other comprehensive income into income when the hedged transactions affect earnings. The reclassification amounts are included in Interest and other finance charges in each of the Registrant’s respective Statements of Consolidated Income. Amounts are $1 million and less than $1 million for the years ended December 31, 2019 and 2018, respectively.

(2)	Amounts are included in the computation of net periodic cost and are reflected in Other, net in each of the Registrants’ respective Statements of Consolidated Income.

(14) Short-term Borrowings and Long-term Debt

	December 31, 2019		December 31, 2018
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
CenterPoint Energy:
ZENS due 2029 (2)	$—	$19	$—	$24
Senior notes 2.50% to 7.08% due 2020 to 2049 (3)	3,728	100	2,000	—
Variable rate term loans 2.275% to 2.56% due 2020 to 2021	1,000	500	—	—
First mortgage bonds 2.19% to 6.72% due 2022 to 2055 (4)	293	—	—	—
Pollution control bonds 5.125% due 2028 (5)	68	—	68	—
Commercial paper (6) (7)	1,901	—	—	—
Unamortized debt issuance costs	(22)	—	(13)	—
Unamortized discount and premium, net	(7)	—	(2)	—
Houston Electric debt (see details below)	4,719	231	4,258	458
CERC debt (see details below)	2,546	—	2,371	—
Other debt	18	18	—	—
Total CenterPoint Energy debt	$14,244	$868	$8,682	$482

	December 31, 2019		December 31, 2018
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
Houston Electric:
First mortgage bonds 9.15% due 2021	$102	$—	$102	$—
General mortgage bonds 1.85% to 6.95% due 2021 to 2049	3,912	—	3,212	—
Restoration Bond Company:
System restoration bonds 4.243% due 2022	134	62	197	59
Bond Company II:
Transition bonds 5.302% due 2019	—	—	—	208
Bond Company III:
Transition bonds 5.234% due 2020	—	29	29	56
Bond Company IV:
Transition bonds 2.161% to 3.028% due 2020 to 2024	613	140	753	135
Unamortized debt issuance costs	(27)	—	(24)	—
Unamortized discount and premium, net	(15)	—	(11)	—
Total Houston Electric debt	$4,719	$231	$4,258	$458

	December 31, 2019		December 31, 2018
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
CERC (8):
Senior notes 3.55% to 6.625% due 2021 to 2047	$2,193	$—	$2,193	$—
Commercial paper (6)	377	—	210	—
Unamortized debt issuance costs	(13)	—	(15)	—
Unamortized discount and premium, net	(11)	—	(17)	—
Total CERC debt	$2,546	$—	$2,371	$—

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)
CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 12(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)
Includes $532 million of senior notes issued by VUHI and $96 million of senior notes issued by Indiana Gas. The senior notes have stated interest rates that range from 3.72% to 7.08%. The senior notes issued by VUHI are guaranteed by SIGECO, Indiana Gas and VEDO. In connection with the Merger, two of CenterPoint Energy’s acquired wholly-owned subsidiaries, VUHI and VCC, made offers to prepay certain outstanding guaranteed senior notes as required pursuant to certain note purchase agreements previously entered into by VUHI and VCC. In turn, VUHI and VCC borrowed $568 million and $191 million, respectively, from CenterPoint Energy to fund note redemptions of senior notes effected pursuant to these prepayment offers. To fund these prepayments and payments of approximately $5 million of accrued interest, CenterPoint Energy issued approximately $764 million of commercial paper.

(4)	The first mortgage bonds issued by SIGECO subject SIGECO’s properties to a lien under the related mortgage indenture.

(5)
$68 million and $68 million of these series of debt were secured by general mortgage bonds of Houston Electric as of December 31, 2019 and 2018, respectively. These general mortgage bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(6)	Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(7)	Commercial paper issued by VUHI has maturities up to 30 days.

(8)	Issued by CERC Corp.

Long-term Debt

Debt Retirements. During the year ended December 31, 2019, CenterPoint Energy retired the following debt instruments:

	Retirement Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
			(in millions)
CenterPoint Energy	December 2019	Guaranteed senior notes	$3	3.33%	2022
CenterPoint Energy	December 2019	Guaranteed senior notes	6	4.53%	2025

In December 2019, VCC redeemed the aggregate principal amount of its guaranteed senior notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to but excluding the redemption date, plus the make-whole premium.  The make-whole premium associated with the two redemptions was approximately $1 million and was included in Other Income, net on CenterPoint Energy’s Statements of Consolidated Income.

Debt Transactions. During the year ended December 31, 2019, the following debt instruments were issued or incurred:

	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate as of December 31, 2019	Maturity Date
			(in millions)
Houston Electric	January 2019	General mortgage bonds	$700	4.25%	2049
CenterPoint Energy (1)	February 2019	Variable rate term loan	25	2.275%	2020
CenterPoint Energy	May 2019	Variable rate term loan	1,000	2.56%	2021
CenterPoint Energy	August 2019	Unsecured senior notes	500	2.50%	2024
CenterPoint Energy	August 2019	Unsecured senior notes	400	2.95%	2030
CenterPoint Energy	August 2019	Unsecured senior notes	300	3.70%	2049

(1)	Draw down by VCC on its variable rate term loan.

Securitization Bonds. As of December 31, 2019, CenterPoint Energy and Houston Electric had special purpose subsidiaries consisting of the Bond Companies, which they consolidate. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These Securitization Bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. CenterPoint Energy and Houston Electric have no payment obligations in respect of the Securitization Bonds other than to remit the applicable transition or system restoration charges they collect as set forth in servicing agreements among Houston Electric, the Bond Companies and other parties. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or Houston Electric have no recourse to any assets or revenues of the Bond Companies (including the transition and system restoration charges), and the holders of Securitization Bonds have no recourse to the assets or revenues of CenterPoint Energy or Houston Electric.

Credit Facilities. The Registrants had the following revolving credit facilities as of December 31, 2019:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of December 31, 2019 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	1.500%	65%	(3)	59.0%	March 3, 2022
July 14, 2017	CenterPoint Energy (4)	400	1.125%	65%		51.6%	July 14, 2022
July 14, 2017	CenterPoint Energy (5)	200	1.250%	65%		58.0%	July 14, 2022
March 3, 2016	Houston Electric	300	1.125%	65%	(3)	50.2%	March 3, 2022
March 3, 2016	CERC	900	1.250%	65%		46.4%	March 3, 2022
	Total	$5,100

(1)	Based on credit ratings as of December 31, 2019.

(2)	As defined in the revolving credit facility agreement, excluding Securitization Bonds.

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

(5)	This credit facility was issued by VCC, is guaranteed by Vectren and includes a $40 million swing line sublimit and an$80 million letter of credit sublimit.

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of December 31, 2019.

As of December 31, 2019 and 2018, the Registrants had the following revolving credit facilities and utilization of such facilities:

	December 31, 2019				December 31, 2018
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$6	$1,633	1.95%	$—	$6	$—	—%
CenterPoint Energy (2)	—	—	268	2.08%	—	—	—	—%
CenterPoint Energy (3)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	4	—	—%
CERC	—	1	377	1.94%	—	1	210	2.93%
Total	$—	$7	$2,278		$—	$11	$210

(1)	CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.

(2)	This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(3)	This credit facility was issued by VCC and is guaranteed by Vectren.

In January 2019, CenterPoint Energy issued the following commercial paper in connection with the closing of the Merger:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Weighted Average Interest Rate
			(in millions)
CenterPoint Energy (1) (2)	January 2019	Commercial paper	$1,660	2.88%

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

Maturities.  As of December 31, 2019, maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation, are as follows:

	CenterPoint Energy (1)	Houston Electric (1)	CERC	Securitization Bonds
	(in millions)
2020	$831	$231	$—	$231
2021	2,761	613	593	211
2022	3,302	519	376	219
2023	713	356	300	156
2024	1,184	162	—	162

(1)	These maturities include Securitization Bonds principal repayments on scheduled payment dates.

Liens.  As of December 31, 2019, Houston Electric’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2019, 2018 and 2017 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2020 is approximately $295 million, and the sinking fund requirement to be satisfied in 2020 is approximately $1.6 million. CenterPoint Energy expects Houston Electric to meet these 2020 obligations by certification of property additions.

As of December 31, 2019, Houston Electric’s assets were also subject to liens securing approximately $4.0 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $3.7 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2019. Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Other. As of December 31, 2019, certain financial institutions agreed to issue, from time to time, up to $50 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2020. As of December 31, 2019, such financial institutions had issued $21 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(15) Income Taxes

The components of the Registrant’ income tax expense (benefit) were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
CenterPoint Energy
Current income tax expense:
Federal	$48	$89	$32
State	21	9	9
Total current expense	69	98	41
Deferred income tax expense (benefit):
Federal	74	(25)	(806)
State	(5)	73	36
Total deferred expense (benefit)	69	48	(770)
Total income tax expense (benefit)	$138	$146	$(729)
Houston Electric
Current income tax expense:
Federal	$84	$109	$70
State	20	18	19
Total current expense	104	127	89
Deferred income tax benefit:
Federal	(24)	(38)	(98)
Total deferred benefit	(24)	(38)	(98)
Total income tax expense (benefit)	$80	$89	$(9)
CERC - Continuing Operations
Current income tax expense (benefit):
Federal	$—	$(9)	$(31)
State	7	—	(10)
Total current expense (benefit)	7	(9)	(41)
Deferred income tax expense (benefit):
Federal	39	10	(249)
State	(32)	21	25
Total deferred expense (benefit)	7	31	(224)
Total income tax expense (benefit)	$14	$22	$(265)
CERC - Discontinued Operations
Current income tax expense (benefit):
Federal	$—	$9	$31
State	—	4	11
Total current expense (benefit)	—	13	42
Deferred income tax expense:
Federal	—	29	56
State	—	4	6
Total deferred expense	—	33	62
Total income tax expense	$—	$46	$104

A reconciliation of income tax expense (benefit) using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
CenterPoint Energy (1) (2) (3)
Income before income taxes	$929	$514	$1,063
Federal statutory income tax rate	21%	21%	35%
Expected federal income tax expense	195	108	372
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	36	22	26
State valuation allowance, net of federal income tax	(4)	11	3
State law change, net of federal income tax	(21)	32	—
Federal income tax rate reduction	—	—	(1,113)
Excess deferred income tax amortization	(55)	(24)	—
Other, net	(13)	(3)	(17)
Total	(57)	38	(1,101)
Total income tax expense (benefit)	$138	$146	$(729)
Effective tax rate	15%	28%	(69)%
Houston Electric (4) (5) (6)
Income before income taxes	$436	$425	$424
Federal statutory income tax rate	21%	21%	35%
Expected federal income tax expense	92	89	148
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	16	14	12
Federal income tax rate reduction	—	—	(158)
Excess deferred income tax amortization	(21)	(9)	—
Other, net	(7)	(5)	(11)
Total	(12)	—	(157)
Total income tax expense (benefit)	$80	$89	$(9)
Effective tax rate	18%	21%	(2)%
CERC - Continuing Operations (7) (8) (9)
Income before income taxes	$226	$92	$319
Federal statutory income tax rate	21%	21%	35%
Expected federal income tax expense	47	19	112
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	(12)	5	6
State law change, net of federal income tax	(4)	—	—
State valuation allowance, net of federal income tax	(4)	11	3
Federal income tax rate reduction	—	—	(396)
Goodwill impairment	8	—	—
Excess deferred income tax amortization	(18)	(15)	—
Tax basis balance sheet adjustment	—	—	11
Other, net	(3)	2	(1)
Total	(33)	3	(377)
Total income tax expense (benefit)	$14	$22	$(265)
Effective tax rate	6%	24%	(83)%

	Year Ended December 31,
	2019	2018	2017
	(in millions)
CERC - Discontinued Operations (9)
Income before income taxes	$—	$184	$265
Federal statutory income tax rate	—%	21%	35%
Expected federal income tax expense	—	39	93
Increase in tax expense resulting from:
State income tax expense, net of federal income tax	—	7	11
Total	—	7	11
Total income tax expense	$—	$46	$104
Effective tax rate	—%	25%	39%

(1)
Recognized a $55 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $21 million net benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, and $4 million net benefit for the reduction in valuation allowances on certain state net operating losses that are now expected to be realized.

(2)
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

(3)
Recognized a $1.1 billion deferred tax benefit from the remeasurement of CenterPoint Energy’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%.

(4)	Recognized $21 million of amortization of the net regulatory EDIT liability as decreed by regulators.

(5)	Recognized $9 million of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions beginning in 2018.

(6)
Recognized a $158 million deferred tax benefit from the remeasurement of Houston Electric’s ADFIT liability as a result of the enactment of the TCJA on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%.

(7)
Recognized $18 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, $4 million net benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions and $4 million net benefit for the reduction in valuation allowances on certain state net operating losses that are now expected to be realized.

(8)
Recorded an additional $11 million valuation allowance on certain state net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. This item is partially offset by $15 million of amortization of the net regulatory EDIT liability in certain jurisdictions as decreed by regulators beginning in 2018.

(9)
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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(in millions)
CenterPoint Energy
Deferred tax assets:
Benefits and compensation	$152	$160
Regulatory liabilities	447	356
Loss and credit carryforwards	111	84
Asset retirement obligations	89	62
Indexed debt securities derivative	34	—
Other	40	29
Valuation allowance	(25)	(18)
Total deferred tax assets	848	673
Deferred tax liabilities:
Property, plant and equipment	2,656	1,894
Investment in unconsolidated affiliates	1,010	987
Regulatory assets	344	395
Investment in marketable securities and indexed debt	586	478
Indexed debt securities derivative	—	27
Other	180	131
Total deferred tax liabilities	4,776	3,912
Net deferred tax liabilities	$3,928	$3,239
Houston Electric
Deferred tax assets:
Regulatory liabilities	$195	$205
Benefits and compensation	14	17
Asset retirement obligations	9	7
Other	7	12
Total deferred tax assets	225	241
Deferred tax liabilities:
Property, plant and equipment	1,129	1,087
Regulatory assets	126	177
Total deferred tax liabilities	1,255	1,264
Net deferred tax liabilities	$1,030	$1,023
CERC - Continuing Operations
Deferred tax assets:
Benefits and compensation	$24	$27
Regulatory liabilities	144	150
Loss and credit carryforwards	183	259
Asset retirement obligations	80	54
Other	23	20
Valuation allowance	(15)	(18)
Total deferred tax assets	439	492
Deferred tax liabilities:
Property, plant and equipment	821	773
Regulatory assets	45	41
Other	43	84
Total deferred tax liabilities	909	898
Net deferred tax liabilities	$470	$406

Merger with Vectren. On Merger Date, pursuant to the Merger Agreement, CenterPoint Energy consummated the Merger and acquired Vectren for approximately $6 billion in cash. On the Merger Date, Vectren became a wholly-owned subsidiary of CenterPoint Energy which triggered an ownership change under Section 382 of the Code. Under this Code section, future utilization of acquired net operating loss carry forwards and other tax attributes can be limited. On the Merger Date, Vectren estimated $177 million and $60 million of federal net operating loss and of charitable contribution carryforwards, respectively, the utilization of which is not expected to be limited under Section 382.

Tax Attribute Carryforwards and Valuation Allowance.  CenterPoint Energy has no federal net operating loss carryforwards as of December 31, 2019. Also, CenterPoint Energy has $26 million of federal charitable contribution carryforwards, which have a five-year carryover period. As of December 31, 2019, CenterPoint Energy had $699 million of state net operating loss carryforwards that expire between 2020 and 2039 and $21 million of state tax credits that do not expire. CenterPoint Energy reported a valuation allowance of $25 million because it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized.

CERC has $618 million of federal net operating loss carryforwards which have an indefinite carryforward period. CERC has $691 million of state net operating loss carryforwards which expire between 2020 and 2039 and $17 million of state tax credits which do not expire. CERC reported a valuation allowance of $15 million since it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized.

A reconciliation of CenterPoint Energy’s beginning and ending balance of unrecognized tax benefits, excluding interest and penalties, for 2019 is as follows:

Year Ended December 31, 2019
(in millions)
Balance, beginning of year	$—
Unrecognized tax benefits assumed through the Merger	9
Decreases related to tax positions of prior years	(1)
Balance, end of year	$8

CenterPoint Energy had no unrecognized tax benefits for 2018 and 2017.

During the year ended December 31, 2019, CenterPoint Energy acquired $9 million of unrecognized tax benefits in connection with the Merger. Included in the balance of uncertain tax positions as of December 31, 2019 are $3 million of tax benefits that, if recognized, would affect the effective tax rate. The above table does not include an immaterial amount of accrued interest as of December 31, 2019. The Registrants recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Registrants believe that it is reasonably possible that a decrease of up to $5 million in unrecognized tax benefits may occur by the end of 2020 as a result of a lapse of statutes on older exposures and/or the filing of applications for accounting method changes. CenterPoint Energy’s net unrecognized tax benefits, including penalties and interest, were $9 million as of December 31, 2019 and are included in other non-current liabilities in the Consolidated Financial Statements.

Tax Audits and Settlements. Tax years through 2017 have been audited and settled with the IRS for CenterPoint Energy. For the 2018 and 2019 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Legacy Vectren is not currently under audit with the IRS, and the 2017-2019 tax years are still open.

(16) Commitments and Contingencies

(a) Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas Distribution and Energy Services reportable segments and CenterPoint Energy’s Indiana Electric Integrated reportable segment. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets as of December 31, 2019 and 2018. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of December 31, 2019, minimum purchase obligations are approximately:

	CenterPoint Energy	CERC
	(in millions)
2020	$750	$533
2021	617	432
2022	418	242
2023	335	182
2024	271	174
2025 and beyond	1,888	1,526

Indiana Electric also has other purchased power agreements that do not have minimum thresholds but do require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

(b) AMAs (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s NGD has AMAs associated with their utility distribution service in Arkansas, Indiana, Louisiana, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2023. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s NGD either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s NGD and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s NGD agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s NGD and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s NGD. CenterPoint Energy’s and CERC’s NGD may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s NGD has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs.

(c) Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, ESG enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to ESG’s role as a general contractor in the performance contracting industry, as of December 31, 2019, there were 62 open surety bonds supporting future performance with an aggregate face amount of approximately $565 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of December 31, 2019, approximately 36% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of December 31, 2019 and no amounts were recorded on CenterPoint Energy’s Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of December 31, 2019, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $499 million as of December 31, 2019. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(d) Guarantees and Product Warranties (CenterPoint Energy and CERC)

In the normal course of business, CES trades natural gas under supply contracts and enters into natural gas related transactions under transportation, storage and other contracts. In connection with these CES business activities, CERC Corp. has issued guarantees to CES counterparties to guarantee the payment of CES obligations. While CES remains wholly-owned by CERC Corp., these guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of CES’s obligations to allow CES to conduct business without posting other forms of assurance. As of December 31, 2019, the face amount of CERC Corp.’s guarantees of CES obligations was approximately $1.8 billion.

A CERC Corp. guarantee primarily has a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Since CERC Corp. has owned CES, CERC Corp. has not paid any amounts under any guarantees of CES obligations. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy and CERC consider the likelihood of a material amount being incurred as remote.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. Under the terms of the Equity Purchase Agreement, Athena Energy Services must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after closing of the sale. Additionally, to the extent that CERC Corp. retains any exposure relating to the guarantees of CES obligations 90 days after closing, Athena Energy Services will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months.

CenterPoint Energy and CERC recorded no amounts on their respective Consolidated Balance Sheets as of December 31, 2019 and 2018 related to these guarantees.

(e) Legal, Environmental and Other Matters

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

Minnehaha Academy (CenterPoint Energy and CERC). On August 2, 2017, a natural gas explosion occurred at the Minnehaha Academy in Minneapolis, Minnesota, resulting in the deaths of two school employees, serious injuries to others and significant property damage to the school. CenterPoint Energy, certain of its subsidiaries, including CERC, and the contractor company working in the school have been named in litigation arising out of this incident. CenterPoint Energy and CERC have reached confidential settlement agreements on all wrongful death and property damage claims and with some personal injury claimants. Additionally, CenterPoint Energy and CERC cooperated with the investigation conducted by the National Transportation Safety Board, which concluded its investigation in December 2019 and issued a report without making any recommendations. Further, CenterPoint Energy and CERC contested and reached a settlement regarding approximately $200,000 in fines imposed by the Minnesota Office of Pipeline Safety.  In early 2018, the Minnesota Occupational Safety and Health Administration concluded its investigation without any adverse findings against CenterPoint Energy or CERC. CenterPoint Energy’s and CERC’s general and excess liability insurance policies provide coverage for third party bodily injury and property damage claims.
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

	December 31, 2019
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$12	$7
Minimum estimated remediation costs	7	4
Maximum estimated remediation costs	51	32
Minimum years of remediation	5	30
Maximum years of remediation	50	50

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

Indiana Electric continues to refine site specific estimates of closure costs. In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds. In March 2019, Indiana Electric entered into agreements with third parties for the excavation and beneficial reuse of the ash at the A.B. Brown ash pond. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of the ponded ash. On November 4, 2019, the EPA released a pre-publication copy of proposed revisions to the CCR Rule. CenterPoint Energy will evaluate the proposals to determine potential impacts to current compliance plans for its A.B. Brown and F.B. Culley generating stations.

As of December 31, 2019, CenterPoint Energy has recorded an approximate $68 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

Other Environmental. From time to time, the Registrants identify the presence of environmental contaminants during operations or on property where predecessors have conducted operations. Other such sites involving contaminants may be identified in the future. The Registrants have and expect to continue to remediate any identified sites consistent with state and federal legal obligations. From time to time, the Registrants have received notices, and may receive notices in the future, from regulatory authorities or others regarding status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Registrants have been, or may be, named from time to time as defendants in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, the Registrants do not expect these matters, either individually or in the aggregate, to have a material adverse effect on their financial condition, results of operations or cash flows.

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

	For the Year Ended December 31,
	2019	2018	2017
	(in millions, except per share and share amounts)
Numerator:
Income available to common shareholders - basic (1)	$674	$333	$1,792
Add back: Series B Preferred Stock dividend (2)	—	—	—
Income available to common shareholders - diluted (1)	$674	$333	$1,792

Denominator:
Weighted average common shares outstanding - basic	502,050,000	448,829,000	430,964,000
Plus: Incremental shares from assumed conversions:
Restricted stock (3)	3,107,000	3,636,000	3,344,000
Series B Preferred Stock (2)	—	—	—
Weighted average common shares outstanding - diluted	505,157,000	452,465,000	434,308,000

Earnings per common share:
Basic earnings per common share	$1.34	$0.74	$4.16
Diluted earnings per common share	$1.33	$0.74	$4.13

(1)
Income available to common shareholders for the year ended December 31, 2019 includes net income from businesses acquired in the Merger of $190 million. See Note 4. Income available to common shareholders for the year ended December 31, 2017 includes a reduction in income tax expense of $1,113 million due to tax reform. See Note 15 for further discussion of the impacts of the TCJA.

(2)
The potentially dilutive impact from Series B Preferred Stock applies the if-converted method in calculating diluted earnings per common share. Under this method, diluted earnings per common share is adjusted for the more dilutive effect of the Series B Preferred Stock as a result of either its accumulated dividend for the period in the numerator or the assumed-converted common share equivalent in the denominator. The computation of diluted earnings per common share outstanding for the year ended December 31, 2019 and December 31, 2018 excludes Series B Stock Dividends of $68 million and $17 million, respectively, and 34,354,000 and 8,885,000 potentially dilutive shares, respectively, because to include them would be anti-dilutive. However, these shares could be potentially dilutive in the future.

(3)
The potentially dilutive impact from restricted stock awards applies the treasury stock method. Under this method, an increase in the average fair market value of Common Stock can result in a greater dilutive impact from these securities.

(18) Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
CenterPoint Energy
Revenues	$3,531	$2,798	$2,742	$3,230
Operating income	245	287	392	302
Income available to common shareholders	140	165	241	128
Basic earnings per common share (1)	0.28	0.33	0.48	0.25
Diluted earnings per common share (1)	0.28	0.33	0.47	0.25
Houston Electric
Revenues	686	765	859	680
Operating income	81	169	269	99
Net income	27	100	185	44
CERC
Revenues	2,368	1,342	1,126	1,734
Operating income	196	58	23	73
Net income (loss)	138	28	(7)	53

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
CenterPoint Energy
Revenues	$3,155	$2,186	$2,212	$3,036
Operating income	251	187	226	167
Income (loss) available to common shareholders	165	(75)	153	90
Basic earnings (loss) per common share (1)	0.38	(0.17)	0.35	0.18
Diluted earnings (loss) per common share (1)	0.38	(0.17)	0.35	0.18
Houston Electric
Revenues	755	854	897	728
Operating income	119	181	227	98
Net income	52	101	143	40
CERC (2)
Revenues	2,400	1,328	1,312	2,303
Operating income (loss)	131	22	(7)	76
Income (loss) from continuing operations	78	(8)	(35)	35
Income (loss) from discontinued operations	52	44	44	(2)
Net income	130	36	9	33

(1)
Quarterly earnings (loss) per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings (loss) per common share.

(2)	Amounts have been recast to reflect discontinued operations in all periods presented.

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

As of December 31, 2019, reportable segments by Registrant are as follows:

Registrants	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Energy Services	Infrastructure Services	Midstream Investments	Corporate and Other
CenterPoint Energy	X	X	X	X	X	X	X
Houston Electric	X
CERC			X	X			X

•	CenterPoint Energy’s and Houston Electric’s Houston Electric T&D reportable segment consists of electric transmission and distribution services in the Texas Gulf Coast area.

•
CenterPoint Energy’s Indiana Electric Integrated reportable segment consists of electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

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

•	CenterPoint Energy’s and CERC’s Energy Services reportable segment consists of non-rate regulated natural gas sales and services operations.

•	CenterPoint Energy’s Infrastructure Services reportable segment consists of underground pipeline construction and repair services.

•	CenterPoint Energy’s Midstream Investments reportable segment consists of the equity investment in Enable (excluding the Enable Series A Preferred Units).

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

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Purchase Agreement to sell its Infrastructure Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23 to the consolidated financial statements.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. The transaction is expected to close in the second quarter of 2020. For further information, see Notes 6 and 23.

Expenditures for long-lived assets include property, plant and equipment. Intersegment sales are eliminated in consolidation, except as described in Note 2(b).

Financial data for reportable segments and products and services are as follows:

CenterPoint Energy

	Revenues from External Customers		Net Intersegment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets		Expenditures for Long-Lived Assets
	(in millions)
As of and for the year ended December 31, 2019:
Houston Electric T&D	$2,996	(1)	$—	$648	$624	$11,264		$1,033
Indiana Electric Integrated	523		—	91	90	3,168		183
Natural Gas Distribution	3,643		40	417	408	13,903		1,098
Energy Services	3,653		129	16	32	1,301		12
Infrastructure Services	1,186	(2)	4	50	95	1,077		67
Midstream Investments (3)	—		—	—	—	2,473		—
Corporate and Other	300		—	65	(23)	4,784	(4)	194
Eliminations	—		(173)	—	—	(2,531)		—
Consolidated	$12,301		$—	$1,287	$1,226	$35,439		$2,587
Reconciling items								(81)
Capital expenditures per Statements of Consolidated Cash Flows								$2,506

As of and for the year ended December 31, 2018:
Houston Electric T&D	$3,232	(1)	$—	$917	$623	$10,509		$952
Natural Gas Distribution	2,931		36	277	266	6,956		638
Energy Services	4,411		110	16	(47)	1,558		20
Midstream Investments (3)	—		—	—	—	2,482		—
Corporate and Other	15		—	33	(11)	6,156	(4)	110
Eliminations	—		(146)	—	—	(652)		—
Consolidated	$10,589		$—	$1,243	$831	$27,009		$1,720
Reconciling items								(69)
Capital expenditures per Statements of Consolidated Cash Flows								$1,651

As of and for the year ended December 31, 2017:
Houston Electric T&D	$2,997	(1)	$—	$724	$636	$10,292		$924
Natural Gas Distribution	2,606		33	260	348	6,608		523
Energy Services	3,997		52	19	126	1,521		11
Midstream Investments (3)	—		—	—	—	2,472		—
Corporate and Other	14		—	33	26	2,497	(4)	36
Eliminations	—		(85)	—	—	(654)		—
Consolidated	$9,614		$—	$1,036	$1,136	$22,736		$1,494
Reconciling items								(68)
Capital expenditures per Statements of Consolidated Cash Flows								$1,426

(1)	CenterPoint Energy’s Houston Electric T&D’s revenues from major customers are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Affiliates of NRG	$727	$705	$713
Affiliates of Vistra Energy Corp.	263	251	229

(2)
Includes revenues not eliminated in consolidation for pipeline construction and repair services of $162 million capitalized by CenterPoint Energy’s NGD for the 11 months ended December 31, 2019. See Note 2(b).

(3)	CenterPoint Energy’s Midstream Investments’ equity earnings, net are as follows:

	Year Ended December 31,
	2019	2018	2016
	(in millions)
Enable	$229	$307	$265

(4)
Total assets included pension and other postemployment-related regulatory assets of $584 million, $665 million and $600 million as of December 31, 2019, 2018 and 2017, respectively. Additionally, total assets as of December 31, 2018 included $3.9 billion of temporary investments included in Cash and cash equivalents on CenterPoint Energy’s Consolidated Balance Sheets.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(1)	Houston Electric’s revenues from major external customers are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Affiliates of NRG	$727	$705	$713
Affiliates of Vistra Energy Corp.	263	251	229

CERC

	Revenues from External Customers	Net Intersegment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets (1)	Expenditures for Long-Lived Assets
	(in millions)
As of and for the year ended December 31, 2019:
Natural Gas Distribution	$2,911	$40	$289	$316	$7,497	$773
Energy Services	3,654	128	16	32	1,301	12
Other Operations	5	—	—	2	149	—
Eliminations	—	(168)	—	—	(508)	—
Consolidated	$6,570	$—	$305	$350	$8,439	$785
Reconciling items						(9)
Capital expenditures per Statements of Consolidated Cash Flows						$776
As of and for the year ended December 31, 2018:
Natural Gas Distribution	$2,931	$36	$277	$266	$6,956	$638
Energy Services	4,411	110	16	(47)	1,558	20
Other Operations	1	—	—	3	66	—
Eliminations	—	(146)	—	—	(366)	—
Consolidated	$7,343	$—	$293	$222	$8,214	$658
Reconciling items						(25)
Capital expenditures per Statements of Consolidated Cash Flows						$633

	Revenues from External Customers	Net Intersegment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets (1)		Expenditures for Long-Lived Assets
	(in millions)
As of and for the year ended December 31, 2017:
Natural Gas Distribution	$2,606	$33	$260	$348	$6,608		$523
Energy Services	3,997	52	19	126	1,521		11
Discontinued operations	—	—	—	—	2,472	(1)	—
Other Operations	—	—	—	(7)	70		—
Eliminations	—	(85)	—	—	(559)		—
Consolidated	$6,603	$—	$279	$467	$10,112		$534
Reconciling items							(21)
Capital expenditures per Statements of Consolidated Cash Flows							$513

(1)	On September 4, 2018, CERC completed the Internal Spin. For further information regarding the Internal Spin, see Note 11.

	Year Ended December 31,
	2019			2018			2017
Revenues by Products and Services:	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Electric delivery	$3,019	$2,990	$—	$3,232	$3,234	$—	$2,997	$2,998	$—
Retail electric sales	486	—	—	—	—	—	—	—	—
Wholesale electric sales	14	—	—	—	—	—	—	—	—
Retail gas sales	4,802	—	4,070	4,161	—	4,161	3,634	—	3,634
Wholesale gas sales	2,312	—	2,313	3,008	—	3,008	2,811	—	2,811
Gas transportation and processing	33	—	33	32	—	32	29	—	29
Infrastructure services	1,186	—	—	—	—	—	—	—	—
Energy products and services	449	—	154	156	—	142	143	—	129
Total	$12,301	$2,990	$6,570	$10,589	$3,234	$7,343	$9,614	$2,998	$6,603

(20) Supplemental Disclosure of Cash Flow Information

The tables below provide supplemental disclosure of cash flow information:

	2019			2018			2017
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$436	$229	$109	$363	$200	$105	$378	$205	$116
Income taxes (refunds), net	155	87	7	89	154	3	15	76	4
Non-cash transactions:
Accounts payable related to capital expenditures	236	117	86	201	124	80	144	104	56
Capital distribution associated with the Internal Spin (1)	—	—	28	—	—	1,473	—	—	—
ROU assets obtained in exchange for lease liabilities (2)	44	1	29	—	—	—	—	—	—

(1)	The capital distribution in 2019 associated with the Internal Spin is a result of the return to accrual for the periods of CERC’s ownership during 2018.

(2)	Includes the transition impact of adoption of ASU 2016-02 Leases as of January 1, 2019. The Registrants elected not to recast comparative periods in the year of adoption as permitted by the standard.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the amount reported in the Statements of Consolidated Cash Flows:

	December 31, 2019			December 31, 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1) (2)	$241	$216	$2	$4,231	$335	$14
Restricted cash included in Prepaid expenses and other current assets	30	19	—	46	34	11
Restricted cash included in Other	—	—	—	1	1	—
Total cash, cash equivalents and restricted cash shown in Statements of Consolidated Cash Flows	$271	$235	$2	$4,278	$370	$25

(1)
CenterPoint Energy’s Cash and cash equivalents as of December 31, 2018 included $3.9 billion of temporary investments resulting from the Merger financings. CenterPoint Energy recorded interest income of $22 million, $28 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively, in Other, net on CenterPoint Energy’s Statements of Consolidated Income. See Notes 13 and 14 for further details related to the Merger financings.

(2)
Houston Electric’s Cash and cash equivalents as of December 31, 2019 and 2018 included $216 million and $335 million, respectively, of cash related to the Bond Companies. Houston Electric recorded interest income of $9 million, $4 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively, in Other, net on Houston Electric’s Statement of Consolidated Income.

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

The table below summarizes money pool activity:

	December 31, 2019		December 31, 2018
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Money pool investments (borrowings) (1)	$481	$—	$(1)	$114
Weighted average interest rate	1.98%	1.98%	2.42%	2.42%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies in Houston Electric’s and CERC’s Consolidated Balance Sheets.

Houston Electric and CERC affiliate-related net interest income (expense) were as follows:

	Year Ended December 31,
	2019		2018		2017
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$18	$4	$1	$—	$2	$—

(1)	Interest income is included in Other, net and interest expense is included in Interest and other finance charges on Houston Electric’s and CERC’s respective Statements of Consolidated Income.

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

Infrastructure Services provides pipeline construction and repair services to CERC’s NGD. Additionally, CERC, through its subsidiary CES, sells natural gas to Indiana Electric for use in electric generation activities.

Amounts charged for these services are included primarily in Operation and maintenance expenses and amounts billed for natural gas sales are included in Non-utility revenues were as follows:

	Year Ended December 31,
	2019		2018		2017
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$177	$141	$190	$147	$188	$128
Net affiliate service charges (billings)	(8)	8	(17)	17	(9)	9
Pipeline construction and repair service charges (1)	—	4	—	—	—	—
Natural gas sales (2)	—	1	—	—	—	—

(1)	Represents charges from Infrastructure Services to CERC’s NGD for the period February 1, 2019 through December 31, 2019.

(2)	Represents sales to Indiana Electric from CES for the period February 1, 2019 through December 31, 2019.

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Year Ended December 31,
	2019		2018		2017
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$376	$120	$209	$360	$180	$601
Cash contribution from parent	590	129	200	960	—	38
Capital distribution to parent associated with the Internal Spin (1)	—	28	—	1,473	—	—

(1)	The capital distribution in 2019 associated with the Internal Spin is a result of the return to accrual for the periods of CERC’s ownership during 2018.

(22) Leases

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

The Registrants have lease agreements with lease and non-lease components and have elected the practical expedient to combine lease and non-lease components for certain classes of leases, such as office buildings. For classes of leases in which lease and non-lease components are not combined, consideration is allocated between components based on the stand-alone prices. Sublease income is not significant to the Registrants.

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

The Registrants’ lease agreements are primarily equipment and real property leases, including land and office facility leases. The Registrants’ lease terms may include options to extend or terminate a lease when it is reasonably certain that those options will be exercised. Operating lease payments exclude approximately $16 million of legally-binding undiscounted minimum lease payments for leases signed but not yet commenced. The Registrants have elected an accounting policy that exempts leases with terms of one year or less from the recognition requirements of ASC 842.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Statements of Consolidated Income, are as follows:

	Year Ended December 31, 2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$25	$—	$5
Short-term lease cost	75	23	—
Variable lease cost	1	—	1
Total lease cost	$101	$23	$6

The components of lease income were as follows:

	Year Ended December 31, 2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$4	$2	$1
Variable lease income	2	—	—
Total lease income	$6	$2	$1

Supplemental balance sheet information related to leases was as follows:

	December 31, 2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$63	$1	$24
Total leased assets	$63	$1	$24
Liabilities:
Current operating lease liability (2)	$21	$—	$4
Non-current operating lease liability (3)	42	1	20
Total leased liabilities	$63	$1	$24

Weighted-average remaining lease term (in years) - operating leases	5.1	5.2	7.7
Weighted-average discount rate - operating leases	3.42%	3.52%	3.67%

(1)	Reported within Other assets in the Registrants’ respective Consolidated Balance Sheets.

(2)	Reported within Current other liabilities in the Registrants’ respective Consolidated Balance Sheets.

(3)	Reported within Other liabilities in the Registrants’ respective Consolidated Balance Sheets.

As of December 31, 2019, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2020	$22	$1	$6
2021	16	—	4
2022	9	—	4
2023	7	—	3
2024	3	—	2
2025 and beyond	12	—	9
Total lease payments	69	1	28
Less: Interest	6	—	4
Present value of lease liabilities	$63	$1	$24

The following table sets forth information concerning the Registrants’ obligations under non-cancelable long-term operating leases as of December 31, 2018:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2019	$6	$1	$5
2020	6	—	5
2021	5	—	4
2022	4	—	4
2023	3	—	3
2024 and beyond	12	—	11
Total (1)	$36	$1	$32

(1)	The Merger was completed on February 1, 2019. As such, these amounts are exclusive of Vectren’s leases.

As of December 31, 2019, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2020	$3	$1	$1
2021	2	—	—
2022	2	—	—
2023	2	—	—
2024	2	—	—
2025 and beyond	10	—	—
Total lease payments to be received	$21	$1	$1

Other information related to leases is as follows. See Note 20 for information on ROU assets obtained in exchange for operating lease liabilities:

	Year Ended December 31, 2019
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$25	$1	$6

(23) Subsequent Events (CenterPoint Energy)

Proposed Divestiture of Infrastructure Services (CenterPoint Energy)

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment to PowerTeam Services. Subject to the terms and conditions of the Securities Purchase Agreement, PowerTeam Services has agreed to purchase all of the outstanding equity interests of VISCO for approximately $850 million, subject to customary adjustments set forth in the Securities Purchase Agreement, including adjustments based on VISCO’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. Per the Securities Purchase Agreement, VISCO will be converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing.  The sale will be considered an asset sale for tax purposes requiring the net deferred tax liabilities of approximately $123 million as of December 31, 2019 to be recognized; therefore, any deferred tax assets and liabilities within the reporting unit are not included in the carrying amount of the assets and liabilities that will be transferred to PowerTeam Services.

The completion of the sale is subject to customary closing conditions, including, among others (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and (ii) customary conditions regarding the accuracy of the representations and warranties and compliance by the parties in all material respects with their respective obligations under the Securities Purchase Agreement. The Securities Purchase Agreement also includes customary termination provisions, including if the closing of the sale has not occurred on or before June 3, 2020. The sale is not subject to a financing condition and is expected to close in the second quarter of 2020, subject to satisfaction of the foregoing conditions, among other things.

On February18, 2020, CenterPoint Energy received notice from the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Act in connection with the proposed sale of Infrastructure Services.

Proposed Divestiture of Energy Services (CenterPoint Energy and CERC)

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment, to Athena Energy Services. This transaction does not include CEIP and its assets. Subject to the terms and conditions of the Equity Purchase Agreement, Athena Energy Services has agreed to purchase all of the outstanding equity interests of CES for approximately $400 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on CES’s net working capital at closing, indebtedness and transaction expenses. Per the Equity Purchase Agreement, CES will be converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing. The sale will be considered an asset sale for tax purposes requiring the net deferred tax liabilities of approximately $25 million as of December 31, 2019 to be recognized; therefore, any deferred tax assets and liabilities within the reporting unit are not included in the carrying amount of the assets and liabilities that will be transferred to the buyer.

The completion of the sale is subject to customary closing conditions, including, among others (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and (ii) the conversion of CES to a Delaware limited liability company, (iii) the distribution of the equity interests in CenterPoint Energy Intrastate Pipelines, LLC held by CES to CERC Corp. or its affiliates and (iv) customary conditions regarding the accuracy of the representations and warranties and compliance by the parties in all material respects with their respective obligations under the Equity Purchase Agreement. The Equity Purchase Agreement includes customary termination provisions, including if the closing of the transaction has not occurred on or before June 24, 2020.The sale is not subject to a financing condition and is expected to close in the second quarter of 2020, subject to satisfaction of the foregoing conditions, among other things.

CenterPoint Energy Dividend Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	February 3, 2020	February 20, 2020	March 12, 2020	$0.2900
Series A Preferred Stock	February 3, 2020	February 14, 2020	March 2, 2020	30.6250
Series B Preferred Stock	February 3, 2020	February 14, 2020	March 2, 2020	17.5000

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution
					(in millions)
Enable common units	February 7, 2020	February 18, 2020	February 25, 2020	$0.3305	$77
Enable Series A Preferred Units	February 7, 2020	February 7, 2020	February 14, 2020	0.6250	9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of December 31, 2019 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

On the Merger Date, CenterPoint Energy completed the acquisition of Vectren. CenterPoint Energy evaluated the control environment and implemented CenterPoint Energy’s internal control structure over the acquired operations. With the exception of the implementation of the Vectren acquisition into CenterPoint Energy’s control structure, there has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Under the supervision and with the participation of the Registrants’ management, including their respective principal executive officers and principal financial officers, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management has concluded, in each case, that their internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, CenterPoint Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of CenterPoint Energy’s internal control over financial reporting as of December 31, 2019 which is set forth below. This report is not applicable to Houston Electric or CERC as they are not accelerated or large accelerated filers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas
Opinion on Internal Control over Financial Reporting
 We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.
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
February 27, 2020

Item 9B.	Other Information

Compensatory Arrangements of Certain Officers
Amendments to Forms of Award Agreements under Long-Term Incentive Plan

On February 18, 2020, the Compensation Committee (“Compensation Committee”) of the Board of Directors of CenterPoint Energy approved new forms of award agreements under CenterPoint Energy’s LTIP for performance awards and restricted stock unit awards.
Among other things, the newly approved forms of award agreements for officers and director-level employees provide that a “retirement eligible” (age 55 or greater with at least five years of service) participant, who meets the requirements for enhanced retirement as specified under the agreement will fully vest in the award, subject, in the case of performance awards, to the achievement of the relevant performance metrics. The requirements for enhanced retirement for employees who are not officers subject to Section 16 of the Exchange Act include having a sum of age and years of employment equal to 65 or greater, providing at least six months’ written notice of retirement, providing a transition plan, and retiring on or after the January 1 immediately following the grant (for restricted stock units) or the first anniversary of the beginning of the designated performance cycle (for performance awards). For officers subject to Section 16 of the Exchange Act, the requirements for enhanced retirement include having a sum of age and years of employment equal to 65 or greater, providing a transition plan, providing reasonable advanced written notice of retirement (as determined by the Compensation Committee), and retiring on or after the January 1 immediately following the grant (for restricted stock units) or the first anniversary of the beginning of the designated performance cycle (for performance awards). In addition, for officers subject to Section 16 of the Exchange Act, eligibility for enhanced retirement is subject to approval by the Compensation Committee.
The newly approved forms of award agreements also provide for pro-rata vesting upon the “sale of subsidiary,” defined as a change in the ownership of a subsidiary, or a substantial portion of the assets of a subsidiary, of CenterPoint Energy, Inc., if the participant is performing services for the subsidiary at the time and ceases employment with CenterPoint Energy upon and in connection with the sale. Amounts vested upon a sale of subsidiary are paid no later than the 70th day after the sale.
The description of the forms of award agreements, as amended, is qualified in its entirety by reference to the full text of the forms of performance award and restricted stock unit award agreements, as applicable, which are included as Exhibits 10(q)(2), 10(q)(5) and 10(q)(6) hereto and incorporated by reference herein.
Compensatory Arrangements of Certain Officers

As previously disclosed, on December 9, 2019, Tracy B. Bridge, Executive Vice President and President, Electric Division of CenterPoint Energy, provided notice of his intent to retire from CenterPoint Energy. On February 24, 2020, the Compensation Committee elected to pay Mr. Bridge pursuant to the enhanced retirement provisions under the applicable award agreements under CenterPoint Energy’s LTIP in connection with his retirement from CenterPoint Energy effective as of February 25, 2020, whereby his outstanding awards will fully vest, subject, in the case of performance awards, to the achievement of the relevant performance metrics.
On February 26, 2020, the Compensation Committee approved certain compensation arrangements for Milton Carroll, Executive Chairman of CenterPoint Energy, as a result of his increased responsibilities in connection with the previously disclosed resignation of CenterPoint Energy’s President and Chief Executive Officer. Specifically, his increased responsibilities include facilitating the identification, selection and transition of a new President and Chief Executive Officer of CenterPoint Energy. In addition to his base salary of $820,000, effective as of April 1, 2020, and long-term incentive compensation target of 325% of base salary, Mr. Carroll will receive (i) a fully-vested equity award with a value at grant equal to $1,500,000, to be granted upon the appointment of a new President and Chief Executive Officer of CenterPoint Energy, with one-third of the underlying shares to be paid upon the grant date, another one-third to be paid upon the first anniversary of the grant date, and the remaining one-third to be paid on the second anniversary of the grant date; provided, however, if Mr. Carroll earlier separates from CenterPoint Energy such that he is neither an employee nor director, any remaining unpaid shares under the award will be payable upon his separation, and (ii) a $500,000 bonus for services rendered in 2019 in connection with CenterPoint Energy’s strategic initiatives.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For CenterPoint Energy, the information called for by Item 10, to the extent not set forth in “Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2020 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 11.	Executive Compensation

For CenterPoint Energy, the information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2020 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For CenterPoint Energy, the information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2020 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For CenterPoint Energy, the information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2020 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K. See Note 11 for information related to CenterPoint Energy’s affiliate transactions.

For Houston Electric and CERC, the information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 14.	Principal Accounting Fees and Services

For CenterPoint Energy, the information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2020 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Aggregate fees billed to Houston Electric and CERC during the year ended December 31, 2019 and 2018 by their principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2019		2018
	Houston Electric	CERC	Houston Electric	CERC
Audit fees (1)	$884,400	$1,419,000	$859,950	$1,360,800
Audit-related fees (2)	371,500	130,500	529,000	121,000
Total audit and audit-related fees	1,255,900	1,549,500	1,388,950	1,481,800
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total fees	$1,255,900	$1,549,500	$1,388,950	$1,481,800

(1)
For 2019 and 2018, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2019 and 2018, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Houston Electric and CERC each are not required to have, and do not have, an audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing for CenterPoint Energy as Exhibit 99.1.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2019.

The following schedules are omitted by the Registrants because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 211, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

Item 16. Form 10-K Summary

None.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2019

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(a)	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (Texas Genco), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1	X
2(b)	—	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	X
2(c)(1)	—	Agreement and Plan of Merger among CERC, Houston Lighting and Power Company (“HL&P”), HI Merger, Inc. and NorAm Energy Corp. (“NorAm”) dated August 11, 1996	Houston Industries’ (“HI’s”) Form 8-K dated August 11, 1996	1-7629	2			X
2(c)(2)	—	Amendment to Agreement and Plan of Merger among CERC, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996	Registration Statement on Form S-4	333-11329	2(c)			X
2(d)	—	Agreement and Plan of Merger dated December 29, 2000 merging Reliant Resources Merger Sub, Inc. with and into Reliant Energy Services, Inc.	Registration Statement on Form S-3	333-54526	2			X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(e)	—	Master Formation Agreement dated March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC.	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X		X
2(f)	—	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	X
2(g)	—	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	X		X
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	X
3(b)	—	Articles of Conversion of Reliant Energy Incorporated	Houston Electric’s Form 8-K dated August 31, 2002	1-3187	3(a)		X
3(c)	—	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		X
3(d)	—	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			X
3(e)	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			X
3(f)	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			X
3(g)	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			X
3(h)	—	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	X
3(i)	—	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		X
3(j)	—	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			X
3(k)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3(l)	—	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	X
3(m)	—	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	X
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1	X
4(b)	—	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	X
4(c)	—	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3(l))	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	X
4(d)	—	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	X
4(e)	—	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4(d))	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	X
4(f)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3	X
4(g)(1)	—
Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto
			HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(g)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(g)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)	X	X
4(g)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(g)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)	X	X
4(g)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(g)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4	X	X
4(g)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(g)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4	X	X
4(g)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(g)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4	X	X
4(g)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(g)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4	X	X
4(g)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(g)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)	X	X
4(g)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(g)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)	X	X
4(h)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)	X	X
4(h)(2)	—	Second Supplemental Indenture to Exhibit 4(h)(1), dated as of October 10, 2002	Houston Electric’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)	X	X
4(h)(3)	—	Third Supplemental Indenture to Exhibit 4(h)(1), dated as of October 10, 2002	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)	X	X
4(h)(4)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(h)(5)	—	Ninth Supplemental Indenture to Exhibit 4(h)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)	X	X
4(h)(6)	—	Tenth Supplemental Indenture to Exhibit 4(h)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1	X	X
4(h)(7)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2	X	X
4(h)(8)	—	Eleventh Supplemental Indenture to Exhibit 4(h)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2	X	X
4(h)(9)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1	X	X
4(h)(10)	—	Twentieth Supplemental Indenture to Exhibit 4(h)(1), dated as of December 9, 2008	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2	X	X
4(h)(11)	—	Twenty-Second Supplemental Indenture to Exhibit 4(h)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)	X	X
4(h)(12)	—	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)	X	X
4(h)(13)	—	Twenty-Third Supplemental Indenture to Exhibit 4(h)(1) dated as of March 17, 2014	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10	X	X
4(h)(14)	—	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11	X	X
4(h)(15)	—	Twenty-Fourth Supplemental Indenture to Exhibit 4(h)(1) dated as of May 18, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.5	X	X
4(h)(16)	—	Officer’s Certificate, dated as of May 18, 2016, setting forth the form, terms and provisions of the Twenty-Fifth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.6	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(h)(17)	—	Twenty-Fifth Supplemental Indenture to Exhibit 4(h)(1) dated as of August 11, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5	X	X
4(h)(18)	—	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6	X	X
4(h)(19)	—	Twenty-Sixth Supplemental Indenture to Exhibit 4(h)(1) dated as of January 12, 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)	X	X
4(h)(20)	—	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)	X	X
4(h)(21)	—	Twenty-Seventh Supplemental Indenture to Exhibit 4(h)(1) dated as of February 28, 2018	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.9	X	X
4(h)(22)	—	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.10	X	X
4(h)(23)	—	Twenty-Eighth Supplemental Indenture to Exhibit 4(h)(1) dated as of January 15, 2019	Houston Electric’s Form 8-K dated January 10, 2019	1-3187	4.4	X	X
4(h)(24)	—	Officer’s Certificate, dated as of January 15, 2019, setting forth the form, terms and provisions of the Twenty-Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2018	1-31447	4(h)(24)	X	X
4(i)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1	X		X
4(i)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(i)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)	X		X
4(i)(3)	—	Supplemental Indenture No. 12 to Exhibit 4(i)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(i)(4)	—	Supplemental Indenture No. 14 to Exhibit 4(i)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)	X		X
4(i)(5)	—	Supplemental Indenture No. 15 to Exhibit 4(i)(1) dated as of January 20, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(16)	X		X
4(i)(6)	—	Supplemental Indenture No. 16 to Exhibit 4(i)(1) dated as of August 23, 2017, providing for the issuance of CERC Corp.’s 4.10% Senior Notes due 2047	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.11	X		X
4(i)(7)	—	Supplemental Indenture No. 17 to Exhibit 4(i)(1) dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028	CERC’s Form 10-Q for the quarter ended March 31, 2018	1-13265	4.4	X		X
4(j)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	X
4(j)(2)	—	Supplemental Indenture No. 9 to Exhibit 4(j)(1), dated as of August 10, 2017, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2022	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.9	X
4(j)(3)	—	Supplemental Indenture No. 10 to Exhibit 4(j)(1), dated as of October 5, 2018, providing for the issuance of CenterPoint Energy’s 3.60% Senior Notes due 2021, 3.85% Senior Notes due 2024 and 4.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2018	1-31447	4.14	X
4(j)(4)	—	Supplemental Indenture No. 11 to Exhibit 4.19, dated as of August 14, 2019, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2024, 2.95% Senior Notes due 2030 and 3.70% Senior Notes due 2049	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2019	1-31447	4.2	X
4(k)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1	X
4(k)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(k)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(k)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(k)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)	X
4(k)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(k)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)	X
4(l)(1)	—	$1,600,000,000 Credit Agreement dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	X
4(l)(2)	—	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	X
4(l)(3)	—	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	X
4(m)(1)	—	$300,000,000 Credit Agreement dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	X	X
4(m)(2)	—	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	X	X
4(n)(1)	—	$600,000,000 Credit Agreement dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	X		X
4(n)(2)	—	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	X		X
4(o)	—	$400,000,000 Credit Agreement, dated as of July 14, 2017, among VUHI, as Borrower, certain Subsidiaries of VUHI, as Guarantors, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.1	X
4(p)	—	$200,000,000 Credit Agreement, dated as of July 14, 2017, among VCC, as Borrower, Vectren Corporation, as Guarantor, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(q)(1)	—	Term Loan Agreement dated as of July 30, 2018, among VUHI, as Borrower, the Subsidiaries of Borrower identified herein as Guarantors and the banks named therein	Vectren’s Form 8-K dated July 30, 2018	1-15467	10.1	X
4(r)(1)	—	Term Loan Agreement dated as of September 14, 2018, among VCC, as Borrower, Vectren as Guarantor, and the banks named therein	Vectren’s Form 8-K dated September 18, 2018	1-15467	10.1	X
4(r)(2)	—	First Amendment to Term Loan Agreement, dated as of June 25, 2019, among VCC, as Borrower, Vectren as Guarantor and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2019	1-31447	4.17	X
4(s)(1)	—	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	X
4(t)(1)	—	Mortgage and Deed of Trust dated as of April 1, 1932 between SIGECO and Bankers Trust Company, as Trustee, as amended and supplemented by 28 Supplemental Indentures thereto	Post-Effective Amendment No. 1 Form 8-K dated June 1, 1984 Form 8-K dated March 24, 1986 Form 8-K dated June 3, 1986	2-2536 2-62032 2-88923 1-3553 1-3553 1-3553	B-1, B-2 (b)(4)(ii) 4(b)(2) 4 4-A 4	X X X X X X
4(t)(2)	—	Additional Supplemental Indentures to Exhibit 4(t)(1)				X
		Date as of	File Reference	Exhibit No.
		July 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
		November 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
		November 15, 1986	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
		January 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
		December 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1987	4-A
		December 13, 1990	1-3553, SIGECO’s Form 10-K for the fiscal year 1990	4-A
		April 1, 1993	1-3553, SIGECO’s Form 8-K dated April 13, 1993	4
		June 1, 1993	1-3553, SIGECO’s Form 8-K dated June 14, 1993	4
		May 1, 1993	1-3553, SIGECO’s Form 10-K for the fiscal year 1993	4(a)

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
		Date as of	File Reference	Exhibit No.
		July 1, 1999	1-3553, SIGECO’s Form 10-Q for the quarter ended June 30, 1999	4(a)
		March 1, 2000	1-15467, Vectren’s Form 10-K for the year ended December 31, 2001	4.1
		August 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.1
		October 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.2
		April 1, 2005	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.1
		March 1, 2006	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.2
		December 1, 2007	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.3
		August 1, 2009	1-15467, Vectren’s Form 10-K for the year ended December 31, 2009	4.1
		April 1, 2013	1-15467, Vectren’s Form 8-K dated April 30, 2013	4.1
		September 1, 2014	1-15467, Vectren’s Form 8-K dated September 25, 2014	4.1
		September 1, 2015	1-15467, Vectren’s Form 8-K dated September 10, 2015	4.1
4(u)(1)	—
Indenture dated February 1, 1991 between Indiana Gas Company, Inc. and U.S Bank Trust National Association (formerly known as First Trust National Association, which was formerly known as Bank of America Illinois, which was formerly known as Continental Bank, National Association)
			Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(a)	X
4(u)(2)	—	First Supplemental Indenture to Exhibit 4(u)(1), dated as of February 15, 1991	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(b)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(u)(3)	—	Second Supplemental Indenture to Exhibit 4(u)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(b)	X
4(u)(4)	—	Third Supplemental Indenture to Exhibit 4(u)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(c)	X
4(u)(5)	—	Fourth Supplemental Indenture to Exhibit 4(u)(1), dated as of December 2, 1992	Indiana Gas’s Form 8-K filed December 8, 1992	1-6494	4(b)	X
4(u)(6)	—	Fifth Supplemental Indenture to Exhibit 4(u)(1), dated as of December 28, 2000	Indiana Gas’s Form 8-K filed December 27, 2000	1-6494	4	X
4(v)(1)	—	Indenture dated October 19, 2001, among VUHI, Indiana Gas, SIGECO, VEDO and U.S. Bank Trust National Association	VUHI’s Form 8-K dated October 19, 2001	1-16739	4.1	X
4(v)(2)	—	First Supplemental Indenture to Exhibit 4(v)(1), dated October 19, 2001	VUHI’s Form 8-K dated October 19, 2001	1-16739	4.2	X
4(v)(3)	—	Second Supplemental Indenture to Exhibit 4(v)(1)	VUHI’s Form 8-K dated November 29, 2001	1-16739	4.1	X
4(v)(4)	—	Third Supplemental Indenture to 4(v)(1), dated July 29, 2003	VUHI’s Form 8-K dated July 24, 2003	1-16739	4.1	X
4(v)(5)	—	Fourth Supplemental Indenture to Exhibit 4(v)(1), dated November 21, 2005	VUHI’s Form 8-K dated November 18, 2005	1-16739	4.1	X
4(v)(6)	—	Form of Fifth Supplemental Indenture to Exhibit 4(v)(1), dated October 18, 2006	VUHI’s Form 8-K dated October 16, 2006	1-16739	4.1	X
4(v)(7)	—	Sixth Supplemental Indenture to Exhibit 4(v)(1), dated March 10, 2008	VUHI’s Form 8-K dated March 10, 2008	1-16739	4.1	X
4(w)	—	Note Purchase Agreement, dated March 11, 2009, among VCC, Vectren and each of the purchasers named therein	Vectren’s Form 8-K dated March 16, 2009	1-15467	4.5	X
4(x)	—	Note Purchase Agreement, dated April 7, 2009, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated April 7, 2009	1-15467	4.5	X
4(y)	—	Note Purchase Agreement, dated April 5, 2011, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated April 8, 2011	1-15467	4.1	X
4(z)	—	Note Purchase Agreement, dated November 15, 2011, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated November 17, 2011	1-15467	4.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(aa)	—	Note Purchase Agreement, dated December 20, 2012, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated December 21, 2012	1-15467	4.1	X
4(bb)	—	Note Purchase Agreement, dated August 22, 2013, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated August 22, 2013	1-15467	4.1	X
4(cc)	—	Note Purchase Agreement, dated June 11, 2015, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated June 12, 2015	1-15467	4.1	X
4(dd)	—	Note Purchase Agreement, dated June 11, 2015, between VCC, Vectren and each of the purchasers named therein	Vectren’s Form 8-K dated June 12, 2015	1-15467	4.2	X
4(ee)	—	Bond Purchase and Covenants Agreement, dated September 14, 2017, between SIGECO and PNC Bank, National Association	Vectren’s Form 8-K dated September 25, 2017	1-15467	4.1	X
4(ff)	—	Joinder and First Amendment to Bond Purchase and Covenants Agreement dated March 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.1	X
4(gg)	—	Second Amendment to Bond Purchase and Covenants Agreement dated May 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.2	X
†4(hh)	—	Description of CenterPoint Energy’s Securities				X
†4(ii)	—	Description of Houston Electric’s Securities					X
†4(jj)	—	Description of CERC’s Securities						X

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(a)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(b)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1	X
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4	X
*10(c)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1	X
*10(d)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4	X
*10(d)(2)	—	First Amendment to Exhibit 10(d)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5	X
*10(e)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3	X
*10(e)(2)	—	First Amendment to Exhibit 10(e)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6	X
*10(e)(3)		Second Amendment to Exhibit 10(b)(1), effective as of January 1, 2020	CenterPoint Energy’s Form 8-K dated December 9, 2019	1-31447	10.1	X
*10(f)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5	X
10(g)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2	X
10(g)(2)	—	Amendment to Exhibit 10(g)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†10(h)	—	Summary of Certain Compensation Arrangements of the Executive Chairman of the Board				X
10(i)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1	X
10(i)(2)	—	First Amendment to Exhibit 10(i)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)	X
10(i)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5	X
10(i)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6	X
10(i)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8	X
10(j)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)	X
10(j)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)	X
10(j)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)	X
*10(k)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2	X
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4	X
*10(l)(1)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3	X
*10(l)(2)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(m)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2019	CenterPoint Energy’s Form 10-K for the year ended December 31, 2018	1-31447	10(m)	X
*10(n)(1)	—	Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.1	X
†*10(n)(2)		First Amendment to Exhibit 10(n)(1), dated as of February 19, 2020				X
10(o)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1	X	X
10(p)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2	X
10(p)(2)	—	First Amendment to Exhibit 10(p)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3	X
*10(q)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A	X
†*10(q)(2)	—	Form of Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(q)(1)				X
*10(q)(3)	—	Form of Performance Award Agreement for Executive Chairman 20XX - 20XX Performance Cycle under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.4	X
*10(q)(4)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.2	X
†*10(q)(5)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(q)(1)				X
†*10(q)(6)	—	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(q)(1)				X
*10(q)(7)	—	Form of Executive Chairman Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.7	X
†10(r)	—	Summary of Non-Employee Director Compensation				X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†10(s)	—	Summary of Senior Executive Officer Compensation				X
*10(t)	—	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	X
*10(u)	—	Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(zz)	X
*10(v)		Vectren Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001	Vectren’s Form 10-K for the year end December 31, 2001	1-15467	10.32	X
*10(w)		Vectren Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Vectren’s Form 8-K dated September 29, 2008	1-15467	10.3	X
*10(x)		Vectren Nonqualified Defined Benefit Restoration Plan, as amended and restated effective January 1, 2005	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.2	X
*10(y)		Vectren specimen change in control agreement dated December 31, 2011	Vectren’s Form 8-K dated January 5, 2012	1-15467	10.1	X
*10(z)		Amendment Number One to the Vectren specimen change in control agreement dated December 31, 2012	Vectren’s Form 10-K for the year end December 31, 2012	1-15467	10.1	X
*10(aa)		Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees (As Amended and Restated Effective January 1, 2005)	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.1	X
*10(bb)		Vectren Specimen Waiver, effective October 3, 2013, to the Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees	Vectren’s Form 10-Q for the quarter ended September 30, 2013	1-15467	10.1	X
10(cc)	—	Master Formation Agreement, dated as of March 14, 2013, among CenterPoint Energy, OGE, Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X
10(dd)	—	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP, dated November 14, 2017	CenterPoint Energy’s Form 8-K dated November 14, 2017	1-31447	10.1	X
10(ee)	—	Third Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated June 22, 2016	CenterPoint Energy’s Form 8-K dated June 22, 2016	1-31447	10.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(ff)	—	Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services (CEFS), CERC Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.3	X
10(gg)	—	Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, OGE, Enogex Holdings LLC and CEFS	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.4	X
10(hh)	—	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee	CERC’s Form 8-K dated May 27, 2014	1-13265	10.1			X
10(ii)	—	First Supplemental Indenture, dated as of May 27, 2014, among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee	CERC’s Form 8-K dated May 27, 2014	1-13265	10.2			X
10(jj)	—	Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers	CERC’s Form 8-K dated May 27, 2014	1-13265	10.3			X
10(kk)	—	Purchase Agreement dated January 28, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated January 28, 2016	1-31447	10.1	X
10(ll)	—	Registration Rights Agreement dated as of February 18, 2016 by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated February 18, 2016	1-31447	10.2	X
10(mm)	—	Commitment Letter, dated as of April 21, 2018, by Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. to CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	10.1	X
†21	—	Subsidiaries of CenterPoint Energy				X
†23.1	—	Consent of Deloitte & Touche LLP				X
†23.2	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of Enable Midstream Partners, LP				X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†31.1.1	—	Rule 13a-14(a)/15d-14(a) Certification of John W. Somerhalder II				X
†31.1.2	—	Rule 13a-14(a)/15d-14(a) Certification of John W. Somerhalder II					X
†31.1.3	—	Rule 13a-14(a)/15d-14(a) Certification of John W. Somerhalder II						X
†31.2.1	—	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu				X
†31.2.2	—	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu					X
†31.2.3	—	Rule 13a-14(a)/15d-14(a) Certification of Xia Liu						X
†32.1.1	—	Section 1350 Certification of John W. Somerhalder II				X
†32.1.2	—	Section 1350 Certification of John W. Somerhalder II					X
†32.1.3	—	Section 1350 Certification of John W. Somerhalder II						X
†32.2.1	—	Section 1350 Certification of Xia Liu				X
†32.2.2	—	Section 1350 Certification of Xia Liu					X
†32.2.3	—	Section 1350 Certification of Xia Liu						X
99.1	—	Financial Statements of Enable Midstream Partners, LP as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017	Part II, Item 8 of Enable Midstream Partners, LP’s Form 10-K for the year ended December 31, 2019	001-36413	Item 8	X
†101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X	X	X
†101.SCH	—	Inline XBRL Taxonomy Extension Schema Document				X	X	X
†101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X	X	X
†101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document				X	X	X
†101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document				X	X	X
†101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X	X	X
†104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X	X	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 27th day of February, 2020.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ John W. Somerhalder II
John W. Somerhalder II
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

Signature	Title
/s/ JOHN W. SOMERHALDER II	Interim President, Chief Executive Officer and
John W. Somerhalder II	Director (Principal Executive Officer and Director)

/s/ XIA LIU	Executive Vice President and Chief
Xia Liu	Financial Officer (Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief
Kristie L. Colvin	Accounting Officer (Principal Accounting Officer)

/s/ MILTON CARROLL	Executive Chairman of the Board of Directors
Milton Carroll

/s/ LESLIE D. BIDDLE	Director
Leslie D. Biddle

/s/ SCOTT J. MCLEAN	Director
Scott J. McLean

/s/ MARTIN H. NESBITT	Director
Martin H. Nesbitt

/s/ THEODORE F. POUND	Director
Theodore F. Pound

/s/ SUSAN O. RHENEY	Director
Susan O. Rheney

/s/ PHILLIP R. SMITH	Director
Phillip R. Smith

/s/ PETER S. WAREING	Director
Peter S. Wareing

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ JOHN W. SOMERHALDER II
John W. Somerhalder II
Interim Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

Signature	Title

/s/ JOHN W. SOMERHALDER II	Interim Manager and Chairman
(John W. Somerhalder II)	(Principal Executive Officer)

/s/ XIA LIU	Executive Vice President and Chief Financial Officer
(Xia Liu)	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
(Kristie L. Colvin)	(Principal Accounting Officer)

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ JOHN W. SOMERHALDER II
John W. Somerhalder II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

Signature	Title

/s/ JOHN W. SOMERHALDER II	Interim Chairman, President and Chief Executive Officer
(John W. Somerhalder II)	(Principal Executive Officer and Director)

/s/ XIA LIU	Executive Vice President and Chief Financial Officer
(Xia Liu)	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
(Kristie L. Colvin)	(Principal Accounting Officer)