Form 10-Q
period 2020-03-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2020-05-07
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of May 1, 2020:

CenterPoint Energy, Inc.	502,656,951	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CECL	Current expected credit losses
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CME	Chicago Mercantile Exchange
CNG	Compressed Natural Gas
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
CODM	Chief Operating Decision Maker, the Registrants’ Chief Executive Officer
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
COVID-19	Novel coronavirus disease 2019 and related global outbreak that was subsequently declared a pandemic by the World Health Organization
COVID-19 ERP	COVID-19 Electricity Relief Program
CPP	Clean Power Plan

GLOSSARY
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
EBITDA	Earnings before income taxes, depreciation and amortization
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offers competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and its subsidiary, CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that will be sold under the Equity Purchase Agreement
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services
ERCOT	Electric Reliability Council of Texas
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
Gas Daily	Platts gas daily indices
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Infrastructure Services	Provides underground pipeline construction and repair services through Vectren’s wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRP	Integrated Resource Plan
IRS	Internal Revenue Service

GLOSSARY
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
KW	Kilowatts
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
Merger
The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc., a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable Mississippi River Transmission, LLC
MW	Megawatts
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among VUSI, PowerTeam Services, and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds

GLOSSARY
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TSCR	Tax Savings Credit Rider
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VCC	Vectren Capital Corp., a wholly-owned subsidiary of Vectren
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both March 31, 2020 and December 31, 2019, consisted of AT&T Common and Charter Common
2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019

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

◦
competitive conditions in the midstream industry, and actions taken by Enable’s customers and competitors, including drilling, production and capital spending decisions of third parties and the extent and timing of the entry of additional competition in the markets served by Enable;

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

◦
economic effects of the recent actions of Saudi Arabia, Russia and other oil-producing countries, which have resulted in a substantial decrease in oil and natural gas prices, and the combined impact of these events and COVID-19 on commodity prices;

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

•
the COVID-19 pandemic and its effect on our and Enable’s operations, business and financial condition, our industries and the communities we serve, U.S. and world financial markets and supply chains, potential regulatory actions and changes in customer and stakeholder behaviors relating thereto;

•
volatility and a substantial recent decline in the markets for oil and natural gas as a result of the actions of crude-oil exporting nations and the Organization of Petroleum Exporting Countries and reduced worldwide consumption due to the COVID-19 pandemic;

•
the expected benefits of the Merger and integration, including the outcome of shareholder litigation filed against Vectren that could reduce anticipated benefits of the Merger, as well as the ability to successfully integrate the Vectren businesses and to realize anticipated benefits and commercial opportunities;

•	the recording of impairment charges, including any impairment or loss associated with the sale of the Infrastructure Services and Energy Services Disposal Groups;

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

•
tax legislation, including the effects of the CARES Act and of the TCJA (which includes any potential changes to interest deductibility) and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;

•	CenterPoint Energy’s and CERC’s ability to mitigate weather impacts through normalization or rate mechanisms, and the effectiveness of such mechanisms;

•	the timing and extent of changes in commodity prices, particularly natural gas and coal, and the effects of geographic and seasonal commodity price differentials on CERC and Enable;

•
the ability of CenterPoint Energy’s and CERC’s non-utility business operating in the Energy Services Disposal Group to effectively optimize opportunities related to natural gas price volatility and storage activities, including weather-related impacts;

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

•	our ability to invest planned capital and the timely recovery of our investments, including those related to Indiana Electric’s anticipated IRP;

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

•	changes in rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the extent and effectiveness of our and Enable’s risk management and hedging activities, including, but not limited to financial and weather hedges and commodity risk management activities;

•	timely and appropriate regulatory actions, which include actions allowing securitization, for any future hurricanes or natural disasters or other recovery of costs;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•
CenterPoint Energy’s or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, including the proposed sale of CES, which CenterPoint Energy and Enable cannot assure will be completed or will have the anticipated benefits to CenterPoint Energy or Enable;

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•
the development of new opportunities and the performance of projects undertaken by ESG, including, among other factors, the level of success in bidding contracts and cancellation and/or reductions in the scope of projects by customers, and obligations related to warranties and guarantees;

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

•
other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K, which are incorporated herein by reference, in Item 1A of Part II of this Form 10-Q and other reports the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues:
Utility revenues	$2,073	$2,171
Non-utility revenues	94	58
Total	2,167	2,229
Expenses:
Utility natural gas, fuel and purchased power	609	797
Non-utility cost of revenues, including natural gas	64	47
Operation and maintenance	674	748
Depreciation and amortization	282	300
Taxes other than income taxes	136	126
Goodwill Impairment	185	—
Total	1,950	2,018
Operating Income	217	211
Other Income (Expense):
Gain (loss) on marketable securities	(144)	83
Gain (loss) on indexed debt securities	135	(86)
Interest expense and other finance charges	(139)	(121)
Interest expense on Securitization Bonds	(8)	(12)
Equity in earnings (loss) of unconsolidated affiliates, net	(1,475)	62
Interest income	—	12
Interest income from Securitization Bonds	1	2
Other income, net	13	6
Total	(1,617)	(54)
Income (Loss) from Continuing Operations Before Income Taxes	(1,400)	157
Income tax expense (benefit)	(347)	14
Income (Loss) from Continuing Operations	(1,053)	143
Income (loss) from discontinued operations (net of tax expense (benefit) of ($17) and $8, respectively)	(146)	26
Net Income (Loss)	(1,199)	169
Preferred stock dividend requirement	29	29
Income (Loss) Available to Common Shareholders	$(1,228)	$140

Basic earnings (loss) per common share - continuing operations	$(2.15)	$0.23
Basic earnings (loss) per common share - discontinued operations	(0.29)	0.05
Basic Earnings (Loss) Per Common Share	(2.44)	0.28
Diluted earnings (loss) per common share - continuing operations	$(2.15)	$0.23
Diluted earnings (loss) per common share - discontinued operations	(0.29)	0.05
Diluted Earnings (Loss) Per Common Share	$(2.44)	$0.28

Weighted Average Common Shares Outstanding, Basic	502	502
Weighted Average Common Shares Outstanding, Diluted	502	504

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net income (loss)	$(1,199)	$169
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1 and $1)	1	1
Net deferred loss from cash flow hedges (net of tax of $-0- and $-0-)	—	(1)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0- and $-0-)	—	1
Other comprehensive loss from unconsolidated affiliates (net of tax of $-0- and $-0-)	(3)	—
Total	(2)	1
Comprehensive income (loss)	(1,201)	170
Preferred stock dividend requirement	29	29
Comprehensive income (loss) available to common shareholders	$(1,230)	$141

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents ($190 and $216 related to VIEs, respectively)	$220	$241
Investment in marketable securities	678	822
Accounts receivable ($22 and $26 related to VIEs, respectively), less bad debt reserve of $30 and $21, respectively	711	702
Accrued unbilled revenues, less bad debt reserve of $3 and $-0-, respectively	320	469
Natural gas inventory	97	209
Materials and supplies	278	263
Taxes receivable	93	106
Current assets held for sale	1,647	1,002
Prepaid expenses and other current assets ($19 and $19 related to VIEs, respectively)	120	123
Total current assets	4,164	3,937
Property, Plant and Equipment:
Property, plant and equipment	30,830	30,324
Less: accumulated depreciation and amortization	9,852	9,700
Property, plant and equipment, net	20,978	20,624
Other Assets:
Goodwill	4,697	4,882
Regulatory assets ($758 and $788 related to VIEs, respectively)	2,120	2,117
Investment in unconsolidated affiliates	850	2,408
Preferred units – unconsolidated affiliate	363	363
Non-current assets held for sale	—	962
Other	223	236
Total other assets	8,253	10,968
Total Assets	$33,395	$35,529

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2020	December 31, 2019
	(in millions, except share amounts)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$204	$231
Indexed debt, net	18	19
Current portion of other long-term debt	1,204	618
Indexed debt securities derivative	758	893
Accounts payable	739	884
Taxes accrued	177	239
Interest accrued	126	158
Customer deposits	124	124
Non-trading derivative liabilities	9	7
Current liabilities held for sale	383	455
Other	300	350
Total current liabilities	4,042	3,978
Other Liabilities:
Deferred income taxes, net	3,562	3,928
Non-trading derivative liabilities	14	15
Benefit obligations	746	750
Regulatory liabilities	3,480	3,474
Non-current liabilities held for sale	—	43
Other	751	738
Total other liabilities	8,553	8,948
Long-term Debt:
VIE Securitization Bonds, net	710	746
Other long-term debt, net	13,120	13,498
Total long-term debt, net	13,830	14,244
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	790
Series B Preferred Stock, $0.01 par value, $978 aggregate liquidation preference, 977,500 shares outstanding	950	950
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 502,647,495 shares and 502,242,061 shares outstanding, respectively	5	5
Additional paid-in capital	6,086	6,080
Retained earnings (accumulated deficit)	(761)	632
Accumulated other comprehensive loss	(100)	(98)
Total shareholders’ equity	6,970	8,359
Total Liabilities and Shareholders’ Equity	$33,395	$35,529

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(1,199)	$169
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	282	300
Depreciation and amortization on assets held for sale	—	13
Amortization of deferred financing costs	7	7
Amortization of intangible assets in non-utility cost of revenues	1	9
Deferred income taxes	(377)	(14)
Goodwill impairment and loss from reclassification to held for sale	214	—
Goodwill impairment	185	—
Unrealized loss (gain) on marketable securities	144	(83)
Loss (gain) on indexed debt securities	(135)	86
Write-down of natural gas inventory	3	1
Equity in (earnings) losses of unconsolidated affiliates	1,475	(62)
Distributions from unconsolidated affiliates	70	74
Pension contributions	(2)	(2)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	236	138
Inventory	110	120
Taxes receivable	13	—
Accounts payable	(192)	(332)
Fuel cost recovery	11	58
Non-trading derivatives, net	(53)	(40)
Margin deposits, net	21	19
Interest and taxes accrued	(95)	(116)
Net regulatory assets and liabilities	(38)	(3)
Other current assets	(5)	16
Other current liabilities	(37)	(101)
Other assets	19	58
Other liabilities	1	(39)
Other operating activities, net	3	(5)
Net cash provided by operating activities	662	271
Cash Flows from Investing Activities:
Capital expenditures	(664)	(537)
Acquisitions, net of cash acquired	—	(5,987)
Distributions from unconsolidated affiliate in excess of cumulative earnings	7	—
Other investing activities, net	3	(15)
Net cash used in investing activities	(654)	(6,539)
Cash Flows from Financing Activities:
Proceeds from (payments of) commercial paper, net	(828)	2,692
Proceeds from long-term debt, net	—	721
Payments of long-term debt	(63)	(994)
Long-term revolving credit facility, net	1,050	135
Debt issuance costs	—	(8)
Payment of dividends on Common Stock	(145)	(144)
Payment of dividends on Preferred Stock	(42)	(43)
Other financing activities, net	(4)	(14)
Net cash provided by (used in) financing activities	(32)	2,345
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(24)	(3,923)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	271	4,278
Cash, Cash Equivalents and Restricted Cash at End of Period	$247	$355

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount

Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	2	$1,740	2	$1,740
Balance, end of period	2	1,740	2	1,740
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	502	5	501	5
Issuances related to benefit and investment plans	—	—	1	—
Balance, end of period	502	5	502	5
Additional Paid-in-Capital
Balance, beginning of period		6,080		6,072
Issuances related to benefit and investment plans		6		(12)
Balance, end of period		6,086		6,060
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		632		349
Net income (loss)		(1,199)		169
Common Stock dividends declared ($0.2900 and $-0- per share, respectively)		(145)		—
Series A Preferred Stock dividends declared ($30.6250 and $-0- per share, respectively)		(25)		—
Series B Preferred Stock dividends declared ($17.5000 and $-0- per share, respectively)		(17)		—
Adoption of ASU 2016-13		(7)
Balance, end of period		(761)		518
Accumulated Other Comprehensive Loss
Balance, beginning of period		(98)		(108)
Other comprehensive income (loss)		(2)		1
Balance, end of period		(100)		(107)
Total Shareholders’ Equity		$6,970		$8,216

 See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues	$634	$686
Expenses:
Operation and maintenance	359	368
Depreciation and amortization	129	175
Taxes other than income taxes	64	62
Total	552	605
Operating Income	82	81
Other Income (Expense):
Interest expense and other finance charges	(41)	(40)
Interest expense on Securitization Bonds	(8)	(12)
Interest income	1	4
Interest income from Securitization Bonds	1	2
Other income (expense), net	3	(2)
Total	(44)	(48)
Income Before Income Taxes	38	33
Income tax expense	5	6
Net Income	$33	$27

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income	$33	$27
Other comprehensive loss:
Net deferred loss from cash flow hedges (net of tax of $-0- and $-0-)	—	(1)
Total	—	(1)
Comprehensive income	$33	$26

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents ($190 and $216 related to VIEs, respectively)	$196	$216
Accounts and notes receivable ($22 and $26 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	244	238
Accounts and notes receivable–affiliated companies	11	523
Accrued unbilled revenues	92	117
Materials and supplies	157	147
Prepaid expenses and other current assets ($19 and $19 related to VIEs, respectively)	36	49
Total current assets	736	1,290
Property, Plant and Equipment:
Property, plant and equipment	13,058	12,829
Less: accumulated depreciation and amortization	3,844	3,797
Property, plant and equipment, net	9,214	9,032
Other Assets:
Regulatory assets ($758 and $788 related to VIEs, respectively)	891	915
Other	29	25
Total other assets	920	940
Total Assets	$10,870	$11,262

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	March 31, 2020	December 31, 2019
	(in millions)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$204	$231
Accounts payable	259	268
Accounts and notes payable–affiliated companies	175	76
Taxes accrued	61	123
Interest accrued	51	69
Other	78	63
Total current liabilities	828	830
Other Liabilities:
Deferred income taxes, net	1,036	1,030
Benefit obligations	72	75
Regulatory liabilities	1,271	1,288
Other	80	69
Total other liabilities	2,459	2,462
Long-term Debt:
VIE Securitization Bonds, net	710	746
Other, net	3,974	3,973
Total long-term debt, net	4,684	4,719
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,486	2,486
Retained earnings	428	780
Accumulated other comprehensive loss	(15)	(15)
Total member’s equity	2,899	3,251
Total Liabilities and Member’s Equity	$10,870	$11,262

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$33	$27
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129	175
Amortization of deferred financing costs	3	3
Deferred income taxes	(1)	(15)
Changes in other assets and liabilities:
Accounts and notes receivable, net	19	21
Accounts receivable/payable–affiliated companies	(3)	(32)
Inventory	(10)	1
Accounts payable	(2)	2
Taxes receivable	—	5
Interest and taxes accrued	(80)	(58)
Non-trading derivatives, net	—	(25)
Net regulatory assets and liabilities	(11)	(44)
Other current assets	13	13
Other current liabilities	8	(7)
Other assets	—	3
Other liabilities	8	(1)
Other operating activities, net	(3)	(2)
Net cash provided by operating activities	103	66
Cash Flows from Investing Activities:
Capital expenditures	(286)	(258)
Decrease (increase) in notes receivable–affiliated companies	481	(979)
Other investing activities, net	(3)	—
Net cash provided by (used in) investing activities	192	(1,237)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net	—	696
Payments of long-term debt	(63)	(175)
Increase (decrease) in notes payable–affiliated companies	133	(1)
Dividend to parent	(385)	(24)
Contribution from parent	—	590
Debt issuance costs	—	(7)
Other financing activities, net	—	(1)
Net cash provided by (used in) financing activities	(315)	1,078
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(20)	(93)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	235	370
Cash, Cash Equivalents and Restricted Cash at End of Period	$215	$277

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount

Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,486		1,896
Contribution from Parent		—		590
Balance, end of period		2,486		2,486
Retained Earnings
Balance, beginning of period		780		800
Net income		33		27
Dividend to parent		(385)		(24)
Balance, end of period		428		803
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15)		(14)
Other comprehensive loss		—		(1)
Balance, end of period		(15)		(15)
Total Member’s Equity		$2,899		$3,274

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Revenues:
Utility revenues	$996	$1,195
Non-utility revenues	15	17
Total	1,011	1,212
Expenses:
Utility natural gas	472	687
Non-utility cost of revenues, including natural gas	6	10
Operation and maintenance	209	233
Depreciation and amortization	74	73
Taxes other than income taxes	50	49
Total	811	1,052
Operating Income	200	160
Other Expense:
Interest expense and other finance charges	(30)	(29)
Other expense, net	(4)	(3)
Total	(34)	(32)
Income From Continuing Operations Before Income Taxes	166	128
Income tax expense	35	18
Income From Continuing Operations	131	110
Income (loss) from discontinued operations (net of tax expense (benefit) of ($11) and $8, respectively)	(64)	28
Net Income	$67	$138

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net income	$67	$138
Comprehensive income	$67	$138

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$1	$2
Accounts receivable, less bad debt reserve of $24 and $15, respectively	324	322
Accrued unbilled revenues, less bad debt reserve of $2 and $-0-, respectively	140	249
Accounts and notes receivable–affiliated companies	11	10
Materials and supplies	74	71
Natural gas inventory	30	135
Current assets held for sale	675	691
Prepaid expenses and other current assets	8	9
Total current assets	1,263	1,489
Property, Plant and Equipment:
Property, plant and equipment	8,210	8,079
Less: accumulated depreciation and amortization	2,312	2,270
Property, plant and equipment, net	5,898	5,809
Other Assets:
Goodwill	757	757
Regulatory assets	192	191
Non-current assets held for sale	—	213
Other	40	53
Total other assets	989	1,214
Total Assets	$8,150	$8,512

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	March 31, 2020	December 31, 2019
	(in millions)
Current Liabilities:
Current portion of long-term debt	$593	$—
Accounts payable	235	333
Accounts and notes payable–affiliated companies	48	47
Taxes accrued	80	84
Interest accrued	31	38
Customer deposits	75	74
Current liabilities held for sale	275	368
Other	134	167
Total current liabilities	1,471	1,111
Other Liabilities:
Deferred income taxes, net	498	470
Benefit obligations	80	80
Regulatory liabilities	1,235	1,219
Non-current liabilities held for sale	—	27
Other	411	418
Total other liabilities	2,224	2,214
Long-Term Debt	1,784	2,546
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,116	2,116
Retained earnings	545	515
Accumulated other comprehensive income	10	10
Total stockholder’s equity	2,671	2,641
Total Liabilities and Stockholder’s Equity	$8,150	$8,512

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$67	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	73
Depreciation and amortization on assets held for sale	—	4
Amortization of deferred financing costs	3	3
Deferred income taxes	23	21
Goodwill impairment and loss from reclassification to held for sale	132	—
Write-down of natural gas inventory	3	1
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	169	102
Accounts receivable/payable–affiliated companies	—	(18)
Inventory	114	119
Accounts payable	(159)	(255)
Fuel cost recovery	9	58
Interest and taxes accrued	(11)	(8)
Non-trading derivatives, net	(54)	(26)
Margin deposits, net	21	19
Net regulatory assets and liabilities	1	19
Other current assets	(1)	7
Other current liabilities	(13)	(8)
Other assets	18	(12)
Other liabilities	(15)	10
Other operating activities, net	—	1
Net cash provided by operating activities	381	248
Cash Flows from Investing Activities:
Capital expenditures	(176)	(146)
Increase in notes receivable–affiliated companies	—	(106)
Other investing activities, net	(1)	2
Net cash used in investing activities	(177)	(250)
Cash Flows from Financing Activities:
Proceeds from (payments of) commercial paper, net	(172)	11
Dividends to parent	(32)	(20)
Other financing activities, net	(1)	(2)
Net cash used in financing activities	(205)	(11)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1)	(13)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2	25
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$12
See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount

Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,116		2,015
Contribution from parent		—		—
Balance, end of period		2,116		2,015
Retained Earnings
Balance, beginning of period		515		423
Net income		67		138
Dividend to parent		(32)		(20)
Adoption of ASU 2016-13		(5)		—
Balance, end of period		545		541
Accumulated Other Comprehensive Income
Balance, beginning of period		10		5
Balance, end of period		10		5
Total Stockholder’s Equity		$2,671		$2,561

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

Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Combined Notes to the Unaudited Condensed Consolidated Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Registrants’ financial statements included in the Registrants’ combined 2019 Form 10-K.

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable as described below. As of March 31, 2020, CenterPoint Energy’s operating subsidiaries reported as continuing operations were as follows:

•	Houston Electric owns and operates electric transmission and distribution facilities in the Texas Gulf Coast area that includes the city of Houston.

•
CERC (i) owns and operates natural gas distribution systems in six states; (ii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; and (iii) provides temporary delivery of LNG and CNG throughout the contiguous 48 states through MES.

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

•
Vectren performs non-utility activities through ESG, which provides energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.

As of March 31, 2020, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 53.7% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

As of March 31, 2020, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

Basis of Presentation. The preparation of the Registrants’ financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Discontinued Operations. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group, which provide underground pipeline construction and repair services through wholly-owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC and serve natural gas utilities across the United States, focusing on recurring integrity, station and maintenance work and opportunities for large transmission pipeline construction projects. The transaction closed on April 9, 2020. See Note 3 for further information.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group, which obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in over 30 states. The transaction is expected to close in the second quarter of 2020. See Note 3 for further information.

COVID-19 Impacts. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders in the Registrants’ service territories. The Registrants have experienced some resulting disruptions to their business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. While the Registrants continue to assess the COVID-19 situation and cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on their liquidity, financial condition and future results of operations, the Registrants expect the COVID-19 situation to adversely impact future quarters. See Notes 5 and 6 for further information on COVID-19’s impact on the Registrants.

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
The Registrants adopted the standard and recognized a cumulative-effect adjustment of the transition to opening retained earnings and allowance for doubtful accounts with no impact on results of operations and cash flows. See Note 4 for more information.

ASU 2018-13- Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
This standard eliminates, modifies and adds certain disclosure requirements for fair value measurements.
Transition method: prospective for additions and one modification and retrospective for all other amendments
		Adoption of eliminations and modifications as of September 30, 2018 and additions as of January 1, 2020	The adoption of this standard did not impact the Registrants’ financial position, results of operations or cash flows. Note 8 reflects the disclosures modified and added upon adoption.
Accounting Standards Update (ASU) No. 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This standard simplifies accounting for income taxes by eliminating certain exceptions to the guidance for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes that are partially based on income and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.
Transition method: prospective for all amendments that apply to the Registrants

January 1, 2020
Upon adoption, the Registrants are not required to apply the intraperiod tax allocation exception when there is a current-period loss from continuing operations.  Accordingly, CenterPoint Energy determined the tax effect of income from continuing operations without considering the tax effects of items that are not included in continuing operations (i.e., discontinued operations).  Additionally, CenterPoint Energy is no longer required to limit the year-to-date tax benefit recognized when the year-to-date benefit exceeds the anticipated full year benefit.

Management believes that other recently adopted or issued accounting standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Held for Sale and Discontinued Operations (CenterPoint Energy and CERC)

Divestiture of Infrastructure Services (CenterPoint Energy). On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020.

In February 2020, certain assets and liabilities representing the Infrastructure Services Disposal Group met the held for sale criteria and represented all of the businesses within the reporting unit. In accordance with the Securities Purchase Agreement, VISCO was converted from a wholly-owned corporation to a limited liability company that was disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing. The sale was considered an asset sale for tax purposes, requiring net deferred tax liabilities of approximately $125 million as of March 31, 2020 to be excluded from the Infrastructure Services Disposal Group and to be recognized as a deferred income tax benefit by CenterPoint Energy upon closing.

Upon classifying the Infrastructure Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s financial statements for the three months ended March 31, 2020, CenterPoint Energy recorded a goodwill impairment of approximately $82 million, plus an additional loss of $14 million for cost to sell.

Because the Infrastructure Services Disposal Group met the held for sale criteria during the three months ended March 31, 2020 and the proposed sale was completed on April 9, 2020, all Infrastructure Services Disposal Group assets and liabilities as of March 31, 2020 have been classified as current assets and liabilities held for sale. The assets and liabilities as of December 31, 2019 have been recast as assets and liabilities held for sale and retained their current or long-term classification applicable as of December 31, 2019. Long-lived assets are not depreciated or amortized once they are classified as held for sale.

Divestiture of Energy Services (CenterPoint Energy and CERC). On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. This transaction does not include CEIP and its assets. The transaction is expected to close in the second quarter of 2020.

In February 2020, certain assets and liabilities representing the Energy Services Disposal Group met the criteria to be classified as held for sale and represented substantially all of the businesses within the reporting unit. In accordance with the Equity Purchase Agreement, CES will be converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing. The sale will be considered an asset sale for tax purposes, requiring the net deferred tax asset of approximately $3 million as of March 31, 2020 to be included within the retained component of the reporting unit and to be recognized as a deferred tax expense by CenterPoint Energy upon closing.

Upon classifying the Energy Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s and CERC’s respective financial statements for the three months ended March 31, 2020, CenterPoint Energy and CERC recorded a goodwill impairment of approximately $62 million and a loss on assets held for sale of approximately $70 million, plus an additional loss of $6 million for cost to sell recorded only at CenterPoint Energy.

Because the Energy Services Disposal Group met the held for sale criteria and the proposed sale is expected to be completed within one year, all Energy Services Disposal Group assets and liabilities as of March 31, 2020 have been classified as current assets and liabilities held for sale. The assets and liabilities as of December 31, 2019 have been recast as assets and liabilities held for sale and retained their current or long-term classification applicable as of December 31, 2019. Long-lived assets are not depreciated or amortized once they are classified as held for sale.

The assets and liabilities of the Infrastructure Services and Energy Services Disposal Groups classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, include the following:

	March 31, 2020
	CenterPoint Energy			CERC
	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total	Energy Services Disposal Group
	(in millions)
Receivables, net	$216	$355	$571	$355
Accrued unbilled revenues	57	2	59	2
Natural gas inventory	—	52	52	52
Materials and supplies	6	—	6	—
Non-trading derivative assets	—	213	213	213
Property, plant and equipment, net	313	29	342	29
Goodwill	138	—	138	—
Loss on assets held for sale	—	(70)	(70)	(70)
Other	242	94	336	94
Total current assets held for sale	$972	$675	$1,647	$675

Accounts payable	$46	$206	$252	$206
Taxes accrued	2	—	2	—
Non-trading derivative liabilities	—	36	36	36
Benefit obligations	—	4	4	4
Other	60	29	89	29
Total current liabilities held for sale	$108	$275	$383	$275

	December 31, 2019
	CenterPoint Energy			CERC
	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total	Energy Services Disposal Group
	(in millions)
Receivables, net	$192	$445	$637	$445
Accrued unbilled revenues	109	8	117	8
Natural gas inventory	—	67	67	67
Materials and supplies	6	—	6	—
Non-trading derivative assets	—	136	136	136
Other	4	35	39	35
Total current assets held for sale	311	691	1,002	691
Property, plant and equipment, net	295	26	321	26
Goodwill	220	62	282	62
Non-trading derivative assets	—	58	58	58
Other	234	67	301	67
Total non-current assets held for sale	749	213	962	213
Total assets held for sale	$1,060	$904	$1,964	$904

Accounts payable	$45	$299	344	$299
Taxes accrued	2	—	2	—
Non-trading derivative liabilities	—	44	44	44
Other	40	25	65	25
Total current liabilities held for sale	87	368	455	368
Non-trading derivative liabilities	—	14	14	14
Benefit obligations	—	4	4	4
Other	16	9	25	9
Total non-current liabilities held for sale	16	27	43	27
Total liabilities held for sale	$103	$395	$498	$395

Because the Infrastructure Services and Energy Services Disposal Groups met the held for sale criteria and their disposals also represent a strategic shift to CenterPoint Energy and CERC, as applicable, they are reflected as discontinued operations on CenterPoint Energy’s and CERC’s Statements of Consolidated Income, as applicable, and as a result, prior periods have been recast to reflect the earnings or losses from such businesses as income from discontinued operations, net of tax.

A summary of the Infrastructure Services and Energy Services Disposal Groups presented in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, is as follows:

	Three Months Ended March 31,
	2020	2019 (1)	2020	2019	2020	2019	2020	2019
	CenterPoint Energy						CERC
	Infrastructure Services Disposal Group		Energy Services Disposal Group		Total		Energy Services Disposal Group
	(in millions)
Revenues	$222	$146	$886	$1,242	$1,108	$1,388	$886	$1,242
Expenses:						—
Non-utility cost of revenues	44	43	808	1,185	852	1,228	808	1,185
Operation and maintenance	163	96	20	17	183	113	20	17
Depreciation and amortization	—	9	—	4	—	13	—	4
Taxes other than income taxes	1	—	1	—	2	—	1	—
Total	208	148	829	1,206	1,037	1,354	829	1,206
Income (loss) from Discontinued Operations before income taxes	14	(2)	57	36	71	34	57	36
Loss from classification to held for sale (2)	96	—	138	—	234	—	132	—
Income tax expense (benefit)	(5)	—	(12)	8	(17)	8	(11)	8
Net income (loss) from Discontinued Operations	$(77)	$(2)	$(69)	$28	$(146)	$26	$(64)	$28

(1)	Reflects February 1, 2019 to March 31, 2019 results only due to the Merger.

(2)	Loss from classification to held for sale is inclusive of goodwill impairment and, for CenterPoint Energy, its costs to sell.

CenterPoint Energy and CERC have elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. Long-lived assets are not depreciated or amortized once they are classified as held for sale. The following table summarizes CenterPoint Energy’s and CERC’s cash flows from discontinued operations and certain supplemental cash flow disclosures related to the Infrastructure Services and Energy Services Disposal Groups, as applicable:

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
	CenterPoint Energy				CERC
	Infrastructure Services Disposal Group		Energy Services Disposal Group		Energy Services Disposal Group
	(in millions)
Depreciation and amortization	$—	$9	$—	$4	$—	$4
Amortization of intangible assets in Non-utility cost of revenues	—	2	—	—	—	—
Write-down of natural gas inventory	—	—	3	1	3	1
Capital expenditures	16	27	1	1	1	1
Non-cash transactions:
Accounts payable related to capital expenditures	2	3	4	6	4	6

Other Sale Related Matters (CenterPoint Energy and CERC). CES provides natural gas supply to CenterPoint Energy’s and CERC’s NGD under contracts executed in a competitive bidding process, with the duration of some contracts extending into 2021. In addition, CERC is the natural gas transportation provider for a portion of CES’s customer base and will continue to be the transportation provider for these customers as long as these customers retain a relationship with the divested CES business.

Revenues and expenses incurred by CenterPoint Energy and CERC for natural gas transportation and supply are as follows:

	Three Months Ended March 31,
	2020	2019	2020	2019
	CenterPoint Energy		CERC
	(in millions)
Transportation revenue	$16	$16	$16	$16
Natural gas expense	45	64	44	63

The Infrastructure Services Disposal Group provides pipeline construction and repair services to CenterPoint Energy’s and CERC’s NGD. In accordance with consolidation guidance in ASC 980—Regulated Operations, costs incurred by NGD utilities for these pipeline construction and repair services are not eliminated in consolidation when capitalized and included in rate base by the NGD utility. Amounts charged for these services that are not capitalized are included primarily in Operation and maintenance expenses. Fees incurred by CenterPoint Energy’s and CERC’s NGD for pipeline construction and repair services are as follows:

	Three Months Ended March 31,
	2020	2019 (1)	2020	2019 (1)
	CenterPoint Energy		CERC
	(in millions)
Pipeline construction and repair services capitalized	$34	$19	$—	$1
Pipeline construction and repair service charges in operations and maintenance expense	1	4	1	1

(1)	Represents charges for the period February 1, 2019 through March 31, 2019 only due to the Merger.

(4) Revenue Recognition and Provision for Doubtful Accounts

Revenues from Contracts with Customers

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services. The revenues and related balances in the following tables exclude operating revenues and balances from the Energy Services Disposal Group and Infrastructure Services Disposal Group, which are now reflected as discontinued operations and assets held for sale.

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended March 31, 2020
	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$638	$129	$1,293	$81	$2,141
Other (1)	—	—	25	1	26
Total revenues	$638	$129	$1,318	$82	$2,167

	Three Months Ended March 31, 2019
	Houston Electric T&D	Indiana Electric Integrated (2)	Natural Gas Distribution (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$690	$83	$1,413	$41	$2,227
Other (1)	(1)	—	2	1	2
Total revenues	$689	$83	$1,415	$42	$2,229

(1)
Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Total lease income was $1 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to March 31, 2019.

Houston Electric

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenue from contracts	$638	$690
Other (1)	(4)	(4)
Total revenues	$634	$686

(1)
Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the three months ended March 31, 2020 and 2019.

CERC

	Three Months Ended March 31,
	2020			2019
	Natural Gas Distribution	Corporate and Other	Total	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$981	$3	$984	$1,205	$1	$1,206
Other (1)	27	—	27	6	—	6
Total revenues	$1,008	$3	$1,011	$1,211	$1	$1,212

(1)
Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the three months ended March 31, 2020 and 2019.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of March 31, 2020, the CenterPoint Energy’s contract assets primarily relate to ESG contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. As of March 31, 2020, CenterPoint Energy’s contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers from continuing operations for the three months ended March 31, 2020 are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2019	$566	$469	$6	$30
Closing balance as of March 31, 2020	612	320	13	23
Increase (decrease)	$46	$(149)	$7	$(7)

The amount of revenue recognized in the three-month period ended March 31, 2020 that was included in the opening contract liability was $25 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2019	$210	$117	$3
Closing balance as of March 31, 2020	209	92	8
Increase	$(1)	$(25)	$5

The amount of revenue recognized in the three-month period ended March 31, 2020 that was included in the opening contract liability was $1 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2019	$222	$249
Closing balance as of March 31, 2020	265	140
Decrease	$43	$(109)

CERC does not have any opening or closing contract asset or contract liability balances.

Remaining Performance Obligations (CenterPoint Energy). The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts and (2) when CenterPoint Energy expects to recognize this revenue. Such contracts include energy performance and sustainable infrastructure services contracts of ESG, which are included in Corporate and Other.

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of March 31, 2020:
Corporate and Other	$218	$569	$787
	$218	$569	$787

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price. For contracts for which revenue from the satisfaction of the performance obligations is recognized in the amount invoiced, the practical expedient was elected and revenue expected to be recognized on these contracts has not been disclosed.

Provision of Doubtful Accounts

The Registrants adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all related amendments on January 1, 2020 using a modified retrospective method. ASU 2016-13 replaces the “incurred loss” model with a CECL model for financial assets measured at amortized cost and for certain off-balance sheet credit exposures. Adoption of this standard did not have a material impact on the Registrants’ respective consolidated financial statements. CenterPoint Energy and CERC applied the $5 million cumulative-effect adjustment of the transition to opening retained earnings as of the effective date, which included $2 million related to the Energy Services Disposal Group. There was no material cumulative-effect adjustment for Houston Electric. The disclosures for periods prior to adoption will be presented in accordance with accounting standards in effect for those periods.

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric had no material changes in its methodology to recognize losses on financial assets that fall under the scope of Topic 326, primarily due to the nature of its customers and regulatory environment.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Service cost (1)	$10	$10
Interest cost (2)	19	23
Expected return on plan assets (2)	(28)	(25)
Amortization of prior service cost (2)	—	2
Amortization of net loss (2)	10	13
Curtailment gain (2) (3)	—	(1)
Net periodic cost	$11	$22

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

Postretirement Benefits

	Three Months Ended March 31,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$—	$1	$—	$—
Interest cost (2)	3	1	1	4	2	1
Expected return on plan assets (2)	(1)	(1)	—	(2)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	(1)	—	(1)	(1)	—
Net periodic cost (income)	$1	$(1)	$1	$2	$—	$1

(1)
Amounts presented in the tables above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)	Amounts presented in the tables above are included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2020	$83	$—	$—
Expected contribution to postretirement benefit plans in 2020	17	10	4

The table below reflects the contributions made to the pension and postretirement benefit plans during 2020:

	Three Months Ended March 31, 2020
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—
Postretirement benefit plans	4	2	1

COVID-19 Impacts.  The Registrants remeasure the funded status of each plan as of December 31 each year, and at an interim period when a curtailment, settlement, or material plan amendment occurs.  On the measurement date, actuarial gains or losses are recognized in accumulated other comprehensive income, or when cost is recovered through regulated rates, as a regulatory asset or liability. During the three months ended March 31, 2020, the pension plan assets declined by approximately $171 million or 10% from December 31, 2019. The fair value of pension plan assets on the plan remeasurement date impacts the funded status, net period cost, and the required cash contributions; however, changes to pension plan assets do not impact the Condensed Statements of Consolidated Income or Condensed Consolidated Balance Sheets in interim periods when a plan remeasurement is not required. An interim remeasurement of the plans was not required, and therefore did not occur, during the three months ended March 31, 2020.

(6) Regulatory Matters

Equity Return (CenterPoint Energy and Houston Electric)

As of March 31, 2020, CenterPoint Energy and Houston Electric have not recognized an allowed equity return of $162 million because such return will be recognized as it is recovered in future rates. The timing of CenterPoint Energy’s and Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during that period. The unrecognized equity return will be recognized as it is recovered in rates through 2024. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

	Three Months Ended March 31,
	2020		2019
	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Allowed equity return recognized	$6	$6	$11	$11

Houston Electric Base Rate Case (CenterPoint Energy and Houston Electric)

On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for revenue increases of approximately $194 million, among other requests. On January 23, 2020, Houston Electric filed a Stipulation and Settlement Agreement with the PUCT that provided for the following, among other things:

•	an overall revenue requirement increase of approximately $13 million;

•	an ROE of 9.4%;

•	a capital structure of 57.5% debt/42.5% equity;

•	a refund of unprotected EDIT of $105 million plus carrying costs over approximately 30-36 months; and

•	recovery of all retail transmission related costs through the TCRF.

Also, Houston Electric is not required to make a one-time refund of capital recovery from its TCOS and DCRF mechanisms. Future TCOS filings will take into account both ADFIT and EDIT until the final order from Houston Electric’s next base rate proceeding. No rate base items are required to be written off; however, approximately $12 million in rate case expenses were written off in 2019. A base rate application must be filed for Houston Electric no later than four years from the date of the PUCT’s final order in the proceeding. Additionally, Houston Electric will not file a DCRF in 2020, nor will a subsequent separate proceeding with the PUCT be instituted regarding EDIT on Houston Electric’s securitized assets. Furthermore, under the terms of the Stipulation and Settlement Agreement, Houston Electric agreed to adopt certain ring-fencing measures to increase its financial separateness from CenterPoint Energy. The PUCT approved the Stipulation and Settlement Agreement at its February 14, 2020 open meeting and issued a final order on March 9, 2020. The PUCT declined to impose a dividend restriction in the final order. The rates were implemented on April 23, 2020.

CenterPoint Energy and Houston Electric record pre-tax expense for (i) probable disallowances of capital investments and (ii) customer refund obligations and costs deferred in regulatory assets when recovery of such amounts is no longer considered probable.

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which the Registrants operate have issued a number of different orders related to the COVID-19 pandemic. On March 26, 2020, the PUCT issued two orders related to COVID-19 issues that affect Houston Electric. First, the PUCT issued an order related to Accrual of Regulatory Assets granting authority for utilities to record as a regulatory asset expenses resulting from the effects of COVID-19. In the order, the PUCT noted that it will consider whether a utility’s request for recovery of the regulatory asset is reasonable and necessary in a future proceeding. Second, the PUCT issued an order related to COVID-19 ERP, as modified, which, in light of the disaster declarations issued by the Governor of Texas, authorized a customer assistance program for certain residential customers of electric service in areas of Texas open to customer choice, which includes Houston Electric’s service territory.

The COVID-19 ERP will end on July 17, 2020, unless otherwise extended by the PUCT. Final claims for reimbursement must be submitted to transmission and distribution utilities not later than 90 days after the end of the COVID-19 ERP.  The transmission and distribution utilities riders will remain in place and reimbursements will continue after the end of the COVID-19 ERP has ended to complete cost recovery and disburse all reimbursement amounts or remaining balances.

Similarly, regulatory authorities have issued orders addressing customer non-payment and disconnection. In Indiana, the IURC issued an order that, among other things, permits utilities to voluntarily suspend or waive late fees and reconnection fees and reconnect customers who have been disconnected due to non-payment, provided that such actions are taken on a non-discriminatory basis and apply to all customers.  Commissions in other states have issued similar orders. In CenterPoint Energy’s and CERC’s NGD service territories and for Indiana Electric, CenterPoint Energy and CERC, as applicable, have temporarily suspended disconnections for non-payment and will continue to support those customers who may need payment assistance, arrangements or extensions.

In the other states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs and savings.

(7) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction is expected to close in the second quarter of 2020. The following disclosures include the Energy Services Disposal Group and are identified as held for sale or discontinued operations.

(a)	Non-Trading Activities

Commodity Derivative Instruments (CenterPoint Energy and CERC). CenterPoint Energy, through its Indiana Utilities, and CERC, through the Energy Services Disposal Group, enter into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services Disposal Group are designated as fair value hedges for accounting purposes. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

Interest Rate Risk Derivative Instruments. From time to time, the Registrants may enter into interest rate derivatives that are designated as economic or cash flow hedges. The objective of these hedges is to offset risk associated with interest rates borne by the Registrants in connection with an anticipated future fixed rate debt offering or other exposure to variable rate debt. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging financing activity, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. For the impacts of cash flow hedges to Accumulated other comprehensive income, see Note 19.

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	March 31, 2020		December 31, 2019
Hedging Classification	Notional Principal
	CenterPoint Energy (1)	Houston Electric	CenterPoint Energy (1)	Houston Electric
(in millions)
Economic hedge	$84	$—	$84	$—

(1)	Relates to interest rate derivative instruments at SIGECO.

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

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first three tables provide a balance sheet overview of Derivative Assets and Liabilities, while the last two tables provide a breakdown of the related income statement impacts. The Energy Services Disposal Group’s derivative balances are reported in assets or liabilities held for sale. See Note 3 for further information.

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		March 31, 2020		December 31, 2019
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Current liabilities held for sale	18	—	12	—
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Current assets held for sale	215	2	139	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-current assets held for sale	—	—	58	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	—	9	—	7
Natural gas derivatives (1) (2) (3)	Current Liabilities: Current liabilities held for sale	113	217	73	177
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	—	14	—	15
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-current liabilities held for sale	—	—	10	39
Interest rate derivatives	Other Liabilities	—	26	—	10
Indexed debt securities derivative	Current Liabilities	—	758	—	893
Total CenterPoint Energy		$346	$1,026	$292	$1,144

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,126 Bcf or a net 232 Bcf long position and 2,226 Bcf or a net 374 Bcf long position as of March 31, 2020 and December 31, 2019, respectively. Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. The net of total non-trading natural gas derivative assets and liabilities is detailed in the Offsetting of Natural Gas Derivative Assets and Liabilities table below.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

CERC

		March 31, 2020		December 31, 2019
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Current liabilities held for sale	$18	$—	$12	$—
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Current assets held for sale	215	2	139	3
Natural gas derivatives (1) (2) (3)	Other Assets: Non-current assets held for sale	—	—	58	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Current liabilities held for sale	113	217	73	177
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-current liabilities held for sale	—	—	10	39
Total CERC		$346	$219	$292	$219

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 2,126 Bcf or a net 232 Bcf long position and 2,226 Bcf or a net 374 Bcf long position as of March 31, 2020 and December 31, 2019, respectively. Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due The net of total non-trading natural gas derivative assets and liabilities is detailed in the Offsetting of Natural Gas Derivative Assets and Liabilities table below.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Cumulative Basis Adjustment for Fair Value Hedges (CenterPoint Energy and CERC)

		March 31, 2020
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		CenterPoint Energy	CERC	CenterPoint Energy	CERC
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Current assets held for sale	$45	$45	$(19)	$(19)
Borrowed natural gas	Current Liabilities: Current liabilities held for sale	(2)	(2)	—	—
Gas imbalance receivable	Current Assets: Current assets held for sale	2	2	(2)	(2)
Gas imbalance payable	Current Liabilities: Current liabilities held for sale	—	—	1	1
Total		$45	$45	$(20)	$(20)

		December 31, 2019
	Balance Sheet Location	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Item
		CenterPoint Energy	CERC	CenterPoint Energy	CERC
		(in millions)
Hedged items in fair value hedge relationship:
Natural gas inventory	Current Assets: Current assets held for sale	$47	$47	$(13)	$(13)
Total		$47	$47	$(13)	$(13)

Offsetting of Natural Gas Derivative Assets and Liabilities (CenterPoint Energy and CERC)

CenterPoint Energy

	March 31, 2020			December 31, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Current assets held for sale	$346	$(133)	$213	$224	$(88)	$136
Other Assets: Non-current assets held for sale	—	—	—	68	(10)	58
Current Liabilities: Non-trading derivative liabilities	(9)	—	(9)	(7)	—	(7)
Current Liabilities: Current liabilities held for sale	(219)	183	(36)	(180)	136	(44)
Other Liabilities: Non-trading derivative liabilities	(14)	—	(14)	(15)	—	(15)
Other Liabilities: Non-current liabilities held for sale	—	—	—	(39)	25	(14)
Total CenterPoint Energy	$104	$50	$154	$51	$63	$114

CERC

	March 31, 2020			December 31, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Current assets held for sale	$346	$(133)	$213	$224	$(88)	$136
Other Assets: Non-current assets held for sale	—	—	—	68	(10)	58
Current Liabilities: Current liabilities held for sale	(219)	183	(36)	(180)	136	(44)
Other Liabilities: Non-current liabilities held for sale	—	—	—	(39)	25	(14)
Total CERC	$127	$50	$177	$73	$63	$136

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Registrant’s respective Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy and CERC)

	Three Months Ended March 31,
	2020		2019
	Location and Amount of Gain (Loss) recognized in Income on Hedging Relationship (1)
	Income from discontinued operations
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Total amounts presented in the statements of income in which the effects of hedges are recorded	$887	$786	$1,251	$1,171
Gain (loss) on fair value hedging relationships:
Commodity contracts:
Hedged items in fair value hedging relationships	(7)	(7)	(6)	(6)
Derivatives designated as hedging instruments	7	7	6	6
Amounts excluded from effectiveness testing recognized in earnings immediately	(38)	(38)	(14)	(14)

(1)
Income statement impact associated with cash flow hedge activity is related to gains and losses reclassified from Accumulated other comprehensive income into income. Amounts are immaterial for each Registrant in the three months ended March 31, 2020 and 2019, respectively.

CenterPoint Energy

		Three Months Ended March 31,
	Income Statement Location	2020	2019
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Income from discontinued operations	$75	$4
Indexed debt securities derivative	Gain (loss) on indexed debt securities	135	(86)
Total CenterPoint Energy		$210	$(82)

CERC

		Three Months Ended March 31,
	Income Statement Location	2020	2019
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Commodity contracts	Income from discontinued operations	$75	$4
Total CERC		$75	$4

(c)	Credit Risk Contingent Features (CenterPoint Energy and CERC)

CenterPoint Energy and CERC enter into financial derivative contracts containing material adverse change provisions. These provisions could require CenterPoint Energy or CERC to post additional collateral if the S&P or Moody’s credit ratings of CenterPoint Energy, Inc. or its subsidiaries, including CERC Corp., are downgraded.

	March 31, 2020		December 31, 2019
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$1	$1	$1	$1
Fair value of collateral already posted	—	—	—	—
Additional collateral required to be posted if credit risk contingent features triggered	1	1	1	1

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Registrants’ judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Registrants develop these inputs based on the best information available, including the Registrants’ own data. A market approach is utilized to value the Registrants’ Level 3 assets or liabilities. As of March 31, 2020, CenterPoint Energy’s and CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.15 to $4.83 per MMBtu for CenterPoint Energy, with a volumetrically weighted average of $2.22 per MMBtu, and from $1.15 to $4.83 per MMBtu for CERC, with a volumetrically weighted average of $2.22 per MMBtu) as an unobservable input. CenterPoint Energy’s and CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options). Forward price decreases (increases) as of March 31, 2020 would have resulted in lower (higher) values, respectively, for long forwards and options and higher (lower) values, respectively, for short forwards and options.

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis. The Registrants also recognize purchases of Level 3 financial assets and liabilities at their fair value at the end of the reporting period.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	March 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$680	$—	$—	$—	$680	$825	$—	$—	$—	$825
Investments, including money market funds (2)	48	—	—	—	48	49	—	—	—	49
Natural gas derivatives (3)(4)(5)	—	305	41	(133)	213	—	250	42	(98)	194
Hedged portion of gas imbalance payable	1	—	—	—	1	—	—	—	—	—
Total assets	$729	$305	$41	$(133)	$942	$874	$250	$42	$(98)	$1,068
Liabilities
Indexed debt securities derivative	$—	$758	$—	$—	$758	$—	$893	$—	$—	$893
Interest rate derivatives	—	26	—	—	26	—	10	—	—	10
Natural gas derivatives	—	23	—	—	23	—	22	—	—	22
Natural gas derivatives (3)(4)(5)	—	201	18	(183)	36	—	195	24	(161)	58
Hedged portion of natural gas inventory (5)	19	—	—	—	19	13	—	—	—	13
Hedged portion of gas imbalance receivable	2	—	—	—	2	—	—	—	—	—
Total liabilities	$21	$1,008	$18	$(183)	$864	$13	$1,120	$24	$(161)	$996

Houston Electric

	March 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Netting	Total	Level 1	Level 2	Level 3	Netting	Total
Assets	(in millions)
Investments, including money market funds (2)	$31	$—	$—	$—	$31	$32	$—	$—	$—	$32
Total assets	$31	$—	$—	$—	$31	$32	$—	$—	$—	$32

CERC

	March 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Netting (1)	Total	Level 1	Level 2	Level 3	Netting (1)	Total
Assets	(in millions)
Corporate equities	$1	$—	$—	$—	$1	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11	11	—	—	—	11
Natural gas derivatives (3)(4)(5)	—	305	41	(133)	213	—	250	42	(98)	194
Hedged portion of gas imbalance payable	1	—	—	—	1	—	—	—	—	—
Total assets	$13	$305	$41	$(133)	$226	$13	$250	$42	$(98)	$207
Liabilities
Natural gas derivatives (3)(4)(5)	$—	$201	$18	$(183)	$36	$—	$195	$24	$(161)	$58
Hedged portion of natural gas inventory (5)	19	—	—	—	19	13	—	—	—	13
Hedged portion of gas imbalance receivable	2	—	—	—	2	—	—	—	—	—
Total liabilities	$21	$201	$18	$(183)	$57	$13	$195	$24	$(161)	$71

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CenterPoint Energy and CERC to settle positive and negative positions and also include cash collateral posted with the same counterparties as follows:

	March 31, 2020		December 31, 2019
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Cash collateral posted with the same counterparties	$50	$50	$63	$63

(2)	Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

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

(5)	Amounts are classified as held for sale in the Registrants’ respective Condensed Consolidated Balance Sheets.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CenterPoint Energy and CERC have utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2020		2019
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning balance	$18	$18	$30	$30
Total gains (losses)	15	15	(1)	(1)
Total settlements	(10)	(10)	(15)	(15)
Transfers into Level 3	—	—	1	1
Transfers out of Level 3	—	—	(2)	(2)
Ending balance (1)	$23	$23	$13	$13

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date:
	$14	$14	$(2)	$(2)

(1)
CenterPoint Energy and CERC did not have significant Level 3 purchases or sales during the three months ended March 31, 2020 or 2019. The Level 3 assets and liabilities as of March 31, 2020 and 2019 are classified in the CenterPoint Energy’s and CERC’s respective Condensed Consolidated Balance Sheets as held for sale.

Items Measured at Fair Value on a Nonrecurring Basis

Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 primarily due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of the financial statements, that an other than temporary decrease in the value of its investment in Enable had occurred. The impairment analysis compared the estimated fair value of CenterPoint Energy’s investment in Enable to its carrying value. The fair value of the investment was determined using multiple valuation methodologies under both the market and income approaches. Both of these approaches incorporate significant estimates and assumptions, including:

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

Weighting of the Different Approaches

Significant unobservable inputs used include the growth rate applied to the projected cash distributions beyond 2020 and the discount rate used to determine the present value of the estimated future cash flows. Based on the significant unobservable estimates and assumptions required, CenterPoint Energy concluded that the fair value estimate should be classified as a Level 3 measurement within the fair value hierarchy. As a result of this analysis, CenterPoint Energy recorded an other than temporary impairment on its investment in Enable of $1,541 million, reducing the fair value of the investment to $848 million. See Note 9 for further discussion of the impairment.

As of March 31, 2020, CenterPoint Energy recorded a goodwill impairment charge of $185 million in the Indiana Electric Integrated reporting unit. See Note 10 for further information.

CenterPoint Energy recognized a goodwill impairment charge of $82 million upon classifying the Infrastructure Services Disposal Group as held for sale and CenterPoint Energy and CERC recognized a goodwill impairment charge of approximately $62 million and a loss on assets held for sale of approximately $70 million upon classifying the Energy Services Disposal Group as held for sale. Using a market approach, the fair value of the Infrastructure Services Disposal Group as of March 31, 2020 is determined to be approximately $864 million and the fair value of the Energy Services Disposal Group as of March 31, 2020 is determined to be approximately $402 million. For both Disposal Groups, CenterPoint Energy and CERC, as applicable, used the contractual sales price adjusted for estimated working capital, and other contractual purchase price adjustments, which are Level 2 inputs. See Note 3 for further information.

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

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
CenterPoint Energy
Long-term debt, including current maturities (1)	$15,238	$16,047	$15,093	$16,067
Houston Electric
Long-term debt, including current maturities (1)	$4,888	$5,368	$4,950	$5,457
CERC
Long-term debt, including current maturities	$2,377	$2,637	$2,546	$2,803

(1)	Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of March 31, 2020, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	March 31, 2020	December 31, 2019
	(in millions)
Enable	$848	$2,406
Other	2	2
Total	$850	$2,408

CenterPoint Energy evaluates its equity method investments for impairment when factors indicate that a decrease in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply of crude oil and natural gas and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of the financial statements, that an other than temporary decrease in the value of its investment in Enable had occurred. CenterPoint Energy wrote down the value of its investment in Enable to its estimated fair value of $848 million and recognized an impairment charge of $1,541 million during the three months ended March 31, 2020. Both the income approach and market approach were utilized to estimate the fair value of CenterPoint Energy’s equity investment in Enable, which includes common units, general partner interest and incentive distribution rights held by CenterPoint Energy through CNP Midstream. The determination of fair value considered a number of relevant factors including Enable’s common unit price and forecasted distributions, recent comparable transactions and the limited float of Enable’s publicly traded common units. See Note 8 for further discussion of the determination of fair value of CenterPoint Energy’s investment in Enable.

Equity in Earnings of Unconsolidated Affiliates, net (CenterPoint Energy):

	Three Months Ended March 31,
	2020	2019
	(in millions)
Enable	$(1,475)	$62
Other	—	—
Total	$(1,475)	$62

CenterPoint Energy recognized a loss of $1,475 million from its investment in Enable for the three months ended March 31, 2020. This loss included an impairment charge on its investment in Enable of $1,541 million.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	March 31, 2020
	Limited Partner Interest (1)	Common Units (2)	Enable Series A Preferred Units (3)
CenterPoint Energy	53.7%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.8%	90,604,066	—
Total units outstanding	100.0%	435,443,494	14,520,000

(1)	Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)	Held indirectly through CNP Midstream by CenterPoint Energy.

(3)
The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of March 31, 2020 and $363 million as of December 31, 2019. No impairment charges or adjustment due to observable price changes were required or recorded during the current or prior reporting periods.

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

	March 31, 2020
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

(2)
Enable previously expected to pay a minimum quarterly distribution of $0.2875 per common unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to Enable GP and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per common unit in any quarter, Enable GP will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances Enable GP will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

(3)	Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy):

CenterPoint Energy

	Three Months Ended March 31,
	2020		2019
	Per Unit	Cash Distribution	Per Unit	Cash Distribution

Enable common units (1)	$0.3305	$77	$0.3180	$74
Enable Series A Preferred Units	0.6250	9	0.6250	9
Total CenterPoint Energy		$86		$83

(1)	On April 1, 2020, Enable announced a 50% reduction in its quarterly distribution per common unit from $0.3305 to $0.16525.

Transactions with Enable (CenterPoint Energy and CERC):
The transactions with Enable in the following tables exclude transactions with the Energy Services Disposal Group, which are now reflected as discontinued operations and liabilities held for sale.

	Three Months Ended March 31,
	2020	2019
	(in millions)
CenterPoint Energy
Natural gas expenses, includes transportation and storage costs	$27	$27
CERC
Natural gas expenses, includes transportation and storage costs	27	27

	March 31, 2020	December 31, 2019
	(in millions)
CenterPoint Energy
Accounts payable for natural gas purchases from Enable	$9	$9
CERC
Accounts payable for natural gas purchases from Enable	9	9

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating revenues	$648	$795
Cost of sales, excluding depreciation and amortization	226	378
Depreciation and amortization	104	105
Goodwill and long-lived assets impairments	28	—
Operating income	146	165
Net income attributable to Enable common units	103	113
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$55	$61
Basis difference amortization (1)	12	12
Loss on dilution, net of proportional basis difference recognition	(1)	(11)
Impairment of CenterPoint Energy’s equity method investment in Enable	(1,541)	—
CenterPoint Energy’s equity in earnings, net	$(1,475)	$62

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Current assets	$333	$389
Non-current assets	11,784	11,877
Current liabilities	391	780
Non-current liabilities	4,374	4,077
Non-controlling interest	27	37
Preferred equity	362	362
Accumulated other comprehensive loss	(9)	(3)
Enable partners’ equity	6,972	7,013
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,739	$3,767
CenterPoint Energy’s basis difference (1)	(2,891)	(1,361)
CenterPoint Energy’s equity method investment in Enable	$848	$2,406

(1)
Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the three months ended March 31, 2020. The basis difference is being amortized through the year 2048.

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill and intangible assets related to the Infrastructure Services and Energy Services Disposal Groups are classified as held for sale on CenterPoint Energy’s and CERC’s respective Condensed Consolidated Balance Sheets, as applicable, and are excluded from the tabular disclosures below. See Note 3 for further information.
CenterPoint Energy’s goodwill by reportable segment as of March 31, 2020 and December 31, 2019 is as follows:

	December 31, 2019	Impairment	March 31, 2020
	(in millions)
Indiana Electric Integrated	$1,121	$185	$936
Natural Gas Distribution	3,312	—	3,312
Corporate and Other	449	—	449
Total	$4,882	$185	$4,697

CERC’s goodwill by reportable segment as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Natural Gas Distribution	$746	$746
Corporate and Other	11	11
Total	$757	$757

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The reporting units approximate the reportable segments, with the exception of ESG, which is a separate reporting unit but included in CenterPoint Energy’s Corporate and Other. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is the impairment charge that should be recorded, not to exceed the carrying amount of goodwill.

In connection with their preparation of the financial statements for the three months ended March 31, 2020, CenterPoint Energy and CERC identified triggering events to perform interim goodwill impairment tests for each of their reporting units due to the macroeconomic conditions related in part to the COVID-19 pandemic and the resulting decrease in CenterPoint Energy’s enterprise market capitalization below book value from the decline in CenterPoint Energy’s common stock price.

CenterPoint Energy’s interim impairment test in the first quarter of 2020 resulted in a non-cash goodwill impairment charge in the amount of $185 million for the Indiana Electric Integrated reportable segment. The Indiana Electric Integrated reporting unit fair value analysis resulted in an implied fair value of goodwill of $936 million for this reporting unit, and as a result, the non-cash impairment charge was recorded in the three months ended March 31, 2020.

CenterPoint Energy estimated the value of the Indiana Electric Integrated reporting unit using primarily an income approach. Under the income approach, the fair value of the reporting unit is determined by using the present value of future expected cash flows, which include management’s projections of the amount and timing of future capital expenditures and the cash inflows from the related regulatory recovery. These estimated future cash flows are then discounted using a rate that approximates the weighted average cost of capital of a market participant. The selection of the discount rate requires significant judgment.

With the exception of Indiana Electric Integrated discussed above, the fair value of each of CenterPoint Energy’s and CERC’s reporting units exceeded their carrying value, resulting in no goodwill impairment from the March 31, 2020 interim impairment test. See Note 3 for goodwill impairments included within discontinued operations.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(5)	$28	$33	$(4)	$29
Trade names	16	(1)	15	16	(1)	15
Construction backlog (1)	5	(4)	1	5	(4)	1
Operation and maintenance agreements (1)	12	(1)	11	12	—	12
Other	2	(1)	1	2	(1)	1
Total	$68	$(12)	$56	$68	$(10)	$58

(1)
Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$1	$—
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas	1	7

CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
Remaining nine months of 2020	$6
2021	6
2022	6
2023	6
2024	5
2025	5

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

	Shares Held
	March 31, 2020	December 31, 2019
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,503

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of March 31, 2020. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	March 31, 2020	December 31, 2019
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of March 31, 2020, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $70 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(12) Short-term Borrowings and Long-term Debt

(a)	Short-term Borrowings (CenterPoint Energy and CERC)

Inventory Financing. NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had no outstanding obligations related to the AMAs as of both March 31, 2020 and December 31, 2019.

(b)	Long-term Debt

Credit Facilities. The Registrants had the following revolving credit facilities as of March 31, 2020:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of March 31, 2020 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	1.500%	65%	(3)	59.0%	March 3, 2022
July 14, 2017	CenterPoint Energy (4)	400	1.125%	65%		50.4%	July 14, 2022
July 14, 2017	CenterPoint Energy (5)	200	1.250%	65%		56.5%	July 14, 2022
March 3, 2016	Houston Electric	300	1.250%	65%	(3)	53.4%	March 3, 2022
March 3, 2016	CERC	900	1.250%	65%		43.6%	March 3, 2022
	Total	$5,100

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreements, excluding Securitization Bonds.

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of March 31, 2020.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	March 31, 2020				December 31, 2019
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$900	$6	$1,169	2.17%	$—	$6	$1,633	1.95%
CenterPoint Energy (2)	150	—	76	2.19%	—	—	268	2.08%
CenterPoint Energy (3)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	1	205	2.80%	—	1	377	1.94%
Total	$1,050	$7	$1,450		$—	$7	$2,278

(1)	CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.

(2)	This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(3)	This credit facility was issued by VCC and is guaranteed by Vectren.

Other. As of March 31, 2020, certain financial institutions agreed to issue, from time to time, up to $50 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2020. As of March 31, 2020, such financial institutions had issued $20 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

Houston Electric had $68 million and $68 million of general mortgage bonds outstanding as of March 31, 2020 and December 31, 2019, respectively, as collateral for long-term debt of CenterPoint Energy that matures in 2028. These bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended March 31,
	2020	2019
CenterPoint Energy - Continuing operations (1)	25%	9%
CenterPoint Energy - Discontinued operations (2)	10%	24%
Houston Electric (3)	13%	18%
CERC - Continuing operations (4)	21%	14%
CERC - Discontinued operations (5)	15%	22%

(1)
CenterPoint Energy’s higher effective tax rate on the loss from continuing operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to lower earnings from the impairment of CenterPoint Energy’s investment in Enable. Other effective tax rate drivers include the non-deductible goodwill impairment at the Indiana Electric Integrated reporting unit, the impact of NOL carryback claims allowed under the CARES Act, and an increase in the amount of remeasurement of state deferred tax liabilities for changes in apportionment, the effects of which were compounded by the book loss in the three months ended March 31, 2020.

(2)
CenterPoint Energy’s lower effective tax rate on the loss from discontinued operations for the three months ended March 31, 2020 was primarily due to the non-deductible portions of goodwill impairments on the Energy Services and Infrastructure Services Disposal Groups.

(3)
Houston Electric's lower effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability.

(4)
CERC’s higher effective tax rate on income from continuing operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a decrease in the amount of amortization of the net regulatory EDIT liability.

(5)
CERC’s lower effective tax rate on the loss from discontinued operations for the three months ended March 31, 2020 was due to the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, deferring the payment of the employer share of payroll taxes for the remaining months of 2020 until 2021 and 2022, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, CenterPoint Energy recorded a $19 million benefit resulting from carryback claims expected to be filed to refund taxes paid in prior years.

The Registrants reported a net uncertain tax liability, inclusive of interest and penalties, of $8 million as of March 31, 2020. A net $1 million decrease from December 31, 2019 was primarily driven by a favorable court of appeals decision resulting in a reduction of the associated state tax reserve. The Registrants believe that it is reasonably possible that a decrease of up to $5 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures and/or the filing of applications for accounting method changes. For CenterPoint Energy, tax years through 2017 have been audited and settled with the IRS. For the 2018-2020 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. Legacy Vectren is not currently under audit with the IRS, and the 2017-2019 tax years are still open.

(14) Commitments and Contingencies

(a)	Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segment and CenterPoint Energy’s Indiana Electric Integrated reportable segment. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of March 31, 2020, minimum purchase obligations are approximately:

	CenterPoint Energy (1)	CERC (1)
	(in millions)
Remaining nine months of 2020	$464	$309
2021	601	417
2022	409	234
2023	327	175
2024	263	168
2025	208	163
2026 and beyond	1,622	1,329

(1)	Excludes Energy Services Disposal Group obligations.

Indiana Electric Integrated also has other purchased power agreements that do not have minimum thresholds but require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

CenterPoint Energy’s and CERC’s NGD have AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group. The AMAs have varying terms, the longest of which expires in 2021. For further information, see Note 3.

(b)	Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, ESG enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to ESG’s role as a general contractor in the performance contracting industry, as of March 31, 2020, there were 62 open surety bonds supporting future performance with an aggregate face amount of approximately $563 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of March 31, 2020, approximately 34% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of March 31, 2020 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of March 31, 2020, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $513 million as of March 31, 2020. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(c)	Guarantees and Product Warranties (CenterPoint Energy and CERC)

In the normal course of business, the Energy Services Disposal Group trades natural gas under supply contracts and enters into natural gas related transactions under transportation, storage and other contracts. In connection with the Energy Services Disposal Group’s business activities, CERC Corp. has issued guarantees to the Energy Services Disposal Group’s counterparties to guarantee the payment of the Energy Services Disposal Group’s obligations. While the Energy Services Disposal Group remains wholly-owned by CERC Corp., these guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of the Energy Services Disposal Group’s obligations to allow the Energy Services Disposal Group to conduct business without posting other forms of assurance. As of March 31, 2020, the face amount of CERC Corp.’s guarantees of the Energy Services Disposal Group’s obligations was approximately $1.5 billion.

A CERC Corp. guarantee primarily has a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by the Energy Services Disposal Group prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Since CERC Corp. has owned the Energy Services Disposal Group, CERC Corp. has not paid any amounts under any guarantees of the Energy Services Disposal Group’s obligations. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy and CERC consider the likelihood of a material amount being incurred as remote.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. Under the terms of the Equity Purchase Agreement, Athena Energy Services must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after closing of the sale. Additionally, to the extent that CERC Corp. retains any exposure relating to the guarantees of the Energy Services Disposal Group obligations 90 days after closing, Athena Energy Services will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months.

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 related to these guarantees.

(d)	Legal, Environmental and Other Matters

Legal Matters

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

	March 31, 2020
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$11	$7
Minimum estimated remediation costs	7	5
Maximum estimated remediation costs	53	32
Minimum years of remediation	5	30
Maximum years of remediation	50	50

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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. While the EPA Phase I Reconsideration moves forward, the existing CCR compliance obligations remain in effect. In August 2019, the EPA proposed additional amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. These amendments have not yet been finalized. The proposed revisions would not restrict Indiana Electric’s current beneficial reuse of its fly ash.

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

As of March 31, 2020, CenterPoint Energy has recorded an approximate $69 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

	Three Months Ended March 31,
	2020	2019

Continuing Operations Numerator:
Income (loss) from continuing operations	$(1,053)	$143
Less: Preferred stock dividend requirement	29	29
Income (loss) available to common shareholders - basic	(1,082)	114
Add back: Series B Preferred Stock dividend (2)	—	—
Income (loss) available to common shareholders from continuing operations - diluted	$(1,082)	$114
Discontinued Operations Numerator:
Income (loss) from discontinued operations	$(146)	$26

Denominator:
Weighted average common shares outstanding - basic	502,388,000	501,521,000
Plus: Incremental shares from assumed conversions:
Restricted stock (1)	—	2,423,000
Series B Preferred Stock (2)	—	—
Weighted average common shares outstanding - diluted	502,388,000	503,944,000

Earnings (loss) per common share:
Basic earnings (loss) per common share - continuing operations	$(2.15)	$0.23
Basic earnings (loss)per common share - discontinued operations	(0.29)	0.05
Basic Earnings (Loss) Per Common Share	$(2.44)	$0.28

Diluted earnings (loss) per common share - continuing operations	$(2.15)	$0.23
Diluted earnings (loss) per common share - discontinued operations	(0.29)	0.05
Diluted Earnings (Loss) Per Common Share	$(2.44)	$0.28

(1)
2,567,000 incremental shares from assumed conversions of restricted stock have not been included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2020, as their inclusion would be anti-dilutive.

(2)
The potentially dilutive impact from Series B Preferred Stock applies the if-converted method in calculating diluted earnings per common share. Under this method, diluted earnings per common share is adjusted for the more dilutive effect of the Series B Preferred Stock as a result of either its accumulated dividend for the period in the numerator or the assumed-converted common share equivalent in the denominator. The computation of diluted earnings per common share outstanding for the three months ended March 31, 2020 and 2019 excludes Series B Preferred Stock dividends of $17 million and $17 million, respectively, and 35,923,000 and 34,354,000 potentially dilutive shares, respectively, because to include them would be anti-dilutive. However, these could be potentially dilutive in the future.

(16) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the Registrants’ CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. As of January 1, 2020, the Registrants’ CODM views net income as the measure of profit or loss for the reportable segments rather than the previous measure of operating income. Certain prior year amounts have been reclassified to conform to the current year presentation.

As of March 31, 2020, reportable segments by Registrant were as follows:

Registrants	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Midstream Investments
CenterPoint Energy	X	X	X	X
Houston Electric	X
CERC			X

•	CenterPoint Energy’s and Houston Electric’s Houston Electric T&D reportable segment consists of electric transmission and distribution services in the Texas Gulf Coast area.

•
CenterPoint Energy’s Indiana Electric Integrated reportable segment consists of electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

•
CenterPoint Energy’s Natural Gas Distribution reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Ohio, Oklahoma and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP, formerly included in the Energy Services reportable segment; and (iii) temporary delivery of LNG and CNG throughout the contiguous 48 states through MES, formerly included in the Energy Services reportable segment.

•
CERC’s Natural Gas Distribution reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP, formerly included in the Energy Services reportable segment; and (iii) temporary delivery of LNG and CNG throughout the contiguous 48 states through MES, formerly included in the Energy Services reportable segment.

•	CenterPoint Energy’s Midstream Investments reportable segment consists of the equity investment in Enable (excluding the Enable Series A Preferred Units).

•
CenterPoint Energy’s Corporate and Other consists of energy performance contracting and sustainable infrastructure services through ESG and other corporate operations which support all of the business operations of CenterPoint Energy.

•	CERC’s Corporate and Other consists primarily of corporate operations which support all of the business operations of CERC.

Discontinued Operations

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group, which consists of underground pipeline construction and repair services. Accordingly, the previously reported Infrastructure Services reportable segment has been eliminated. The transaction closed on April 9, 2020. See Note 3 for further information.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group, which consists of non-rate regulated natural gas sales and service operations. Accordingly, the previously reported Energy Services reportable segment has been eliminated. The transaction is expected to close in the second quarter of 2020. See Note 3 for further information.

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended March 31,
	2020
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Depreciation and Amortization	Interest Income		Interest Expense		Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Houston Electric T&D	$638	(3)	$—	$129	$1	(1)	$(41)	(2)	$5	$37
Indiana Electric Integrated	129		—	25	—		(6)		3	(171)
Natural Gas Distribution	1,318		—	111	1		(32)		56	204
Midstream Investments	—		(1,475)	—	—		(14)		(361)	(1,127)
Corporate and Other	82		—	17	48		(96)		(50)	4
Eliminations	—		—	—	(50)		50		—	—
Continuing Operations	$2,167		$(1,475)	$282	$—		$(139)		$(347)	(1,053)
Discontinued Operations, net										(146)
Consolidated										$(1,199)

	Three Months Ended March 31,
	2019
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Depreciation and Amortization	Interest Income		Interest Expense		Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Houston Electric T&D	$689	(3)	$—	$175	$4	(1)	$(40)	(2)	$6	$30
Indiana Electric Integrated	83		—	16	—		(3)		(2)	(9)
Natural Gas Distribution	1,415		—	95	1		(23)		26	120
Midstream Investments	—		62	—	2		(12)		28	24
Corporate and Other	42		—	14	46		(84)		(44)	(22)
Eliminations	—		—	—	(41)		41		—	—
Consolidated	$2,229		$62	$300	$12		$(121)		$14	143
Discontinued Operations, net										26
Consolidated										$169

(1)	Excludes interest income from Securitization Bonds of $1 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Excludes interest expense on Securitization Bonds of $8 million and $12 million for the three months ended March 31, 2020 and 2019, respectively.

(3)	CenterPoint Energy’s Houston Electric T&D’s revenues from major external customers are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Affiliates of NRG	$156	$151
Affiliates of Vistra Energy Corp.	81	54

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

Houston Electric’s T&D revenues from major external customers are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Affiliates of NRG	$156	$151
Affiliates of Vistra Energy Corp.	81	54

CERC

	Three Months Ended March 31,
	2020
	Revenues from External Customers	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Natural Gas Distribution	$1,008	$74	$1	$(21)	$44	$134
Corporate and Other	3	—	21	(31)	(9)	(3)
Eliminations	—	—	(22)	22	—	—
Continuing Operations	$1,011	$74	$—	$(30)	$35	131
Discontinued Operations, net						(64)
Consolidated						$67

	Three Months Ended March 31,
	2019
	Revenues from External Customers	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Natural Gas Distribution	$1,211	$73	$1	$(19)	$26	$119
Corporate and Other	1	—	20	(31)	(8)	(9)
Eliminations	—	—	(21)	21	—	—
Continuing Operations	$1,212	$73	$—	$(29)	$18	110
Discontinued Operations, net						28
Consolidated						$138

CenterPoint Energy and CERC

	Total Assets
	March 31, 2020		December 31, 2019
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Houston Electric T&D	$10,870	$—	$11,264	$—
Indiana Electric Integrated	3,015	—	3,168	—
Natural Gas Distribution	13,979	7,562	14,105	7,698
Midstream Investments	915	—	2,473	—
Corporate and Other, net of eliminations	2,969	(87)	2,555	(90)
Continuing Operations	31,748	7,475	33,565	7,608
Assets Held for Sale	1,647	675	1,964	904
Consolidated	$33,395	$8,150	$35,529	$8,512

(17) Supplemental Disclosure of Cash Flow Information

CenterPoint Energy and CERC elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. See Note 3 for certain supplemental cash flow disclosures related to the Infrastructure Services and Energy Services Disposal Groups. The table below provides supplemental disclosure of cash flow information and has not been recast to exclude the Infrastructure Services and Energy Services Disposal Groups.

	Three Months Ended March 31,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$148	$68	$35	$154	$86	$35
Income tax refunds, net	—	—	—	(4)	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	200	110	66	166	98	49
ROU assets obtained in exchange for lease liabilities (1)	14	—	5	29	1	26

(1)	2019 includes the transition impact of adoption of ASU 2016-02 Leases.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows and has not been recast to exclude the Infrastructure Services and Energy Services Disposal Groups.

	March 31, 2020			December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents	$220	$196	$1	$241	$216	$2
Restricted cash included in Prepaid expenses and other current assets	27	19	—	30	19	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$247	$215	$1	$271	$235	$2

(18) Related Party Transactions (Houston Electric and CERC)

Houston Electric and CERC participate in CenterPoint Energy’s money pool through which they can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the CenterPoint Energy money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.

The table below summarizes CenterPoint Energy money pool activity:

	March 31, 2020		December 31, 2019
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$(133)	$—	$481	$—
Weighted average interest rate	1.98%	1.98%	1.98%	1.98%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets.

Houston Electric and CERC affiliate related net interest income (expense) were as follows:

	Three Months Ended March 31,
	2020		2019
	Houston Electric	CERC	Houston Electric	CERC

Interest income (expense) (1)	$1	$—	$3	$1

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2020		2019
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$49	$55	$52	$43
Net affiliate service charges (billings)	(6)	6	(2)	2

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Three Months Ended March 31,
	2020		2019
	Houston Electric	CERC	Houston Electric	CERC

Cash dividends paid to parent	$385	$32	$24	$20
Cash contribution from parent	—	—	590	—

(19) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy paid dividends on its Common Stock during the three months ended March 31, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
February 3, 2020	February 20, 2020	March 12, 2020	$0.2900	$145
Total 2020			$0.2900	$145

December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
Total 2019			$0.2875	$144

CenterPoint Energy paid dividends on its Series A Preferred Stock during the three months ended March 31, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
February 3, 2020	February 14, 2020	March 2, 2020	$30.6250	$25
Total 2020			$30.6250	$25

December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
Total 2019			$32.1563	$26

CenterPoint Energy paid dividends on its Series B Preferred Stock during the three months ended March 31, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
February 3, 2020	February 14, 2020	March 2, 2020	$17.5000	$17
Total 2020			$17.5000	$17

December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
Total 2019			$17.5000	$17

Dividend Requirement on Preferred Stock (CenterPoint Energy)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Series A Preferred Stock	$12	$12
Series B Preferred Stock	17	17
Total preferred stock dividend requirement	$29	$29

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(98)	$(15)	$10	$(108)	$(14)	$5
Other comprehensive income (loss) before reclassifications:
Deferred gain (loss) from interest rate derivatives (1)	—	—	—	(1)	(1)	—
Other comprehensive loss from unconsolidated affiliates	(3)	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (2)	2	—	—	2	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	—	—	—	1	—	—
Tax expense	(1)	—	—	(1)	—	—
Net current period other comprehensive income (loss)	(2)	—	—	1	(1)	—
Ending Balance	$(100)	$(15)	$10	$(107)	$(15)	$5

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

Series C Preferred Stock Private Placement (CenterPoint Energy)

On May 6, 2020, CenterPoint Energy entered into agreements for the private placement of 725,000 shares of its Series C Preferred Stock, at a price of $1,000 share, resulting in gross proceeds of $725 million.

The Series C Preferred Stock is entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. At liquidation, the Series C Preferred Stock will rank pari passu to the existing Series A Preferred Stock and Series B Preferred Stock and senior to the Common Stock, but will participate in a liquidation only on an as-converted to Common Stock basis.

Conversion of the Series C Preferred Stock is mandatory upon the occurrence of any of the following triggers: (i) the 12-month anniversary date of the preferred stock purchase agreements, (ii) a bankruptcy event, and (iii) a fundamental change in CenterPoint Energy, including, among other things certain change of control events. Upon a mandatory conversion, each share of Series C Preferred Stock will convert into the number of Common Stock equal to the quotient of $1,000 divided by the prevailing conversion price, which is initially $15.31. In a conversion at the 12-month anniversary date, in lieu of issuing Common Stock, CenterPoint Energy may, at its election, make a cash payment equal to the product of (i) the then current market price of the Common Stock multiplied by (ii) the number of shares of Common Stock that such holder would have been entitled to receive in a conversion. Following the six-month anniversary date of the issuance of the Series C Preferred Stock, holders of Series C Preferred Stock also have an optional right to convert their holdings to Common Stock at any time, subject to a limit on conversion of no more than 4.9% of the outstanding Common Stock. The conversion price is subject to adjustment for subdivisions and combinations, dividends or distributions payable in common stock. If all of the 725,000 shares of Series C Preferred Stock converted at the current conversion price, CenterPoint Energy would issue an incremental 47,354,670 shares of Common Stock.

CenterPoint Energy may not issue more than a specified amount of outstanding Common Stock upon conversion of Preferred Stock. Once such specified amount has been reached, each Series C Preferred Stock holder electing to convert or subject to mandatory conversion will receive a cash payment equal to the product of (i) the market price of the Common Stock multiplied by (ii) the number of shares of Common Stock that such holder would have been entitled to receive in a conversion.

Series C Preferred Stock holders have no voting rights, except that the affirmative vote of a majority of outstanding Series C Preferred Stock is required for the company to (i) create any class or series of securities that is senior to the Series C Preferred Stock; (ii) reclassify or amend any authorized securities of CenterPoint Energy if reclassification would render the relevant security on a parity with or senior to the Series C Preferred Stock; or (iii) increase the authorized amount or issue any additional shares of Series C Preferred Stock.

The vote of at least 66 2/3% of the outstanding shares of Series C Preferred Stock is needed to amend the terms of the Series C Preferred Stock in any manner that would adversely alter or change the rights of the Series C Preferred Stock, subject to certain exceptions.

Common Stock Private Placement (CenterPoint Energy)

On May 6, 2020, CenterPoint Energy entered into agreements for the private placement of 41,977,612 shares of its Common Stock, at a price of $16.08 share, resulting in gross proceeds of $675 million.

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock (1)	April 24, 2020	May 21, 2020	June 11, 2020	$0.1500
Series B Preferred Stock	April 24, 2020	May 15, 2020	June 1, 2020	17.5000

(1)
On April 1, 2020, in response to the reduction in cash flow related to the reduction in Enable quarterly common unit distributions announced by Enable on April 1, 2020, CenterPoint Energy announced a reduction of its quarterly common stock dividend per share from $0.2900 to $0.1500.

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units (1)	May 5, 2020	May 19, 2020	May 27, 2020	$0.16525	$39
Enable Series A Preferred Units	May 5, 2020	May 5, 2020	May 15, 2020	0.62500	9

(1)	On April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction.

Divestiture of Infrastructure Services (CenterPoint Energy)

On April 9, 2020, CenterPoint Energy completed the previously announced sale of the Infrastructure Services Disposal Group to PowerTeam Services for $850 million in cash, subject to an adjustment for working capital and other contractual adjustments. The net proceeds of the sale were used to repay a portion of outstanding CenterPoint Energy debt. See Note 3 for further information.

ERCOT Loan Agreement (CenterPoint Energy and Houston Electric)

On April 13, 2020, in connection with the PUCT’s COVID-19 ERP, Houston Electric entered into a no-interest loan agreement with ERCOT to provide for an initial fund balance for reimbursement for approximately $5 million.

Private Placements

On May 6, 2020, CenterPoint Energy entered into agreements for the private placements of its Series C Preferred Stock and its Common Stock. For more information about the private placements, see Note 19.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following combined discussion and analysis should be read in combination with the Interim Condensed Financial Statements contained in this Form 10-Q and the Registrants’ combined 2019 Form 10-K. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific Registrant has been segregated and labeled as such. In this Form 10-Q, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries. No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

RECENT EVENTS

COVID-19 Impacts. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders in our service territories. CenterPoint Energy has experienced some resulting disruptions to its business operations, as these restrictions have significantly impacted many sectors of the economy with various businesses curtailing or ceasing normal operations. For example, since mid-March, we have had to restrict access to our administrative offices around the United States. However, we continue to be productive through alternate work arrangements, leveraging a strong technology platform to support our employees working remotely at home to perform their duties or directly from their vehicles to serve our customers. Where we must maintain a presence in the field, we have adjusted our operational protocols to minimize exposure and risk to our field personnel, customers and the communities we serve, including, among other things, modifying our work schedules and reporting locations, delaying certain work types, such as maintenance and capital projects, and adjusting project scope and scale to adhere to safety protocols, while continuing to maintain the work activities necessary for safe and reliable service to our customers with increased safety precautions.

Our first priority in our response to this crisis has been the health and safety of our employees, our customers and other business counterparties. Because we provide a critical service to our customers, it is paramount that we keep our employees who operate our business safe and informed, and we have taken and are updating precautions for that purpose. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations under the circumstances. In addition, we have assessed and updated our existing business continuity plans for each of our business units in the context of this pandemic. We have a corporate response planning team who assesses risks to the business, including for health, safety and environmental matters and personnel issues, and addresses various impacts of the situation, as they have been developing. We also have modified certain business practices (including those related to employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented. We are also working with our suppliers to understand the potential impacts to our supply chain, including identifying any negative impacts to material supplies, working to mitigate them and pre-planning for longer-term emergency response protocols. This is a rapidly evolving situation and could lead to extended disruption of economic activity in our markets; we will continue to monitor developments affecting our workforce, our customers and our suppliers and take additional precautions as we believe are warranted.

An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the United States could result in lower growth and reduced demand for and usage of electricity and natural gas in our service territories as customer facilities continue to close or remain closed. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, could also be negatively impacted under the current economic conditions. In our NGD service territories and for Indiana Electric, we have informed customers that disconnections for non-payment will be temporarily suspended. For Houston Electric, we are following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. To the extent these conditions in our service territories persist, our bad debt expense from uncollectible accounts could increase, negatively impacting our financial condition, results of operations and cash flows. With respect to our regulatory proceedings, we could experience significant delays in scheduling proceedings or hearings and in obtaining orders from regulatory agencies. Any such delays could adversely affect our future results of operations.

Due to current macroeconomic conditions and the decline in our common stock price, we identified a triggering event to perform an interim goodwill impairment test and recognized a non-cash goodwill impairment charge of $185 million in our Indiana Electric Integrated reporting unit for the three months ended March 31, 2020. For further discussion of this impairment, see Note 10 to the Interim Condensed Financial Statements.

As of the date of this Form 10-Q, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results. Our electric facilities and natural gas distribution systems have remained operational and our customers have continued to receive service. Although we continue to assess the COVID-19 situation, we cannot estimate with any degree of certainty the full financial impact of the COVID-19 pandemic on our business. Nor can we predict the effect that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time. However, we expect the COVID-19 pandemic to adversely impact us in future quarters due to the considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, closures or disruptions, among other things. The ultimate impacts to our business, financial condition, results of operations, liquidity and cash flows will depend on future developments, including, among others, the ultimate duration and geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” in Item 1A of Part II of this Form 10-Q.

Enable Quarterly Distributions. The price of, and global demand for, natural gas, NGLs and crude oil have declined significantly as a result of the ongoing spread and economic effects of the COVID-19 pandemic and the significant governmental measures being implemented to control the spread of COVID-19. In addition, the recent dispute over crude oil production levels between Russia and members of the Organization of the Petroleum Exporting Countries led by Saudi Arabia have exacerbated the sharp decline in the price of NGLs and crude oil. Despite the subsequent agreement in April 2020 by a coalition of nations including Russia and Saudi Arabia to reduce production of crude oil, the price of NGLs and crude oil have remained significantly depressed and, in the case of crude oil, have at times reached a negative price. Further, financial market declines and volatility, together with deteriorating credit, liquidity concerns, decreasing production, and increasing inventories, are conditions that are associated with a general economic downturn. Producers have announced and begun to implement plans to reduce production and decrease the drilling and completion of wells in response to these conditions, which include reductions in the exploration, development and production activity across Enable’s areas of operation. As a result, the effects of the COVID-19 pandemic and the decline in demand and price for natural gas, NGLs and crude oil have begun and may continue to negatively impact the demand for midstream services. In response to the impacts of these developments on its business, on April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. For further information, see “—Liquidity and Capital Resources—Future Sources and Uses of Cash” below.

CenterPoint Energy Financial Measures. On April 1, 2020, in response to the current business environment and to strengthen its financial position and adjust for the reduction in cash flow related to the reduction in Enable quarterly common unit distributions, CenterPoint Energy announced targeted reductions in (i) its quarterly common stock dividend to $0.1500 per share; (ii) 2020 operation and maintenance expenses, excluding certain merger costs, utility costs to achieve savings, severance and amounts with revenue offsets; and (iii) 2020 capital spending. For further information, see “—Liquidity and Capital Resources—Future Sources and Uses of Cash” below.

Enable Investment Impairment. CenterPoint Energy recognized a loss of $1,475 million on its investment in Enable for the three months ended March 31, 2020. This loss included an impairment charge on its investment in Enable of $1,541 million. For further discussion, see Note 9 to the Interim Condensed Financial Statements.

CenterPoint Energy Leadership Transition. On February 19, 2020, the Board of Directors appointed John W. Somerhalder II to the position of Interim President and Chief Executive Officer. On April 1, 2020, the Board of Directors appointed Kristie L. Colvin to the position of Interim Executive Vice President and Chief Financial Officer in addition to her position as Chief Accounting Officer. In conjunction with their respective appointments, Mr. Somerhalder and Ms. Colvin also have been appointed to serve on the Board of Directors of Enable GP.

Business Divestitures. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020. On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction is expected to close in the second quarter of 2020. For further information, see Note 3 to the Interim Condensed Financial Statements.

Regulatory Proceedings. On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates. A settlement has been reached and a final order from the PUCT was received on March 9, 2020 and were implemented on April 23, 2020. For details related to our pending and completed regulatory proceedings and orders related to the TCJA to date in 2020, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Private Placements. On May 6, 2020, CenterPoint Energy entered into agreements for the private placements of its Series C Preferred Stock and its Common Stock. For more information about the private placements, see Note 19 to the Interim Condensed Financial Statements.

New Directors and Board of Directors Committee. On May 6, 2020, at the recommendation of the Governance Committee, the Board of Directors appointed David J. Lesar and Barry T. Smitherman to the Board of Directors effective immediately. Messrs. Lesar and Smitherman have been elected to serve as directors of CenterPoint Energy until the expiration of their respective terms on the date of its annual meeting of shareholders in 2021 and until their successors are elected and qualified. Messrs. Lesar and Smitherman are expected to stand for election as directors at the annual meeting of shareholders in 2021. Messrs. Lesar and Smitherman will serve on the Board of Directors’ newly established Business Review and Evaluation Committee, which will assist the Board in evaluating and optimizing the various businesses, assets and ownership interests currently held by CenterPoint Energy.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

	Three Months Ended March 31,
	2020	2019

Revenues	$2,167	$2,229
Expenses	1,950	2,018
Operating Income	217	211
Interest Expense and Other Finance Charges	(139)	(121)
Interest Expense on Securitization Bonds	(8)	(12)
Equity in Earnings of Unconsolidated Affiliates, net	(1,475)	62
Interest Income	—	12
Interest Income from Securitization Bonds	1	2
Other Income (Expense), net	4	3
Income (Loss) from Continuing Operations Before Income Taxes	(1,400)	157
Income Tax Expense (Benefit)	(347)	14
Income (Loss) from Continuing Operations	(1,053)	143
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of ($17) and $8, respectively)	(146)	26
Net Income (Loss)	(1,199)	169
Preferred Stock Dividend Requirement	29	29
Income (Loss) Available to Common Shareholders	$(1,228)	$140
Basic Earnings (Loss) Per Common Share:
Basic earnings (loss) per common share - continuing operations	$(2.15)	$0.23
Basic earnings (loss) per common share - discontinued operations	(0.29)	0.05
Basic Earnings (Loss) Per Common Share	$(2.44)	$0.28
Diluted Earnings (Loss) Per Common Share:
Diluted earnings (loss) per common share - continuing operations	$(2.15)	$0.23
Diluted earnings (loss) per common share - discontinued operations	(0.29)	0.05
Diluted Earnings (Loss) Per Common Share	$(2.44)	$0.28

Three months ended March 31, 2020 compared to three months ended March 31, 2019

CenterPoint Energy reported a loss available to common shareholders of $1,228 million ($2.44 loss per diluted common share) for the three months ended March 31, 2020 compared to income available to common shareholders of $140 million ($0.28 per diluted common share) for the three months ended March 31, 2019.

The decrease of $1,368 million in income available to common shareholders was primarily due to the following key factors:

•	a $1,151 million decrease in net income from the Midstream Investments reportable segment further discussed under Results of Operations by Reportable Segment below;

•
a $172 million increase in loss from discontinued operations, net related to the Infrastructure Services and Energy Services Disposal Groups further discussed in Note 3 to the Interim Condensed Financial Statements; and

•	a $162 million decrease in net income from the Indiana Electric Integrated reportable segment further discussed under Results of Operations by Reportable Segment below.

These decreases were partially offset by the following:

•	an $84 million increase in net income from the Natural Gas Distribution reportable segment further discussed under Results of Operations by Reportable Segment below;

•	a $26 million increase in net income from Corporate and Other further discussed under Results of Operations by Reportable Segment below; and

•	a $7 million increase in net income from the Houston Electric T&D reportable segment further discussed under Results of Operations by Reportable Segment below.

Income Tax Expense - Continuing Operations

CenterPoint Energy’s effective tax rate from continuing operations reported for the three months ended March 31, 2020 was 25% compared to 9% for the three months ended March 31, 2019.  The higher effective tax rate for the three months ended March 31, 2020 was primarily due to lower earnings from the impairment of CenterPoint Energy’s investment in Enable. Other effective tax rate drivers include the non-deductible goodwill impairment at the Indiana Electric Integrated reporting unit, the impact of NOL carryback claims allowed under the CARES Act, and an increase in the amount of remeasurement of state deferred tax liabilities for changes in apportionment, the effects of which were compounded by the book loss in the three months ended March 31, 2020.

Income Tax Expense - Discontinued Operations

CenterPoint Energy’s effective tax rate from discontinued operations reported for the three months ended March 31, 2020 was 10% compared to 24% for the three months ended March 31, 2019. The lower effective tax rate for the three months ended March 31, 2020 was primarily due to the non-deductible portions of goodwill impairments on the Energy Services and Infrastructure Services Disposal Groups.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues (1)	$634	$686
Expenses	552	605
Operating Income	82	81
Interest Expense and Other Finance Charges	(41)	(40)
Interest Expense on Securitization Bonds	(8)	(12)
Interest Income	1	4
Interest Income from Securitization Bonds	1	2
Other Income (Expense), net	3	(2)
Income before Income Taxes	38	33
Income Tax Expense	5	6
Net Income	$33	$27

(1)
Excludes weather hedge gains of $4 million and $3 million for the three months ended March 31, 2020 and 2019, respectively, recorded in Utility revenues on CenterPoint Energy’s Condensed Statements of Consolidated Income. See Note 7(a) to the Interim Condensed Financial Statements for more information on the weather hedge.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Houston Electric reported net income of $33 million for the three months ended March 31, 2020 compared to net income of $27 million for the three months ended March 31, 2019.

The increase of $6 million in net income from the Houston Electric T&D reportable segment is discussed below in Results of Operations by Reportable Segment, exclusive of weather hedges recorded at CenterPoint Energy.

Income Tax Expense

Houston Electric’s effective tax rate reported for the three months ended March 31, 2020 was 13% compared to 18% for the three months ended March 31, 2019. The lower effective tax rate for the three months ended March 31, 2020 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as the optimization of margins through natural gas basis differentials. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, competition in CERC’s various business operations, the effectiveness of CERC’s risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues	$1,011	$1,212
Expenses	811	1,052
Operating Income	200	160
Interest Expense and Other Finance Charges	(30)	(29)
Other Expense, net	(4)	(3)
Income from Continuing Operations Before Income Taxes	166	128
Income Tax Expense	35	18
Income from Continuing Operations	131	110
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of ($11) and $8, respectively)	(64)	28
Net Income	$67	$138

Three months ended March 31, 2020 compared to three months ended March 31, 2019

CERC reported net income of $67 million for the three months ended March 31, 2020 compared to net income of $138 million for the three months ended March 31, 2019.

The decrease in net income of $71 million was primarily due to a $92 million decrease in income from discontinued operations, net of tax, discussed further in Note 3 to the Interim Condensed Financial Statements.

This decrease in net income was partially offset by the following:

•	a $15 million increase in net income from the Natural Gas Distribution reportable segment discussed further under Results of Operations by Reportable Segment below; and

•	a $6 million increase in net income from Corporate and Other.

Income Tax Expense - Continuing Operations

CERC’s effective tax rate on income from continuing operations for the three months ended March 31, 2020 was 21% compared to 14% for the three months ended March 31, 2019. CERC’s higher effective tax rate on income from continuing operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a decrease in the amount of amortization of the net regulatory EDIT liability.

Income Tax Expense - Discontinued Operations

CERC’s effective tax rate from discontinued operations reported for the three months ended March 31, 2020 was 15% compared to 22% for the three months ended March 31, 2019. The lower effective tax rate for the three months ended March 31, 2020 was due to the non-deductible portion of goodwill impairment on the Energy Services Disposal Group.

RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

As of January 1, 2020, the Registrants’ CODM views net income as the measure of profit or loss for the reportable segments rather than the previous measure of operating income. Certain prior year amounts have been reclassified to conform to the current year presentation.

Discontinued Operations. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. Accordingly, the previously reported Infrastructure Services reportable segment has been eliminated. The transaction closed on April 9, 2020. For further information, see Note 3 to the Interim Condensed Financial Statements.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. Accordingly, the previously reported Energy Services reportable segment has been eliminated. The transaction is expected to close in the second quarter of 2020. For further information, see Note 3 to the Interim Condensed Financial Statements.

As of March 31, 2020, reportable segments by Registrant were as follows:

Registrants	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Midstream Investments
CenterPoint Energy	X	X	X	X
Houston Electric	X
CERC			X

Included in revenues are intersegment sales, which are accounted for as if the sales were to third parties at current market prices. See Note 16 to the Interim Condensed Financial Statements for details of reportable segments by Registrant.

Houston Electric T&D (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Houston Electric T&D reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of the Houston Electric T&D reportable segment:

	Three Months Ended March 31,
	2020	2019

Utility Revenues:
TDU (1)	$600	$595
Bond Companies	38	94
Total utility revenues	638	689
Expenses:
Operation and maintenance, excluding Bond Companies	358	366
Depreciation and amortization, excluding Bond Companies	99	93
Taxes other than income taxes	64	62
Bond Companies	31	84
Total expenses	552	605
Operating Income	86	84
Other Income (Expense)
Interest expense and other finance charges	(41)	(40)
Interest expense on Securitization Bonds	(8)	(12)
Interest income	1	4
Interest income from Securitization Bonds	1	2
Other income (expense), net	3	(2)
Income from Continuing Operations Before Income Taxes	42	36
Income tax expense	5	6
Net Income (1)	$37	$30
Throughput (in GWh):
Residential	5,351	5,183
Total	20,102	19,019
Number of metered customers at end of period:
Residential	2,260,352	2,206,563
Total	2,552,739	2,494,761

(1)
Net income for CenterPoint Energy’s Houston Electric T&D reportable segment differs from net income for Houston Electric due to weather hedge gains (losses) recorded at CenterPoint Energy that are not recorded at Houston Electric. Utility revenues in CenterPoint Energy’s Condensed Statements of Consolidated Income included weather hedge gains (losses) of $4 million and $3 million for the three months ended March 31, 2020 and 2019, respectively, for CenterPoint Energy’s Houston Electric T&D reportable segment. See Note 7(a) to the Interim Condensed Financial Statements for more information on weather hedges.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

CenterPoint Energy’s Houston Electric T&D reportable segment reported net income of $37 million for the three months ended March 31, 2020, compared to $30 million for the three months ended March 31, 2019.

Net income increased $7 million, primarily due to the following key factors:

•
decreased operation and maintenance expenses of $17 million, inclusive of a $6 million decrease in severance costs, primarily due to lower labor and benefits costs, lower support services costs, and lower contract services costs;

•customer growth of $7 million from the addition of almost 58,000 customers; and

•	a $5 million increase in Other income (expense), net due to income associated with corporate-owned life insurance.

These increases to net income were partially offset by the following:

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $9 million;

•	lower equity return of $5 million, primarily related to the annual true-up of transition charges to correct over-collections that occurred during the preceding 12 months;

•	lower miscellaneous revenues of $3 million, primarily related to right-of-way revenues;

•	decreased interest income of $3 million, primarily due to lower investments in the CenterPoint Energy money pool; and

•	higher transmission costs billed by transmission providers of $9 million, partially offset by higher transmission-related revenues of $7 million.

Lower depreciation and amortization expenses related to AMS of $1 million were offset by a corresponding decrease in related revenues.

Indiana Electric Integrated (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Indiana Electric Integrated reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of CenterPoint Energy’s Indiana Electric Integrated reportable segment:

	Three Months Ended March 31,
	2020	2019 (1)

Utility Revenues	$129	$83
Expenses:
Utility natural gas, fuel and purchased power	35	26
Operation and maintenance	44	48
Depreciation and amortization	25	16
Taxes other than income taxes	4	2
Goodwill Impairment	185	—
Total expenses	293	92
Operating Loss	(164)	(9)
Other Income (Expense):
Interest expense and other finance charges	(6)	(3)
Other income (expense), net	2	1
Loss from Continuing Operations Before Income Taxes	(168)	(11)
Income tax expense (benefit)	3	(2)
Net Loss	$(171)	$(9)
Throughput (in GWh):
Retail	1,078	704
Wholesale	63	58
Total	1,141	762
Number of metered customers at end of period:
Residential	129,233	128,194
Total	148,265	147,047

(1)	Represents February 1, 2019 through March 31, 2019 results only due to the Merger.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

CenterPoint Energy’s Indiana Electric Integrated reportable segment reported a net loss of $171 million for the three months ended March 31, 2020, compared to $9 million for the three months ended March 31, 2019.

The net loss increased $162 million as a result of the following key factors:

•	a $185 million goodwill impairment charge further discussed in Note 10 to the Interim Condensed Financial Statements;

•	a $9 million increase in depreciation and amortization expense from the inclusion of expense for three months in 2020 versus two months included in 2019 due to the Merger on February 1, 2019;

•	a $5 million increase in state and federal income taxes driven by growth in earnings and the non-deductible goodwill impairment;

•	a $3 million decrease in customer margin due to unfavorable weather not protected by weather normalization mechanisms; and

•	a $3 million increase in interest expense from the inclusion of expense for three months in 2020 versus two months included in 2019 due to the Merger on February 1, 2019.

These increases were partially offset by the following:

•	a $34 million increase in electric margin from the inclusion of results for three months in 2020 versus two months included in 2019 due to the Merger on February 1, 2019;

•	a $3 million increase in margin associated with the Indiana Electric infrastructure replacement TDSIC program; and

•
a $4 million decrease in operation and maintenance expense inclusive of a $19 million reduction in Merger-related severance and incentive compensation costs in 2019 and a timing related reduction of plant maintenance expenditures of $2 million, partially offset by a $17 million increase from the inclusion of expense for three months in 2020 versus two months included in 2019 due to the Merger on February 1, 2019.

Natural Gas Distribution (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas Distribution reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of CenterPoint Energy’s Natural Gas Distribution reportable segment:

	Three Months Ended March 31,
	2020	2019 (1)

Revenues:
Utility revenues	$1,306	$1,399
Non-utility revenues	12	16
Total revenues	1,318	1,415
Expenses:
Utility natural gas	574	771
Non-utility cost of revenues, including natural gas	6	10
Operation and maintenance	267	310
Depreciation and amortization	111	95
Taxes other than income taxes	67	60
Total expenses	1,025	1,246
Operating Income	293	169
Other Income (Expense):
Interest expense and other finance charges	(32)	(23)
Interest income	1	1
Other income (expense), net	(2)	(1)
Income from Continuing Operations Before Income Taxes	260	146
Income tax expense	56	26
Net Income	$204	$120
Throughput (in Bcf):
Residential	107	114
Commercial and industrial	146	136
Total Throughput	253	250
Number of customers at end of period:
Residential	4,266,685	4,219,795
Commercial and industrial	350,009	350,419
Total	4,616,694	4,570,214

(1)	Includes only February 1, 2019 through March 31, 2019 results of acquired natural gas businesses due to the Merger.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

CenterPoint Energy’s Natural Gas Distribution reportable segment reported net income of $204 million for the three months ended March 31, 2020 compared to $120 million for the three months ended March 31, 2019.

Net income increased by $84 million primarily as a result of the following key factors:

•	a $65 million increase in margin related to an additional month of earnings in 2020 related to the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019;

•	rate increases of $46 million in Minnesota, Arkansas and Texas, exclusive of the TCJA impact discussed below;

•
a $44 million reduction in operation and maintenance expense, primarily due to a $53 million decrease in Merger-related severance costs in 2019, offset by an additional month of operation and maintenance expense in the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019;

•	a $5 million increase in revenues associated with customer growth from the addition of over 46,000 new customers; and

•	an increase in revenue of $4 million related to the impact of the TCJA in Arkansas, which was offset by lower TCJA revenue impacts in Texas, Indiana, Ohio and Mississippi.

These increases were partially offset by the following:

•
a $30 million increase in state and federal income taxes driven by growth in earnings and an additional month of expense in 2020 related to the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019;

•
a $16 million increase in depreciation and amortization and a $12 million increase in other non-income related taxes, primarily due to capital projects placed in service in 2020 and an additional month of expense in 2020 related to the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019;

•	$10 million of lower revenue attributed to milder weather and lower customer usage; and

•
a $9 million increase in interest expense due to incremental financing to fund capital projects and an additional month of expense in 2020 related to the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019.

Increased operation and maintenance expenses related to energy efficiency programs of $1 million and decreased taxes other than income taxes of $5 million were offset by corresponding increases and decreases in the related revenues.

Natural Gas Distribution (CERC)

For information regarding factors that may affect the future results of operations of CERC’s Natural Gas Distribution reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of CERC’s Natural Gas Distribution reportable segment:

	Three Months Ended March 31,
	2020	2019

Revenues:
Utility revenues	$996	$1,195
Non-utility revenues	12	16
Total revenues	1,008	1,211
Expenses:
Utility natural gas	472	687
Non-utility cost of revenues, including natural gas	6	10
Operation and maintenance	204	227
Depreciation and amortization	74	73
Taxes other than income taxes	50	49
Total expenses	806	1,046
Operating Income	202	165
Other Income (Expense):
Interest expense and other finance charges	(21)	(19)
Interest income	1	1
Other income (expense), net	(4)	(2)
Income from Continuing Operations Before Income Taxes	178	145
Income tax expense	44	26
Net Income	$134	$119
Throughput (in Bcf):
Residential	74	91
Commercial and industrial	90	98
Total Throughput	164	189
Number of customers at end of period:
Residential	3,299,011	3,261,669
Commercial and industrial	261,120	261,709
Total	3,560,131	3,523,378

Three months ended March 31, 2020 compared to three months ended March 31, 2019

CERC’s Natural Gas Distribution reportable segment reported net income of $134 million for the three months ended March 31, 2020 compared to $119 million for the three months ended March 31, 2019.

Net income increased $15 million primarily as a result of the following key factors:

•	rate increases of $28 million in Minnesota, Arkansas and Texas, exclusive of the TCJA impact discussed below;

•
a $17 million reduction in operation and maintenance expense, inclusive of a $10 million decrease in Merger-related severance costs in 2019, primarily due to lower labor benefits and support services costs;

•	higher revenue of $5 million related to the impact of the TCJA in Arkansas, which was offset by lower TCJA revenue impacts in Texas and Mississippi; and

•	a $2 million increase in revenues associated with customer growth from the addition of almost 37,000 new customers.

These increases were partially offset primarily by the following:

•	an $18 million increase in state and federal income taxes and interest expense, primarily due to increased taxable income;

•	$8 million of lower revenue attributed to milder weather and lower customer usage as compared to the three months ended March 31, 2019;

•	a $5 million increase in property and other non-income related taxes, primarily due to increases in local tax rates and property valuations;

•	a $2 million increase in interest expense, primarily due to increased debt financing to fund an increase in capital projects in 2020; and

•	a $1 million increase in depreciation and amortization from an increase of incremental capital projects placed in service in 2020.

Decreased operation and maintenance expenses related to energy efficiency programs of $5 million and taxes other than income taxes of $4 million were offset by corresponding decreases in the related revenues.

Midstream Investments (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Midstream Investments reportable segment, please read “Risk Factors — Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table provides the net income (loss) of the Midstream Investments reportable segment:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Non-utility Revenues	$—	$—
Taxes other than income taxes	(1)	—
Total Expenses	(1)	—
Operating Income	1	—
Other Income (Expense):
Interest expense and other finance charges	$(14)	$(12)
Equity in earnings (loss) from Enable, net	(1,475)	62
Interest income	—	$2
Income (Loss) from Continuing Operations Before Income Taxes	(1,488)	52
Income tax expense (benefit)	(361)	28
Net Income (Loss)	$(1,127)	$24
CenterPoint Energy’s Midstream Investment reportable segment reported a net loss of $1,127 million for the three months ended March 31, 2020, compared to net income of $24 million for the three months ended March 31, 2019.

Net income decreased $1,151 million primarily as a result of the following key factors:

•	a $1,541 million impairment charge recorded on CenterPoint Energy’s equity investment in Enable (see Note 9 to the Interim Condensed Financial Statements for further information); and

•	a $6 million decrease in Equity in Earnings from Enable.

These decreases were partially offset by the following:

•	a $389 million increase in income tax benefit primarily resulting from the impairment charge discussed above and a lower effective tax rate in 2020; and

•	a $10 million decrease in the loss on dilution.

On April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. For further information, see “—Liquidity and Capital Resources—Future Sources and Uses of Cash” below.

Corporate and Other (CenterPoint Energy)

The following table shows the net income (loss) of CenterPoint Energy’s Corporate and Other:

	Three Months Ended March 31,
	2020	2019 (1)
	(in millions)
Non-utility Revenues	$82	$42
Expenses:
Non-utility cost of revenues, including natural gas	58	37
Operation and maintenance	5	24
Depreciation and amortization	17	14
Taxes other than income taxes	2	2
Total	82	77
Operating Loss	—	(35)
Other Income (Expense)
Gain (loss) on marketable securities	(144)	83
Gain (loss) on indexed debt securities	135	(86)
Interest expense and other finance charges	(96)	(84)
Interest income	48	46
Other income, net	11	10
Loss from Continuing Operations Before Income Taxes	(46)	(66)
Income tax benefit	(50)	(44)
Net Income (Loss)	$4	$(22)

(1)	Includes only February 1, 2019 through March 31, 2019 results of the ESG business acquired in the Merger.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

CenterPoint Energy’s Corporate and Other reported net income of $4 million for the three months ended March 31, 2020 compared to a net loss of $22 million for the three months ended March 31, 2019.

Net income increased $26 million primarily due to the following key factors:

•	a $221 million increase in gains on the underlying value of indexed debt securities related to the ZENS;

•	a $19 million decrease in operation and maintenance expenses primarily due to the following:

◦
lower corporate allocations retained in continuing operations related to the Infrastructure Services Disposal Group of $11 million primarily from Merger-related severance and incentive compensation costs incurred in 2019 that did not recur in 2020;

◦	decreased benefits and services costs of $4 million;

◦	decreased software maintenance costs of $2 million; and

◦	reduced Merger-related integration costs of $2 million incurred in 2019 that did not recur in 2020;

•
a $19 million increase in margin primarily related to higher margin of $9 million at ESG from two large federal projects in 2020 and the reduction of Merger-related amortization of intangibles for construction backlog of $6 million in non-utility cost of revenues, including natural gas; and

•	a $6 million increase in income tax benefit.

These increases in net income were partially offset by the following:

•	a $227 million increase in losses on marketable securities;

•
a $12 million increase in interest expense from the inclusion of expense for three months in 2020 versus two months included in 2019 due to additional debt acquired in the Merger on February 1, 2019; and

•
a $3 million increase in depreciation and amortization from the inclusion of expense for three months in 2020 versus two months included in 2019 for businesses acquired in the Merger on February 1, 2019.

Corporate and Other (CERC)

The following table shows the net income (loss) of CERC’s Corporate and Other:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Non-utility Revenues	$3	$1
Expenses
Operation and maintenance	5	6
Total	5	6
Operating Loss	(2)	(5)
Other Income (Expense):
Interest expense and other finance charges	(31)	(31)
Interest income	21	20
Other income (expense), net	—	(1)
Loss from Continuing Operations Before Income Taxes	(12)	(17)
Income tax benefit	(9)	(8)
Net Loss	$(3)	$(9)

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K, in Item 1A of Part II of this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$662	$103	$381	$271	$66	$248
Investing activities	(654)	192	(177)	(6,539)	(1,237)	(250)
Financing activities	(32)	(315)	(205)	2,345	1,078	(11)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the three months ended March 31, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(1,363)	$(26)	$62
Changes in working capital	212	58	67
Change in equity in earnings of unconsolidated affiliates	1,537	—	—
Change in distributions from unconsolidated affiliates (1)	(4)	—	—
Other	9	5	4
	$391	$37	$133

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the three months ended March 31, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Mergers and acquisitions, net of cash acquired	$5,987	$—	$—
Higher capital expenditures	(127)	(28)	(30)
Net change in notes receivable from affiliated companies	—	1,460	106
Change in distributions from Enable in excess of cumulative earnings	7	—	—
Other	18	(3)	(3)
	$5,885	$1,429	$73

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the three months ended March 31, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(3,520)	$—	$(183)
Net changes in long-term debt outstanding, excluding commercial paper	210	(584)	—
Net changes in long-term revolving credit facilities	915	—	—
Net changes in debt issuance costs	8	7	—
Increased payment of Common Stock dividends	(1)	—	—
Decreased payment of preferred stock dividends	1	—	—
Net change in notes payable from affiliated companies	—	134	—
Contribution from parent	—	(590)	—
Dividend to parent	—	(361)	(12)
Other	10	1	1
	$(2,377)	$(1,393)	$(194)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining nine months of 2020 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$1,682	$626	$401
Scheduled principal payments on Securitization Bonds	168	168	—
Maturing Vectren term loans	600	—	—

The Registrants expect that anticipated cash needs for the remaining nine months of 2020 will be met with borrowings under their credit facilities, bank loans, proceeds from the private placement of Series C Preferred Stock and Common Stock, proceeds from the issuance of long-term debt, proceeds from the completed sale of the Infrastructure Services Disposal Group, proceeds from the anticipated sale of the Energy Services Disposal Group, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and, with respect to CenterPoint Energy, distributions from Enable. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

On April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. This reduction is expected to result in one or more quarterly distributions to CenterPoint Energy that fall below CenterPoint Energy’s previously disclosed expected minimum quarterly distribution from Enable of $0.2875 per common unit. This reduction in Enable’s quarterly distributions per common unit is expected to reduce Enable common unit distributions to CenterPoint Energy by approximately $155 million per year.

Additionally, on April 1, 2020, CenterPoint Energy provided a business update related to certain measures it expects to take in response to the current business environment to strengthen its financial position and to adjust for the reduction in cash flow related to the reduction in Enable quarterly common unit distributions discussed above. These measures are expected to include reducing CenterPoint Energy’s (i) quarterly common stock dividend per share from $0.2900 to $0.1500; (ii) anticipated 2020 capital spending by approximately $300 million, with CenterPoint Energy continuing to target five-year total capital investment of approximately $13 billion as previously disclosed; and (iii) anticipated operation and maintenance expenses for 2020 by a target of approximately $40 million, excluding certain merger costs, utility costs to achieve savings, severance and amounts with revenue offsets.

To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, the Registrants may need to consider alternative sources of funding for some of its operations and for working capital, which may increase the cost of capital and result in higher interest expense. At this time, the Registrants expect impacts on their liquidity due to COVID-19 to be temporary. Although CenterPoint Energy customarily satisfies its near-term financing needs with proceeds from commercial paper, CenterPoint Energy has utilized its revolving credit facilities as a source of funding because market disruptions caused by COVID-19 limited its access to the commercial paper markets. These uncertain economic conditions may also result in the inability of the Registrants’ customers and other counterparties to make payments to the Registrants, on a timely basis or at all, which could adversely affect the business, cash flows, liquidity, financial condition and results of operations of the Registrants. Under such circumstances, the Registrants would intend to rely on borrowings from the short-term capital markets as well as continued use of their revolving credit facilities to mitigate such effects until cash flows revert to their pre-COVID-19 levels. The net proceeds of CenterPoint Energy’s sale of the Infrastructure Services Disposal Group were used to repay a portion of outstanding CenterPoint Energy debt, including $200 million of maturing Vectren term loans.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 12, guarantees as discussed in Note 14(b) and (c) to the Interim Condensed Financial Statements, we have no off-balance sheet arrangements.

Regulatory Matters

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which we operate have issued a number of different orders related to the COVID-19 pandemic. While many jurisdictions are subject to mandatory stay-at-home and similar orders, essential businesses and activities are exempted from these orders, including utility operations and maintenance. Accordingly, CenterPoint Energy’s crews will continue to provide essential service by responding to calls, completing work orders and undertaking other critical work. To protect our customers and employees, we are implementing COVID-19 safety precautions. Additionally, regulatory authorities have issued orders addressing customer non-payment and disconnection. For example, in Indiana, the IURC issued an order that, among other things, permits utilities to voluntarily suspend or waive late fees and reconnections fees and reconnect customers who have been disconnected due to non-payment, provided that such actions are taken on a non-discriminatory basis and apply to all customers. Commissions in other states have issued similar orders. In our NGD service territories and for Indiana Electric, we have temporarily suspended disconnections for non-payment and will continue to support those customers who may need payment assistance, arrangements or extensions. We will continue to monitor developments in this area and adjust our response as guidelines and circumstances may require.
On March 26, 2020, the PUCT issued two orders related to COVID-19 issues that affect Houston Electric. First, the PUCT issued an order related to Accrual of Regulatory Assets granting authority for utilities to record as a regulatory asset costs resulting from the effects of COVID-19. In the order, the PUCT noted that it will consider whether a utility’s request for recovery of the regulatory asset is reasonable and necessary in a future proceeding. Second, the PUCT issued an order related to COVID-19 ERP, as modified, which, in light of the disaster declarations issued by the Governor of Texas, authorized a customer assistance program for certain residential customers of electric service in areas of Texas open to customer choice, which includes Houston Electric’s service territory. The order includes several requirements for transmission and distribution utilities (including Houston Electric):

•
Transmission and distribution utilities must file a tariff rider to collect funds to reimburse costs related to unpaid bills from eligible residential customers unemployed due to the impacts of COVID-19. The rider is based on $0.33 per MW hour ($0.00033 per KW hour) to be applied to all customer classes. Houston Electric filed its updated tariff implementing the rider on March 31, 2020, which was approved by the PUCT on April 2, 2020.

•
Transmission and distribution utilities entered into no-interest loan agreements with ERCOT to provide for an initial fund balance for reimbursement. On April 13, 2020, in connection with the PUCT’s COVID-19 ERP, Houston Electric entered into a no-interest loan agreement with ERCOT for approximately $5 million.

•
The fund administered by each transmission and distribution utility for the COVID-19 ERP can also receive donations and grants from governmental entities, corporations, and other entities. Any funds received from other sources shall be administered and treated in the same manner by the transmission and distribution utilities as the funds in the program from the rider.

•
Transmission and distribution utilities may petition the PUCT for changes to the COVID-19 ERP, including the level of the rider in the event that the funds collected are not sufficient to cover reimbursements.

•
REPs will identify eligible customers to the relevant transmission and distribution utilities, and the transmission and distribution utilities will cease charging REPs for associated delivery charges, except securitization related charges. REPs will cease submitting disconnection for non-payment orders to transmission and distribution utilities for eligible customers.

•
The funds collected through the rider will be used to reimburse the following entities and costs: REPs’ energy charges related to eligible residential customers with an unpaid, past due electric bill subject to a disconnection for non-payment notice (reimbursement amounts are based on an average energy cost of $0.04 per KW hour); transmission and distribution utilities’ delivery charges related to eligible residential customers with an unpaid, past due electric bill subject to a disconnection for non-payment notice; the third-party administrator to cover its reasonable costs of administering the COVID-19 ERP eligibility process; and ERCOT for the loan to the transmission and distribution utilities.

•
REPs will submit one spreadsheet with reimbursement claims to transmission and distribution utilities beginning on April 30, 2020 and all subsequent requests that may be made on the 15th of each month, and transmission and distribution utilities will process reimbursement payments within 14 days.

•
Transmission and distribution utilities will prepare reports and file them at the PUCT every 30 days showing aggregate amounts of reimbursements to the transmission and distribution utilities and REPs.

The COVID-19 ERP will end on July 17, 2020, unless otherwise extended by the PUCT. Final claims for reimbursement must be submitted to transmission and distribution utilities not later than 90 days after the end of the COVID-19 ERP. The transmission and distribution utilities riders will remain in place and reimbursements will continue after the end of the COVID-19 ERP has ended to complete any remaining COVID-19 ERP cost recovery and disburse all reimbursement amounts or remaining balances.

In the other states in which we operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs and savings. For example, the MPSC is allowing CenterPoint Energy and CERC to defer the following:

•
all necessary and reasonable incremental costs or expenses to plan, prepare, stage, or react to protect and keep safe its employees and customers, and to reliably operate its utility system beginning with the date of the Governor of Mississippi’s declared state of emergency; and

•
any costs, including any incremental bad debt expenses and all associated credit and collection costs, related to connections, reconnections, or disconnections for all customers classes. This deferral authorization includes, but is not limited to, customer-paid fees.

Further, the MPSC is also allowing CenterPoint Energy and CERC to offset these deferrals with any financial relief received from other sources at the federal or state level. Orders have also been received from the Railroad Commission, the LPSC and the APSC authorizing CenterPoint Energy and CERC to defer some or all COVID-19 related costs for future recovery.

Houston Electric Base Rate Case (CenterPoint Energy and Houston Electric)

On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for revenue increases of approximately $194 million, among other requests. On January 23, 2020, Houston Electric filed a Stipulation and Settlement Agreement with the PUCT that provides for the following, among other things:

•	an overall revenue requirement increase of approximately $13 million;

•	an ROE of 9.4%;

•	a capital structure of 57.5% debt/42.5% equity;

•	a refund of unprotected EDIT of $105 million plus carrying costs over approximately 30-36 months; and

•	recovery of all retail transmission related costs through the TCRF.

Also, Houston Electric is not required to make a one-time refund of capital recovery from its TCOS and DCRF mechanisms. Future TCOS filings will take into account both ADFIT and EDIT until the final order from Houston Electric’s next base rate proceeding. No rate base items are required to be written off; however, approximately $12 million in rate case expenses were written off in 2019. A base rate application must be filed for Houston Electric no later than four years from the date of the PUCT’s final order in the proceeding. Additionally, Houston Electric will not file a DCRF in 2020, nor will a subsequent separate proceeding with the PUCT be instituted regarding EDIT on Houston Electric’s securitized assets. Furthermore, under the terms of the Stipulation and Settlement Agreement, Houston Electric agreed to adopt certain ring-fencing measures to increase its financial separateness from CenterPoint Energy but left the determination of whether to impose a dividend restriction up to the PUCT. The PUCT approved the Stipulation and Settlement Agreement at its February 14, 2020 open meeting and issued a final order on March 9, 2020. The PUCT declined to impose a dividend restriction in the final order. The rates were implemented on April 23, 2020.

CenterPoint Energy and Houston Electric record pre-tax expense for (i) probable disallowances of capital investments and (ii) customer refund obligations and costs deferred in regulatory assets when recovery of such amounts is no longer considered probable.

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of the Freeport Area Master Plan, which included the Bailey to Jones Creek Project. On November 21, 2019, the PUCT issued its final approval of Houston Electric’s certificate of convenience and necessity application, based on an unopposed settlement agreement under which Houston Electric would construct the project at an estimated cost of approximately $483 million. In April 2020, a federal court vacated the Army Corps of Engineers Nationwide Permit 12, which Houston Electric intended to use for the project. Houston Electric is monitoring those proceedings and has filed its individual permit application with the Army Corps in accordance with the federal court decision. Significant delays in the processing of that application could lead to delays in completing construction. The actual capital costs of the project will depend on land acquisition costs, construction costs, minor changes to the routing of the line to mitigate environmental and other land use impacts, structure design to address soil and coastal wind conditions, the permitting issues described above, and other factors. Houston Electric has commenced pre-construction activities on the project, and anticipates beginning construction in early 2021 and completing construction and energizing the line before the peak electric season in April 2022.

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

Indiana Electric A.B. Brown Ash Pond Remediation (CenterPoint Energy)

On August 14, 2019, Indiana Electric filed a petition with the IURC, seeking approval, as a federally mandated project, for the recovery of costs associated with the clean closure of the A.B. Brown ash pond pursuant to Indiana Senate Bill 251. This project, expected to last approximately 14 years, would result in the full excavation and recycling of the ponded ash through agreements with a beneficial reuse entity, totaling approximately $160 million. Under Indiana Senate Bill 251, Indiana Electric seeks authority to recover via a tracking mechanism 80% of the approved costs, with a return on eligible capital investments needed to allow for the extraction of the ponded ash, with the remaining 20% of the costs deferred for recovery in Indiana Electric’s next base rate proceeding. On December 19, 2019 and subsequently on January 10, 2020, Indiana Electric filed a settlement agreement with the intervening parties whereby the costs would be recovered as requested, with an additional commitment by Indiana Electric to offset the federally mandated costs by at least $25 million, representing a combination of total cash proceeds received from the ash reuser and total insurance proceeds to be received from Indiana Electric’s insurers under confidential settlement agreements of litigation filed against the insurers. The settlement agreement with the intervening parties is pending before the IURC, with an order expected in the first half of 2020. If approved, Indiana Electric would expect recovery of the approved costs to commence in 2021.

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

The table below reflects significant applications pending or completed since the Registrants’ combined 2019 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
Rate Case	$13	April 2019	April 2020	March 2020	See discussion above under Houston Electric Base Rate Case.
TCOS (1)	17	March 2020	TBD	TBD	Requested an increase of $204 million to rate base.
CenterPoint Energy and CERC - Beaumont/East Texas (Railroad Commission)
Rate Case (1)	7	November 2019	TBD	TBD
Unanimous settlement agreement filed with the Railroad Commission in March 2020 that recommends a $4 million annual increase in current revenues, a refund for an Unprotected EDIT Rider amortized over three years of which $2.2 million is refunded in the first year and establishes a 9.65% ROE and a 56.95% equity ratio for future GRIP filings for the Beaumont/East Texas jurisdiction. The settlement calls for new rates to be effective with October 2020 usage and would be reflected starting with November 2020 bills.

CenterPoint Energy and CERC - South Texas, Houston and Texas Coast (Railroad Commission)
GRIP (1)	18	March 2020	TBD	TBD	Based on net change in invested capital of $144 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP (1)	(8)	April 2020	TBD	TBD
Based on ROE of 9.5% with 50 basis point (+/-) earnings band. Revenue reduction of $8.1 million based on prior test year true-up earned return on equity of 11.75% combined with projected test year return on equity of 8.40%.

CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive (1)	9	May 2020	TBD	TBD	CIP Financial Incentive based on 2019 activity.
Rate Case (1)	62	October 2019	TBD	TBD	Reflects a proposed 10.15% ROE on a 51.39% equity ratio. Interim rates reflecting an annual increase of $53 million were implemented on January 1, 2020.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC (1)	(2)	March 2020	TBD	TBD	Based on ROE of 10% with 50 basis point (+/-) earnings band. Revenue credit of approximately $2 million based on 2019 test year adjusted earned ROE of 15.37%.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA (1)	2	May 2020	TBD	TBD	Based on ROE of 9.292% with 100 basis point (+/-) earnings band. Revenue increase of $2 million based on 2019 test year adjusted earned ROE of 7.45%.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA (1)	1	April 2020	July 2020	TBD
Requested an increase of $13 million to rate base, which reflects a $1 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $1 million annually.

CenterPoint Energy - Indiana North - Gas (IURC)
CSIA (1)	4	April 2020	July 2020	TBD
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

CenterPoint Energy - Ohio (PUCO)
TSCR (1)	N/A	January 2019	TBD	TBD
Application to flow back to customers certain benefits from the TCJA. Initial impact reflects credits for 2018 of $(10) million and 2019 of $(9) million, and 2020 of $(6) million, with mechanism to begin subsequent to new approval by PUCO. The order is expected in 2020.

DRR	10	May 2020	September 2020	TBD
Requested an increase of $67 million to rate base for investments made in 2019, which reflects a $10 million annual increase in current revenues.  A change in (over)/under-recovery variance of $2 million annually is also included in rates.

CenterPoint Energy - Indiana Electric (IURC)
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

CenterPoint Energy’s electric and natural gas utilities in Indiana and Ohio, which were acquired during the Merger, currently recover corporate income tax expense in approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within Indiana and Ohio, respectively. In addition, the IURC and PUCO have ordered each utility to establish regulatory liabilities to record all estimated impacts of tax reform starting January 1, 2018 until the date when rates are adjusted to capture these impacts. In Indiana, in response to Vectren’s pre-Merger filing for proposed changes to its rates and charges to consider the impact of the lower federal income tax rates, the IURC approved an initial reduction to current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. The refund of EDIT and regulatory liabilities commenced in November 2018 for Indiana electric customers and in January 2019 for Indiana natural gas customers. In Ohio, the initial rate reduction to current rates and charges became effective upon conclusion of its pending base rate case on August 28, 2019. In January 2019, an application was filed with PUCO in compliance with its October 2018 order requiring utilities to file for a request to adjust rates to reflect the impact of the TCJA, requesting authority to implement a rider to flow back to customers the tax benefits realized under the TCJA, including the refund of EDIT and regulatory liabilities. CenterPoint Energy expects this proceeding to be approved in 2020.

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

MRT Rate Case (CenterPoint Energy)

In June 2018, MRT filed a general Natural Gas Act rate case, and in October 2019, MRT filed a second rate case. MRT began collecting the rates proposed in the 2018 rate case, subject to refund, on January 1, 2019. On November 5, 2019, as supplemented on December 13, 2019, MRT filed uncontested proposed settlements for the 2018 and 2019 rate cases. The FERC approved both settlements on March 26, 2020, and that order became final on April 25, 2020.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $5.1 billion as of March 31, 2020. As of May 1, 2020, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of May 1, 2020
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$3,300	$—	$8	$1,675	1.68%	March 3, 2022
CenterPoint Energy (1)	400	—	—	147	0.68%	July 14, 2022
CenterPoint Energy (2)	200	—	—	—	—%	July 14, 2022
Houston Electric	300	—	—	—	—%	March 3, 2022
CERC	900	—	1	125	0.63%	March 3, 2022
Total	$5,100	$—	$9	$1,947

(1)	The credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(2)	The credit facility was issued by VCC and is guaranteed by Vectren.

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

Long-term Debt

For detailed information about the Registrants’ debt transactions in 2020, see Notes 12 and 20 to the Interim Condensed Financial Statements.

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

Temporary Investments

As of May 1, 2020, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of May 1, 2020:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	1.70%	$(193)	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of May 1, 2020, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Negative	BBB	Negative	BBB	Negative
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Negative	n/a	n/a
CenterPoint Energy	VUHI Senior Unsecured Debt	A3	Stable	BBB+	Negative	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Negative	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Negative	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Negative	A	Negative
CERC	CERC Corp. Senior Unsecured Debt	Baa1	Positive	BBB+	Negative	BBB+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of March 31, 2020, the impact on the borrowing costs under the five revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segments.

The Energy Services Disposal Group provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, the Energy Services Disposal Group uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to the Energy Services Disposal Group. To the extent that the credit exposure that a counterparty has to the Energy Services Disposal Group at a particular time does not exceed that credit threshold, the Energy Services Disposal Group is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by the Energy Services Disposal Group. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to the Energy Services Disposal Group. As of March 31, 2020, the amount posted by the Energy Services Disposal Group as collateral aggregated approximately $72 million. Should the credit ratings of CERC Corp. (as the credit support provider for the Energy Services Disposal Group) fall below certain levels, the Energy Services Disposal Group would be required to provide additional collateral up to the amount of its previously unsecured credit limit. CenterPoint Energy and CERC estimate that as of March 31, 2020, unsecured credit limits extended to the Energy Services Disposal Group by counterparties aggregated $452 million, and none of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $193 million as of March 31, 2020. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on March 31, 2020, deferred taxes of approximately $470 million would have been payable in 2020. If all the ZENS-Related Securities had been sold on March 31, 2020, capital gains taxes of approximately $119 million would have been payable in 2020 based on 2020 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

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

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction is expected to close in the second quarter of 2020.

See Note 3 to the Interim Condensed Financial Statements for further information.

Enable Midstream Partners (CenterPoint Energy)

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

Other Factors that Could Affect Cash Requirements

In addition to the above factors, the Registrants’ liquidity and capital resources could also be negatively affected by:

•	reductions in the cash distributions we receive from Enable;

•
cash collateral requirements that could exist in connection with certain contracts, including weather hedging arrangements, and natural gas purchases, natural gas price and natural gas storage activities of CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segment;

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

•
the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric, including the negative impact on such ability related to COVID-19;

•	slower customer payments and increased write-offs of receivables due to higher natural gas prices, changing economic conditions or COVID-19 (CenterPoint Energy and CERC);

•	the satisfaction of any obligations pursuant to guarantees;

•	the outcome of litigation;

•	contributions to pension and postretirement benefit plans;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

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

In connection with its preparation of the financial statements for the three months ended March 31, 2020, CenterPoint Energy and CERC identified triggering events to perform interim goodwill impairment tests for each of their reporting units due to the macroeconomic conditions resulting from the COVID-19 pandemic and the related decline in CenterPoint Energy’s common stock price. CenterPoint Energy recognized goodwill impairment losses, discussed below, during the three months March 31, 2020, and CERC recorded no impairments to goodwill within continuing operations during the three months ended March 31, 2020. The long-lived assets within the reporting units were determined to be recoverable as of March 31, 2020.

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

Fair value measurements require significant judgment and unobservable inputs, including (i) projected timing and amount of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the current and future market prices. Determining the discount rates requires the estimation of the appropriate company specific risk premiums for those businesses based on evaluation of industry and entity-specific risks, which includes expectations about future market or economic conditions and reflects the risk demonstrated by market participants through the value of CenterPoint Energy’s common stock price as of the impairment test date. Changes in these assumptions could have a significant impact on results of the impairment tests. CenterPoint Energy and CERC utilized a third-party valuation specialist to determine the key assumptions used in the estimate of fair value for each of their respective reporting units on the date of their annual goodwill impairment test and for CenterPoint Energy the fair value of each of its reporting units are reconciled to its market capitalization based on the price of CenterPoint Energy’s common stock.

Interim goodwill impairment test, excluding assets held for sale

CenterPoint Energy and CERC performed an interim goodwill impairment test as of March 31, 2020. The fair value of each reporting unit was derived using an income approach or a weighted combination of income and market approaches. Based on the results of the test, CenterPoint Energy recorded a goodwill impairment loss of $185 million at its Indiana Electric Integrated reporting unit. CERC recorded no goodwill impairment charge in its continuing operations for the three months ended March 31, 2020.

The fair values of each reporting unit exceeded the carrying value of the reporting unit, with the exception of CenterPoint Energy’s Indiana Electric Integrated reporting unit. As of March 31, 2020, subsequent to the impairment loss recorded by CenterPoint Energy in the three months ended March 31, 2020, Indiana Electric Integrated reporting unit’s fair value approximated its carrying value, and the reporting unit had total goodwill of $936 million. The reporting unit is comprised entirely of businesses acquired in the Merger on February 1, 2019, when the carrying value of the acquired assets and liabilities were adjusted to fair value and as a result presented the greatest risk for impairment. The primary driver for the decline in fair value as of the March 31, 2020 interim goodwill impairment test date is an increase in discounts rates, or the weighted average cost of capital of market participants, on the rate regulated reporting units due in part to the decline in current macroeconomic conditions from July 1, 2019, the previous annual testing date, to March 31, 2020.

An interim goodwill impairment test could be triggered and goodwill impairments recorded in future periods by CenterPoint Energy or CERC’s reporting units due to any of the following: CenterPoint Energy’s market capitalization falling below book value, adverse macroeconomic environment, turnover in key personnel, events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit, actual earnings results that are materially lower than expected, significant adverse changes in the operating or regulatory environment, or changes in discount rates or other key assumptions that require judgment and are forward looking in nature.

For further information, see Note 10 to the Interim Condensed Financial Statements.

Assets held for sale and discontinued operations, Infrastructure Services Disposal Group

Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from the Board of Directors, as applicable, commits to a plan to sell, and a sale is expected to be completed within one year. The Registrants record assets and liabilities held for sale, or the disposal group, at the lower of their carrying value or their estimated fair value less cost to sell. If a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business. A disposal group that meets the held for sale criteria and also represents a strategic shift to the Registrant is also reflected as discontinued operations on the Statements of Consolidated Income, and prior periods are recast to reflect the earnings or losses from such businesses as income from discontinued operations, net of tax.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020.

In February 2020, certain assets and liabilities representing the Infrastructure Services Disposal Group met the held for sale criteria and represented all of the businesses within the reporting unit. In accordance with the Securities Purchase Agreement, VISCO was converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing. The sale was considered an asset sale for tax purposes, requiring the net deferred tax liabilities of approximately $125 million as of March 31, 2020 to be excluded from the disposal group and were recognized as a deferred income tax benefit by CenterPoint Energy upon closing.

Upon classifying the Infrastructure Services Disposal Group as held for sale and in connection with the preparation of the Registrants’ financial statements for the three months ended March 31, 2020, CenterPoint Energy recorded a goodwill impairment of approximately $82 million, plus an additional loss of $14 million for transaction costs.

Because the Infrastructure Services Disposal Group met the held for sale criteria and also represents a strategic shift to CenterPoint Energy, it is reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income, and as a result, prior periods have been recast to reflect the earnings or losses from such businesses as income from discontinued operations, net of tax.

Assets held for sale and discontinued operations, Energy Services Disposal Group

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. This transaction does not include CEIP and its assets. The transaction is expected to close in the second quarter of 2020.

In February 2020, certain assets and liabilities representing the Energy Services Disposal Group met the criteria to be classified as held for sale and represented substantially all of the businesses within the reporting unit. In accordance with the Equity Purchase Agreement, CES will be converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units at closing. The sale will be considered an asset sale for tax purposes, requiring the net deferred tax assets of approximately $3 million as of March 31, 2020 to be included within the retained component of the reporting unit and will be recognized as a deferred tax expense by CenterPoint Energy upon closing.

Upon classifying the Energy Services Disposal Group as held for sale and in connection with the preparation of the Registrants’ financial statements for the three months ended March 31, 2020, CenterPoint Energy recorded a goodwill impairment loss of approximately $62 million and a loss on assets held for sale of approximately $70 million, plus an additional loss of $6 million for transaction costs. CenterPoint Energy and CERC disclosed it its 2019 Form 10-K that an anticipated loss on held for sale of $80 million was expected in the three months ended March 31, 2020. The primary driver for the increase in the actual impairment recorded by CenterPoint Energy and CERC in the three months ended March 31, 2020 compared to the amounts previously anticipated is a result of an increase in portions of the derivative assets, net of derivative liabilities, excluded from the working capital adjustment within the Equity Purchase Agreement during the three months ended March 31, 2020. Additional impairments or loss on held for sale may be recorded in future periods due to increases to the carrying value of derivative assets or decreases to derivative liabilities in those periods.

Because the Energy Services Disposal Group met the held for sale criteria and also represents a strategic shift to CenterPoint Energy and CERC, it is reflected as discontinued operations on CenterPoint Energy’s and CERC’s Statements of Consolidated Income, and prior periods have been recast to reflect the earnings or losses from such businesses as income from discontinued operations, net of tax.

For further information, see Note 3 to the Interim Condensed Financial Statements.

Equity Method Investments

Equity method investments are evaluated for impairment when factors indicate that a decrease in value of an investment has occurred and the carrying amount of the investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of its financial statements for the three months ended March 31, 2020, that an other than temporary decrease in the value of its investment in Enable had occurred. CenterPoint Energy wrote down the value of its investment in Enable to its estimated fair value of $848 million and recognized an impairment charge of $1,541 million during the three months ended March 31, 2020. Both the income approach and market approach were utilized to estimate the fair value of CenterPoint Energy’s equity investment in Enable, which includes common units, general partner interest, and incentive distribution rights held by CenterPoint Energy through CNP Midstream. The determination of fair value considered a number of relevant factors including Enable’s common unit price and forecasted distributions, recent comparable transactions and the limited float of Enable’s publicly traded common units.

Key assumptions in the market approach include recent market transactions of comparable companies and EBITDA to total enterprise multiples for comparable companies. Due to volatility of the quoted price of Enable’s units, a volume weighted average price was used under the market approach to best approximate fair value at the measurement date. Key assumptions in the income approach include Enable’s forecasted cash distributions, projected cash flows of incentive distribution rights, forecasted growth rate of Enable’s cash distributions beyond 2020, and the discount rate used to determine the present value of the estimated future cash flows. A weighing of the different approaches was utilized to determine the estimated fair value of our investment in Enable. CenterPoint Energy based its assumptions on projected financial information that it believes is reasonable; however, actual results may differ materially from those projections. It is reasonably possible that the fair value of CenterPoint Energy’s investment in Enable will change in the near term due to the following: actual Enable cash distribution is materially lower than expected, significant adverse changes in Enable’s operating environment, decline in Enable’s common unit price, increase in the discount rate, and changes in other key assumptions which require judgment and/or are forward looking in nature. Further declines in the fair value of Enable could result in additional impairments.

For further information, see Note 9 to the Interim Condensed Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Interim Condensed Financial Statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect the Registrants.

OTHER SIGNIFICANT MATTERS

The significant uncertainties related to the COVID-19 pandemic and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries. While it is unknown how long these conditions will last and what the complete financial effect will be, the plan assets and benefit obligations of our pension and postretirement plans are expected to be negatively impacted when these plans are re-measured, generally, at year-end, resulting in a decline in the funded status. During the three months ended March 31, 2020, the pension plan assets declined by approximately $171 million or 10% from December 31, 2019.  A decline in the funded status of our pension plans as of December 31, 2020 could result in an increase in plan expenses and minimum required contributions for the subsequent years from the historical amounts. Currently, we do not expect the event to impact the disclosed 2020 plan expenses or minimum required contributions.

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

Interest Rate Risk (CenterPoint Energy)

As of March 31, 2020, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $4.2 billion and $3.9 billion as of March 31, 2020 and December 31, 2019, respectively. If the floating interest rates were to increase by 10% from March 31, 2020 rates, CenterPoint Energy’s combined interest expense would increase by approximately $9 million annually.

As of March 31, 2020 and December 31, 2019, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $11.2 billion and $11.2 billion, respectively, in principal amount and having a fair value of $12.0 billion and $12.2 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $348 million if interest rates were to decline by 10% from levels at March 31, 2020. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $18 million as of March 31, 2020 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $2 million if interest rates were to decline by 10% from levels at March 31, 2020. Changes in the fair value of the derivative component, a $758 million recorded liability at March 31, 2020, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2020 levels, the fair value of the derivative component liability would decrease by less than $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the condensed consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the March 31, 2020 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as an unrealized loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of March 31, 2020, the recorded fair value of non-trading energy derivative liabilities was $23 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

CenterPoint Energy uses derivative instruments as economic hedges to offset the commodity price exposure inherent in the Energy Services Disposal Group. The commodity risk created by these instruments, including the offsetting impact on the market value of natural gas inventory, is described below. CenterPoint Energy measures this commodity risk using a sensitivity analysis. For purposes of this analysis, CenterPoint Energy estimates commodity price risk by applying a $0.50 change in the forward NYMEX price to its net open fixed price position (including forward fixed price physical contracts, natural gas inventory and fixed price financial contracts) at the end of each period. As of March 31, 2020, the recorded fair value of CenterPoint Energy’s non-trading energy derivatives was a net asset of $127 million (before collateral), all of which is related to the Energy Services Disposal Group and included in assets and liabilities held for sale. A $0.50 change in the forward NYMEX price would have had a combined impact of $19 million on CenterPoint Energy’s non-trading energy derivatives net asset, included in assets and liabilities held for sale, and the market value of natural gas inventory. For further information, See Note 3 to the Interim Condensed Financial Statements.

Commodity price risk is not limited to changes in forward NYMEX prices. Variation of commodity pricing between the different indices used to mark to market portions of Energy Services Disposal Group’s natural gas inventory, included in assets held for sale, (Gas Daily) and the related fair value hedge (NYMEX) can result in volatility to CenterPoint Energy’s net income. Over time, any gains or losses on the sale of storage gas inventory would be offset by gains or losses on the fair value hedges.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction is expected to close in the second quarter of 2020. For further information, see Note 3 to the Interim Condensed Financial Statements.

Item 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of March 31, 2020 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings, please read Note 14(d) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the Registrants’ combined 2019 Form 10-K.

Item 1A.	RISK FACTORS

Please see below the new risk factors affecting the Registrants’ businesses and CenterPoint Energy’s investment in Enable, in addition to those discussed in “Risk Factors” in Item 1A of Part I of the combined 2019 Form 10-K, which could materially affect the Registrants’ financial condition or future results. Except for the updates below, there have been no material changes from the risk factors disclosed in the combined 2019 Form 10-K.

We face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce and cyber security risks, which could adversely impact our financial condition, results of operations, cash flows and liquidity.

The recent outbreak of COVID-19 is a rapidly evolving situation that is adversely affecting current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the United States could result in lower growth and reduced demand for and usage of electricity and natural gas in our service territories as customer facilities continue to close or remain closed. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, could also be negatively affected under the current economic conditions. Furthermore, to the extent we experience disruptions in our supply chain that limit our ability to obtain materials and equipment necessary for our businesses, whether through delayed order fulfillment, limited production or unavailability due to COVID-19, we may be unable to perform our operations timely or as anticipated, which could result in service or construction delays or increased costs.

In our NGD service territories and for Indiana Electric, we have informed customers that disconnections for non-payment and late fees are temporarily suspended, which could increase our bad debt expense. For Houston Electric, we are following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. These PUCT orders provide for suspended disconnections for certain residential customers as well as for their REPs and utilities to be compensated through a temporary rider charged by utilities, including Houston Electric, applicable to all customers. Additionally, the PUCT orders allow for certain utility costs related to COVID-19 to be placed in a regulatory asset for utilities to seek recovery in the future. As adverse economic conditions continue, REPs could encounter financial difficulties, including bankruptcies, which could impair their ability to pay for Houston Electric’s services or could cause them to delay such payments. Additionally, our state and local regulatory agencies, in response to a federal mandate or otherwise, could impose restrictions on the rates we charge to provide our services, including the inability to implement approved rates, or delay actions with respect to our rate cases and filings. The COVID-19 outbreak may affect our ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements. As the EPA and many state environmental agencies have issued enforcement discretion policies for such issues, it is unclear whether the effect of any possible noncompliance due to COVID-19 will be material.

Furthermore, in the event a substantial portion of our workforce were to be impacted by COVID-19 for an extended period of time, we may face challenges with respect to our services or operations and we may not be able to execute our capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, shortages of employees, facility shutdowns or business closures. We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in certain meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees.

In addition, the significant uncertainties related to the COVID-19 pandemic and actions taken to slow its spread have had, and are expected to continue to have, an adverse impact on the economies and financial markets of many countries. The plan assets and benefit obligations of our pension and postretirement plans are expected to be impacted negatively when these plans are re-measured, generally, at year-end, resulting in a decline in the funded status. During the three months ended March 31, 2020, the pension plan assets declined by approximately $171 million or 10% from December 31, 2019. A decline in the funded status of our pension plans as of December 31, 2020 could result in an increase in plan expenses and minimum required contributions for the subsequent years from the historical amounts.

As many of our employees and third-party service providers work remotely in accordance with government mandates, we face heightened cyber security and privacy risks related to unauthorized system access, aggressive social engineering tactics and adversaries attacking the information technology systems, network infrastructure, technology and facilities used to conduct our businesses. We will continue to monitor developments affecting our employees, customers and operations. At this time, however, we cannot predict the extent or duration of the COVID-19 pandemic or its effects on national, state and local economies, including the impact on our ability to access capital markets, our supply chain and our workforce, nor can we estimate the potential adverse impact from COVID-19 on our financial condition, results of operations, cash flows and liquidity.

The demand for Enable’s services are impacted by the drilling and production decisions of others and by commodity price volatility, which could adversely affect its financial position, results of operations and its ability to make cash distributions to us. A sustained decline in energy and commodity prices may also contribute to unfavorable economic conditions in certain of our service territories, in particular Houston, Texas.

The COVID-19 pandemic has adversely affected Enable’s businesses by (i) reducing the demand for natural gas, NGLs and crude oil due to reduced global and national economic activity, leading to significantly lower prices for natural gas, NGLs and crude oil; (ii) impairing the supply chain of certain of its customers for which it provides gathering and processing services, both of which could lead to further reduction of the utilization of its systems; and (iii) reducing producer activity across its footprint which is expected to result in reduced utilization of its services. In addition, concerns about global economic growth, as well as uncertainty regarding the timing, pace and extent of an economic recovery in the United States and abroad, have had a significant adverse impact on global financial markets and commodity prices. The price of, and demand for, natural gas, NGLs and crude oil declined significantly in response to the ongoing spread and economic effects of COVID-19, including significant governmental measures being implemented to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns and efforts made by oil-producing countries to reduce production of crude oil in response to declining global demand. For example, a coalition of 23 nations led by Saudi Arabia and Russia agreed to reduce production of crude oil by 9.7 million barrels per day in May and June; however, NGL and crude oil prices have remained depressed. These events, combined with the continuing COVID-19 pandemic and uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of COVID-19 to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities, contributed to a sharp drop in prices for crude oil in the first quarter of 2020 and negative crude oil prices in the second quarter of 2020. On March 31, 2020, Enable’s common unit price closed at $2.57 per common unit. In response to these industry conditions, on April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. This reduction is expected to result in one or more quarterly distributions to us that fall below our previously disclosed expected minimum quarterly distribution from Enable of $0.2875 per common unit. This reduction in Enable’s quarterly distributions per common unit is expected to reduce its common unit distributions to us by approximately $155 million per year. Enable currently cannot predict the duration or magnitude of the effects of COVID-19 on the supply and demand for, and the price of, natural gas, NGLs and crude oil or the exploration, development and production activity of the producers across its areas of operation. Sustained low commodity prices and reductions in exploration or production activities could continue to adversely affect the value of our interests in Enable and Enable’s financial position, results of operations and ability to make cash distributions to us.

Additionally, the significant decline in energy and commodity prices described above, if sustained, could cause, the rate of economic, employment and/or population growth in certain of our service territories to decline. In particular, Houston, Texas has a higher percentage of employment tied to the energy sector relative to other regions of the country. A reduction in the rate of economic, employment and/or population growth could result in lower growth and reduced demand for and usage of electricity and natural gas in such service territories. As such, sustained low energy and commodity prices could have an adverse impact on our financial condition, results of operations, cash flows and liquidity.

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
2.2*
Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation
		CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447		x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447		x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	x	x
4.8	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	x		x
4.9	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	x
4.10	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	x
4.11	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	x	x
4.12	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	x		x
4.13	$400,000,000 Credit Agreement, dated as of July 14, 2017, among VUHI, as Borrower, certain Subsidiaries of VUHI, as Guarantors, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.1	x
4.14	$200,000,000 Credit Agreement, dated as of July 14, 2017, among VCC, as Borrower, Vectren Corporation, as Guarantor, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.2	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.15	Term Loan Agreement dated as of July 30, 2018, among VUHI, as Borrower, the Subsidiaries of Borrower identified herein as Guarantors and the banks named therein	Vectren’s Form 8-K dated July 30, 2018	1-15467	10.1	x
4.16	Term Loan Agreement dated as of September 14, 2018, among VCC, as Borrower, Vectren as Guarantor, and the banks named therein	Vectren’s Form 8-K dated September 18, 2018	1-15467	10.1	x
4.17	First Amendment to Term Loan Agreement, dated as of June 25, 2019, among VCC, as Borrower, Vectren as Guarantor and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2019	1-31447	4.17	x
4.18	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	x
10.1	Second Amendment to the CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2020	CenterPoint Energy’s Form 8-K dated December 9, 2019	1-31447	10.1	x
10.2	First Amendment to the Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(n)(2)	x
10.3	Separation and Release Agreement between CenterPoint Energy, Inc. and Scott M. Prochazka, dated March 6, 2020	CenterPoint Energy’s Form 8-K dated March 6, 2020	1-31447	10.1	x
10.4	Form of Award Agreement for Restricted Stock Unit Awards	CenterPoint Energy’s Form 8-K dated March 4, 2020	1-31447	10.1	x
10.5	Form of Award Agreement for Performance Share Units	CenterPoint Energy’s Form 8-K/A dated March 30, 2020	1-31447	10.1	x
10.6	Form of Award Agreement for Restricted Stock Unit Awards	CenterPoint Energy’s Form 8-K/A dated March 30, 2020	1-31447	10.2	x
+31.1.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Somerhalder II				x
+31.1.2	Rule 13a-14(a)/15d-14(a) Certification of John W. Somerhalder II					x
+31.1.3	Rule 13a-14(a)/15d-14(a) Certification of John W. Somerhalder II						x
+31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Kristie L. Colvin				x
+31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Kristie L. Colvin					x
+31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Kristie L. Colvin						x
+32.1.1	Section 1350 Certification of John W. Somerhalder II				x
+32.1.2	Section 1350 Certification of John W. Somerhalder II					x
+32.1.3	Section 1350 Certification of John W. Somerhalder II						x
+32.2.1	Section 1350 Certification of Kristie L. Colvin				x
+32.2.2	Section 1350 Certification of Kristie L. Colvin					x
+32.2.3	Section 1350 Certification of Kristie L. Colvin						x
+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
+101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
+101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
+104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

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
Kristie L. Colvin
Interim Executive Vice President and Chief Financial Officer
and Chief Accounting Officer

Date: May 7, 2020