Form 10-Q
period 2020-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2020-08-06
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 24, 2020:

CenterPoint Energy, Inc.	544,818,974	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
ADFIT	Accumulated deferred federal income taxes
AMA	Asset Management Agreement
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
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

Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CECL	Current expected credit losses
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNG	Compressed Natural Gas
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
CODM	Chief Operating Decision Maker, the Registrants’ Chief Executive Officer
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
COVID-19	Novel coronavirus disease 2019 and related global outbreak that was subsequently declared a pandemic by the World Health Organization
COVID-19 ERP	COVID-19 Electricity Relief Program
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor

GLOSSARY
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
EBITDA	Earnings before income taxes, depreciation and amortization
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and its subsidiary, CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Infrastructure Services	Provided underground pipeline construction and repair services through VISCO and its wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission

GLOSSARY
kV	Kilovolt
KW	Kilowatts
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LPSC	Louisiana Public Service Commission
Merger
The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.

Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc., a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MLP	Master Limited Partnership
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable Mississippi River Transmission, LLC
MW	Megawatts
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NOLs	Net operating losses
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among VUSI, PowerTeam Services, and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share

GLOSSARY
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCEH Corp.	Formerly Texas Competitive Electric Holdings Company LLC, predecessor to Vistra Energy Corp. whose major subsidiaries include Luminant and TXU Energy
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TSCR	Tax Savings Credit Rider
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VCC	Vectren Capital Corp., a wholly-owned subsidiary of Vectren
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, formerly a wholly-owned subsidiary of Vectren
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both June 30, 2020 and December 31, 2019, consisted of AT&T Common and Charter Common
2019 Form 10-K
Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 27, 2020, as recast in the Registrants’ Current Report on Form 8-K dated May 18, 2020, and filed with the SEC on May 19, 2020

v

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

◦
the timing and extent of changes in the supply of natural gas and associated commodity prices, particularly prices of natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions served by Enable, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable’s interstate pipelines and its commodity risk management activities;

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

•	the recording of impairment charges;

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

•
tax legislation, including the effects of the CARES Act and of the TCJA (which includes but is not limited to any potential changes to tax rates, tax credits and/or interest deductibility) and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;

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

•
the availability and prices of raw materials and services and changes in labor for current and future construction projects and operations and maintenance costs, including our ability to control such costs;

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

•	our ability to invest planned capital and the timely recovery of our investments, including those related to Indiana Electric’s IRP;

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

•	changes in rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the extent and effectiveness of our and Enable’s risk management and hedging activities, including, but not limited to financial and weather hedges;

•	timely and appropriate regulatory actions, which include actions allowing securitization, for any future hurricanes or natural disasters or other recovery of costs;

•	the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., formerly known as TCEH Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•
CenterPoint Energy’s or Enable’s potential business strategies and strategic initiatives, including any recommendations of the Business Review and Evaluation Committee of the Board of Directors, restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which CenterPoint Energy and Enable cannot assure will be completed or will have the anticipated benefits to CenterPoint Energy or Enable;

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

•
other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K,which are incorporated herein by reference, in Item 1A of Part II of this combined Form 10-Q and other reports the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,476	$1,565	$3,549	$3,736
Non-utility revenues	99	93	193	151
Total	1,575	1,658	3,742	3,887
Expenses:
Utility natural gas, fuel and purchased power	202	260	811	1,057
Non-utility cost of revenues, including natural gas	69	61	133	108
Operation and maintenance	643	673	1,317	1,421
Depreciation and amortization	297	322	579	622
Taxes other than income taxes	129	113	265	239
Goodwill impairment	—	—	185	—
Total	1,340	1,429	3,290	3,447
Operating Income	235	229	452	440
Other Income (Expense):
Gain (loss) on marketable securities	75	64	(69)	147
Gain (loss) on indexed debt securities	(76)	(68)	59	(154)
Interest expense and other finance charges	(128)	(134)	(267)	(255)
Interest expense on Securitization Bonds	(7)	(10)	(15)	(22)
Equity in earnings (loss) of unconsolidated affiliates, net	43	74	(1,432)	136
Interest income	1	1	1	13
Interest income from Securitization Bonds	—	1	1	3
Other income, net	21	9	34	15
Total	(71)	(63)	(1,688)	(117)
Income (Loss) from Continuing Operations Before Income Taxes	164	166	(1,236)	323
Income tax expense (benefit)	29	15	(318)	29
Income (Loss) from Continuing Operations	135	151	(918)	294
Income (Loss) from Discontinued Operations (net of tax expense of $38, $14, $21 and $22, respectively)	(30)	44	(176)	70
Net Income (Loss)	105	195	(1,094)	364
Income allocated to preferred shareholders	46	30	75	59
Income (Loss) Available to Common Shareholders	$59	$165	$(1,169)	$305

Basic earnings (loss) per common share - continuing operations	$0.17	$0.24	$(1.93)	$0.47
Basic earnings (loss) per common share - discontinued operations	(0.06)	0.09	(0.34)	0.14
Basic Earnings (Loss) Per Common Share	0.11	0.33	(2.27)	0.61
Diluted earnings (loss) per common share - continuing operations	$0.17	$0.24	$(1.93)	$0.47
Diluted earnings (loss) per common share - discontinued operations	(0.06)	0.09	(0.34)	0.14
Diluted Earnings (Loss) Per Common Share	$0.11	$0.33	$(2.27)	$0.61

Weighted Average Common Shares Outstanding, Basic	528	502	515	502
Weighted Average Common Shares Outstanding, Diluted	531	505	515	504

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Net Income (Loss)	$105	$195	$(1,094)	$364
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1, $1, $2 and $2)	1	2	2	3
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	(1)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	1
Reclassification of net deferred losses from cash flow hedges (net of tax of $4, $-0-, $4 and $-0-)	15	—	15	—
Other comprehensive loss from unconsolidated affiliates (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	(3)	—
Total	16	2	14	3
Comprehensive income (loss)	121	197	(1,080)	367
Income allocated to preferred shareholders	46	30	75	59
Comprehensive income (loss) available to common shareholders	$75	$167	$(1,155)	$308

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents ($149 and $216 related to VIEs, respectively)	$168	$241
Investment in marketable securities	753	822
Accounts receivable ($27 and $26 related to VIEs, respectively), less bad debt reserve of $39 and $21, respectively	735	702
Accrued unbilled revenues, less bad debt reserve of $2 and $-0-, respectively	275	469
Natural gas inventory	158	209
Materials and supplies	304	263
Taxes receivable	—	106
Current assets held for sale	—	1,002
Prepaid expenses and other current assets ($19 and $19 related to VIEs, respectively)	108	123
Total current assets	2,501	3,937
Property, Plant and Equipment:
Property, plant and equipment	31,349	30,324
Less: accumulated depreciation and amortization	10,001	9,700
Property, plant and equipment, net	21,348	20,624
Other Assets:
Goodwill	4,697	4,882
Regulatory assets ($719 and $788 related to VIEs, respectively)	2,149	2,117
Investment in unconsolidated affiliates	855	2,408
Preferred units – unconsolidated affiliate	363	363
Non-current assets held for sale	—	962
Other	235	236
Total other assets	8,299	10,968
Total Assets	$32,148	$35,529

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2020	December 31, 2019
	(in millions, except share amounts)
Current Liabilities:
Short-term borrowings	$19	$—
Current portion of VIE Securitization Bonds long-term debt	206	231
Indexed debt, net	17	19
Current portion of other long-term debt	1,707	618
Indexed debt securities derivative	834	893
Accounts payable	670	884
Taxes accrued	241	239
Interest accrued	159	158
Customer deposits	124	124
Non-trading derivative liabilities	7	7
Current liabilities held for sale	—	455
Other	325	350
Total current liabilities	4,309	3,978
Other Liabilities:
Deferred income taxes, net	3,491	3,928
Non-trading derivative liabilities	11	15
Benefit obligations	771	750
Regulatory liabilities	3,463	3,474
Non-current liabilities held for sale	—	43
Other	774	738
Total other liabilities	8,510	8,948
Long-term Debt:
VIE Securitization Bonds, net	639	746
Other long-term debt, net	10,298	13,498
Total long-term debt, net	10,937	14,244
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	790
Series B Preferred Stock, $0.01 par value, $978 aggregate liquidation preference, 977,500 shares outstanding	950	950
Series C Preferred Stock, $0.01 par value, $725 aggregate liquidation preference, 725,000 shares outstanding	701	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 544,709,048 shares and 502,242,061 shares outstanding, respectively	5	5
Additional paid-in capital	6,801	6,080
Retained earnings (accumulated deficit)	(771)	632
Accumulated other comprehensive loss	(84)	(98)
Total shareholders’ equity	8,392	8,359
Total Liabilities and Shareholders’ Equity	$32,148	$35,529

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(1,094)	$364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	579	622
Depreciation and amortization on assets held for sale	—	31
Amortization of deferred financing costs	15	14
Amortization of intangible assets in non-utility cost of revenues	1	12
Deferred income taxes	(477)	(21)
Goodwill impairment and loss from reclassification to held for sale	172	—
Goodwill impairment	185	—
Unrealized loss (gain) on marketable securities	69	(147)
Loss (gain) on indexed debt securities	(59)	154
Write-down of natural gas inventory	3	3
Equity in (earnings) losses of unconsolidated affiliates	1,432	(136)
Distributions from unconsolidated affiliates	109	149
Pension contributions	(5)	(29)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	312	463
Inventory	22	10
Taxes receivable	106	(69)
Accounts payable	(221)	(594)
Fuel cost recovery	15	78
Non-trading derivatives, net	(3)	(71)
Margin deposits, net	65	(12)
Interest and taxes accrued	14	(88)
Net regulatory assets and liabilities	(80)	(77)
Other current assets	1	20
Other current liabilities	(39)	(156)
Other assets	15	76
Other liabilities	41	(30)
Other operating activities, net	3	8
Net cash provided by operating activities	1,181	574
Cash Flows from Investing Activities:
Capital expenditures	(1,278)	(1,169)
Acquisitions, net of cash acquired	—	(5,987)
Increase in notes receivable – unconsolidated affiliate	—	(4)
Distributions from unconsolidated affiliate in excess of cumulative earnings	7	—
Proceeds from divestitures (Note 3)	1,136	—
Other investing activities, net	(8)	11
Net cash used in investing activities	(143)	(7,149)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	19	—
Proceeds from (payments of) commercial paper, net	(1,498)	2,221
Proceeds from long-term debt, net	299	1,721
Payments of long-term debt	(1,032)	(1,077)
Long-term revolving credit facility, net	—	135
Payment of debt issuance costs	(3)	(9)
Payment of dividends on Common Stock	(227)	(288)
Payment of dividends on Preferred Stock	(66)	(60)
Proceeds from issuance of Common Stock, net	673	—
Proceeds from issuance of Series C Preferred Stock, net	724	—
Other financing activities, net	(4)	(14)
Net cash provided by (used in) financing activities	(1,115)	2,629
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(77)	(3,946)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	271	4,278
Cash, Cash Equivalents and Restricted Cash at End of Period	$194	$332

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	2	$1,740	2	$1,740	2	$1,740	2	$1,740
Issuances of Series C Preferred Stock, net of issuance costs and beneficial conversion feature	1	701	—	—	1	701	—	—
Balance, end of period	3	2,441	2	1,740	3	2,441	2	1,740
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	502	5	502	5	502	5	501	5
Issuances of Common Stock	42	—	—	—	42	—	—	—
Issuances related to benefit and investment plans	1	—	—	—	1	—	1	—
Balance, end of period	545	5	502	5	545	5	502	5
Additional Paid-in-Capital
Balance, beginning of period		6,086		6,060		6,080		6,072
Issuances of Common Stock, net of issuance costs		673		—		673		—
Issuances related to benefit and investment plans		10		5		16		(7)
Recognition of beneficial conversion feature		32		—		32		—
Balance, end of period		6,801		6,065		6,801		6,065
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		(761)		518		632		349
Net income (loss)		105		195		(1,094)		364
Common Stock dividends declared (see Note 19)		(82)		(144)		(227)		(144)
Series A Preferred Stock dividends declared (see Note 19)		—		—		(25)		—
Series B Preferred Stock dividends declared (see Note 19)		(17)		(17)		(34)		(17)
Series C Preferred Stock dividends declared (see Note 19)		(7)		—		(7)		—
Amortization of beneficial conversion feature		(9)		—		(9)		—
Adoption of ASU 2016-13		—		—		(7)		—
Balance, end of period		(771)		552		(771)		552
Accumulated Other Comprehensive Loss
Balance, beginning of period		(100)		(107)		(98)		(108)
Other comprehensive income (loss)		16		2		14		3
Balance, end of period		(84)		(105)		(84)		(105)
Total Shareholders’ Equity		$8,392		$8,257		$8,392		$8,257

 See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues	$720	$765	$1,354	$1,451
Expenses:
Operation and maintenance	364	359	723	727
Depreciation and amortization	140	176	269	351
Taxes other than income taxes	64	61	128	123
Total	568	596	1,120	1,201
Operating Income	152	169	234	250
Other Income (Expense):
Interest expense and other finance charges	(43)	(42)	(84)	(82)
Interest expense on Securitization Bonds	(7)	(10)	(15)	(22)
Interest income	—	6	1	10
Interest income from Securitization Bonds	—	1	1	3
Other income (expense), net	1	(1)	4	(3)
Total	(49)	(46)	(93)	(94)
Income Before Income Taxes	103	123	141	156
Income tax expense	16	23	21	29
Net Income	$87	$100	$120	$127

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income	$87	$100	$120	$127
Other comprehensive loss:
Net deferred loss from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	(1)
Reclassification of net deferred losses from cash flow hedges (net of tax of $4, $-0-, $4 and $-0-)	15	—	15	—
Total	15	—	15	(1)
Comprehensive income	$102	$100	$135	$126

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents ($149 and $216 related to VIEs, respectively)	$151	$216
Accounts and notes receivable ($27 and $26 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	325	238
Accounts and notes receivable–affiliated companies	42	523
Accrued unbilled revenues	125	117
Materials and supplies	175	147
Prepaid expenses and other current assets ($19 and $19 related to VIEs, respectively)	33	49
Total current assets	851	1,290
Property, Plant and Equipment:
Property, plant and equipment	13,215	12,829
Less: accumulated depreciation and amortization	3,882	3,797
Property, plant and equipment, net	9,333	9,032
Other Assets:
Regulatory assets ($719 and $788 related to VIEs, respectively)	879	915
Other	34	25
Total other assets	913	940
Total Assets	$11,097	$11,262

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	June 30, 2020	December 31, 2019
	(in millions)
Current Liabilities:
Short-term borrowings	$5	$—
Current portion of VIE Securitization Bonds long-term debt	206	231
Current portion of other long-term debt	402	—
Accounts payable	234	268
Accounts and notes payable–affiliated companies	37	76
Taxes accrued	110	123
Interest accrued	76	69
Other	95	63
Total current liabilities	1,165	830
Other Liabilities:
Deferred income taxes, net	1,036	1,030
Benefit obligations	73	75
Regulatory liabilities	1,250	1,288
Other	85	69
Total other liabilities	2,444	2,462
Long-term Debt:
VIE Securitization Bonds, net	639	746
Other, net	3,868	3,973
Total long-term debt, net	4,507	4,719
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,486	2,486
Retained earnings	495	780
Accumulated other comprehensive loss	—	(15)
Total member’s equity	2,981	3,251
Total Liabilities and Member’s Equity	$11,097	$11,262

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$120	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	351
Amortization of deferred financing costs	5	5
Deferred income taxes	(10)	(27)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(102)	(56)
Accounts receivable/payable–affiliated companies	(6)	(35)
Inventory	(28)	(7)
Accounts payable	9	2
Taxes receivable	—	(8)
Interest and taxes accrued	(2)	(34)
Non-trading derivatives, net	15	(25)
Net regulatory assets and liabilities	(13)	(69)
Other current assets	16	18
Other current liabilities	2	(4)
Other assets	(1)	10
Other liabilities	12	(3)
Other operating activities, net	(8)	(5)
Net cash provided by operating activities	278	240
Cash Flows from Investing Activities:
Capital expenditures	(548)	(514)
Decrease (increase) in notes receivable–affiliated companies	448	(794)
Other investing activities, net	(7)	(3)
Net cash used in investing activities	(107)	(1,311)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	5	—
Proceeds from long-term debt, net	299	696
Payments of long-term debt	(132)	(242)
Decrease in notes payable–affiliated companies	—	(1)
Dividend to parent	(405)	(40)
Contribution from parent	—	590
Payment of debt issuance costs	(3)	(8)
Other financing activities, net	—	(1)
Net cash provided by (used in) financing activities	(236)	994
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(65)	(77)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	235	370
Cash, Cash Equivalents and Restricted Cash at End of Period	$170	$293

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,486		2,486		2,486		1,896
Contribution from Parent		—		—		—		590
Balance, end of period		2,486		2,486		2,486		2,486
Retained Earnings
Balance, beginning of period		428		803		780		800
Net income		87		100		120		127
Dividend to parent		(20)		(16)		(405)		(40)
Balance, end of period		495		887		495		887
Accumulated Other Comprehensive Loss
Balance, beginning of period		(15)		(15)		(15)		(14)
Other comprehensive income (loss)		15		—		15		(1)
Balance, end of period		—		(15)		—		(15)
Total Member’s Equity		$2,981		$3,358		$2,981		$3,358
See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Utility revenues	$467	$513	$1,463	$1,708
Non-utility revenues	16	13	31	30
Total	483	526	1,494	1,738
Expenses:
Utility natural gas	137	186	609	873
Non-utility cost of revenues, including natural gas	7	8	13	18
Operation and maintenance	179	194	388	427
Depreciation and amortization	74	73	148	146
Taxes other than income taxes	44	38	94	87
Total	441	499	1,252	1,551
Operating Income	42	27	242	187
Other Expense:
Interest expense and other finance charges	(29)	(30)	(59)	(59)
Interest income	—	3	—	3
Other expense, net	—	(3)	(4)	(6)
Total	(29)	(30)	(63)	(62)
Income (Loss) From Continuing Operations Before Income Taxes	13	(3)	179	125
Income tax expense (benefit)	(4)	(5)	31	13
Income From Continuing Operations	17	2	148	112
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $8, $5, ($3) and $13, respectively)	(4)	26	(68)	54
Net Income	$13	$28	$80	$166

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Net income	$13	$28	$80	$166
Comprehensive income	$13	$28	$80	$166

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$1	$2
Accounts receivable, less bad debt reserve of $32 and $15, respectively	265	322
Accrued unbilled revenues, less bad debt reserve of $1 and $-0-, respectively	81	249
Accounts and notes receivable–affiliated companies	29	10
Materials and supplies	80	71
Natural gas inventory	85	135
Current assets held for sale	—	691
Prepaid expenses and other current assets	—	9
Total current assets	541	1,489
Property, Plant and Equipment:
Property, plant and equipment	8,404	8,079
Less: accumulated depreciation and amortization	2,358	2,270
Property, plant and equipment, net	6,046	5,809
Other Assets:
Goodwill	757	757
Regulatory assets	201	191
Non-current assets held for sale	—	213
Other	50	53
Total other assets	1,008	1,214
Total Assets	$7,595	$8,512

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	June 30, 2020	December 31, 2019
	(in millions)
Current Liabilities:
Short-term borrowings	$14	$—
Current portion of long-term debt	593	—
Accounts payable	204	333
Accounts and notes payable–affiliated companies	60	47
Taxes accrued	52	84
Interest accrued	38	38
Customer deposits	76	74
Current liabilities held for sale	—	368
Other	133	167
Total current liabilities	1,170	1,111
Other Liabilities:
Deferred income taxes, net	507	470
Benefit obligations	84	80
Regulatory liabilities	1,234	1,219
Non-current liabilities held for sale	—	27
Other	430	418
Total other liabilities	2,255	2,214
Long-Term Debt	1,813	2,546
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	1,829	2,116
Retained earnings	518	515
Accumulated other comprehensive income	10	10
Total stockholder’s equity	2,357	2,641
Total Liabilities and Stockholder’s Equity	$7,595	$8,512

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$80	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	146
Depreciation and amortization on assets held for sale	—	7
Amortization of deferred financing costs	5	4
Deferred income taxes	26	20
Goodwill impairment and loss from reclassification to held for sale	93	—
Write-down of natural gas inventory	3	3
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	357	554
Accounts receivable/payable–affiliated companies	(7)	(11)
Inventory	52	26
Accounts payable	(183)	(442)
Fuel cost recovery	14	78
Interest and taxes accrued	(27)	(31)
Non-trading derivatives, net	(13)	(62)
Margin deposits, net	65	(12)
Net regulatory assets and liabilities	(12)	15
Other current assets	2	7
Other current liabilities	(22)	(21)
Other assets	7	(2)
Other liabilities	5	3
Other operating activities, net	(6)	1
Net cash provided by operating activities	587	449
Cash Flows from Investing Activities:
Capital expenditures	(376)	(322)
Increase in notes receivable–affiliated companies	(9)	(66)
Proceeds from divestiture (Note 3)	286	—
Other investing activities, net	2	2
Net cash used in investing activities	(97)	(386)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	14	—
Proceeds from (payments of) commercial paper, net	(145)	22
Dividends to parent	(72)	(103)
Capital distribution to parent associated with the sale of CES	(286)	—
Other financing activities, net	(2)	(2)
Net cash used in financing activities	(491)	(83)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1)	(20)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2	25
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$5

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,116		2,015		2,116		2,015
Capital distribution to parent associated with the sale of CES		(286)		—		(286)		—
Other		(1)		—		(1)		—
Balance, end of period		1,829		2,015		1,829		2,015
Retained Earnings
Balance, beginning of period		545		541		515		423
Net income		13		28		80		166
Dividend to parent		(40)		(83)		(72)		(103)
Adoption of ASU 2016-13		—		—		(5)		—
Balance, end of period		518		486		518		486
Accumulated Other Comprehensive Income
Balance, beginning of period		10		5		10		5
Balance, end of period		10		5		10		5
Total Stockholder’s Equity		$2,357		$2,506		$2,357		$2,506

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

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable as described below. As of June 30, 2020, CenterPoint Energy’s operating subsidiaries reported as continuing operations were as follows:

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

As of June 30, 2020, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 53.7% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

As of June 30, 2020, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

Discontinued Operations. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group, which provided underground pipeline construction and repair services through wholly-owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC and served natural gas utilities across the United States, focusing on recurring integrity, station and maintenance work and opportunities for large transmission pipeline construction projects. The transaction closed on April 9, 2020. See Note 3 for further information.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group, which obtained and offered competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in over 30 states. The transaction closed on June 1, 2020. See Note 3 for further information.

COVID-19 Impacts. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter in place and “stay-at-home” orders in the Registrants’ service territories. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. However, despite extensive planning and mitigation efforts by the states in our service territories, COVID-19 cases continued to increase, requiring governing authorities to continuously reassess re-opening plans for their jurisdictions. For example, the governor of the state of Texas issued orders in April 2020 to allow businesses to re-open at varying levels of capacity in May and June 2020. To address the June 2020 spike in COVID-19 cases, including in Houston, such re-opening activities were temporarily paused or scaled back, and also included closing certain establishments. Similarly, the governor of the state of Indiana announced that the state would delay entering the final phase of its re-opening plan. The Registrants have experienced some resulting disruptions to their business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. The Registrants’ electric facilities and natural gas distribution systems, as applicable, have remained operational, and their respective customers have continued to receive service. While residential electric usage has increased as individuals continue to stay at home or work remotely, the Registrants have experienced reduced demand and usage among their respective electric and natural gas commercial and industrial customers, as well as a decrease in revenues related to disconnections and reconnections due to the disconnect moratorium across their service territories due to COVID-19. Houston Electric is following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. Although one of Houston Electric’s REPs filed for bankruptcy in April 2020 due to COVID-19, Houston Electric has received the related account balance. Similarly, as a result of the disconnect moratorium across CenterPoint Energy’s and CERC’s NGD service territories and other payment deferrals or arrangements, days outstanding on receivables and uncollectible accounts have increased, resulting in an increase to allowance for doubtful accounts, which may ultimately increase further. However, CenterPoint Energy’s NGD and CERC’s NGD service territories and Indiana Electric have either (1) received authority from their public utility commissions to defer bad debt expense associated with COVID-19 as a regulatory asset or (2) exercised existing authority to recover bad debt expense through a tracking mechanism. Some of the Registrants also received authority to recover other COVID-19 costs but must offset those costs with any cost reductions attributable to COVID-19. The ultimate impacts of the COVID-19 pandemic on the Registrants’ businesses will depend on future developments and evolving factors, including, among others, the ultimate spread, scope and duration of the pandemic, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments or vaccines, actions taken by governmental authorities, customers, suppliers and other thirds parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. While the Registrants continue to assess the COVID-19 situation, they cannot estimate with any degree of certainty the full impact of the COVID-19 pandemic on their liquidity, financial condition and future results of operations at this time. However, the Registrants expect the COVID-19 situation to adversely impact future quarters. See Notes 5 and 6 for further information on COVID-19’s impact on the Registrants.

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
Transition method: prospective for additions and one modification and retrospective for all other amendments
Adoption of eliminations and modifications as of September 30, 2018 and additions as of January 1, 2020
The adoption of this standard did not impact the Registrants’ financial position, results of operations or cash flows. The disclosures modified and added upon adoption are no longer included in Note 8 due to the sale of the Energy Services Disposal Group.

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

(3) Divestitures (CenterPoint Energy and CERC)

Divestiture of Infrastructure Services (CenterPoint Energy). On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group to PowerTeam Services. Subject to the terms and conditions of the Securities Purchase Agreement, PowerTeam Services agreed to purchase all of the outstanding equity interests of VISCO for approximately $850 million, subject to customary adjustments set forth in the Securities Purchase Agreement, including adjustments based on VISCO’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on April 9, 2020 for $850 million in cash. Additionally, as of June 30, 2020, CenterPoint Energy recorded a receivable from PowerTeam Services for working capital and other adjustments set forth in the Security Purchase Agreement, discussed further below.

In February 2020, certain assets and liabilities representing the Infrastructure Services Disposal Group met the held for sale criteria and represented all of the businesses within the reporting unit. In accordance with the Securities Purchase Agreement, VISCO was converted from a wholly-owned corporation to a limited liability company that was disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes, requiring net deferred tax liabilities of approximately $127 million as of April 9, 2020, the date the transaction closed, to be recognized as a deferred income tax benefit by CenterPoint Energy. Additionally, CenterPoint Energy recognized current tax expense of $159 million as a result of the cash taxes payable upon sale.

Upon classifying the Infrastructure Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s financial statements for the three months ended March 31, 2020, CenterPoint Energy recorded a goodwill impairment of approximately $82 million, plus an additional loss of $14 million for cost to sell. CenterPoint Energy recognized a pre-tax gain of $3 million in connection with the closing of the transaction of the Infrastructure Services Disposal Group during the three months ended June 30, 2020. In connection with the closing of the transaction and as of June 30, 2020, CenterPoint Energy recorded a receivable from PowerTeam Services for working capital and other customary adjustments set forth in the Securities Purchase Agreement, and a gain or loss on sale in future periods may be incurred by CenterPoint Energy for differences between the estimated receivable as of June 30, 2020 and the actual amount of the payment.

In the Securities Purchase Agreement, CenterPoint Energy agreed to a mechanism to reimburse PowerTeam Services subsequent to closing of the sale for certain amounts of specifically identified change orders that may be ultimately rejected by one of VISCO’s customers as part of on-going audits. CenterPoint Energy’s maximum contractual exposure under the Securities Purchase Agreement, in addition to liability reflected in the working capital adjustment, for these change orders is $21 million. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Divestiture of Energy Services (CenterPoint Energy and CERC). On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group to Symmetry Energy Solutions Acquisition. This transaction did not include CEIP and its assets or MES. Symmetry Energy Solutions Acquisition agreed to purchase all of the outstanding equity interests of the Energy Services Disposal Group for approximately $400 million, subject to customary adjustments set forth in the Equity Purchase Agreement, and inclusive of an estimate of the cash adjustment for the Energy Services Disposal Group’s net working capital at closing, indebtedness and transaction expenses. The transaction closed on June 1, 2020 for approximately $286 million in cash. Additionally, as of June 30, 2020, CenterPoint Energy recorded a receivable from Symmetry Energy Solutions Acquisition for working capital and other adjustments set forth in the Equity Purchase Agreement that CenterPoint Energy has estimated to be approximately $75 million.

In February 2020, certain assets and liabilities representing the Energy Services Disposal Group met the criteria to be classified as held for sale and represented substantially all of the businesses within the reporting unit. In accordance with the Equity Purchase Agreement, CES was converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes, requiring the net deferred tax liability of approximately $3 million as of June 1, 2020, the date the transaction closed, to be recognized as a deferred tax benefit by CenterPoint Energy and CERC upon closing. Additionally, CenterPoint Energy and CERC recognized current tax expense of $3 million as a result of the cash taxes payable upon sale.

Upon classifying the Energy Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s and CERC’s respective financial statements for the three months ended March 31, 2020, CenterPoint Energy and CERC recorded a goodwill impairment of approximately $62 million and a loss on assets held for sale of approximately $70 million, plus an additional loss of $6 million for cost to sell recorded only at CenterPoint Energy. CenterPoint Energy and CERC recognized a reduction to the loss on classification to held for sale of $39 million in connection with the closing of the sale of the Energy Services Disposal Group during the three months ended June 30, 2020. In connection with the closing of the sale and as of June 30, 2020, CenterPoint Energy and CERC recorded a receivable from Symmetry Energy Solutions Acquisition for customary adjustments set forth in the Equity Purchase Agreement and, a gain or loss on sale in future periods may be incurred by CenterPoint Energy and CERC for differences between the estimated receivable as of June 30, 2020 and the actual amount of the payment.

As a result of the sale of the Energy Services and Infrastructure Services Disposal Groups, there were no assets or liabilities classified as held for sale as of June 30, 2020. The assets and liabilities of the Infrastructure Services and Energy Services Disposal Groups as of December 31, 2019 have been recast as assets and liabilities held for sale and retained their current or long-term classification applicable as of December 31, 2019. Long-lived assets are not depreciated or amortized once they are classified as held for sale. The assets and liabilities of the Infrastructure Services and Energy Services Disposal Groups classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, as of December 31, 2019 included the following:

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

Because the Infrastructure Services and Energy Services Disposal Groups met the held for sale criteria and their disposals also represent a strategic shift to CenterPoint Energy and CERC, as applicable, the earnings and expenses directly associated with these dispositions, including operating results of the businesses through the date of sale, are reflected as discontinued operations on CenterPoint Energy’s and CERC’s Statements of Consolidated Income, as applicable. As a result, prior periods have also been recast to reflect the earnings or losses from such businesses as income from discontinued operations, net of tax.

A summary of the Infrastructure Services and Energy Services Disposal Groups presented in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, is as follows:

	Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	CenterPoint Energy						CERC
	Infrastructure Services Disposal Group		Energy Services Disposal Group		Total		Energy Services Disposal Group
	(in millions)
Revenues	$28	$326	$281	$852	$309	$1,178	$281	$852
Expenses:
Non-utility cost of revenues	6	89	300	801	306	890	300	801
Operation and maintenance	21	195	14	17	35	212	14	17
Depreciation and amortization	—	15	—	3	—	18	—	3
Taxes other than income taxes	—	—	2	—	2	—	2	—
Total	27	299	316	821	343	1,120	316	821
Income (loss) from Discontinued Operations before income taxes	1	27	(35)	31	(34)	58	(35)	31
Gain (loss) on classification to held for sale, net (2) (3)	3	—	39	—	42	—	39	—
Income tax expense (benefit)	30	6	8	8	38	14	8	5
Net income (loss) from Discontinued Operations	$(26)	$21	$(4)	$23	$(30)	$44	$(4)	$26

	Six Months Ended June 30,
	2020	2019 (1)	2020	2019	2020	2019	2020	2019
	CenterPoint Energy						CERC
	Infrastructure Services Disposal Group		Energy Services Disposal Group		Total		Energy Services Disposal Group
	(in millions)
Revenues	$250	$472	$1,167	$2,094	$1,417	$2,566	$1,167	$2,094
Expenses:
Non-utility cost of revenues	50	132	1,108	1,986	1,158	2,118	1,108	1,986
Operation and maintenance	184	291	34	34	218	325	34	34
Depreciation and amortization	—	24	—	7	—	31	—	7
Taxes other than income taxes	1	—	3	—	4	—	3	—
Total	235	447	1,145	2,027	1,380	2,474	1,145	2,027
Income (loss) from Discontinued Operations before income taxes	15	25	22	67	37	92	22	67
Gain (loss) on classification to held for sale, net (2) (3)	(93)	—	(99)	—	(192)	—	(93)	—
Income tax expense (benefit)	25	6	(4)	16	21	22	(3)	13
Net income (loss) from Discontinued Operations	$(103)	$19	$(73)	$51	$(176)	$70	$(68)	$54

(1)	Reflects February 1, 2019 to June 30, 2019 results only due to the Merger.

(2)	Loss from classification to held for sale is inclusive of goodwill impairment and, for CenterPoint Energy, its costs to sell.

(3)	Infrastructure Services Disposal Group includes $3 million gain on sale in the three and six months ended June 30, 2020.

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

	Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
	CenterPoint Energy				CERC
	Infrastructure Services Disposal Group		Energy Services Disposal Group		Energy Services Disposal Group
	(in millions)
Depreciation and amortization	$—	$24	$—	$7	$—	$7
Amortization of intangible assets in Non-utility cost of revenues	—	9	—	—	—	—
Write-down of natural gas inventory	—	—	3	3	3	3
Capital expenditures	16	38	1	7	1	7
Non-cash transactions:
Accounts payable related to capital expenditures	2	—	4	4	4	4

Other Sale Related Matters (CenterPoint Energy and CERC). CES provided natural gas supply to CenterPoint Energy’s and CERC’s NGD under contracts executed in a competitive bidding process, with the duration of some contracts extending into 2021. In addition, CERC is the natural gas transportation provider for a portion of CES’s customer base and will continue to be the transportation provider for these customers as long as these customers retain a relationship with the divested CES business.

Revenues and expenses incurred by CenterPoint Energy and CERC for natural gas transportation and supply are as follows:

	Three Months Ended June 30,
	2020 (1)	2019	2020 (1)	2019
	CenterPoint Energy		CERC
	(in millions)
Transportation revenue	$18	$32	$18	$32
Natural gas expense	3	16	3	16

	Six Months Ended June 30,
	2020 (2)	2019	2020 (2)	2019
	CenterPoint Energy		CERC
	(in millions)
Transportation revenue	$34	$48	$34	$48
Natural gas expense	48	80	47	79

(1)	Represents charges for the period April 1, 2020 until the closing of the transaction.

(2)	Represents charges for the period January 1, 2020 until the closing of the transaction.

NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The AMAs are with the Energy Services Disposal Group and will expire in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. These transactions are accounted for as inventory financing. CenterPoint Energy and CERC had outstanding obligations related to the AMAs of $14 million and $-0- as of June 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended June 30,
	2020 (1)	2019	2020 (1)	2019
	CenterPoint Energy		CERC
	(in millions)
Pipeline construction and repair services capitalized	$—	$48	$—	$8
Pipeline construction and repair service charges in operations and maintenance expense	—	—	—	—

	Six Months Ended June 30,
	2020 (2)	2019 (3)	2020 (2)	2019 (3)
	CenterPoint Energy		CERC
	(in millions)
Pipeline construction and repair services capitalized	$34	$67	$—	$9
Pipeline construction and repair service charges in operations and maintenance expense	1	4	1	1

(1)	Represents charges for the period April 1, 2020 until the closing of the transaction.

(2)	Represents charges for the period January 1, 2020 until the closing of the transaction.

(3)	Represents charges for the period beginning February 1, 2019 due to the Merger.

(4) Revenue Recognition and Provision for Doubtful Accounts

Revenues from Contracts with Customers

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services. The revenues and related balances in the following tables exclude operating revenues and balances from the Energy Services Disposal Group and Infrastructure Services Disposal Group, which are reflected as discontinued operations and assets held for sale prior to the date of closing of each transaction. See Note 3 for further information.

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended June 30, 2020
	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$722	$128	$632	$84	$1,566
Other (1)	(2)	—	9	2	9
Total revenues	$720	$128	$641	$86	$1,575

	Six Months Ended June 30, 2020
	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,360	$257	$1,925	$165	$3,707
Other (1)	(2)	—	34	3	35
Total revenues	$1,358	$257	$1,959	$168	$3,742

	Three Months Ended June 30, 2019
	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$768	$140	$663	$78	$1,649
Other (1)	(3)	—	10	2	9
Total revenues	$765	$140	$673	$80	$1,658

	Six Months Ended June 30, 2019
	Houston Electric T&D	Indiana Electric Integrated (2)	Natural Gas Distribution (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$1,458	$223	$2,076	$119	$3,876
Other (1)	(4)	—	12	3	11
Total revenues	$1,454	$223	$2,088	$122	$3,887

(1)
Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Total lease income was $1 million and $1 million for the three months ended June 30, 2020 and 2019, respectively, and $2 million and $3 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to June 30, 2019.

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenue from contracts	$722	$768	$1,360	$1,458
Other (1)	(2)	(3)	(6)	(7)
Total revenues	$720	$765	$1,354	$1,451

(1)
Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the three or six months ended June 30, 2020 and 2019.

CERC

	Three Months Ended June 30,
	2020			2019
	Natural Gas Distribution	Corporate and Other	Total	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$470	$2	$472	$515	$—	$515
Other (1)	10	1	11	11	—	11
Total revenues	$480	$3	$483	$526	$—	$526

	Six Months Ended June 30,
	2020			2019
	Natural Gas Distribution	Corporate and Other	Total	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,451	$5	$1,456	$1,720	$1	$1,721
Other (1)	37	1	38	17	—	17
Total revenues	$1,488	$6	$1,494	$1,737	$1	$1,738

(1)
Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the three or six months ended June 30, 2020 and 2019.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of June 30, 2020, CenterPoint Energy’s contract assets primarily relate to ESG contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. As of June 30, 2020, CenterPoint Energy’s contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers from continuing operations as of December 31, 2019 and June 30, 2020, respectively, are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2019	$566	$469	$6	$30
Closing balance as of June 30, 2020	565	276	16	26
Increase (decrease)	$(1)	$(193)	$10	$(4)

The amount of revenue recognized in the six-month period ended June 30, 2020 that was included in the opening contract liability was $28 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2019	$210	$117	$3
Closing balance as of June 30, 2020	282	125	5
Increase	$72	$8	$2

The amount of revenue recognized in the six-month period ended June 30, 2020 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2019	$222	$249
Closing balance as of June 30, 2020	155	83
Decrease	$(67)	$(166)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of June 30, 2020:
Corporate and Other	$218	$554	$772
	$218	$554	$772

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

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric had no material changes in its methodology to recognize losses on financial assets that fall under the scope of Topic 326, primarily due to the nature of its customers and regulatory environment. For a discussion of regulatory deferrals related to COVID-19, see Note 6.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Service cost (1)	$12	$10	$22	$20
Interest cost (2)	19	25	38	48
Expected return on plan assets (2)	(29)	(27)	(57)	(52)
Amortization of prior service cost (2)	—	2	—	4
Amortization of net loss (2)	11	13	21	26
Settlement cost (2) (3)	1	1	1	1
Curtailment gain (2) (4)	—	—	—	(1)
Net periodic cost	$14	$24	$25	$46

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

(3)
A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In each of the three and six months ended June 30, 2020 and 2019, CenterPoint Energy recognized a non-cash settlement cost of $1 million and $1 million, respectively, due to lump sum settlement payments from Vectren pension plans.

(4)
A curtailment gain or loss is required when the expected future services of a significant number of employees are reduced or eliminated for the accrual of benefits. In the six months ended June 30, 2019, CenterPoint Energy recognized a pension curtailment gain of $1 million related to Vectren employees whose employment was terminated after the Merger closed.

Postretirement Benefits

	Three Months Ended June 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$—	$—	$1
Interest cost (2)	3	2	1	4	2	1
Expected return on plan assets (2)	(2)	(1)	—	(1)	(1)	(1)
Amortization of prior service cost (credit) (2)	(1)	(2)	—	(1)	(2)	—
Net periodic cost (income)	$1	$(1)	$1	$2	$(1)	$1

	Six Months Ended June 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$1
Interest cost (2)	6	3	2	8	4	2
Expected return on plan assets (2)	(3)	(2)	—	(3)	(2)	(1)
Amortization of prior service cost (credit) (2)	(2)	(3)	—	(2)	(3)	—
Net periodic cost (income)	$2	$(2)	$2	$4	$(1)	$2

(1)
Amounts presented in the tables above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)	Amounts presented in the tables above are included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2020	$83	$—	$—
Expected contribution to postretirement benefit plans in 2020	11	4	4

The table below reflects the contributions made to the pension and postretirement benefit plans during 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$3	$—	$—	$5	$—	$—
Postretirement benefit plans	2	—	—	6	2	1

COVID-19 Impacts. The uncertainties related to the COVID-19 pandemic have had a negative impact on financial markets, which has resulted in volatility of the fair value of plan assets during the six months ended June 30, 2020. The Registrants remeasure the funded status of each plan as of December 31 each year, and at an interim period when a curtailment, settlement, or material plan amendment occurs.  On the measurement date, actuarial gains or losses are recognized in accumulated other comprehensive income, or when cost is recovered through regulated rates, as a regulatory asset or liability. During the six months ended June 30, 2020, the pension plan assets declined by approximately $8 million or 0.4% from December 31, 2019. The fair value of pension plan assets on the plan remeasurement date impacts the funded status, net period cost, and the required cash contributions; however, changes to pension plan assets do not impact the Condensed Statements of Consolidated Income or Condensed Consolidated Balance Sheets in interim periods when a plan remeasurement is not required. An interim remeasurement of the plans is not required as a result of plan asset decline in fair value, and therefore, an interim remeasurement did not occur during the six months ended June 30, 2020 as a result of changes to plan asset fair value.

(6) Regulatory Matters

Equity Return (CenterPoint Energy and Houston Electric)

As of June 30, 2020, CenterPoint Energy and Houston Electric have not recognized an allowed equity return of $154 million because such return will be recognized as it is recovered in future rates. The timing of CenterPoint Energy’s and Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during that period. The unrecognized equity return will be recognized as it is recovered in rates through 2024. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric	CenterPoint Energy	Houston Electric
	(in millions)
Allowed equity return recognized	$8	$8	$13	$13	$14	$14	$24	$24

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

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which the Registrants operate have issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions.

On March 26, 2020, the PUCT issued two orders related to COVID-19 issues that affect Houston Electric. First, the PUCT issued an order related to accrual of regulatory assets granting authority for utilities to record as a regulatory asset expenses resulting from the effects of COVID-19. In the order, the PUCT noted that it will consider whether a utility’s request for recovery of the regulatory asset is reasonable and necessary in a future proceeding. Second, the PUCT issued an order related to the COVID-19 ERP, as modified, which, in light of the disaster declarations issued by the governor of Texas, authorized a customer assistance program for certain residential customers of electric service in areas of Texas open to customer choice, which includes Houston Electric’s service territory.

The COVID-19 ERP will end on August 31, 2020, unless otherwise extended by the PUCT. Final applications for the program must be filed by this date. The transmission and distribution utilities must file a tariff rider cancellation seven days before the date on which it is estimated that revenues from the COVID-19 ERP are approximately equal to its program expenses. Final program reports must be submitted to the PUCT by December 1, 2020. The COVID-19 ERP allows for any over/under collection of program expenses to be recorded as a regulatory asset or liability. Houston Electric may seek recovery of such regulatory asset or liability in its next DCRF or base rate case proceeding. CenterPoint Energy’s and Houston Electric’s COVID-19 ERP regulatory liability was approximately $1 million as of June 30, 2020.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s NGD service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $11 million and $9 million, respectively, as of June 30, 2020.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s NGD service territories in Minnesota and Arkansas will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well.

ERCOT Loan Agreement (CenterPoint Energy and Houston Electric)

On April 13, 2020, in connection with the PUCT’s COVID-19 ERP, Houston Electric entered into a no-interest loan agreement with ERCOT pursuant to which ERCOT loaned Houston Electric approximately $5 million to provide for an initial fund balance for reimbursement. As of June 30, 2020, $5 million of the loan was still outstanding. The ERCOT loan repayment date is September 26, 2020, unless extended by the PUCT.

(7) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants utilize derivative instruments such as swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. As a result, the following disclosures do not include the Energy Services Disposal Group. See Note 3 for further information.

(a)	Non-Trading Activities

Commodity Derivative Instruments (CenterPoint Energy). CenterPoint Energy, through its Indiana Utilities, enters into certain derivative instruments to mitigate the effects of commodity price movements. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset.

Interest Rate Risk Derivative Instruments. From time to time, the Registrants may enter into interest rate derivatives that are designated as cash flow hedges or accounted for as economic hedges. The objective of these hedges is to offset risk associated with interest rates borne by the Registrants in connection with an anticipated future fixed rate debt offering or other exposure to variable rate debt. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging financing activity, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. For the impacts of cash flow hedges to Accumulated other comprehensive income, see Note 19.

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	June 30, 2020	December 31, 2019
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)	Relates to interest rate derivative instruments at SIGECO.

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

(b)	Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of Derivative Assets and Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items (CenterPoint Energy)

		June 30, 2020		December 31, 2019
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	$—	$7	$—	$7
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	11	—	15
Interest rate derivatives	Other Liabilities	—	27	—	10
Indexed debt securities derivative	Current Liabilities	—	834	—	893
Total		$—	$879	$—	$925

(1)
Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability position with no offsetting amounts.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2020	2019	2020	2019
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Indexed debt securities derivative	Gain (loss) on indexed debt securities	$(76)	$(68)	$59	$(154)
Total		$(76)	$(68)	$59	$(154)

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

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. As a result, the following disclosures do not include the Energy Services Disposal Group.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$755	$—	$—	$755	$825	$—	$—	$825
Investments, including money market funds (1)	48	—	—	48	49	—	—	49
Total assets	$803	$—	$—	$803	$874	$—	$—	$874
Liabilities
Indexed debt securities derivative	$—	$835	$—	$835	$—	$893	$—	$893
Interest rate derivatives	—	27	—	27	—	10	—	10
Natural gas derivatives	—	18	—	18	—	22	—	22
Total liabilities	$—	$880	$—	$880	$—	$925	$—	$925

Houston Electric

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$31	$—	$—	$31	$32	$—	$—	$32
Total assets	$31	$—	$—	$31	$32	$—	$—	$32

CERC

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$2	$2	$—	$—	$2
Investments, including money market funds (1)	11	—	—	11	11	—	—	11
Total assets	$13	$—	$—	$13	$13	$—	$—	$13

(1)	Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

Weighting of the Different Approaches

Significant unobservable inputs used include the growth rate applied to the projected cash distributions beyond 2020 and the discount rate used to determine the present value of the estimated future cash flows. Based on the significant unobservable estimates and assumptions required, CenterPoint Energy concluded that the fair value estimate should be classified as a Level 3 measurement within the fair value hierarchy. As a result of this analysis, CenterPoint Energy recorded an other than temporary impairment on its investment in Enable of $1,541 million, reducing the fair value of the investment to $848 million as of March 31, 2020. See Note 9 for further discussion of the impairment. As of March 31, 2020, CenterPoint Energy recorded a goodwill impairment charge of $185 million in the Indiana Electric Integrated reporting unit. See Note 10 for further information. CenterPoint Energy and CERC did not identify triggering events in the three months ended June 30, 2020, and goodwill impairment tests were not required or performed as of June 30, 2020.

CenterPoint Energy recognized a goodwill impairment charge of $82 million upon classifying the Infrastructure Services Disposal Group as held for sale, and CenterPoint Energy and CERC recognized a goodwill impairment charge of approximately $62 million and a loss on assets held for sale of approximately $70 million upon classifying the Energy Services Disposal Group as held for sale. Using a market approach, the fair value of the Infrastructure Services Disposal Group as of March 31, 2020 is determined to be approximately $864 million and the fair value of the Energy Services Disposal Group as of March 31, 2020 is determined to be approximately $402 million. CenterPoint Energy and CERC recognized a reduction to the loss on classification to held for sale of $39 million in connection with the sale of the Energy Services Disposal Group during the three months ended

June 30, 2020. For both Disposal Groups, CenterPoint Energy and CERC, as applicable, used the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value, which are Level 2 inputs. See Note 3 for further information.

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

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
CenterPoint Energy
Long-term debt, including current maturities (1)	$12,850	$14,424	$15,093	$16,067
Houston Electric
Long-term debt, including current maturities (1)	$5,115	$5,938	$4,950	$5,457
CERC
Long-term debt, including current maturities	$2,406	$2,743	$2,546	$2,803

(1)	Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of June 30, 2020, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	June 30, 2020	December 31, 2019
	(in millions)
Enable	$854	$2,406
Other	1	2
Total	$855	$2,408

CenterPoint Energy evaluates its equity method investments for impairment when factors indicate that a decrease in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply of crude oil and natural gas and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of the financial statements, that an other than temporary decrease in the value of its investment in Enable had occurred. CenterPoint Energy reduced the carrying value of its investment in Enable to its estimated fair value of $848 million as of March 31, 2020 and recognized an impairment charge of $1,541 million during the three months ended March 31, 2020. Both the income approach and market approach were utilized to estimate the fair value of CenterPoint Energy’s equity investment in Enable, which includes common units, general partner interest and incentive distribution rights held by CenterPoint Energy through CNP Midstream. The determination of fair value considered a number of relevant factors including Enable’s common unit price and forecasted distributions, recent comparable transactions and the limited float of Enable’s publicly traded common units. CenterPoint Energy did not identify a decrease in value as of June 30, 2020, and no impairments in its investment in Enable were recorded during the three months ended June 30, 2020. See Note 8 for further discussion of the determination of fair value of CenterPoint Energy’s investment in Enable as of March 31, 2020.

Equity in Earnings (Losses) of Unconsolidated Affiliates, net (CenterPoint Energy):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Enable	$43	$74	$(1,432)	$136
Other	—	—	—	—
Total	$43	$74	$(1,432)	$136

CenterPoint Energy recognized a loss of $1,432 million from its investment in Enable for the six months ended June 30, 2020. This loss included an impairment charge on its investment in Enable of $1,541 million discussed above.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	June 30, 2020
	Limited Partner Interest (1)	Common Units (2)	Enable Series A Preferred Units (3)
CenterPoint Energy	53.7%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.8%	90,614,781	—
Total units outstanding	100.0%	435,454,209	14,520,000

(1)	Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)	Held indirectly through CNP Midstream by CenterPoint Energy.

(3)
The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of June 30, 2020 and $363 million as of December 31, 2019. No impairment charges or adjustment due to observable price changes were required or recorded during the current or prior reporting periods.

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

	June 30, 2020
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

(3)	Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy):

CenterPoint Energy

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units (1)	$0.16525	$39	$0.3180	$75	$0.49575	$116	$0.6360	$149
Enable Series A Preferred Units	0.62500	9	0.6250	9	1.2500	18	1.2500	18
Total CenterPoint Energy		$48		$84		$134		$167

(1)	On April 1, 2020, Enable announced a 50% reduction in its quarterly distribution per common unit from $0.3305 to $0.16525.

Transactions with Enable (CenterPoint Energy and CERC):
The transactions with Enable in the following tables exclude transactions with the Energy Services Disposal Group. See Note 3 for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
CenterPoint Energy
Natural gas expenses, includes transportation and storage costs	$17	$18	$44	$45
CERC
Natural gas expenses, includes transportation and storage costs	17	18	44	45

	June 30, 2020	December 31, 2019
	(in millions)
CenterPoint Energy
Accounts payable for natural gas purchases from Enable	$6	$9
CERC
Accounts payable for natural gas purchases from Enable	6	9

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating revenues	$515	$735	$1,163	$1,530
Cost of sales, excluding depreciation and amortization	177	317	403	695
Depreciation and amortization	105	110	209	215
Goodwill and long-lived assets impairments	—	—	28	—
Operating income	80	167	226	332
Net income attributable to Enable common units	35	115	138	228
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$19	$62	$74	$123
Basis difference amortization (1)	24	12	36	24
Loss on dilution, net of proportional basis difference recognition	—	—	(1)	(11)
Impairment of CenterPoint Energy’s equity method investment in Enable	—	—	(1,541)	—
CenterPoint Energy’s equity in earnings (losses), net	$43	$74	$(1,432)	$136

(1)
Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Current assets	$374	$389
Non-current assets	11,687	11,877
Current liabilities	290	780
Non-current liabilities	4,454	4,077
Non-controlling interest	27	37
Preferred equity	362	362
Accumulated other comprehensive loss	(9)	(3)
Enable partners’ equity	6,937	7,013
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,720	$3,767
CenterPoint Energy’s basis difference (1)	(2,866)	(1,361)
CenterPoint Energy’s equity method investment in Enable	$854	$2,406

(1)
Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the three months ended March 31, 2020. The basis difference is being amortized through the year 2048.

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill and intangible assets related to the Infrastructure Services and Energy Services Disposal Groups are classified as held for sale on CenterPoint Energy’s and CERC’s respective recast Condensed Consolidated Balance Sheets as of December 31, 2019, as applicable, and are excluded from the tabular disclosures below. See Note 3 for further information.

CenterPoint Energy’s goodwill by reportable segment as of June 30, 2020 and December 31, 2019 is as follows:

	December 31, 2019	Impairment	June 30, 2020
	(in millions)
Indiana Electric Integrated	$1,121	$185	$936
Natural Gas Distribution	3,312	—	3,312
Corporate and Other	449	—	449
Total	$4,882	$185	$4,697

CERC’s goodwill by reportable segment as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Natural Gas Distribution	$746	$746
Corporate and Other	11	11
Total	$757	$757

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The reporting units approximate the reportable segments, with the exception of ESG, which is a separate reporting unit but included in Corporate and Other at CenterPoint Energy. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill.

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

CenterPoint Energy’s interim impairment test in the three months ended March 31, 2020 resulted in a non-cash goodwill impairment charge in the amount of $185 million for the Indiana Electric Integrated reportable segment. The Indiana Electric Integrated reporting unit fair value analysis resulted in an implied fair value of goodwill of $936 million for this reporting unit as of March 31, 2020, and as a result, the non-cash impairment charge was recorded in the three months ended March 31, 2020.

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

CenterPoint Energy and CERC did not identify triggering events in the three months ended June 30, 2020, and goodwill impairment tests were not required or performed as of June 30, 2020.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(6)	$27	$33	$(4)	$29
Trade names	16	(2)	14	16	(1)	15
Construction backlog (1)	5	(4)	1	5	(4)	1
Operation and maintenance agreements (1)	12	(1)	11	12	—	12
Other	2	(1)	1	2	(1)	1
Total	$68	$(14)	$54	$68	$(10)	$58

(1)
Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1)	$2	$1	$3	$1
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (1) (2)	—	(4)	1	3

(1)	Assets held for sale are not amortized. The table reflects amortization on continuing operations. For further information on discontinued operations, see Note 3.

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

CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense (1)
CenterPoint Energy
(in millions)
Remaining six months of 2020	$4
2021	6
2022	6
2023	6
2024	5
2025	5

(1)	Assets held for sale are not amortized. The table reflects amortization on continuing operations. For further information on discontinued operations, see Note 3.

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

	Shares Held
	June 30, 2020	December 31, 2019
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,503

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of June 30, 2020. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	June 30, 2020	December 31, 2019
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of June 30, 2020, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $66 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(12) Long-term Debt

Debt Transactions. In June 2020, Houston Electric issued $300 million aggregate principal amount of 2.90% general mortgage bonds maturing in 2050. Total proceeds, net of issuance expenses and fees, of approximately $296 million were used for general limited liability company purposes, including capital expenditures and the repayment of a portion of borrowings under the CenterPoint Energy money pool.

Debt Repayments. In April 2020, VCC repaid the aggregate principal amount of its $200 million variable term loan, and VUHI refinanced a $100 million 6.28% guaranteed senior note that matured in April 2020. In June 2020, VUHI repaid the aggregate principal amount of its $300 million variable term loan. In addition, in June 2020, CenterPoint Energy repaid $300 million of principal on its outstanding $1.0 billion variable rate term loan.

Credit Facilities. The Registrants had the following revolving credit facilities as of June 30, 2020:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2020 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	1.500%	65%	(3)	52.4%	March 3, 2022
July 14, 2017	CenterPoint Energy (4)	400	1.125%	65%		51.3%	July 14, 2022
July 14, 2017	CenterPoint Energy (5)	200	1.250%	65%		56.8%	July 14, 2022
March 3, 2016	Houston Electric	300	1.250%	65%	(3)	53.9%	March 3, 2022
March 3, 2016	CERC	900	1.125%	65%		50.7%	March 3, 2022
	Total	$5,100

(1)	Based on current credit ratings.

(2)	As defined in the revolving credit facility agreements, excluding Securitization Bonds.

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of June 30, 2020.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	June 30, 2020				December 31, 2019
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$8	$316	0.38%	$—	$6	$1,633	1.95%
CenterPoint Energy (2)	—	—	232	0.28%	—	—	268	2.08%
CenterPoint Energy (3)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	1	232	0.26%	—	1	377	1.94%
Total	$—	$9	$780		$—	$7	$2,278

(1)	CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.

(2)	This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(3)	This credit facility was issued by VCC and is guaranteed by Vectren.

Other. As of June 30, 2020, certain financial institutions agreed to issue, from time to time, up to $50 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2020. As of June 30, 2020, such financial institutions had issued $7 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

Houston Electric had $68 million and $68 million of general mortgage bonds outstanding as of June 30, 2020 and December 31, 2019, respectively, as collateral for long-term debt of CenterPoint Energy that matures in 2028. These bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CenterPoint Energy - Continuing operations (1) (2)	18%	9%	26%	9%
CenterPoint Energy - Discontinued operations (3) (4)	475%	24%	(14)%	24%
Houston Electric (5)	16%	19%	15%	19%
CERC - Continuing operations (6) (7)	(31)%	167%	17%	10%
CERC - Discontinued operations (8) (9)	200%	16%	4%	19%

(1)
CenterPoint Energy’s higher effective tax rate on income from continuing operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily driven by state tax impacts. In 2019, CenterPoint Energy recorded state deferred tax benefits as a result of the impact of state tax law changes and the release of a valuation allowance on certain state net operating losses.

(2)
CenterPoint Energy’s higher effective tax rate on the loss from continuing operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to lower earnings from the impairment of CenterPoint Energy’s investment in Enable. Other effective tax rate drivers included the non-deductible goodwill impairment at the Indiana Electric Integrated reporting unit, an increase in the amount of amortization of the net regulatory EDIT liability, and an increase in the amount of remeasurement of state tax liabilities for changes in apportionment, the effect of which was compounded by the book loss in the six months ended June 30, 2020.

(3)
CenterPoint Energy’s higher effective tax rate on income from discontinued operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the tax impacts from the sale of the Infrastructure Services Disposal Group on April 9, 2020 and the sale of the Energy Services Disposal Group on June 1, 2020, the effect of which was compounded by lower book earnings in the three months ended June 30, 2020. See Note 3 for further information.

(4)
CenterPoint Energy’s lower effective tax rate on the loss from discontinued operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the tax impacts from the sale of the Infrastructure Services Disposal Group on April 9, 2020 and the sale of the Energy Services Disposal Group on June 1, 2020, the effect of which was compounded by lower book earnings in the six months ended June 30, 2020. See Note 3 for further information.

(5)
Houston Electric’s lower effective tax rate for the three and six months ended June 30, 2020 compared to the same periods for 2019 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability.

(6)
CERC’s lower effective tax rate on income from continuing operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was driven by state tax impacts. In 2019, CERC recorded state deferred tax benefits as a result of the impact of state tax law changes, and the release of a valuation allowance on certain state net operating losses, the effect of which was compounded by the book loss in the three months ending June 30, 2019.

(7)
CERC’s higher effective tax rate on income from continuing operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by the absence of state deferred tax benefits as result of state tax law changes and the release of a valuation allowance on certain state net operating losses in 2019.

(8)
CERC’s higher effective tax rate on income from discontinued operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the tax impacts from the sale of the Energy Services Disposal Group on June 1, 2020, the effect of which was compounded by lower book earnings in the three months ended June 30, 2020. See Note 3 for further information.

(9)
CERC’s lower effective tax rate on the loss from discontinued operations for the six months ended June 30, 2020 was primarily due to the tax impacts from the sale of the Energy Services Disposal Group on June 1, 2020, the effect of which was compounded by lower book earnings in the six months ended June 30, 2020. See Note 3 for further information.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, deferring the payment of the employer share of payroll taxes for the remaining months of 2020 until 2021 and 2022, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. The tax effects of changes in tax laws are recognized in the period in which the law is enacted. As such, during the three months ended March 31, 2020, CenterPoint Energy recorded a $19 million benefit resulting from carryback claims expected to be filed to refund taxes paid.

The Registrants reported a net uncertain tax liability, inclusive of interest and penalties, of $7 million as of June 30, 2020. The net $1 million decrease during the three months ended June 30, 2020 was primarily driven by the transfer of the Infrastructure Services Disposal Group’s uncertain tax liability to PowerTeam Services as part of the April 2020 sale. The Registrants believe that it is reasonably possible that a decrease of up to $5 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures and/or the filing of applications for accounting method changes. For CenterPoint Energy, tax years through 2018 have been audited and settled with the IRS. For the 2019 and 2020 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. Legacy Vectren is not currently under audit with the IRS, and the 2017-2019 tax years are still open.

(14) Commitments and Contingencies

(a)	Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segment and CenterPoint Energy’s Indiana Electric Integrated reportable segment. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of June 30, 2020, minimum purchase obligations are approximately:

	CenterPoint Energy	CERC
	(in millions)
Remaining six months of 2020	$356	$246
2021	669	484
2022	499	321
2023	390	236
2024	321	224
2025	266	219
2026 and beyond	1,812	1,495

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

Specific to ESG’s role as a general contractor in the performance contracting industry, as of June 30, 2020, there were 66 open surety bonds supporting future performance with an aggregate face amount of approximately $564 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of June 30, 2020, approximately 26% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of June 30, 2020 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of June 30, 2020, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $528 million as of June 30, 2020. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(c)	Guarantees and Product Warranties (CenterPoint Energy and CERC)

In the normal course of business prior to June 1, 2020, the Energy Services Disposal Group through CES, traded natural gas under supply contracts and entered into natural gas related transactions under transportation, storage and other contracts. In connection with the Energy Services Disposal Group’s business activities prior to the transaction closing on June 1, 2020, CERC Corp. issued guarantees to CES’s counterparties to guarantee the payment of CES’s obligations. On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. When CES remained wholly owned by CERC Corp., these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of CES’s obligations to allow it to conduct business without posting other forms of assurance.

A CERC Corp. guarantee primarily has a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Throughout CERC Corp.’s ownership of CES and subsequent to the sale of the Energy Services Disposal Group through June 30, 2020, CERC Corp. did not pay any amounts under guarantees of CES’s obligations.

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. Additionally, to the extent that CERC Corp. retains any exposure relating to certain specified guarantees of CES’s obligations 90 days after closing of the transaction, Symmetry Energy Solutions Acquisition will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months. Exposure under non-specified supply guarantees are expected to be immaterial after the 90-day period. No additional guarantees were provided by CERC Corp. to CES subsequent to the closing of the transaction on June 1, 2020.

As of June 30, 2020, the estimated remaining exposure amount of CERC Corp.’s guarantees of CES’s obligations were approximately $103 million, excluding the effect of the obligation of Symmetry Energy Solutions Acquisition to indemnify CERC Corp. in the event of any losses related to the guarantees and of the credit support provided by a third party. While there can be no assurance that performance under any of these guarantees will not be required in the future, CenterPoint Energy and CERC consider the likelihood of a material amount being incurred as remote.

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 related to the performance of these guarantees.

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

Litigation Related to the Merger (CenterPoint Energy). With respect to the Merger, in July 2018, seven separate lawsuits were filed against Vectren and the individual directors of Vectren’s Board of Directors in the U.S. District Court for the Southern District of Indiana. These lawsuits alleged violations of Sections 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Vectren Proxy Statement filed on June 18, 2018 was materially incomplete because it omitted material information concerning the Merger. In August 2018, the seven lawsuits were consolidated, and the Court denied the plaintiffs’ request for a preliminary injunction. In October 2018, the plaintiffs filed their Consolidated Amended Class Action Complaint. In December 2018, two plaintiffs voluntarily dismissed their lawsuits. In September 2019, the court granted the defendants’ motion to dismiss and dismissed the remaining plaintiffs’ claims with prejudice, which the plaintiffs appealed in October 2019. Appellate briefing is complete, and the U.S. Court of Appeals for the Seventh Circuit is scheduled to hear oral arguments in September 2020. The defendants believe that the allegations asserted are without merit and intend to vigorously defend themselves against the claims raised. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

	June 30, 2020
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

Indiana Electric continues to refine site specific estimates of closure costs. In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds. In March 2019, Indiana Electric entered into agreements with third parties for the excavation and beneficial reuse of the ash at the A.B. Brown ash pond. On November 4, 2019, the EPA released a pre-publication copy of proposed revisions to the CCR Rule. CenterPoint Energy continues to evaluate the proposals to determine potential impacts to current compliance plans for its A.B. Brown and F.B. Culley generating stations.

On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash.  This petition was subsequently approved by the IURC on May 13, 2020, with recovery of costs to begin upon approval of Indiana Electric’s pending ECA proceeding, expected later in 2020.

As of June 30, 2020, CenterPoint Energy has recorded an approximate $72 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

(15) Earnings Per Share (CenterPoint Energy)

The Series C Preferred Stock issued in May 2020 are considered participating securities since these shares participate in dividends on Common Stock on a pari passu, pro rata, as-converted basis. See Note 19 for further information on the issuance of Series C Preferred Stock. As a result, beginning June 30, 2020, earnings per share on Common Stock is computed using the two-class method required for participating securities.

The two-class method uses an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available only to common shareholders. Under the two-class method, income (loss) available to common shareholders from continuing operations is derived by subtracting the following from income (loss) from continuing operations:

•	preferred share dividend requirement;

•	deemed dividends for the amortization of the beneficial conversion feature recognized at issuance of the Series C Preferred Stock; and

•	an allocation of undistributed earnings to preferred shareholders of participating securities (Series C Preferred Stock) based on the securities’ right to receive dividends.

Undistributed earnings are calculated by subtracting dividends declared on Common Stock, the preferred share dividend requirement and deemed dividends for the amortization of the beneficial conversion feature from net income. Net losses are not allocated to the Series C Preferred Stock as it does not have a contractual obligation to share in the losses of CenterPoint Energy.

The Series C Preferred Stock includes conversion features at a price that is below the fair value of the Common Stock on the commitment date. This beneficial conversion feature, which was approximately $32 million, represents the difference between the fair value per share of the Common Stock as of the commitment date and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature is recognized as a discount to Series C Preferred Stock and will be amortized as a deemed dividend over the period from the issue date to the first allowable conversion date, which is November 6, 2020. The amount amortized during the three and six months ended June 30, 2020 was approximately $9 million and $9 million, respectively.

Basic earnings per common share is computed by dividing income available to common shareholders from continuing operations by the basic weighted average number of common shares outstanding during the period. Participating securities are excluded from basic weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing income available to common shareholders from continuing operations by the weighted average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such common shares is dilutive.

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards and convertible preferred shares. The dilutive effect of the restricted stock, Series B Preferred Stock and Series C Preferred Stock is computed using the if-converted method, which assumes conversion of the restricted stock, Series B Preferred Stock and Series C Preferred Stock at the beginning of the period, giving income recognition for the add-back of the preferred share dividends, amortization of beneficial conversion feature, and undistributed earnings allocated to preferred shareholders.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share and share amounts)
Continuing Operations Numerator:
Income (loss) from continuing operations	$135	$151	$(918)	$294
Less: Preferred stock dividend requirement	37	30	66	59
Less: Amortization of beneficial conversion feature	9	—	9	—
Less: Undistributed earnings allocated to preferred shareholders (1)	—	—	—	—
Income (loss) available to common shareholders from continuing operations - basic	89	121	(993)	235
Add back: Series B Preferred Stock dividend (2)	—	—	—	—
Add back: Series C Preferred Stock dividend (3)	—	—	—	—
Add back: Amortization of beneficial conversion feature	—	—	—	—
Income (loss) available to common shareholders from continuing operations - diluted	$89	$121	$(993)	$235
Discontinued Operations Numerator:
Income (loss) available to common shareholders from discontinuing operations - basic and diluted	$(30)	$44	$(176)	$70
Denominator:
Weighted average common shares outstanding - basic	528,066,000	502,200,000	515,227,000	501,862,000
Plus: Incremental shares from assumed conversions:
Restricted stock (4)	2,771,000	2,631,000	—	2,631,000
Series B Preferred Stock (2)	—	—	—	—
Series C Preferred Stock (3)	—	—	—	—
Weighted average common shares outstanding - diluted	530,837,000	504,831,000	515,227,000	504,493,000
Earnings (loss) per common share:
Basic earnings (loss) per common share - continuing operations	$0.17	$0.24	$(1.93)	$0.47
Basic earnings (loss) per common share - discontinued operations	(0.06)	0.09	(0.34)	0.14
Basic Earnings (Loss) Per Common Share	$0.11	$0.33	$(2.27)	$0.61

Diluted earnings (loss) per common share - continuing operations	$0.17	$0.24	$(1.93)	$0.47
Diluted earnings (loss) per common share - discontinued operations	(0.06)	0.09	(0.34)	0.14
Diluted Earnings (Loss) Per Common Share	$0.11	$0.33	$(2.27)	$0.61

(1)	There were no undistributed earnings to be allocated to participating securities for the three and six months ended June 30, 2020.

(2)
The computation of diluted earnings per common share outstanding for the three and six months ended June 30, 2020 includes the reduction for Series B Preferred Stock dividends of $17 million and $34 million, respectively, within the numerator and excludes 35,940,000 and 35,923,000 potentially dilutive shares from the denominator, respectively, because the shares would be anti-dilutive. The computation of diluted earnings per common share outstanding for the three and six months ended June 30, 2019 includes the reduction for Series B Preferred Stock dividends of $17 million and $34 million, within the numerator, respectively, and excludes 32,121,000 and 32,121,000 potentially dilutive shares from the denominator, respectively, because the shares would be anti-dilutive.

(3)
The computation of diluted earnings per common share outstanding for the three and six months ended June 30, 2020 includes the reduction for Series C Preferred Stock dividends of $7 million and $7 million, respectively, including deemed dividends on the Series C Preferred Stock from the beneficial conversion feature of $9 million and $9 million, respectively, within the numerator and excludes 29,465,000 and 14,571,000 potentially dilutive shares, respectively, of Series C Preferred Stock from the denominator because the shares would be anti-dilutive.

(4)
2,771,000 incremental common shares from assumed conversions of restricted stock have not been included in the computation of diluted earnings (loss) per share for the six months ended June 30, 2020, respectively, as their inclusion would be anti-dilutive.

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

As of June 30, 2020, reportable segments by Registrant were as follows:

Registrant	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Midstream Investments
CenterPoint Energy	X	X	X	X
Houston Electric	X
CERC			X

•	CenterPoint Energy’s and Houston Electric’s Houston Electric T&D reportable segment consists of electric transmission and distribution services in the Texas Gulf Coast area.

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

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group, which consists of non-rate regulated natural gas sales and service operations. Accordingly, the previously reported Energy Services reportable segment has been eliminated. The transaction closed on June 1, 2020. See Note 3 for further information.

Financial data for reportable segments is as follows, including Corporate and Other, Eliminations and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Three Months Ended June 30,
	2020
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Depreciation and Amortization	Interest Income		Interest Expense		Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Houston Electric T&D	$720	(3)	$—	$140	$—	(1)	$(43)	(2)	$16	$87
Indiana Electric Integrated	128		—	26	—		(5)		5	19
Natural Gas Distribution	641		—	113	2		(29)		3	33
Midstream Investments	—		43	—	1		(13)		7	24
Corporate and Other	86		—	18	27		(67)		(2)	(28)
Eliminations	—		—	—	(29)		29		—	—
Continuing Operations	$1,575		$43	$297	$1		$(128)		$29	135
Discontinued Operations, net										(30)
Consolidated										$105

	Three Months Ended June 30,
	2019
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Depreciation and Amortization	Interest Income		Interest Expense		Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Houston Electric T&D	$765	(3)	$—	$176	$6	(1)	$(42)	(2)	$23	$100
Indiana Electric Integrated	140		—	25	—		(7)		3	16
Natural Gas Distribution	673		—	107	—		(24)		1	23
Midstream Investments	—		74	—	3		(14)		13	50
Corporate and Other	80		—	14	39		(94)		(25)	(38)
Eliminations	—		—	—	(47)		47		—	—
Consolidated	$1,658		$74	$322	$1		$(134)		$15	151
Discontinued Operations, net										44
Consolidated										$195

	Six Months Ended June 30,
	2020
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates		Depreciation and Amortization	Interest Income		Interest Expense		Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Houston Electric T&D	$1,358	(3)	$—		$269	$1	(1)	$(84)	(2)	$21	$124
Indiana Electric Integrated	257		—		51	—		(11)		8	(152)
Natural Gas Distribution	1,959		—		224	3		(61)		59	237
Midstream Investments	—		(1,432)	(4)	—	1		(27)		(354)	(1,103)
Corporate and Other	168		—		35	75		(163)		(52)	(24)
Eliminations	—		—		—	(79)		79		—	—
Continuing Operations	$3,742		$(1,432)		$579	$1		$(267)		$(318)	(918)
Discontinued Operations, net											(176)
Consolidated											$(1,094)

	Six Months Ended June 30,
	2019
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Depreciation and Amortization	Interest Income		Interest Expense		Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Houston Electric T&D	$1,454	(3)	$—	$351	$10	(1)	$(82)	(2)	$29	$130
Indiana Electric Integrated	223		—	41	—		(10)		1	7
Natural Gas Distribution	2,088		—	202	1		(47)		27	143
Midstream Investments	—		136	—	5		(26)		41	74
Corporate and Other	122		—	28	85		(178)		(69)	(60)
Eliminations	—		—	—	(88)		88		—	—
Consolidated	$3,887		$136	$622	$13		$(255)		$29	294
Discontinued Operations, net										70
Consolidated										$364

(1)
Excludes interest income from Securitization Bonds of $-0- and $1 million for the three and six months ended June 30, 2020, respectively, and $1 million and $3 million for the three and six months ended June 30, 2019, respectively.

(2)
Excludes interest expense on Securitization Bonds of $7 million and $15 million for the three and six months ended June 30, 2020, respectively, and $10 million and $22 million for the three and six months ended June 30, 2019, respectively.

(3)	CenterPoint Energy’s Houston Electric T&D’s revenues from major external customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Affiliates of NRG	$174	$165	$330	$316
Affiliates of Vistra Energy Corp.	92	59	173	113

(4)	Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the three months ended March 31, 2020.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

Houston Electric’s T&D revenues from major external customers are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Affiliates of NRG	$174	$165	$330	$316
Affiliates of Vistra Energy Corp.	92	59	173	113

CERC

	Three Months Ended June 30,
	2020
	Revenues from External Customers	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Natural Gas Distribution	$480	$74	$2	$(20)	$1	$20
Corporate and Other	3	—	25	(36)	(5)	(3)
Eliminations	—	—	(27)	27	—	—
Continuing Operations	$483	$74	$—	$(29)	$(4)	17
Discontinued Operations, net						(4)
Consolidated						$13

	Three Months Ended June 30,
	2019
	Revenues from External Customers	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Benefit	Net Income (Loss)
	(in millions)
Natural Gas Distribution	$526	$73	$2	$(19)	$—	$10
Corporate and Other	—	—	29	(39)	(5)	(8)
Eliminations	—	—	(28)	28	—	—
Continuing Operations	$526	$73	$3	$(30)	$(5)	2
Discontinued Operations, net						26
Consolidated						$28

	Six Months Ended June 30,
	2020
	Revenues from External Customers	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Natural Gas Distribution	$1,488	$148	$3	$(41)	$45	$154
Corporate and Other	6	—	46	(67)	(14)	(6)
Eliminations	—	—	(49)	49	—	—
Continuing Operations	$1,494	$148	$—	$(59)	$31	148
Discontinued Operations, net						(68)
Consolidated						$80

	Six Months Ended June 30,
	2019
	Revenues from External Customers	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
Natural Gas Distribution	$1,737	$146	$3	$(38)	$26	$129
Corporate and Other	1	—	49	(70)	(13)	(17)
Eliminations	—	—	(49)	49	—	—
Continuing Operations	$1,738	$146	$3	$(59)	$13	112
Discontinued Operations, net						54
Consolidated						$166

CenterPoint Energy and CERC

	Total Assets
	June 30, 2020		December 31, 2019
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Houston Electric T&D	$11,097	$—	$11,264	$—
Indiana Electric Integrated	3,083	—	3,168	—
Natural Gas Distribution	14,055	7,609	14,105	7,698
Midstream Investments	917	—	2,473	—
Corporate and Other, net of eliminations	2,996	(14)	2,555	(90)
Continuing Operations	32,148	7,595	33,565	7,608
Assets Held for Sale	—	—	1,964	904
Consolidated	$32,148	$7,595	$35,529	$8,512

(17) Supplemental Disclosure of Cash Flow Information

CenterPoint Energy and CERC elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. See Note 3 for certain supplemental cash flow disclosures related to the Infrastructure Services and Energy Services Disposal Groups. The table below provides supplemental disclosure of cash flow information and has not been recast to exclude the Infrastructure Services and Energy Services Disposal Groups prior to the closing of the respective transactions.

	Six Months Ended June 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$196	$93	$55	$231	$113	$55
Income tax refunds, net	4	—	—	142	73	3
Non-cash transactions:
Accounts payable related to capital expenditures	195	76	87	173	86	72
ROU assets obtained in exchange for lease liabilities (1)	14	—	5	42	1	28
Beneficial conversion feature	32	—	—	—	—	—
Amortization of beneficial conversion feature	(9)	—	—	—	—	—

(1)	2019 includes the transition impact of adoption of ASU 2016-02 Leases.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows and has not been recast to exclude the Infrastructure Services and Energy Services Disposal Groups as of December 31, 2019.

	June 30, 2020			December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents	$168	$151	$1	$241	$216	$2
Restricted cash included in Prepaid expenses and other current assets	26	19	—	30	19	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$194	$170	$1	$271	$235	$2

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

The table below summarizes CenterPoint Energy money pool activity:

	June 30, 2020		December 31, 2019
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$33	$—	$481	$—
Weighted average interest rate	0.38%	0.38%	1.98%	1.98%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets.

Houston Electric and CERC affiliate related net interest income (expense) were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense) (1)	$(1)	$—	$6	$1	$—	$—	$9	$2

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$45	$49	$42	$32	$94	$104	$94	$75
Net affiliate service charges (billings)	(4)	4	(2)	2	(10)	10	(4)	4

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$20	$40	$16	$83	$405	$72	$40	$103
Cash contribution from parent	—	—	—	—	—	—	590	—
Capital distribution to parent associated with the sale of CES	—	286	—	—	—	286	—	—

(19) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy paid dividends on its Common Stock during the six months ended June 30, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share (1)	Total (in millions)
February 3, 2020	February 20, 2020	March 12, 2020	$0.2900	$145
April 24, 2020	May 21, 2020	June 11, 2020	0.1500	82
Total 2020			$0.4400	$227

December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
April 25, 2019	May 16, 2019	June 13, 2019	0.2875	144
Total 2019			$0.5750	$288

(1)
On April 1, 2020, in response to the reduction in cash flow related to the reduction in Enable quarterly common unit distributions announced by Enable on April 1, 2020, CenterPoint Energy announced a reduction of its quarterly Common Stock dividend per share from $0.2900 to $0.1500.

CenterPoint Energy paid dividends on its Series A Preferred Stock during the six months ended June 30, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
February 3, 2020	February 14, 2020	March 2, 2020	$30.6250	$25
Total 2020			$30.6250	$25

December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
Total 2019			$32.1563	$26

CenterPoint Energy paid dividends on its Series B Preferred Stock during the six months ended June 30, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
February 3, 2020	February 14, 2020	March 2, 2020	$17.5000	$17
April 24, 2020	May 15, 2020	June 1, 2020	17.5000	17
Total 2020			$35.0000	$34

December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
April 25, 2019	May 15, 2019	June 3, 2019	17.5000	17
Total 2019			$35.0000	$34

CenterPoint Energy paid dividends on its Series C Preferred Stock during the six months ended June 30, 2020 as presented in the table below:

Declaration Date		Record Date	Payment Date	Per Share	Total (in millions)
April 24, 2020	(1)	May 21, 2020	June 11, 2020	$0.1500	$7
Total 2020				$0.1500	$7

(1)
Declaration date for dividends on Common Stock. The Series C Preferred Stock is entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock.

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Series A Preferred Stock	$13	$13	$25	$25
Series B Preferred Stock	17	17	34	34
Series C Preferred Stock	7	—	7	—
Preferred dividend requirement	37	30	66	59
Amortization of beneficial conversion feature	9	—	9	—
Total income allocated to preferred shareholders	$46	$30	$75	$59

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(100)	$(15)	$10	$(107)	$(15)	$5
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	—	1	—	—
Actuarial losses (2)	1	—	—	2	—	—
Reclassification of deferred loss from cash flow hedges to regulatory assets	19	19	—	—	—	—
Tax expense	(5)	(4)	—	(1)	—	—
Net current period other comprehensive income	16	15	—	2	—	—

Ending Balance	$(84)	$—	$10	$(105)	$(15)	$5

	Six Months Ended June 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(98)	$(15)	$10	$(108)	$(14)	$5
Other comprehensive income (loss) before reclassifications:
Deferred gain (loss) from interest rate derivatives (1)	—	—	—	(1)	(1)	—
Other comprehensive loss from unconsolidated affiliates	(3)	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	—	1	—	—
Actuarial losses (2)	3	—	—	4	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	—	—	—	1	—	—
Reclassification of net deferred loss from cash flow hedges (3)	19	19	—	—	—	—
Tax expense	(6)	(4)	—	(2)	—	—
Net current period other comprehensive income (loss)	14	15	—	3	(1)	—
Ending Balance	$(84)	$—	$10	$(105)	$(15)	$5

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

(3)
The cost of debt approved by the PUCT as part of Houston Electric’s Stipulation and Settlement Agreement included unrealized gains and losses on interest rate hedges. Accordingly, deferred gains and losses on interest rate hedges were reclassified to regulatory assets or liabilities, as appropriate.

Series C Preferred Stock Private Placement (CenterPoint Energy)

On May 6, 2020, CenterPoint Energy entered into agreements for the private placement of 725,000 shares of its Series C Preferred Stock, at a price of $1,000 share, resulting in net proceeds of $724 million after issuance costs.

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

Conversion of the Series C Preferred Stock is mandatory upon the occurrence of any of the following triggers: (i) the 12-month anniversary date of the preferred stock purchase agreements, (ii) a bankruptcy event, and (iii) a fundamental change in CenterPoint Energy, including, among other things certain change of control events. Upon a mandatory conversion, each share of Series C Preferred Stock will convert into the number of Common Stock equal to the quotient of $1,000 divided by the prevailing conversion price, which is initially $15.31. In a conversion at the 12-month anniversary date, in lieu of issuing Common Stock, CenterPoint Energy may, at its election, make a cash payment equal to the product of (i) the then current market price of the Common Stock multiplied by (ii) the number of shares of Common Stock that such holder would have been entitled to receive in a conversion. Following the six-month anniversary date of the issuance of the Series C Preferred Stock, holders of Series C Preferred Stock also have an optional right to convert their holdings to Common Stock at any time, subject to a limit on conversion of no more than 4.9% of the outstanding Common Stock. The conversion price is subject to adjustment for subdivisions and combinations, dividends or distributions payable in common stock. If all of the 725,000 shares of Series C Preferred Stock converted at the initial conversion price, CenterPoint Energy would issue an incremental 47,354,670 shares of Common Stock.

CenterPoint Energy may not issue more than a specified amount of outstanding Common Stock upon conversion of Preferred Stock. Once such specified amount has been reached, each Series C Preferred Stock holder electing to convert or subject to mandatory conversion will receive a cash payment equal to the product of (i) the market price of the Common Stock multiplied by (ii) the number of shares of Common Stock that such holder would have been entitled to receive in a conversion. On June 1, 2020, CenterPoint Energy filed a shelf registration statement with the SEC registering 58,051,121 shares of Common Stock, equal to the maximum number of shares of Common Stock issuable in the aggregate upon conversion of the Series C Preferred Stock pursuant to the preferred stock purchase agreements.

Series C Preferred Stock holders have no voting rights, except that the affirmative vote of a majority of outstanding Series C Preferred Stock is required for the company to (i) create any class or series of securities that is senior to the Series C Preferred Stock; (ii) reclassify or amend any authorized securities of CenterPoint Energy if reclassification would render the relevant security senior to the Series C Preferred Stock; or (iii) increase the authorized amount or issue any additional shares of Series C Preferred Stock.

The vote of at least 66 2/3% of the outstanding shares of Series C Preferred Stock is needed to amend the terms of the Series C Preferred Stock in any manner that would adversely alter or change the rights of the Series C Preferred Stock, subject to certain exceptions.

Common Stock Private Placement (CenterPoint Energy)

On May 6, 2020, CenterPoint Energy entered into agreements for the private placement of 41,977,612 shares of its Common Stock, at a price of $16.08 share, resulting in net proceeds of $673 million after issuance costs. On June 1, 2020, CenterPoint Energy filed a shelf registration statement with the SEC registering these 41,977,612 shares of Common Stock.

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	July 29, 2020	August 20, 2020	September 10, 2020	$0.1500
Series A Preferred Stock	July 29, 2020	August 14, 2020	September 1, 2020	30.6250
Series B Preferred Stock	July 29, 2020	August 14, 2020	September 1, 2020	17.5000
Series C Preferred Stock (1)	July 29, 2020	August 20, 2020	September 10, 2020	0.1500

(1)
The Series C Preferred Stock is entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock.

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units	August 4, 2020	August 18, 2020	August 25, 2020	$0.16525	$39
Enable Series A Preferred Units	August 4, 2020	August 4, 2020	August 14, 2020	0.62500	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

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

RECENT EVENTS

COVID-19 Impacts. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter in place and “stay-at-home” orders in our service territories. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. However, despite extensive planning and mitigation efforts by the states in our service territories, COVID-19 cases continued to increase, requiring governing authorities to continuously reassess re-opening plans for their jurisdictions. For example, the governor of the state of Texas issued orders in April 2020 to allow businesses to re-open at varying levels of capacity in May and June 2020. To address the June 2020 spike in COVID-19 cases, including in Houston, such reopening activities were temporarily paused or scaled back, and also included closing certain establishments. Similarly, the governor of the state of Indiana announced that the state would delay entering the final phase of its re-opening plan. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy with various businesses curtailing or ceasing normal operations. For example, since mid-March, we have had to restrict access to our administrative offices around the United States. However, we continue to be productive through alternate work arrangements, leveraging a strong technology platform to support our employees working remotely at home to perform their duties or directly from their vehicles to serve our customers. Where we must maintain a presence in the field, we have adjusted our operational protocols to minimize exposure and risk to our field personnel, customers and the communities we serve, including, among other things, modifying our work schedules and reporting locations, delaying certain work types, such as maintenance and capital projects, and adjusting project scope and scale to adhere to safety protocols, while continuing to maintain the work activities necessary for safe and reliable service to our customers with increased safety precautions.

Our first priority in our response to this crisis has been the health and safety of our employees, our customers and other business counterparties. Because we provide a critical service to our customers, it is paramount that we keep our employees who operate our business safe and informed, and we have taken and are updating precautions for that purpose. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations under the circumstances. When an employee tests positive for COVID-19, we investigate appropriately and take action to identify and notify potentially exposed individuals, coordinate testing and clean work locations, among other precautionary measures. If our employees feel sick or are awaiting COVID-19 test results, they do not report to their respective work locations in an effort to protect the health and safety of other employees. In addition, we have assessed and updated our existing business continuity plans for each of our business units in the context of this pandemic. We have a corporate response planning team who assesses risks to the business, including for health, safety and environmental matters and personnel issues, and addresses various impacts of the situation, as they have been developing. We also have modified certain business practices (including those related to employee travel, employee work locations and participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented. We are continuing to work with our suppliers to understand the potential impacts to our supply chain, including identifying any negative impacts to material supplies, working to mitigate them and pre-planning for longer-term emergency response protocols. Since March 2020, we have not experienced significant disruptions or challenges with respect to our supply chain from the COVID-19 pandemic as a result of the aforementioned efforts with our core vendors and suppliers. This is a continuously evolving situation and could lead to further disruption of economic activity in our markets; we will continue to monitor developments affecting our workforce, our customers and our suppliers and take additional precautions as we believe are warranted.

An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the United States has resulted in, and could continue to result in, lower growth, including customer growth, and reduced demand for and usage of electricity and natural gas in our service territories as customer facilities continue to close or remain closed. While residential electric usage has increased as individuals continue to stay at home or work remotely, our business has experienced reduced demand and usage among our electric and natural gas commercial and industrial customers as well as a decrease in revenues from disconnections and reconnections due to the disconnect moratorium across our service territories due to COVID-19. Certain aspects of Houston Electric’s rate design could mitigate the negative impact of reduced demand among commercial and industrial users. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, has also been negatively impacted under the current economic conditions. For Houston Electric, we are following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. Although one of Houston Electric’s REPs filed for bankruptcy in April 2020 due to COVID-19, Houston Electric has not experienced significant impacts with respect to its customers meeting their payment obligations since March 2020. In our NGD service territories and for Indiana Electric, we have informed customers that disconnections for non-payment have been temporarily suspended and in certain service territories continue to be temporarily suspended. Consequently, as a result of the disconnect moratorium across our NGD service territories and other payment deferrals or arrangements, days outstanding on receivables and uncollectible accounts have increased, resulting in an increase to allowance for doubtful accounts. To the extent these conditions in our service territories persist, our bad debt expense from uncollectible accounts could continue to increase, negatively impacting our financial condition, results of operations and cash flows. Our NGD service territories and Indiana Electric have either (1) received authority from their public utility commissions to defer bad debt expense associated with COVID-19 as a regulatory asset or (2) exercised existing authority to recover bad debt expense through an existing tracking mechanism. Additionally, while we have not experienced delays to date due to COVID-19 with respect to our regulatory proceedings, we could experience significant delays in scheduling proceedings or hearings and in obtaining orders from regulatory agencies. Any such delays could adversely affect our future results of operations.

Due to macroeconomic conditions and the decline in our Common Stock price, we identified a triggering event to perform an interim goodwill impairment test as of March 31, 2020 and recognized a non-cash goodwill impairment charge of $185 million in our Indiana Electric Integrated reporting unit for the three months ended March 31, 2020. For further discussion of this impairment, see Note 10 to the Interim Condensed Financial Statements. CenterPoint Energy and CERC did not identify triggering events in the three months ended June 30, 2020, and goodwill impairment tests were not required or performed as of June 30, 2020.

As of the date of this Form 10-Q, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have been successful. Our electric facilities and natural gas distribution systems have remained operational and our customers have continued to receive service. Although we continue to assess the COVID-19 situation, we cannot estimate with any degree of certainty the full financial impact of the COVID-19 pandemic on our business. Nor can we predict the effect that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time. However, we expect the COVID-19 pandemic to adversely impact us in future quarters due to the considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, closures or disruptions, among other things. The ultimate impacts to our business, financial condition, results of operations, liquidity and cash flows will depend on future developments and evolving factors, including, among others, the ultimate duration, scope and spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” in Item 1A of Part II of this Form 10-Q.

Enable Quarterly Distributions. The price of, and global demand for, natural gas, NGLs and crude oil have declined significantly in part as a result of the ongoing spread and economic effects of the COVID-19 pandemic and the significant governmental measures being implemented to control the spread of COVID-19. In addition, the recent dispute over crude oil production levels between Russia and members of the Organization of the Petroleum Exporting Countries led by Saudi Arabia have exacerbated the sharp decline in the price of NGLs and crude oil. Despite the subsequent agreement in April 2020 by a coalition of nations including Russia and Saudi Arabia to reduce production of crude oil, the price of NGLs and crude oil have remained depressed relative to pre-pandemic levels. Further, financial market declines and volatility, together with deteriorating credit, liquidity concerns, decreasing production, and increasing inventories, are conditions that are associated with a general economic downturn. Producers have announced and begun to implement plans to reduce production and decrease the drilling and completion of wells in response to these conditions, which include reductions in the exploration, development and production activity across Enable’s areas of operation. As a result, the effects of the COVID-19 pandemic and the decline in demand and price for natural gas, NGLs and crude oil have and may continue to negatively impact the demand for midstream services. In response to the impacts of these developments on its business, on April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. To the extent such economic conditions persist or further deteriorate, quarterly distributions on Enable’s common units may be subject to further reductions. For further information, see “—Liquidity and Capital Resources—Future Sources and Uses of Cash” below.

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

Enable Investment Impairment. CenterPoint Energy recognized a loss of $1,432 million on its investment in Enable for the six months ended June 30, 2020. This loss included an impairment charge on its investment in Enable of $1,541 million during the three months ended March 31, 2020. For further discussion, see Note 9 to the Interim Condensed Financial Statements.

CenterPoint Energy Leadership Transition. On June 30, 2020, the Board of Directors appointed David J. Lesar to the position of President and Chief Executive Officer, effective July 1, 2020. On April 1, 2020, the Board of Directors appointed Kristie L. Colvin to the position of Interim Executive Vice President and Chief Financial Officer in addition to her position as Chief Accounting Officer.

Board of Directors Appointments and Formation of Business Review and Evaluation Committee. On May 6, 2020, the Board of Directors appointed David J. Lesar and Barry T. Smitherman to the Board of Directors effective immediately, and, on June 30, 2020, the Board of Directors appointed Earl M. Cummings to the Board of Directors, effective July 1, 2020, to replace John W. Somerhalder II, who also resigned from his position as Interim President and Chief Executive Officer, effective June 30, 2020. On May 6, 2020, the Board of Directors established a Business Review and Evaluation Committee, which will assist the Board of Directors in evaluating and optimizing the various businesses, assets and ownership interests currently held by CenterPoint Energy.

Business Divestitures. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020. On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. For further information, see Note 3 to the Interim Condensed Financial Statements.

Regulatory Proceedings. On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates. A settlement was reached and a final order from the PUCT was received on March 9, 2020. New rates were implemented on April 23, 2020. For details related to our pending and completed regulatory proceedings and orders related to the TCJA to date in 2020, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Equity Transactions. On May 6, 2020, CenterPoint Energy entered into agreements for the private placements of its Series C Preferred Stock and its Common Stock. For more information about the private placements, see Note 19 to the Interim Condensed Financial Statements.

Debt Transactions. In June 2020, Houston Electric issued $300 million aggregate principal amount of general mortgage bonds. For more information, see Note 12 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues	$1,575	$1,658	$3,742	$3,887
Expenses	1,340	1,429	3,290	3,447
Operating Income	235	229	452	440
Interest Expense and Other Finance Charges	(128)	(134)	(267)	(255)
Interest Expense on Securitization Bonds	(7)	(10)	(15)	(22)
Equity in Earnings of Unconsolidated Affiliates, net	43	74	(1,432)	136
Interest Income	1	1	1	13
Interest Income from Securitization Bonds	—	1	1	3
Other Income (Expense), net	20	5	24	8
Income (Loss) from Continuing Operations Before Income Taxes	164	166	(1,236)	323
Income Tax Expense (Benefit)	29	15	(318)	29
Income (Loss) from Continuing Operations	135	151	(918)	294
Income (Loss) from Discontinued Operations (net of tax expense of $38, $14, $21 and $22, respectively)	(30)	44	(176)	70
Net Income (Loss)	105	195	(1,094)	364
Income Allocated to Preferred Shareholders	46	30	75	59
Income (Loss) Available to Common Shareholders	$59	$165	$(1,169)	$305
Basic Earnings (Loss) Per Common Share:
Basic earnings (loss) per common share - continuing operations	$0.17	$0.24	$(1.93)	$0.47
Basic earnings (loss) per common share - discontinued operations	(0.06)	0.09	(0.34)	0.14
Basic Earnings (Loss) Per Common Share	$0.11	$0.33	$(2.27)	$0.61
Diluted Earnings (Loss) Per Common Share:
Diluted earnings (loss) per common share - continuing operations	$0.17	$0.24	$(1.93)	$0.47
Diluted earnings (loss) per common share - discontinued operations	(0.06)	0.09	(0.34)	0.14
Diluted Earnings (Loss) Per Common Share	$0.11	$0.33	$(2.27)	$0.61

Three months ended June 30, 2020 compared to three months ended June 30, 2019

CenterPoint Energy reported income available to common shareholders of $59 million ($0.11 per diluted share) for the three months ended June 30, 2020 compared to income available to common shareholders of $165 million ($0.33 per diluted share) for the three months ended June 30, 2019.

The decrease of $106 million in income available to common shareholders was primarily due to the following key factors:

•
a $74 million decrease in income from discontinued operations, net related to the Infrastructure Services and Energy Services Disposal Groups further discussed in Note 3 to the Interim Condensed Financial Statements;

•	a $26 million decrease in net income from the Midstream Investments reportable segment further discussed under Results of Operations by Reportable Segment below;

•	a $16 million increase in Income allocated to preferred shareholders due to the issuance of the Series C Preferred Stock; and

•	a $13 million decrease in net income from the Houston Electric T&D reportable segment further discussed under Results of Operations by Reportable Segment below.

These decreases were partially offset by the following:

•	a $10 million decrease in the net loss from Corporate and Other further discussed under Results of Operations by Reportable Segment below;

•	a $10 million increase in net income from the Natural Gas Distribution reportable segment further discussed under Results of Operations by Reportable Segment below; and

•	a $3 million increase in net income from the Indiana Electric Integrated reportable segment further discussed under Results of Operations by Reportable Segment below.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

CenterPoint Energy reported a loss available to common shareholders of $1,169 million ($2.27 loss per diluted common share) for the six months ended June 30, 2020 compared to income available to common shareholders of $305 million ($0.61 per diluted common share) for the six months ended June 30, 2019.

The decrease of $1,474 million in income available to common shareholders was primarily due to the following key factors:

•	a $1,177 million decrease in net income from the Midstream Investments reportable segment further discussed under Results of Operations by Reportable Segment below;

•
a $246 million increase in loss from discontinued operations, net related to the Infrastructure Services and Energy Services Disposal Groups further discussed in Note 3 to the Interim Condensed Financial Statements;

•	a $159 million decrease in net income from the Indiana Electric Integrated reportable segment further discussed under Results of Operations by Reportable Segment below;

•	a $16 million increase in Income allocated to preferred shareholders due to the issuance of the Series C Preferred Stock; and

•	a $6 million decrease in net income from the Houston Electric T&D reportable segment further discussed under Results of Operations by Reportable Segment below.

These decreases were partially offset by the following:

•	a $94 million increase in net income from the Natural Gas Distribution reportable segment further discussed under Results of Operations by Reportable Segment below; and

•	a $36 million decrease in the net loss from Corporate and Other further discussed under Results of Operations by Reportable Segment below.

Income Tax Expense - Continuing Operations

CenterPoint Energy’s effective tax rate from continuing operations reported for the three months ended June 30, 2020 was 18% compared to 9% for the three months ended June 30, 2019. CenterPoint Energy’s effective tax rate from continuing operations reported for the six months ended June 30, 2020 was 26% compared to 9% for the six months ended June 30, 2019. The higher effective tax rate for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily driven by state tax impacts. In 2019, CenterPoint Energy recorded state deferred tax benefits as a result of the impact of state tax law changes and the release of a valuation allowance on certain state net operating losses. The higher effective tax rate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to lower earnings from the impairment of CenterPoint Energy’s investment in Enable. Other effective tax rate drivers included the non-deductible goodwill impairment at the Indiana Electric Integrated reporting unit, an increase in the amount of amortization of the net regulatory EDIT liability, and an increase in the amount of remeasurement of state tax liabilities for changes in apportionment, the effect of which was compounded by the book loss in the six months ended June 30, 2020.

Income Tax Expense - Discontinued Operations

CenterPoint Energy’s effective tax rate from discontinued operations reported for the three months ended June 30, 2020 was 475% compared to 24% for the three months ended June 30, 2019. CenterPoint Energy’s effective tax rate from discontinued operations reported for the six months ended June 30, 2020 was (14%) compared to 24% for the six months ended June 30, 2019. The higher effective tax rate on income from discontinued operations for the three months ended June 30, 2020 was primarily due to the tax impacts from the sale of the Infrastructure Services Disposal Group on April 9, 2020 and the sale of the Energy Services Disposal Group on June 1, 2020, the effect of which was compounded by lower book earnings in the three months ended June 30, 2020. The lower effective tax rate on the loss from discontinued operations for the six months ended June 30, 2020 was primarily due to the tax impacts from the sale of the Infrastructure Services Disposal Group on April 9, 2020 and the sale of the Energy Services Disposal Group on June 1, 2020, the effects of which were compounded by lower book earnings in the six months ended June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues (1)	$720	$765	$1,354	$1,451
Expenses	568	596	1,120	1,201
Operating Income	152	169	234	250
Interest Expense and Other Finance Charges	(43)	(42)	(84)	(82)
Interest Expense on Securitization Bonds	(7)	(10)	(15)	(22)
Interest Income	—	6	1	10
Interest Income from Securitization Bonds	—	1	1	3
Other Income (Expense), net	1	(1)	4	(3)
Income before Income Taxes	103	123	141	156
Income Tax Expense	16	23	21	29
Net Income	$87	$100	$120	$127

(1)
Excludes weather hedge gains of $-0- and $4 million for the three and six months ended June 30, 2020, respectively, and weather hedge gains of $-0- and $3 million for the three and six months ended June 30, 2019, respectively, recorded in Utility revenues on CenterPoint Energy’s Condensed Statements of Consolidated Income. See Note 7(a) to the Interim Condensed Financial Statements for more information on the weather hedge.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Houston Electric reported net income of $87 million for the three months ended June 30, 2020 compared to net income of $100 million for the three months ended June 30, 2019.

The decrease of $13 million in net income from the Houston Electric T&D reportable segment is discussed below in Results of Operations by Reportable Segment, exclusive of weather hedges recorded at CenterPoint Energy.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Houston Electric reported net income of $120 million for the six months ended June 30, 2020 compared to net income of $127 million for the six months ended June 30, 2019.

The decrease of $7 million in net income from the Houston Electric T&D reportable segment is discussed below in Results of Operations by Reportable Segment, exclusive of weather hedges recorded at CenterPoint Energy.

Income Tax Expense

Houston Electric’s effective tax rate reported for the three months ended June 30, 2020 was 16% compared to 19% for the three months ended June 30, 2019. Houston Electric’s effective tax rate reported for the six months ended June 30, 2020 was 15% compared to 19% for the six months ended June 30, 2019. The lower effective tax rate for both the three and six months ended

June 30, 2020 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues	$483	$526	$1,494	$1,738
Expenses	441	499	1,252	1,551
Operating Income	42	27	242	187
Interest Expense and Other Finance Charges	(29)	(30)	(59)	(59)
Interest Income	—	3	—	3
Other Expense, net	—	(3)	(4)	(6)
Income from Continuing Operations Before Income Taxes	13	(3)	179	125
Income Tax Expense (Benefit)	(4)	(5)	31	13
Income from Continuing Operations	17	2	148	112
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $8, $5, ($3) and $13, respectively)	(4)	26	(68)	54
Net Income	$13	$28	$80	$166

Three months ended June 30, 2020 compared to three months ended June 30, 2019

CERC reported net income of $13 million for the three months ended June 30, 2020 compared to $28 million for the three months ended June 30, 2019.

The decrease in net income of $15 million was primarily due to a $30 million decrease in income from discontinued operations, net of tax, discussed further in Note 3 to the Interim Condensed Financial Statements.

This decrease in net income was partially offset by the following:

•	a $10 million increase in net income from the Natural Gas Distribution reportable segment discussed further under Results of Operations by Reportable Segment below; and

•	a $5 million decrease in the net loss from Corporate and Other.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

CERC reported net income of $80 million for the six months ended June 30, 2020 compared to net income of $166 million for the six months ended June 30, 2019.

The decrease in net income of $86 million was primarily due to a $122 million decrease in income from discontinued operations, net of tax, discussed further in Note 3 to the Interim Condensed Financial Statements.

This decrease in net income was partially offset by the following:

•	a $25 million increase in net income from the Natural Gas Distribution reportable segment discussed further under Results of Operations by Reportable Segment below; and

•	an $11 million decrease in the net loss from Corporate and Other.

Income Tax Expense - Continuing Operations

CERC’s effective tax rate on income from continuing operations for the three months ended June 30, 2020 was (31%) compared to 167% for the three months ended June 30, 2019. CERC’s effective tax rate on income from continuing operations for the six months ended June 30, 2020 was 17% compared to 10% for the six months ended June 30, 2019. CERC’s lower effective tax rate on income from continuing operations for the three months ended June 30, 2020 compared to the same period in 2019 was driven by state tax impacts. In 2019, CERC recorded state deferred tax benefits as a result of the impact of state tax law changes and the release of a valuation allowance on certain state net operating losses, the effect of which was compounded by the book loss in the three month period ending June 30, 2019. CERC’s higher effective tax rate on income from continuing operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by the absence of state deferred tax benefits as result of state tax law changes and the release of a valuation allowance on certain state net operating losses in 2019.

Income Tax Expense - Discontinued Operations

CERC’s effective tax rate from discontinued operations reported for the three months ended June 30, 2020 was 200% compared to 16% for the three months ended June 30, 2019. CERC’s effective tax rate from discontinued operations reported for the six months ended June 30, 2020 was 4% compared to 19% for the six months ended June 30, 2019. Both were driven by the tax impacts from the sale of the Energy Services Disposal Group on June 1, 2020, the effect of which was compounded by lower book earnings in both the three and six months ended June 30, 2020. See Note 3 for further information.

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

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. Accordingly, the previously reported Energy Services reportable segment has been eliminated. The transaction closed on June 1, 2020. For further information, see Note 3 to the Interim Condensed Financial Statements.

As of June 30, 2020, reportable segments by Registrant were as follows:

Registrant	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Midstream Investments
CenterPoint Energy	X	X	X	X
Houston Electric	X
CERC			X

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

The following table provides summary data of the Houston Electric T&D reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except throughput and customer data)
Utility Revenues:
TDU (1)	$672	$672	$1,272	$1,267
Bond Companies	48	93	86	187
Total utility revenues	720	765	1,358	1,454
Expenses:
Operation and maintenance, excluding Bond Companies	362	357	720	723
Depreciation and amortization, excluding Bond Companies	101	94	200	187
Taxes other than income taxes	64	61	128	123
Bond Companies	41	84	72	168
Total expenses	568	596	1,120	1,201
Operating Income	152	169	238	253
Other Income (Expense)
Interest expense and other finance charges	(43)	(42)	(84)	(82)
Interest expense on Securitization Bonds	(7)	(10)	(15)	(22)
Interest income	—	6	1	10
Interest income from Securitization Bonds	—	1	1	3
Other income (expense), net	1	(1)	4	(3)
Income from Continuing Operations Before Income Taxes	103	123	145	159
Income tax expense	16	23	21	29
Net Income (1)	$87	$100	$124	$130
Throughput (in GWh):
Residential	8,440	7,985	13,791	13,168
Total	23,160	24,018	43,262	43,037
Number of metered customers at end of period:
Residential	2,275,006	2,217,326	2,275,006	2,217,326
Total	2,567,699	2,506,124	2,567,699	2,506,124

(1)
Net income for CenterPoint Energy’s Houston Electric T&D reportable segment differs from net income for Houston Electric due to weather hedge gains (losses) recorded at CenterPoint Energy that are not recorded at Houston Electric. Utility revenues in CenterPoint Energy’s Condensed Statements of Consolidated Income included weather hedge gains (losses) of $-0- and $4 million for the three and six months ended June 30, 2020, respectively, and $-0- and $3 million for the three and six months ended June 30, 2019, respectively, for CenterPoint Energy’s Houston Electric T&D reportable segment. See Note 7(a) to the Interim Condensed Financial Statements for more information on weather hedges.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

CenterPoint Energy’s Houston Electric T&D reportable segment reported net income of $87 million for the three months ended June 30, 2020, compared to $100 million for the three months ended June 30, 2019.

Net income decreased $13 million, primarily due to the following key factors:

•	lower revenues of $67 million due to changes in customer rates and overall rate design;

•	lower distribution revenue of $18 million due to changes in customer rates;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $11 million;

•
lower usage of $9 million primarily due to the negative effects of COVID-19 of $17 million, partially offset by favorable weather and other usage of $3 million and higher 2020 revenues of $5 million resulting from increased peak demand in 2019;

•	lower revenues of $9 million due to the refund of protected and unprotected EDIT to customers, which has a corresponding benefit in tax expense;

•	decreased interest income of $6 million, primarily due to lower investments in the CenterPoint Energy money pool, and increased interest expense of $1 million; and

•	lower equity return of $5 million, primarily related to the annual true-up of transition charges to correct over-collections that occurred during the preceding 12 months.

These decreases to net income were partially offset by the following:

•	higher transmission-related revenues of $97 million primarily due to changes in rate design, partially offset by higher transmission costs billed by transmission providers of $17 million;

•	decreased operation and maintenance expenses of $12 million, primarily due to lower labor and benefits costs and lower contract services costs;

•	customer growth of $9 million from the addition of almost 62,000 customers;

•	lower income tax expense of $7 million, primarily due to the amortization of the net regulatory EDIT liability;

•	higher miscellaneous revenues of $3 million, primarily related to right-of-way revenues; and

•	a $2 million increase in Other income (expense), net due to lower benefits costs.

Lower depreciation and amortization expenses related to AMS of $1 million were offset by a corresponding decrease in related revenues.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

CenterPoint Energy’s Houston Electric T&D reportable segment reported net income of $124 million for the six months ended June 30, 2020, compared to $130 million for the six months ended June 30, 2019.

Net income decreased $6 million, primarily due to the following key factors:

•	lower revenues of $67 million due to changes in customer rates and overall rate design;

•	higher depreciation and amortization expense, primarily because of ongoing additions to plant in service, and other taxes of $20 million;

•	lower distribution revenues of $19 million due to changes in customer rates;

•	lower equity return of $10 million, primarily related to the annual true-up of transition charges to correct over-collections that occurred during the preceding 12 months;

•	lower revenues of $9 million due to the refund of protected and unprotected EDIT to customers, which has a corresponding benefit in tax expense;

•	decreased interest income of $9 million, primarily due to lower investments in the CenterPoint Energy money pool, and increased interest expense of $2 million; and

•
lower usage of $8 million, primarily due to the negative effects of COVID-19 of $17 million, partially offset by favorable weather and other usage of $2 million and higher 2020 revenues of $7 million resulting from increased peak demand in 2019.

These decreases to net income were partially offset by the following:

•	higher transmission-related revenues of $104 million, primarily due to changes in rate design, partially offset by higher transmission costs billed by transmission providers of $26 million;

•
decreased operation and maintenance expenses of $29 million, inclusive of a $6 million decrease in severance costs, primarily due to lower labor and benefits costs, lower support services costs, and lower contract services costs;

•	customer growth of $16 million from the addition of almost 62,000 customers;

•	lower income tax expense of $8 million primarily due to the amortization of the net regulatory EDIT liability; and

•	a $7 million increase in Other income (expense), net due to income associated with corporate-owned life insurance and decreased benefits costs.

Lower depreciation and amortization expenses related to AMS of $2 million were offset by a corresponding decrease in related revenues.

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

The following table provides summary data of CenterPoint Energy’s Indiana Electric Integrated reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019 (1)
	(in millions, except throughput and customer data)

Utility Revenues	$128	$140	$257	$223
Expenses:
Utility natural gas, fuel and purchased power	32	40	67	66
Operation and maintenance	38	46	82	94
Depreciation and amortization	26	25	51	41
Taxes other than income taxes	4	4	8	6
Goodwill Impairment	—	—	185	—
Total expenses	100	115	393	207
Operating Income (Loss)	28	25	(136)	16
Other Income (Expense):
Interest expense and other finance charges	(5)	(7)	(11)	(10)
Other income, net	1	1	3	2
Income (Loss) from Continuing Operations Before Income Taxes	24	19	(144)	8
Income tax expense	5	3	8	1
Net Income (Loss)	$19	$16	$(152)	$7
Throughput (in GWh):
Retail	1,010	1,157	2,088	1,861
Wholesale	58	94	121	152
Total	1,068	1,251	2,209	2,013
Number of metered customers at end of period:
Residential	129,761	128,167	129,761	128,167
Total	148,823	147,076	148,823	147,076

(1)	Represents February 1, 2019 through June 30, 2019 results only due to the Merger.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

CenterPoint Energy’s Indiana Electric Integrated reportable segment reported net income of $19 million for the three months ended June 30, 2020, compared to $16 million for the three months ended June 30, 2019.

Net income increased $3 million as a result of the following key factors:

•	an $8 million decrease in operation and maintenance expense, primarily due to timing-related reduction of plant maintenance expenditures; and

•	a $2 million increase in customer margin due to favorable weather.

These increases were partially offset by a $6 million decrease in customer margin driven by reduced usage among commercial and industrial customers due to COVID-19 impacts.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

CenterPoint Energy’s Indiana Electric Integrated reportable segment reported a net loss of $152 million for the six months ended June 30, 2020, compared to net income of $7 million for the six months ended June 30, 2019.

The net loss increased $159 million as a result of the following key factors:

•	a $185 million goodwill impairment charge further discussed in Note 10 to the Interim Condensed Financial Statements;

•
a $10 million increase in depreciation and amortization expense, primarily due to the inclusion of expense for six months in 2020 versus five months included in 2019 due to the Merger on February 1, 2019;

•	a $7 million increase in state and federal income taxes driven by increased taxable income and the non-deductible goodwill impairment;

•	a $6 million decrease in customer margin driven by reduced usage among commercial and industrial customers due to COVID-19 impacts; and

•	a $1 million decrease in customer margin due to unfavorable weather.

These increases were partially offset by the following:

•	a $34 million increase in electric margin from the inclusion of results for six months in 2020 versus five months included in 2019 due to the Merger on February 1, 2019;

•
a $12 million decrease in operation and maintenance expense inclusive of a $19 million reduction in Merger-related severance and incentive compensation costs in 2019 and a timing-related reduction of plant maintenance expenditures of $10 million, partially offset by a $17 million increase from the inclusion of expense for six months in 2020 versus five months included in 2019 due to the Merger on February 1, 2019; and

•	a $5 million increase in margin associated with the TDSIC program.

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

The following table provides summary data of CenterPoint Energy’s Natural Gas Distribution reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019 (1)
	(in millions, except throughput and customer data)
Revenues:
Utility revenues	$628	$660	$1,934	$2,059
Non-utility revenues	13	13	25	29
Total revenues	641	673	1,959	2,088
Expenses:
Utility natural gas	170	220	744	991
Non-utility cost of revenues, including natural gas	7	8	13	18
Operation and maintenance	232	244	499	554
Depreciation and amortization	113	107	224	202
Taxes other than income taxes	56	46	123	106
Total expenses	578	625	1,603	1,871
Operating Income	63	48	356	217
Other Income (Expense):
Interest expense and other finance charges	(29)	(24)	(61)	(47)
Interest income	2	—	3	1
Other expense, net	—	—	(2)	(1)
Income from Continuing Operations Before Income Taxes	36	24	296	170
Income tax expense	3	1	59	27
Net Income	$33	$23	$237	$143
Throughput (in Bcf):
Residential	32	30	139	144
Commercial and industrial	87	102	233	238
Total Throughput	119	132	372	382
Number of customers at end of period:
Residential	4,282,921	4,195,222	4,282,921	4,195,222
Commercial and industrial	348,661	347,092	348,661	347,092
Total	4,631,582	4,542,314	4,631,582	4,542,314

(1)	Includes only February 1, 2019 through June 30, 2019 results of acquired natural gas businesses due to the Merger.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

CenterPoint Energy’s Natural Gas Distribution reportable segment reported net income of $33 million for the three months ended June 30, 2020 compared to $23 million for the three months ended June 30, 2019.

Net income increased by $10 million primarily as a result of the following key factors:

•	rate increases of $31 million in Indiana, Ohio, Minnesota, Texas and Arkansas, exclusive of the TCJA impact discussed below;

•
a $9 million reduction in operation and maintenance expense, primarily due to lower spending on materials, supplies, contracted labor and services that were partially offset by an increase in insurance expenses;

•	a $4 million increase in revenues associated with customer growth from the addition of over 89,000 new customers; and

•	a $1 million increase in revenues due to favorable weather and usage that more than offset an unfavorable $7 million COVID-19 impact on base revenues.

These increases were partially offset by the following:

•	a $12 million increase in property and other non-income related taxes, primarily due to an increase in incremental capital projects placed in service;

•
an $8 million decrease in non-volumetric revenues consisting of late payment, connect and reconnect fees driven by a disconnect moratorium in CenterPoint Energy’s service territories as a result of the COVID-19 pandemic;

•	a $6 million increase in depreciation and amortization, primarily due to incremental capital investment;

•	a $4 million decrease in revenue, primarily related to the impact of TCJA-related rate reductions in Texas and Louisiana;

•	a $3 million increase in interest expense due to incremental financing to fund capital projects placed in service; and

•	a $2 million increase in state and federal income taxes driven by an increase in taxable income.

Decreased operation and maintenance expenses related to energy efficiency programs of $3 million and taxes other than income taxes of $2 million were offset by corresponding decreases in the related revenues.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

CenterPoint Energy’s Natural Gas Distribution reportable segment reported net income of $237 million for the six months ended June 30, 2020 compared to $143 million for the six months ended June 30, 2019.

Net income increased by $94 million primarily as a result of the following key factors:

•	rate increases of $74 million in Indiana, Ohio, Minnesota, Texas, and Arkansas, exclusive of the TCJA impact discussed below;

•	a $65 million increase in margin related to an additional month of income in 2020 related to the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019;

•
a $55 million reduction in operation and maintenance expense, primarily due to a $53 million decrease in Merger-related severance costs in 2019, offset by an additional month of operation and maintenance expense from the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019; and

•	an $8 million increase in revenues associated with customer growth from the addition of over 89,000 new customers.

These increases were partially offset by the following:

•
a $32 million increase in state and federal income taxes driven by an increase in taxable income including an additional month of income in 2020 related to the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019;

•	a $23 million increase in property and other non-income related taxes, primarily due to an increase in incremental capital projects placed in service;

•
a $22 million increase in depreciation and amortization, primarily due to incremental capital projects placed in service and an additional month of depreciation expense in 2020 related to the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019;

•
a $12 million increase in interest expense due to incremental debt financing and an additional month of interest expense in 2020 related to the Indiana and Ohio jurisdictions acquired in the Merger on February 1, 2019;

•	$9 million of lower revenues attributed to warmer than normal weather and reduced usage including $7 million of lower customer usage associated with COVID-19; and

•
a $9 million decrease in non-volumetric revenues consisting of late payment, connect and reconnect fees driven by a disconnect moratorium in CenterPoint Energy’s service territories as a result of the COVID-19 pandemic.

Decreased taxes other than income taxes of $6 million were offset by a corresponding decrease in related revenues.

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

The following table provides summary data of CERC’s Natural Gas Distribution reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except throughput and customer data)
Revenues:
Utility revenues	$467	$513	$1,463	$1,708
Non-utility revenues	13	13	25	29
Total revenues	480	526	1,488	1,737
Expenses:
Utility natural gas	137	186	609	873
Non-utility cost of revenues, including natural gas	7	8	13	18
Operation and maintenance	179	192	383	419
Depreciation and amortization	74	73	148	146
Taxes other than income taxes	44	37	94	86
Total expenses	441	496	1,247	1,542
Operating Income	39	30	241	195
Other Income (Expense):
Interest expense and other finance charges	(20)	(19)	(41)	(38)
Interest income	2	2	3	3
Other income (expense), net	—	(3)	(4)	(5)
Income from Continuing Operations Before Income Taxes	21	10	199	155
Income tax expense	1	—	45	26
Net Income	$20	$10	$154	$129
Throughput (in Bcf):
Residential	22	22	96	113
Commercial and industrial	51	63	141	161
Total Throughput	73	85	237	274
Number of customers at end of period:
Residential	3,315,379	3,248,679	3,315,379	3,248,679
Commercial and industrial	260,222	259,504	260,222	259,504
Total	3,575,601	3,508,183	3,575,601	3,508,183

Three months ended June 30, 2020 compared to three months ended June 30, 2019

CERC’s Natural Gas Distribution reportable segment reported net income of $20 million for the three months ended June 30, 2020 compared to $10 million for the three months ended June 30, 2019.

Net income increased $10 million primarily as a result of the following key factors:

•	rate increases of $17 million in Minnesota, Texas and Arkansas, exclusive of the TCJA impact discussed below;

•
a $10 million reduction in operation and maintenance expense, primarily due to lower spending on materials, supplies, contracted labor and services, which were partially offset by an increase in insurance expenses;

•	a $3 million increase in revenues associated with customer growth from the addition of over 67,000 new customers;

•	a $2 million increase in revenues due to favorable weather and usage that more than offset an unfavorable $4 million COVID-19 impact on base revenues; and

•	a $1 million decrease in interest expense, primarily due to decreased debt financing to fund capital projects placed in service.

These increases were partially offset primarily by the following:

•
a $10 million decrease in non-volumetric revenues consisting of late payment, connect, and reconnect fees driven by a disconnect moratorium in CERC’s service territories as a result of the COVID-19 pandemic;

•	an $8 million increase in property and other non-income related taxes, primarily due to an increase in incremental capital projects placed in service;

•	a $4 million decrease in revenues related to the impact of the TCJA-related rate reductions in Texas and Louisiana; and

•	a $1 million increase in state and federal income taxes, primarily due to increased taxable income.

Decreased operation and maintenance expenses related to energy efficiency programs of $3 million and taxes other than income taxes of $1 million were offset by corresponding decreases in the related revenues.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

CERC’s Natural Gas Distribution reportable segment reported net income of $154 million for the six months ended June 30, 2020 compared to $129 million for the six months ended June 30, 2019.

Net income increased $25 million primarily as a result of the following key factors:

•	rate increases of $43 million in Minnesota, Arkansas and Texas, exclusive of the TCJA impact discussed below;

•
a $28 million reduction in operation and maintenance expense, inclusive of a $10 million decrease in Merger-related severance costs in 2019, primarily due to lower spending on materials, supplies, contracted labor and services;

•	a $5 million increase in revenues associated with customer growth from the addition of over 67,000 new customers;

•	a $2 million increase in other income, primarily due to a reduction in non-service benefit costs; and

•	a $1 million increase in revenues related to the impact of the TCJA in Arkansas, which was offset by lower TCJA revenue impacts in Texas, Louisiana and Mississippi.

These increases were partially offset primarily by the following:

•	a $19 million increase in state and federal income taxes, primarily due to increased taxable income;

•	a $13 million increase in property and other non-income related taxes, primarily due to an increase in incremental capital projects placed in service;

•
a $9 million decrease in non-volumetric revenues consisting of late payment, connect and reconnect fees driven by a disconnect moratorium in CERC’s service territories as a result of the COVID-19 pandemic;

•	$7 million of lower revenues attributed to warmer than normal weather and reduced usage including $4 million of lower customer usage associated with COVID-19;

•	a $3 million increase in interest expense, primarily due to increased debt financing to fund an increase in capital projects placed in service; and

•	a $2 million increase in depreciation and amortization from an increase of incremental capital projects placed in service.

Decreased operation and maintenance expenses related to energy efficiency programs of $8 million and taxes other than income taxes of $5 million were offset by corresponding decreases in the related revenues.

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

The following table provides the net income (loss) of the Midstream Investments reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Non-utility Revenues	$—	$—	$—	$—
Taxes other than income taxes	—	—	(1)	—
Total Expenses	—	—	(1)	—
Operating Income	—	—	1	—
Other Income (Expense):
Interest expense and other finance charges	(13)	(14)	(27)	(26)
Equity in earnings (loss) from Enable, net	43	74	(1,432)	136
Interest income	1	3	1	5
Income (Loss) from Continuing Operations Before Income Taxes	31	63	(1,457)	115
Income tax expense (benefit)	7	13	(354)	41
Net Income (Loss)	$24	$50	$(1,103)	$74
Three months ended June 30, 2020 compared to three months ended June 30, 2019

CenterPoint Energy’s Midstream Investments reportable segment reported net income of $24 million for the three months ended June 30, 2020, compared to net income of $50 million for the three months ended June 30, 2019.

Net income decreased $26 million primarily as a result of a $43 million decrease in Equity in Earnings from Enable.

This decrease was partially offset by the following:

•	a $12 million increase in basis difference amortization; and

•	a $6 million decrease in income tax benefit primarily resulting from lower income before income taxes.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

CenterPoint Energy’s Midstream Investments reportable segment reported a net loss of $1,103 million for the six months ended June 30, 2020, compared to net income of $74 million for the six months ended June 30, 2019.

Net income decreased $1,177 million primarily as a result of the following key factors:

•	a $1,541 million impairment charge recorded on CenterPoint Energy’s equity investment in Enable, discussed further in Note 9 to the Interim Condensed Financial Statements; and

•	a $49 million decrease in Equity in Earnings from Enable.

These decreases were partially offset by the following:

•	a $395 million increase in income tax benefit, primarily resulting from the impairment charge discussed above;

•	a $12 million increase in basis difference amortization; and

•	a $10 million decrease in the loss on dilution.

On April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. For further information, see “—Liquidity and Capital Resources—Future Sources and Uses of Cash” below.

Corporate and Other (CenterPoint Energy)

The following table shows the net income (loss) of CenterPoint Energy’s Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019 (1)
	(in millions)
Non-utility Revenues	$86	$80	$168	$122
Expenses:
Non-utility cost of revenues, including natural gas	62	53	120	90
Operation and maintenance	8	22	13	46
Depreciation and amortization	18	14	35	28
Taxes other than income taxes	5	2	7	4
Total	93	91	175	168
Operating Loss	(7)	(11)	(7)	(46)
Other Income (Expense):
Gain (loss) on marketable securities	75	64	(69)	147
Gain (loss) on indexed debt securities	(76)	(68)	59	(154)
Interest expense and other finance charges	(67)	(94)	(163)	(178)
Interest income	27	39	75	85
Other income, net	18	7	29	17
Loss from Continuing Operations Before Income Taxes	(30)	(63)	(76)	(129)
Income tax expense (benefit)	(2)	(25)	(52)	(69)
Net Loss	$(28)	$(38)	$(24)	$(60)

(1)	Includes only February 1, 2019 through June 30, 2019 results of the ESG business acquired in the Merger.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

CenterPoint Energy’s Corporate and Other reported a net loss of $28 million for the three months ended June 30, 2020 compared to a net loss of $38 million for the three months ended June 30, 2019.

The net loss decreased $10 million primarily due to the following key factors:

•	a $27 million decrease in interest expense, primarily due to lower outstanding debt;

•	a $14 million decrease in operation and maintenance expenses, primarily due to Merger-related integration costs incurred in 2019 that did not recur in 2020;

•	an $11 million increase in gains on marketable securities; and

•	an $11 million increase in miscellaneous income in Other income, net.

These decreases in the net loss were partially offset by the following:

•	a $23 million decrease in income tax benefit driven by the decrease in loss from continuing operations and state tax impacts;

•	a $12 million decrease in interest income, primarily due to lower interest income from CenterPoint Energy money pool borrowings;

•	an $8 million increase in the loss on the underlying value of indexed debt securities related to the ZENS;

•	a $4 million increase in depreciation and amortization expense, primarily from additions to plant in service;

•	a $3 million decrease in margin at ESG, primarily related to the remeasurement of the purchase price allocation related to the construction backlog intangibles acquired in the Merger in 2019; and

•	a $3 million increase in other taxes resulting from a property tax refund received in 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

CenterPoint Energy’s Corporate and Other reported a net loss of $24 million for the six months ended June 30, 2020 compared to a net loss of $60 million for the six months ended June 30, 2019.

The net loss decreased $36 million primarily due to the following key factors:

•	a $213 million increase in gains on the underlying value of indexed debt securities related to the ZENS;

•
a $33 million decrease in operation and maintenance expenses, primarily due to Merger-related integration costs incurred in 2019 that did not recur in 2020, lower benefits and services costs and lower software maintenance costs;

•
a $16 million increase in margin, primarily related to higher margin of $9 million at ESG from two large federal projects in 2020 and the reduction of Merger-related amortization of intangibles for construction backlog of $4 million in non-utility cost of revenues, including natural gas;

•
a $15 million decrease in interest expense, primarily due to lower outstanding debt, partially offset by an additional month of interest expense in 2020 versus 2019 due to additional debt acquired in the Merger on February 1, 2019; and

•	a $12 million increase in miscellaneous income in Other income, net.

These decreases in the net loss were partially offset by the following:

•	a $216 million increase in losses on marketable securities;

•	a $17 million decrease in income tax benefit driven by the decrease in loss from continuing operations and state tax impacts;

•	a $10 million decrease in interest income due to lower external investments in 2020 compared to 2019; and

•
a $7 million increase in depreciation and amortization expense, primarily from additions to plant in service and the inclusion of expense for six months in 2020 versus five months included in 2019 for businesses acquired in the Merger on February 1, 2019; and

•	a $3 million increase in other taxes resulting from a property tax refund received in 2019.

Corporate and Other (CERC)

The following table shows the net income (loss) of CERC’s Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Non-utility Revenues	$3	$—	$6	$1
Expenses:
Operation and maintenance	—	2	5	8
Depreciation and amortization	—	—	—	—
Taxes other than income taxes	—	1	—	1
Total	—	3	5	9
Operating Income (Loss)	3	(3)	1	(8)
Other Income (Expense):
Interest expense and other finance charges	(36)	(39)	(67)	(70)
Interest income	25	29	46	49
Other income (expense), net	—	—	—	(1)
Loss from Continuing Operations Before Income Taxes	(8)	(13)	(20)	(30)
Income tax benefit	(5)	(5)	(14)	(13)
Net Loss	$(3)	$(8)	$(6)	$(17)

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,181	$278	$587	$574	$240	$449
Investing activities	(143)	(107)	(97)	(7,149)	(1,311)	(386)
Financing activities	(1,115)	(236)	(491)	2,629	994	(83)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(1,638)	$(72)	$9
Changes in working capital	688	109	125
Change in equity in earnings of unconsolidated affiliates	1,568	—	—
Change in distributions from unconsolidated affiliates (1)	(40)	—	—
Lower pension contribution	24	—	—
Other	5	1	4
	$607	$38	$138

(1)	This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Mergers and acquisitions, net of cash acquired	$5,987	$—	$—
Higher capital expenditures	(109)	(34)	(54)
Net change in notes receivable from affiliated companies	4	1,242	57
Change in distributions from Enable in excess of cumulative earnings	7	—	—
Proceeds from divestitures	1,136	—	286
Other	(19)	(4)	—
	$7,006	$1,204	$289

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the six months ended June 30, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(3,719)	$—	$(167)
Increased proceeds from issuances of preferred stock	724	—	—
Increased proceeds from issuances of common stock	673	—	—
Net changes in long-term debt outstanding, excluding commercial paper	(1,377)	(287)	—
Net changes in long-term revolving credit facilities	(135)	—	—
Net changes in debt issuance costs	6	5	—
Net changes in short-term borrowings	19	5	14
Decreased payment of Common Stock dividends	61	—	—
Increased payment of preferred stock dividends	(6)	—	—
Net change in notes payable from affiliated companies	—	1	—
Contribution from parent	—	(590)	—
Dividend to parent	—	(365)	31
Capital contribution to parent associated with the sale of CES	—	—	(286)
Other	10	1	—
	$(3,744)	$(1,230)	$(408)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining six months of 2020 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$1,051	$394	$180
Scheduled principal payments on Securitization Bonds	96	96	—
ERCOT loan	5	5	—

The Registrants expect that anticipated cash needs for the remaining six months of 2020 will be met with borrowings under their credit facilities, bank loans, proceeds from the issuance of long-term debt, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and, with respect to CenterPoint Energy, distributions from Enable. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

On April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. This reduction is expected to result in one or more quarterly distributions to CenterPoint Energy that fall below CenterPoint Energy’s previously disclosed expected minimum quarterly distribution from Enable of $0.2875 per common unit. This reduction in Enable’s quarterly distributions per common unit is expected to reduce Enable common unit distributions to CenterPoint Energy by approximately $155 million per year. To the extent current economic conditions persist or further deteriorate with respect to declines in the price of, and global demand for, natural gas, NGLs and crude oil, quarterly distributions on Enable’s common units may be subject to further reductions.

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

The net proceeds of CenterPoint Energy’s sale of the Infrastructure Services Disposal Group were used to repay a portion of outstanding CenterPoint Energy debt, including $200 million of maturing Vectren term loans. The net proceeds of CenterPoint Energy’s sale of the Energy Services Disposal Group were used to repay a portion of outstanding CenterPoint Energy debt.

To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, the Registrants may need to consider alternative sources of funding for some of their operations and for working capital but expect any impacts on their liquidity to be temporary. Any alternative sources of funding may increase the cost of capital and result in higher interest expense. Although CenterPoint Energy customarily satisfies its near-term financing needs with proceeds from commercial paper, CenterPoint Energy utilized its revolving credit facilities in March and April 2020 as a source of funding because market disruptions caused by COVID-19 temporarily limited its access to the commercial paper markets. CenterPoint Energy repaid all outstanding revolving credit facility loans in April 2020 and has resumed normal utilization of commercial paper as such markets have rebounded during the three months ended June 30, 2020. Since CenterPoint Energy’s repayment of its outstanding revolving credit facility loans, CenterPoint Energy has not utilized its revolving credit facilities as a source of liquidity. However, to the extent the capital and other financial markets are again disrupted, CenterPoint Energy may again rely on its revolving credit facilities. Furthermore, the uncertain economic conditions may also result in the inability of the Registrants’ customers and other counterparties to make payments to the Registrants, on a timely basis or at all. Although the Registrants have experienced an increase in days outstanding on receivables and uncollectible accounts during the three months ended June 30, 2020, this amount has not been significant to date, and the Registrants do not expect the increase in days outstanding on receivables and uncollectible accounts to materially impact their liquidity at this time. In the event economic conditions further deteriorate and result in a greater number of customers and counterparties failing to make payments to the Registrants, their businesses, cash flows, liquidity, financial condition and results of operations would be adversely impacted. Under such circumstances, the Registrants would intend to rely on borrowings from the short-term capital markets or under their revolving credit facilities, if needed, to mitigate such effects until cash flows revert to their pre-COVID-19 levels.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 12, guarantees as discussed in Note 14(b) and (c) to the Interim Condensed Financial Statements, we have no off-balance sheet arrangements.

Regulatory Matters

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which we operate have issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. While many jurisdictions are subject to mandatory stay-at-home and similar orders, essential businesses and activities are exempted from these orders, including utility operations and maintenance. Accordingly, CenterPoint Energy’s crews will continue to provide essential service by responding to calls, completing work orders and undertaking other critical work. To protect our customers and employees, we are implementing COVID-19 safety precautions. CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions. We will continue to monitor developments in this area and adjust our response as guidelines and circumstances may require. Additionally, while we have not experienced delays to date due to COVID-19 with respect to our regulatory proceedings, we could experience significant delays in scheduling proceedings or hearings and in obtaining orders from regulatory agencies.
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

•
Transmission and distribution utilities entered into no-interest loan agreements with ERCOT to provide for an initial fund balance for reimbursement. On April 13, 2020, in connection with the PUCT’s COVID-19 ERP, Houston Electric entered into a no-interest loan agreement with ERCOT pursuant to which ERCOT loaned Houston Electric approximately $5 million.

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

The COVID-19 ERP will end on August 31, 2020, unless otherwise extended by the PUCT. Final claims for reimbursement must be submitted to transmission and distribution utilities not later than 90 days after the end of the COVID-19 ERP. The transmission and distribution utilities riders will remain in place and reimbursements will continue after the end of the COVID-19 ERP has ended to complete any remaining COVID-19 ERP cost recovery and disburse all reimbursement amounts or remaining balances.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s NGD service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s NGD service territories in Minnesota and Arkansas will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well.

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

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of the Freeport Area Master Plan, which included the Bailey to Jones Creek Project. On November 21, 2019, the PUCT issued its final approval of Houston Electric’s certificate of convenience and necessity application, based on an unopposed settlement agreement under which Houston Electric would construct the project at an estimated cost of approximately $483 million. The actual capital costs of the project will depend on land acquisition costs, construction costs, minor changes to the routing of the line to mitigate environmental and other land use impacts, structure design to address soil and coastal wind conditions, and other factors. In April 2020, a federal court vacated the Army Corps of Engineers Nationwide Permit 12, which Houston Electric intended to use for the project. As a result, Houston Electric filed its individual permit application with the Army Corps of Engineers in accordance with the federal court decision. However, subsequent to filing the individual permit application, the federal court stayed the effectiveness of its order as it applied to the construction of transmission lines such as the Bailey to Jones Creek Project. In July 2020, the stay was extended by the U.S. Supreme Court to apply to a broader range of infrastructure projects and last through the full appellate process. As a result, the Army Corps of Engineers is proceeding with project review under the Nationwide Permit 12 general permit. Houston Electric has commenced pre-construction activities on the project, and anticipates beginning construction in early 2021 and completing construction and energizing the line before the end of 2021.

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

On April 24, 2019, the IURC issued an order approving the environmental investments proposed for the F.B. Culley generating facility, along with recovery of prior pollution control investments made in 2014. The order denied the proposed gas combined cycle generating facility. Indiana Electric has conducted a new IRP, which was submitted to the IURC in June 2020, to identify an appropriate generation resource portfolio to satisfy the needs of its customers and comply with environmental regulations. The proposed preferred portfolio indicates the replacement of 730 MW of coal with a significant buildout of renewables supported by dispatchable natural gas generation.

Indiana Electric A.B. Brown Ash Pond Remediation (CenterPoint Energy)

On August 14, 2019, Indiana Electric filed a petition with the IURC, seeking approval, as a federally mandated project, for the recovery of costs associated with the clean closure of the A.B. Brown ash pond pursuant to Indiana Senate Bill 251. This project, expected to last approximately 14 years, would result in the full excavation and recycling of the ponded ash through agreements with a beneficial reuse entity, totaling approximately $160 million. Under Indiana Senate Bill 251, Indiana Electric seeks authority to recover via a tracking mechanism 80% of the approved costs, with a return on eligible capital investments needed to allow for the extraction of the ponded ash, with the remaining 20% of the costs deferred for recovery in Indiana Electric’s next base rate proceeding. On December 19, 2019 and subsequently on January 10, 2020, Indiana Electric filed a settlement agreement with the intervening parties whereby the costs would be recovered as requested, with an additional commitment by Indiana Electric to offset the federally mandated costs by at least $25 million, representing a combination of total cash proceeds received from the ash reuser and total insurance proceeds to be received from Indiana Electric’s insurers under confidential settlement agreements of litigation filed against the insurers. On May 13, 2020, the IURC approved the settlement agreement in full, with recovery of costs to begin upon approval of Indiana Electric’s pending ECA proceeding, expected later in 2020.

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

The table below reflects significant applications pending or completed since the Registrants’ combined 2019 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
EECRF (1)	$12	June 2020	March 2021	TBD
The requested amount is comprised primarily of the following: 2021 Program and Evaluation, Measurement and Verification costs of $39 million, 2019 over recovery of ($1) million and 2019 earned bonus of $12 million.

Rate Case	13	April 2019	April 2020	March 2020	See discussion above under Houston Electric Base Rate Case.
TCOS	17	March 2020	May 2020	May 2020	Reflects an increase of $204 million to rate base.
TCOS (1)	16	July 2020	TBD	TBD	Request an increase of $140 million to rate base.
CenterPoint Energy and CERC - Beaumont/East Texas (Railroad Commission)
Rate Case	4	November 2019	November 2020	June 2020
Unanimous settlement agreement approved by the Railroad Commission in June 2020 provides for a $4 million annual increase in current revenues, a refund for an Unprotected EDIT Rider amortized over three years of which $2 million is refunded in the first year and establishes a 9.65% ROE and a 56.95% equity ratio for future GRIP filings for the Beaumont/East Texas jurisdiction. New rates will be effective with October 2020 usage and will be reflected starting with November 2020 bills.

CenterPoint Energy and CERC - South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	18	March 2020	June 2020	June 2020	Based on net change in invested capital of $143 million.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Arkansas (APSC)
FRP (1)	(8)	April 2020	TBD	TBD
Based on ROE of 9.5% with 50 basis point (+/-) earnings band. Revenue reduction of $8 million based on prior test year true-up earned return on equity of 11.75% combined with projected test year return on equity of 8.40%.

CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive (1)	9	May 2020	TBD	TBD	CIP Financial Incentive based on 2019 activity.
Rate Case (1)	62	October 2019	TBD	TBD	Reflects a proposed 10.15% ROE on a 51.39% equity ratio. Interim rates reflecting an annual increase of $53 million were implemented on January 1, 2020.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC	(2)	March 2020	July 2020	July 2020
Based on ROE of 10% with 50 basis point (+/-) earnings band. Revenue credit of approximately $2 million based on 2019 test year adjusted earned ROE of 15.37%. The OCC approved a unanimous settlement agreement that provides for a revenue credit to customers of $2 million, paid out monthly for the next twelve months.

CenterPoint Energy and CERC - Mississippi (MPSC)
RRA (1)	2	May 2020	TBD	TBD	Based on ROE of 9.292% with 100 basis point (+/-) earnings band. Revenue increase of $2 million based on 2019 test year adjusted earned ROE of 7.45%.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	1	April 2020	July 2020	July 2020
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

CenterPoint Energy - Indiana North - Gas (IURC)
CSIA	4	April 2020	July 2020	July 2020
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

CenterPoint Energy - Ohio (PUCO)
TSCR	(26)	January 2019	July 2020	July 2020
Application to flow back to customers certain benefits from the TCJA. Initial impact reflects credits for 2018 of $(10) million and 2019 of $(9) million, and 2020 of $(7) million, with mechanism to begin upon approval from the PUCO, effective July 1, 2020.

DRR (1)	10	May 2020	September 2020	TBD
Requested an increase of $67 million to rate base for investments made in 2019, which reflects a $10 million annual increase in current revenues.  A change in (over)/under-recovery variance of $2 million annually is also included in rates.

CenterPoint Energy - Indiana Electric (IURC)
TDSIC	4	February 2020	May 2020	May 2020
Requested an increase of $34 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $2 million annually.

ECA (1)	10	May 2020	August 2020	TBD
Requested an increase of $49 million to rate base, which reflects a $10 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also included a change in (over)/under-recovery variance of $4 million annually.

TDSIC (1)	3	August 2020	November 2020	TBD
Requested an increase of $36 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $(1) million.

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

CenterPoint Energy’s electric and natural gas utilities in Indiana and Ohio, which were acquired during the Merger, currently recover corporate income tax expense in approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within Indiana and Ohio, respectively. In addition, the IURC and PUCO have ordered each utility to establish regulatory liabilities to record all estimated impacts of tax reform starting January 1, 2018 until the date when rates are adjusted to capture these impacts. In Indiana, in response to Vectren’s pre-Merger filing for proposed changes to its rates and charges to consider the impact of the lower federal income tax rates, the IURC approved an initial reduction to current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. The refund of EDIT and regulatory liabilities commenced in November 2018 for Indiana electric customers and in January 2019 for Indiana natural gas customers. In Ohio, the initial rate reduction to current rates and charges became effective upon conclusion of its pending base rate case on August 28, 2019. In January 2019, an application was filed with the PUCO in compliance with its October 2018 order requiring utilities to file for a request to adjust rates to reflect the impact of the TCJA, requesting authority to implement a rider to flow back to customers the tax benefits realized under the TCJA, including the refund of EDIT and regulatory liabilities. On July 1, 2020, the PUCO approved the initial rate reduction to credit customers for the impact of the TCJA.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $5.1 billion as of June 30, 2020. As of July 24, 2020, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of July 24, 2020
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$3,300	$—	$8	$343	0.32%	March 3, 2022
CenterPoint Energy (1)	400	—	—	240	0.23%	July 14, 2022
CenterPoint Energy (2)	200	—	—	—	—%	July 14, 2022
Houston Electric	300	—	—	—	—%	March 3, 2022
CERC	900	—	1	252	0.21%	March 3, 2022
Total	$5,100	$—	$9	$835

(1)	The credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

(2)	The credit facility was issued by VCC and is guaranteed by Vectren.

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

Securities Registered with the SEC

On May 29, 2020, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 29, 2023. For information related to debt and equity security issuances in 2020, see Notes 12 and 19 to the Interim Condensed Financial Statements.

Temporary Investments

As of July 24, 2020, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of July 24, 2020:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	0.33%	$43	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of July 24, 2020,
Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Negative	BBB	Negative	BBB	Negative
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Negative	n/a	n/a
CenterPoint Energy	VUHI Senior Unsecured Debt	A3	Stable	BBB+	Negative	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Negative	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Negative	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Negative	A	Negative
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Negative	BBB+	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of June 30, 2020, the impact on the borrowing costs under the five revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $197 million as of June 30, 2020. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on June 30, 2020, deferred taxes of approximately $468 million would have been payable in 2020. If all the ZENS-Related Securities had been sold on June 30, 2020, capital gains taxes of approximately $135 million would have been payable in 2020 based on 2020 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

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

Collection of Receivables from REPs (CenterPoint Energy and Houston Electric)

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity Houston Electric distributes to their customers. Before conducting business, a REP must register with the PUCT and must meet certain financial qualifications. Nevertheless, adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect Houston Electric’s cash flows. In the event of a REP default, Houston Electric’s tariff provides a number of remedies, including the option for Houston Electric to request that the PUCT suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, Houston Electric remains at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made against Houston Electric involving payments it had received from such REP. If a REP were to file for bankruptcy, Houston Electric may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, PUCT regulations authorize utilities, such as Houston Electric, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

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

•	increased costs related to the acquisition of natural gas (CenterPoint Energy and CERC);

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy);

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

In connection with its preparation of the financial statements for the three months ended March 31, 2020, CenterPoint Energy and CERC identified triggering events to perform interim goodwill impairment tests for each of their reporting units due to the macroeconomic conditions resulting from the COVID-19 pandemic and the related decline in CenterPoint Energy’s common stock price. CenterPoint Energy recognized goodwill impairment losses, discussed below, during the six months ended June 30, 2020, and CERC recorded no impairments to goodwill within continuing operations during the three months ended March 31, 2020. CenterPoint Energy and CERC did not identify triggering events in the three months ended June 30, 2020, and goodwill impairment or long-lived asset impairments tests were not required or performed.

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

Fair value measurements require significant judgment and unobservable inputs, including (i) projected timing and amount of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the current and future market prices. Determining the discount rates requires the estimation of the appropriate company specific risk premiums for those businesses based on evaluation of industry and entity-specific risks, which includes expectations about future market or economic conditions and reflects the risk demonstrated by market participants through the value of CenterPoint Energy’s common stock price as of the impairment test date. Changes in these assumptions could have a significant impact on results of the impairment tests. CenterPoint Energy and CERC utilized a third-party valuation specialist to determine the key assumptions used in the estimate of fair value for each of their respective reporting units on the date of their goodwill impairment tests and for CenterPoint Energy the fair value of each of its reporting units is reconciled to its market capitalization based on the price of CenterPoint Energy’s common stock.

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

An interim goodwill impairment test could be triggered and goodwill impairments recorded in future periods by CenterPoint Energy or CERC’s reporting units due to any of the following: CenterPoint Energy’s market capitalization falling below book value, adverse macroeconomic environment, turnover in key personnel, events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit, actual earnings results that are materially lower than expected, significant adverse changes in the operating or regulatory environment, or changes in discount rates or other key assumptions that require judgment and are forward looking in nature. CenterPoint Energy and CERC did not identify interim goodwill impairment triggers as of June 30, 2020.

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

In February 2020, certain assets and liabilities representing the Infrastructure Services Disposal Group met the held for sale criteria and represented all of the businesses within the reporting unit. In accordance with the Securities Purchase Agreement, VISCO was converted from a wholly-owned corporation to a limited liability company that was disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes, requiring the net deferred tax liabilities of approximately $127 million as of April 9, 2020, the date the transaction closed, to be recognized as a deferred income tax benefit by CenterPoint Energy. The deferred income tax liabilities were recognized as an income tax benefit by CenterPoint Energy upon closing the transaction in the three months ended June 30, 2020. Additionally, CenterPoint Energy recognized current tax expense of $159 million as a result of the cash taxes payable upon sale.

Upon classifying the Infrastructure Services Disposal Group as held for sale and in connection with the preparation of the Registrants’ financial statements for the three months ended March 31, 2020, CenterPoint Energy recorded a goodwill impairment of approximately $82 million, plus an additional loss of $14 million for cost to sell. CenterPoint Energy recognized a pre-tax gain of $3 million in connection with the closing of the transaction of the Infrastructure Services Disposal Group during the three months ended June 30, 2020. In connection with the closing of the transaction and as of June 30, 2020, CenterPoint Energy recorded a receivable from PowerTeam Services for working capital and other customary adjustments set forth in the Securities Purchase Agreement, and a gain or loss on sale in future periods may be incurred by CenterPoint Energy for differences between the estimated receivable as of June 30, 2020 and the actual amount of the payment.

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

Assets held for sale and discontinued operations, Energy Services Disposal Group

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. This transaction does not include CEIP and its assets or MES. The transaction closed on June 1, 2020.

In February 2020, certain assets and liabilities representing the Energy Services Disposal Group met the criteria to be classified as held for sale and represented substantially all of the businesses within the reporting unit. In accordance with the Equity Purchase Agreement, CES was converted from a wholly-owned corporation to a limited liability company that was disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes, requiring the net deferred tax liability of approximately $3 million as of June 1, 2020, the date the transaction closed, to be recognized as a deferred tax benefit by CenterPoint Energy and CERC upon closing. The deferred income tax liability was recognized as an income tax benefit by CenterPoint Energy and CERC upon closing the transaction in the three months ended June 30, 2020. Additionally, CenterPoint Energy and CERC recognized current tax expense of $3 million as a result of the cash taxes payable upon sale.

Upon classifying the Energy Services Disposal Group as held for sale and in connection with the preparation of the Registrants’ financial statements for the three months ended March 31, 2020, CenterPoint Energy recorded a goodwill impairment loss of approximately $62 million and a loss on assets held for sale of approximately $70 million, plus an additional loss of $6 million for cost to sell recorded only at CenterPoint Energy. CenterPoint Energy and CERC disclosed in its 2019 Form 10-K that an anticipated loss on held for sale of $80 million was expected in the three months ended March 31, 2020. The primary driver for the increase in the actual impairment recorded by CenterPoint Energy and CERC in the three months ended March 31, 2020 compared to the amounts previously anticipated is a result of an increase in portions of the derivative assets, net of derivative liabilities, excluded from the working capital adjustment within the Equity Purchase Agreement during the three months ended March 31, 2020. CenterPoint Energy recognized a reduction to the loss on classification to held for sale of $39 million in connection with the closing of the sale of the Energy Services Disposal Group during the three months ended June 30, 2020. In connection with the closing of the sale and as of June 30, 2020, CenterPoint Energy and CERC recorded a receivable from Symmetry Energy Solutions Acquisition for customary adjustments set forth in the Equity Purchase Agreement, and a gain or loss on sale in future periods may be incurred by CenterPoint Energy and CERC for differences between the estimated receivable as of June 30, 2020 and the actual amount of the payment.

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

For further information, see Note 3 to the Interim Condensed Financial Statements.

Equity Method Investments

Equity method investments are evaluated for impairment when factors indicate that a decrease in value of an investment has occurred and the carrying amount of the investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on

April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of its financial statements for the three months ended March 31, 2020, that an other than temporary decrease in the value of its investment in Enable had occurred. CenterPoint Energy wrote down the value of its investment in Enable to its estimated fair value of $848 million and recognized an impairment charge of $1,541 million during the three months ended March 31, 2020. Both the income approach and market approach were utilized to estimate the fair value of CenterPoint Energy’s equity investment in Enable, which includes common units, general partner interest, and incentive distribution rights held by CenterPoint Energy through CNP Midstream. The determination of fair value considered a number of relevant factors including Enable’s common unit price and forecasted distributions, recent comparable transactions and the limited float of Enable’s publicly traded common units. CenterPoint Energy did not identify a decrease in value as of June 30, 2020, and no impairments in its investment in Enable were recorded during the three months ended June 30, 2020.

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

OTHER SIGNIFICANT MATTERS

The significant uncertainties related to the COVID-19 pandemic and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries. While it is unknown how long these conditions will last and what the complete financial effect will be, the plan assets and benefit obligations of our pension and postretirement plans are expected to be negatively impacted when these plans are re-measured, generally, at year-end, resulting in a decline in the funded status. During the six months ended June 30, 2020, the pension plan assets declined by approximately $8 million or 0.4% from December 31, 2019.  A decline in the funded status of our pension plans as of December 31, 2020 could result in an increase in plan expenses and minimum required contributions for the subsequent years from the historical amounts. Currently, we do not expect the event to impact the disclosed 2020 plan expenses or minimum required contributions.

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

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2020, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $1.6 billion and $3.9 billion as of June 30, 2020 and December 31, 2019, respectively. If the floating interest rates were to increase by 10% from June 30, 2020 rates, CenterPoint Energy’s combined interest expense would increase by approximately $1 million annually.

As of June 30, 2020 and December 31, 2019, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $11.3 billion and $11.2 billion, respectively, in principal amount and having a fair value of $12.9 billion and $12.2 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $312 million if interest rates were to decline by 10% from levels at June 30, 2020. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $17 million as of June 30, 2020 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $2 million if interest rates were to decline by 10% from levels at June 30, 2020. Changes in the fair value of the derivative component, a $835 million recorded liability at June 30, 2020, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2020 levels, the fair value of the derivative component liability would decrease by less than $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the condensed consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the June 30, 2020 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as an unrealized loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of June 30, 2020, the recorded fair value of non-trading energy derivative liabilities was $18 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2020 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Please see below the new risk factors affecting the Registrants’ businesses and CenterPoint Energy’s investment in Enable, in addition to those discussed in “Risk Factors” in Item 1A of Part I of the combined 2019 Form 10-K, which could materially affect the Registrants’ financial condition or future results. Except for the updates below, there have been no material changes from the risk factors disclosed in the Registrants’ combined 2019 Form 10-K.

We face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce and cyber security risks, which could adversely impact our financial condition, results of operations, cash flows and liquidity.

The COVID-19 pandemic is a rapidly evolving situation that is adversely affecting current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the United States has resulted in, and could continue to result in, lower growth, including customer growth, and reduced demand for and usage of electricity and natural gas in our service territories as customer facilities close, remain closed or potentially close again. We have experienced reduced demand and usage among our electric and natural gas commercial and industrial customers, as well as a decrease in revenues from disconnections and reconnections due to the disconnect moratorium across our service territories due to COVID-19. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, has also been negatively affected under the current economic conditions. Furthermore, while we have not experienced significant disruptions or challenges with respect to our supply chain from the COVID-19 pandemic, to the extent we experience such disruptions in our supply chain that limit our ability to obtain materials and equipment necessary for our businesses, whether through delayed order fulfillment, limited production or unavailability due to COVID-19, we may be unable to perform our operations timely or as anticipated, which could result in service or construction delays or increased costs.

For Houston Electric, we are following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. These PUCT orders provide for suspended disconnections for certain residential customers as well as for their REPs and utilities to be compensated through a temporary rider charged by utilities, including Houston Electric, applicable to all customers. Additionally, the PUCT orders allow for certain utility costs related to COVID-19 to be placed in a regulatory asset for utilities to seek recovery in the future. As adverse economic conditions continue, REPs could encounter financial difficulties, including bankruptcies, which could impair their ability to pay for Houston Electric’s services or could cause them to delay such payments. In April 2020, one of Houston Electric’s REPs filed for bankruptcy due to COVID-19. Although this bankruptcy did not negatively impact Houston Electric as it recovered its outstanding account balance, further bankruptcies of REPs could adversely affect Houston Electric’s cash flows and liquidity. In our NGD service territories and for Indiana Electric, we have informed customers that disconnections for non-payment have been temporarily suspended and in certain service territories continue to be temporarily suspended. Consequently, as a result of the disconnect moratorium across our NGD service territories and other payment deferrals or arrangements, days outstanding on receivables and uncollectible accounts have increased, resulting in an increase to allowance for doubtful accounts. To the extent these conditions in our service territories persist, our bad debt expense from uncollectible accounts could continue to increase, negatively impacting our financial condition, results of operations and cash flows. Our NGD service territories and Indiana Electric have either (1) received authority from their public utility commissions to defer bad debt expense associated with COVID-19 as a regulatory asset or (2) exercised existing authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $11 million and $9 million, respectively, as of June 30, 2020. Additionally, our state and local regulatory agencies, in response to a federal mandate or otherwise, could impose restrictions on the rates we charge to provide our services, including the inability to implement approved rates, or delay actions with respect to our rate cases and filings. The COVID-19 pandemic may affect our ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements.

Furthermore, in the event a substantial portion of our workforce were to be impacted by COVID-19 for an extended period of time, we may face challenges with respect to our services or operations and we may not be able to execute our capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, shortages of employees, facility shutdowns or business closures. We have modified certain business and workforce practices (including those related to employee travel, employee work locations and participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees.

In addition, the significant uncertainties related to the COVID-19 pandemic and actions taken to slow its spread have had, and are expected to continue to have, an adverse impact on the economies and financial markets of many countries. The plan assets and benefit obligations of our pension and postretirement plans are expected to be impacted negatively when these plans are re-measured, generally, at year-end, resulting in a decline in the funded status. During the six months ended June 30, 2020, the pension plan assets declined by approximately $8 million or 0.4% from December 31, 2019. A decline in the funded status of our pension plans as of December 31, 2020 could result in an increase in plan expenses and minimum required contributions for the subsequent years from the historical amounts.

Experts have observed an increase in the volume and the sophistication of cyberattacks since the beginning of the COVID-19 pandemic. Any technology system breaches and/or data privacy incidents could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information and adversely affect our business, financial condition and results of operations. As many of our employees and third-party service providers work remotely in accordance with government mandates or guidelines, we face heightened cyber security and privacy risks related to unauthorized system access, aggressive social engineering tactics and adversaries attacking the information technology systems, network infrastructure, technology and facilities used to conduct our business. The increase in the remote working arrangements of our employees as a result of the COVID-19 pandemic has required enhancements and modifications to our information technology infrastructure (e.g., virtual private network, or VPN, and remote collaboration systems), and any failures of these technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct our ordinary operations and expose us to increased risk or impact of a cyberattack.

Additionally, in the event that customers, contractors, employees or others were to allege that they contracted COVID-19 because of actions we took or failed to take, we could face claims, lawsuits and potential legal liability. In addition to the reasonableness of our actions and efforts to comply with applicable COVID-19 guidance, our exposure and ultimate liability would depend upon the applicability of workers’ compensation, the availability of insurance coverage and limitations on liability being considered or enacted at the state and federal level.

We will continue to monitor developments affecting our employees, customers and operations. At this time, however, we cannot predict the extent or duration of the COVID-19 pandemic or its effects on national, state and local economies, including the impact on our ability to access capital markets, our supply chain, our business strategies and plans and our workforce, nor can we estimate the potential adverse impact from COVID-19 on our financial condition, results of operations, cash flows and liquidity.

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

The COVID-19 pandemic has adversely affected Enable’s businesses by (i) reducing the demand for natural gas, NGLs and crude oil due to reduced global and national economic activity, leading to significantly lower prices for natural gas, NGLs and crude oil; (ii) impairing the supply chain of certain of its customers for which it provides gathering and processing services, both of which could lead to further reduction of the utilization of its systems; and (iii) reducing producer activity across its footprint which is expected to result in reduced utilization of its services. In addition, concerns about global economic growth, as well as uncertainty regarding the timing, pace and extent of an economic recovery in the United States and abroad, have had a significant adverse impact on global financial markets and commodity prices. The price of, and demand for, natural gas, NGLs and crude oil declined significantly in response to the ongoing spread and economic effects of COVID-19, including significant governmental measures being implemented to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns and efforts made by oil-producing countries to reduce production of crude oil in response to declining global demand. For example, a coalition of 23 nations led by Saudi Arabia and Russia agreed to reduce production of crude oil by 9.7 million barrels per day in May and June; however, NGL and crude oil prices have remained depressed. These events, combined with the continuing COVID-19 pandemic and uncertainty regarding the length of time it would take for the United States and the rest of the world to slow the spread of COVID-19 to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities, contributed to a sharp drop in prices for crude oil in the first quarter of 2020 and negative crude oil prices in the second quarter of 2020. On March 31, 2020, Enable’s common unit price closed at $2.57 per common unit. In response to these industry conditions, on April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. This reduction is expected to result in one or more quarterly distributions to us that fall below our previously disclosed expected minimum quarterly distribution from Enable of $0.2875 per common unit. This reduction in Enable’s quarterly distributions per common unit will reduce its common unit distributions to us by approximately $155 million per year. To the extent such economic conditions persist or further deteriorate, quarterly distributions on Enable’s common units may be subject to further reductions. Enable currently cannot predict the duration or magnitude of the effects of COVID-19 on the supply and demand for, and the price of, natural gas, NGLs and crude oil or the exploration, development and production activity of the producers across its areas of operation. Sustained low commodity prices and reductions in exploration or production activities could continue to adversely affect the value of our interests in Enable and Enable’s financial position, results of operations and ability to make cash distributions to us.

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
		CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447		x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447		x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.7	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	x	x
4.8	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	x		x
4.9	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	x
4.10	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	x
4.11	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	x	x
4.12	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	x		x
4.13	$400,000,000 Credit Agreement, dated as of July 14, 2017, among VUHI, as Borrower, certain Subsidiaries of VUHI, as Guarantors, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.1	x
4.14	$200,000,000 Credit Agreement, dated as of July 14, 2017, among VCC, as Borrower, Vectren Corporation, as Guarantor, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.2	x
4.15	Term Loan Agreement dated as of July 30, 2018, among VUHI, as Borrower, the Subsidiaries of Borrower identified herein as Guarantors and the banks named therein	Vectren’s Form 8-K dated July 30, 2018	1-15467	10.1	x
4.16	Term Loan Agreement dated as of September 14, 2018, among VCC, as Borrower, Vectren as Guarantor, and the banks named therein	Vectren’s Form 8-K dated September 18, 2018	1-15467	10.1	x
4.17	First Amendment to Term Loan Agreement, dated as of June 25, 2019, among VCC, as Borrower, Vectren as Guarantor and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2019	1-31447	4.17	x
4.18	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	x
4.19	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, L.P., dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.1	x
4.20	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., BEP Special Situations 2 LLC and BEP Special Situations IV LLC, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.2	x
4.21	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.3	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.22	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.4	x
4.23	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.5	x
4.24	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.25	Twenty-Ninth Supplemental Indenture, dated as of June 5, 2020, to the General Mortgage Indenture, dated as of October 10, 2002, between the Company and the Trustee	Houston Electric’s Form 8-K dated June 2, 2020				x
+4.26	Officer’s Certificate, dated as of June 5, 2020, setting forth the form, terms and provisions of the Thirtieth Series of General Mortgage Bonds					x
10.1	First Amendment to the Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(n)(2)	x
10.2	Form of Award Agreement for Performance Share Units	CenterPoint Energy’s Form 8-K/A dated March 30, 2020	1-31447	10.1	x
10.3	Form of Award Agreement for Restricted Stock Unit Awards	CenterPoint Energy’s Form 8-K/A dated March 30, 2020	1-31447	10.2	x
10.4	Offer Letter dated July 1, 2020 between CenterPoint Energy and David J. Lesar	Form 8-K of CenterPoint Energy, Inc. dated June 30, 2020	1-31447	10.1	x
10.5	Form of Performance Award Agreement for the Chief Executive Officer	Form 8-K of CenterPoint Energy, Inc. dated June 30, 2020	1-31447	10.2	x
10.6	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer	Form 8-K of CenterPoint Energy, Inc. dated June 30, 2020	1-31447	10.3	x
10.7	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting)	Form 8-K of CenterPoint Energy, Inc. dated June 30, 2020	1-31447	10.4	x
10.8	Governance Arrangement Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, dated May 6, 2020	Form 8-K of CenterPoint Energy, Inc. dated May 6, 2020	1-31447	10.1	x
+31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
+31.1.2	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar					x
+31.1.3	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar						x
+31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Kristie L. Colvin				x
+31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Kristie L. Colvin					x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
+31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Kristie L. Colvin						x
+32.1.1	Section 1350 Certification of David J. Lesar				x
+32.1.2	Section 1350 Certification of David J. Lesar					x
+32.1.3	Section 1350 Certification of David J. Lesar						x
+32.2.1	Section 1350 Certification of Kristie L. Colvin				x
+32.2.2	Section 1350 Certification of Kristie L. Colvin					x
+32.2.3	Section 1350 Certification of Kristie L. Colvin						x
+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
+101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
+101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
+104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

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

Date: August 6, 2020