Form 10-Q
period 2020-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2020-11-05
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 23, 2020:

CenterPoint Energy, Inc.	544,821,120	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
ADFIT	Accumulated deferred federal income taxes
AMA	Asset Management Agreement
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
Bailey to Jones Creek Project	A transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line to be located in the counties of Brazoria, Matagorda and Wharton
Bcf	Billion cubic feet
Bond Companies	Bond Company II, Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company II	CenterPoint Energy Transition Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CECL	Current expected credit losses
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNG	Compressed Natural Gas
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
COVID-19	Novel coronavirus disease 2019 and related global outbreak that was subsequently declared a pandemic by the World Health Organization
COVID-19 ERP	COVID-19 Electricity Relief Program
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment

GLOSSARY
EBITDA	Earnings before income taxes, depreciation and amortization
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Infrastructure Services	Provided underground pipeline construction and repair services through VISCO and its wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
KW	Kilowatts
LIBOR	London Interbank Offered Rate

GLOSSARY
LNG	Liquefied Natural Gas
LPSC	Louisiana Public Service Commission
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc., a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MLP	Master Limited Partnership
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable Mississippi River Transmission, LLC
MW	Megawatts
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NOLs	Net operating losses
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among VUSI, PowerTeam Services, and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share

GLOSSARY
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TSCR	Tax Savings Credit Rider
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VCC	Vectren Capital Corp., a wholly-owned subsidiary of Vectren
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, formerly a wholly-owned subsidiary of Vectren
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both September 30, 2020 and December 31, 2019, consisted of AT&T Common and Charter Common
2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 27, 2020, as recast in the Registrants’ Current Report on Form 8-K dated May 18, 2020, and filed with the SEC on May 19, 2020
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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•the performance of Enable, the amount of cash distributions CenterPoint Energy receives from Enable, Enable’s ability to redeem the Enable Series A Preferred Units in certain circumstances and the value of CenterPoint Energy’s interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including factors such as:

◦competitive conditions in the midstream industry, and actions taken by Enable’s customers and competitors, including drilling, production and capital spending decisions of third parties and the extent and timing of the entry of additional competition in the markets served by Enable;

◦the timing and extent of changes in the supply of natural gas and associated commodity prices, particularly prices of natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions served by Enable, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable’s interstate pipelines and its commodity risk management activities;

◦economic effects of the actions of Saudi Arabia, Russia and other oil-producing countries, which have resulted in a substantial decrease in oil and natural gas prices, and the combined impact of these events and COVID-19 on commodity prices;

◦the demand for crude oil, natural gas, NGLs and transportation and storage services;

◦environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦recording of goodwill, long-lived asset or other than temporary impairment charges by or related to Enable;

◦the timing of payments from Enable’s customers under existing contracts, including minimum volume commitment payments;

◦changes in tax status; and

◦access to debt and equity capital;

•the expected benefits of the Merger and integration, including the outcome of shareholder litigation filed against Vectren that could reduce anticipated benefits of the Merger; as well as the ability to successfully integrate the Vectren businesses and to realize anticipated benefits and commercial opportunities; and the development of new opportunities and the performance of projects undertaken by ESG, including, among other factors, the level of success in bidding contracts and cancellation and/or reductions in the scope of projects by customers, and obligations related to warranties, guarantees and other contractual and legal obligations;

•the recording of impairment charges;

•industrial, commercial and residential growth in our service territories and changes in market demand, including the demand for our non-utility products and services and effects of energy efficiency measures and demographic patterns;

•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•future economic conditions in regional and national markets and their effect on sales, prices and costs;

•weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

•the COVID-19 pandemic and its effect on our and Enable’s operations, business and financial condition, our industries and the communities we serve, U.S. and world financial markets and supply chains, potential regulatory actions and changes in customer and stakeholder behaviors relating thereto;

•volatility and a substantial recent decline in the markets for oil and natural gas as a result of the actions of crude-oil exporting nations and the Organization of Petroleum Exporting Countries and reduced worldwide consumption due to the COVID-19 pandemic;

•state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable), including, among others, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates charged by our regulated businesses;

•tax legislation, including the effects of the CARES Act and of the TCJA (which includes but is not limited to any potential changes to tax rates, tax credits and/or interest deductibility) and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;

•our ability to mitigate weather impacts through normalization or rate mechanisms, and the effectiveness of such mechanisms;

•actions by credit rating agencies, including any potential downgrades to credit ratings;

•problems with regulatory approval, legislative actions, construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or cancellation or in cost overruns that cannot be recouped in rates;

•the availability and prices of raw materials and services and changes in labor for current and future construction projects and operations and maintenance costs, including our ability to control such costs;

•local, state and federal legislative and regulatory actions or developments relating to the environment, including, among others, those related to global climate change, air emissions, carbon, waste water discharges and the handling and disposal of CCR that could impact the continued operation, and/or cost recovery of generation plant costs and related assets;

•the impact of unplanned facility outages or other closures;

•any direct or indirect effects on our or Enable’s facilities, operations and financial condition resulting from terrorism, cyber-attacks, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events such as fires, ice, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes, pandemic health events or other occurrences;

•our ability to fund and invest planned capital and the timely recovery of our investments, including those related to Indiana Electric’s IRP;

•our ability to successfully construct and operate electric generating facilities, including complying with applicable environmental standards and the implementation of a well-balanced energy and resource mix, as appropriate;

•the sufficiency of our insurance coverage, including availability, cost, coverage and terms and ability to recover claims;

•the investment performance of CenterPoint Energy’s pension and postretirement benefit plans;

•changes in interest rates and their impact on costs of borrowing and the valuation of CenterPoint Energy’s pension benefit obligation;

•commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•changes in rates of inflation;

•inability of various counterparties to meet their obligations to us;

•non-payment for our services due to financial distress of our customers;

•the extent and effectiveness of our and Enable’s risk management and hedging activities, including, but not limited to financial and weather hedges;

•timely and appropriate regulatory actions, which include actions allowing securitization, for any future hurricanes or natural disasters or other recovery of costs;

•the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;

•CenterPoint Energy’s or Enable’s potential business strategies and strategic initiatives, including any recommendations of the Business Review and Evaluation Committee of the Board of Directors, restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which CenterPoint Energy and Enable cannot assure will be completed or will have the anticipated benefits to CenterPoint Energy or Enable;

•acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•the outcome of litigation;

•changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation;

•the impact of alternate energy sources on the demand for natural gas;

•the timing and outcome of any audits, disputes and other proceedings related to taxes;

•the effective tax rates;

•political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies;

•the transition to a replacement for the LIBOR benchmark interest rate;

•the effect of changes in and application of accounting standards and pronouncements; and

•other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K,which are incorporated herein by reference, in Item 1A of Part II of this combined Form 10-Q and other reports the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,538	$1,548	$5,087	$5,284
Non-utility revenues	84	110	277	261
Total	1,622	1,658	5,364	5,545
Expenses:
Utility natural gas, fuel and purchased power	170	171	981	1,228
Non-utility cost of revenues, including natural gas	63	80	196	188
Operation and maintenance	659	621	1,976	2,042
Depreciation and amortization	306	316	885	938
Taxes other than income taxes	122	113	387	352
Goodwill impairment	—	—	185	—
Total	1,320	1,301	4,610	4,748
Operating Income	302	357	754	797
Other Income (Expense):
Gain on marketable securities	83	59	14	206
Loss on indexed debt securities	(84)	(62)	(25)	(216)
Interest expense and other finance charges	(121)	(134)	(388)	(389)
Interest expense on Securitization Bonds	(7)	(9)	(22)	(31)
Equity in earnings (loss) of unconsolidated affiliates, net	(67)	77	(1,499)	213
Interest income	1	3	2	16
Interest income from Securitization Bonds	—	1	1	4
Other income, net	10	5	44	20
Total	(185)	(60)	(1,873)	(177)
Income (Loss) from Continuing Operations Before Income Taxes	117	297	(1,119)	620
Income tax expense (benefit)	(10)	46	(328)	75
Income (Loss) from Continuing Operations	127	251	(791)	545
Income (Loss) from Discontinued Operations (net of tax expense of $-0-, $16, $21 and $38, respectively)	(6)	19	(182)	89
Net Income (Loss)	121	270	(973)	634
Income allocated to preferred shareholders	52	29	127	88
Income (Loss) Available to Common Shareholders	$69	$241	$(1,100)	$546

Basic earnings (loss) per common share - continuing operations	$0.14	$0.44	$(1.75)	$0.91
Basic earnings (loss) per common share - discontinued operations	(0.01)	0.04	(0.35)	0.18
Basic Earnings (Loss) Per Common Share	0.13	0.48	(2.10)	1.09
Diluted earnings (loss) per common share - continuing operations	$0.14	$0.44	$(1.75)	$0.91
Diluted earnings (loss) per common share - discontinued operations	(0.01)	0.03	(0.35)	0.17
Diluted Earnings (Loss) Per Common Share	$0.13	$0.47	$(2.10)	$1.08

Weighted Average Common Shares Outstanding, Basic	545	502	525	502
Weighted Average Common Shares Outstanding, Diluted	548	505	525	505

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Net Income (Loss)	$121	$270	$(973)	$634
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1, $-0-, $3 and $2)	1	2	3	5
Net deferred gain (loss) from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $-0-)	—	(2)	—	(3)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	1
Reclassification of net deferred losses from cash flow hedges (net of tax of $-0-, $-0-, $4 and $-0-)	—	—	15	—
Other comprehensive income (loss) from unconsolidated affiliates (net of tax of $-0-, $-0-, $-0- and $-0-)	1	(2)	(2)	(2)
Total	2	(2)	16	1
Comprehensive income (loss)	123	268	(957)	635
Income allocated to preferred shareholders	52	29	127	88
Comprehensive income (loss) available to common shareholders	$71	$239	$(1,084)	$547

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents ($172 and $216 related to VIEs, respectively)	$185	$241
Investment in marketable securities	836	822
Accounts receivable ($30 and $26 related to VIEs, respectively), less bad debt reserve of $47 and $21, respectively	731	702
Accrued unbilled revenues, less bad debt reserve of $2 and $-0-, respectively	284	469
Natural gas inventory	234	209
Materials and supplies	300	263
Taxes receivable	102	106
Current assets held for sale	—	1,002
Prepaid expenses and other current assets ($16 and $19 related to VIEs, respectively)	113	123
Total current assets	2,785	3,937
Property, Plant and Equipment:
Property, plant and equipment	31,823	30,324
Less: accumulated depreciation and amortization	10,088	9,700
Property, plant and equipment, net	21,735	20,624
Other Assets:
Goodwill	4,697	4,882
Regulatory assets ($669 and $788 related to VIEs, respectively)	2,150	2,117
Investment in unconsolidated affiliates	749	2,408
Preferred units – unconsolidated affiliate	363	363
Non-current assets held for sale	—	962
Other	226	236
Total other assets	8,185	10,968
Total Assets	$32,705	$35,529

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2020	December 31, 2019
	(in millions, except share amounts)
Current Liabilities:
Short-term borrowings	$37	$—
Current portion of VIE Securitization Bonds long-term debt	208	231
Indexed debt, net	16	19
Current portion of other long-term debt	1,114	618
Indexed debt securities derivative	918	893
Accounts payable	658	884
Taxes accrued	212	239
Interest accrued	117	158
Customer deposits	120	124
Non-trading derivative liabilities	1	7
Current liabilities held for sale	—	455
Other	429	350
Total current liabilities	3,830	3,978
Other Liabilities:
Deferred income taxes, net	3,575	3,928
Non-trading derivative liabilities	6	15
Benefit obligations	691	750
Regulatory liabilities	3,480	3,474
Non-current liabilities held for sale	—	43
Other	789	738
Total other liabilities	8,541	8,948
Long-term Debt:
VIE Securitization Bonds, net	610	746
Other long-term debt, net	11,336	13,498
Total long-term debt, net	11,946	14,244
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	790
Series B Preferred Stock, $0.01 par value, $978 aggregate liquidation preference, 977,500 shares outstanding	950	950
Series C Preferred Stock, $0.01 par value, $725 aggregate liquidation preference, 725,000 shares outstanding	716	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 544,819,895 shares and 502,242,061 shares outstanding, respectively	5	5
Additional paid-in capital	6,805	6,080
Retained earnings (accumulated deficit)	(796)	632
Accumulated other comprehensive loss	(82)	(98)
Total shareholders’ equity	8,388	8,359
Total Liabilities and Shareholders’ Equity	$32,705	$35,529

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(973)	$634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	885	938
Depreciation and amortization on assets held for sale	—	49
Amortization of deferred financing costs	23	22
Amortization of intangible assets in non-utility cost of revenues	1	19
Deferred income taxes	(429)	8
Goodwill impairment and loss from reclassification to held for sale	175	—
Goodwill impairment	185	—
Unrealized loss (gain) on marketable securities	(14)	(206)
Loss (gain) on indexed debt securities	25	216
Write-down of natural gas inventory	3	5
Equity in (earnings) losses of unconsolidated affiliates	1,499	(213)
Distributions from unconsolidated affiliates	109	226
Pension contributions	(84)	(94)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	326	521
Inventory	(50)	(85)
Taxes receivable	4	(69)
Accounts payable	(251)	(646)
Fuel cost recovery	(5)	68
Non-trading derivatives, net	(14)	(66)
Margin deposits, net	65	(33)
Interest and taxes accrued	(53)	(89)
Net regulatory assets and liabilities	(76)	(101)
Other current assets	6	31
Other current liabilities	30	(118)
Other assets	5	81
Other liabilities	46	(22)
Other operating activities, net	1	10
Net cash provided by operating activities	1,439	1,086
Cash Flows from Investing Activities:
Capital expenditures	(1,889)	(1,822)
Acquisitions, net of cash acquired	—	(5,991)
Distributions from unconsolidated affiliate in excess of cumulative earnings	46	—
Proceeds from divestitures (Note 3)	1,136	—
Other investing activities, net	24	38
Net cash used in investing activities	(683)	(7,775)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	37	—
Proceeds from (payments of) commercial paper, net	(1,057)	1,584
Proceeds from long-term debt, net	299	2,916
Payments of long-term debt	(1,060)	(1,225)
Payment of debt issuance costs	(4)	(19)
Payment of dividends on Common Stock	(309)	(433)
Payment of dividends on Preferred Stock	(114)	(101)
Proceeds from issuance of Common Stock, net	672	—
Proceeds from issuance of Series C Preferred Stock, net	723	—
Other financing activities, net	(6)	(14)
Net cash provided by (used in) financing activities	(819)	2,708
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(63)	(3,981)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	271	4,278
Cash, Cash Equivalents and Restricted Cash at End of Period	$208	$297

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	3	$2,441	2	$1,740	2	$1,740	2	$1,740
Issuances of Series C Preferred Stock, net of issuance costs and beneficial conversion feature	—	15	—	—	1	716	—	—
Balance, end of period	3	2,456	2	1,740	3	2,456	2	1,740
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	545	5	502	5	502	5	501	5
Issuances of Common Stock	—	—	—	—	42	—	—	—
Issuances related to benefit and investment plans	—	—	—	—	1	—	1	—
Balance, end of period	545	5	502	5	545	5	502	5
Additional Paid-in-Capital
Balance, beginning of period		6,801		6,065		6,080		6,072
Issuances of Common Stock, net of issuance costs		(1)		—		672		—
Issuances related to benefit and investment plans		5		7		21		—
Recognition of beneficial conversion feature		—		—		32		—
Balance, end of period		6,805		6,072		6,805		6,072
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		(771)		552		632		349
Net income (loss)		121		270		(973)		634
Common Stock dividends declared (see Note 19)		(82)		(145)		(309)		(289)
Series A Preferred Stock dividends declared (see Note 19)		(24)		(24)		(49)		(24)
Series B Preferred Stock dividends declared (see Note 19)		(17)		(17)		(51)		(34)
Series C Preferred Stock dividends declared (see Note 19)		(7)		—		(14)		—
Amortization of beneficial conversion feature		(16)		—		(25)		—
Adoption of ASU 2016-13		—		—		(7)		—
Balance, end of period		(796)		636		(796)		636
Accumulated Other Comprehensive Loss
Balance, beginning of period		(84)		(105)		(98)		(108)
Other comprehensive income (loss)		2		(2)		16		1
Balance, end of period		(82)		(107)		(82)		(107)
Total Shareholders’ Equity		$8,388		$8,346		$8,388		$8,346

 See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues	$828	$859	$2,182	$2,310
Expenses:
Operation and maintenance	381	359	1,104	1,086
Depreciation and amortization	151	168	420	519
Taxes other than income taxes	64	63	192	186
Total	596	590	1,716	1,791
Operating Income	232	269	466	519
Other Income (Expense):
Interest expense and other finance charges	(43)	(41)	(127)	(123)
Interest expense on Securitization Bonds	(7)	(9)	(22)	(31)
Interest income	1	8	2	18
Interest income from Securitization Bonds	—	1	1	4
Other income (expense), net	—	(2)	4	(5)
Total	(49)	(43)	(142)	(137)
Income Before Income Taxes	183	226	324	382
Income tax expense	26	41	47	70
Net Income	$157	$185	$277	$312

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income	$157	$185	$277	$312
Other comprehensive loss:
Net deferred loss from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	(1)
Reclassification of net deferred losses from cash flow hedges (net of tax of $-0-, $-0-, $4 and $-0-)	—	—	15	—
Total	—	—	15	(1)
Comprehensive income	$157	$185	$292	$311
See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents ($172 and $216 related to VIEs, respectively)	$172	$216
Accounts and notes receivable ($30 and $26 related to VIEs, respectively), less bad debt reserve of $1 and $1, respectively	367	238
Accounts and notes receivable–affiliated companies	41	523
Accrued unbilled revenues	124	117
Materials and supplies	182	147
Prepaid expenses and other current assets ($16 and $19 related to VIEs, respectively)	32	49
Total current assets	918	1,290
Property, Plant and Equipment:
Property, plant and equipment	13,354	12,829
Less: accumulated depreciation and amortization	3,875	3,797
Property, plant and equipment, net	9,479	9,032
Other Assets:
Regulatory assets ($669 and $788 related to VIEs, respectively)	873	915
Other	26	25
Total other assets	899	940
Total Assets	$11,296	$11,262

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	September 30, 2020	December 31, 2019
	(in millions)
Current Liabilities:
Short-term borrowings	$5	$—
Current portion of VIE Securitization Bonds long-term debt	208	231
Current portion of other long-term debt	402	—
Accounts payable	256	268
Accounts and notes payable–affiliated companies	60	76
Taxes accrued	155	123
Interest accrued	45	69
Other	127	63
Total current liabilities	1,258	830
Other Liabilities:
Deferred income taxes, net	1,029	1,030
Benefit obligations	72	75
Regulatory liabilities	1,285	1,288
Other	87	69
Total other liabilities	2,473	2,462
Long-term Debt:
VIE Securitization Bonds, net	610	746
Other, net	3,869	3,973
Total long-term debt, net	4,479	4,719
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,486	2,486
Retained earnings	600	780
Accumulated other comprehensive loss	—	(15)
Total member’s equity	3,086	3,251
Total Liabilities and Member’s Equity	$11,296	$11,262

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$277	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	420	519
Amortization of deferred financing costs	8	8
Deferred income taxes	(36)	(39)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(145)	(84)
Accounts receivable/payable–affiliated companies	10	(7)
Inventory	(35)	(9)
Accounts payable	(7)	3
Taxes receivable	—	5
Interest and taxes accrued	16	(28)
Non-trading derivatives, net	15	(25)
Net regulatory assets and liabilities	5	(58)
Other current assets	13	15
Other current liabilities	21	(3)
Other assets	(5)	8
Other liabilities	6	(13)
Other operating activities, net	(11)	(9)
Net cash provided by operating activities	552	595
Cash Flows from Investing Activities:
Capital expenditures	(750)	(744)
Decrease (increase) in notes receivable–affiliated companies	456	(772)
Other investing activities, net	11	12
Net cash used in investing activities	(283)	(1,504)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	5	—
Proceeds from long-term debt, net	299	696
Payments of long-term debt	(160)	(390)
Decrease in notes payable–affiliated companies	—	(1)
Dividend to parent	(457)	(100)
Contribution from parent	—	590
Payment of debt issuance costs	(3)	(8)
Other financing activities, net	—	(1)
Net cash provided by (used in) financing activities	(316)	786
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(47)	(123)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	235	370
Cash, Cash Equivalents and Restricted Cash at End of Period	$188	$247

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,486		2,486		2,486		1,896
Contribution from Parent		—		—		—		590
Balance, end of period		2,486		2,486		2,486		2,486
Retained Earnings
Balance, beginning of period		495		887		780		800
Net income		157		185		277		312
Dividend to parent		(52)		(60)		(457)		(100)
Balance, end of period		600		1,012		600		1,012
Accumulated Other Comprehensive Loss
Balance, beginning of period		—		(15)		(15)		(14)
Other comprehensive income (loss)		—		—		15		(1)
Balance, end of period		—		(15)		—		(15)
Total Member’s Equity		$3,086		$3,483		$3,086		$3,483

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Utility revenues	$415	$398	$1,878	$2,106
Non-utility revenues	11	22	42	52
Total	426	420	1,920	2,158
Expenses:
Utility natural gas	106	105	715	978
Non-utility cost of revenues, including natural gas	2	11	15	29
Operation and maintenance	186	181	574	608
Depreciation and amortization	78	72	226	218
Taxes other than income taxes	40	33	134	120
Total	412	402	1,664	1,953
Operating Income	14	18	256	205
Other Expense:
Interest expense and other finance charges	(28)	(28)	(87)	(87)
Interest income	—	1	—	4
Other expense, net	(1)	(4)	(5)	(10)
Total	(29)	(31)	(92)	(93)
Income (Loss) From Continuing Operations Before Income Taxes	(15)	(13)	164	112
Income tax expense (benefit)	(9)	(3)	22	10
Income (Loss) From Continuing Operations	(6)	(10)	142	102
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $1, $2, $(2) and $15, respectively)	2	3	(66)	57
Net Income (Loss)	$(4)	$(7)	$76	$159

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(4)	$(7)	$76	$159
Comprehensive income (loss)	$(4)	$(7)	$76	$159

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2020	December 31, 2019
	(in millions)
Current Assets:
Cash and cash equivalents	$2	$2
Accounts receivable, less bad debt reserve of $39 and $15, respectively	231	322
Accrued unbilled revenues, less bad debt reserve of $1 and $-0-, respectively	90	249
Accounts and notes receivable–affiliated companies	14	10
Materials and supplies	68	71
Natural gas inventory	152	135
Current assets held for sale	—	691
Prepaid expenses and other current assets	11	9
Total current assets	568	1,489
Property, Plant and Equipment:
Property, plant and equipment	8,608	8,079
Less: accumulated depreciation and amortization	2,408	2,270
Property, plant and equipment, net	6,200	5,809
Other Assets:
Goodwill	757	757
Regulatory assets	206	191
Non-current assets held for sale	—	213
Other	48	53
Total other assets	1,011	1,214
Total Assets	$7,779	$8,512

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	September 30, 2020	December 31, 2019
	(in millions)
Current Liabilities:
Short-term borrowings	$31	$—
Accounts payable	191	333
Accounts and notes payable–affiliated companies	44	47
Taxes accrued	68	84
Interest accrued	31	38
Customer deposits	76	74
Current liabilities held for sale	—	368
Other	165	167
Total current liabilities	606	1,111
Other Liabilities:
Deferred income taxes, net	509	470
Benefit obligations	84	80
Regulatory liabilities	1,216	1,219
Non-current liabilities held for sale	—	27
Other	437	418
Total other liabilities	2,246	2,214
Long-Term Debt	2,582	2,546
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	1,829	2,116
Retained earnings	506	515
Accumulated other comprehensive income	10	10
Total stockholder’s equity	2,345	2,641
Total Liabilities and Stockholder’s Equity	$7,779	$8,512

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$76	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	218
Depreciation and amortization on assets held for sale	—	10
Amortization of deferred financing costs	7	8
Deferred income taxes	19	26
Goodwill impairment and loss from reclassification to held for sale	93	—
Write-down of natural gas inventory	3	5
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	402	653
Accounts receivable/payable–affiliated companies	(8)	(9)
Inventory	(3)	(47)
Taxes receivable	—	(4)
Accounts payable	(180)	(458)
Fuel cost recovery	(5)	68
Interest and taxes accrued	(18)	(23)
Non-trading derivatives, net	(13)	(60)
Margin deposits, net	65	(33)
Net regulatory assets and liabilities	(23)	(1)
Other current assets	4	11
Other current liabilities	(7)	(9)
Other assets	7	(3)
Other liabilities	8	2
Other operating activities, net	(7)	—
Net cash provided by operating activities	646	513
Cash Flows from Investing Activities:
Capital expenditures	(624)	(546)
Decrease (increase) in notes receivable–affiliated companies	(9)	27
Proceeds from divestiture (Note 3)	286	—
Other investing activities, net	8	4
Net cash used in investing activities	(339)	(515)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	31	—
Proceeds from commercial paper, net	30	100
Dividends to parent	(80)	(119)
Capital distribution to parent associated with the sale of CES	(286)	—
Other financing activities, net	(2)	(2)
Net cash used in financing activities	(307)	(21)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	—	(23)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2	25
Cash, Cash Equivalents and Restricted Cash at End of Period	$2	$2

See Combined Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		1,829		2,015		2,116		2,015
Capital distribution to parent associated with the sale of CES		—		—		(286)		—
Other		—		—		(1)		—
Balance, end of period		1,829		2,015		1,829		2,015
Retained Earnings
Balance, beginning of period		518		486		515		423
Net income (loss)		(4)		(7)		76		159
Dividend to parent		(8)		(16)		(80)		(119)
Adoption of ASU 2016-13		—		—		(5)		—
Balance, end of period		506		463		506		463
Accumulated Other Comprehensive Income
Balance, beginning of period		10		5		10		5
Balance, end of period		10		5		10		5
Total Stockholder’s Equity		$2,345		$2,483		$2,345		$2,483

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

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable as described below. As of September 30, 2020, CenterPoint Energy’s operating subsidiaries reported as continuing operations were as follows:

•Houston Electric owns and operates electric transmission and distribution facilities in the Texas Gulf Coast area that includes the city of Houston.

•CERC (i) owns and operates natural gas distribution systems in six states; (ii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; and (iii) provides temporary delivery of LNG and CNG throughout the contiguous 48 states through MES.

•Vectren holds three public utilities through its wholly-owned subsidiary, VUHI, a public utility holding company:
•Indiana Gas provides energy delivery services to natural gas customers located in central and southern Indiana;

•SIGECO provides energy delivery services to electric and natural gas customers located near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market; and

•VEDO provides energy delivery services to natural gas customers located near Dayton in west-central Ohio.

•Vectren performs non-utility activities through ESG, which provides energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.

As of September 30, 2020, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 53.7% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets.

As of September 30, 2020, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

COVID-19 Impacts. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter in place and “stay-at-home” orders in the Registrants’ service territories. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. Governing authorities continue to reassess re-opening approaches and decisions for their respective jurisdictions given the number of COVID-19 cases and hospitalizations. The COVID-19 outbreak may significantly worsen in the United States during the upcoming winter months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. The Registrants have experienced some resulting disruptions to their business operations, as these restrictions significantly impacted, and may continue to impact, many sectors of the economy with various businesses curtailing or ceasing normal operations. The Registrants’ electric facilities and natural gas distribution systems, as applicable, have remained operational, and their respective customers have continued to receive service. While residential electric usage has increased as individuals continue to stay at home or work remotely, the Registrants have experienced reduced demand and usage among their respective electric and natural gas commercial and industrial customers, as well as a decrease in revenues related to disconnections and reconnections due to the varying disconnect moratoriums across their service territories during 2020 due to COVID-19. Houston Electric is following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. See Note 6 for further discussion. As a result of the disconnect moratoriums across CenterPoint Energy’s and CERC’s NGD service territories and other payment deferrals or arrangements, days outstanding on receivables and uncollectible accounts have increased, resulting in an increase to allowance for doubtful accounts, which may ultimately increase further. However, CenterPoint Energy’s NGD and CERC’s NGD service territories and Indiana Electric have either (1) received authority from their public utility commissions to defer bad debt expense associated with COVID-19 as a regulatory asset or (2) exercised existing authority to recover bad debt expense through a tracking mechanism. Some of the Registrants also received authority to recover other COVID-19 costs but must offset those costs with any cost reductions attributable to COVID-19. The ultimate impacts of the COVID-19 pandemic on the Registrants’ businesses will depend on future developments and evolving factors, including, among others, the ultimate spread, scope and duration of the pandemic, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments or vaccines, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. While the Registrants continue to assess the COVID-19 situation, they cannot estimate with any degree of certainty the full impact of the COVID-19 pandemic on their liquidity, financial condition and future results of operations at this time. However, the Registrants expect the COVID-19 situation to adversely impact future quarters. See Notes 5 and 6 for further information on COVID-19’s impact on the Registrants.

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

ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This standard simplifies accounting for income taxes by eliminating certain exceptions to the guidance for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes that are partially based on income and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.
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
ASU 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
This standard eliminates the cash conversion and beneficial conversion feature models in ASC 470-20 that require separate accounting for embedded features as a component of equity. It simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. The standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share (EPS) calculation and the average market price to calculate the diluted EPS denominator. Additional disclosures will also be required upon adoption.
Transition method: modified retrospective
January 1, 2022 Early adoption is permitted starting January 1, 2021
CenterPoint Energy is currently assessing the impact that the adoption of this standard may have on its financial position, results of operations, cash flows and disclosures related to its Series B Preferred Stock and Series C Preferred Stock.

Management believes that other recently adopted and recently issued accounting standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Divestitures (CenterPoint Energy and CERC)

Divestiture of Infrastructure Services (CenterPoint Energy). On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group to PowerTeam Services. Subject to the terms and conditions of the Securities Purchase Agreement, PowerTeam Services agreed to purchase all of the outstanding equity interests of VISCO for approximately $850 million, subject to customary adjustments set forth in the Securities Purchase Agreement, including adjustments based on VISCO’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on April 9, 2020 for $850 million in cash. Additionally, as of September 30, 2020, CenterPoint Energy had a receivable from PowerTeam Services for working capital and other adjustments set forth in the Security Purchase Agreement.

In February 2020, certain assets and liabilities representing the Infrastructure Services Disposal Group met the held for sale criteria and represented all of the businesses within the reporting unit. In accordance with the Securities Purchase Agreement, VISCO was converted from a wholly-owned corporation to a limited liability company that was disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes, requiring net deferred tax liabilities of approximately $127 million as of April 9, 2020, the date the transaction closed, to be recognized as a deferred income tax benefit by CenterPoint Energy. Additionally, CenterPoint Energy recognized a current tax benefit of $2 million and a current tax expense of $157 million in the three and nine months ended September 30, 2020, respectively, as a result of the cash taxes payable upon sale.

Upon classifying the Infrastructure Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s financial statements as of the three months ended March 31, 2020, CenterPoint Energy recorded a goodwill impairment of approximately $82 million, plus an additional loss of $14 million for cost to sell, in the nine months ended September 30, 2020. Additionally, CenterPoint Energy recognized a net pre-tax loss of $9 million and $6 million in connection with the closing of the disposition of the Infrastructure Services Disposal Group during the three and nine months ended September 30, 2020, respectively.

In the Securities Purchase Agreement, CenterPoint Energy agreed to a mechanism to reimburse PowerTeam Services subsequent to closing of the sale for certain amounts of specifically identified change orders that may be ultimately rejected by one of VISCO’s customers as part of on-going audits. CenterPoint Energy’s maximum contractual exposure under the Securities Purchase Agreement, in addition to the amount reflected in the working capital adjustment, for these change orders is $21 million. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Divestiture of Energy Services (CenterPoint Energy and CERC). On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group to Symmetry Energy Solutions Acquisition. This transaction did not include CEIP and its assets or MES. Symmetry Energy Solutions Acquisition agreed to purchase all of the outstanding equity interests of the Energy Services Disposal Group for approximately $400 million, subject to customary adjustments set forth in the Equity Purchase Agreement, and inclusive of an estimate of the cash adjustment for the Energy Services Disposal Group’s net working capital at closing, indebtedness and transaction expenses. The transaction closed on June 1, 2020 for approximately $286 million in cash. Additionally, as of September 30, 2020, CenterPoint Energy had a receivable of $79 million from Symmetry Energy Solutions Acquisition for working capital and other adjustments set forth in the Equity Purchase Agreement. CenterPoint Energy collected such receivable in October 2020 for full and final settlement of the working capital adjustment under the Equity Purchase Agreement.

In February 2020, certain assets and liabilities representing the Energy Services Disposal Group met the criteria to be classified as held for sale and represented substantially all of the businesses within the reporting unit. In accordance with the Equity Purchase Agreement, CES was converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes, requiring the net deferred tax liability of approximately $3 million as of June 1, 2020, the date the transaction closed, to be recognized as a deferred tax benefit by CenterPoint Energy and CERC upon closing. Additionally, CenterPoint Energy and CERC recognized current tax expense of $1 million and $4 million in the three and nine months ended September 30, 2020, respectively, as a result of the cash taxes payable upon sale.

Upon classifying the Energy Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s and CERC’s respective financial statements as of the three months ended March 31, 2020, CenterPoint Energy and CERC recorded a goodwill impairment of approximately $62 million in the nine months ended September 30, 2020. Additionally, CenterPoint Energy recognized a loss on assets held for sale of approximately $-0- and $31 million, plus an additional loss of $-0- and $6 million for cost to sell, recorded only at CenterPoint Energy during the three and nine months ended September 30, 2020, respectively. CenterPoint Energy and CERC recognized a gain on sale of $3 million in the three and nine months ended September 30, 2020.

As a result of the sale of the Energy Services and Infrastructure Services Disposal Groups, there were no assets or liabilities classified as held for sale as of September 30, 2020. The assets and liabilities of the Infrastructure Services and Energy Services Disposal Groups as of December 31, 2019 have been recast as assets and liabilities held for sale and retained their current or long-term classification applicable as of December 31, 2019. Long-lived assets are not depreciated or amortized once they are classified as held for sale. The assets and liabilities of the Infrastructure Services and Energy Services Disposal Groups classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, as of December 31, 2019 included the following:

	December 31, 2019
	CenterPoint Energy			CERC
	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total	Energy Services Disposal Group
	(in millions)
Receivables, net	$192	$445	$637	$445
Accrued unbilled revenues	109	8	117	8
Natural gas inventory	—	67	67	67
Materials and supplies	6	—	6	—
Non-trading derivative assets	—	136	136	136
Other	4	35	39	35
Total current assets held for sale	311	691	1,002	691
Property, plant and equipment, net	295	26	321	26
Goodwill	220	62	282	62
Non-trading derivative assets	—	58	58	58
Other	234	67	301	67
Total non-current assets held for sale	749	213	962	213
Total assets held for sale	$1,060	$904	$1,964	$904

Accounts payable	$45	$299	$344	$299
Taxes accrued	2	—	2	—
Non-trading derivative liabilities	—	44	44	44
Other	40	25	65	25
Total current liabilities held for sale	87	368	455	368
Non-trading derivative liabilities	—	14	14	14
Benefit obligations	—	4	4	4
Other	16	9	25	9
Total non-current liabilities held for sale	16	27	43	27
Total liabilities held for sale	$103	$395	$498	$395

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

A summary of the Infrastructure Services and Energy Services Disposal Groups presented in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, is as follows:

	Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	CenterPoint Energy						CERC
	Infrastructure Services Disposal Group		Energy Services Disposal Group		Total		Energy Services Disposal Group
	(in millions)
Revenues	$—	$377	$—	$740	$—	$1,117	$—	$740
Expenses:
Non-utility cost of revenues	—	96	—	715	—	811	—	715
Operation and maintenance	—	235	—	17	—	252	—	17
Depreciation and amortization	—	15	—	3	—	18	—	3
Taxes other than income taxes	—	1	—	—	—	1	—	—
Total	—	347	—	735	—	1,082	—	735
Income (loss) from Discontinued Operations before income taxes	—	30	—	5	—	35	—	5
Gain (loss) on classification to held for sale, net (2)	(9)	—	3	—	(6)	—	3	—
Income tax expense (benefit)	(1)	15	1	1	—	16	1	2
Net income (loss) from Discontinued Operations	$(8)	$15	$2	$4	$(6)	$19	$2	$3

	Nine Months Ended September 30,
	2020	2019 (1)	2020	2019	2020	2019	2020	2019
	CenterPoint Energy						CERC
	Infrastructure Services Disposal Group		Energy Services Disposal Group		Total		Energy Services Disposal Group
	(in millions)
Revenues	$250	$849	$1,167	$2,834	$1,417	$3,683	$1,167	$2,834
Expenses:
Non-utility cost of revenues	50	228	1,108	2,701	1,158	2,929	1,108	2,701
Operation and maintenance	184	526	34	51	218	577	34	51
Depreciation and amortization	—	39	—	10	—	49	—	10
Taxes other than income taxes	1	1	3	—	4	1	3	—
Total	235	794	1,145	2,762	1,380	3,556	1,145	2,762
Income (loss) from Discontinued Operations before income taxes	15	55	22	72	37	127	22	72
Gain (loss) on classification to held for sale, net (2)	(102)	—	(96)	—	(198)	—	(90)	—
Income tax expense (benefit)	24	21	(3)	17	21	38	(2)	15
Net income (loss) from Discontinued Operations	$(111)	$34	$(71)	$55	$(182)	$89	$(66)	$57

(1)Reflects February 1, 2019 to September 30, 2019 results only due to the Merger.

(2)Loss from classification to held for sale is inclusive of goodwill impairment, gains and losses recognized upon sale, and for CenterPoint Energy, its costs to sell.

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

	Nine Months Ended September 30,
	2020	2019 (1)	2020	2019	2020	2019
	CenterPoint Energy				CERC
	Infrastructure Services Disposal Group		Energy Services Disposal Group		Energy Services Disposal Group
	(in millions)
Depreciation and amortization	$—	$39	$—	$10	$—	$10
Amortization of intangible assets in Non-utility cost of revenues	—	15	—	—	—	—
Write-down of natural gas inventory	—	—	3	5	3	5
Capital expenditures	16	53	1	12	1	12
Non-cash transactions:
Accounts payable related to capital expenditures	2	1	4	1	4	1

(1)Reflects February 1, 2019 to September 30, 2019 results only due to the Merger.

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

Revenues and expenses incurred by CenterPoint Energy and CERC for natural gas transportation and supply until the closing of the sale of the Energy Services Disposal Group were as follows:

	Three Months Ended September 30,
	2020	2019	2020	2019
	CenterPoint Energy		CERC
	(in millions)
Transportation revenue	$—	$33	$—	$33
Natural gas expense	—	10	—	10

	Nine Months Ended September 30,
	2020 (1)	2019	2020 (1)	2019
	CenterPoint Energy		CERC
	(in millions)
Transportation revenue	$34	$81	$34	$81
Natural gas expense	48	90	47	89

(1)Represents charges for the period January 1, 2020 until the closing of the sale of the Energy Services Disposal Group.

NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The AMAs are with the Energy Services Disposal Group and will expire in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. These transactions are accounted for as inventory financing. CenterPoint Energy and CERC had outstanding obligations related to the AMAs of $31 million and $-0- as of September 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended September 30,
	2020	2019	2020	2019
	CenterPoint Energy		CERC
	(in millions)
Pipeline construction and repair services capitalized	$—	$45	$—	$3
Pipeline construction and repair service charges in operations and maintenance expense	—	1	—	1

	Nine Months Ended September 30,
	2020 (1)	2019 (2)	2020	2019
	CenterPoint Energy		CERC
	(in millions)
Pipeline construction and repair services capitalized	$34	$112	$—	$12
Pipeline construction and repair service charges in operations and maintenance expense	1	5	1	2

(1)Represents charges for the period January 1, 2020 until the closing of the sale of the Infrastructure Services Disposal Group.

(2)Represents charges for the period beginning February 1, 2019 due to the Merger.

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended September 30, 2020
	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$828	$157	$550	$75	$1,610
Other (1)	—	—	10	2	12
Total revenues	$828	$157	$560	$77	$1,622

	Nine Months Ended September 30, 2020
	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$2,188	$414	$2,475	$240	$5,317
Other (1)	(2)	—	44	5	47
Total revenues	$2,186	$414	$2,519	$245	$5,364

	Three Months Ended September 30, 2019
	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$861	$165	$527	$91	$1,644
Other (1)	(2)	—	14	2	14
Total revenues	$859	$165	$541	$93	$1,658

	Nine Months Ended September 30, 2019
	Houston Electric T&D	Indiana Electric Integrated (2)	Natural Gas Distribution (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$2,319	$388	$2,603	$210	$5,520
Other (1)	(6)	—	26	5	25
Total revenues	$2,313	$388	$2,629	$215	$5,545

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Total lease income was $2 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $4 million and $5 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to September 30, 2019.

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenue from contracts	$828	$861	$2,188	$2,319
Other (1)	—	(2)	(6)	(9)
Total revenues	$828	$859	$2,182	$2,310

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the three and nine months ended September 30, 2020 and 2019.

CERC

	Three Months Ended September 30,
	2020			2019
	Natural Gas Distribution	Corporate and Other	Total	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$414	$3	$417	$403	$5	$408
Other (1)	8	1	9	12	—	12
Total revenues	$422	$4	$426	$415	$5	$420

	Nine Months Ended September 30,
	2020			2019
	Natural Gas Distribution	Corporate and Other	Total	Natural Gas Distribution	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,865	$8	$1,873	$2,123	$6	$2,129
Other (1)	45	2	47	29	—	29
Total revenues	$1,910	$10	$1,920	$2,152	$6	$2,158

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the three and nine months ended September 30, 2020 and 2019.

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

Natural Gas Distribution (CenterPoint Energy and CERC). CenterPoint Energy and CERC distribute and transport natural gas to customers over time, and customers consume the natural gas when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the state governing agency for that service area, is recognized as natural gas is delivered and represents amounts both billed and unbilled. Discretionary services requested by the customer are satisfied at a point in time and revenue is recognized upon completion of service and the tariff rates set by the applicable state regulator. Payments of natural gas distribution, transportation and discretionary services are aggregated and received on a monthly basis.

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of September 30, 2020, CenterPoint Energy’s contract assets primarily relate to ESG contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their

Condensed Consolidated Balance Sheets. As of September 30, 2020, CenterPoint Energy’s contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers from continuing operations as of December 31, 2019 and September 30, 2020, respectively, are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2019	$566	$469	$6	$30
Closing balance as of September 30, 2020	568	285	22	20
Increase (decrease)	$2	$(184)	$16	$(10)

The amount of revenue recognized in the nine-month period ended September 30, 2020 that was included in the opening contract liability was $29 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2019	$210	$117	$3
Closing balance as of September 30, 2020	321	124	4
Increase	$111	$7	$1

The amount of revenue recognized in the nine-month period ended September 30, 2020 that was included in the opening contract liability was $3 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2019	$222	$249
Closing balance as of September 30, 2020	123	91
Decrease	$(99)	$(158)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of September 30, 2020:
Corporate and Other	$209	$590	$799
	$209	$590	$799

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Service cost (1)	$10	$10	$32	$30
Interest cost (2)	18	25	56	73
Expected return on plan assets (2)	(28)	(27)	(85)	(79)
Amortization of prior service cost (2)	—	2	—	6
Amortization of net loss (2)	10	13	31	39
Settlement cost (2) (3)	1	1	2	2
Curtailment gain (2) (4)	—	—	—	(1)
Net periodic cost	$11	$24	$36	$70

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)Amounts presented in the table above are included in Other income (expense), net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

(3)A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In each of the three and nine months ended September 30, 2020 and 2019, CenterPoint Energy recognized non-cash settlement costs due to lump sum settlement payments from Vectren pension plans.

(4)A curtailment gain or loss is required when the expected future services of a significant number of employees are reduced or eliminated for the accrual of benefits. In the nine months ended September 30, 2019, CenterPoint Energy recognized a pension curtailment gain related to Vectren employees whose employment was terminated after the Merger closed.

Postretirement Benefits

	Three Months Ended September 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$1	$2	$—	$—
Interest cost (2)	2	1	—	4	1	2
Expected return on plan assets (2)	(1)	(1)	(1)	(3)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	(1)	1	(1)	(1)	—
Net periodic cost (income)	$1	$(1)	$1	$2	$(1)	$2

	Nine Months Ended September 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$2	$—	$1	$3	$—	$1
Interest cost (2)	8	4	2	12	5	4
Expected return on plan assets (2)	(4)	(3)	(1)	(6)	(3)	(1)
Amortization of prior service cost (credit) (2)	(3)	(4)	1	(3)	(4)	—
Net periodic cost (income)	$3	$(3)	$3	$6	$(2)	$4

(1)Amounts presented in the tables above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)Amounts presented in the tables above are included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2020	$84	$—	$—
Expected contribution to postretirement benefit plans in 2020	11	3	3

The table below reflects the contributions made to the pension and postretirement benefit plans during 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$79	$—	$—	$84	$—	$—
Postretirement benefit plans	2	1	1	8	3	2

COVID-19 Impacts. The uncertainties related to the COVID-19 pandemic have had a negative impact on financial markets, which has resulted in volatility of the fair value of plan assets during the nine months ended September 30, 2020. The Registrants remeasure the funded status of each plan as of December 31 each year, and at an interim period when a curtailment, settlement, or material plan amendment occurs. On the measurement date, actuarial gains or losses are recognized in accumulated other comprehensive income, or when cost is recovered through regulated rates, as a regulatory asset or liability. During the nine months ended September 30, 2020, the fair value of pension plan assets increased by approximately $115 million or 5.7% from December 31, 2019, excluding CenterPoint Energy’s contributions to, and benefit distributions from, the pension plans. The fair value of pension plan assets on the plan remeasurement date impacts the funded status, net period cost, and the required cash contributions; however, changes to pension plan assets do not impact the Condensed Statements of Consolidated Income or Condensed Consolidated Balance Sheets in interim periods when a plan remeasurement is not required. An interim remeasurement of the plans is not required as a result of plan asset increase or decline in fair value, and therefore, an interim remeasurement did not occur during the nine months ended September 30, 2020 as a result of changes to plan asset fair value.

(6) Regulatory Matters

Equity Return (CenterPoint Energy and Houston Electric)

As of September 30, 2020, CenterPoint Energy and Houston Electric have not recognized an allowed equity return of $144 million on Houston Electric’s true-up balance and certain storm restoration balances because such return will be recognized as it is recovered in future rates. The timing of CenterPoint Energy’s and Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during that period. The unrecognized equity return will be recognized as it is recovered in rates through 2024. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

	CenterPoint Energy and Houston Electric
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Allowed equity return recognized	$10	$14	$24	$38

Houston Electric Base Rate Case (CenterPoint Energy and Houston Electric)

On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for revenue increases of approximately $194 million, among other requests. On January 23, 2020, Houston Electric filed a Stipulation and Settlement Agreement with the PUCT that provided for the following, among other things:

•an overall revenue requirement increase of approximately $13 million;

•an ROE of 9.4%;

•a capital structure of 57.5% debt/42.5% equity;

•a refund of unprotected EDIT of $105 million plus carrying costs over approximately 30-36 months; and

•recovery of all retail transmission related costs through the TCRF.

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

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which the Registrants operate have issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. Although the disconnect moratoriums have either expired or will expire during the fourth quarter of 2020 in certain of the Registrants’ service territories, CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions.

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

The PUCT issued an order on August 27, 2020 to conclude the COVID-19 ERP. The PUCT determined that enrollment in the COVID-19 ERP would end on August 31, 2020 and benefits under the program ended on September 30, 2020. Final claims for reimbursement must be submitted to the transmission and distribution utilities by November 30, 2020. The transmission and distribution utilities must file a tariff rider cancellation seven days before the date on which it is estimated that revenues from the COVID-19 ERP are approximately equal to its program expenses. Final program reports must be submitted to the PUCT by January 15, 2021. The COVID-19 ERP allows for any over/under collection of program expenses to be recorded as a regulatory asset or liability. Houston Electric may seek recovery of such regulatory asset or liability in its next DCRF, TCRF or base rate case proceeding. CenterPoint Energy’s and Houston Electric’s COVID-19 ERP regulatory assets were $10 million as of September 30, 2020.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s NGD service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $16 million and $14 million, respectively, as of September 30, 2020.

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

ERCOT Loan Agreement (CenterPoint Energy and Houston Electric)

On April 13, 2020, in connection with the PUCT’s COVID-19 ERP, Houston Electric entered into a no-interest loan agreement with ERCOT pursuant to which ERCOT loaned Houston Electric approximately $5 million to provide for an initial fund balance for reimbursement. As of September 30, 2020, $5 million of the loan was still outstanding. The ERCOT loan repayment date is on or before December 15, 2020.

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

(a)Non-Trading Activities

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	September 30, 2020	December 31, 2019
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)Relates to interest rate derivative instruments at SIGECO.

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

(b)Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of Derivative Assets and Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items (CenterPoint Energy)

		September 30, 2020		December 31, 2019
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	$—	$1	$—	$7
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	6	—	15
Interest rate derivatives	Other Liabilities	—	24	—	10
Indexed debt securities derivative (2)	Current Liabilities	—	918	—	893
Total		$—	$949	$—	$925

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability position with no offsetting amounts.

(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity. See Note 11 for further information.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2020	2019	2020	2019
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Indexed debt securities derivative	Gain (loss) on indexed debt securities	$(84)	$(62)	$(25)	$(216)
Total		$(84)	$(62)	$(25)	$(216)

The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Statements of Consolidated Income.

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

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$838	$—	$—	$838	$825	$—	$—	$825
Investments, including money market funds (1)	44	—	—	44	49	—	—	49
Total assets	$882	$—	$—	$882	$874	$—	$—	$874
Liabilities
Indexed debt securities derivative	$—	$918	$—	$918	$—	$893	$—	$893
Interest rate derivatives	—	24	—	24	—	10	—	10
Natural gas derivatives	—	7	—	7	—	22	—	22
Total liabilities	$—	$949	$—	$949	$—	$925	$—	$925

Houston Electric

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$27	$—	$—	$27	$32	$—	$—	$32
Total assets	$27	$—	$—	$27	$32	$—	$—	$32

CERC

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$2	$2	$—	$—	$2
Investments, including money market funds (1)	11	—	—	11	11	—	—	11
Total assets	$13	$—	$—	$13	$13	$—	$—	$13

(1)Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

Weighting of the Different Approaches

Significant unobservable inputs used include the growth rate applied to the projected cash distributions beyond 2020 and the discount rate used to determine the present value of the estimated future cash flows. Based on the significant unobservable estimates and assumptions required, CenterPoint Energy concluded that the fair value estimate should be classified as a Level 3 measurement within the fair value hierarchy. As a result of this analysis, CenterPoint Energy recorded an other than temporary impairment on its investment in Enable of $1,541 million during the nine months ended September 30, 2020, reducing the fair value of the investment to $848 million as of March 31, 2020. See Note 9 for further discussion of the impairment.

In the nine months ended September 30, 2020, CenterPoint Energy recorded a goodwill impairment charge of $185 million in the Indiana Electric Integrated reporting unit, reducing the carrying value of the reporting unit to its fair value as of March 31, 2020. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests. See Note 10 for further information.

As a result of classifying the Infrastructure Services and Energy Services Disposal Groups as held for sale, CenterPoint Energy and CERC recognized a goodwill impairment and loss on held for sale during the nine months ended September 30, 2020. CenterPoint Energy and CERC, as applicable, used the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value, which are Level 2 inputs. Using this market approach, the fair value of the Infrastructure Services Disposal Group as of March 31, 2020 was determined to be approximately $864 million and the fair value of the Energy Services Disposal Group as of March 31, 2020 was determined to be approximately $402 million. The same methodology was applied to estimate the fair value of the Infrastructure Services Disposal Group and Energy Services Disposal Group on the closing date and as of September 30, 2020. See Note 3 for further information.

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

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
CenterPoint Energy
Long-term debt, including current maturities (1)	$13,268	$14,982	$15,093	$16,067
Houston Electric
Long-term debt, including current maturities (1)	$5,089	$5,968	$4,950	$5,457
CERC
Long-term debt, including current maturities	$2,582	$2,973	$2,546	$2,803

(1)Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of September 30, 2020, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units, which are accounted for as securities without a readily determinable fair value, and outstanding current accounts receivable from Enable.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	September 30, 2020	December 31, 2019
	(in millions)
Enable	$748	$2,406
Other	1	2
Total	$749	$2,408

CenterPoint Energy evaluates its equity method investments for impairment when factors indicate that a decrease in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply of crude oil and natural gas and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of the financial statements, that an other than temporary decrease in the value of its investment in Enable had occurred. CenterPoint Energy reduced the carrying value of its investment in Enable to its estimated fair value of $848 million as of March 31, 2020 and recognized an impairment charge of $1,541 million during the nine months ended September 30, 2020. Both the income approach and market approach were utilized to estimate the fair value of CenterPoint Energy’s equity investment in Enable, which includes common units, general partner interest and incentive distribution rights held by CenterPoint Energy through CNP Midstream. The determination of fair value considered a number of relevant factors including Enable’s common unit price and forecasted distributions, recent comparable transactions and the limited float of Enable’s publicly traded common units. See Note 8 for further discussion of the determination of fair value of CenterPoint Energy’s investment in Enable as of March 31, 2020. CenterPoint Energy did not identify a further decrease in value as of September 30, 2020, and no impairment in its investment in Enable was recorded during the three months ended September 30, 2020.

Equity in Earnings (Losses) of Unconsolidated Affiliates, net (CenterPoint Energy):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Enable	$(67)	$77	$(1,499)	$213
Other	—	—	—	—
Total	$(67)	$77	$(1,499)	$213

CenterPoint Energy recognized a loss of $1,499 million from its investment in Enable for the nine months ended September 30, 2020. This loss included an impairment charge on CenterPoint Energy’s investment in Enable of $1,541 million discussed above, and CenterPoint Energy’s interest in Enable’s $225 million impairment on an equity method investment.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	September 30, 2020
	Limited Partner Interest (1)	Common Units (2)	Enable Series A Preferred Units (3)
CenterPoint Energy	53.7%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.8%	90,629,240	—
Total units outstanding	100.0%	435,468,668	14,520,000

(1)Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)Held indirectly through CNP Midstream by CenterPoint Energy.

(3)The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of both September 30, 2020 and December 31, 2019. No impairment charges or adjustment due to observable price changes were required or recorded during the current or prior reporting periods.

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

	September 30, 2020
	Management Rights (1)	Incentive Distribution Rights (2)
CenterPoint Energy (3)	50%	40%
OGE	50%	60%

(1)Enable is controlled jointly by CenterPoint Energy and OGE. Sale of CenterPoint Energy’s or OGE’s ownership interests in Enable GP to a third party is subject to mutual rights of first offer and first refusal, and CenterPoint Energy is not permitted to dispose of less than all of its interest in Enable GP.

(2)If cash distributions to Enable’s unitholders exceed $0.330625 per common unit in any quarter, Enable GP will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances Enable GP will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

(3)Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy):

CenterPoint Energy

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units (1)	$0.16525	$39	$0.3305	$77	$0.6610	$155	$0.9665	$226
Enable Series A Preferred Units	0.62500	9	0.6250	9	1.8750	27	1.8750	27
Total CenterPoint Energy		$48		$86		$182		$253

(1)On April 1, 2020, Enable announced a 50% reduction in its quarterly distribution per common unit from $0.3305 to $0.16525.

Transactions with Enable (CenterPoint Energy and CERC):
The transactions with Enable in the following tables exclude transactions with the Energy Services Disposal Group. See Note 3 for further information.

	CenterPoint Energy and CERC
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Natural gas expenses, includes transportation and storage costs	$17	$17	$61	$62

	CenterPoint Energy and CERC
	September 30, 2020	December 31, 2019
	(in millions)
Accounts payable for natural gas purchases from Enable	$6	$9
Accounts receivable for amounts billed for services provided to Enable	1	2

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating revenues	$596	$699	$1,759	$2,229
Cost of sales, excluding depreciation and amortization	250	263	653	958
Depreciation and amortization	105	108	314	323
Goodwill and long-lived assets impairments	—	—	28	—
Operating income	100	175	326	507
Net income (loss) attributable to Enable common units	(173)	123	(35)	351
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$(93)	$66	$(19)	$189
Basis difference amortization (1)	26	11	62	35
Loss on dilution, net of proportional basis difference recognition	—	—	(1)	(11)
Impairment of CenterPoint Energy’s equity method investment in Enable	—	—	(1,541)	—
CenterPoint Energy’s equity in earnings (losses), net	$(67)	$77	$(1,499)	$213
(1)Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Current assets	$373	$389
Non-current assets	11,402	11,877
Current liabilities	644	780
Non-current liabilities	4,055	4,077
Non-controlling interest	26	37
Preferred equity	362	362
Accumulated other comprehensive loss	(7)	(3)
Enable partners’ equity	6,695	7,013
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,592	$3,767
CenterPoint Energy’s basis difference (1)	(2,844)	(1,361)
CenterPoint Energy’s equity method investment in Enable	$748	$2,406

(1)Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the nine months ended September 30, 2020. The basis difference is being amortized through the year 2048.
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
CenterPoint Energy’s goodwill by reportable segment as of September 30, 2020 and December 31, 2019 is as follows:

	December 31, 2019	Impairment	September 30, 2020
	(in millions)
Indiana Electric Integrated (1)	$1,121	$185	$936
Natural Gas Distribution	3,312	—	3,312
Corporate and Other	449	—	449
Total	$4,882	$185	$4,697
(1) CenterPoint Energy recognized a non-cash goodwill impairment charge as a result of the March 31, 2020 goodwill impairment test.

CERC’s goodwill by reportable segment as of September 30, 2020 and December 31, 2019 is as follows:

(in millions)
Natural Gas Distribution	$746
Corporate and Other	11
Total	$757

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

CenterPoint Energy’s interim impairment test in the three months ended March 31, 2020 resulted in a non-cash goodwill impairment charge in the amount of $185 million for the Indiana Electric Integrated reportable segment. The Indiana Electric Integrated reporting unit fair value analysis resulted in an implied fair value of goodwill of $936 million for this reporting unit as of March 31, 2020, and as a result, the non-cash impairment charge was recorded in the nine months ended September 30, 2020.

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

CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.
The tables below present information on CenterPoint Energy’s other intangible assets recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(7)	$26	$33	$(4)	$29
Trade names	16	(3)	13	16	(1)	15
Construction backlog (1)	5	(4)	1	5	(4)	1
Operation and maintenance agreements (1)	12	(1)	11	12	—	12
Other	2	(1)	1	2	(1)	1
Total	$68	$(16)	$52	$68	$(10)	$58

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1)	$2	$1	$5	$2
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (1)	—	1	1	4
(1)Assets held for sale are not amortized. The table reflects amortization on continuing operations. For further information on discontinued operations, see Note 3.

CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense (1)
CenterPoint Energy
(in millions)
Remaining three months of 2020	$2
2021	6
2022	6
2023	6
2024	5
2025	5

(1)Assets held for sale are not amortized. The table reflects amortization on continuing operations. For further information on discontinued operations, see Note 3.
(11) Indexed Debt Securities (ZENS) and Securities Related to ZENS (CenterPoint Energy)

(a) Investment in Securities Related to ZENS

A subsidiary of CenterPoint Energy holds shares of certain securities detailed in the table below, which are securities with a readily determinable fair value and are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. Unrealized gains and losses resulting from changes in the market value of the ZENS-Related Securities are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Shares Held
	September 30, 2020	December 31, 2019
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,503

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of September 30, 2020. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	September 30, 2020	December 31, 2019
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of September 30, 2020, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $61 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

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

In September 2020, SIGECO completed the remarketing of two series of tax-exempt debt of approximately $38 million, comprised of: (i) $23 million aggregate principal amount of Environmental Improvement Revenue Bonds, Series 2015, issued by the City of Mount Vernon, Indiana, and (ii) $15 million aggregate principal amount of Environmental Improvement Revenue Bonds, Series 2015, issued by Warrick County, Indiana, that, in each case, were originally issued on September 9, 2015. Both series of revenue bonds originally had an initial term interest rate of 2.375%. After the remarketing, each series of revenue bonds have a new term interest rate of 0.875% that is fixed through August 31, 2023. Each series of revenue bonds have a final maturity date of September 1, 2055, subject to prior redemption.

In October 2020, CERC Corp. issued $500 million aggregate principal amount of 1.75% senior notes due 2030. Total proceeds, net of issuance expenses and fees, of approximately $495 million were used for general corporate purposes, including the payment of a portion of the redemption amount of CERC Corp.’s 4.50% senior notes due 2021 redeemed in full on October 15, 2020.

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

Debt Redemption. In September 2020, CERC Corp. provided notice of redemption relating to $593 million aggregate principal amount of CERC Corp.’s outstanding 4.50% Senior Notes due 2021, Series A and B. All of the outstanding senior notes were redeemed in full in October 2020 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date.

Credit Facilities. The Registrants had the following revolving credit facilities as of September 30, 2020:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2020 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	1.500%	65%	(3)	53.4%	March 3, 2022
July 14, 2017	CenterPoint Energy (4)	400	1.125%	65%		52.5%	July 14, 2022
March 3, 2016	Houston Electric	300	1.250%	65%	(3)	53.2%	March 3, 2022
March 3, 2016	CERC	900	1.125%	65%		52.7%	March 3, 2022
	Total	$4,900

(1)Based on current credit ratings.

(2)As defined in the revolving credit facility agreements, excluding Securitization Bonds.

(3)For CenterPoint Energy and Houston Electric, the financial covenant limit will temporarily increase from 65% to 70% if Houston Electric experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive 12-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.

(4)This credit facility was issued by VUHI, is guaranteed by SIGECO, Indiana Gas and VEDO and includes a $10 million swing line sublimit and a $20 million letter of credit sublimit. This credit facility backstops VUHI’s commercial paper program.

On September 30, 2020, VCC terminated its $200 million credit agreement dated as of July 14, 2017 after determining that it was no longer necessary for financing purposes. VCC did not incur any penalties in connection with the early termination.

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of September 30, 2020.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	September 30, 2020				December 31, 2019
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$8	$638	0.19%	$—	$6	$1,633	1.95%
CenterPoint Energy (2)	—	—	176	0.19%	—	—	268	2.08%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	407	0.17%	—	1	377	1.94%
Total	$—	$8	$1,221		$—	$7	$2,278

(1)CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.

(2)This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

Other. As of September 30, 2020, certain financial institutions agreed to issue, from time to time, up to $50 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2020. As of September 30, 2020, such financial institutions had issued $7 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

Houston Electric had $68 million of general mortgage bonds outstanding as of September 30, 2020 and December 31, 2019 as collateral for long-term debt of CenterPoint Energy that matures in 2028. These general mortgage bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
CenterPoint Energy - Continuing operations (1) (2)	(9)%	15%	29%	12%
CenterPoint Energy - Discontinued operations (3) (4)	—%	46%	(13)%	30%
Houston Electric (5)	14%	18%	15%	18%
CERC - Continuing operations (6) (7)	60%	23%	13%	9%
CERC - Discontinued operations (8) (9)	33%	40%	3%	21%

(1)CenterPoint Energy’s lower effective tax rate on income from continuing operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily driven by the recognition of additional tax benefit for increased NOL carryback claims under the CARES Act and the effects of the lower book earnings on other rate drivers in the three months ended September 30, 2020.

(2)CenterPoint Energy’s higher effective tax rate on the loss from continuing operations for the nine months ended September 30, 2020 compared to the income from continuing operations for the nine months ended September 30, 2019 was primarily due to lower earnings from the impairment of CenterPoint Energy’s investment in Enable. Other effective tax rate drivers include the tax benefit for the NOL carryback claims under the CARES Act, which was partially offset by the non-deductible goodwill impairment at the Indiana Electric Integrated reporting unit.

(3)CenterPoint Energy’s lower effective tax rate on the loss from discontinued operations for the three months ended September 30, 2020 compared to the income from discontinued operations for the three months ended September 30, 2019 was primarily due to lower book earnings in the three months ended September 30, 2020.

(4)CenterPoint Energy’s lower effective tax rate on the loss from discontinued operations for the nine months ended September 30, 2020 compared to the income from discontinued operations for the nine months ended September 30, 2019 was primarily due to the tax impacts from the sale of the Infrastructure Services Disposal Group on April 9, 2020 and the sale of the Energy Services Disposal Group on June 1, 2020, the effect of which was compounded by lower book earnings in the nine months ended September 30, 2020. See Note 3 for further information.

(5)Houston Electric’s lower effective tax rate for the three and nine months ended September 30, 2020 compared to the same periods for 2019 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability.

(6)CERC’s higher effective tax rate on the loss from continuing operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was driven by an increase in the amount of amortization of the net regulatory EDIT liability and a larger return-to-accrual tax benefit recognized in the three months ended September 30, 2020. These were partially offset by the absence of state deferred tax benefits as a result of certain state tax law changes and the release of a valuation allowance on certain state NOLs that were reported in the three months ended September 30, 2019.

(7)CERC’s higher effective tax rate on income from continuing operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was driven by the absence of state deferred tax benefits as a result of certain state tax law changes and the release of a valuation allowance on certain state NOLs that were reported in the nine months ended September 30, 2019. These were partially offset by an increase in the amount of amortization of the net regulatory EDIT liability and a larger return-to-accrual tax benefit recognized in the nine months ended September 30, 2020.

(8)CERC’s lower effective tax rate on income from discontinued operations for the three months ended September 30, 2020 compared to the income from discontinued operations for the three months ended September 30, 2019 was primarily due to lower book earnings in the three months ended September 30, 2020.

(9)CERC’s lower effective tax rate on the loss from discontinued operations for the nine months ended September 30, 2020 compared to the income from discontinued operations for the nine months ended September 30, 2019 was primarily due to the tax impacts of the sale of the Energy Services Disposal Group on June 1, 2020, the effect of which was compounded by lower book earnings in the nine months ended September 30, 2020. See Note 3 for further information.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, deferring the payment of the employer share of payroll taxes for the remaining months of 2020 until 2021 and 2022, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. As such, during the nine months ended September 30, 2020, CenterPoint Energy recorded a $37 million benefit resulting from carryback claims to be filed to refund taxes paid.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $9 million as of September 30, 2020. The reserve has net zero change for the nine month period ending September 30, 2020. The Registrants believe that it is reasonably possible that a decrease of up to $5 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures and/or the filing of applications for accounting method changes. For CenterPoint Energy, tax years through 2018 have been audited and settled with the IRS. For the 2019 and 2020 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. Legacy Vectren is not currently under audit with the IRS, and the 2017-2019 tax years are still open for examination.

(14) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segment and CenterPoint Energy’s Indiana Electric Integrated reportable segment. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of September 30, 2020, minimum purchase obligations are approximately:

	CenterPoint Energy	CERC
	(in millions)
Remaining three months of 2020	$224	$163
2021	662	486
2022	496	325
2023	418	271
2024	340	246
2025	290	220
2026 and beyond	1,817	1,496

Indiana Electric Integrated also has other purchased power agreements that do not have minimum thresholds but require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

CenterPoint Energy’s and CERC’s NGD have AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group and in Arkansas, Indiana, Louisiana, Mississippi and Texas with other third parties. The AMAs have varying terms, the longest of which expires in 2023. For further information regarding the AMAs with the Energy Services Disposal Group, see Note 3.

(b)Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, ESG enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to ESG’s role as a general contractor in the performance contracting industry, as of September 30, 2020, there were 60 open surety bonds supporting future performance with an aggregate face amount of approximately $568 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of September 30, 2020, approximately 21% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of September 30, 2020 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of September 30, 2020, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $519 million as of September 30, 2020. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(c)Guarantees and Product Warranties (CenterPoint Energy and CERC)

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. In the normal course of business prior to June 1, 2020, the Energy Services Disposal Group through CES, traded natural gas under supply contracts and entered into natural gas related transactions under transportation, storage and other contracts. In connection with the Energy Services Disposal Group’s business activities prior to the closing of the sale of the Energy Services Disposal Group on June 1, 2020, CERC Corp. issued guarantees to CES’s counterparties to guarantee the payment of CES’s obligations. When CES remained wholly owned by CERC Corp., these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of CES’s obligations to allow it to conduct business without posting other forms of assurance.

A CERC Corp. guarantee primarily has a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Throughout CERC Corp.’s ownership of CES and subsequent to the sale of the Energy Services Disposal Group through September 30, 2020, CERC Corp. did not pay any amounts under guarantees of CES’s obligations.

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. Additionally, to the extent that CERC Corp. retains any exposure relating to certain guarantees of CES’s obligations 90 days after closing of the transaction, Symmetry Energy Solutions Acquisition will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months. As of September 30, 2020, CES had provided replacement credit support to counterparties to whom CERC Corp. had issued guarantees prior to June 1, 2020, representing $68 million of the $73 million remaining exposure under the previously issued guarantees. CERC believes that counterparties to whom replacement credit support has been provided would seek payment if needed under such replacement credit support instead of a CERC Corp. guarantee. No additional guarantees were provided by CERC Corp. to CES subsequent to the closing of the transaction on June 1, 2020.

While there can be no assurance that payment under any of these guarantees will not be required in the future, CenterPoint Energy and CERC consider the likelihood of a material amount being incurred as remote.

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 related to the performance of these guarantees.

(d)Legal, Environmental and Other Matters

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

The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in September 2020, and a ruling is expected in late 2020 or early 2021. The defendants believe that the allegations asserted are without merit and intend to vigorously defend themselves against the claims raised. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(i)Minnesota MGPs (CenterPoint Energy and CERC). With respect to certain Minnesota MGP sites, CenterPoint Energy and CERC have completed state-ordered remediation and continue state-ordered monitoring and water treatment. CenterPoint Energy and CERC recorded a liability as reflected in the table below for continued monitoring and any future remediation required by regulators in Minnesota.

(ii)Indiana MGPs (CenterPoint Energy). In the Indiana Gas service territory, the existence, location and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which CenterPoint Energy may have some remedial responsibility. A remedial investigation/feasibility study was completed at one of the sites under an agreed upon order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. The remaining sites have been submitted to the IDEM’s VRP. CenterPoint Energy has also identified its involvement in five manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP. CenterPoint Energy is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

(iii)Other MGPs (CenterPoint Energy and CERC). In addition to the Minnesota and Indiana sites, the EPA and other regulators have investigated MGP sites that were owned or operated by CenterPoint Energy or CERC or may have been owned by one of their former affiliates.

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

	September 30, 2020
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$12	$7
Minimum estimated remediation costs	7	4
Maximum estimated remediation costs	54	32
Minimum years of remediation	5	30
Maximum years of remediation	50	50

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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. While the EPA Phase I Reconsideration moves forward, the existing CCR compliance obligations remain in effect. In August 2019, the EPA proposed additional “Part A” amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. Further “Part B” amendments, which related to alternate liners for CCR surface impoundments and the surface impoundment closure process, were published in March 2020. The Part A amendments were finalized in August 2020. The EPA released a pre-publication version of the Part B amendments on October 16, 2020. The Part A amendments do not restrict Indiana Electric’s current beneficial reuse of its fly ash. CenterPoint Energy continues to evaluate the Part B amendments to determine potential impacts.

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. In March 2018, Indiana Electric began posting ground water data monitoring reports annually to its public website in accordance with the requirements of the CCR Rule. This data preliminarily indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric is required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021. CenterPoint Energy plans to seek extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding including the imposition of fines and penalties. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already commenced closure activities. CenterPoint Energy believes the language in the IURC order is favorable for future recovery of closure costs for Indiana Electric’s remaining ponds.

Indiana Electric continues to refine site specific estimates of closure costs. In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds. In March 2019, Indiana Electric entered into agreements with third parties for the excavation and beneficial reuse of the ash at the A.B. Brown ash pond. On December 2, 2019, the EPA published proposed revisions to the CCR Rule. The revisions were finalized on August 28, 2020.

On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash.  This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

As of September 30, 2020, CenterPoint Energy has recorded an approximate $73 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

The two-class method uses an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available only to common shareholders. Under the two-class method, income (loss) available to common shareholders from continuing operations is derived by subtracting the following from income (loss) from continuing operations:

•preferred share dividend requirement;

•deemed dividends for the amortization of the beneficial conversion feature recognized at issuance of the Series C Preferred Stock; and

•an allocation of undistributed earnings to preferred shareholders of participating securities (Series C Preferred Stock) based on the securities’ right to receive dividends.

Undistributed earnings are calculated by subtracting dividends declared on Common Stock, the preferred share dividend requirement and deemed dividends for the amortization of the beneficial conversion feature from net income. Net losses are not allocated to the Series C Preferred Stock as it does not have a contractual obligation to share in the losses of CenterPoint Energy.

The Series C Preferred Stock includes conversion features at a price that is below the fair value of the Common Stock on the commitment date. This beneficial conversion feature, which was approximately $32 million, represents the difference between the fair value per share of the Common Stock as of the commitment date and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature is recognized as a discount to Series C Preferred Stock and will be amortized as a deemed dividend over the period from the issue date to the first allowable conversion date, which is November 6, 2020. The amount amortized during the three and nine months ended September 30, 2020 was approximately $16 million and $25 million, respectively.

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

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share and share amounts)
Numerator:
Income (loss) from continuing operations	$127	$251	$(791)	$545
Less: Preferred stock dividend requirement (Note 19)	36	29	102	88
Less: Amortization of beneficial conversion feature (Note 19)	16	—	25	—
Less: Undistributed earnings allocated to preferred shareholders (1)	—	—	—	—
Income (loss) available to common shareholders from continuing operations - basic and diluted	75	222	(918)	457
Income (loss) available to common shareholders from discontinued operations - basic and diluted	(6)	19	(182)	89
Income (loss) available to common shareholders - basic and diluted	$69	$241	$(1,100)	$546
Denominator:
Weighted average common shares outstanding - basic	544,811,000	502,228,000	525,160,000	501,986,000
Plus: Incremental shares from assumed conversions:
Restricted stock (4)	3,377,000	2,852,000	—	2,852,000
Series B Preferred Stock (2)	—	—	—	—
Series C Preferred Stock (3)	—	—	—	—
Weighted average common shares outstanding - diluted	548,188,000	505,080,000	525,160,000	504,838,000
Earnings (loss) per common share:
Basic earnings (loss) per common share - continuing operations	$0.14	$0.44	$(1.75)	$0.91
Basic earnings (loss) per common share - discontinued operations	(0.01)	0.04	(0.35)	0.18
Basic Earnings (Loss) Per Common Share	$0.13	$0.48	$(2.10)	$1.09
Diluted earnings (loss) per common share - continuing operations	$0.14	$0.44	$(1.75)	$0.91
Diluted earnings (loss) per common share - discontinued operations	(0.01)	0.03	(0.35)	0.17
Diluted Earnings (Loss) Per Common Share	$0.13	$0.47	$(2.10)	$1.08

(1)There were no undistributed earnings to be allocated to participating securities for the three and nine months ended September 30, 2020.

(2)The computation of diluted earnings per common share outstanding for the three and nine months ended September 30, 2020 excludes 35,940,000 and 35,923,000 potentially dilutive shares from the denominator, respectively, because the shares would be anti-dilutive. The computation of diluted earnings per common share outstanding for the three and nine months ended September 30, 2019 excludes 33,537,000 and 33,537,000 potentially dilutive shares from the denominator, respectively, because the shares would be anti-dilutive.

(3)The computation of diluted earnings per common share outstanding for the three and nine months ended September 30, 2020 excludes 47,355,000 and 25,578,000 potentially dilutive shares, respectively, of Series C Preferred Stock from the denominator because the shares would be anti-dilutive.

(4)3,377,000 incremental common shares from assumed conversions of restricted stock have not been included in the computation of diluted earnings (loss) per share for the nine months ended September 30, 2020, respectively, as their inclusion would be anti-dilutive.

(16) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the Registrants’ CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. As of January 1, 2020, each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments rather than the previous measure of operating income. Certain prior year amounts have been reclassified to conform to the current year presentation.

As of September 30, 2020, reportable segments by Registrant were as follows:

Registrant	Houston Electric T&D	Indiana Electric Integrated	Natural Gas Distribution	Midstream Investments
CenterPoint Energy	X	X	X	X
Houston Electric	X
CERC			X

•CenterPoint Energy’s and Houston Electric’s Houston Electric T&D reportable segment consists of electric transmission and distribution services in the Texas Gulf Coast area.

•CenterPoint Energy’s Indiana Electric Integrated reportable segment consists of electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

•CenterPoint Energy’s Natural Gas Distribution reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Ohio, Oklahoma and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP, formerly included in the Energy Services reportable segment; and (iii) temporary delivery of LNG and CNG throughout the contiguous 48 states through MES, formerly included in the Energy Services reportable segment.

•CERC’s Natural Gas Distribution reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP, formerly included in the Energy Services reportable segment; and (iii) temporary delivery of LNG and CNG throughout the contiguous 48 states through MES, formerly included in the Energy Services reportable segment.

•CenterPoint Energy’s Midstream Investments reportable segment consists of the equity investment in Enable (excluding the Enable Series A Preferred Units).

CenterPoint Energy’s Corporate and Other consists of energy performance contracting and sustainable infrastructure services through ESG and other corporate operations which support all of the business operations of CenterPoint Energy. CERC’s Corporate and Other consists primarily of corporate operations which support all of the business operations of CERC.

Discontinued Operations (CenterPoint Energy and CERC)

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

Financial data for reportable segments is as follows, including Corporate and Other, Eliminations and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Three Months Ended September 30,
	2020				2019
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)
	(in millions)
Houston Electric T&D	$828	(1)	$—	$157	$859	(1)	$—	$185
Indiana Electric Integrated	157		—	31	165		—	34
Natural Gas Distribution	560		—	5	541		—	6
Midstream Investments (2)	—		(67)	(62)	—		77	50
Corporate and Other	77		—	(4)	93		—	(24)
Continuing Operations	$1,622		$(67)	127	$1,658		$77	251
Discontinued Operations, net				(6)				19
Consolidated				$121				$270

	Nine Months Ended September 30,
	2020				2019
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)
	(in millions)
Houston Electric T&D	$2,186	(1)	$—	$281	$2,313	(1)	$—	$315
Indiana Electric Integrated	414		—	(121)	388		—	41
Natural Gas Distribution	2,519		—	242	2,629		—	149
Midstream Investments (2)	—		(1,499)	(1,165)	—		213	124
Corporate and Other	245		—	(28)	215		—	(84)
Continuing Operations	$5,364		$(1,499)	(791)	$5,545		$213	545
Discontinued Operations, net				(182)				89
Consolidated				$(973)				$634

(1)Houston Electric T&D’s revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Affiliates of NRG	$243	$231	$573	$547
Affiliates of Vistra Energy Corp.	128	83	301	196

(2)Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the nine months ended September 30, 2020 and CenterPoint Energy’s interest in Enable’s $225 million impairment on an equity method investment during the three and nine months ended September 30, 2020.
Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included herein.

CERC

	Three Months Ended September 30,
	2020		2019
	Revenues from External Customers	Net Income (Loss)	Revenues from External Customers	Net Income (Loss)
	(in millions)
Natural Gas Distribution	$422	$1	$415	$5
Corporate and Other	4	(7)	5	(15)
Continuing Operations	$426	(6)	$420	(10)
Discontinued Operations, net		2		3
Consolidated		$(4)		$(7)

	Nine Months Ended September 30,
	2020		2019
	Revenues from External Customers	Net Income (Loss)	Revenues from External Customers	Net Income (Loss)
	(in millions)
Natural Gas Distribution	$1,910	$155	$2,152	$134
Corporate and Other	10	(13)	6	(32)
Continuing Operations	$1,920	142	$2,158	102
Discontinued Operations, net		(66)		57
Consolidated		$76		$159

CenterPoint Energy and CERC

	Total Assets
	September 30, 2020		December 31, 2019
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Houston Electric T&D	$11,296	$—	$11,264	$—
Indiana Electric Integrated	3,142	—	3,168	—
Natural Gas Distribution	14,297	7,809	14,105	7,698
Midstream Investments	805	—	2,473	—
Corporate and Other, net of eliminations	3,165	(30)	2,555	(90)
Continuing Operations	32,705	7,779	33,565	7,608
Assets Held for Sale	—	—	1,964	904
Consolidated	$32,705	$7,779	$35,529	$8,512

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

	Nine Months Ended September 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$324	$176	$88	$364	$203	$88
Income tax payments, net	117	33	4	174	93	3

	Nine Months Ended September 30,
	2020			2019
Non-cash transactions:
Accounts payable related to capital expenditures	220	121	72	178	91	75
ROU assets obtained in exchange for lease liabilities (1)	14	—	5	43	1	28
Beneficial conversion feature	32	—	—	—	—	—
Amortization of beneficial conversion feature	(25)	—	—	—	—	—

(1)2019 includes the transition impact of adoption of ASU 2016-02 Leases.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows and has not been recast to exclude the Infrastructure Services and Energy Services Disposal Groups as of December 31, 2019.

	September 30, 2020			December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents	$185	$172	$2	$241	$216	$2
Restricted cash included in Prepaid expenses and other current assets	23	16	—	30	19	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$208	$188	$2	$271	$235	$2

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

The table below summarizes CenterPoint Energy money pool activity:

	September 30, 2020		December 31, 2019
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$25	$—	$481	$—
Weighted average interest rate	0.19%	0.19%	1.98%	1.98%

(1)Included in Accounts and notes receivable (payable)–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets.

Houston Electric and CERC affiliate related net interest income (expense) were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense) (1)	$—	$—	$5	$1	$—	$—	$14	$3

(1)Interest income is included in Other income (expense), net and interest expense is included in Interest and other finance charges on Houston Electric’s and CERC’s respective Condensed Statements of Consolidated Income.

CenterPoint Energy provides some corporate services to Houston Electric and CERC. The costs of services have been charged directly to Houston Electric and CERC using methods that management believes are reasonable. These methods include usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. Houston Electric provides certain services to CERC. These services are billed at actual cost, either directly or as an allocation and include fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. Additionally, CERC provides certain services to Houston Electric. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. These charges are not necessarily indicative of what would have been incurred had Houston Electric and CERC not been affiliates.

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$48	$52	$38	$31	$142	$156	$132	$106
Net affiliate service charges (billings)	(4)	4	(3)	3	(14)	14	(7)	7

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$52	$8	$60	$16	$457	$80	$100	$119
Cash contribution from parent	—	—	—	—	—	—	590	—
Capital distribution to parent associated with the sale of CES	—	—	—	—	—	286	—	—
Property, plant and equipment from parent (1)	35	23	—	—	35	23	—	—

(1)Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(19) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy paid dividends on its Common Stock during the nine months ended September 30, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share (1)	Total (in millions)
February 3, 2020	February 20, 2020	March 12, 2020	$0.2900	$145
April 24, 2020	May 21, 2020	June 11, 2020	0.1500	82
July 29, 2020	August 20, 2020	September 10, 2020	0.1500	82
Total 2020			$0.5900	$309

December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
April 25, 2019	May 16, 2019	June 13, 2019	0.2875	144
July 31, 2019	August 15, 2019	September 12, 2019	0.2875	145
Total 2019			$0.8625	$433

(1)On April 1, 2020, in response to the reduction in cash flow related to the reduction in Enable quarterly common unit distributions announced by Enable on April 1, 2020, CenterPoint Energy announced a reduction of its quarterly Common Stock dividend per share from $0.2900 to $0.1500.

CenterPoint Energy paid dividends on its Series A Preferred Stock during the nine months ended September 30, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
February 3, 2020	February 14, 2020	March 2, 2020	$30.6250	$25
July 29, 2020	August 14, 2020	September 1, 2020	30.6250	24
Total 2020			$61.2500	$49

December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
July 31, 2019	August 15, 2019	September 3, 2019	30.6250	24
Total 2019			$62.7813	$50

CenterPoint Energy paid dividends on its Series B Preferred Stock during the nine months ended September 30, 2020 and 2019 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
February 3, 2020	February 14, 2020	March 2, 2020	$17.5000	$17
April 24, 2020	May 15, 2020	June 1, 2020	17.5000	17
July 29, 2020	August 14, 2020	September 1, 2020	17.5000	17
Total 2020			$52.5000	$51

December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
April 25, 2019	May 15, 2019	June 3, 2019	17.5000	17
July 31, 2019	August 15, 2019	September 3, 2019	17.5000	17
Total 2019			$52.5000	$51

CenterPoint Energy paid dividends on its Series C Preferred Stock during the nine months ended September 30, 2020 as presented in the table below:

Declaration Date		Record Date	Payment Date	Per Share	Total (in millions)
April 24, 2020	(1)	May 21, 2020	June 11, 2020	$0.1500	$7
July 29, 2020		August 20, 2020	September 10, 2020	0.1500	7
Total 2020				$0.3000	$14

(1)Declaration date for dividends on Common Stock. The Series C Preferred Stock is entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock.

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Series A Preferred Stock	$12	$12	$37	$37
Series B Preferred Stock	17	17	51	51
Series C Preferred Stock	7	—	14	—
Preferred dividend requirement	36	29	102	88
Amortization of beneficial conversion feature	16	—	25	—
Total income allocated to preferred shareholders	$52	$29	$127	$88

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(84)	$—	$10	$(105)	$(15)	$5
Other comprehensive loss before reclassifications:
Deferred loss from interest rate derivatives (1)	—	—	—	(2)	—	—
Other comprehensive income (loss) from unconsolidated affiliates	1	—	—	(2)	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (2)	2	—	—	2	—	—
Tax expense	(1)	—	—	—	—	—
Net current period other comprehensive income (loss)	2	—	—	(2)	—	—
Ending Balance	$(82)	$—	$10	$(107)	$(15)	$5

	Nine Months Ended September 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(98)	$(15)	$10	$(108)	$(14)	$5
Other comprehensive loss before reclassifications:
Deferred loss from interest rate derivatives (1)	—	—	—	(3)	(1)	—
Other comprehensive loss from unconsolidated affiliates	(2)	—	—	(2)	—	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	1	—	—	1	—	—
Actuarial losses (2)	5	—	—	6	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	—	—	—	1	—	—
Reclassification of deferred loss from cash flow hedges (3)	19	19	—	—	—	—
Tax expense	(7)	(4)	—	(2)	—	—
Net current period other comprehensive income (loss)	16	15	—	1	(1)	—
Ending Balance	$(82)	$—	$10	$(107)	$(15)	$5

(1)Gains and losses are reclassified from Accumulated other comprehensive income into income when the hedged transactions affect earnings. The reclassification amounts are included in Interest and other finance charges in each of the Registrants’ respective Statements of Consolidated Income. Over the next twelve months estimated amortization from Accumulated Comprehensive Income into income is expected to be immaterial.

(2)Amounts are included in the computation of net periodic cost and are reflected in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income.

(3)The cost of debt approved by the PUCT as part of Houston Electric’s Stipulation and Settlement Agreement included unrealized gains and losses on interest rate hedges. Accordingly, deferred gains and losses on interest rate hedges were reclassified to regulatory assets or liabilities, as appropriate.

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

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	October 29, 2020	November 19, 2020	December 10, 2020	$0.1500
Series B Preferred Stock	October 29, 2020	November 13, 2020	December 1, 2020	17.5000
Series C Preferred Stock (1)	October 29, 2020	November 19, 2020	December 10, 2020	0.1500

(1)The Series C Preferred Stock is entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock.

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units	November 3, 2020	November 17, 2020	November 24, 2020	$0.16525	$39
Enable Series A Preferred Units	November 3, 2020	November 3, 2020	November 13, 2020	0.62500	9

Series C Preferred Stock

On November 2, 2020, CenterPoint Energy received notification of the intent for a shareholder to convert 100,000 shares of Series C Preferred Stock. The expected conversion date is November 6, 2020. As a result of the conversion, 6,531,677 shares of Common Stock will be issued, and the outstanding number of shares of Series C Preferred Stock will decrease to 625,000.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

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

RECENT EVENTS

COVID-19 Impacts. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter in place and “stay-at-home” orders in our service territories. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. Governing authorities continue to reassess re-opening approaches and decisions for their respective jurisdictions given the number of COVID-19 cases and hospitalizations. The COVID-19 outbreak may significantly worsen in the United States during the upcoming winter months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed.

We have experienced some resulting disruptions to our business operations, as these restrictions significantly impacted, and may continue to impact, many sectors of the economy with various businesses curtailing or ceasing normal operations. For example, since mid-March, we have had to restrict access to certain office locations around the United States. However, as of the date of this Form 10-Q, we have increased the permitted occupancy of certain of our offices and facilities. The rest of our office-based personnel continue to be productive through alternate work arrangements, leveraging a strong technology platform to support our employees working remotely to perform their duties or directly from their vehicles to serve our customers. Where we must maintain a presence in the field, we have adjusted our operational protocols to minimize exposure and risk to our field personnel, customers and the communities we serve, including, among other things, modifying our work schedules and reporting locations, delaying certain work types, such as maintenance and capital projects, and adjusting project scope and scale to adhere to safety protocols, while continuing to maintain the work activities necessary for safe and reliable service to our customers with increased safety precautions. While certain of our personnel have been, and may continue to be, quarantined, our operations and corporate functions have not been adversely affected to date.

Certain of our NGD service territories were impacted by Hurricane Laura in August 2020 and Hurricanes Delta and Zeta in October 2020. While our NGD field personnel assessed and stabilized our impacted NGD facilities, our electric operations mutual assistance crews from Texas and Indiana worked safely to support the storm restoration efforts of other impacted utilities. Despite COVID-19 conditions, neither our personnel nor our facilities experienced significant performance or operational impacts from Hurricanes Laura, Delta and Zeta.

Our first priority in our response to this crisis has been the health and safety of our employees, our customers and other business counterparties. Because we provide a critical service to our customers, it is paramount that we keep our employees who operate our business safe and informed, and we have taken and are updating precautions for that purpose. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations under the circumstances. When an employee tests positive for COVID-19, we investigate appropriately and take action to identify and notify potentially exposed individuals, coordinate testing and clean work locations, among other precautionary measures. If our employees feel sick or are awaiting COVID-19 test results, they do not report to their respective work locations to protect the health and safety of other employees. In addition, we have assessed and updated our existing business continuity plans for each of our business units in the context of this pandemic. We have a corporate response planning team who assesses risks to the business, including for health, safety and environmental matters and personnel issues, and addresses various impacts of the situation, as they have been developing. We also have modified certain business practices (including those related to employee travel, employee work locations and participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented. We are continuing to work with our suppliers to understand the potential impacts to our supply chain, including identifying any negative impacts to material supplies, working to mitigate them and pre-planning for longer-term emergency response protocols. Since March 2020, we have not experienced significant disruptions or challenges with respect to our supply chain from the COVID-19 pandemic as a result of the aforementioned efforts with our core vendors and suppliers. This is a continuously evolving situation and could lead to further disruption of economic activity in our markets; we will continue to monitor developments affecting our workforce, our customers and our suppliers and take additional precautions as we believe are warranted.

An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the United States has resulted in, and could continue to result in, lower growth, including customer growth, and reduced demand for and usage of electricity and natural gas in our service territories as customer facilities continue to close or remain closed. While residential electric usage has increased as individuals continue to stay at home or work remotely, our business has experienced reduced demand and usage among our electric and natural gas commercial and industrial customers as well as a decrease in revenues from disconnections and reconnections due to the disconnect moratoriums across our service territories due to COVID-19, which have now expired or will expire in the fourth quarter of 2020 in certain of the Registrants’ service territories. Certain aspects of Houston Electric’s rate design could mitigate the negative impact of reduced demand among commercial and industrial users. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, has also been negatively impacted under the current economic conditions. For Houston Electric, we are following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. Benefits under the COVID-19 ERP ended on September 30, 2020. Houston Electric has not experienced significant impacts with respect to its customers meeting their payment obligations since March 2020. In our NGD service territories and for Indiana Electric, we informed customers that disconnections for non-payment had been temporarily suspended and in certain service territories continue to be temporarily suspended. However, the disconnect moratoriums have now either expired or will expire during the fourth quarter of 2020 in certain of the Registrants’ service territories. As a result of the disconnect moratoriums across our NGD service territories and other payment deferrals or arrangements, days outstanding on receivables and uncollectible accounts have increased, resulting in an increase to allowance for doubtful accounts. To the extent these conditions in our service territories persist, our bad debt expense from uncollectible accounts could continue to increase, negatively impacting our financial condition, results of operations and cash flows. Our NGD service territories and Indiana Electric have either (1) received authority from their public utility commissions to defer bad debt expense associated with COVID-19 as a regulatory asset or (2) exercised existing authority to recover bad debt expense through an existing tracking mechanism. Additionally, while we have not experienced delays to date due to COVID-19 with respect to our regulatory proceedings, we could experience significant delays in scheduling proceedings or hearings and in obtaining orders from regulatory agencies. Any such delays could adversely affect our future results of operations.

Due to macroeconomic conditions and the decline in our Common Stock price, we identified a triggering event to perform an interim goodwill impairment test as of March 31, 2020 and recognized a non-cash goodwill impairment charge of $185 million in our Indiana Electric Integrated reporting unit for the three months ended March 31, 2020. For further discussion of this impairment, see Note 10 to the Interim Condensed Financial Statements. CenterPoint Energy and CERC did not identify triggering events in the three months ended June 30, 2020, and goodwill impairment tests were not required or performed as of June 30, 2020. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

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

Enable Quarterly Distributions. The price of, and global demand for, natural gas, NGLs and crude oil have declined significantly in part as a result of the ongoing spread and economic effects of the COVID-19 pandemic and the significant governmental measures being implemented to control the spread of COVID-19 and have remained depressed relative to pre-pandemic levels. Further, financial market declines and volatility, together with deteriorating credit, liquidity concerns, decreasing production, and increasing inventories, are conditions that are associated with a general economic downturn. Producers have announced and begun to implement plans to reduce production and decrease the drilling and completion of wells in response to these conditions, which include reductions in the exploration, development and production activity across Enable’s areas of operation. As a result, the effects of the COVID-19 pandemic and the decline in demand and price for natural gas, NGLs and crude oil have and may continue to negatively impact the demand for midstream services. In response to the impacts of these developments on its business, on April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. To the extent such economic conditions persist or further deteriorate, quarterly distributions on Enable’s common units may be subject to further reductions. For further information, see “—Liquidity and Capital Resources—Future Sources and Uses of Cash” below.

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

Enable Investment Impairment. CenterPoint Energy recognized a loss of $1,499 million on its investment in Enable for the nine months ended September 30, 2020. This loss included an impairment charge on its investment in Enable of $1,541 million and CenterPoint Energy’s interest in Enable’s $225 million impairment on an equity method investment. For further discussion, see Note 9 to the Interim Condensed Financial Statements.

CenterPoint Energy Leadership Transition. On June 30, 2020, the Board of Directors appointed David J. Lesar to the position of President and Chief Executive Officer, effective July 1, 2020. On September 15, 2020, Jason P. Wells was appointed to the position of Executive Vice President and Chief Financial Officer, effective September 28, 2020.

Business Review and Evaluation Committee. On May 6, 2020, the Board of Directors established a Business Review and Evaluation Committee, which was designed to assist the Board of Directors in evaluating and optimizing the various businesses, assets and ownership interests currently held by CenterPoint Energy. In October 2020, the Business Review and Evaluation Committee completed its review and has made final recommendations to the full Board of Directors for its consideration.

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

Debt Transactions. In June 2020, Houston Electric issued $300 million aggregate principal amount of general mortgage bonds. In September 2020, SIGECO completed the remarketing of two series of tax-exempt debt of approximately $38 million aggregate principal amount. In September 2020, VCC terminated its $200 million credit agreement. In September 2020, CERC Corp. provided notice of redemption relating to $593 million aggregate principal amount of its senior notes, which were redeemed in full in October 2020. In October 2020, CERC Corp. issued $500 million aggregate principal amount of senior notes. For more information, see Note 12 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

Income (loss) available to common shareholders for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019		Increase (Decrease)
	(in millions)
Houston Electric T&D	$157	$185	$(28)	$281	$315		$(34)
Indiana Electric Integrated	31	34	(3)	(121)	41	(1)	(162)
Natural Gas Distribution	5	6	(1)	242	149	(2)	93
Total Utility Operations	193	225	(32)	402	505		(103)
Midstream Investments (3)	(62)	50	(112)	(1,165)	124		(1,289)
Corporate & Other (4)	(56)	(53)	(3)	(155)	(172)		17
Discontinued Operations	(6)	19	(25)	(182)	89		(271)
Total CenterPoint Energy	$69	$241	(172)	$(1,100)	$546		(1,646)

(1)Represents February 1, 2019 through September 30, 2019 results only due to the Merger.

(2)Includes only February 1, 2019 through September 30, 2019 results of acquired natural gas businesses only due to the Merger.

(3)For a discussion of earnings from CenterPoint Energy’s equity investment in Enable, see Note 9 to the Interim Condensed Financial Statements.

(4)Includes energy performance contracting and sustainable infrastructure services through ESG, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Income available to common shareholders decreased $172 million primarily due to:

•our share of Enable’s impairment of an equity method investment and decreased earnings at Enable further discussed in Note 9 to the Interim Condensed Financial Statements; and

•impacts related to COVID-19; and

•increased preferred stock dividend requirements.

These impacts were offset by the following:

•rate relief; and

•continued customer growth.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Income available to common shareholders decreased $1,646 million primarily due to:

•the impairment of our investment in Enable, our share of Enable’s impairment of an equity method investment and decreased earnings at Enable further discussed in Note 9 to the Interim Condensed Financial Statements;

•the impairment of Indiana Electric Integrated further discussed in Note 10 to the Interim Condensed Financial Statements;

•loss and impairments on held for sale of the Infrastructure Services and Energy Services Disposal Groups;

•impacts related to COVID-19; and

•increased preferred stock dividend requirements.

These impacts were offset by the following:

•rate relief;

•continued customer growth;

•operation and maintenance expense discipline; and

•the impact of nine months in 2020 versus eight months in 2019 for acquired businesses.

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

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

As of January 1, 2020, each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments rather than the previous measure of operating income. Segment results include inter segment interest income and expense, which may result in inter segment profit and loss. Certain prior year amounts have been reclassified to conform to the current year presentation.

Following the divestiture of the Infrastructure Services and Energy Services Disposal Groups, which accounted for a substantial portion of CenterPoint Energy’s non-utility activities, CenterPoint Energy is now focused on its utility operations conducted through three reportable segments, Houston Electric T&D, Indiana Electric Integrated and Natural Gas Distribution, which are collectively referred to herein as Utility Operations. The following discussion of results of operations by reportable segment concentrates on CenterPoint Energy’s Utility Operations.

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

The following table provides summary data of the Houston Electric T&D reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in millions, except operating statistics)
Revenues	$828	$859	$(31)	$2,186	$2,313	$(127)
Expenses:
Operation and maintenance	381	359	22	1,104	1,086	18
Depreciation and amortization	151	168	(17)	420	519	(99)
Taxes other than income taxes	64	63	1	192	186	6
Total expenses	596	590	6	1,716	1,791	(75)
Operating Income	232	269	(37)	470	522	(52)
Other Income (Expense)
Interest expense and other finance charges	(50)	(50)	—	(149)	(154)	(5)
Interest income	1	9	(8)	3	22	(19)
Other income (expense), net	—	(2)	2	4	(5)	9
Income from Continuing Operations Before Income Taxes	183	226	(43)	328	385	(57)
Income tax expense	26	41	(15)	47	70	(23)
Net Income (1)	$157	$185	(28)	$281	$315	(34)
Throughput (in GWh):
Residential	11,237	11,224	—%	25,028	24,392	3%
Total	28,031	28,379	(1)%	71,293	71,417	—%
Weather (percentage of 10-year average for service area):
Cooling degree days	106%	110%	(4)%	109%	106%	3%
Heating degree days	—%	—%	—%	68%	93%	(25)%
Number of metered customers at end of period:
Residential	2,291,038	2,232,740	3%	2,291,038	2,232,740	3%
Total	2,586,093	2,523,450	2%	2,586,093	2,523,450	2%

(1)Net income for CenterPoint Energy’s Houston Electric T&D reportable segment differs from net income for Houston Electric due to weather hedge gains (losses) recorded at CenterPoint Energy that are not recorded at Houston Electric. Utility revenues in CenterPoint Energy’s Condensed Statements of Consolidated Income included weather hedge gains (losses) of $-0- and $4 million for the three and nine months ended September 30, 2020, respectively, and $-0- and $3 million for the three and nine months ended September 30, 2019, respectively, for CenterPoint Energy’s Houston Electric T&D reportable segment. See Note 7(a) to the Interim Condensed Financial Statements for more information on weather hedges.

The following table provides variance explanations by major income statement caption for the Houston Electric T&D reportable segment:

	Increase (Decrease)
	Three Months Ended September 30, 2020 vs 2019	Nine Months Ended September 30, 2020 vs 2019
	(in millions)
Revenues
Customer rates and impact of the change in rate design	$(119)	$(205)
Impacts of COVID-19	(15)	(32)
Weather impacts and other usage	2	3
Impacts from increased peak demand in 2019, collected in rates in 2020	4	11
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	126	230
Refund of protected and unprotected EDIT, offset in income tax expense	(14)	(22)
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(4)	(14)
Customer growth	11	27
Miscellaneous revenues, primarily related to service connections	3	4
AMS, offset in depreciation and amortization below	—	(2)
Bond Companies	(25)	(126)
Energy efficiency, offset in operation and maintenance	—	(1)
Total	$(31)	$(127)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues	$15	$41
Labor and benefits, primarily due to timing of short-term incentive compensation	6	(2)
Contract services	(4)	(10)
Support services	6	1
All other operation and maintenance expense, including materials and supplies and insurance	(4)	(6)
Merger severance costs	3	(3)
Bond Companies	—	(2)
Energy efficiency, offset in revenues	—	(1)
Total	$22	$18
Depreciation and amortization
Ongoing additions to plant-in-service	$7	$21
AMS, offset by revenues	—	(2)
Bond Companies	(24)	(118)
Total	$(17)	$(99)
Taxes other than income taxes
Incremental capital projects placed in service	$1	$4
Franchise fees and other taxes	—	2
Total	$1	$6
Interest expense and other finance charges
Debt to fund incremental capital projects	$2	$5
Bond Companies	(2)	(10)
Total	$—	$(5)
Interest income
Investments in CenterPoint Energy Money Pool	$(7)	$(16)
Bond Companies	(1)	(3)
Total	$(8)	$(19)
Other income (expense), net
Reduction to non-service benefit cost	$2	$9
Total	$2	$9

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 13 to the Interim Condensed Financial Statements.

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

The following table provides summary data of CenterPoint Energy’s Indiana Electric Integrated reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019 (1)	Increase (Decrease)
	(in millions, except operating statistics)
Revenues	$157	$165	$(8)	$414	$388	$26
Utility natural gas, fuel and purchased power	41	46	(5)	108	112	(4)
Revenues less Utility natural gas, fuel and purchased power	116	119	(3)	306	276	30
Expenses:
Operation and maintenance	46	42	4	128	136	(8)
Depreciation and amortization	26	25	1	77	66	11
Taxes other than income taxes	4	4	—	12	10	2
Goodwill impairment	—	—	—	185	—	185
Total expenses	76	71	5	402	212	190
Operating Income	40	48	(8)	(96)	64	(160)
Other Income (Expense)
Interest expense and other finance charges	(5)	(6)	(1)	(16)	(16)	—
Other income, net	3	1	2	6	3	3
Income (Loss) from Continuing Operations Before Income Taxes	38	43	(5)	(106)	51	(157)
Income tax expense	7	9	(2)	15	10	5
Net Income (Loss)	$31	$34	(3)	$(121)	$41	(162)
Throughput (in GWh):
Residential	438	457	(4)%	1,085	978	11%
Total	1,421	1,555	(9)%	3,630	3,568	2%
Weather (percentage of 10-year average for service area):
Cooling degree days	104%	113%	(9)%	104%	114%	(10)%
Heating degree days	99%	99%	—%	93%	95%	(2)%
Number of metered customers at end of period:
Residential	129,817	128,381	1%	129,817	128,381	1%
Total	148,925	147,337	1%	148,925	147,337	1%

(1)Represents February 1, 2019 through September 30, 2019 results only due to the Merger.

The following table provides variance explanations by major income statement caption for the Indiana Electric Integrated reportable segment:

	Increase (Decrease)
	Three Months Ended September 30, 2020 vs 2019	Nine Months Ended September 30, 2020 vs 2019
	(in millions)
Revenues less Utility natural gas, fuel and purchased power
Impacts of COVID-19	$(4)	$(10)
Weather impacts and other usage	(2)	(3)
Electric infrastructure revenue, primarily from TDSIC	3	9
Nine months in 2020 versus eight months in 2019	—	34
Total	$(3)	$30
Operation and maintenance
Generation plant, primarily from increased plant outages in 2019	$2	$(8)
Transmission and distribution electric operations and infrastructure	2	1
Support services	1	1
Merger-related severance and incentive compensation costs in 2019	(1)	(19)
Nine months in 2020 versus eight months in 2019	—	17
Total	$4	$(8)
Depreciation and amortization
Ongoing additions to plant-in-service	$1	$3
Nine months in 2020 versus eight months in 2019	—	8
Total	$1	$11
Taxes other than income taxes
Incremental capital projects placed in service	$—	$1
Nine months in 2020 versus eight months in 2019	—	1
Total	$—	$2
Goodwill impairment
See Note 10 for further information	$—	$185
Total	$—	$185
Interest expense and other finance charges
Debt refinancing at lower rates	$(1)	$—
Total	$(1)	$—
Other income (expense), net
AFUDC equity on capital projects	$2	$3
Total	$2	$3

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 13 to the Interim Condensed Financial Statements.

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

The following table provides summary data of CenterPoint Energy’s Natural Gas Distribution reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019 (1)	Increase (Decrease)
	(in millions, except operating statistics)
Revenues	$560	$541	$19	$2,519	$2,629	$(110)
Cost of revenues (2)	131	136	(5)	888	1,145	(257)
Revenues less Cost of revenues	429	405	24	1,631	1,484	147
Expenses:
Operation and maintenance	239	226	13	738	780	(42)
Depreciation and amortization	115	108	7	339	310	29
Taxes other than income taxes	52	43	9	175	149	26
Total expenses	406	377	29	1,252	1,239	13
Operating Income	23	28	(5)	379	245	134
Other Income (Expense)
Interest expense and other finance charges	(29)	(24)	5	(90)	(71)	19
Interest income	2	5	(3)	5	6	(1)
Other expense, net	—	(5)	5	(2)	(6)	4
Income (Loss) from Continuing Operations Before Income Taxes	(4)	4	(8)	292	174	118
Income tax expense (benefit)	(9)	(2)	(7)	50	25	25
Net Income	$5	$6	(1)	$242	$149	93
Throughput (in BCF):
Residential	18	16	13%	157	160	(2)%
Commercial and Industrial	84	88	(5)%	317	326	(3)%
Total	102	104	(2)%	474	486	(2)%
Weather (percentage of 10-year average for service area):
Heating degree days	100%	18%	82%	90%	100%	(10)%
Number of metered customers at end of period:
Residential	4,295,169	4,194,232	2%	4,295,169	4,194,232	2%
Commercial and Industrial	346,641	344,858	1%	346,641	344,858	1%
Total	4,641,810	4,539,090	2%	4,641,810	4,539,090	2%

(1)Includes only February 1, 2019 through September 30, 2019 results of acquired natural gas businesses only due to the Merger.

(2)Includes Utility natural gas, fuel and purchased power and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations by major income statement caption for the Natural Gas Distribution reportable segment:

	Increase (Decrease)
	Three Months Ended September 30, 2020 vs 2019	Nine Months Ended September 30, 2020 vs 2019
	(in millions)
Revenues less Cost of revenues
Rate increases exclusive of the TCJA impact below	$24	$92
Impacts of COVID-19	(4)	(19)
Weather and usage, excluding impacts from COVID-19	(3)	(1)
Customer growth	5	14
Refund of protected and unprotected EDIT, offset in income tax expense	(2)	(1)
Nine months in 2020 versus eight months in 2019 in Indiana and Ohio jurisdictions	—	65
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	2	4
Energy efficiency, offset in operation and maintenance below	1	—
Gross receipts tax, offset in taxes other than income taxes below	1	(7)
Total	$24	$147
Operation and maintenance
Labor and benefits, primarily from lower headcount in 2019	$13	$4
Contracted services	(8)	(16)
Support services	8	7
Other operating and maintenance expense, including material and supplies and insurance	(2)	(6)
Nine months in 2020 versus eight months in 2019 in Indiana and Ohio jurisdictions	—	14
Energy efficiency, offset in revenues less cost of revenues above	1	—
Merger severance costs	1	(45)
Total	$13	$(42)
Depreciation and amortization
Incremental capital projects placed in service	$7	$18
Nine months in 2020 versus eight months in 2019 in Indiana and Ohio jurisdictions	—	11
Total	$7	$29
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues above	$1	$(7)
Nine months in 2020 versus eight months in 2019 in Indiana and Ohio jurisdictions	—	6
Incremental capital projects placed in service	8	27
Total	$9	$26
Interest expense and other finance charges
Debt to fund incremental capital projects	$5	$16
Nine months in 2020 versus eight months in 2019 in Indiana and Ohio jurisdictions	—	3
Total	$5	$19
Interest income
Money pool investments with CenterPoint Energy	$(3)	$(1)
Total	$(3)	$(1)
Other income (expense), net
Reduction to non-service benefit cost	$5	$4
Total	$5	$4

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 13 to the Interim Condensed Financial Statements.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in millions)
Net income (1)	$157	$185	$(28)	$277	$312	$(35)

(1)Excludes weather hedge gains of $-0- and $4 million for the three and nine months ended September 30, 2020, respectively, and weather hedge gains of $-0- and $3 million for the three and nine months ended September 30, 2019, respectively, recorded in Utility revenues on CenterPoint Energy’s Condensed Statements of Consolidated Income. See Note 7(a) to the Interim Condensed Financial Statements for more information on the weather hedge.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Net income decreased $28 million primarily due to:

•changes in rates and rate design;

•impacts related to COVID-19;

•depreciation and property taxes related to ongoing additions to plant-in service; and

•reduced interest income from investments in the CenterPoint Energy money pool.

These impacts were offset by continued customer growth.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Net income decreased $35 million primarily due to:

•changes in rates and rate design;

•lower equity return;

•impacts related to COVID-19;

•depreciation and property taxes related to ongoing additions to plant-in service; and

•reduced interest income from investments in the CenterPoint Energy money pool.

These impacts were offset by the following:

•continued customer growth; and

•operation and maintenance expense discipline.

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs, income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas Distribution and Competitive Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

Net income (loss) for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in millions, except per share amounts)
Natural Gas Distribution	$1	$5	$(4)	$155	$134	$21
Corporate & Other (1)	(7)	(15)	8	(13)	(32)	19
Discontinued Operations	2	3	(1)	(66)	57	(123)
Total CERC	$(4)	$(7)	$3	$76	$159	$(83)

(1)Includes unallocated corporate costs, interest income, interest expense and intercompany eliminations.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Net income increased $3 million primarily due to:

•rate relief; and

•continued customer growth.

These impacts were offset by the following:

•impacts related to COVID-19;

•labor and benefit costs associated with higher headcount; and

•costs associated with incremental capital projects placed in service.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Net income decreased $83 million primarily due to:

•impacts related to COVID-19;

•costs associated with incremental capital projects placed in service; and

•impairment of the Energy Services Disposal Group.

These impacts were offset by the following:

•rate relief;

•continued customer growth; and

•operation and maintenance expense discipline.

Discontinued Operations. On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. Accordingly, the previously reported Energy Services reportable segment has been eliminated. The transaction closed on June 1, 2020. For further information, see Note 3 to the Interim Condensed Financial Statements.

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

CERC’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

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

The following table provides summary data of CERC’s Natural Gas Distribution reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(in millions, except operating statistics)
Revenues	$422	$415	$7	$1,910	$2,152	$(242)
Cost of revenues (1)	108	116	(8)	730	1,007	(277)
Revenues less Cost of revenues	314	299	15	1,180	1,145	35
Expenses:
Operation and maintenance	185	173	12	568	592	(24)
Depreciation and amortization	78	72	6	226	218	8
Taxes other than income taxes	39	34	5	133	120	13
Total expenses	302	279	23	927	930	(3)
Operating Income	12	20	(8)	253	215	38
Other Income (Expense)
Interest expense and other finance charges	(21)	(16)	5	(62)	(54)	8
Interest income	1	2	(1)	4	5	(1)
Other income (expense), net	(1)	(3)	2	(5)	(8)	3
Income from Continuing Operations Before Income Taxes	(9)	3	(12)	190	158	32
Income tax expense	(10)	(2)	(8)	35	24	11
Net Income	$1	$5	(4)	$155	$134	21
Throughput (in BCF):
Residential	14	12	17%	110	125	(12)%
Commercial and Industrial	48	53	(9)%	189	214	(12)%
Total	62	65	(5)%	299	339	(12)%
Weather (percentage of 10-year average for service area):
Heating degree days	100%	18%	82%	90%	100%	(10)%
Number of metered customers at end of period:
Residential	3,329,032	3,250,810	2%	3,329,032	3,250,810	2%
Commercial and Industrial	258,660	257,655	—%	258,660	257,655	—%
Total	3,587,692	3,508,465	2%	3,587,692	3,508,465	2%

(1)Includes Utility natural gas and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations by major income statement caption for CERC’s Natural Gas Distribution reportable segment:

	Increase (Decrease)
	Three Months Ended September 30, 2020 vs 2019	Nine Months Ended September 30, 2020 vs 2019
	(in millions)
Revenues less Cost of revenues
Rate increases exclusive of the TCJA impact below	$14	$52
Impacts of COVID-19	(3)	(15)
Weather and usage, excluding impacts from COVID-19	(3)	(2)
Refund of protected and unprotected EDIT, offset in income tax expense	(2)	—
Customer growth	4	9
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	3	3
Energy efficiency, offset in operation and maintenance below	1	(8)
Gross receipts tax, offset in taxes other than income taxes below	1	(4)
Total	$15	$35
Operation and maintenance
Labor and benefits, primarily from lower headcount in 2019	$13	$7
Contracted services	(7)	(17)
Support services	5	1
Other operating and maintenance expense, including material and supplies and insurance	—	(4)
Energy efficiency, offset in revenues less cost of revenues above	1	(8)
Merger severance costs	—	(3)
Total	$12	$(24)
Depreciation and amortization
Incremental capital projects placed in service	$6	$8
Total	$6	$8
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues above	$1	$(4)
Incremental capital projects placed in service	4	17
Total	$5	$13
Interest expense and other finance charges
Debt to fund incremental capital projects	$5	$8
Total	$5	$8
Interest income
Money pool investments with CenterPoint Energy	$(1)	$(1)
Total	$(1)	$(1)
Other income (expense), net
Reduction to non-service benefit cost	$2	$3
Total	$2	$3
Income tax savings (expense)
Incremental taxable income	8	(11)
Total increase (decrease)	8	(11)

Total increase (decrease)	#REF!	#REF!
Income tax expense:
Taxable income
Total decrease

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,439	$552	$646	$1,086	$595	$513
Investing activities	(683)	(283)	(339)	(7,775)	(1,504)	(515)
Financing activities	(819)	(316)	(307)	2,708	786	(21)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(1,804)	$(131)	$(2)
Changes in working capital	569	84	126
Change in equity in earnings of unconsolidated affiliates	1,712	—	—
Change in distributions from unconsolidated affiliates (1)	(117)	—	—
Lower pension contribution	10	—	—
Other	(17)	4	9
	$353	$(43)	$133

(1)This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Mergers and acquisitions, net of cash acquired	$5,991	$—	$—
Capital expenditures	(67)	(6)	(78)
Net change in notes receivable from affiliated companies	—	1,228	(36)
Change in distributions from Enable in excess of cumulative earnings	46	—	—
Proceeds from divestitures	1,136	—	286
Other	(14)	(1)	4
	$7,092	$1,221	$176

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the nine months ended September 30, 2020 compared to the same period of 2019:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(2,641)	$—	$(70)
Increased proceeds from issuances of preferred stock	723	—	—
Increased proceeds from issuances of common stock	672	—	—
Net changes in long-term debt outstanding, excluding commercial paper	(2,452)	(167)	—
Net changes in debt issuance costs	15	5	—
Net changes in short-term borrowings	37	5	31
Decreased payment of Common Stock dividends	124	—	—
Increased payment of preferred stock dividends	(13)	—	—
Net change in notes payable from affiliated companies	—	1	—
Contribution from parent	—	(590)	—
Dividend to parent	—	(357)	39
Capital contribution to parent associated with the sale of CES	—	—	(286)
Other	8	1	—
	$(3,527)	$(1,102)	$(286)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining three months of 2020 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$515	$225	$53
Scheduled principal payments on Securitization Bonds	71	71	—
Redemption of CERC Corp.’s 4.50% Senior Notes due 2021	593	—	593
ERCOT loan	5	5	—

The Registrants expect that anticipated cash needs for the remaining three months of 2020 will be met with borrowings under their credit facilities, bank loans, proceeds from the issuance of long-term debt, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper and, with respect to CenterPoint Energy, distributions from Enable. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

On April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. This reduction has resulted in, and is expected to result in, additional quarterly distributions to CenterPoint Energy that fall below CenterPoint Energy’s previously disclosed expected minimum quarterly distribution from Enable of $0.2875 per common unit. This reduction in Enable’s quarterly distributions per common unit is expected to reduce Enable common unit distributions to CenterPoint Energy by approximately $155 million per year assuming no further reductions. To the extent current economic conditions persist or further deteriorate with respect to declines in the price of, and global demand for, natural gas, NGLs and crude oil, quarterly distributions on Enable’s common units may be subject to further reductions.

Additionally, on April 1, 2020, CenterPoint Energy provided a business update related to certain measures it expects to take in response to the current business environment to strengthen its financial position and to adjust for the reduction in cash flow related to the reduction in Enable quarterly common unit distributions discussed above. These measures have included, or are expected to include, reducing CenterPoint Energy’s (i) quarterly common stock dividend per share from $0.2900 to $0.1500; (ii) anticipated 2020 capital spending by approximately $300 million, with CenterPoint Energy continuing to target five-year total capital investment of approximately $13 billion as previously disclosed; and (iii) anticipated operation and maintenance expenses for 2020 by a target of approximately $40 million, excluding certain merger costs, utility costs to achieve savings, severance and amounts with revenue offsets.

The net proceeds of CenterPoint Energy’s sale of the Infrastructure Services Disposal Group were used to repay a portion of outstanding CenterPoint Energy debt, including $200 million of maturing Vectren term loans. The net proceeds of CenterPoint Energy’s sale of the Energy Services Disposal Group were used to repay a portion of outstanding CenterPoint Energy debt.

To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, the Registrants may need to consider alternative sources of funding for some of their operations and for working capital but expect any impacts on their liquidity to be temporary. Any alternative sources of funding may increase the cost of capital and result in higher interest expense. Although CenterPoint Energy customarily satisfies its near-term financing needs with proceeds from commercial paper, CenterPoint Energy utilized its revolving credit facilities in March and April 2020 as a source of funding because market disruptions caused by COVID-19 temporarily limited its access to the commercial paper markets. CenterPoint Energy repaid all outstanding revolving credit facility loans in April 2020 and has resumed normal utilization of commercial paper as such markets have since rebounded as of September 30, 2020. Since CenterPoint Energy’s repayment of its outstanding revolving credit facility loans, CenterPoint Energy has not utilized its revolving credit facilities as a source of liquidity. However, to the extent the capital and other financial markets are again disrupted, CenterPoint Energy may again rely on its revolving credit facilities. Furthermore, the uncertain economic conditions may also result in the inability of the Registrants’ customers and other counterparties to make payments to the Registrants, on a timely basis or at all. Although the Registrants have experienced an increase in days outstanding on receivables and uncollectible accounts during the three and nine months ended September 30, 2020, the Registrants do not expect the increase in days outstanding on receivables and uncollectible accounts to materially impact their liquidity at this time. In the event economic conditions further deteriorate and result in a greater number of customers and counterparties failing to make payments to the Registrants, their businesses, cash flows, liquidity, financial condition and results of operations would be adversely impacted. Under such circumstances, the Registrants would intend to rely on borrowings from the short-term capital markets or under their revolving credit facilities, if needed, to mitigate such effects until cash flows revert to their pre-COVID-19 levels.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 12, guarantees as discussed in Note 14(b) and (c) to the Interim Condensed Financial Statements, we have no off-balance sheet arrangements.

Regulatory Matters

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which we operate have issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. While certain jurisdictions are subject to mandatory stay-at-home and similar orders, essential businesses and activities are exempted from these orders, including utility operations and maintenance. Accordingly, CenterPoint Energy’s crews continue to provide essential service by responding to calls, completing work orders and undertaking other critical work. To protect our customers and employees, we are implementing COVID-19 safety precautions. Although the disconnect moratoriums have either expired or will expire during the fourth quarter of 2020 in certain of the Registrants’ service territories, CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions. We will continue to monitor developments in this area and adjust our response as guidelines and circumstances may require. Additionally, while we have not experienced delays to date due to COVID-19 with respect to our regulatory proceedings, we could experience significant delays in scheduling proceedings or hearings and in obtaining orders from regulatory agencies.
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
▪Transmission and distribution utilities must file a tariff rider to collect funds to reimburse costs related to unpaid bills from eligible residential customers unemployed due to the impacts of COVID-19. The rider is based on $0.33 per MW hour ($0.00033 per KW hour) to be applied to all customer classes. Houston Electric filed its updated tariff implementing the rider on March 31, 2020, which was approved by the PUCT on April 2, 2020.

▪Transmission and distribution utilities entered into no-interest loan agreements with ERCOT to provide for an initial fund balance for reimbursement. On April 13, 2020, in connection with the PUCT’s COVID-19 ERP, Houston Electric entered into a no-interest loan agreement with ERCOT pursuant to which ERCOT loaned Houston Electric approximately $5 million.

▪The fund administered by each transmission and distribution utility for the COVID-19 ERP can also receive donations and grants from governmental entities, corporations, and other entities. Any funds received from other sources shall be administered and treated in the same manner by the transmission and distribution utilities as the funds in the program from the rider.

▪Transmission and distribution utilities may petition the PUCT for changes to the COVID-19 ERP, including the level of the rider in the event that the funds collected are not sufficient to cover reimbursements.

▪REPs will identify eligible customers to the relevant transmission and distribution utilities, and the transmission and distribution utilities will cease charging REPs for associated delivery charges, except securitization related charges. REPs will cease submitting disconnection for non-payment orders to transmission and distribution utilities for eligible customers.

▪The funds collected through the rider will be used to reimburse the following entities and costs: REPs’ energy charges related to eligible residential customers with an unpaid, past due electric bill subject to a disconnection for non-payment notice (reimbursement amounts are based on an average energy cost of $0.04 per KW hour); transmission and distribution utilities’ delivery charges related to eligible residential customers with an unpaid, past due electric bill subject to a disconnection for non-payment notice; the third-party administrator to cover its reasonable costs of administering the COVID-19 ERP eligibility process; and ERCOT for the loan to the transmission and distribution utilities.

▪REPs will submit one spreadsheet with reimbursement claims to transmission and distribution utilities beginning on April 30, 2020 and all subsequent requests that may be made on the 15th of each month, and transmission and distribution utilities will process reimbursement payments within 14 days.

▪Transmission and distribution utilities will prepare reports and file them at the PUCT every 30 days showing aggregate amounts of reimbursements to the transmission and distribution utilities and REPs.
The PUCT issued an order on August 27, 2020 to conclude the COVID-19 ERP. The PUCT determined that enrollment in the COVID-19 ERP would end on August 31, 2020 and benefits under the program ended on September 30, 2020. Final claims for reimbursement must be submitted to transmission and distribution utilities by November 30, 2020. Final program reports must be submitted to the PUCT by January 15, 2021. The transmission and distribution utilities riders will remain in place and reimbursements will continue after the end of the COVID-19 ERP has ended to complete any remaining COVID-19 ERP cost recovery and disburse all reimbursement amounts or remaining balances.

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

Houston Electric Base Rate Case (CenterPoint Energy and Houston Electric)

On April 5, 2019, and subsequently adjusted in errata filings in May and June 2019, Houston Electric filed its base rate application with the PUCT and the cities in its service area to change its rates, seeking approval for revenue increases of approximately $194 million, among other requests. On January 23, 2020, Houston Electric filed a Stipulation and Settlement Agreement with the PUCT that provides for the following, among other things:

•an overall revenue requirement increase of approximately $13 million;

•an ROE of 9.4%;

•a capital structure of 57.5% debt/42.5% equity;

•a refund of unprotected EDIT of $105 million plus carrying costs over approximately 30-36 months; and

•recovery of all retail transmission related costs through the TCRF.

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

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of the Freeport Area Master Plan, which included the Bailey to Jones Creek Project. On November 21, 2019, the PUCT issued its final approval of Houston Electric’s certificate of convenience and necessity application, based on an unopposed settlement agreement under which Houston Electric would construct the project at an estimated cost of approximately $483 million. The actual capital costs of the project will depend on land acquisition costs, construction costs, minor changes to the routing of the line to mitigate environmental and other land use impacts, structure design to address soil and coastal wind conditions, and other factors. In April 2020, a federal court vacated the Army Corps of Engineers Nationwide Permit 12, which Houston Electric intended to use for the project. As a result, Houston Electric filed its individual permit application with the Army Corps of Engineers in accordance with the federal court decision. However, subsequent to filing the individual permit application, the federal court stayed the effectiveness of its order as it applied to the construction of transmission lines such as the Bailey to Jones Creek Project. In July 2020, the stay was extended by the U.S. Supreme Court to apply to a broader range of infrastructure projects and is expected to last through the full appellate process. As a result, the Army Corps of Engineers is proceeding with project review under the general Nationwide Permit 12 permit. Houston Electric has commenced pre-construction activities on the project, and anticipates beginning construction in early 2021 and completing construction and energizing the line before the end of 2021.

Indiana South Base Rate Case (CenterPoint Energy)

On October 30, 2020, Indiana South filed its base rate case with the IURC seeking approval for a revenue increase of approximately $30 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana South’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 6.18% on total rate base of approximately $469 million. Indiana South has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested, and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in September 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. Under Indiana statutory requirements, the IURC has 300 days from the date of the filing of Indiana South’s case-in-chief to issue an order.

Indiana Electric Generation Project (CenterPoint Energy)

Indiana Electric must either (i) make substantial investments in its existing generation resources to comply with environmental regulations or (ii) replace its existing generation with new resources. Indiana requires each electric utility to perform and submit an IRP every three years (unless extended) to the IURC that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next 20-year period. On February 20, 2018, Indiana Electric filed a petition seeking authorization from the IURC to construct a new 700-850 MW natural gas combined cycle generating facility to replace the baseload capacity of its existing generation fleet at an approximate cost of $900 million, which included the cost of a new natural gas pipeline to serve the plant.

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

Indiana Electric A.B. Brown Ash Pond Remediation (CenterPoint Energy)

On August 14, 2019, Indiana Electric filed a petition with the IURC, seeking approval, as a federally mandated project, for the recovery of costs associated with the clean closure of the A.B. Brown ash pond pursuant to Indiana Senate Bill 251. This project, expected to last approximately 14 years, would result in the full excavation and recycling of the ponded ash through agreements with a beneficial reuse entity, totaling approximately $160 million. Under Indiana Senate Bill 251, Indiana Electric seeks authority to recover via a tracking mechanism 80% of the approved costs, with a return on eligible capital investments needed to allow for the extraction of the ponded ash, with the remaining 20% of the costs deferred for recovery in Indiana Electric’s next base rate proceeding. On December 19, 2019 and subsequently on January 10, 2020, Indiana Electric filed a settlement agreement with the intervening parties whereby the costs would be recovered as requested, with an additional commitment by Indiana Electric to offset the federally mandated costs by at least $25 million, representing a combination of total cash proceeds received from the ash reuser and total insurance proceeds to be received from Indiana Electric’s insurers under confidential settlement agreements of litigation filed against the insurers. On May 13, 2020, the IURC approved the settlement agreement in full. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

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

The table below reflects significant applications pending or completed since the Registrants’ combined 2019 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
EECRF	$11	June 2020	March 2021	October 2020	The requested amount is comprised primarily of the following: 2021 Program and Evaluation, Measurement and Verification costs of $39 million, 2019 over recovery of ($1) million and 2019 earned bonus of $12 million. A settlement was approved in October 2020 consisting of 2021 Program and Evaluation, Measurement and Verification costs of $39 million, 2019 over recovery of ($1) million, 2019 earned bonus of $11 million and a black box reduction to revenue requirement of ($1) million.
Rate Case	13	April 2019	April 2020	March 2020	See discussion above under Houston Electric Base Rate Case.
TCOS	17	March 2020	May 2020	May 2020	Based on net change in invested capital of $204 million.
TCOS	16	July 2020	September 2020	September 2020	Based on net change in invested capital of $140 million.
CenterPoint Energy and CERC - Beaumont/East Texas (Railroad Commission)
Rate Case	4	November 2019	November 2020	June 2020	Unanimous settlement agreement approved by the Railroad Commission in June 2020 provides for a $4 million annual increase in current revenues, a refund for an Unprotected EDIT Rider amortized over three years of which $2 million is refunded in the first year and establishes a 9.65% ROE and a 56.95% equity ratio for future GRIP filings for the Beaumont/East Texas jurisdiction. New rates will be effective with October 2020 usage and will be reflected on customers’ bills in November 2020.
CenterPoint Energy and CERC - South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	18	March 2020	June 2020	June 2020	Based on net change in invested capital of $143 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP	(12)	April 2020	October 2020	September 2020	Based on ROE of 9.5% with 50 basis point (+/-) earnings band. Revenue reduction of $12 million based on prior test year true-up earned return on equity of 11.79% combined with projected test year return on equity of 9.43%.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP (1)	2	September 2020	December 2020	TBD	Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside the earnings band, is $3 million based on a test year ended June 2020 and adjusted earned ROE of 5.97%. South Louisiana adjusted ROE of 10.42% for the test year ended June 2020 is inside the band; a decrease of $1 million results from TCJA effects considered outside the earnings band.
CenterPoint Energy and CERC - Minnesota (MPUC)
Decoupling (1)	N/A	September 2020	September 2020	TBD	Represents under-recovery of approximately $2 million recorded for and during the period July 1, 2019 through June 30, 2020, including approximately $1 million related to the period July 1, 2018 through June 30, 2019.
CIP Financial Incentive	9	May 2020	October 2020	August 2020	CIP Financial Incentive based on 2019 activity.
Rate Case (1)	62	October 2019	TBD	TBD	Reflects a proposed 10.15% ROE on a 51.39% equity ratio. Interim rates reflecting an annual increase of $53 million were implemented on January 1, 2020. In September 2020, a settlement that addressed all issues except the Inclusive Financing/Tariffed On Bill Financing (TOB) proposal by the City of Minneapolis was signed by a majority of all parties and was filed with the Office of Administrative Hearings. A stipulation between the City of Minneapolis and CenterPoint Energy addressing the TOB proposal was filed on September 2, 2020. The settlement reflects a $38.5 million increase and is still subject to approval by the MPUC.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC	(2)	March 2020	July 2020	July 2020	Based on ROE of 10% with 50 basis point (+/-) earnings band. Revenue credit of approximately $2 million based on 2019 test year adjusted earned ROE of 15.37%. The OCC approved a unanimous settlement agreement that provides for a revenue credit to customers of $2 million, paid out monthly for the next twelve months.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	2	May 2020	September 2020	September 2020	Based on ROE of 9.292% with 100 basis point (+/-) earnings band. Revenue increase of $2 million based on 2019 test year adjusted earned ROE of 7.90%.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	1	April 2020	July 2020	July 2020	Requested an increase of $13 million to rate base, which reflects a $1 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $1 million annually.
CSIA (1)	2	October 2020	January 2021	TBD	Requested an increase of $13 million to rate base, which reflects a $2 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $(1) million annually.
Rate Case (1)	30	October 2020	September 2021	TBD	Requested an increase of approximately $30 million to operating revenues based on an ROE of 10.15% and an overall rate of return of 6.18% on rate base of $469 million. Projected test year of 2021, with phase one rates in place in September 2021 and phase two rates in place at completion of projected test year.
CenterPoint Energy - Indiana North - Gas (IURC)
CSIA	4	April 2020	July 2020	July 2020	Requested an increase of $35 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $14 million annually.
CSIA (1)	2	October 2020	January 2021	TBD	Requested an increase of $32 million to rate base, which reflects a $2 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in an increase of $(1) million to the previous credit provided, and a change in the total (over)/under-recovery variance of $(6) million annually.
CenterPoint Energy - Ohio (PUCO)
TSCR	N/A	January 2019	July 2020	July 2020	Application to flow back to customers certain benefits from the TCJA. Initial impact reflects credits for 2018 of $(10) million and 2019 of $(9) million, and 2020 of $(7) million, with mechanism that began upon approval from the PUCO effective July 1, 2020.
TSCR (1)	N/A	September 2020	January 2021	TBD	Application to flow back to customers certain benefits from the TCJA. Impact reflects credits for 2021 of $(7) million and includes a reconciliation through August 31, 2020 of $(14) million.
DRR (1)	10	May 2020	September 2020	TBD	Requested an increase of $67 million to rate base for investments made in 2019, which reflects a $10 million annual increase in current revenues. A change in (over)/under-recovery variance of $2 million annually is also included in rates.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC	4	February 2020	May 2020	May 2020	Requested an increase of $34 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $2 million annually.
ECA	10	May 2020	August 2020	October 2020	Requested an increase of $49 million to rate base, which reflects a $10 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also included a change in (over)/under-recovery variance of $4 million annually.
TDSIC (1)	3	August 2020	November 2020	TBD	Requested an increase of $36 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $(1) million.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

TCJA-related 2018 tax expense refunds are currently included in the Registrants’ existing rates and are therefore reducing the Registrants’ current annual revenue. The TCJA-related 2018 tax expense refunds for Houston Electric were completed in September 2019. However, in Houston Electric’s rate case filed in April 2019, and subsequently adjusted in errata filings in

May and June 2019, pursuant to the Stipulation and Settlement Agreement, Houston Electric will return unprotected EDIT net regulatory liability balance to customers, through a separate rider and its wholesale transmission tariff over approximately three years and the TCJA-related protected EDIT balance over ARAM. As of September 30, 2020, the balances of the net unprotected EDIT regulatory liability and protected EDIT regulatory liability were $65 million and $698 million, respectively.

CenterPoint Energy’s electric and natural gas utilities in Indiana and Ohio currently recover corporate income tax expense in approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within Indiana and Ohio, respectively. In addition, the IURC and PUCO have ordered each utility to establish regulatory liabilities to record all estimated impacts of tax reform starting January 1, 2018 until the date when rates are adjusted to capture these impacts. In Indiana, in response to Vectren’s pre-Merger filing for proposed changes to its rates and charges to consider the impact of the lower federal income tax rates, the IURC approved an initial reduction to current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. The refund of EDIT and regulatory liabilities commenced in November 2018 for Indiana electric customers and in January 2019 for Indiana natural gas customers. In Ohio, the initial rate reduction to current rates and charges became effective upon conclusion of its pending base rate case on August 28, 2019. In January 2019, an application was filed with the PUCO in compliance with its October 2018 order requiring utilities to file for a request to adjust rates to reflect the impact of the TCJA, requesting authority to implement a rider to flow back to customers the tax benefits realized under the TCJA, including the refund of EDIT and regulatory liabilities. On July 1, 2020, the PUCO approved the initial rate reduction to credit customers for the impact of the TCJA. This credit mechanism results in an amortization of the unprotected balance of EDIT over a period of six years, starting in 2018, with the protected balance amortized in accordance with ARAM. The credit mechanism will be adjusted via an annual filing made each October to reflect projected refunds for each calendar year.

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

On April 13, 2017, as part of the U.S. President’s Administration’s regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. On September 13, 2017, the EPA finalized a rule postponing certain interim compliance dates by two years, but did not postpone the final compliance deadline of December 31, 2023. In April 2018, the EPA published an effluent guidelines program plan that anticipated a December 2019 rule revising the effluent limitations and pre-treatment standards for existing sources in the 2015 rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the ELG rule that selected impoundment as the best available technology for legacy wastewater and leachate. On October 13, 2020, the EPA finalized revisions to the ELG rule, which established a two-year extension of the compliance deadline for the prohibition of wet sluicing of bottom ash. However, the ELG rule did not establish alternative deadlines for the prohibition of wet sluicing of fly ash, and the most recent revision to the CCR rule confirmed that ash ponds must commence closure no later than October 2023. As a result, CenterPoint Energy does not anticipate any changes to its current compliance plans based upon this most recent ELG update.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.9 billion as of September 30, 2020. As of October 23, 2020, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of October 23, 2020
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$3,300	$—	$8	$601	0.17%	March 3, 2022
CenterPoint Energy (1)	400	—	—	174	0.16%	July 14, 2022
Houston Electric	300	—	—	—	—%	March 3, 2022
CERC	900	—	—	423	0.16%	March 3, 2022
Total	$4,900	$—	$8	$1,198

(1)The credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

On September 30, 2020, VCC terminated its $200 million credit agreement dated as of July 14, 2017 after determining that it was no longer necessary for financing purposes. VCC did not incur any penalties in connection with the early termination.

Borrowings under each of the revolving credit facilities are subject to customary terms and conditions. However, there is no requirement that the borrower makes representations prior to borrowing as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the revolving credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the revolving credit facilities, the spread to LIBOR and the commitment fees fluctuate based on the borrower’s credit rating. The borrowers are currently in compliance with the various business and financial covenants in the four revolving credit facilities.

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

Temporary Investments

As of October 23, 2020, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of October 23, 2020:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	0.18%	$41	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of October 23, 2020, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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
(1)A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)An S&P outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of September 30, 2020, the impact on the borrowing costs under the four revolving credit facilities would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $207 million as of September 30, 2020. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on September 30, 2020, deferred taxes of approximately $465 million would have been payable in 2020. If all the ZENS-Related Securities had been sold on September 30, 2020, capital gains taxes of approximately $152 million would have been payable in 2020 based on 2020 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

Cross Defaults

Under each of CenterPoint Energy’s (other than VUHI’s), Houston Electric’s and CERC’s respective revolving credit facilities, as well as under CenterPoint Energy’s term loan agreement, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

Under VUHI’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $50 million by the borrower, any of their respective subsidiaries or any of the respective guarantors of a credit facility will cause a default under such borrower’s credit facility.

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

CenterPoint Energy previously disclosed that it may reduce its ownership in Enable over time through sales in the public equity markets, or otherwise, of the Enable common units it holds, subject to market conditions. CenterPoint Energy has no intention to reduce its ownership of Enable common units and currently plans to hold such Enable common units and to utilize any cash distributions received on such Enable common units to finance a portion of CenterPoint Energy’s capital expenditure program. CenterPoint Energy may consider or alter its plans or proposals in respect of any such plans in the future. For further information, see “—Recent Events—Business Review and Evaluation Committee” above.

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

Other Factors that Could Affect Cash Requirements

In addition to the above factors, the Registrants’ liquidity and capital resources could also be negatively affected by:

•reductions in the cash distributions we receive from Enable;

•cash collateral requirements that could exist in connection with certain contracts, including weather hedging arrangements, and natural gas purchases, natural gas price and natural gas storage activities of CenterPoint Energy’s and CERC’s Natural Gas Distribution reportable segment;

•acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased natural gas prices and concentration of natural gas suppliers (CenterPoint Energy and CERC);

•increased costs related to the acquisition of natural gas (CenterPoint Energy and CERC);

•increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans or the use of alternative sources of financings due to the effects of COVID-19 on capital and other financial markets;

•various legislative or regulatory actions;

•incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy);

•the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric, including the negative impact on such ability related to COVID-19;

•slower customer payments and increased write-offs of receivables due to higher natural gas prices, changing economic conditions or COVID-19 (CenterPoint Energy and CERC);

•the satisfaction of any obligations pursuant to guarantees;

•the outcome of litigation;

•contributions to pension and postretirement benefit plans;

•restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2019 Form 10-K and in Item 1A of Part II of this Form 10-Q.

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

In connection with its preparation of the financial statements for the three months ended March 31, 2020, CenterPoint Energy and CERC identified triggering events to perform interim goodwill impairment tests for each of their reporting units due to the macroeconomic conditions resulting from the COVID-19 pandemic and the related decline in CenterPoint Energy’s Common Stock price. CenterPoint Energy recognized goodwill impairment losses, discussed below, during the nine months ended September 30, 2020, and CERC recorded no impairments to goodwill within continuing operations during the nine months ended September 30, 2020. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.
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

Interim goodwill impairment test, excluding assets held for sale

CenterPoint Energy and CERC performed an interim goodwill impairment test as of March 31, 2020. The fair value of each reporting unit was derived using an income approach or a weighted combination of income and market approaches. Based on the results of the test, CenterPoint Energy recorded a goodwill impairment loss of $185 million at its Indiana Electric Integrated reporting unit in the nine months ended September 30, 2020. CERC recorded no goodwill impairment charge in its continuing operations for the nine months ended September 30, 2020.

The fair values of each reporting unit exceeded the carrying value of the reporting unit, with the exception of CenterPoint Energy’s Indiana Electric Integrated reporting unit. As of March 31, 2020, subsequent to the impairment loss recorded by CenterPoint Energy in the three months ended March 31, 2020, Indiana Electric Integrated reporting unit’s fair value approximated its carrying value, and the reporting unit had total goodwill of $936 million. The reporting unit is comprised entirely of businesses acquired in the Merger on February 1, 2019, when the carrying value of the acquired assets and liabilities were adjusted to fair value and as a result presented the greatest risk for impairment. The primary driver for the decline in fair value as of the March 31, 2020 interim goodwill impairment test date is an increase in discounts rates, or the weighted average cost of capital of market participants, on the rate regulated reporting units due in part to the decline in current macroeconomic conditions from July 1, 2019, the previous annual testing date at that time, to March 31, 2020.

An interim goodwill impairment test could be triggered and goodwill impairments recorded in future periods by CenterPoint Energy or CERC’s reporting units due to any of the following: CenterPoint Energy’s market capitalization falling below book value, adverse macroeconomic environment, turnover in key personnel, events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit, actual earnings results that are materially lower than expected, significant adverse changes in the operating or regulatory environment, or changes in discount rates or other key assumptions that require judgment and are forward looking in nature. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

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

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. In February 2020, certain assets and liabilities representing the Infrastructure Services Disposal Group met the held for sale criteria and represented all of the businesses within the reporting unit. In accordance with the Securities Purchase Agreement, VISCO was converted from a wholly-owned corporation to a limited liability company that was disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes and closed on April 9, 2020. As of September 30, 2020, CenterPoint Energy had a receivable from PowerTeam Services for working capital and other adjustments set forth in the Securities Purchase Agreement, and a gain or loss on sale in future periods may be incurred by CenterPoint Energy for differences between the estimated receivable as of September 30, 2020 and the actual amount of the payment.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. This transaction did not include CEIP and its assets or MES. In February 2020, certain assets and liabilities representing the Energy Services Disposal Group met the criteria to be classified as held for sale and represented substantially all of the businesses within the reporting unit. In accordance with the Equity Purchase Agreement, CES was converted from a wholly-owned corporation to a limited liability company that was disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes and closed on June 1, 2020.

CenterPoint Energy and CERC disclosed in its 2019 Form 10-K that an anticipated loss on held for sale of $80 million was expected in 2020 for the Energy Services Disposal Group. The primary driver for the increase in the actual loss on held for sale, including goodwill impairment, recorded by CenterPoint Energy and CERC in the nine months ended September 30, 2020 compared to the amounts previously anticipated is a result of an increase in portions of the derivative assets, net of derivative liabilities, excluded from the working capital adjustment within the Equity Purchase Agreement during the nine months ended September 30, 2020. In October 2020, CenterPoint Energy collected the full and final settlement of the working capital adjustment under the Equity Purchase Agreement, and no gains or losses on this transaction are expected in future periods.

For further information, see Note 3 to the Interim Condensed Financial Statements.

Equity Method Investments

Equity method investments are evaluated for impairment when factors indicate that a decrease in value of an investment has occurred and the carrying amount of the investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of its financial statements for the three months ended March 31, 2020, that an other than temporary decrease in the value of its investment in Enable had occurred. CenterPoint Energy wrote down the value of its investment in Enable to its estimated fair value of $848 million as of March 31, 2020 and recognized an impairment charge of $1,541 million during the nine months ended September 30, 2020. Both the income approach and market approach were utilized to estimate the fair value of CenterPoint Energy’s equity investment in Enable, which includes common units, general partner interest, and incentive distribution rights held by CenterPoint Energy through CNP Midstream. The determination of fair value considered a number of relevant factors including Enable’s common unit price and forecasted distributions, recent comparable transactions and the limited float of Enable’s publicly traded common units. CenterPoint Energy did not identify a decrease in value as of September 30, 2020, and no impairments in its investment in Enable were recorded during the three months ended September 30, 2020.

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

OTHER SIGNIFICANT MATTERS

The significant uncertainties related to the COVID-19 pandemic and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries. While it is unknown how long these conditions will last and what the complete financial effect will be, the plan assets and benefit obligations of our pension and postretirement plans may be negatively impacted when these plans are re-measured, generally, at year-end, resulting in a decline in the funded status. During the nine months ended September 30, 2020, the fair value of pension plan assets increased by approximately $115 million or 5.7% from December 31, 2019, excluding CenterPoint Energy’s contributions to, and benefit distributions from, the pension plans. A decline in the funded status of our pension plans as of December 31, 2020 could result in an increase in plan expenses and minimum required contributions for the subsequent years from the historical amounts. Currently, we do not expect the event to impact the disclosed 2020 plan expenses or minimum required contributions.

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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2020, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $2.1 billion and $3.9 billion as of September 30, 2020 and December 31, 2019, respectively. If the floating interest rates were to increase by 10% from September 30, 2020 rates, CenterPoint Energy’s combined interest expense would increase by approximately $1 million annually.

As of September 30, 2020 and December 31, 2019, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $11.3 billion and $11.2 billion, respectively, in principal amount and having a fair value of $13.0 billion and $12.2 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $294 million if interest rates were to decline by 10% from levels at September 30, 2020. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $16 million as of September 30, 2020 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $2 million if interest rates were to decline by 10% from levels at September 30, 2020. Changes in the fair value of the derivative component, a $918 million recorded liability at September 30, 2020, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2020 levels, the fair value of the derivative component liability would decrease by less than $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the condensed consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the September 30, 2020 aggregate market value of these shares would result in a net gain of $8 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of September 30, 2020, the recorded fair value of non-trading energy derivative liabilities was $7 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2020 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

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

Item 1A.RISK FACTORS

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

The COVID-19 pandemic is a rapidly evolving situation that is adversely affecting current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the United States has resulted in, and could continue to result in, lower growth, including customer growth, and reduced demand for and usage of electricity and natural gas in our service territories as customer facilities close, remain closed or potentially close again. We have experienced reduced demand and usage among our electric and natural gas commercial and industrial customers, as well as a decrease in revenues from disconnections and reconnections due to the disconnect moratoriums across our service territories due to COVID-19, which have now either expired or will expire during the fourth quarter of 2020 in certain of the Registrants’ service territories. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, has also been negatively affected under the current economic conditions. Furthermore, while we have not experienced significant disruptions or challenges with respect to our supply chain from the COVID-19 pandemic, to the extent we experience such disruptions in our supply chain that limit our ability to obtain materials and equipment necessary for our businesses, whether through delayed order fulfillment, limited production or unavailability due to COVID-19, we may be unable to perform our operations timely or as anticipated, which could result in service or construction delays or increased costs.

For Houston Electric, we are following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. These PUCT orders provide for suspended disconnections for certain residential customers as well as for their REPs and utilities to be compensated through a temporary rider charged by utilities, including Houston Electric, applicable to all customers. Additionally, the PUCT orders allow for certain utility costs related to COVID-19 to be placed in a regulatory asset for utilities to seek recovery in the future. As adverse economic conditions continue, REPs could encounter financial difficulties, including bankruptcies, which could impair their ability to pay for Houston Electric’s services or could cause them to delay such payments, adversely affecting Houston Electric’s cash flows and liquidity. In our NGD service territories and for Indiana Electric, we informed customers that disconnections for non-payment had been temporarily suspended and in certain service territories continue to be temporarily suspended. However, the disconnect moratoriums have now either expired or will expire during the fourth quarter of 2020 in certain of the Registrants’ service territories. As a result of the disconnect moratoriums across our NGD service territories and other payment deferrals or arrangements, days outstanding on receivables and uncollectible accounts have increased, resulting in an increase to allowance for doubtful accounts. To the extent these conditions in our service territories persist, our bad debt expense from uncollectible accounts could continue to increase, negatively impacting our financial condition, results of operations and cash flows. Our NGD service territories and Indiana Electric have either (1) received authority from their public utility commissions to defer bad debt expense associated with COVID-19 as a regulatory asset or (2) exercised existing authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $16 million and $14 million, respectively, as of September 30, 2020. Additionally, our state and local regulatory agencies, in response to a federal mandate or otherwise, could impose restrictions on the rates we charge to provide our services, including the inability to implement approved rates, or delay actions with respect to our rate cases and filings. The COVID-19 pandemic may affect our ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements.
Furthermore, in the event key officers or a substantial portion of our workforce were to be impacted by COVID-19 for an extended period of time, we may face challenges with respect to our services or operations and we may not be able to execute our capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, shortages of employees, facility shutdowns or business closures. We have modified certain business and workforce practices (including those related to employee travel, employee work locations and participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. While certain of our personnel have been, and may continue to be, quarantined, our operations and corporate functions have not been adversely affected to date. As of the date of this Form 10-Q, we have increased the permitted occupancy of certain of our offices and facilities, with the rest of our office-based personnel continuing to work remotely under alternate work arrangements. Where we must maintain a presence in the field, we have adjusted our operational protocols to minimize exposure and risk to our field personnel, customers and the communities we serve, including, among other things, modifying our work schedules and reporting locations, delaying certain work types, such as maintenance and capital projects, and adjusting project scope and scale to adhere to safety protocols, while continuing to maintain the work activities necessary for safe and reliable service to our customers with increased safety precautions, but we cannot assure that such adjustments and precautions will be sufficient to minimize exposure to and risk from COVID-19. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees.

In addition, the significant uncertainties related to the COVID-19 pandemic and actions taken to slow its spread have had, and are expected to continue to have, an adverse impact on the economies and financial markets of many countries. The plan assets and benefit obligations of our pension and postretirement plans may be impacted negatively when these plans are re-measured, generally, at year-end, resulting in a decline in the funded status. During the nine months ended September 30, 2020, the fair value of pension plan assets increased by approximately $115 million or 5.7% from December 31, 2019, excluding CenterPoint Energy’s contributions to, and benefit distributions from, the pension plans. A decline in the funded status of our pension plans as of December 31, 2020 could result in an increase in plan expenses and minimum required contributions for the subsequent years from the historical amounts.

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

The COVID-19 pandemic has adversely affected Enable’s businesses by (i) reducing the demand for natural gas, NGLs and crude oil due to reduced global and national economic activity, leading to significantly lower prices for natural gas, NGLs and crude oil; (ii) impairing the supply chain of certain of its customers for which it provides gathering and processing services, both of which could lead to further reduction of the utilization of its systems; and (iii) reducing producer activity across its footprint which is expected to result in reduced utilization of its services. In addition, concerns about global economic growth, as well as uncertainty regarding the timing, pace and extent of an economic recovery in the United States and abroad, have had a significant adverse impact on global financial markets and commodity prices. The price of, and demand for, natural gas, NGLs and crude oil declined significantly in response to the ongoing spread and economic effects of COVID-19, including significant governmental measures being implemented to control the spread of COVID-19, including quarantines, travel restrictions and business shutdowns. A coalition of 23 nations led by Saudi Arabia and Russia agreed to reduce production of crude oil by 9.7 million barrels per day in May and June; however, NGL and crude oil prices have remained depressed. These events, combined with the continuing COVID-19 pandemic and uncertainty regarding the length of time it would take for the United States and the rest of the world to slow the spread of COVID-19 to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities, contributed to a sharp drop in prices for crude oil in the first quarter of 2020 and negative crude oil prices in the second quarter of 2020. On March 31, 2020, Enable’s common unit price closed at $2.57 per common unit. In response to these industry conditions, on April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. This reduction has resulted, and is expected to result in additional, quarterly distributions to us that fall below our previously disclosed expected minimum quarterly distribution from Enable of $0.2875 per common unit. This reduction in Enable’s quarterly distributions per common unit will reduce its common unit distributions to us by approximately $155 million per year assuming no further reductions. To the extent such economic conditions persist or further deteriorate, quarterly distributions on Enable’s common units may be subject to further reductions. Enable currently cannot predict the duration or magnitude of the effects of COVID-19 on the supply and demand for, and the price of, natural gas, NGLs and crude oil or the exploration, development and production activity of the producers across its areas of operation. Sustained low commodity prices and reductions in exploration or production activities could continue to adversely affect the value of our interests in Enable and Enable’s financial position, results of operations and ability to make cash distributions to us.

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

Item 6.EXHIBITS

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
		CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447		x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447		x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$1,600,000,000 Credit Agreement, dated as of March 3, 2016, among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement, dated as of March 3, 2016, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.2	x	x
4.8	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated March 3, 2016	1-31447	4.3	x		x
4.9	First Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2017, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.1	x
4.10	Second Amendment to Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among CenterPoint Energy, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 25, 2018	1-31447	4.1	x
4.11	First Amendment to Credit Agreement, dated as of June 16, 2017, among Houston Electric, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.2	x	x
4.12	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated June 16, 2017	1-31447	4.3	x		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.13	$400,000,000 Credit Agreement, dated as of July 14, 2017, among VUHI, as Borrower, certain Subsidiaries of VUHI, as Guarantors, and the banks named therein	Vectren’s Form 8-K dated July 17, 2017	1-15467	10.1	x
4.14	Term Loan Agreement dated as of September 14, 2018, among VCC, as Borrower, Vectren as Guarantor, and the banks named therein	Vectren’s Form 8-K dated September 18, 2018	1-15467	10.1	x
4.15	First Amendment to Term Loan Agreement, dated as of June 25, 2019, among VCC, as Borrower, Vectren as Guarantor and the banks named therein	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2019	1-31447	4.17	x
4.16	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	x
4.17	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, L.P., dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.1	x
4.18	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., BEP Special Situations 2 LLC and BEP Special Situations IV LLC, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.2	x
4.19	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.3	x
4.20	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.4	x
4.21	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.5	x
4.22	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC’s Form 8-K dated February 5, 1998	1-13265	4.1			x
+4.23	Supplemental Indenture No. 18 to Exhibit 4.22, dated as of October 1, 2020, providing for the issuance of CERC Corp.’s 1.75% Senior Notes due 2020						x
10.1	Offer Letter dated July 1, 2020 between CenterPoint Energy and David J. Lesar	Form 8-K of CenterPoint Energy, Inc. dated June 30, 2020	1-31447	10.1	x
10.2	Form of Performance Award Agreement for the Chief Executive Officer	Form 8-K of CenterPoint Energy, Inc. dated June 30, 2020	1-31447	10.2	x
10.3	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer	Form 8-K of CenterPoint Energy, Inc. dated June 30, 2020	1-31447	10.3	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10.4	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting)	Form 8-K of CenterPoint Energy, Inc. dated June 30, 2020	1-31447	10.4	x
10.5	Offer Letter between CenterPoint Energy and Jason P. Wells	Form 8-K of CenterPoint Energy, Inc. dated September 15, 2020	1-31447	10.1	x	x	x
10.6	Governance Arrangement Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, dated May 6, 2020	Form 8-K of CenterPoint Energy, Inc. dated May 6, 2020	1-31447	10.1	x
+31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
+31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth M. Mercado					x
+31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						x
+31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
+31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
+31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
+32.1.1	Section 1350 Certification of David J. Lesar				x
+32.1.2	Section 1350 Certification of Kenneth M. Mercado					x
+32.1.3	Section 1350 Certification of Scott E. Doyle						x
+32.2.1	Section 1350 Certification of Jason P. Wells				x
+32.2.2	Section 1350 Certification of Jason P. Wells					x
+32.2.3	Section 1350 Certification of Jason P. Wells						x
+101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
+101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
+101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
+104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: November 5, 2020