Form 10-K
period 2020-12-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2021-02-25
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No ☑
CenterPoint Energy Resources Corp.	Yes	☐	No ☑

The aggregate market values of the voting stock held by non-affiliates of the Registrants as of June 30, 2020 are as follows:

CenterPoint Energy, Inc. (using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to Securities Exchange Act of 1934 and excluding shares held by directors and executive officers)	$10,142,624,694
CenterPoint Energy Houston Electric, LLC	None
CenterPoint Energy Resources Corp.	None

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of  February 22, 2021:

CenterPoint Energy, Inc.	551,579,922	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2020 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

i

GLOSSARY
ACE	Affordable Clean Energy
ADFIT	Accumulated deferred federal income taxes
AFUDC	Allowance for funds used during construction
AGC	Alcoa Generating Corporation, a subsidiary of Alcoa, Inc.
AMAs	Asset Management Agreements
AMI	Advanced Metering Infrastructure
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bailey to Jones Creek Project	A transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line to be located in the counties of Brazoria, Matagorda and Wharton
Bcf	Billion cubic feet
Bond Companies	Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CECL	Current expected credit losses
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp. until its divestiture on June 1, 2020
Change in Control Plan	CenterPoint Energy Change in Control Plan (As Amended and Restated Effective May 1, 2017)
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNG	Compressed natural gas
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
Code	The Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board of Directors of CenterPoint Energy
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
COVID-19 ERP	COVID-19 Electricity Relief Program
CPP	Clean Power Plan

GLOSSARY
CSIA	Compliance and System Improvement Adjustment
CVR	Conservation Voltage Reduction
DA	Distribution Automation
DCRF	Distribution Cost Recovery Factor
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	U.S. Department of Transportation
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
Dth	Dekatherms
EBITDA	Earnings before income taxes, depreciation and amortization
ECA	Environmental Cost Adjustment
EDF Renewables	EDF Renewables Development, Inc.
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
EGT	Enable Gas Transmission, LLC
EIN	Employer Identification Number
ELG	Effluent Limitation Guidelines
Elk GP Merger Sub	Elk GP Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Elk Merger Sub	Elk Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable
Enable Merger	The proposed merger of Elk Merger Sub with and into Enable and the merger of Elk GP Merger Sub with and into Enable GP, in each case on the terms and subject to the conditions set forth in the Enable Merger Agreement, with Enable and Enable GP surviving as wholly-owned subsidiaries of Energy Transfer
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub LL, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
EPA	Environmental Protection Agency
EPAct of 2005	Energy Policy Act of 2005
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERISA	Employee Retirement Income Security Act of 1974
ERO	Electric Reliability Organization

GLOSSARY
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
ESPC	Energy Savings Performance Contracting
FAC	Fuel Adjustment Clause
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 resulting in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.
FERC	Federal Energy Regulatory Commission
FIP	Funding Improvement Plan
First Amendment	First Amendment to the Change in Control Plan, effective March 1, 2021
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FPA	Federal Power Act
FRP	Formula Rate Plan
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
HLPSA	Hazardous Liquid Pipeline Safety Act of 1979
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
HVAC	Heating, ventilation and air conditioning
IBEW	International Brotherhood of Electrical Workers
ICA	Interstate Commerce Act of 1887
ICPA	Inter-Company Power Agreement
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	Indiana Electric, Indiana North and Indiana South, collectively
Infrastructure Services	Provided underground pipeline construction and repair services through VISCO and its wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
Internal Spin	CERC’s contribution of its equity investment in Enable to CNP Midstream (detailed in Note 11 to the consolidated financial statements)
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
KW	Kilowatt
LDC	Local Distribution Company
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
LPSC	Louisiana Public Service Commission
LTIPs	Long-term incentive plans
MCRA	MISO Cost and Revenue Adjustment
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc., which closed on the Merger Date
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub

GLOSSARY
Merger Date	February 1, 2019
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc., a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MLP	Master Limited Partnership
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MP2018	2018 pension mortality improvement scale developed annually by the Society of Actuaries
MP2019	2019 pension mortality improvement scale developed annually by the Society of Actuaries
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MRT	Enable Mississippi River Transmission, LLC
Mva	Megavolt amperes
MW	Megawatt
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NGPSA	Natural Gas Pipeline Safety Act of 1968
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
OPGW	Optical Ground Wire
OPEIU	Office & Professional Employees International Union
OVEC	Ohio Valley Electric Corporation
PBRC	Performance Based Rate Change
PHMSA	Pipeline and Hazardous Materials Safety Administration
Pipes Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PRPs	Potentially responsible parties
PSR Amendments	Federal Pipeline Safety Regulations Amendments
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
RCRA Mechanism	Reliability Cost and Revenue Adjustment mechanism
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
v

GLOSSARY
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
SESH	Southeast Supply Header, LLC
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among VUSI, PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
STIP	Short-term Incentive Plan
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SOFR	Secured Overnight Financing Rate
S&P	S&P Global Ratings, a division of S&P Global Inc.
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Texas RE	Texas Reliability Entity
TSCR	Tax Savings Credit Rider
UESC	Utility Energy Services Contract
USW	United Steelworkers Union
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VCC	Vectren Capital Corp., a wholly-owned subsidiary of Vectren
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of the Merger Date
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, formerly a wholly-owned subsidiary of Vectren
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
VUSI	Vectren Utility Services, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both December 31, 2020 and 2019, consisted of AT&T Common and Charter Common
2019 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 27, 2020, as recast in the Registrants’ Current Report on Form 8-K dated May 18, 2020, and filed with the SEC on May 19, 2020

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

SUMMARY OF RISK FACTORS

An investment in CenterPoint Energy’s securities involves a significant degree of risk. Below is a summary of certain risk factors to consider in evaluating CenterPoint Energy as well as its Common Stock and preferred stock. However, this list is not exhaustive. Before investing in CenterPoint Energy, carefully consider the risk factors discussed or referenced below and in Item 1A. “Risk Factors” of this combined report on Form 10-K. If any of the risks discussed below and in Item 1A. “Risk Factors” were actually to occur, CenterPoint Energy’s, Houston Electric’s and CERC’s business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, CenterPoint Energy might not be able to pay dividends on its Common Stock or preferred stock, or the trading price of its Common Stock or preferred stock could decline.

Risk Factors Associated with Our Consolidated Financial Condition

•If we are unable to arrange future financings on acceptable terms, our ability to finance our capital expenditures or refinance outstanding indebtedness could be limited.
•If CenterPoint Energy redeems the ZENS prior to their maturity in 2029, its ultimate tax liability and redemption payments would result in significant cash payments, which would adversely impact its cash flows. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows.
•Dividend requirements associated with CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock subject it to certain risks.

Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses (CenterPoint Energy and Houston Electric)

•Rate regulation of Houston Electric’s and Indiana Electric’s businesses may delay or deny their ability to earn an expected return and fully recover their costs.
•Disruptions at power generation facilities owned by third parties or directives issued by regulatory authorities could interrupt Houston Electric’s sales of transmission and distribution services.
•Indiana Electric’s execution of its generation transition plan, including its IRP, and its regulated power supply operations are subject to various risks, including timely recovery of capital investments, increased costs and facility outages or shutdowns.
•Houston Electric and Indiana Electric, as a member of ERCOT and MISO, respectively, could be subject to higher costs for system improvements, as well as fines or other sanctions as a result of FERC mandatory reliability standards.

•Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in such payments could adversely affect Houston Electric’s cash flows, financial condition and results of operations.
•In connection with the February 2021 Winter Storm Event, there have been calls for reform of the Texas electric market, which, if implemented, could have material adverse impacts on Houston Electric.

Risk Factors Affecting Natural Gas’ Business (CenterPoint Energy and CERC)

•Rate regulation of Natural Gas may delay or deny its ability to earn an expected return and fully recover its costs.
•Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for Natural Gas’ customers.
•Natural Gas is subject to fluctuations in notional natural gas prices, which could affect the ability of its suppliers and customers to meet their obligations or otherwise adversely affect CERC’s liquidity, results of operations and financial condition.
•A decline in CERC’s credit rating could result in CERC having to provide collateral under its shipping arrangements or to purchase natural gas, which consequently would increase its cash requirements and adversely affect its financial condition.
•Natural Gas must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on CERC’s results of operations, financial condition and cash flows.

Risk Factors Affecting ESG’s Business (CenterPoint Energy)

•ESG’s business has performance and warranty obligations, some of which are guaranteed by CenterPoint Energy.

Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP

•We are subject to operational and financial risks and liabilities arising from environmental laws and regulations, including regulation of CCR and climate change legislation as well as other risks related to the implementation of our carbon emissions reduction targets. We could also experience reduced demand for our services, including certain local initiatives to prohibit new natural gas service and increase electrification initiatives.
•The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity.
•CenterPoint Energy may be unable to effectively complete the integration of the businesses acquired in the Merger, including the integration of technology systems, for which significant time and resources have been allocated thereto.
•Our revenues and results of operations are seasonal.
•Climate changes could adversely impact financial results from our businesses and result in more frequent and more severe weather events that could adversely affect our results of operations.
•Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.
•Our businesses will continue to have to adapt to technological change and may not be successful or may have to incur significant expenditures to adapt to technological change.
•We are exposed to risks related to reduction in energy consumption due to factors such as unfavorable economic conditions in our service territories and changes in customers’ perceptions from incidents of other utilities involving natural gas pipelines.

Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP (CenterPoint Energy)

•CenterPoint Energy’s cash flows will be adversely impacted if it receives less cash distributions from Enable than it currently expects, whether as a result of Enable’s performance or otherwise, or if it reduces its ownership in Enable.
•We cannot be certain of the precise value of any merger consideration we may receive in the Enable Merger because the exchange ratio is fixed and the market price of Energy Transfer’s common units may fluctuate.

General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP

•Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our reputation, results of operations, financial condition and/or cash flows.
•We face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce and cyber security risks, which could adversely impact our financial condition, results of operations, cash flows and liquidity.

PART I

Item 1.Business

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

OUR BUSINESS

Overview

CenterPoint Energy is a public utility holding company and owns interests in Enable, a publicly traded MLP. CenterPoint Energy’s operating subsidiaries own and operate electric transmission, distribution and generation facilities and natural gas distribution facilities and provide energy performance contracting and sustainable infrastructure services.

Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy that provides electric transmission service to transmission service customers in the ERCOT region and distribution service to REPs serving the Texas Gulf Coast area that includes the city of Houston. Bond Companies are wholly-owned, bankruptcy remote entities formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds.

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy that owns and operates natural gas distribution facilities in six states, with operating subsidiaries that own and operate permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies, and provide temporary delivery of LNG and CNG throughout the contiguous 48 states.

As of December 31, 2020, CNP Midstream owned approximately 53.7% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets; CNP Midstream also owned 50% of the management rights and 40% of the incentive distribution rights in Enable GP. On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units. For additional information regarding CenterPoint Energy’s interest in Enable, including the 14,520,000 Enable Series A Preferred Units directly owned by CenterPoint Energy and the Enable Merger, see Notes 11 and 22 to the consolidated financial statements.

Vectren is an indirect, wholly-owned subsidiary of CenterPoint Energy that engages in regulated operations through three public utilities:

•Indiana Gas provides energy delivery services to natural gas customers located in central and southern Indiana;

•SIGECO provides energy delivery services to electric and natural gas customers located in and near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market; and

•VEDO provides energy delivery services to natural gas customers in and near Dayton in west-central Ohio.

Vectren performs non-utility activities through ESG, which provides energy performance contracting and sustainable infrastructure services.

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within its Infrastructure Services reportable segment. The transaction closed on April 9, 2020 for $854 million in cash, inclusive of cash received after closing for the working capital adjustment. For further information, see Note 4 to the consolidated financial statements.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell CES, which represents substantially all of the businesses within the Energy Services reportable segment. This transaction does not include CEIP and its assets or MES. The transaction closed on June 1, 2020 for approximately $365 million in cash, inclusive of cash received after closing for the working capital adjustment. For further information, see Note 4 to the consolidated financial statements.

As of December 31, 2020, CenterPoint Energy’s reportable segments were Electric, Natural Gas and Midstream Investments. Houston Electric and CERC each consist of one reportable segment.

For a discussion of net income by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Reportable Segment” in Item 7 of Part II of this report. For additional information about the segments, see Note 18 to the consolidated financial statements. From time to time, we consider the acquisition or the disposition of assets or businesses.

The Registrants’ principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, we make available free of charge on our Internet website:

•our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

•our Ethics and Compliance Code;

•our Corporate Governance Guidelines; and

•the charters of the audit, compensation, finance and governance committees of our Board of Directors.

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

Electric (CenterPoint Energy)

During the fourth quarter of 2020, CenterPoint Energy’s CODM requested that the financial information for the electric businesses be presented on an aggregated basis for review, resulting in one Electric reportable segment, comprised of Houston Electric and Indiana Electric.

For information regarding the properties of the Electric reportable segment, please read “Properties — Electric (CenterPoint Energy and Houston Electric)” in Item 2 of this report, which information is incorporated herein by reference.

Houston Electric (CenterPoint Energy and Houston Electric)

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
Electric Distribution

In ERCOT, end users purchase their electricity directly from certificated REPs. Houston Electric’s distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity for REPs in its certificated service area by carrying lower-voltage power from the substation to the retail electric customer through distribution feeders. Houston Electric’s operations include construction and maintenance of distribution facilities, metering services, outage response services and call center operations. Houston Electric provides distribution services under tariffs approved by the PUCT. PUCT rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these services are established pursuant to rate proceedings conducted before municipalities that have original jurisdiction and the PUCT.
Bond Companies

Houston Electric has special purpose subsidiaries consisting of the Bond Companies, which it consolidates. These consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds, and conducting activities incidental thereto. The Securitization Bonds are repaid through charges imposed on customers in Houston Electric’s service territory. For further discussion of the Securitization Bonds and the outstanding balances as of December 31, 2020 and 2019, see Note 14 to the consolidated financial statements.

Customers

Houston Electric serves nearly all of the Houston/Galveston metropolitan area near the Texas Gulf Coast. As of December 31, 2020, Houston Electric’s customers consisted of approximately 64 REPs, which sell electricity to approximately 2.6 million metered customers in Houston Electric’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside Houston Electric’s certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the PUCT. Houston Electric does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day. For information regarding Houston Electric’s major customers, see Note 18 to the consolidated financial statements.

The table below reflects the number of metered customers in Houston Electric’s service area as of December 31, 2020:

	Residential	Commercial/ Industrial	Total Customers
Texas Gulf Coast	2,303,315	296,512	2,599,827

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

Franchises

Houston Electric holds non-exclusive franchises from certain incorporated municipalities in its service territory. In exchange for the payment of fees, these franchises give Houston Electric the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain its transmission and distribution system and to use that system to conduct its electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 30 to 40 years.

Indiana Electric (CenterPoint Energy)

Indiana Electric consists of SIGECO’s electric transmission and distribution services, including its power generating and wholesale power operations. As of December 31, 2020, Indiana Electric supplied electric service to the following:

	Residential	Commercial/Industrial	Total Customers
Indiana	130,159	19,130	149,289

System Load

Total load and the related reserve margin at the time of the system summer peak on August 10, 2020, is presented below in MW, except for reserve margin at peak.

2020
Total load at peak	984

Generating capability	1,167
Purchase supply (effective capacity)	37
Interruptible contracts & direct load control	39
Total power supply capacity	1,243
Reserve margin at peak	26%

The winter peak load for the 2019-2020 season of approximately 716 MW occurred on February 14, 2020.

Solar

Indiana Electric’s newest solar array, which was approved by the IURC in 2018, consists of approximately 150,000 solar panels distributed across 300 acres along Indiana State Road 545 between Troy and New Boston, Indiana. Construction of the 50 MW universal solar array was nearing completion at the end of 2020, and the project was placed in service for southwestern Indiana electric customers in early 2021.

Coal Purchases

Coal for coal-fired generating stations has been supplied from operators of nearby coal mines as there are substantial coal reserves in the southern Indiana area. Approximately 2.0 million tons were purchased for generating electricity during 2020. Indiana Electric’s coal inventory was approximately 707,000 tons as of December 31, 2020. The average cost of coal per ton purchased and delivered in 2020 was $50.73. Another 173,000 tons are stored off-site to be shipped when plant inventory is reduced. Since August 2014, Indiana Electric has purchased substantially all of its coal from Sunrise Coal, LLC.

Firm Purchase Supply

As part of its power portfolio, Indiana Electric is a 1.5% shareholder in the OVEC, and based on its participation in the ICPA between OVEC and its shareholder companies, many of whom are regulated electric utilities, Indiana Electric has the right to 1.5% of OVEC’s generating capacity output, which, as of December 31, 2020, was approximately 32 MWs. Per the ICPA, Indiana Electric is charged demand charges which are based on OVEC’s operating expenses, including its financing costs. Those demand charges are available to pass through to customers under Indiana Electric’s fuel adjustment clause. Under the ICPA, and while OVEC’s plants are operating, Indiana Electric is severally responsible for its share of OVEC’s debt obligations. Based on OVEC’s current financing, as of September 30, 2020, Indiana Electric’s 1.5% share of OVEC’s debt obligation equates to between $19 million and $24 million, depending on revolving capacity commitments. Moody’s rates OVEC one notch below investment grade with a positive outlook. Fitch continues to rate OVEC as investment grade with a stable outlook. S&P withdrew its ratings on January 9, 2020 at OVEC’s request. In 2020, Indiana Electric purchased approximately 116 GWh from OVEC. If a default were to occur by a member, any reallocation of the existing debt requires consent of the remaining ICPA participants. If any such reallocation were to occur, Indiana Electric would expect to recover any related costs through the fuel adjustment clause, as it does currently for its 1.5% share. In July 2019, House Bill 6 was enacted in Ohio, which provides financial support to the members of OVEC serving Ohio customers (although Indiana Electric does not serve customers in Ohio). In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, among other individuals, in connection with a racketeering conspiracy involving the adoption of House Bill 6. In light of the allegations in the indictment, proposed legislation has been introduced that would repeal House Bill 6. The outcome of the U.S. Attorney’s Office investigation and its impact on House Bill 6 is unknown at this time. If the provisions of House Bill 6 are ultimately eliminated, it is unclear whether, and in what form, the Ohio General Assembly would pass new legislation addressing similar issues, which could repeal subsidies associated with House Bill 6.

In April 2008, Indiana Electric executed a capacity contract with Benton County Wind Farm, LLC to purchase as much as 30 MW from a wind farm located in Benton County, Indiana, with IURC approval. The contract expires in 2029. Indiana Electric purchased approximately 76 GWh under this contract in 2020. In December 2009, Indiana Electric executed a 20-year power purchase agreement with Fowler Ridge II Wind Farm, LLC to purchase as much as 50 MW of energy from a wind farm located in Benton and Tippecanoe Counties in Indiana, with the approval of the IURC. Indiana Electric purchased approximately 126 GWh under this contract in 2020. In total, wind resources provided approximately 5% of total GWh sourced in 2020.

MISO Related Activity

Indiana Electric is a member of the MISO, a FERC approved regional transmission organization. The MISO serves the electric transmission needs of much of the Midcontinent region and maintains operational control over Indiana Electric’s electric transmission facilities as well as other utilities in the region. Indiana Electric is an active participant in the MISO energy markets, where it bids its generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Price as determined by the MISO market. MISO-related purchase and sale transactions are recorded using settlement information provided by the MISO. These purchase and sale transactions are accounted for on at least a net hourly position. During 2020, in intervals when purchases from the MISO were in excess of generation sold to the MISO, the net purchases were 742 GWh. During the year ended December 31, 2020, in intervals when sales to the MISO were in excess of purchases from the MISO, the net sales were 385 GWh.

Interconnections

As of December 31, 2020, Indiana Electric had interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc. and Big Rivers Electric Corporation providing the ability to simultaneously interchange approximately 900 MW during peak load periods. Indiana Electric, as required as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets to the MISO. Indiana Electric, in conjunction with the MISO, must operate the bulk electric transmission system in accordance with NERC Reliability Standards. As a result, interchange capability varies based on regional transmission system configuration, generation dispatch, seasonal facility ratings and other factors. Indiana Electric is in compliance with reliability standards promulgated by the NERC.

Competition

There are no other electric transmission and distribution utilities in Indiana Electric’s service area. Indiana Electric is a vertically integrated utility that owns the generation, transmission, and distribution components of a utility.

For another provider of transmission and distribution services to provide such services in Indiana Electric’s territory, it would be required to obtain a certificate of convenience and necessity from the IURC and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. Indiana Electric is not aware of any other party intending to enter this business in its service area at this time. Distributed generation (i.e., power generation located at or near the point of consumption) could result in reduced demand for Indiana Electric’s distribution services but has not been a significant factor to date.

Seasonality

Indiana Electric’s revenues are primarily derived from rates that it collects from customers in its service territory based on the amount of electricity it delivers. Indiana Electric’s revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months when more electricity is used for cooling purposes, and during the cooler months when more electricity is used for heating purposes.

Natural Gas (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas engages in regulated intrastate natural gas sales and natural gas transportation and storage for residential, commercial, industrial and transportation customers. See the detail of customers by state below. CenterPoint Energy’s and CERC’s Natural Gas provides permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP and temporary delivery of LNG and CNG throughout the lower 48 states through MES, utilizing a fleet of customized equipment to provide continuity of natural gas service when pipeline supply is not available. CenterPoint Energy’s and CERC’s Natural Gas also provides services in Minnesota consisting of residential appliance repair and maintenance services along with HVAC equipment sales and home repair protection plans to natural gas customers in Arkansas, Louisiana, Mississippi, Oklahoma and Texas through a third party.

Upon consummation of the Merger, CenterPoint Energy added the legacy natural gas utility services of Vectren, which includes the natural gas utility operations of Indiana Gas, SIGECO and VEDO and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio, primarily in the west-central area. The Indiana and Ohio service areas contain diversified manufacturing and agriculture-related enterprises.

During the fourth quarter of 2020, CenterPoint Energy and CERC’s CODM requested that the CERC corporate functions be included within the financial results of CenterPoint Energy’s Natural Gas reportable segment for review purposes. See Note 18 to the consolidated financial statements for further information.

For information regarding the properties of the Natural Gas reportable segment, please read “Properties — Natural Gas (CenterPoint Energy and CERC) in Item 2 of this report, which information is incorporated herein by reference.

Customers

In 2020, approximately 35% and 39% of CenterPoint Energy’s and CERC’s Natural Gas total throughput was to residential customers and approximately 65% and 61% was to commercial and industrial and transportation customers, respectively.

The table below reflects the number of CenterPoint Energy’s and CERC’s Natural Gas customers by state as of December 31, 2020:

	Residential	Commercial/ Industrial/Transportation	Total Customers
Arkansas	381,961	47,931	429,892
Louisiana	232,265	16,429	248,694
Minnesota	819,249	71,425	890,674
Mississippi	120,082	13,018	133,100
Oklahoma	89,019	10,720	99,739
Texas	1,707,252	100,877	1,808,129
Total CERC Natural Gas	3,349,828	260,400	3,610,228
Indiana	674,936	64,851	739,787
Ohio	303,843	24,474	328,317
Total CenterPoint Energy Natural Gas	4,328,607	349,725	4,678,332

The largest metropolitan areas served in each state are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; Lawton, Oklahoma; Evansville, Indiana and Dayton, Ohio.

Seasonality

The demand for natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal and affected by variations in weather conditions. In 2020, approximately 67% of CenterPoint Energy’s Natural Gas total throughput and 68% of CERC’s Natural Gas total throughput occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Supply and Transportation.  In 2020, CenterPoint Energy’s Natural Gas purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Certain contracts are firm commitments under five- and ten-year arrangements. Major suppliers are those that account for greater than 10% of CenterPoint Energy’s or CERC’s annual natural gas supply purchases. In 2020, CenterPoint Energy and CERC purchased 47% and 45%, respectively, of their natural gas supply from three major suppliers. For CenterPoint Energy, the suppliers were Macquerie Energy, LLC (20%), Exelon Generation Company, LLC (16%) and BP Energy Company/BP Canada Energy Marketing (11%). For CERC, the suppliers were Macquerie Energy, LLC (25%), Symmetry Energy Solutions, LLC, formerly CES (10%) and BP Energy Company/BP Canada Energy Marketing (10%). Numerous other suppliers provided the remainder of CenterPoint Energy’s and CERC’s natural gas supply requirements.

CenterPoint Energy’s and CERC’s Natural Gas transports their natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one to sixteen years. CenterPoint Energy’s and CERC’s Natural Gas anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

CenterPoint Energy’s and CERC’s Natural Gas actively engages in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of its state regulatory authorities. These price stabilization activities include use of storage gas and contractually establishing structured prices (e.g., fixed price, costless collars and caps) with CenterPoint Energy’s and CERC’s Natural Gas’ physical gas suppliers. Their gas supply plans generally call for 50–75% of normal winter supplies to be stabilized in some fashion.
The regulations of the states in which CenterPoint Energy’s and CERC’s Natural Gas operates allow them to pass through changes in the cost of natural gas, including savings and costs of financial derivatives associated with the index-priced physical supply, to their customers under purchased gas adjustment provisions in their tariffs. Depending upon the jurisdiction, the purchased gas adjustment factors are updated periodically, ranging from monthly to semi-annually. The changes in the cost of gas billed to customers are subject to review by the applicable regulatory bodies.
CenterPoint Energy’s and CERC’s Natural Gas uses various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. CenterPoint

Energy’s and CERC’s Natural Gas may also supplement contracted supplies and storage from time to time with stored LNG and propane-air plant production.

As of December 31, 2020, CenterPoint Energy’s and CERC’s Natural Gas owned and operated the following natural gas facilities:

	No. of Assets	Storage Capacity (Bcf)	Working Capacity (Bcf)	Maximum Daily Withdrawal Rate (MMcf)
CenterPoint Energy
Underground Natural Gas Storage Facility	9	43.6	14.2	337
CERC
Underground Natural Gas Storage Facility	1	7.0	2.0	50

			On-site Storage Capacity
	No. of Assets	Daily Production Rate (Dth)	Millions of Gallons	Dth
CenterPoint Energy
Propane Air-Gas Manufacturing Plant	13	231,000	12.9	1,187,000
LNG Plant Facility	1	72,000	12.0	1,000,000
CERC
Propane Air-Gas Manufacturing Plant	10	198,000	11.4	1,050,000
LNG Plant Facility	1	72,000	12.0	1,000,000

The table below reflects CenterPoint Energy’s and CERC’s Natural Gas contracted upstream storage services as of December 31, 2020:

	Storage Capacity (Bcf)	Maximum Peak Daily Delivery (MMcf)
CenterPoint Energy
Upstream Storage Service	115	2,744
CERC
Upstream Storage Service	92	2,298
On an ongoing basis, CenterPoint Energy’s and CERC’s Natural Gas enters into contracts to provide sufficient supplies and pipeline capacity to meet their customer requirements. However, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.
CenterPoint Energy’s and CERC’s Natural Gas has AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group and in Arkansas, Indiana, Louisiana, Mississippi and Texas with other third parties. The AMAs have varying terms, the longest of which expires in 2025. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas. CenterPoint Energy’s and CERC’s Natural Gas may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. For further information regarding the AMAs with the Energy Services Disposal Group, see Note 4 to the consolidated financial statements.

For information regarding the proposed sale of certain Natural Gas businesses located in Arkansas and Oklahoma, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Events — Business Review and Evaluation Committee” in Item 7 of Part II of this report.

Competition

CenterPoint Energy’s and CERC’s Natural Gas competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end users. In addition, as a result of federal regulations affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass CenterPoint Energy’s and CERC’s Natural Gas’ facilities and market, sell and/or transport natural gas directly to commercial and industrial customers.

Midstream Investments (CenterPoint Energy)

CenterPoint Energy’s Midstream Investments reportable segment consists of its equity method investment in Enable. Enable is a publicly traded MLP, jointly controlled by CenterPoint Energy (indirectly through CNP Midstream) and OGE as of December 31, 2020.

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

Enable’s Gathering and Processing segment. Enable owns and operates substantial natural gas and crude oil gathering and natural gas processing assets primarily in five states. Enable’s gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins, crude oil and condensate gathering assets serving the Anadarko Basin and crude oil and produced water gathering assets serving the Williston Basin. Enable provides a variety of services to the active producers in its operating areas, including gathering, compressing, treating, and processing natural gas, fractionating NGLs, and gathering crude oil, condensate and produced water. Enable serves shale and other unconventional plays in the basins in which it operates.

Enable’s gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. Competition for crude oil, condensate, produced water and extracted NGL services also includes trucking and railroad transportation companies. In the process of selling NGLs, Enable competes against other natural gas processors extracting and selling NGLs. Enable’s primary competitors are other midstream companies who are active in the regions where it operates. Enable’s management views competition for its gathering and processing systems as a function of rates, terms of service, flexibility and reliability.

Enable’s Transportation and Storage segment. Enable owns and operates interstate and intrastate natural gas transportation and storage systems across nine states. Enable’s transportation and storage systems consist primarily of its interstate systems, EGT and MRT, its intrastate system and its investment in SESH. Enable’s transportation and storage assets transport natural gas from areas of production and interconnected pipelines to power plants, local distribution companies and industrial end users as well as interconnected pipelines for delivery to additional markets. Enable’s transportation and storage assets also provide facilities where natural gas can be stored by customers.

Enable’s interstate and intrastate pipelines compete with a variety of other interstate and intrastate pipelines across its operating areas in providing transportation and storage services. Enable’s management views the principal elements of competition among pipelines as rates, terms of service, flexibility and reliability of service. For natural gas transportation and storage, rates include both fees for services and retained fuel.

For information related to CenterPoint Energy’s equity method investment in Enable, see Note 2(c) and Note 11 to the consolidated financial statements.

For information relating to the recently announced Enable Merger, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Events — Enable Merger Agreement” in Item 7 of Part II of this report and Note 22 to the consolidated financial statements.

Corporate and Other (CenterPoint Energy)

CenterPoint Energy’s Corporate and Other consists of energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects, through ESG, and other corporate support operations that support CenterPoint Energy’s business operations. CenterPoint Energy’s Corporate and Other also includes office buildings and other real estate used for business operations.

REGULATION

The Registrants are subject to regulation by various federal, state and local governmental agencies, including the regulations described below. The following discussion is based on regulation in the Registrants’ businesses and CenterPoint Energy’s investment in Enable as of December 31, 2020.

Federal Energy Regulatory Commission

The FERC has jurisdiction under the NGA and the NGPA, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions, to conduct audits and investigations, and to impose significant civil penalties (up to approximately $1.3 million per day per violation, subject to periodic adjustment to account for inflation) for statutory violations and violations of the FERC’s rules or orders.

Indiana Electric is a “public utility” under the FPA and is subject to regulation by the FERC. The FERC regulates, among other things, the transmission and wholesale sales of electricity in interstate commerce, mergers, acquisitions and corporate transactions by electricity companies, energy markets, reliability standards and the issuance of short-term debt. The FERC also has authority to impose significant civil penalties (up to approximately $1.3 million per day per violation, subject to periodic adjustment to account for inflation) for statutory violations and violations of the FERC’s rules or orders. Houston Electric is not a “public utility” under the FPA and, therefore, is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction. The FERC has certain responsibilities with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to (a) impose fines and other sanctions on Electric Entities that fail to comply with approved standards and (b) audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE and in MISO to ReliabilityFirst Corporation. Neither Houston Electric nor Indiana Electric anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on their operations. To the extent that Houston Electric and Indiana Electric are required to make additional expenditures to comply with these standards, it is anticipated that Houston Electric and Indiana Electric will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT and the MISO, respectively, for electric transmission provided.

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

State and Local Regulation – Electric Transmission & Distribution (CenterPoint Energy and Houston Electric)

Houston Electric conducts its operations pursuant to a certificate of convenience and necessity issued by the PUCT that covers its present service area and facilities. The PUCT and certain municipalities have the authority to set the rates and terms of service provided by Houston Electric under cost-of-service rate regulation. Houston Electric holds non-exclusive franchises from certain incorporated municipalities in its service territory. In exchange for payment of fees, these franchises give Houston Electric the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain its transmission and distribution system and to use that system to conduct its electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 30 to 40 years.

Houston Electric’s distribution rates charged to REPs for residential and small commercial customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of large commercial and industrial customers are primarily based on peak demand. All REPs in Houston Electric’s service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a distribution recovery mechanism for recovery of incremental distribution-invested capital above that which is already reflected in the base distribution rate, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an EECRF charge, and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay Houston Electric the same rates and other charges for transmission services.

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

State and Local Regulation – Electric Generation (CenterPoint Energy)

Indiana Electric owns and operates 1,000 MW of coal-fired generation, 163 MW of gas-fired generation and 4 MW of solar generation. Indiana Electric’s newest solar array, which was approved by the IURC in 2018, consists of approximately 150,000 solar panels distributed across 300 acres along Indiana State Road 545 between Troy and New Boston, Indiana. Construction of the 50 MW universal solar array was nearing completion at the end of 2020, and the project was placed in service for southwestern Indiana electric customers in early 2021. Indiana Electric also is party to two purchase power agreements, entitling it to the delivery of up to 80 MW of electricity produced by wind turbines. The energy and capacity secured from Indiana Electric’s available generation resources are utilized primarily to serve the needs of retail electric customers residing within Indiana Electric’s franchised service territory. Costs of operating Indiana Electric’s generation facilities are recovered through IURC-approved base rates as well as periodic rate recovery mechanisms including the CECA, DSMA, ECA, FAC, MCRA, RCRA Mechanism and TDSIC. Costs that are deemed unreasonable or imprudent by the IURC may not be recoverable through retail electric rates. Indiana Electric also receives revenues from the MISO to compensate it for benefits the generation facilities provide to the transmission system. Proceeds from the sales of energy from Indiana Electric’s generation facilities that exceed the requirements of retail customers are shared by Indiana Electric and retail electric customers.

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

State and Local Regulation – Natural Gas (CenterPoint Energy and CERC)

In almost all communities in which CenterPoint Energy’s and CERC’s Natural Gas provides natural gas distribution services, they operate under franchises, certificates or licenses obtained from state and local authorities. The original terms of the franchises, with various expiration dates, typically range from 20 to 30 years, although franchises in Arkansas are perpetual. CenterPoint Energy’s and CERC’s Natural Gas expects to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

Substantially all of CenterPoint Energy’s and CERC’s Natural Gas is subject to cost-of-service rate regulation by the relevant state public utility commissions and, in Texas, by those municipalities that have retained original jurisdiction. In certain of the jurisdictions in which they operate, CenterPoint Energy’s and CERC’s Natural Gas has annual rate adjustment mechanisms that provide for changes in rates dependent upon certain changes in invested capital, earned returns on equity or actual margins realized.
For a discussion of certain of CenterPoint Energy’s and CERC’s Natural Gas’ ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Department of Transportation (CenterPoint Energy and CERC)
We are subject to regulation by PHMSA under the NGPSA and the HLPSA. The NGPSA delegated to PHMSA through DOT the authority to regulate gas pipelines. The HLPSA delegated to PHMSA through DOT the authority to develop, prescribe and enforce federal safety standards for the transportation of hazardous liquids by pipeline. Every four years PHMSA is up for reauthorization by Congress and with that reauthorization comes changes to the legislative requirements that Congress sets forth for the oversight of natural gas and hazardous liquid pipelines. In 2020, the Pipes Act was enacted. The Pipes Act reauthorized PHMSA through 2023 and imposed a few new mandates on the agency. The law establishes a PHMSA technology pilot, authorizes a new idled pipe operating status and contains process protections for operators during PHMSA enforcement proceedings. There are no self-enacting portions of this act that impact our assets.

In January 2021, PHMSA published a final rule amending the federal Pipeline Safety Regulations to ease regulatory burdens on the construction, operation, and maintenance of gas transmission, distribution, and gathering systems. However, because the PSR Amendments have not yet gone into effect, the Biden administration may review the PSR Amendments and potentially take steps to revise or revoke them. It is uncertain whether the PSR Amendments will go into effect as finalized and what effects the PSR Amendments may have on our operations.

CenterPoint Energy and CERC anticipate that compliance with PHMSA’s regulations, performance of the remediation activities by CenterPoint Energy’s and CERC’s Natural Gas and intrastate pipelines and verification of records on maximum allowable operating pressure will continue to require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with the DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs incurred. Implementation by PHMSA of the PIPES Act, acts reauthorizing PHMSA or other future acts may result in other regulations or the reinterpretation of existing regulations that could impact compliance costs. In addition, CenterPoint Energy and CERC may be subject to the DOT’s enforcement actions and penalties if they fail to comply with pipeline regulations.

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

Market Behavior Rules; Posting and Reporting Requirements

The EPAct of 2005 amended the NGA to (i) prohibit market manipulation by any entity; (ii) direct the FERC to facilitate market transparency in the market for the sale or transportation of physical natural gas in interstate commerce; and (iii) significantly increase the penalties for violations of the NGA, the NGPA and FERC rules, regulations or orders thereunder. The anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional transactions. As a result of the EPAct of 2005, the FERC has the authority to impose civil penalties for violations of these statutes and FERC rules, regulations and orders, up to approximately $1.3 million per day, per violation.

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

Natural Gas Gathering and Processing Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. Although the FERC has not made formal determinations with respect to all of the facilities Enable considers to be natural gas gathering facilities, Enable believes that its natural gas pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a natural gas gathering pipeline and is therefore not subject to FERC jurisdiction. The distinction, however, has been the subject of substantial litigation, and the FERC determines whether facilities are natural gas gathering facilities on a case-by-case basis, so the classification and regulation of Enable’s gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, then the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the NGPA.

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

Interstate Crude Oil Gathering Regulation

Enable’s crude oil gathering systems in the Williston Basin transport crude oil in interstate commerce. Crude oil gathering pipelines that transport crude oil in interstate commerce may be regulated as common carriers by the FERC under the ICA, the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. The ICA and FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids, be just and reasonable and non-discriminatory or not confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service.

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

Safety and Health Regulation

Enable’s pipeline facilities are subject to regulation under federal pipeline safety statutes and comparable state statutes. Federal pipeline safety statutes include the NGPSA, which provides for safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, and the HLPSA, which provides for safety requirements for the design, construction, operation and maintenance of hazardous liquids pipelines facilities, including NGL and crude oil pipelines. Enable is also regulated under federal pipeline safety statutes by DOT through PHMSA. PHMSA sets and enforces pipeline safety regulations and standards. PHMSA’s enforcement authority includes the ability to assess civil penalties for violations of pipeline safety regulations. Enable incurs significant costs in complying with federal and state pipeline safety laws and regulations and otherwise administering its pipeline safety program.

ENVIRONMENTAL MATTERS

The following discussion is based on environmental matters in the Registrants’ businesses as of December 31, 2020. The Registrants’ operations and the operations of Enable are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric transmission and distribution systems, steam electric generation systems and the facilities that support these systems, the Registrants must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact the Registrants’ business activities in many ways, including, but not limited to:

•restricting the way the Registrants can handle or dispose of wastes, including wastewater discharges and air emissions;
•limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;
•requiring remedial action and monitoring to mitigate environmental conditions caused by the Registrants’ operations or attributable to former operations;
•enjoining the operations of facilities with permits issued pursuant to such environmental laws and regulations; and
•impacting the demand for the Registrants’ services by directly or indirectly affecting the use or price of fossil fuels, including, but not limited to, natural gas.

To comply with these requirements, the Registrants may need to spend substantial amounts and devote other resources from time to time to, among other activities:

•construct or acquire new facilities and equipment;
•acquire permits for facility operations or purchase emissions allowances;
•modify, upgrade or replace existing and proposed equipment; and
•decommission or remediate waste management areas, fuel storage facilities and other locations.

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

Increasingly, environmental regulation has resulted in more restrictions and limitations on activities that may impact the environment. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and monitoring, and actual future expenditures may be different from the amounts currently anticipated. The

Registrants try to anticipate future regulatory requirements that might be imposed and plan accordingly to maintain compliance with changing environmental laws and regulations.

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

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG on the state, federal, or international level. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. One such rule, the ACE Rule, which was finalized by the EPA in 2019, would have required states to establish heat rate performance standards for steam electric generating facilities. However, on January 19, 2021, the U.S. District Court of Appeals for the District of Columbia struck down the ACE Rule. The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. President Biden has also signed an executive order requiring agencies to review environmental actions taken by the Trump administration, which would have included the ACE Rule, and the Biden administration has issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. Reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations.

Houston Electric, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. Nevertheless, CenterPoint Energy’s and Houston Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within Houston Electric’s service territory. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to beneficially affect CenterPoint Energy and CERC and their natural gas-related businesses. At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses. On March 1, 2020, CenterPoint Energy announced corporate carbon emission goals, which are expected to be used to guide Indiana Electric’s transition to a low carbon fleet and position Indiana Electric to comply with anticipated regulatory requirements to further reduce GHG emissions from its electric fleet.

To the extent climate changes may occur and such climate changes result in warmer temperatures in the Registrants’ or Enable’s service territories, financial results from the Registrants’ and Enable’s businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s Natural Gas could be adversely affected through lower natural gas sales and Enable’s natural gas gathering, processing and transportation and crude oil gathering businesses could experience lower revenues. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and flooding. Since many of the Registrants’ facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase costs to repair damaged facilities and restore service to customers. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted.

Air Emissions

The Registrants’ operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating facilities and natural gas processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions. The Registrants may be required to obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. The Registrants may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

Waters of the United States

Under the Obama administration, the EPA promulgated a set of rules that included a comprehensive regulatory overhaul of defining “waters of the United States” for the purposes of determining federal jurisdiction. The Trump administration signaled its intent to repeal and replace the Obama-era rules. In accordance with this intent, the EPA promulgated a rule in early 2018 that postponed the effectiveness of the Obama-era rules until 2020. Thereafter, the EPA proposed a new set of rules that would narrow the Clean Water Act’s jurisdiction, which were finalized on April 21, 2020. Environmental stakeholders and certain states have filed challenges to the new rule. Shortly after taking office in January 2021, President Biden signed an executive order requiring agencies to review environmental actions taken by the Trump administration, including the April 2020 rule, but the nature and extent of any revisions to these rules that may be sought is uncertain at this time. The potential impact of the litigation or further revisions to the “waters of the United States” regulations on the Registrants’ business, liabilities, compliance obligations or profits and revenues is uncertain at this time.

ELG

In 2015, the EPA finalized revisions to the existing steam electric wastewater discharge standards which set more stringent wastewater discharge limits and effectively prohibited further wet disposal of coal ash in ash ponds. These new standards are applied at the time of permit renewal and an affected facility must comply with the wastewater discharge limitations no later than December 31, 2023, and the prohibition of wet sluicing of bottom ash no later than December 31, 2025. In February 2019, the IURC approved Indiana Electric’s ELG compliance plan for its F.B. Culley Generating Station, and Indiana Electric is currently finalizing its ELG compliance plan for the remainder of its affected units as part of its ongoing IRP process.

Cooling Water Intake Structures

Section 316 of the federal Clean Water Act requires steam electric generating facilities use “best technology available” to minimize adverse environmental impacts on a body of water. In May 2014, the EPA finalized a regulation requiring installation of “best technology available” to mitigate impingement and entrainment of aquatic species in cooling water intake structures. Indiana Electric is currently completing the required ecological studies and anticipates timely compliance in 2021-2022.

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

Coal Ash

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. In 2015, the EPA finalized its CCR Rule, which regulates coal ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be beneficially reused. The EPA continues to propose amendments to the CCR Rule; however, under the CCR Rule as it is currently in effect, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing.The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric is required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021. Indiana Electric plans to seek extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding, including the imposition of fines and penalties. The Culley West pond was closed under CCR provisions applicable to inactive ponds, and closure activities were completed in December 2020. For further discussion about Indiana Electric’s ash ponds, please see Note 16(e) to the consolidated financial statements.

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

HUMAN CAPITAL

CenterPoint Energy believes its employees are critical components to safely delivering electricity and natural gas across its service territories and seeks to create a diverse, inclusive and safe work environment. CenterPoint Energy’s core values—safety, integrity, accountability, initiative and respect—guide how it makes decisions and provide the foundation for a strong culture of ethics where employees are responsible for upholding these values and following CenterPoint Energy’s Ethics and Compliance Code.

The following table sets forth the number of employees by Registrant and reportable segment as of December 31, 2020:

	Number of Employees			Number of Employees Represented by Collective Bargaining Groups
Reportable Segment	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Electric	3,124	2,697	—	1,665	1,442	—
Natural Gas	4,048	—	3,327	1,656	—	1,184
Corporate and Other	2,369	—	—	122	—	—
Total	9,541	2,697	3,327	3,443	1,442	1,184

For information about the status of collective bargaining agreements, see Note 8(j) to the consolidated financial statements.

Recruiting, Training and Development. CenterPoint Energy’s human capital priorities include attracting, retaining and developing high performing talent through its talent management activities. CenterPoint Energy endeavors to maintain a workforce reflective of the available workforce in the United States by attracting quality candidates through its recruitment and selection processes, with the goal of creating a work environment in which every employee is engaged, aligned with CenterPoint Energy’s vision and values and understands how they contribute to its long-term performance. CenterPoint Energy recruits qualified employees regardless of race, gender, color, sexual orientation, age, religion, or physical or mental disability. To support a motivated and skilled workforce, CenterPoint Energy invests in employee and career development by providing resources and opportunities for its employees to develop skills and competencies to operate the business safely, meet customer expectations and identify opportunities for innovation.

Diversity and Inclusion. CenterPoint Energy is dedicated to advancing an inclusive culture and work environment, free from discrimination of any kind, where business results are achieved through the skills, abilities and talents of a diverse workforce. In 2020, CenterPoint Energy established a company-wide diversity and inclusion council to provide governance and oversight of its diversity and inclusion efforts and continues to enhance its diversity and inclusion policies. As of December 31, 2020, CenterPoint Energy’s workforce was 36% racially and/or ethnically diverse.

Compensation and Benefits. CenterPoint Energy is committed to providing market-competitive pay and benefits. Its compensation philosophy is to maintain employee total compensation that is competitive with the relevant markets, internally equitable and based on CenterPoint Energy’s and the employee’s individual performance. CenterPoint Energy believes such pay practices attract, motivate and retain employees with the skills and competencies necessary to achieve business strategy. To supplement its competitive base compensation, additional programs include short-term and long-term incentive plans, retirement and savings plans, including company matching, healthcare and insurance benefits, disability coverage, paid time off, family leave, employee assistance programs, among other benefits.

Workforce Health and Safety. CenterPoint Energy is committed to the health and safety of its employees, customers and business counterparties. Under its Safety Forward approach, safety is the responsibility of all employees. CenterPoint Energy has established a structured employee safety onboarding and development plan through its learning and development platform, offering safety and technical training courses focused on driving, worker safety and safety culture as well as other safety programs designed to encourage employee participation. Key safety metrics include Days Away, Restricted or Transferred (DART) and preventable vehicle incident rate, among other metrics. In response to the COVID-19 pandemic as a critical service provider, CenterPoint Energy implemented precautionary measures to keep its employees who operate its business safe and informed. For additional discussion regarding CenterPoint Energy’s COVID-19 response, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—COVID-19 Impacts” in Item 7 of this combined report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
(as of February 19, 2021)

Name	Age	Title
Milton Carroll	70	Executive Chairman
David J. Lesar	67	President and Chief Executive Officer
Jason P. Wells	43	Executive Vice President and Chief Financial Officer
Scott E. Doyle	49	Executive Vice President, Natural Gas
Gregory E. Knight	53	Executive Vice President, Customer Transformation and Business Services
Kenneth M. Mercado	58	Executive Vice President, Electric Operations
Kristie L. Colvin	56	Senior Vice President and Chief Accounting Officer
Lynne Harkel-Rumford	64	Senior Vice President and Chief Human Resources Officer
Monica Karuturi	42	Senior Vice President and General Counsel
Jason M. Ryan	45	Senior Vice President, Regulatory Services and Government Affairs

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

David J. Lesar has served as a director since May 2020 and President and Chief Executive Officer of CenterPoint Energy since July 2020. He served as interim Chief Executive Officer of Health Care Service Corporation, the largest privately held health insurer in the United States, from July 2019 through June 1, 2020 and a director from 2018 to July 2020. Prior to joining Health Care Services Corporation, Mr. Lesar served as the Chairman of the Board and Chief Executive Officer of Halliburton Company from 2000 to 2017 and as its Executive Chairman of the Board from June 2017 until December 2018. Mr. Lesar joined Halliburton in 1993 and served in a variety of other roles, including executive vice president of Finance and Administration for Halliburton Energy Services, a Halliburton business unit, Chief Financial Officer of Halliburton from 1995 through May 1997 and President and Chief Operating Officer from May 1997 through August 2000. He has also served on the board of directors of several companies, most recently Agrium, Inc. as well as Lyondell Chemical Co., Southern Co., Cordant Technologies and Mirant.

Jason P. Wells has served as Executive Vice President and Chief Financial Officer of CenterPoint Energy since September 2020. Prior to joining CenterPoint Energy, Mr. Wells served as Executive Vice President and Chief Financial Officer of PG&E Corporation, a publicly traded electric utility holding company serving approximately 16 million customers through its subsidiary Pacific Gas and Electric Company, from June 2019 to September 2020. He previously served as Senior Vice President and Chief Financial Officer of PG&E Corporation from January 2016 to June 2019 and as Vice President, Business Finance of Pacific Gas and Electric Company from August 2013 to January 2016. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020. He also served in various finance and accounting roles of increasing responsibility at Pacific Gas and Electric Company. Mr. Wells served on the board of directors of the San Francisco-Marin Food Bank and Habitat for Humanity Greater San Francisco.

Scott E. Doyle has served as Executive Vice President, Natural Gas of CenterPoint Energy since April 2019. With more than 25 years of utility industry experience, he previously served as Senior Vice President, Natural Gas Distribution from March 2017 to April 2019; Senior Vice President, Regulatory and Public Affairs from February 2014 to March 2017; as Division Vice President, Rates and Regulatory from April 2012 to February 2014; and as Division Vice President, Regional Operations from March 2010 to April 2012. Mr. Doyle currently serves on the boards of Goodwill Industries of Houston, American Gas Association, Southern Gas Association, Central Indiana Corporate Partnership, Evansville Regional Business Council and the American Gas Foundation. He also serves on the Engineering Advisory Council of Texas A&M University. He previously served on the boards of the Texas Gas Association and the Association of Electric Companies of Texas.

Gregory E. Knight has served as Executive Vice President, Customer Transformation and Business Services of CenterPoint Energy since August 2020. Mr. Knight most recently served as Chief Customer Officer of National Grid from September 2019 to August 2020. He previously served as Senior Vice President and Chief Customer Officer of CenterPoint

Energy from September 2014 to September 2019. Mr. Knight has over 25 years of experience in customer-focused operations, including in various leadership roles. He has served as a director of Pentair, plc, a publicly traded residential and commercial water treatment company, since January 2021. He currently serves on board of directors of Communities in Schools of Houston and Blueprint Houston. Mr. Knight is also active in several industry associations, including the American Gas Association, Edison Electric Institute and Southern Gas Association, where he serves on marketing, communications and customer solutions committees.

Kenneth M. Mercado has served as Executive Vice President, Electric Operations of CenterPoint Energy since December 2020. He previously served as Senior Vice President, Electric Operations from August 2020 to December 2020; as Senior Vice President, Electric Operations and Technology from February 2020 to August 2020; as Chief Integration Officer from May 2018 to February 2020; as Senior Vice President, Electric Operations from February 2014 to May 2018; and as Division Senior Vice President, Grid and Market Operations from January 2012 to February 2014 in addition to other key positions at CenterPoint Energy focusing on Electric Operations technology and logistics. Mr. Mercado serves on the board of the Research Advisory Counsel at the Electric Power Research Institute, the Advisory Board at Texas A&M Smart Grid Coalition, the Engineering Leadership Board at the University of Houston as well as the board of directors of the United Way of Greater Houston and the Center for Houston’s Future. He is also the past chair of the board of directors of the Southeastern Electric Exchange and March of Dimes in Houston as well as a former board member of the Electric Reliability Council of Texas (ERCOT) and the Greater Houston Chapter of the American Red Cross.

Kristie L. Colvin has served as Senior Vice President and Chief Accounting Officer of CenterPoint Energy since September 2014. In addition to this role, she recently served as Interim Executive Vice President and Chief Financial Officer from April 2020 to September 2020. Prior to these positions, Ms. Colvin served in a number of roles with CenterPoint Energy and its predecessor companies over the last 30 years, including as Division Vice President, Finance Regulated Operations, from July 2010 to September 2014, in addition to other various positions of increasing responsibility in accounting, strategic and financial planning and regulatory relations.

Lynne Harkel-Rumford has served as Senior Vice President and Chief Human Resources Officer of CenterPoint Energy since July 2020. With over 30 years of experience in compensation and benefits matters, Ms. Harkel-Rumford previously served as Vice President, Total Rewards and Technology from September 2014 to July 2020 and as Associate General Counsel from April 2007 to September 2014. Ms. Harkel-Rumford currently serves on the board of directors of Target Hunger in Houston.

Monica Karuturi has served as Senior Vice President and General Counsel of CenterPoint Energy since July 2020. She previously served as Senior Vice President and Deputy General Counsel from April 2019 to July 2020; as Vice President and Associate General Counsel - Corporate and Securities from October 2015 to April 2019; and as Associate General Counsel - Corporate from September 2014 to October 2015. Prior to joining CenterPoint Energy, Ms. Karuturi served as counsel for LyondellBassell Industries for corporate and finance matters and strategic transactions. Ms. Karuturi was appointed as a Commissioner of the Texas Access to Justice Commission by the Texas Supreme Court in June 2015, and she is currently a member of the Legal Services to the Poor in Civil Matters Committee of the Texas Bar Association. Ms. Karuturi also serves on the Advisory Council of the Tahirih Justice Center.

Jason M. Ryan has served as Senior Vice President, Regulatory Services and Government Affairs of CenterPoint Energy since July 2020. He previously served as Senior Vice President and General Counsel from April 2019 to July 2020; as Senior Vice President, Regulatory and Government Affairs from February 2019 to April 2019; as Vice President of Regulatory and Government Affairs and Associate General Counsel from March 2017 to February 2019; and as Vice President and Associate General Counsel from September 2014 to March 2017. He was appointed to the Texas Diabetes Council by Texas Governor Perry in 2013 for a term ending in 2019; he was reappointed by Texas Governor Abbott in 2019 for a term ending in 2025. Mr. Ryan currently serves on the boards of the Houston Bar Foundation, the Texas Gulf Coast Chapter of the Leukemia and Lymphoma Society and the Association of Electric Companies of Texas. He also serves on the executive committee of the legal committee of the American Gas Association.

Item 1A.Risk Factors

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

CenterPoint Energy derives all of its operating income from, and holds all of its assets through, its subsidiaries, including its interests in Enable. As a result, CenterPoint Energy depends on the performance of and distributions from its subsidiaries and Enable to meet its payment obligations and to pay dividends on its common and preferred stock. In general, CenterPoint Energy’s subsidiaries are separate and distinct legal entities and have no obligation to provide it with funds for its payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit CenterPoint Energy’s subsidiaries’ and Enable’s ability to make payments or other distributions to CenterPoint Energy, and its subsidiaries or Enable could agree to contractual restrictions on their ability to make payments or other distributions. Further, Houston Electric has agreed to certain “ring-fencing” measures to increase its financial separateness from CenterPoint Energy. Further ring-fencing measures could be imposed on Houston Electric in the future through legislation or PUCT rules or orders. While current ring-fencing measures have not impacted Houston Electric’s ability to pay dividends to CenterPoint Energy, the imposition of any additional ring-fencing measures impacting CenterPoint Energy’s ability to receive dividends from Houston Electric could materially adversely affect CenterPoint Energy’s cash flows, credit quality, financial condition and results of operations.
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

Our businesses are capital intensive, and we rely on various sources to finance our capital expenditures. For example, we depend on (i) long-term debt, (ii) borrowings through our revolving credit facilities and, for CenterPoint Energy and CERC, commercial paper programs, (iii) distributions from CenterPoint Energy’s interests in Enable and (iv) if market conditions permit, issuances of additional shares of common or preferred stock by CenterPoint Energy. We may also use such sources to refinance any outstanding indebtedness as it matures. As of December 31, 2020, CenterPoint Energy had $13.4 billion of outstanding indebtedness on a consolidated basis, which includes $747 million of non-recourse Securitization Bonds. For information on outstanding indebtedness of Houston Electric and CERC as well as maturities through 2025, see Note 14 to the consolidated financial statements. Our future financing activities may be significantly affected by, among other things:

•general economic and capital market conditions;
•credit availability from financial institutions and other lenders;
•volatility or fluctuations in distributions from Enable’s units or volatility in Enable’s unit price;
•investor confidence in us and the markets in which we operate;
•the future performance of our and Enable’s businesses;
•integration of Vectren’s businesses into CenterPoint Energy, including technology systems;
•maintenance of acceptable credit ratings;
•market expectations regarding our future earnings and cash flows;
•our ability to access capital markets on reasonable terms;
•incremental collateral that may be required due to regulation of derivatives; and
•provisions of relevant securities laws.

In addition, our future financing activities may also be impacted by our ability to consummate the proposed sale of our Natural Gas businesses in Arkansas and Oklahoma. For further information on the proposed sale, see “— Our potential business strategies and strategic initiatives, including merger and acquisition activities and the disposition of assets or businesses, may not be completed or perform as expected, adversely affecting our financial condition, results of operations and cash flows” below. With respect to impacts related to our investment in Enable, see Note 22 to the consolidated financial statements for further information on the recently announced Enable Merger.

The Registrants’ current credit ratings and any changes in credit ratings in 2020 and to date in 2021 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Matters — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. The Registrants note that these credit ratings are not recommendations to buy, sell or hold their securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of the Registrants’ credit ratings could have a material adverse impact on their ability to access capital on acceptable terms.

An impairment of goodwill, long-lived assets, including intangible assets, equity method investments and an impairment or fair value adjustment to CenterPoint Energy’s Enable Series A Preferred Unit investment could reduce our earnings.

Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2020, CenterPoint Energy identified and recorded a goodwill impairment charge of $185 million in the Indiana Electric reporting unit, reducing the carrying value of the reporting unit to its fair value as of March 31, 2020. See Note 6 to the consolidated financial statements for further information. For investments CenterPoint Energy accounts for under the equity method, the impairment test considers whether the fair value of such investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. CenterPoint Energy identified and recorded an impairment during the year ended December 31, 2020 based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply of crude oil and natural gas and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry. For further information regarding CenterPoint Energy’s impairment of its equity investment in Enable, please see Notes 10 and 11 to the consolidated financial statements. Should the annual goodwill impairment test or another periodic impairment test or an observable transaction, including for the Series A Preferred Unit investment, indicate the fair value of our assets is less than the carrying value, we would be required to take a non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. A sustained or severe decline in Enable’s common unit price could result in CenterPoint Energy recording impairment charges again in the future. A non-cash impairment charge or fair value adjustment could materially adversely impact our results of operations and financial condition.

If CenterPoint Energy redeems the ZENS prior to their maturity in 2029, its ultimate tax liability and redemption payments would result in significant cash payments, which would adversely impact its cash flows. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows.

CenterPoint Energy has approximately $828 million principal amount of ZENS outstanding as of December 31, 2020. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. CenterPoint Energy may redeem all of the ZENS at any time at a redemption amount per ZENS equal to the higher of the contingent principal amount per ZENS ($56 million in the aggregate, or $3.97 per ZENS, as of December 31, 2020) or the sum of the current market value of the reference shares attributable to one ZENS at the time of redemption. In the event CenterPoint Energy redeems the ZENS, in addition to the redemption amount, it would be required to pay deferred taxes related to the ZENS. CenterPoint Energy’s ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year. If the ZENS had been redeemed on December 31, 2020, deferred taxes of approximately $471 million would have been payable in 2020, based on 2020 tax rates in effect. In addition, if all the shares of ZENS-Related Securities had been sold on December 31, 2020 to fund the aggregate redemption amount, capital gains taxes of approximately $159 million would have been payable in 2020. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows. This could happen if CenterPoint Energy’s creditworthiness were to drop or the market for the ZENS were to become illiquid, or for some other reason. While funds for the payment of cash upon exchange of ZENS could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources, ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically cease when ZENS are exchanged and ZENS-Related Securities shares are sold.

Dividend requirements associated with CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock subject it to certain risks.

CenterPoint Energy has issued 800,000 shares of Series A Preferred Stock and 19,550,000 depositary shares, each representing a 1/20th interest in a share of CenterPoint Energy’s Series B Preferred Stock, which is expected to convert into Common Stock on September 1, 2021. CenterPoint Energy has also issued 725,000 shares of Series C Preferred Stock of which 625,000 shares remain outstanding. The Series C Preferred Stock are expected to convert to Common Stock on or around May 7, 2021. Any future payments of cash dividends, and the amount of any cash dividends CenterPoint Energy pays, on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock will depend on, among other things, its financial condition, capital requirements and results of operations and the ability of our subsidiaries and Enable to distribute cash to CenterPoint Energy, as well as other factors that CenterPoint Energy’s Board of Directors (or an authorized committee thereof) may consider relevant. Any failure to pay scheduled dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock when due could materially adversely impact our ability to access capital on acceptable terms and would likely have a material adverse impact on the market price of the Series A Preferred Stock, the Series B Preferred Stock, Common Stock and CenterPoint Energy’s debt securities and would prohibit CenterPoint Energy, under the terms of the Series A Preferred Stock and Series B Preferred Stock, from paying cash dividends on or repurchasing shares of Common Stock (subject to limited exceptions) until such time as CenterPoint Energy has paid all accumulated and unpaid dividends on the Series A Preferred Stock and the Series B Preferred Stock.

Further, the terms of the Series A Preferred Stock and the Series B Preferred Stock provide that if dividends on any of the respective shares have not been declared and paid for the equivalent of three or more semi-annual or six or more quarterly dividend periods, whether or not for consecutive dividend periods, the holders of such shares, voting together as a single class with holders of any and all other series of CenterPoint Energy’s capital stock on parity with its Series A Preferred Stock or its Series B Preferred Stock (as to the payment of dividends and amounts payable on liquidation, dissolution or winding up of CenterPoint Energy’s affairs) upon which like voting rights have been conferred and are exercisable, will be entitled to vote for the election of a total of two additional members of CenterPoint Energy’s Board of Directors, subject to certain terms and limitations.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect the cost of capital related to outstanding debt and other financial instruments and may adversely affect the cash distributions received from the Enable Series A Preferred Units.

LIBOR is the basic rate of interest widely used as a global reference for setting interest rates on variable rate loans and other securities. Each of the Registrants’ credit and term loan facilities, including certain facilities or financial instruments entered into by their subsidiaries, use LIBOR as a reference rate. Additionally, on and after February 18, 2021, Enable is expected to pay distributions on the Enable Series A Preferred Units with an annual rate equal to three-month LIBOR plus 8.5%. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, the Financial Conduct Authority announced its support for the extension of certain tenors of U.S. dollar LIBOR until June 2023, as well as the replacement of LIBOR by the SOFR. While this announcement extends the transition period to June 2023, the Federal Reserve concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR.. It is unclear whether other new methods of calculating LIBOR will be established such that it continues to exist after 2021. The future of LIBOR at this time remains uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity. Each of the Registrants’ credit facilities provide for a mechanism to replace LIBOR with possible alternative benchmarks upon certain benchmark replacement events. However, we are still currently evaluating the impact of any such potential benchmark replacements or unavailability of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative benchmark rates or disruption in the financial markets could materially and adversely affect our financial condition, results of operations and cash flows.

Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses (CenterPoint Energy and Houston Electric)

Rate regulation of Houston Electric’s and Indiana Electric’s businesses may delay or deny their ability to earn an expected return and fully recover their costs.

Houston Electric’s rates are regulated by certain municipalities and the PUCT and Indiana Electric’s rates are regulated by the IURC. Their rates are set in comprehensive base rate proceedings (i.e., general rate cases) based on an analysis of their invested capital, their expenses and other factors in a designated test year. Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of Houston Electric’s and Indiana Electric’s control. For Houston Electric, a general base rate proceeding is required 48 months from the date of the order setting rates in its most recent comprehensive rate proceeding, unless the PUCT issues an order extending the deadline to file that general base rate proceeding. For Indiana Electric, a general base rate proceeding is required prior to the expiration of its TDSIC plan, which expires on December 31, 2023. Houston Electric and Indiana Electric can make no assurance that their respective base rate proceedings will result in favorable adjustments to their rates, in full cost recovery or approval of other requested items, including, among other things, capital structure and ROE. Moreover, these base rate proceedings have caused in certain instances, and in the future could cause, Houston Electric and Indiana Electric to recover their investments below their requested levels (such as in the most recent Houston Electric general rate case), below the national average for utilities or below recently approved levels for other utilities in their respective jurisdictions.

The rates that Houston Electric and Indiana Electric are allowed to charge may not match their costs at any given time, a situation referred to as “regulatory lag.” For Houston Electric and Indiana Electric, several interim rate adjustment mechanisms have been implemented to reduce the effects of regulatory lag (for example, DCRF, TCOS, TDSIC, DSMA and RCRA Mechanism), although certain of these mechanisms do not provide for recovery of operations and maintenance expenses. These adjustment mechanisms are subject to the applicable regulatory body’s approval and are subject to limitations that may reduce Houston Electric’s and Indiana Electric’s ability to adjust rates. For further information on rate case proceedings and interim rate adjustment mechanisms, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report. See also “—The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity” below for further information.

Houston Electric and Indiana Electric can make no assurance that filings for such mechanisms will result in favorable adjustments to rates or in full cost recovery. Notwithstanding the application of such rate adjustment mechanisms, the regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking, as the case may be, and may not always be available or result in rates that will produce recovery of Houston Electric’s and Indiana Electric’s costs or enable them to earn an expected return. Changes to the interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact Houston Electric’s and Indiana Electric’s ability to recover their costs in a timely manner. Additionally, inherent in the regulatory process is some level of risk that jurisdictional regulatory authorities may initiate investigations of the prudence of operating expenses incurred or capital investments made by Houston Electric or Indiana Electric and deny the full recovery of their cost of service in rates. To the extent the regulatory process does not allow Houston Electric and Indiana Electric to make a full and timely recovery of appropriate costs, their results of operations, financial condition and cash flows could be materially adversely affected.

Disruptions at power generation facilities owned by third parties or directives issued by regulatory authorities could interrupt Houston Electric’s sales of transmission and distribution services and adversely affect its reputation, results of operations, financial condition and cash flows.

Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. Houston Electric does not own or operate any power generation facilities. In February 2021, the Texas electric system experienced an unprecedented power shortage due to extreme winter weather conditions. The state’s power generation fell short of demand, resulting in significant electricity outages across Texas, including in Houston Electric’s service territory. See Note 22 to the consolidated financial statements for further information on the February 2021 Winter Storm Event. If power generation is disrupted or if power generation capacity is inadequate or if ERCOT issues directives to TDUs (such as Houston Electric) to implement controlled outages, both of which recently occurred during the February 2021 Winter Weather Event, Houston Electric’s sales of transmission and distribution services may be diminished or interrupted, and its reputation, results of operations, financial condition and cash flows could be adversely affected. See also “—The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity” below for further information.

Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in such payments could adversely affect Houston Electric’s cash flows, financial condition and results of operations.

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity Houston Electric distributes to their customers. As of December 31, 2020, Houston Electric did business with approximately 64 REPs. Adverse economic conditions, including the impact of COVID-19, the February 2021 Winter Storm Event, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which Houston Electric can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and Houston Electric thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. A significant portion of Houston Electric’s billed receivables from REPs are from affiliates of NRG and Vistra Energy Corp. Houston Electric’s aggregate billed receivables balance from REPs as of December 31, 2020 was $210 million. Approximately 31% and 16% of this amount was owed by affiliates of NRG and Vistra Energy Corp., respectively. Any delay or default in payment by REPs could adversely affect Houston Electric’s cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments Houston Electric had received from such REP.

Indiana Electric’s execution of its generation transition plan, including its IRP, and its regulated power supply operations are subject to various risks, including timely recovery of capital investments, increased costs and facility outages or shutdowns.

Indiana requires each electric utility to perform and submit an IRP every three years, unless extended, to the IURC that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next 20-year period on a periodic basis. Indiana Electric’s 2016 IRP modeling projected that the lowest cost and least risk generation portfolio to serve customers over the next 20 years involve retirement of a significant portion of its current generating fleet and replacing that generation capacity with other resources. Implementation of Indiana Electric’s IRP will likely require recovery of new capital investments, as well as costs of retiring the current generation fleet, including any remaining unrecovered costs of retired assets. In February 2018, as part of its electric generation transition plan, Indiana Electric received approval from the IURC to construct a 50 MW universal solar array and the plan to retrofit its largest, most efficient coal-fired generation unit (Culley Unit 3). With respect to its 2019/2020 IRP submitted to the IURC in June 2020, Indiana Electric identified a preferred generation resource that includes the replacement of 730 MW of coal-fired generation facilities with a significant portion composed of renewables, including solar and wind, supported by dispatchable natural gas combustion turbines, including a pipeline to serve such natural gas generation, as well as storage. While the IURC does not approve or reject the IRP, the process involves the issuance of a staff report that provides comments on the IRP. Depending on comments received on the IRP, the filing of any future requests for generating facilities could be delayed. Further, certain legislative activities such as a prohibition on the construction of new generation assets in excess of a set MW capacity, similar to moratorium legislation introduced in 2019 and ultimately defeated, or other legislation restricting or delaying new generation could negatively affect Indiana Electric’s ability to construct new generation facilities and execution of its capital plan. Even if a generation project is approved, risks associated with the construction of any new generation exist, including the ability to procure resources needed to build at a reasonable cost, scarcity of resources and labor, ability to appropriately estimate costs of new generation, the effects of potential construction delays and cost overruns and the ability to meet capacity requirements. Further, there is no guarantee that the IURC will approve the requests included in any of Indiana Electric’s future filed petitions relating to its IRP. For further information on the IRP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report.

Additionally, Indiana Electric’s generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses, increased purchase power costs and inadvertent releases of coal ash and/or other contaminants with a significant environmental impact. These operational risks can arise from circumstances such as facility shutdowns or malfunctions due to equipment failure or operator error; interruption of fuel supply or increased prices of fuel as contracts expire; disruptions in the delivery of electricity; inability to comply with regulatory or permit requirements; labor disputes; or natural disasters, all of which could adversely affect Indiana Electric’s business. Further, Indiana Electric currently relies on coal for substantially all of its generation capacity. Currently, its coal supply is purchased largely from a single, unrelated party and, although the coal supply is under long-term contract, the loss of this supplier or transportation interruptions could adversely affect Indiana Electric’s results of operations, financial condition and cash flows.

Houston Electric and Indiana Electric, as a member of ERCOT and MISO, respectively, could be subject to higher costs for system improvements, as well as fines or other sanctions as a result of FERC mandatory reliability standards.

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

In connection with the February 2021 Winter Storm Event, there have been calls for reform of the Texas electric market, which, if implemented, could have material adverse impacts on Houston Electric.

Various governmental and regulatory agencies and other entities have called for or are conducting inquiries and investigations into the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, this event, including the electricity generation shortfall issues. Agencies and entities that may conduct or are conducting such inquiries, investigations and other reviews include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the Texas Attorney General, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service area, among other entities. In addition to questions around preparation and response, some federal and other officials, as well as members of the public and media, have called for reviews and reforms of the Texas electric market, including whether it should continue to be governed by ERCOT or instead be subject to FERC jurisdiction and regulation by joining an ISO such as MISO, as well as the division of the market between power generators, TDUs (such as Houston Electric) and REPs. There are significant uncertainties around these discussions and whether any market structure or governance changes will result therefrom, but if any such reviews and reform efforts ultimately result in changes to how the Texas electric market is structured or regulated, such changes could have a material adverse impact on Houston Electric’s business, results of operations and financial condition. See “—The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity” below and Note 22 to the consolidated financial statements for further information.

Risk Factors Affecting Natural Gas’ Business (CenterPoint Energy and CERC)

Rate regulation of Natural Gas may delay or deny its ability to earn an expected return and fully recover its costs.

Natural Gas’ rates are regulated by certain municipalities (in Texas only) and state commissions based on an analysis of Natural Gas’ invested capital, expenses and other factors in a test year (often either fully or partially historic) in comprehensive base rate proceedings, subject to periodic review and adjustment. Each of these proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of Natural Gas’ control. Natural Gas has pending, or anticipates the filing of, rate cases in Indiana and Minnesota during 2021. Natural Gas can make no assurance that these respective base rate proceedings will result in favorable adjustments to its rates, full cost recovery or approval of other requested items, including, among other things, capital structure and ROE. Moreover, these base rate proceedings could cause Natural Gas to recover its investments at rates below its requested level, below the national average for utilities or below recently approved levels for other utilities in those jurisdictions.

The rates that Natural Gas is allowed to charge may not match its costs at any given time, resulting in what is referred to as “regulatory lag.” Though several interim rate adjustment mechanisms have been approved by jurisdictional regulatory authorities and implemented by Natural Gas to reduce the effects of regulatory lag (for example, GRIP, FRP, CSIA and DRR), such adjustment mechanisms are subject to the applicable regulatory body’s approval, which we cannot assure would be approved, and are subject to certain limitations that may reduce or otherwise impede Natural Gas’ ability to adjust its rates or result in rates below those requested by Natural Gas.

Natural Gas can make no assurance that filings for such mechanisms will result in favorable adjustments to rates. Notwithstanding the application of the rate mechanisms discussed above, the regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking, as the case may be, and may not always be available or result in rates that will produce recovery of Natural Gas’ costs or enable Natural Gas to earn an expected return. Changes to the interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact Natural Gas’ ability to recover its costs in a timely manner. Additionally, inherent in the regulatory process is some level of risk that jurisdictional regulatory authorities may initiate investigations of the prudence of operating expenses incurred or capital investments made by Natural Gas and deny the full recovery of Natural Gas’ cost of service or the full recovery of incurred natural gas costs in rates. To the extent the regulatory process does not allow Natural Gas to make a full and timely recovery of appropriate costs, its results of operations, financial condition and cash flows could be adversely affected. For further information on rate case proceedings and interim rate adjustment mechanisms, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report.

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

Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for Natural Gas’ customers.

Natural Gas depends on third-party service providers to maintain an adequate supply of natural gas and for available storage and intrastate and interstate pipeline capacity to satisfy its customers’ needs, all of which are critical to system reliability. Substantially all of Natural Gas’ natural gas supply is purchased from intrastate and interstate pipelines. If Natural Gas is unable to secure an independent natural gas supply of its own or through its affiliates or if third-party service providers fail to timely deliver natural gas to meet Natural Gas’ requirements, the resulting decrease in natural gas supply in Natural Gas’ service territories could have a material adverse effect on its results of operations, cash flows and financial condition. Additionally, a significant disruption, whether through reduced intrastate and interstate pipeline transmission or storage capacity or other events affecting natural gas supply, including, but not limited to, operational failures, hurricanes, tornadoes, floods, severe winter weather conditions, acts of terrorism or cyberattacks or changes in legislative or regulatory requirements, could also adversely affect Natural Gas’ businesses. Further, to the extent that Natural Gas’ natural gas requirements cannot be met through access to or continued use of existing natural gas infrastructure or if additional infrastructure, including onshore and offshore exploration and production facilities, gathering and processing systems and pipeline and storage capacity is not constructed at a rate that satisfies demand, then Natural Gas’ operations could be negatively affected. For additional risks related to the February 2021 Winter Storm Event, see “—The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity” below and Note 22 to the consolidated condensed financial statements for further information.

Natural Gas is subject to fluctuations in notional natural gas prices, which could affect the ability of its suppliers and customers to meet their obligations or otherwise adversely affect CERC’s liquidity, results of operations and financial condition.

Natural Gas is subject to risk associated with changes in the notional price of natural gas. Increases in natural gas prices might affect Natural Gas’ ability to collect balances due from customers and could create the potential for uncollectible accounts expense to exceed the recoverable levels built into tariff rates. In addition, a sustained period of high natural gas prices could (i) decrease demand for natural gas in the areas in which Natural Gas operates, thereby resulting in decreased sales and revenues and (ii) increase the risk that Natural Gas’ suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase working capital requirements by increasing the investment that must be made to maintain natural gas inventory levels. For additional risks related to the February 2021 Winter Storm Event, see “—The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity” below and Note 22 to the consolidated condensed financial statements for further information.

A decline in CERC’s credit rating could result in CERC having to provide collateral under its shipping arrangements or to purchase natural gas, which consequently would increase its cash requirements and adversely affect its financial condition.

If CERC’s credit rating were to decline, it might be required to post cash collateral under its shipping arrangements or to purchase natural gas. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when CERC was experiencing significant working capital requirements or otherwise lacked liquidity, CERC’s results of operations, financial condition and cash flows could be adversely affected. For additional risks related to the February 2021 Winter Storm Event, see “—The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity” below and Note 22 to the consolidated condensed financial statements for further information.

Natural Gas must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on CERC’s results of operations, financial condition and cash flows.

Natural Gas competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other natural gas distributors and marketers also compete directly with Natural Gas for natural gas sales to end users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass Natural Gas’ facilities and market, sell and/or transport natural gas directly to commercial and industrial customers. Any reduction in the amount of natural gas delivered by Natural Gas as a result of competition with alternate energy sources may have an adverse impact on CERC’s results of operations, financial condition and cash flows.

Risk Factors Affecting ESG’s Business (CenterPoint Energy)

ESG’s operations could be adversely affected by a number of factors.

ESG’s business results are dependent on a number of factors. The industry in which ESG operates is competitive and many of the contracts are subject to a bidding process. Should ESG be unsuccessful in bidding contracts (for example, federal Indefinite Delivery/Indefinite Quantity contracts), results of operations could be impacted. Through competitive bidding, the volume of contracted work could vary significantly from year to year. Further, to the extent there are unanticipated cost increases in completion of the contracted work or issues arise where amounts due for work performed may not be collected, the profit margin realized on any single project could be reduced. Changes in legislation and regulations impacting the sectors in which the customers served by ESG operate could adversely impact operating results. Additionally, ESG’s business is subject to other risks including, but not limited to, the following: the discontinuation of the federal ESPC and UESC programs; the inability of customers to finance projects; failure to appropriately design, construct or operate projects; and cancellation of projects by customers or reductions in the scope of the projects.

ESG’s business has performance and warranty obligations, some of which are guaranteed by CenterPoint Energy.

In the normal course of business, ESG issues performance bonds and other forms of assurance that commit it to operate facilities, pay vendors or subcontractors and support warranty obligations. As the parent company, CenterPoint Energy has, and will, from time to time guarantee its subsidiaries’ commitments. These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations to allow the subsidiary the flexibility to conduct business without posting other forms of collateral. Neither CenterPoint Energy nor Vectren has been called upon to satisfy any obligations pursuant to these parental guarantees.

Risk Factors Affecting Our Businesses

We are subject to operational and financial risks and liabilities arising from environmental laws and regulations, including regulation of CCR and climate change legislation as well as other risks related to the implementation of our carbon emissions reduction targets. We could also experience reduced demand for our services, including certain local initiatives to prohibit new natural gas service and increase electrification initiatives in jurisdictions served by Natural Gas.

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, steam electric generating facilities and electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, including among others, restricting the use of fossil fuels through future climate legislation or regulation, limiting airborne emissions from generating facilities, restricting the way we manage wastes, including wastewater discharges and air emissions and requiring remedial action or monitoring to mitigate environmental actions caused by our operations or attributable to former operations. We may need to spend substantial amounts and devote other resources from time to time to comply with these requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, revocation of permits, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean, restore and monitor sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be beneficially reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. In August 2019, the EPA proposed additional “Part A” amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. Further “Part B” amendments, which related to alternate liners for CCR surface impoundments and the surface impoundment closure process, were published in March 2020. The Part A amendments were finalized in August 2020, and the Part B amendments were finalized in November 2020 and extended the deadline to cease placement of ash in ponds to April 11, 2021. The EPA published an advanced notice of proposed rulemaking on legacy CCR surface impoundments in October 2020, and in December 2020 provided new data and requested public comment as part of the Agency’s reconsideration of its definition of beneficial reuse. The Part A amendments do not restrict Indiana Electric’s current beneficial reuse of its fly ash. CenterPoint Energy continues to evaluate the Part B amendments to determine potential impacts. The potential effects of future amendments to the CCR Rule are uncertain at this time.

Regulatory agencies have also adopted, and from time to time consider adopting, new legislation and/or modifying existing laws and regulations to reduce GHGs. There continues to be a wide-ranging policy and regulatory debate, both nationally and internationally, regarding the potential impact of GHGs and possible means for their regulation. The EPA has expanded its existing GHG emissions reporting requirements, which could also lead to further regulation of GHGs by the EPA. The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment, which is expected to continue under the Biden administration. For example, President Biden has recommitted the United States to the Paris Agreement. Shortly after taking office in January 2021, President Biden also issued a series of executive orders designed to address climate change, as well as an executive order requiring agencies to review environmental actions taken by the Trump administration. The Biden administration has also issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. Reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. Potential future restrictions include, among other things, the United States enacting additional GHG regulations and mandated financial, emissions and other disclosures. The terms on which the United States will be re-entering the Paris Agreement are unclear at this time. As a distributor and transporter of natural gas, Natural Gas’ revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or that would have the effect of reducing the consumption of natural gas. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be greater than the amounts we currently anticipate. Additionally, Houston Electric’s and Indiana Electric’s transmission and distribution businesses’ revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within its service territory. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services. For further discussion, see “Business—Environmental Matters” in Item 1 and “— Risk Factors Affecting Natural Gas’ Business —Natural Gas must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on our results of operations, financial condition and cash flows.”

Furthermore, in March 2020, we established a goal to reduce carbon emissions directly attributable to our operations 70% from 2005 levels by 2035, and we announced a broad corporate initiative to achieve a net reduction of carbon emissions attributed to customer usage 20–30% from 2005 levels by 2040. Our ability to achieve these carbon emission reduction goals depends on various external factors, including supportive energy policies, alternative fuels programs, research and development efforts focused on low-carbon technologies such as carbon capture, customer participation in conservation and energy-efficiency programs and low natural gas prices. We expect to increase our renewable energy resources portfolio as part of our IRP process and to continue optimizing technology advancements to modernize our systems. Any negative opinions with respect to these goals or our environmental practices, including any inability to achieve, or a scaling back of, these goals developed by regulators, customers, investors or legislators could harm our reputation.

Evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels may have substantial impacts on CenterPoint Energy’s electric generation and natural gas businesses. For example, because Indiana Electric’s current generating facilities substantially rely on coal for their operations, certain financial institutions choose not to participate in CenterPoint Energy’s financing arrangements. Also, certain cities in CenterPoint Energy’s Natural Gas operational footprint have adopted initiatives to prohibit the construction of new natural gas facilities that would provide service and focus on electrification. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. Any such initiatives and legislation could adversely affect CenterPoint Energy’s results of operations.

The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity.

In February 2021, certain of our jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted, and may continue to impact, our businesses.

In Texas, the February 2021 Winter Storm Event caused many electric generation facilities to shut-down, resulting in electricity generation shortages and high electric prices in the wholesale generation market. The electricity generation shortages necessitated ERCOT to direct TDUs, including Houston Electric, to implement controlled outages in their respective service areas. In compliance with ERCOT’s directives and emergency procedures, Houston Electric implemented controlled electricity outages across its service territory, resulting in a substantial number of its customers (on certain days over a million residents) being without power, many for extended periods of time. ERCOT has stated that the electric outages were necessary to avoid prolonged large-scale, state-wide blackouts and long-term damage to the electric system in Texas. As a result, Houston Electric’s sales of transmission and distribution services were diminished or interrupted for several days. Additionally, the electricity generation shortage resulted in wholesale electricity prices increasing to their maximum allowed limit. Many REPs may face financial difficulties due to their inability to recover these high prices from their customers, and any such financial difficulties may impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. For further information on the concentration of Houston Electric’s receivables with REPs, see “— Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in such payments could adversely affect Houston Electric’s cash flows, financial condition and results of operations.”

During and in the immediate aftermath of the February 2021 Winter Storm Event, there has been focus on the lack of sufficient winterization protection for power generation facilities. On February 18, 2021, the Governor of Texas requested that the Texas Legislature mandate the winterization of the Texas power system, which could include TDUs. If any such protections are required in the future, the cost of such protections may increase the cost of electricity and reduce consumption of electricity by ultimate consumers in Houston Electric’s service territory, which could adversely affect Houston Electric’s results of operations. Any potential decreases in customer usage due to higher electricity prices charged by REPs may not result in increased base rates charged by Houston Electric for its services until its next general base rate proceeding. For further information on Houston Electric’s regulatory proceedings, see “— Rate regulation of Houston Electric’s and Indiana Electric’s businesses may delay or deny their ability to earn an expected return and fully recover their costs.”

Furthermore, the February 2021 Winter Storm Event also impacted the wholesale prices CenterPoint Energy and CERC paid for natural gas and their ability to service customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. CenterPoint Energy and CERC experienced significant impacts as the February 2021 Winter Storm Event impacted the overall natural gas market, including resulting in increases in the costs of natural gas supply. In particular, the February 2021 Winter Storm Event also caused severe disruptions in the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their utility operations, resulting in extraordinary increases in the price of natural gas to CenterPoint Energy and CERC. From February 12, 2021 to February 22, 2021, management estimates CenterPoint Energy spent approximately an incremental $2.5 billion more on natural gas supplies compared to plan (inclusive of an incremental $2.3 billion more spent by CERC on natural gas supplies compared to plan). These amounts are preliminary estimates through February 23, 2021 and are subject to final settlement. These purchases are generally payable at the end of March 2021. As of February 22, 2021, CenterPoint Energy had approximately $2.1 billion in total liquidity. While CenterPoint Energy and CERC will seek to recover these increased gas purchase costs from customers (although neither full recovery nor the timing of that recovery is certain), in the interim, CenterPoint Energy and CERC will seek additional external financing to pay for such natural gas working capital, which may consist of short and long-term debt, but such external financing may not be available on favorable terms or at all. On February 24, 2021, CERC received financing commitments totaling $1.7 billion for a 364-day term loan facility to bridge potential working capital needs. Any additional external debt financing and/or partial or delayed recovery of these natural gas costs may negatively impact CenterPoint Energy’s or CERC’s credit metrics, and could lead to a downgrade of CenterPoint Energy’s or CERC’s credit rating. The inability of CenterPoint Energy or CERC to recover all or a portion of the increased costs of natural gas, or any associated delay in recovery, in addition to the increased external financing required to pay for such natural gas could have a material adverse impact on CenterPoint Energy’s or CERC’s, financial condition, results of operations, cash flows and liquidity.

In addition to the risks discussed in this risk factor, for further information on risks related to:

•the arranging of future financings on acceptable terms, see “— If we are unable to arrange future financings on acceptable terms, our ability to finance our capital expenditures or refinance outstanding indebtedness could be limited”;
•the ability to seek recovery of the additional costs natural gas, see “— Rate regulation of Natural Gas may delay or deny its ability to earn an expected return and fully recover its costs”;
•access to natural gas supplies, see “— Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for Natural Gas’s customers”;
•various regulatory, investigations, litigation or other proceedings, see “— In connection with the February 2021 Winter Storm Event, there have been calls for reform of the Texas electric market, which, if implemented, could have material adverse impacts on Houston Electric”;
•the fluctuations in notional natural gas prices, see “— Natural Gas is subject to fluctuations in notional natural gas prices, which could affect the ability of its suppliers and customers to meet their obligations or otherwise adversely affect CERC’s liquidity, results of operations and financial condition”;
•the impact of a decline in CERC’s credit rating, see “— A decline in CERC’s credit rating could result in CERC having to provide collateral under its shipping arrangements or to purchase natural gas, which consequently would increase its cash requirements and adversely affect its financial condition”; and
•potential reforms of the Texas electric market, see “— In connection with the February 2021 Winter Storm Event, there have been calls for reform of the Texas electric market, which, if implemented, could have material adverse impacts on Houston Electric’s business.”

CenterPoint Energy may be unable to effectively complete the integration of the businesses acquired in the Merger, including the integration of technology systems, for which significant time and resources have been allocated thereto.

CenterPoint Energy continues to integrate certain aspects of CenterPoint Energy’s and Vectren’s businesses. The integration of technology systems and processes that CenterPoint Energy uses to plan and report financial information, manage work, monitor systems, respond to outages and perform other critical functions has been, and continues to be, a complex, costly and time consuming process, which is expected to be completed in 2021. CenterPoint Energy may experience delays, cost-overruns or other issues affecting the successful completion of the integration of these technology systems and other related processes. The failure to timely, efficiently and cost-effectively complete the integration could adversely affect CenterPoint Energy’s results of operations and cash flows.

In connection with the integration of such technology systems and processes, CenterPoint Energy must also successfully design and operate its systems of internal controls to continue to accurately provide reliable financial reports, including reporting of its financial condition, results of operations or cash flows, effectively prevent fraud and operate successfully as a public company. If CenterPoint Energy’s efforts to maintain an effective system of internal controls throughout the integration of its technology systems are not successful, it is unable to maintain adequate controls over its financial reporting and processes in the future or it is unable to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002, CenterPoint Energy could be harmed or it may fail to meet its reporting obligations. Ineffective internal controls also could cause investors to lose confidence in CenterPoint Energy’s reported financial information, which would likely have a negative effect on, among other things, the trading prices of its securities.

Our results of operations, financial condition and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks inherent in the generation, transmission and distribution of electricity and in the delivery of natural gas that could result in substantial losses or other damages. These risks include, but are not limited to, the following:

•operator error or failure of equipment or processes, including failure to follow appropriate safety protocols;
•the handling of hazardous equipment or materials that could result in serious personal injury, loss of life and environmental and property damage;

•operating limitations that may be imposed by environmental or other regulatory requirements;
•labor disputes;
•information technology or financial and billing system failures, including those due to the implementation and integration of new technology, that impair our information technology infrastructure, reporting systems or disrupt normal business operations;
•information technology failure that affects our ability to access customer information or causes us to lose confidential or proprietary data that materially and adversely affects our reputation or exposes us to legal claims; and
•catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, ice storms, flooding, terrorism, wildfires, pandemic health events or other similar occurrences, including any environmental impacts related thereto, which catastrophic events may require participation in mutual assistance efforts by us or other utilities to assist in power restoration efforts.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Our revenues and results of operations are seasonal.

A significant portion of Houston Electric’s revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Similarly, Indiana Electric’s revenues are derived from rates it charges its customers to provide electricity. Natural Gas’ revenues are primarily derived from natural gas sales. Consequently, Houston Electric’s, Indiana Electric’s and Natural Gas’ revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity and natural gas usage, as applicable. Houston Electric’s revenues are generally higher during the warmer months. As in certain past years, unusually mild weather in the warmer months could diminish Houston Electric’s results of operations and harm its financial condition. Conversely, as in certain past years, extreme warm weather conditions could increase Houston Electric’s results of operations in a manner that would not likely be annually recurring. A significant portion of Indiana Electric’s sales are for space heating and cooling. Consequently, as in certain past years, Indiana Electric’s results of operations may be adversely affected by warmer-than-normal heating season weather or colder-than-normal cooling season weather, while more extreme seasonal weather conditions could increase Indiana Electric’s results of operations in a manner that would not likely be annually recurring. Natural Gas’ revenues are customarily higher during the winter months. As in certain past years, unusually mild weather in the winter months could diminish Natural Gas’ results of operations and harm its financial condition. Conversely, as occurred in certain past years, extreme cold weather conditions could increase its results of operations in a manner that would not likely be annually recurring. For information related to our weather hedges, see Note 9(a) to the consolidated financial statements. For additional risks related to the February 2021 Winter Storm Event, see “—The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity” below and Note 22 to the consolidated condensed financial statements for further information.

Climate changes could adversely impact financial results from our businesses and result in more frequent and more severe weather events that could adversely affect our results of operations.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories. If climate changes occur that result in warmer temperatures in our service territories, financial results from our businesses could be adversely impacted. For example, Natural Gas could be adversely affected through lower natural gas usage. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes or severe winter weather conditions, including ice storms. Since certain of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. For example, in 2020, eight named storms occurred along the Gulf Coast. Of these eight storms, we experienced four named hurricanes in our service territories, which impacted our Natural Gas facilities. Our electric and Natural Gas operations in our services territories were impacted due to the February 2021 Winter Storm Event. For further information on the February 2021 Winter Storm Event, see Note 22 to the consolidated financial statements and “—The February 2021 Winter Storm Event has caused severe disruptions to our customers and our markets in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity” above. When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs. To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted. Any such decreased energy use may also require us to retire current infrastructure that is no longer needed. Further, we may be subject to climate change lawsuits, which could result in substantial penalties or damages.

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging infrastructure assets, including the failure of equipment or processes and potential breakdowns due to such aging. The age of certain of our assets may result in a need for replacement or higher level of maintenance costs because of our risk based federal and state compliant integrity management programs.  Failure to achieve timely and full recovery of these expenses could adversely impact revenues and could result in increased capital expenditures or expenses. In addition, the nature of information available on aging infrastructure assets may make inspections, maintenance, upgrading and replacement of the assets particularly challenging. Further, with respect to Natural Gas’ operations, if certain pipeline replacements (for example, cast-iron or bare steel pipe) are not completed timely or successfully, government agencies and private parties might allege the uncompleted replacements caused events such as fires, explosions or leaks. Although we maintain insurance for certain of our facilities, our insurance coverage may not be sufficient in the event that a catastrophic loss is alleged to have been caused by a failure to timely complete equipment replacements. Insufficient insurance coverage and increased insurance costs could adversely impact our results of operations, financial condition and cash flows.
Our businesses will continue to have to adapt to technological change and may not be successful or may have to incur significant expenditures to adapt to technological change.

We operate businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly and increasing in complexity. New technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant investments and expenditures so that we can continue to provide cost-effective and reliable methods for energy production and delivery. Among such technological advances are distributed generation resources (e.g., private solar, microturbines, fuel cells), energy storage devices and more energy-efficient buildings and products designed to reduce energy consumption and waste. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services, including Indiana Electric’s generating facilities becoming less competitive and economical. Further, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric and natural gas devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.

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

Our potential business strategies and strategic initiatives, including merger and acquisition activities and the disposition of assets or businesses, may not be completed or perform as expected, adversely affecting our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows depend, in part, on our management’s ability to implement our business strategies successfully and realize the anticipated benefits therefrom. In May 2020, our Board of Directors established a Business Review and Evaluation Committee, which was designed to assist the Board of Directors in evaluating and optimizing our businesses, assets and ownership interests. In October 2020, the Business Review and Evaluation Committee of the Board of Directors completed its review and made final recommendations to the full Board of Directors. Our business strategy incorporated the Business Review and Evaluation Committee’s recommendations to further increase our planned capital expenditures in our electric and Natural Gas businesses to support rate base growth and sell certain of our Natural Gas businesses located in Arkansas and Oklahoma as a means to efficiently finance a portion of such increased capital expenditures, among other recommendations. From time to time we have made, and may continue to make, acquisitions or divestitures of businesses and assets, including our proposed sale of our Natural Gas businesses in Arkansas and Oklahoma and the Enable Merger, form joint ventures or undertake restructurings. However, suitable acquisition candidates or potential buyers may not continue to be available on terms and conditions we find acceptable, or the expected benefits of completed acquisitions may not be realized fully or at all, or may not be realized in the anticipated timeframe. In particular, if proceeds from our proposed sale are less than what we anticipate or if those sales or the Enable Merger are not completed for any reason, we may be required to seek alternative methods to finance our proposed capital expenditure program or cut back on such capital expenditure program.

For additional risks related to the Enable Merger, see the risks listed under the “Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP” and Note 22 to the consolidated financial statements for further information on the Enable Merger. If we are unable to make acquisitions, or if those acquisitions do not perform as anticipated, our future growth may be adversely affected. Further, any completed or future acquisitions involve substantial risks, including the following:

•acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;
•acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;
•we may assume liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;
•we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and
•acquisitions, or the pursuit of acquisitions, could disrupt our ongoing businesses, distract management, divert resources and make it difficult to maintain current business standards, controls and procedures.

We are exposed to risks related to reduction in energy consumption due to factors such as unfavorable economic conditions in our service territories and changes in customers’ perceptions from incidents of other utilities involving natural gas pipelines.

Our businesses are affected by reduction in energy consumption due to factors including economic climate and market conditions in our service territories, energy efficiency initiatives, use of alternative technologies and changes in our customers’ perceptions regarding natural gas usage as a result of incidents of other utilities involving natural gas pipelines, which could impact our ability to grow our customer base and our rate of growth. Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional delivery facilities. Customer growth and customer usage are affected by a number of factors outside our control, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, including population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. Declines in demand for electricity and natural gas in our service territories due to pipeline incidents of other utilities, increased electricity and natural gas prices as experienced during the February 2021 Winter Storm Event and economic downturns, among other factors, could reduce overall usage and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and natural gas. Although Houston Electric’s and Indiana Electric’s transmission and distribution businesses are subject to regulated allowable rates of return and recovery of certain costs under periodic adjustment clauses, overall declines in electricity delivered and used as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. Additionally, the significant decline in energy and commodity prices that occurred during 2020, if sustained into 2021, could cause the rate of economic, employment and/or population growth in certain of our service territories to decline. In particular, Houston, Texas has a higher percentage of employment tied to the energy sector relative to other regions of the country. A reduction in the rate of economic, employment and/or population growth could result in lower growth and reduced demand for and usage of electricity and natural gas in such service territories. As such, sustained low energy and commodity prices could have an adverse impact on our financial condition, results of operations, cash flows and liquidity. Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or number of customers and may result in our failure to fully realize anticipated benefits from significant capital investments and expenditures, which could have a material adverse effect on their financial position, results of operations and cash flows.

Risk Factors Affecting CenterPoint Energy’s Interests in Enable Midstream Partners, LP (CenterPoint Energy)

CenterPoint Energy’s cash flows will be adversely impacted if it receives less cash distributions from Enable than it currently expects, whether as a result of Enable’s performance or otherwise, or if it reduces its ownership in Enable.

CenterPoint Energy holds a substantial limited partner interest in Enable (53.7% of the outstanding common units representing limited partner interests in Enable as of December 31, 2020), as well as 50% of the management rights in Enable GP and a 40% interest in the incentive distribution rights held by Enable GP. As of December 31, 2020, CenterPoint Energy owned an aggregate of 14,520,000 Enable Series A Preferred Units representing limited partner interests in Enable. Accordingly, CenterPoint Energy’s future earnings, results of operations, cash flows and financial condition will be affected by the performance of Enable, the amount of cash distributions it receives from Enable and the value of its interests in Enable.

Enable has historically been expected to pay a minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit on an annualized basis, on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to Enable GP and its affiliates (referred to as “available cash”). Enable may not have sufficient available cash each quarter to enable it (i) to pay distributions on the Enable Series A Preferred Units or (ii) maintain or increase the distributions on its common units. On April 1, 2020, in response to COVID-19 and economic conditions impacting the oil and gas industry, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. This reduction has resulted in, and is expected to result in additional, quarterly distributions to CenterPoint Energy that fall below the expected minimum quarterly distribution of $0.2875 per common unit. This reduction in Enable’s quarterly distributions per common unit reduces its common unit distributions to CenterPoint Energy by approximately $155 million per year assuming no further reductions. To the extent such economic conditions persist or further deteriorate, quarterly distributions on Enable’s common units may be subject to further reductions. For further discussion regarding CenterPoint Energy’s impairment of its equity investment in Enable, please see “—An impairment of goodwill, long-lived assets, including intangible assets, equity method investments and an impairment or fair value adjustment to CenterPoint Energy’s Enable Series A Preferred Unit investment could reduce our earnings.”

Enable is expected to pay a distribution of $0.625 per Enable Series A Preferred Unit, or $2.50 per Enable Series A Preferred Unit on an annualized basis, until February 17, 2021. Thereafter, Enable is expected to pay a distribution on the Enable Series A Preferred Units with an annual rate equal to three-month LIBOR plus 8.5%. Distributions on each Enable Series A Preferred Unit are not mandatory and are non-cumulative in the event distributions are not declared on the Enable Series A Preferred Units. Additionally, distributions on the Enable Series A Preferred Units reduce the amount of available cash Enable has to pay distributions on its common units. The amount of cash Enable can distribute on its common units and the Enable Series A Preferred Units will principally depend upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, the fees and gross margins it realizes with respect to the volume of natural gas, NGLs and crude oil that it handles and the prices of, levels of production of, and demand for natural gas, NGLs and crude oil. Please refer to Enable’s operational, regulatory and financial risks and other factors set forth in its SEC filings that may have a material impact on its performance and cash distributions, and, hence, the value of CenterPoint Energy’s interests in Enable.

Additionally, CenterPoint Energy’s process of evaluating and optimizing the various businesses, assets and ownership interests currently held by it considered, among other things, various plans, proposals and other strategic alternatives with respect to Enable and CenterPoint Energy’s investment in Enable. In February 2021, CenterPoint Energy announced its support of the Enable Merger, which is expected to close in the second half of 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. See Note 22 to the consolidated financial statements for further information. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from the Enable Merger, if completed, or from any disposition or reduction of its resulting investment in Energy Transfer. There can be no assurances that any disposal of Energy Transfer common units or Energy Transfer Series G Preferred Units will be completed. Any disposal of such securities may involve significant costs and expenses, including in connection with any public offering, a significant underwriting discount. There can be no assurances that CenterPoint Energy will be able to reinvest any proceeds from the disposition of any Energy Transfer common units or Energy Transfer Series G Preferred Units, if any, when received as a result of the closing of the Enable Merger, in a manner that provides for a similar rate of return as those securities.

We cannot be certain of the precise value of any merger consideration we may receive in the Enable Merger because the exchange ratio is fixed and the market price of Energy Transfer’s common units may fluctuate.

At the time the Enable Merger is completed, each issued and outstanding Enable common unit we own will be converted into the right to receive the merger consideration of 0.8595 of one common unit representing limited partner interests in Energy Transfer. The exchange ratio for the merger consideration is fixed, and there will be no adjustment to the merger consideration for changes in the market price of Energy Transfer’s common units or Enable’s common units prior to the completion of the Enable Merger. If the Enable Merger is completed, there will be a time lapse between the Enable Merger Agreement date and the date on which we are entitled to, and actually receive, the merger consideration. The market value of Energy Transfer’s common units may fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in Energy Transfer’s businesses, operations and prospects and regulatory considerations. Such factors are difficult to predict and, in many cases, may be beyond Enable’s and Energy Transfer’s control. The actual value of any merger consideration we receive upon the completion of the Enable Merger will depend on the market value of the Energy Transfer common units at that time. This market value may differ, possibly materially, from the market value of Energy Transfer’s common units at the time the merger agreement was entered into or at any other time.

The Enable Merger may not be completed, and the Enable Merger Agreement may be terminated in accordance with its terms.

The Enable Merger is subject to a number of conditions that must be satisfied or waived prior to its completion, including (i) the receipt of the required approvals from Enable’s unitholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, (iii) the absence of any governmental order or law that prohibits or makes illegal the consummation of the Enable Merger, (iv) Energy Transfer common units issuable in connection with the Enable Merger having been authorized for listing on the New York Stock Exchange, subject to official notice of issuance and (v) Energy Transfer’s registration statement on Form S-4 having been declared effective by the SEC under the Securities Act. The obligation of each party to consummate the Enable Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Enable Merger Agreement. Enable’s obligation to consummate the Enable Merger is further conditioned upon the receipt of a customary tax opinion of counsel that for U.S. federal income tax purposes, subject to certain exceptions, (i) it should not recognize any income or gain as a result of the Enable Merger and (ii) no gain or loss should be recognized by holders of Enable’s common units or Series A Preferred Units as a result of the Enable Merger. These conditions to the completion of the Enable Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Enable Merger may be delayed or may not be completed.

Moreover, if the Enable Merger is not completed by November 30, 2021, either Energy Transfer or Enable may choose not to proceed with the Enable Merger, and the parties can mutually decide to terminate the Enable Merger agreement at any time, before or after approval by Enable’s common unitholders. In addition, Energy Transfer and Enable may elect to terminate the Enable Merger Agreement in certain other circumstances as further detailed in the Enable Merger Agreement. If the Enable Merger Agreement is terminated under specified circumstances, Enable may be required to pay Energy Transfer a termination fee. Furthermore, if the Enable Merger is not completed for any reason, Enable’s future businesses and financial results may be adversely affected, including, among other things, Enable may experience negative reactions from the financial markets, including negative impacts on the market price of its common units.

Enable will be subject to business uncertainties while the Enable Merger is pending, which could adversely affect its businesses.

Uncertainties about the effect of the Enable Merger on employees and customers may have an adverse effect on Enable. These uncertainties may impair its ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter and could cause customers and others that deal with Enable to seek to change their existing business relationships. Employee retention may be particularly challenging during the pendency of the Enable Merger, as employees may experience uncertainty about their roles with Energy Transfer following the Enable Merger. In addition, the Enable Merger Agreement restricts Enable from entering into certain corporate transactions and taking other specified actions without the consent of Energy Transfer, and generally requires Enable’s to continue its operations in the ordinary course, until completion of the Enable Merger. These restrictions may prevent Enable from pursuing attractive business opportunities that may arise prior to the completion of the Enable Merger.

The common units representing limited partner interests in Energy Transfer to be received by us upon completion of the Enable Merger will have different rights than Enable’s common units.

Upon completion of the Enable Merger, we will no longer be unitholders of Enable. Instead, we will become Energy Transfer unitholders and, while our rights as Energy Transfer unitholders will continue to be governed by the laws of the state of Delaware, such rights will be subject to and governed by the terms of the Energy Transfer Certificate of Limited Partnership, as amended, and the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer, as amended. The laws of the state of Delaware and terms of the Energy Transfer certificate of limited partnership and the Energy Transfer Third Amended and Restated Agreement of Limited Partnership are in some respects different than the terms of Enable’s Certificate of Limited Partnership and its Partnership Agreement, which currently govern our rights.

General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP

Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our reputation, results of operations, financial condition and/or cash flows.

We are subject to cyber and physical security risks related to adversaries attacking information technology systems, network infrastructure, technology and facilities used to conduct almost all of our businesses, which includes, among other things, (i) managing operations and other business processes and (ii) protecting sensitive information maintained in the normal course of business. For example, the operation of our electric generation, transmission and distribution systems are dependent on not only physical interconnection of our facilities but also on communications among the various components of our systems and third-party systems. This reliance on information and communication between and among those components has increased since deployment of the intelligent grid, smart devices and operational technologies across our businesses. Further, certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a cyberattack or unauthorized access in any one of these systems could potentially impact the other systems. Similarly, our business operations are interconnected with external networks and facilities. The distribution of natural gas to our customers requires communications with Enable’s pipeline facilities and third-party systems. The gathering, processing and transportation of natural gas from Enable’s gathering, processing and pipeline facilities and crude oil gathering pipeline systems also rely on communications among its facilities and with third-party systems that may be delivering natural gas or crude oil into or receiving natural gas or crude oil and other products from Enable’s facilities. Disruption of those communications, whether caused by physical disruption such as storms or other natural disasters, by failure of equipment or technology or by manmade events, such as cyberattacks or acts of terrorism, may disrupt our or Enable’s ability to conduct operations and control assets.

Cyberattacks, including phishing attacks and threats from the use of malicious code such as malware, ransomware and viruses, and unauthorized access could also result in the loss, or unauthorized use, of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, increase costs and subject us to possible legal claims and liability. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyberattacks and unauthorized access. We are not fully insured against all cybersecurity risks, any of which could adversely affect our reputation and could have a material adverse effect on our results of operations, financial condition and/or cash flows. As domestic and global cyber threats are on-going and increasing in sophistication, magnitude and frequency, our critical energy infrastructure may be targets of state-sponsored attacks, terrorist activities or otherwise that could disrupt our respective business operations. Furthermore, experts have observed an increase in the volume and the sophistication of cyberattacks since the beginning of the COVID-19 pandemic, which could lead to additional disruptions. For information about our cybersecurity risks related to COVID-19, please see “—We face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce and cyber security risks, which could adversely impact our financial condition, results of operations, cash flows and liquidity” below. Any such disruptions could result in significant costs to repair damaged facilities, restore service and implement increased security measures, which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

Failure to maintain the security of personally identifiable information could adversely affect us.

In connection with our businesses, we and our vendors, suppliers and contractors collect and retain personally identifiable information (for example, information of our customers, shareholders, suppliers and employees), and there is an expectation that we and such third parties will adequately protect that information. The regulatory environment surrounding information security and data privacy is increasingly demanding. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant costs, fines and penalties and liabilities for us. A significant theft, loss or fraudulent use of the personally identifiable information we maintain or failure of our vendors, suppliers and contractors to use or maintain such data in accordance with contractual provisions and other legal requirements could adversely impact our reputation and could result in significant costs, fines and penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

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

In common with other companies in its line of business that serve coastal regions, Houston Electric does not have insurance covering its transmission and distribution system, other than substations, because Houston Electric believes it to be cost prohibitive and insurance capacity to be limited. Historically, Houston Electric has been able to recover the costs incurred in restoring its transmission and distribution properties following hurricanes or other disasters through issuance of storm restoration bonds or a change in its regulated rates or otherwise. In the future, any such recovery may not be granted. Therefore, Houston Electric may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its results of operations, financial condition and cash flows.

We face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce and cyber security risks, which could adversely impact our financial condition, results of operations, cash flows and liquidity.

The COVID-19 pandemic is a rapidly evolving situation that is adversely affecting current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the United States has resulted in, and could continue to result in, lower growth, including customer growth, and reduced demand for and usage of electricity and natural gas in our service territories as customer facilities close, remain closed or potentially close again. We have experienced reduced demand and usage among our electric and natural gas commercial and industrial customers, as well as a decrease in revenues from disconnections and reconnections due to the disconnect moratoriums across our service territories due to COVID-19, which have either expired or may expire during the second quarter of 2021 in certain of the Registrants’ service territories. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, has also been negatively affected under the current economic conditions. As a result of the disconnect moratoriums across our Natural Gas service territories and other payment deferrals or arrangements, days outstanding on receivables and uncollectible accounts have increased, resulting in an increase to allowance for credit losses. To the extent these conditions in our service territories persist, our bad debt expense from uncollectible accounts could continue to increase, negatively impacting our financial condition, results of operations and cash flows. REPs could encounter financial difficulties, including bankruptcies, which could impair their ability to pay for Houston Electric’s services or could cause them to delay such payments, adversely affecting Houston Electric’s cash flows and liquidity. Additionally, our state and local regulatory agencies, in response to a federal mandate or otherwise, could impose restrictions on the rates we charge to provide our services, including the inability to implement approved rates, or delay actions with respect to our rate cases and filings. The COVID-19 pandemic may affect our ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements. For further information on COVID-19 regulatory matters, please see Note 7 to the consolidated financial statements, which information is incorporated herein by reference.

With respect to our supply chain, while we have not experienced significant disruptions or challenges from the COVID-19 pandemic, to the extent we experience such disruptions in our supply chain that limit our ability to obtain materials and equipment necessary for our businesses, whether through delayed order fulfillment, limited production or unavailability due to COVID-19, we may be unable to perform our operations timely or as anticipated, which could result in service or construction delays or increased costs. Furthermore, in the event key officers or a substantial portion of our workforce were to be impacted by COVID-19 for an extended period of time, we may face challenges with respect to our services or operations and we may not be able to execute our capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread, even with the availability of a vaccine therefor, and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, shortages of employees, facility shutdowns or business closures. We have modified certain business and workforce practices (including those related to employee travel, employee work locations and participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. While certain of our personnel have been, and may continue to be, quarantined, our operations and corporate functions have not been adversely affected to date. As of the date of this Form 10-K, we have increased the permitted occupancy of certain of our offices and facilities, with the rest of our office-based personnel continuing to work remotely under alternate work arrangements. Where we must maintain a presence in the field, we have adjusted our operational protocols to minimize exposure and risk to our field personnel, customers and the communities we serve, including, among other things, modifying our work schedules and reporting locations, delaying certain work types, such as maintenance and capital projects, and adjusting project scope and scale to adhere to safety protocols, while continuing to maintain the work activities necessary for safe and reliable service to our customers with increased safety precautions, but we cannot assure that such adjustments and precautions will be sufficient to minimize exposure to and risk from COVID-19. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees. Additionally, in the event that customers, contractors, employees or others were to allege that they contracted COVID-19 because of actions we took or failed to take, we could face claims, lawsuits and potential legal liability. In addition to the reasonableness of our actions and efforts to comply with applicable COVID-19 guidance, our exposure and ultimate liability would depend upon the applicability of workers’ compensation, the availability of insurance coverage and limitations on liability being considered or enacted at the state and federal level.

Experts have observed an increase in the volume and the sophistication of cyberattacks since the beginning of the COVID-19 pandemic. Any technology system breaches and/or data privacy incidents could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information and adversely affect our business, financial condition and results of operations. As many of our employees and third-party service providers work remotely in accordance with government mandates or guidelines, we face heightened cyber security and privacy risks related to unauthorized system access, aggressive social engineering tactics and adversaries attacking the information technology systems, network infrastructure, technology and facilities used to conduct our business. The increase in the remote working arrangements of our employees as a result of the COVID-19 pandemic has required enhancements and modifications to our information technology infrastructure (for example, virtual private network, or VPN, and remote collaboration systems), and any failures of these technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct our ordinary operations and expose us to increased risk or impact of a cyberattack.

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

We depend on senior executive officers and other key personnel. Our success depends on our ability to attract, effectively transition and retain key personnel. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, because of the reliance on our management team, our future success depends in part on our ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critically important to the successful implementation of our strategies.

Failure to attract and retain an appropriately qualified workforce and maintain good labor relations could adversely impact the operations of our facilities and our results of operations.

Our businesses are dependent on recruiting, retaining and motivating employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our businesses, particularly the specialized skills and knowledge required to construct and operate generation facilities, a technology-enabled power grid and transmission and distribution facilities, among other facilities. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

Furthermore, the operations of our facilities depends on good labor relations with our employees, and several of our businesses have entered into and have in place collective bargaining agreements with different labor unions, comprising approximately 36% of our workforce. We have several separate bargaining units, each with a unique collective bargaining agreement described further in Note 8(j) to the consolidated financial statements, which information is incorporated herein by reference. The collective bargaining agreements with OPEIU Local 12 and Mankato related to Natural Gas employees in Minnesota are scheduled to expire in May 2021 and March 2021, respectively, and negotiations are currently in progress and expected to be completed before the May 2021 and March 2021 expirations. Any failure to reach an agreement on new labor contracts or to negotiate these labor contracts might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have a material adverse effect on our businesses, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our businesses, results of operations and/or cash flows.

Changing demographics, poor investment performance of pension plan assets and other factors adversely affecting the calculation of pension liabilities could unfavorably impact our results of operations, liquidity and financial position.

CenterPoint Energy and its subsidiaries maintain qualified defined benefit pension plans covering certain of its employees. Costs associated with these plans are dependent upon a number of factors including the investment returns on plan assets, the level of interest rates used to calculate the funded status of the plan, contributions to the plan, the number of plan participants and government regulations with respect to funding requirements and the calculation of plan liabilities. Funding requirements may increase and CenterPoint Energy may be required to make unplanned contributions in the event of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations, or government regulations that increase minimum funding requirements or the pension liability. In addition to affecting CenterPoint Energy’s funding requirements, these factors could adversely affect our results of operations, liquidity and financial position.

We may be significantly affected by changes in federal income tax laws and regulations, including any comprehensive federal tax reform legislation.

Our businesses are impacted by U.S. federal income tax policy. Under the Biden administration with the Senate and House of Representatives controlled by the Democratic Party, comprehensive federal tax reform legislation could be enacted that may significantly change the federal income tax laws applicable to domestic businesses, including changes that may increase the federal income tax rate and impact investment incentives and deductions for depreciation and interest, among other deductions. While CenterPoint Energy and its subsidiaries cannot assess the overall impact of any such potential legislation on our businesses, it is possible that our results of operations, financial conditions or cash flows could be negatively impacted. Furthermore, with any enacted federal tax reform legislation, it is uncertain how state commissions and local municipalities may require us to respond to the effects of such tax legislation, including determining the treatment of EDIT and other increases and decreases in our revenue requirements. As such, potential regulatory actions in response to any enacted tax legislation could adversely affect our results of operations, financial condition and cash flows.

We are involved in numerous legal proceedings, the outcomes of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

The Registrants are subject to numerous legal proceedings, the most significant of which are summarized in Note 16 to the Registrants’ respective consolidated financial statements. Litigation is subject to many uncertainties, and the Registrants cannot predict the outcome of all matters with assurance. Additionally, under some circumstances, the Registrants could potentially have claims filed against them or incur liabilities associated with assets and businesses no longer owned by them as a result of sales, divestitures or other transfers to third parties who may be unable to fulfill their indemnity obligations to the Registrants. Final resolution of these matters, or any potential future claims or liabilities, may require additional expenditures over an extended period of time that may be in excess of established insurance or reserves and may have a material adverse effect on the Registrants’ financial results.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following discussion is based on the Registrants’ businesses as of December 31, 2020.

Character of Ownership

We lease or own our principal properties in fee, including our corporate office space and various real property. Most of our electric lines and natural gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

Electric (CenterPoint Energy and Houston Electric)

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
All real and tangible properties of Houston Electric, subject to certain exclusions, are currently subject to:
•the lien of a Mortgage and Deed of Trust (the Mortgage) dated November 1, 1944, as supplemented; and

•the lien of a General Mortgage (the General Mortgage) dated October 10, 2002, as supplemented, which is junior to the lien of the Mortgage.

For information related to debt outstanding under the Mortgage and General Mortgage, see Note 14 to the consolidated financial statements.

Indiana Electric’s properties are primarily located in Indiana. They consist of transmission lines in Indiana and Kentucky, distribution lines, substations, service centers, coal-fired generating facilities, gas-fired turbine peaking units, a landfill gas electric generation project and solar generation facilities.

All real and tangible properties of Indiana Electric, subject to certain exclusions, are currently subject to:

•the lien of the First Mortgage Indenture dated as of April 1, 1932, between SIGECO (Indiana Electric) and Bankers Trust Company, as Trustee, and Deutsche Bank, as successor Trustee, as supplemented by various supplemental indentures.

Electric Lines - Transmission and Distribution. As of December 31, 2020, Houston Electric and Indiana Electric owned and operated the following electric transmission and distribution lines:

	Houston Electric		Indiana Electric
Description	Overhead Lines	Underground Lines	Indiana	Kentucky (1)
Transmission lines:	(in Circuit Miles)
69 kV	213	2	552	—
138 kV	2,254	24	408	9
345 kV	1,338	—	48	15
Total	3,805	26	1,008	24

	Houston Electric		Indiana Electric
	Overhead Lines	Underground Lines	Overhead Lines	Underground Lines
	(in Circuit Miles)
Distribution lines	29,525	26,520	4,580	2,505

(1)These assets interconnect with Louisville Gas and Electric Company’s transmission system at Cloverport, Kentucky and with Big Rivers Electric Cooperative at Sebree, Kentucky.

Generating Capacity. As of December 31, 2020, Indiana Electric had 1,167 MW of installed generating capacity, as set forth in the following table.

Generation Source	Unit No.	Location	Date in Service	Capacity (MW)
Coal
A.B. Brown	1	Posey County	1979	245
A.B. Brown	2	Posey County	1986	245
F.B. Culley	2	Warrick County	1966	90
F.B. Culley	3	Warrick County	1973	270
Warrick (1)	4	Warrick County	1970	150
Total Coal Capacity				1,000
Gas
Brown (2)	3	Posey County	1991	80
Brown	4	Posey County	2002	80
Renewable Landfill Gas		Pike County	2009	3
Total Gas Capacity				163
Solar
Oak Hill		Evansville, Indiana	2018	2
Volkman		Evansville, Indiana	2018	2
Total Solar Capacity				4
Total Generating Capacity				1,167

(1)SIGECO and AGC own a 300 MW unit at the Warrick Power Plant as tenants in common.

(2)Brown Unit 3 is also equipped to burn oil.

Substations.  As of December 31, 2020, Houston Electric owned 239 major substation sites having a total installed rated transformer capacity of 69,915 Mva. As of December 31, 2020, Indiana Electric’s transmission system also includes 33 substations with an installed capacity of approximately 4,730 Mva. In addition, Indiana Electric’s distribution system includes 79 distribution substations with an installed capacity of approximately 2,117 Mva and 56,124 distribution transformers with an installed capacity of 2,527 Mva.

Service Centers.  As of December 31, 2020, Houston Electric operated 13 regional service centers located on a total of 320 acres of land and Indiana Electric operated 6 regional service centers located on a total of 50 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

Natural Gas (CenterPoint Energy and CERC)

As of December 31, 2020, CenterPoint Energy’s and CERC’s Natural Gas owned approximately 99,000 and 77,000 linear miles of natural gas distribution and transmission mains, respectively, varying in size from one-half inch to 24 inches in diameter. CenterPoint Energy’s Natural Gas in Indiana and Ohio includes approximately 22,000 miles of distribution and transmission mains, all of which are located in Indiana and Ohio except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported to customers in Indiana. Generally, in each of the cities, towns and rural areas served by CenterPoint Energy’s and CERC’s Natural Gas, they own the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CenterPoint Energy’s and CERC’s Natural Gas receives gas are owned, operated and maintained by others, and their distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

As of December 31, 2020, CEIP owned and operated over 264 miles of intrastate pipeline in Louisiana, Texas and Oklahoma.

Item 3.Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting the Registrants as of December 31, 2020, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 16(e) to the consolidated financial statements, which information is incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Houston Electric and CERC.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CenterPoint Energy

As of February 22, 2021, CenterPoint Energy’s common stock was held by approximately 26,409 shareholders of record. CenterPoint Energy’s common stock is listed on the NYSE and Chicago Stock Exchange and is traded under the symbol “CNP.”

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

Repurchases of Equity Securities

During the quarter ended December 31, 2020, none of CenterPoint Energy’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of CenterPoint Energy or any “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Houston Electric

As of February 22, 2021, all of Houston Electric’s 1,000 outstanding common shares were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

CERC

As of February 22, 2021, all of CERC Corp.’s 1,000 outstanding shares of common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

Item 6.        Selected Financial Data (CenterPoint Energy)

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Background

CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable. CenterPoint Energy’s operating subsidiaries own and operate electric transmission, distribution and generation and natural gas distribution facilities, and provide energy performance contracting and sustainable infrastructure services. For a detailed description of CenterPoint Energy’s operating subsidiaries and discontinued operations, please read Note 1 to the consolidated financial statements.

Houston Electric is an indirect, wholly-owned subsidiary of CenterPoint Energy that provides electric transmission service to transmission service customers in the ERCOT region and distribution service to REPs serving the Texas Gulf Coast area that includes the city of Houston.

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy that owns and operates natural gas distribution facilities in six states, with operating subsidiaries that own and operate permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies, and provide temporary delivery of LNG and CNG throughout the contiguous 48 states.

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

During the fourth quarter of 2020, CenterPoint Energy’s CODM requested that the financial information for the electric businesses be presented on an aggregated basis for review, resulting in one Electric reportable segment, comprised of Houston Electric and Indiana Electric. Also, the Natural Gas Distribution reportable segment was renamed Natural Gas. Additionally, during the fourth quarter of 2020, CenterPoint Energy’s CODM requested that the CERC corporate functions be included within the financial results of CenterPoint Energy’s Natural Gas reportable segment for review purposes. During the fourth quarter of 2020, CERC’s CODM requested that the CERC corporate functions be included within the financial results of CERC’s Natural Gas reportable segment for review purposes. As a result of this change, and following the divestiture of the Energy Services Disposal Group, CERC now consists of a single reportable segment. Houston Electric also consists of a single reportable segment.

As of December 31, 2020, CenterPoint Energy’s reportable segments were Electric, Natural Gas and Midstream Investments.

•The Electric reportable segment includes electric transmission and distribution services in Houston Electric’s transmission and distribution service territory that are subject to rate regulation and impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility and energy delivery services to electric customers and electric generation assets to serve its electric customers and optimize those assets in the wholesale power market in Indiana Electric’s transmission and distribution service territory. For further information about the Electric reportable segment, see “Business — Our Business — Electric” in Item 1 of Part I of this report.

•The Natural Gas reportable segment includes natural gas distribution services that are subject to rate regulation in CenterPoint Energy’s and CERC’s service territories, as well as home appliance maintenance and repair services to customers in Minnesota and home repair protection plans to natural gas customers in Texas and Louisiana through a third party. For further information about the Natural Gas reportable segment, see “Business — Our Business — Natural Gas” in Item 1 of Part I of this report.

•The Midstream Investments reportable segment includes CenterPoint Energy’s equity investment in Enable and is dependent upon the results of Enable, which are driven primarily by the volume of natural gas, NGLs and crude oil that Enable gathers, processes and transports across its systems and other factors as discussed below under “— Factors Influencing Midstream Investments.” On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units. For further information about the Midstream Investments reportable segment, see “Business — Our Business — Midstream Investments” in Item 1 of Part I of this report. For further information on the Enable Merger, see Note 22 to the consolidated financial statements.

CenterPoint Energy’s Corporate and Other includes office buildings and other real estate used for business operations, energy performance contracting and sustainable infrastructure services and other corporate support operations.

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

Factors Influencing Our Businesses and Industry Trends

We are an energy delivery company. The majority of our revenues are generated from the transmission and delivery of electricity and the sale of natural gas by our subsidiaries. On February 1, 2019, we acquired Vectren for approximately $6 billion in cash. Through its subsidiaries, Vectren’s operations consist of utility and non-utility businesses. The utility operations include three public utilities, Indiana Gas, SIGECO and VEDO, which, in the aggregate, provide natural gas distribution and transportation services to nearly 67% of Indiana and about 20% of Ohio and electric transmission and distribution services to southwestern Indiana, including power generating and wholesale power operations. In total, these utility operations supply natural gas and electricity to over one million customers in Indiana and Ohio. The non-utility operations included ESG and Infrastructure Services. ESG provides energy services through performance-based energy contracting operations and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects. ESG assists schools, hospitals, governmental facilities and other private institutions with reducing energy and maintenance costs by upgrading their facilities with energy-efficient equipment. ESG operates throughout the United States. Infrastructure Services, through its wholly-owned subsidiaries, provided underground pipeline and repair services to many utilities, including our utilities, as well as other industries. Concurrent with the completion of the Merger in 2019, we added two new reportable segments, Indiana Electric Integrated and Infrastructure Services. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020. For further information, see Note 4 to the consolidated financial statements. During the fourth quarter of 2020, CenterPoint Energy’s CODM requested that the financial information for the electric businesses be presented on an aggregated basis for review, resulting in one Electric reportable segment, comprised of Houston Electric and Indiana Electric. See Note 18 for further changes on reportable segments during 2020.

To assess our financial performance, our management primarily monitors net income and cash flows, among other things, from our reportable segments. Within these broader financial measures, we monitor margins, interest expense, capital spending and working capital requirements. In addition to these financial measures, we also monitor a number of variables that management considers important to our reportable segments, including the number of customers, throughput, use per customer, commodity prices and heating and cooling degree days. From an operational standpoint, we monitor operation and maintenance expense, safety factors, system reliability and customer satisfaction to gauge our performance.

The nature of our businesses requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facilities, proceeds from commercial paper and issuances of debt and equity in the capital markets to satisfy these capital needs. With respect to CERC, we intend to use proceeds from any potential asset sales, including the potential dispositions of our Natural Gas businesses in Arkansas and Oklahoma, to satisfy a portion of its capital needs. We strive to maintain investment grade ratings for our securities to access the capital markets on terms we consider reasonable. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facilities, and may prevent us from accessing the commercial paper markets. Disruptions in the financial markets can also affect the availability of new capital on terms we consider attractive. In those circumstances, we may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt.

To the extent adverse economic conditions affect our suppliers and customers, results from our energy delivery businesses may suffer. For example, the economic impacts of COVID-19 have been felt nationwide, with every region of the country experiencing deep reductions in employment in the second quarter of 2020. We believe that all of the states that we serve have improved economically since then and continue to recover, although at different rates. Each state has a unique economy and is driven by different industrial sectors. Our largest customers reflect the diversity in industries in the states across our footprint. For example, Houston Electric is largely concentrated in Houston, Texas, a diverse economy where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although the Houston area represents a large part of our customer base, we have a diverse customer base throughout the eight states our utility businesses serve. In Minnesota, for instance, education and health services are the state’s largest sectors, whereas Arkansas has a large food manufacturing industry. Indiana and Ohio are impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest such as automotive, feed and grain processing. Some industries are driven by population growth like education and health care, while others may be influenced by strength in the national or international economy.

Also, adverse economic conditions, coupled with concerns for protecting the environment and increased availability of alternate energy sources, may cause consumers to use less energy or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for our services. Long-term national trends indicate customers have reduced their energy consumption, which could adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the areas we serve, the trend toward lower usage has slowed. To the extent population growth is affected by lower energy prices and there is financial pressure on some of our customers who operate within the energy industry, there may be an impact on the growth rate of our customer base and overall demand. Despite the overall economic impact of the recession, housing growth has continued and accelerated in 2020. Lower interest rates have helped single family housing starts in the Houston and Minneapolis to exceed growth in previous years. Multifamily residential customer growth is affected by the cyclical nature of apartment construction. Beginning in 2019 and continuing through 2020, a new construction cycle in Houston helped overall residential customer growth to surpass the long-term trend of 2%. Management expects residential meter growth for Houston Electric to remain in line with long term trends at approximately 2%. Typical customer growth in the jurisdictions served by the Natural Gas reportable segment is approximately 1%. CERC’s Natural Gas customer growth was 1.7% for 2020, which is slightly higher than in previous years. Management expects residential meter growth for CERC to remain in line with long term trends at approximately 1%.

Performance of the Electric reportable segment and the Natural Gas reportable segment is significantly influenced by energy usage per customer, which is significantly impacted by weather conditions. For Houston Electric, revenues are generally higher during the warmer months when more electricity is used for cooling purposes. For Indiana Electric, a significant portion of its sales are for space heating and cooling. Consequently, as in certain past years, Indiana Electric’s results of operations may be adversely affected by warmer-than-normal heating season weather or colder-than-normal cooling season weather. For CERC’s Natural Gas, demand for natural gas for heating purposes is generally higher in the colder months. Therefore, we compare our results on a weather-adjusted basis.

In 2020, the Houston area experienced weather that was warmer than normal compared to 2019. Although the summer months were somewhat hotter than normal, the warmer than normal temperatures started early in the year with a mild winter. Our Natural Gas service territories experienced warmer weather in 2020 than it has since 2017. Historically, both CenterPoint Energy’s TDU and CERC’s Natural Gas have utilized weather hedges to help reduce the impact of mild weather on their financial results. CenterPoint Energy’s TDU and CERC’s Natural Gas entered into a weather hedge for the 2019–2020 winter heating season in Texas where no weather normalization mechanisms exist. In CERC’s non-Texas jurisdictions, weather normalization mechanisms or decoupling in the Minnesota division help to mitigate the impact of abnormal weather on our financial results.

In our Natural Gas Indiana and Ohio service territories, normal temperature adjustment and decoupling mechanisms largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns. Our Natural Gas operations in Ohio has a straight fixed variable rate design for its residential customers. This rate design mitigates approximately 90% of the Ohio service territory’s weather risk and risk of decreasing consumption specific to its small customer classes. While Indiana Electric has neither a normal temperature adjustment mechanism nor a decoupling mechanism, rate designs provide for a lost margin recovery mechanism that operates in tandem with conservation initiatives.

Sales of natural gas to residential and commercial customers by Indiana Gas, SIGECO and VEDO are largely seasonal and are impacted by weather. Trends in the average consumption among natural gas residential and commercial customers have tended to decline as more efficient appliances and furnaces are installed, and as these utilities have implemented conservation programs.

For CERC’s Natural Gas in Minnesota and Arkansas, rate adjustment mechanisms counter the impact of changes in customer usage. In addition, in many of our service areas, particularly in the Houston area and Minnesota, as applicable to each registrant, we have benefited from growth in the number of customers. We anticipate that this trend will continue as the regions’ economies continue to grow. The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric and natural gas distribution rates.

For details related to our pending and completed regulatory proceedings and orders in 2020 and to date in 2021, see “—Liquidity and Capital Resources —Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

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

Consistent with the regulatory treatment of pension costs, the Registrants defer the amount of pension expense that differs from the level of pension expense included in the Registrants’ base rates for the Electric reportable segment and Natural Gas reportable segment in their Texas jurisdictions. CenterPoint Energy expects to contribute a minimum of approximately $61 million to its pension plans in 2021.

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

Enable’s business is impacted by commodity prices, which have remained historically low and otherwise experienced significant volatility in recent years, including due to the effects of the COVID-19 pandemic, among other factors. Commodity prices impact the drilling and production of natural gas and crude oil in the areas served by Enable’s systems, and the volumes on its systems can be negatively impacted if producers decrease drilling and production in those areas served. A decrease in volumes on Enable’s systems due to a decrease in drilling or production by its producer customers could adversely affect Enable’s results. In addition, Enable’s processing arrangements expose it to commodity price fluctuations. Enable has attempted to mitigate the impact of commodity prices on its business by entering into hedges, focusing on contracting fee-based business and converting existing commodity-based contracts to fee-based contracts. Prior to the COVID-19 pandemic, the price of natural gas, NGLs and crude oil had begun to decline due to oversupply. The price of, and global demand for, these commodities declined significantly during the first half of 2020 as a result of the ongoing economic effects of the COVID-19 pandemic and the significant governmental measures being implemented to control the spread of the virus, which was further exacerbated by the dispute in the first quarter of 2020 over crude oil production levels between Russia and members of OPEC led by Saudi Arabia. For further information on the impact of these conditions on Enable, see “Significant Events—Enable Quarterly Distributions” below. Subsequent to an agreement in April 2020 by a coalition of nations to reduce production of crude oil and the increase in global economic activity as governmental measures implemented to control the pandemic have eased, the price of crude oil has begun to rise relative to the 2020 production low. In response to crude oil price increases, crude oil, associated natural gas and NGL production has begun to increase.

Enable’s long-term view is that natural gas and crude oil will continue to be a critical component of energy demand in the United States and worldwide because natural gas has lower emissions and is a practical fuel for a variety of applications. As electric energy demand continues to grow, Enable’s management believes that natural gas will continue to replace coal. As the global market for LNG continues to develop, Enable’s management believes that natural gas supply in the United States is well positioned to address demand in the United States, as well as in other areas of the world, including Western Europe and Asia. As the desire to lower emissions continues, Enable’s management believes that natural gas will be seen as a practical alternative to higher-emissions liquids fuels, such as bunker fuels in international shipping. Supplies of crude oil have risen primarily from the success of unconventional drilling in tight oil plays across the United States. Liquid fuels derived from crude oil have remained a primary source of energy in the United States, and exports of crude oil and liquid fuels from the United States have risen dramatically over the last five years. As the supply of crude oil has increased in the United States, Enable’s management believes that the United States will continue to be a source of supply to the global crude oil market.

For information on the Enable Merger, see Note 22 to the consolidated financial statements.

Significant Events

February 2021 Winter Storm Event. In February 2021, portions of the United States experienced an extreme and unprecedented winter weather event resulting in corresponding electricity generation shortages, including in Texas, and natural gas shortages and increased wholesale prices of natural gas in the United States. Many Houston Electric and, to a lesser extent, CERC customers have been severely impacted by outages in electricity and natural gas delivery during the February 2021 Winter Storm Event. As a result of this weather event, the governors of Texas, Oklahoma and Louisiana have declared states of either disaster or emergencies in their respective states. Subsequently, President Biden also approved major disaster declarations for all or parts of Texas, Oklahoma and Louisiana.

CenterPoint Energy has a corporate response planning team comprised of employees across the organization, including members of senior management, that assesses risks to its business, including for health, safety and environmental matters and personnel issues, and has addressed various impacts of the February 2021 Winter Storm Event as such impacts have developed. The corporate response planning team has coordinated additional support for operations and other personnel responding directly to the February 2021 Winter Storm Event.

The February 2021 Winter Storm Event has had, and may continue to have, financial impacts on CenterPoint Energy, Houston Electric and CERC, including substantial increases in prices for natural gas, decreased revenues at Houston Electric due to ERCOT-mandated outages, the need to raise additional external financing to pay for natural gas working capital, potential impacts to credit metrics, significant impacts to the REPs serving customers of Houston Electric, including the REPs’ ability to pay invoices, increases in bad debt expense, issues with counterparties and customers, litigation and investigations or inquiries from government or regulatory agencies and entities, and other financial impacts. CenterPoint Energy does not anticipate meaningful long-term changes to its credit profile or credit ratings given its anticipated access to external financing sources and the regulatory mechanisms that are in place to recover these excess costs. See Note 22 to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” and “ — Liquidity and Capital Resources — Future Sources and Uses of Cash” below for further information.

COVID-19 Impacts. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter in place and “stay-at-home” orders in our service territories. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. Governing authorities continue to reassess re-opening approaches and decisions for their respective jurisdictions given the number of COVID-19 cases and hospitalizations. The COVID-19 outbreak significantly worsened in the United States during the winter months, which caused federal, state and local governments to reconsider restrictions on business and social activities, resulting in the curtailment of the re-opening of the economy.

We have experienced some resulting disruptions to our business operations, as these restrictions significantly impacted, and may continue to impact, many sectors of the economy with various businesses curtailing or ceasing normal operations. For example, since mid-March 2020, we have had to restrict access to certain office locations around the United States. However, as of the date of this Form 10-K, we have increased the permitted occupancy of certain of our offices and facilities. The rest of our office-based personnel continue to be productive through alternate work arrangements, leveraging a strong technology platform to support our employees working remotely to perform their duties or directly from their vehicles to serve our customers. Where we must maintain a presence in the field, we have adjusted our operational protocols to minimize exposure and risk to our field personnel, customers and the communities we serve, including, among other things, modifying our work schedules and reporting locations, potentially delaying certain work types as appropriate, such as maintenance and capital projects, and adjusting project scope and scale to adhere to safety protocols, while continuing to maintain the work activities necessary for safe and reliable service to our customers with increased safety precautions. While certain of our personnel have been, and may continue to be, quarantined, our operations and corporate functions have not been adversely affected to date.

Certain of our Natural Gas service territories were impacted by Hurricane Laura in August 2020, as well as Hurricanes Sally, Delta and Zeta in October 2020. While our Natural Gas field personnel assessed and stabilized our impacted Natural Gas facilities, our electric operations mutual assistance crews from Texas and Indiana worked safely to support the storm restoration efforts of other impacted utilities. Despite COVID-19 conditions, neither our personnel nor our facilities experienced significant performance or operational impacts from Hurricanes Laura, Sally, Delta and Zeta.

Our first priority in our response to this pandemic has been the health and safety of our employees, our customers and other business counterparties. Because we provide a critical service to our customers, it is paramount that we keep our employees who operate our business safe and informed, and we have taken and are updating precautions for that purpose. We have implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations under the circumstances. When an employee tests positive for COVID-19, we investigate appropriately and take action to identify and notify potentially exposed individuals, coordinate testing and clean work locations, among other precautionary measures. If our employees feel sick or are awaiting COVID-19 test results, they do not report to their respective work locations to protect the health and safety of other employees. In addition, we have assessed and updated our existing business continuity plans for each of our business units in the context of this pandemic. We have a corporate response planning team who assesses risks to our business, including for health, safety and environmental matters and personnel issues, and addresses various impacts of the situation, as they have developed. Throughout the year, this corporate response planning team has provided periodic updates on COVID-19 to the Board of Directors, which has responsibility for, and is actively involved in, the oversight of risks that could impact CenterPoint Energy. We also have modified certain business practices (including those related to employee travel, employee work locations and participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented. We are continuing to work with our suppliers on any potential impacts to our supply chain, including identifying any negative impacts to material supplies, working to mitigate them and pre-planning for longer-term emergency response protocols. Since March 2020, we have not experienced significant disruptions or challenges with respect to our supply chain from the COVID-19 pandemic as a result of the aforementioned efforts with our core vendors and suppliers. This is a continuously evolving situation and could lead to further disruption of economic activity in our markets; we will continue to monitor developments affecting our workforce, our customers and our suppliers and take additional precautions as we believe are warranted.

The extended slowdown of economic growth, decreased demand for commodities and material changes in governmental or regulatory policy in the United States has resulted in, and could continue to result in, lower growth, including, in certain instances, customer growth, and reduced demand for and usage of electricity and natural gas in our service territories as customer facilities continue to close or remain closed. While residential electric usage has increased as individuals continue to stay at home or work remotely, our business has experienced reduced demand and usage among our electric and natural gas commercial and industrial customers as well as a decrease in revenues from disconnections and reconnections due to the disconnect moratoriums across our service territories due to COVID-19, which have either expired or may expire during the second quarter of 2021 in certain of the Registrants’ service territories. Certain aspects of Houston Electric’s rate design could mitigate the negative impact of reduced demand among commercial and industrial users. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, has also been negatively impacted under the current economic conditions. For Houston Electric, we are following PUCT orders regarding disconnection practices related to those customers impacted by COVID-19. Benefits under the COVID-19 ERP ended on September 30, 2020. Houston Electric has not experienced significant impacts with respect to its REPs meeting their payment obligations since March 2020. In our Natural Gas service territories and for Indiana Electric, we informed customers that disconnections for non-payment had been temporarily suspended and in certain service territories continue to be temporarily suspended. However, the disconnect moratoriums have expired in certain of the Registrants’ service territories. As a result of the disconnect moratoriums across our Natural Gas service territories and other payment deferrals or arrangements, days outstanding on receivables and uncollectible accounts have increased, resulting in an increase to allowance for credit losses. To the extent these conditions in our service territories persist, our bad debt expense from uncollectible accounts could continue to increase, negatively impacting our financial condition, results of operations and cash flows. Our Natural Gas service territories and Indiana Electric have either (1) received authority from their public utility commissions to defer bad debt expense associated with COVID-19 as a regulatory asset or (2) exercised existing authority to recover bad debt expense through an existing tracking mechanism. Additionally, while we have not experienced delays to date due to COVID-19 with respect to our regulatory proceedings, we could experience significant delays in scheduling proceedings or hearings and in obtaining orders from regulatory agencies. Any such delays could adversely affect our future results of operations.

Due to macroeconomic conditions related in part to the COVID-19 pandemic and the decline in our Common Stock price, we identified a triggering event to perform an interim goodwill impairment test as of March 31, 2020 and recognized a non-cash goodwill impairment charge of $185 million in our Indiana Electric Integrated reporting unit for the three months ended March 31, 2020. For further discussion of this impairment, see Note 10 to the consolidated financial statements. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests. No triggering events occurred and no impairment tests were performed for subsequent periods.

As of the date of this Form 10-K, our electric facilities and natural gas distribution systems have remained operational and our customers have continued to receive service. Although we continue to assess the COVID-19 situation, we cannot estimate with any degree of certainty the full financial impact of the COVID-19 pandemic on our business. Nor can we predict the effect that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time. However, we expect the COVID-19 pandemic to adversely impact us in future quarters due to the considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, closures or disruptions, among other things. The ultimate impacts to our business, financial condition, results of operations, liquidity and cash flows will depend on future developments and evolving factors, including, among others, the ultimate duration, scope and spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development and availability of effective treatments, including those who may or may not take advantage of such treatments, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” in Item 1A of Part I of this Form 10-K.

Enable Quarterly Distributions. The price of, and global demand for, natural gas, NGLs and crude oil declined significantly in the first half of 2020 in part as a result of the ongoing spread and economic effects of the COVID-19 pandemic and the significant governmental measures being implemented to control the spread of COVID-19 and remained depressed relative to pre-pandemic levels. Further, financial market declines and volatility, together with deteriorating credit, liquidity concerns, decreasing production, and increasing inventories, are conditions that are associated with a general economic downturn. Producers announced and began to implement plans to reduce production and decrease the drilling and completion of wells in response to these conditions, which include reductions in the exploration, development and production activity across Enable’s areas of operation. As a result, the effects of the COVID-19 pandemic and the decline in demand and price for natural gas, NGLs and crude oil have and may continue to negatively impact the demand for midstream services. In response to the impacts of these developments on its business, on April 1, 2020, Enable announced a reduction in its quarterly distributions per common unit from $0.3305 distributed for the fourth quarter 2019 to $0.16525, representing a 50% reduction. To the extent such economic conditions persist or further deteriorate, quarterly distributions on Enable’s common units may be subject to further reductions. For further information, see “—Liquidity and Capital Resources—Future Sources and Uses of Cash” below.

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

Enable Investment Impairment. CenterPoint Energy recognized a loss of $1,428 million on its investment in Enable for the year ended December 31, 2020. This loss included an impairment charge on its investment in Enable of $1,541 million and CenterPoint Energy’s interest in Enable’s $225 million impairment on an equity method investment. For further discussion, see Note 11 to the consolidated financial statements.

Board of Director Appointments. On May 6, 2020, the Board of Directors appointed David J. Lesar and Barry T. Smitherman to the Board of Directors effective immediately. On June 30, 2020, the Board of Directors appointed Earl M. Cummings to the Board of Directors, effective July 1, 2020. On February 19, 2021, the Board of Directors appointed Wendy Montoya Cloonan to the Board of Directors, effective immediately.

CenterPoint Energy Leadership Transition. On June 30, 2020, the Board of Directors appointed David J. Lesar to the position of President and Chief Executive Officer, effective July 1, 2020. On September 15, 2020, Jason P. Wells was appointed to the position of Executive Vice President and Chief Financial Officer, effective September 28, 2020.

Business Review and Evaluation Committee. On May 6, 2020, the Board of Directors established a Business Review and Evaluation Committee, which was designed to assist the Board of Directors in evaluating and optimizing the various businesses, assets and ownership interests currently held by CenterPoint Energy. In October 2020, the Business Review and Evaluation Committee completed its review and made final recommendations to the full Board of Directors for its consideration. As announced in December 2020, CenterPoint Energy’s business strategy incorporated the Business Review and Evaluation Committee’s recommendations to increase its planned capital expenditures in its electric and Natural Gas businesses to support rate base growth and sell certain of its Natural Gas businesses located in Arkansas and Oklahoma as a means to efficiently finance a portion of such increased capital expenditures, among other recommendations.

Enable Merger Agreement. On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units.

Business Divestitures. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020. On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. For further information, see Note 4 to the consolidated financial statements.

Regulatory Proceedings. A settlement was reached in the Houston Electric base rate case and a final order from the PUCT was received on March 9, 2020. New rates were implemented on April 23, 2020. For details related to our pending and completed regulatory proceedings and orders in 2020 and to date in 2021, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Equity Transactions. On May 6, 2020, CenterPoint Energy entered into agreements for the private placements of its Series C Preferred Stock and its Common Stock. For more information about the private placements, see Note 13 to the consolidated financial statements.

Debt Transactions. In June 2020, Houston Electric issued $300 million aggregate principal amount of general mortgage bonds. In September 2020, SIGECO completed the remarketing of two series of tax-exempt debt of approximately $38 million aggregate principal amount. In September 2020, VCC terminated its $200 million credit agreement. In September 2020, CERC Corp. provided notice of redemption relating to $593 million aggregate principal amount of its 4.50% senior notes due 2021, which were redeemed in full in October 2020. In October 2020, CERC Corp. issued $500 million aggregate principal amount of senior notes. In December 2020, CenterPoint Energy provided notice of redemption relating to $250 million aggregate principal amount of its outstanding $500 million aggregate principal amount 3.85% senior notes due 2024, which were redeemed in January 2021. On February 4, 2021, each of CenterPoint Energy, Houston Electric, CERC Corp. and VUHI replaced their existing revolving credit facilities with new credit facilities totaling $4.0 billion in commitments. For more information, see Note 14 to the consolidated financial statements.

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
•weather variations and other natural phenomena, including the impact of severe weather events on operations and capital, including impacts from the February 2021 Winter Storm Event;
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
•tax legislation, including the effects of the CARES Act and of the TCJA (which includes but is not limited to any potential changes to tax rates, tax credits and/or interest deductibility), as well as any changes under the Biden administration, and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;

•our ability to mitigate weather impacts through normalization or rate mechanisms, and the effectiveness of such mechanisms;
•actions by credit rating agencies, including any potential downgrades to credit ratings;
•matters affecting regulatory approval, legislative actions, construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or cancellation or in cost overruns that cannot be recouped in rates;
•the availability and prices of raw materials and services and changes in labor for current and future construction projects and operations and maintenance costs, including our ability to control such costs;
•local, state and federal legislative and regulatory actions or developments relating to the environment, including, among others, those related to global climate change, air emissions, carbon, waste water discharges and the handling and disposal of CCR that could impact the continued operation, cost recovery of generation plant costs and related assets, and CenterPoint Energy’s carbon emissions reduction targets;
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
•our ability to fund and invest planned capital and the timely recovery of our investments, including those related to Indiana Electric’s generation transition plan as part of its most recent IRP;
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
•CenterPoint Energy’s or Enable’s potential business strategies and strategic initiatives, including the recommendations of the Business Review and Evaluation Committee of the Board of Directors, restructurings, joint ventures and acquisitions or dispositions of assets or businesses, including our proposed sale of our Natural Gas businesses in Arkansas and Oklahoma and the Enable Merger, which we cannot assure will be completed or will have the anticipated benefits to us or Enable;
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
•the effective tax rates;
•political and economic developments, including energy and environmental policies under the Biden administration;
•the transition to a replacement for the LIBOR benchmark interest rate;
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Item 1A of this report and in other reports that the Registrants file from time to time with the SEC.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

CenterPoint Energy’s results of operations are affected by seasonal fluctuations in the demand for electricity and natural gas. CenterPoint Energy’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates its subsidiaries charge, debt service costs, income tax expense, its subsidiaries ability to collect receivables from REPs and customers and its ability to recover its regulatory assets. For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of this report.

Income (loss) available to common shareholders for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,			Favorable (Unfavorable)
	2020	2019 (1)	2018	2020 to 2019	2019 to 2018
	(in millions)
Electric	$230	$419	$334	$(189)	$85
Natural Gas	278	251	98	27	153
Total Utility Operations	508	670	432	(162)	238
Midstream Investments (2)	(1,116)	131	224	(1,247)	(93)
Corporate & Other (3)	(159)	(236)	(295)	77	59
Discontinued Operations	(182)	109	(28)	(291)	137
Total CenterPoint Energy	$(949)	$674	$333	$(1,623)	$341

(1)Includes only February 1, 2019 through December 31, 2019 results of acquired electric and natural gas businesses due to the Merger.

(2)For a discussion of earnings from CenterPoint Energy’s equity investment in Enable, see Note 11 to the consolidated financial statements.

(3)Includes energy performance contracting and sustainable infrastructure services through ESG, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

2020 Compared to 2019

Net Income.  CenterPoint Energy reported a loss available to common shareholders of $949 million for 2020 compared to income available to common shareholders of $674 million for 2019.

The decrease in income available to common shareholders of $1,623 million was primarily due to the following key factors:

•the impairment of our investment in Enable, our share of Enable’s impairment of an equity method investment and decreased earnings at Enable further discussed in Note 11 to the consolidated financial statements;
•the impairment of Indiana Electric further discussed in Note 6 to the consolidated financial statements;
•loss and impairments on held for sale of the Infrastructure Services and Energy Services Disposal Groups;
•impacts related to COVID-19; and
•increased preferred stock dividend requirements.

These decreases were partially offset by:

•rate relief;
•continued customer growth;
•operation and maintenance expense discipline; and
•the impact of twelve months in 2020 versus eleven months in 2019 for businesses acquired in the Merger.

2019 Compared to 2018

Net Income.  CenterPoint Energy reported income available to common shareholders of $674 million for 2019 compared to $333 million for 2018.

The increase in income available to common shareholders of $341 million was primarily due to the following key factors:

•gains on marketable securities, net of losses on the underlying value of the indexed debt securities related to the ZENS;
•the impact of eleven months of results in 2019 for businesses acquired in the Merger;
•rate relief;
•continued customer growth; and
•operation and maintenance expense discipline.

These increases were partially offset by:

•increased interest expense primarily resulting from higher outstanding long-term debt used to finance the Merger and additional long-term debt acquired in the Merger, discussed further in Notes 4 and 14 to the consolidated financial statements;
•decreased earnings at Enable further discussed in Note 11 to the consolidated financial statements; and
•increased preferred stock dividend requirements.

Discontinued Operations. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. Accordingly, the previously reported Infrastructure Services reportable segment has been eliminated. The transaction closed on April 9, 2020. For further information, see Note 4 to the consolidated financial statements.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. Accordingly, the previously reported Energy Services reportable segment has been eliminated. The transaction closed on June 1, 2020. For further information, see Note 4 to the consolidated financial statements.

Income Tax Expense. For a discussion of effective tax rate per period, see Note 15 to the consolidated financial statements.

CENTERPOINT ENERGY’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

As of January 1, 2020, CenterPoint Energy’s CODM viewed net income as the measure of profit or loss for the reportable segments rather than the previous measure of operating income. Segment results include inter-segment interest income and expense, which may result in inter-segment profit and loss. During the fourth quarter of 2020, CenterPoint Energy’s CODM requested that the financial information for the electric businesses be presented on an aggregated basis for review, resulting in one Electric reportable segment, comprised of Houston Electric and Indiana Electric. Also, the Natural Gas Distribution reportable segment was renamed Natural Gas. Additionally, during the fourth quarter of 2020, CenterPoint Energy’s CODM requested that the CERC corporate functions be included within the financial results of CenterPoint Energy’s Natural Gas reportable segment for review purposes. Certain prior year amounts have been reclassified to conform to the current year presentation.

Following the divestiture of the Infrastructure Services and Energy Services Disposal Groups, which accounted for a substantial portion of CenterPoint Energy’s non-utility activities, CenterPoint Energy is now focused on its utility operations conducted through two reportable segments, Electric and Natural Gas, which are collectively referred to herein as Utility Operations. The following discussion of results of operations by reportable segment concentrates on CenterPoint Energy’s Utility Operations. A discussion of CenterPoint Energy’s Midstream Investments reportable segment results is included in the discussion of CenterPoint Energy’s consolidated results above.

ELECTRIC

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Year Ended December 31,			Favorable (Unfavorable)
	2020	2019 (1)	2018	2020 to 2019	2019 to 2018
	(in millions, except throughput, weather and customer data)
Revenues	$3,470	$3,519	$3,232	$(49)	$287
Utility natural gas, fuel and purchased power	147	149	—	(2)	149
Revenues less Utility natural gas, fuel and purchased power	3,323	3,370	3,232	(47)	138
Expenses:
Operation and maintenance	1,704	1,656	1,452	(48)	(204)
Depreciation and amortization	663	739	917	76	178
Taxes other than income taxes	268	261	240	(7)	(21)
Goodwill Impairment (2)	185	—	—	(185)	—
Total expenses	2,820	2,656	2,609	(164)	(47)
Operating Income	503	714	623	(211)	91
Other Income (Expense):
Interest and other finance charges	(220)	(225)	(197)	5	(28)
Interest income	3	27	5	(24)	22
Other income (expense), net	16	(1)	(8)	17	7
Income before income taxes	302	515	423	(213)	92
Income tax expense (benefit)	72	96	89	24	(7)
Net income	$230	$419	$334	$(189)	$85
Throughput (in GWh):
Residential	32,630	31,605	30,405	3%	4%
Total	98,647	96,866	90,409	2%	7%
Weather (percentage of normal weather for service area):
Cooling degree days	109%	109%	103%	—%	6%
Heating degree days	85%	96%	104%	(11)%	(8)%
Number of metered customers at end of period:
Residential	2,433,474	2,372,135	2,198,225	3%	8%
Total	2,749,116	2,682,228	2,485,370	2%	8%
(1)Includes only February 1, 2019 through December 31, 2019 results of acquired electric businesses due to the Merger.
(2)For information related to the goodwill impairment at the Indiana Electric reporting unit, see Note 6 to the consolidated financial statements.

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	2020 to 2019	2019 to 2018
	(in millions)
Revenues less Utility natural gas, fuel and purchased power
Customer rates and impact of the change in rate design	$(289)	$(4)
Impacts of COVID-19	(40)	—
Weather impacts and other usage	(17)	(20)
Impacts from increased peak demand in 2019, collected in rates in 2020	19	—
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	363	67
Refund of protected and unprotected EDIT, offset in income tax expense	(31)	15
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(14)	(29)
Customer growth	37	28
Miscellaneous revenues, primarily related to service connections	11	15
AMS, offset in depreciation and amortization below	(3)	(29)
Bond Companies	(124)	(281)
Pass-Through Revenues (offset in operation and maintenance below)	2	—
Energy efficiency, offset in operation and maintenance	5	2
Eleven months of incremental margin from the acquisition of Indiana Electric in 2019	—	374
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric due to Merger	34	—
Total	$(47)	$138
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues	$(61)	$(57)
Labor and benefits	(2)	15
Contract services	12	6
Support services	(13)	24
All other operation and maintenance expense, including materials and supplies and insurance	14	—
Merger related expenses, primarily severance and technology	20	(10)
Bond Companies	1	1
Energy efficiency, offset in revenues	—	(4)
Pass Through Expenses (offset in Revenues less Utility natural gas, fuel and purchased power)	(2)	—
Eleven months of incremental operation and maintenance from the acquisition of Indiana Electric in 2019	—	(179)
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric due to Merger	(17)	—
Total	$(48)	$(204)
Depreciation and amortization
Ongoing additions to plant-in-service	$(31)	$(19)
AMS, offset by revenues	(1)	28
Bond Companies	116	260
Eleven months of incremental depreciation and amortization from acquisition of Indiana Electric	—	(91)
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric due to Merger	(8)	—
Total	$76	$178
Taxes other than income taxes
Incremental capital projects placed in service	$(4)	$(1)
Franchise fees and other taxes	(2)	(6)
Eleven months of incremental taxes from acquired Electric Utility	—	(14)
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric	(1)	—
Total	$(7)	$(21)
Goodwill impairment
See Note 6 for further information	(185)	—
Total	$(185)	$—
Interest expense and other finance charges
Debt to fund incremental capital projects	$(5)	$(25)
Bond Companies	12	19
Eleven months of incremental interest expense from acquisition of Indiana Electric	—	(22)
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric due to Merger	(2)	—
Total	$5	$(28)

Interest income
Investments in CenterPoint Energy Money Pool	$(20)	$20
Bond Companies	(4)	2
Total	$(24)	$22
Other income (expense), net
Reduction to non-service benefit cost	$17	$2
Eleven months of incremental Other income (expense) from acquisition of Indiana Electric	—	5
Total	$17	$7

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 15 to the consolidated financial statements.

NATURAL GAS

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Year Ended December 31,			Favorable (Unfavorable)
	2020	2019 (1)	2018	2020 to 2019	2019 to 2018
	(in millions, except throughput, weather and customer data)
Revenues	$3,631	$3,750	$3,031	$(119)	$719
Cost of revenues (2)	1,358	1,652	1,504	(294)	148
Revenues less Cost of revenues	2,273	2,098	1,527	175	571
Expenses:
Operation and maintenance	1,032	1,070	833	38	(237)
Depreciation and amortization	454	420	280	(34)	(140)
Taxes other than income taxes	237	206	155	(31)	(51)
Total expenses	1,723	1,696	1,268	(27)	(428)
Operating Income	550	402	259	148	143
Other Income (Expense)
Interest expense and other finance charges	(153)	(144)	(122)	(9)	(22)
Interest income	8	6	1	2	5
Other expense, net	(2)	(11)	(9)	9	(2)
Income from Continuing Operations Before Income Taxes	403	253	129	150	124
Income tax expense	125	2	31	(123)	29
Net Income	$278	$251	$98	$27	$153
Throughput (in Bcf):
Residential	237	246	186	(4)%	32%
Commercial and industrial	439	458	285	(4)%	61%
Total Throughput	676	704	471	(4)%	49%
Weather (percentage of 10-year average for service area):
Heating degree days	91%	101%	106%	(10)%	(5)%
Number of customers at end of period:
Residential	4,328,607	4,252,361	3,246,277	2%	31%
Commercial and industrial	349,725	349,749	260,033	—%	35%
Total	4,678,332	4,602,110	3,506,310	2%	31%
(1)Includes only February 1, 2019 through December 31, 2019 results of acquired natural gas businesses due to the Merger.

(2)Includes Utility natural gas, fuel and purchased power and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	2020 to 2019	2019 to 2018
	(in millions)
Revenues less Cost of revenues
Rate increases exclusive of the TCJA impact below	$108	$13
Eleven months of incremental margin from acquired LDC businesses in the Merger	—	513
Impacts of COVID-19	(25)	—
Weather and usage, excluding impacts from COVID-19	4	30
Customer growth	20	14
Refund of protected and unprotected EDIT, offset in income tax expense	(5)	6
Twelve months in 2020 versus eleven months in 2019 in Indiana and Ohio jurisdictions	65	—
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	15	7
Energy efficiency, offset in operation and maintenance below	(1)	(14)
Gross receipts tax, offset in taxes other than income taxes below	(6)	2
Total	$175	$571
Operation and maintenance
Labor and benefits	$(1)	$—
Eleven months of incremental operation and maintenance from acquired LDC businesses in the Merger	—	(201)
Contracted services	20	—
Support services	(14)	8
Other operating and maintenance expense, including material and supplies and insurance	6	(3)
Twelve months in 2020 versus eleven months in 2019 in Indiana and Ohio jurisdictions	(14)	—
Energy efficiency, offset in revenues less cost of revenues above	1	14
Merger related expenses, primarily severance and technology	40	(55)
Total	$38	$(237)
Depreciation and amortization
Incremental capital projects placed in service	$(23)	$(12)
Eleven months of incremental depreciation from acquired LDC businesses in the Merger	—	(128)
Twelve months in 2020 versus eleven months in 2019 in Indiana and Ohio jurisdictions	(11)	—
Total	$(34)	$(140)
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues above	$6	$(2)
Eleven months of incremental taxes from acquired LDC businesses in the Merger	—	(45)
Twelve months in 2020 versus eleven months in 2019 in Indiana and Ohio jurisdictions	(6)	—
Incremental capital projects placed in service	(31)	(4)
Total	$(31)	$(51)
Interest expense and other finance charges
Debt to fund incremental capital projects	$(9)	$(22)
Total	$(9)	$(22)
Interest income
Money pool investments with CenterPoint Energy	$2	$5
Total	$2	$5
Other income (expense), net
Reduction to non-service benefit cost	$9	$(2)
Total	$9	$(2)

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 15 to the consolidated financial statements.

HOUSTON ELECTRIC CONSOLIDATED RESULTS OF OPERATIONS

As of January 1, 2020, Houston Electric’s CODM viewed net income as the measure of profit or loss for the reportable segments rather than the previous measure of operating income. Houston Electric consists of a single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For information regarding factors that may affect the future results of Houston Electric’s consolidated operations, please read “Risk Factors” in Item 1A of Part I of this report.

	Year Ended December 31,			Favorable (Unfavorable)
	2020	2019	2018	2020 to 2019	2019 to 2018
	(in millions, except throughput, weather and customer data)
Revenues	$2,911	$2,990	$3,234	$(79)	$(244)
Expenses:
Operation and maintenance	1,523	1,477	1,452	(46)	(25)
Depreciation and amortization	560	648	917	88	269
Taxes other than income taxes	252	247	240	(5)	(7)
Total	2,335	2,372	2,609	37	237
Operating Income	576	618	625	(42)	(7)
Interest and other finance charges	(199)	(203)	(197)	4	(6)
Interest income	3	27	5	(24)	22
Other income (expense), net	7	(6)	(8)	13	2
Income before income taxes	387	436	425	(49)	11
Income tax expense (benefit)	53	80	89	27	9
Net income	$334	$356	$336	$(22)	$20
Throughput (in GWh):
Residential	31,244	30,334	30,405	3%	—%
Total	93,768	92,180	90,409	2%	2%
Weather (percentage of 10-year average for service area):
Cooling degree days	110%	106%	103%	4%	3%
Heating degree days	72%	96%	104%	(24)%	(8)%
Number of metered customers at end of period:
Residential	2,303,315	2,243,188	2,198,225	3%	2%
Total	2,599,827	2,534,286	2,485,370	3%	2%

The following table provides variance explanations by major income statement caption for the Houston Electric T&D reportable segment:

	Favorable (Unfavorable)
	2020 to 2019	2019 to 2018
	(in millions)
Revenues
Customer rates and impact of the change in rate design	$(298)	$(4)
Impacts of COVID-19	(31)	—
Weather impacts and other usage	(7)	(28)
Impacts from increased peak demand in 2019, collected in rates in 2020	19	—
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	364	67
Refund of protected and unprotected EDIT, offset in income tax expense	(32)	15
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(14)	(29)
Customer growth	35	28
Miscellaneous revenues, primarily related to service connections	7	15
AMS, offset in depreciation and amortization below	(3)	(29)
Bond Companies	(124)	(281)
Energy efficiency, offset in operation and maintenance	5	2
Total	$(79)	$(244)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues	$(61)	$(57)
Labor and benefits	(2)	15
Contract services	6	6
Support services	(6)	24
All other operation and maintenance expense, including materials and supplies and insurance	14	—
Merger related expenses, primarily severance and technology	2	(10)
Bond Companies	1	1
Energy efficiency, offset in revenues	—	(4)
Total	$(46)	$(25)
Depreciation and amortization
Ongoing additions to plant-in-service	$(31)	$(19)
AMS, offset by revenues	3	28
Bond Companies	116	260
Total	$88	$269
Taxes other than income taxes
Incremental capital projects placed in service	$(4)	$(1)
Franchise fees and other taxes	(1)	(6)
Total	$(5)	$(7)
Interest expense and other finance charges
Debt to fund incremental capital projects	$(8)	$(25)
Bond Companies	12	19
Total	$4	$(6)
Interest income
Investments in CenterPoint Energy Money Pool	$(20)	$20
Bond Companies	(4)	2
Total	$(24)	$22
Other income (expense), net
Reduction to non-service benefit cost	$13	$2
Total	$13	$2

Income Tax Expense. For a discussion of effective tax rate per period, see Note 15 to the consolidated financial statements.

CERC CONSOLIDATED RESULTS OF OPERATIONS

As of January 1, 2020, CERC’s CODM viewed net income as the measure of profit or loss for the reportable segments rather than the previous measure of operating income. During the fourth quarter of 2020, CERC’s CODM requested that the CERC corporate functions be included within the financial results of CERC’s Natural Gas reportable segment for review purposes. As a result of this change and following the divestiture of the Energy Services Disposal Group, CERC now consists of a single reportable segment, Natural Gas, formerly named Natural Gas Distribution. Certain prior year amounts have been reclassified to conform to the current year presentation. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For information regarding factors that may affect the future results of CERC’s consolidated operations, please read “Risk Factors” in Item 1A of Part I of this report.

	Year Ended December 31,			Favorable (Unfavorable)
	2020	2019	2018	2020 to 2019	2019 to 2018
	(in millions, except throughput, weather and customer data)
Revenues	$2,763	$3,018	$3,031	$(255)	$(13)
Cost of Revenues (1)	1,117	1,430	1,504	(313)	(74)
Revenues less Cost of Revenues	1,646	1,588	1,527	58	61
Expenses:
Operation and maintenance	798	824	833	26	9
Depreciation and amortization	304	293	280	(11)	(13)
Taxes other than income taxes	182	161	155	(21)	(6)
Total expenses	1,284	1,278	1,268	(6)	(10)
Operating Income	362	310	259	52	51
Other Income (Expense)
Interest expense and other finance charges	(111)	(116)	(122)	5	6
Interest income	—	5	1	(5)	4
Other income (expense), net	(7)	(13)	(9)	6	(4)
Income from Continuing Operations Before Income Taxes	244	186	129	58	57
Income tax expense (benefit)	97	(3)	31	(100)	34
Income From Continuing Operations	147	189	98	(42)	91
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $(2), $17, and $37, respectively)	(66)	23	110	(89)	(87)
Net Income	$81	$212	$208	$(131)	$4
Throughput (in BCF):
Residential	167	188	186	(11)%	1%
Commercial and industrial	260	292	285	(11)%	2%
Total Throughput	427	480	471	(11)%	2%
Weather (percentage of 10-year average for service area):
Heating degree days	91%	101%	106%	(10)%	(5)%
Number of customers at end of period:
Residential	3,349,828	3,287,343	3,246,277	2%	1%
Commercial and industrial	260,400	260,872	260,033	—%	—%
Total	3,610,228	3,548,215	3,506,310	2%	1%
(1)Includes Utility natural gas and Non-utility cost of revenues, including natural gas.

Discontinued Operations. On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. Accordingly, the previously reported Energy Services reportable segment has been eliminated. The transaction closed on June 1, 2020. For further information, see Note 4 to the consolidated financial statements.

The following table provides variance explanations by major income statement caption for CERC’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	2020 to 2019	2019 to 2018
	(in millions)
Revenues less Cost of revenues
Rate increases exclusive of the TCJA impact below	$62	$13
Impacts of COVID-19	(22)	—
Weather and usage, excluding impacts from COVID-19	2	30
Refund of protected and unprotected EDIT, offset in income tax expense	(4)	6
Customer growth	14	14
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	18	11
Energy efficiency, offset in operation and maintenance below	(8)	(14)
Gross receipts tax, offset in taxes other than income taxes below	(4)	1
Total	$58	$61
Operation and maintenance
Labor and benefits, primarily due to headcount	$(4)	$(15)
Contracted services	24	—
Support services	(6)	8
Other operation and maintenance expense, including material and supplies and insurance	4	12
Energy efficiency, offset in revenues less cost of revenues above	8	14
Merger related expenses, primarily severance and technology	—	(10)
Total	$26	$9
Depreciation and amortization
Incremental capital projects placed in service	$(11)	$(13)
Total	$(11)	$(13)
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues above	$4	$(2)
Incremental capital projects placed in service	(25)	(4)
Total	$(21)	$(6)
Interest expense and other finance charges
Debt to fund incremental capital projects	$5	$6
Total	$5	$6
Interest income
Money pool investments with CenterPoint Energy	$(5)	$4
Total	$(5)	$4
Other income (expense), net
Reduction to non-service benefit cost	$6	$(4)
Total	$6	$(4)

Income Tax Expense. For a discussion of effective tax rate per period, see Note 15 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,995	$899	$729	$1,638	$918	$466	$2,136	$1,115	$814
Investing activities	(1,265)	(564)	(452)	(8,421)	(1,495)	(662)	(1,207)	(911)	(697)
Financing activities	(834)	(416)	(278)	2,776	442	173	3,053	(108)	(104)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities:

	Year Ended December 31,
	2020 compared to 2019			2019 compared to 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(1,869)	$(129)	$(3)	$299	$(234)	$9
Changes in working capital	726	98	227	(856)	60	(320)
Change in equity in earnings of unconsolidated affiliates	1,658	—	—	77	—	184
Change in distributions from unconsolidated affiliates (1)	(148)	—	—	(6)	—	(176)
Higher pension contribution	23	—	—	(40)	—	—
Other	(33)	12	39	28	(23)	(45)
	$357	$(19)	$263	$(498)	$(197)	$(348)

(1)This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities:

	Year Ended December 31,
	2020 compared to 2019			2019 compared to 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of marketable securities	$—	$—	$—	$(398)	$—	$—
Proceeds from the sale of assets	(5)	—	—	5	—	—
Purchase of investments	6	—	—	(6)	—	—
Acquisitions, net of cash acquired	5,991	—	—	(5,991)	—	—
Net change in capital expenditures (1)	(90)	(33)	(39)	(855)	(103)	(143)
Net change in notes receivable from unconsolidated affiliates	—	962	(123)	—	(481)	228
Change in distributions from Enable in excess of cumulative earnings	38	—	—	12	—	(47)
Proceeds from divestitures	1,215	—	365	—	—	—
Other	1	2	7	19	—	(3)
	$7,156	$931	$210	$(7,214)	$(584)	$35

(1)The increase in capital expenditures in 2019 primarily resulted from businesses acquired in the Merger.

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities:

	Year Ended December 31,
	2020 compared to 2019			2019 compared to 2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(2,652)	$—	$(197)	$3,434	$—	$855
Proceeds from issuances of preferred stock, net	723	—	—	(1,740)	—	—
Proceeds from issuance of Common Stock, net	672	—	—	(1,844)	—	—
Net changes in long-term debt outstanding, excluding commercial paper	(2,539)	(170)	(93)	(397)	274	(599)
Net changes in debt and equity issuance costs	12	5	(4)	27	(4)	5
Net changes in short-term borrowings	—	—	—	39	—	39
Distributions to ZENS note holders	—	—	—	398	—	—
Decreased (increased) payment of Common Stock dividends	185	—	—	(78)	—	—
Increased payment of Preferred Stock dividends	(19)	—	—	(107)	—	—
Net change in notes payable from affiliated companies	—	9	—	—	58	570
Contribution from parent	—	(528)	88	—	390	(831)
Dividend to parent	—	(175)	40	—	(167)	240
Capital contribution to parent associated with the sale of CES	—	—	(286)	—	—	—
Other	8	1	1	(9)	(1)	(2)
	$(3,610)	$(858)	$(451)	$(277)	$550	$277

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure for electric and natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for 2021 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$3,379	$1,721	$986
Scheduled principal payments on Securitization Bonds	211	211	—
Minimum contributions to pension plans and other post-retirement plans	70	1	3
Maturing CenterPoint Energy term loans	700	—	—
Maturing CenterPoint Energy and VUHI senior notes	555	—	—
Maturing Houston Electric first mortgage bonds	102	102	—
Maturing Houston Electric general mortgage bonds	300	300	—

February 2021 Winter Storm Event. In February 2021, portions of the United States experienced an extreme and unprecedented winter weather event resulting in corresponding electricity generation shortages, including in Texas, and natural gas shortages and increased prices of natural gas in the United States. As a result of this weather event, the governors of Texas, Oklahoma and Louisiana have declared states of either disaster or emergencies in their respective states. Subsequently, President Biden also approved major disaster declarations for all or parts of Texas, Oklahoma and Louisiana.

As a result of the February 2021 Winter Storm Event, from February 12, 2021 to February 22, 2021, management estimates CenterPoint Energy spent approximately an incremental $2.5 billion more on natural gas supplies compared to plan (inclusive of an incremental $2.3 billion more spent by CERC on natural gas supplies compared to plan). These amounts are preliminary estimates through February 23, 2021 and are subject to final settlement. On February 13, 2021, the Railroad Commission authorized each Texas natural gas distribution utility to record in a regulatory asset the extraordinary expenses associated with the February 2021 Winter Storm Event, including, but not limited to, natural gas cost and other costs related to the procurement and transportation of natural gas supply, subject to recovery in future proceedings. CenterPoint Energy’s and CERC’s Natural Gas utilities in their jurisdictions outside of Texas have natural gas cost recovery mechanisms to recover the increased cost of natural gas. While CenterPoint Energy and CERC will seek to recover the increased costs from its customers (although neither full recovery nor the timing of that recovery is certain), in the interim, CenterPoint Energy and CERC will seek additional external financing to pay for such natural gas working capital, which may consist of short and long-term debt, but such external financing may not be available on favorable terms or at all. On February 24, 2021, CERC received financing commitments totaling $1.7 billion on a 364-day term loan facility to bridge this working capital need. CERC will evaluate whether to execute of this facility or other potential financing alternatives. Management believes that these commitments, along with existing sources of liquidity, provide CERC with sufficient capital to address the anticipated settlement of natural gas purchases, including the associated upstream supply charges, at the end of March 2021. Any additional external debt financing and/or partial or delayed recovery may negatively impact CenterPoint Energy’s or CERC’s credit metrics, and may lead to a downgrade of CenterPoint Energy’s or CERC’s credit rating.

Although CenterPoint Energy’s and CERC’s excess costs from the increase in natural gas prices are mitigated by available natural gas recovery mechanisms in their jurisdictions, until such amounts are ultimately recovered from customers, CenterPoint Energy and CERC will continue to incur increased finance-related costs, resulting in a significant use of cash. See Note 22 to the consolidated financial statements for further information.

The Registrants expect that anticipated 2021 cash needs will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans or common stock, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper, with respect to CenterPoint Energy, distributions from Enable until the closing of the Enable Merger expected in the second half of 2021, including any proceeds therefrom, distributions from Energy Transfer or proceeds from dispositions of Energy Transfer common units or Energy Transfer Series G Preferred Units after the closing of the Enable Merger, and, with respect to CERC, proceeds from any potential asset sales, including the potential dispositions of our Natural Gas businesses in Arkansas and Oklahoma, should such dispositions close in 2021. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

The following table sets forth the Registrants’ actual capital expenditures by reportable segment for 2020 and estimates of the Registrants’ capital expenditures currently planned for projects for 2021 through 2025:

	2020	2021	2022	2023	2024	2025
CenterPoint Energy	(in millions)
Electric	$1,281	$1,960	$1,828	$1,996	$1,850	$1,434
Natural Gas	1,139	1,402	1,291	1,762	1,479	1,593
Corporate and Other	95	17	23	34	32	27
Discontinued Operations (1) (3)	21	—	—	—	—	—
Total	$2,536	$3,379	$3,142	$3,792	$3,361	$3,054
Houston Electric (2)	$1,021	$1,721	$1,513	$1,210	$1,093	$1,283
CERC
Natural Gas	$797	$986	$848	$1,250	$944	$1,035
Discontinued Operations (1)	3	—	—	—	—	—
Total	$800	$986	$848	$1,250	$944	$1,035

(1)On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group, which represents substantially all of the businesses within the historically reported Energy Services reportable segment. The transaction closed on June 1, 2020. For further information, see Note 4 to the consolidated financial statements.

(2) Houston Electric consists of a single reportable segment, Houston Electric T&D.

(3)On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the businesses within the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020. For further information, see Notes 4 to the consolidated financial statements.

The following table sets forth estimates of the Registrants’ contractual obligations as of December 31, 2020, including payments due by period:

Contractual Obligations	Total	2021	2022-2023	2024-2025	2026 and thereafter
	(in millions)
CenterPoint Energy
Securitization Bonds	$747	$211	$375	$161	$—
Other long-term debt (1)	12,710	1,669	2,885	1,074	7,082
Interest payments — Securitization Bonds (2)	50	22	24	4	—
Interest payments — other long-term debt (2)	5,904	435	778	684	4,007
Short-term borrowings	24	24	—	—	—
Operating leases (3)	37	8	12	7	10
Benefit obligations (4)	—	—	—	—	—
Non-trading derivative liabilities	30	3	13	3	11
Commodity and other commitments (5)	4,631	725	1,029	947	1,930
Total contractual cash obligations (6)	$24,133	$3,097	$5,116	$2,880	$13,040
Houston Electric
Securitization Bonds	$747	$211	$375	$161	$—
Other long-term debt (1)	4,272	402	500	—	3,370
Interest payments — Securitization Bonds (2)	50	22	24	4	—
Interest payments — other long-term debt (2)	2,997	163	303	274	2,257
Operating leases (3)	1	1	—	—	—
Benefit obligations (4)	—	—	—	—	—
Total contractual cash obligations (6)	$8,067	$799	$1,202	$439	$5,627
CERC
Long-term debt	$2,428	$—	$647	$—	$1,781
Interest payments — long-term debt (1)	1,333	88	169	153	923
Short-term borrowings	24	24	—	—	—
Operating leases (3)	24	4	8	5	7
Benefit obligations (4)	—	—	—	—	—
Commodity and other commitments (5)	3,122	491	603	481	1,547
Total contractual cash obligations (6)	$6,931	$607	$1,427	$639	$4,258

(1)ZENS obligations are included in the 2026 and thereafter column at their contingent principal amount of $56 million as of December 31, 2020. These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($871 million as of December 31, 2020), as discussed in Note 12 to the consolidated financial statements.

(2)The Registrants calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, the Registrants calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, the Registrants used interest rates in place as of December 31, 2020. The Registrants typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)For a discussion of operating leases, please read Note 21 to the consolidated financial statements.

(4)See Note 8(g) to the consolidated financial statements for information on the Registrants’ expected contributions to pension plans and other postretirement plans in 2021.

(5)For a discussion of commodity and other commitments, please read Note 16(a) to the consolidated financial statements.

(6)This table does not include estimated future payments for expected future AROs. These payments are primarily estimated to be incurred after 2026. See Note 3(c) to the consolidated financial statements for further information.

Off-Balance Sheet Arrangements

Other than Houston Electric’s first mortgage bonds and general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy (see Note 14 to the consolidated financial statements) and operating leases, the Registrants have no off-balance sheet arrangements.

Regulatory Matters

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which we operate have issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. While certain jurisdictions are subject to mandatory stay-at-home and similar orders, essential businesses and activities are exempted from these orders, including utility operations and maintenance. Accordingly, CenterPoint Energy’s crews continue to provide essential service by responding to calls, completing work orders and undertaking other critical work. To protect our customers and employees, we have implemented COVID-19 safety precautions. Although the disconnect moratoriums have either expired or may expire during the second quarter of 2021 in certain of the Registrants’ service territories, CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions. We will continue to monitor developments in this area and adjust our response as guidelines and circumstances may require. Additionally, while we have not experienced delays to date due to COVID-19 with respect to our regulatory proceedings, we could experience significant delays in scheduling proceedings or hearings and in obtaining orders from regulatory agencies.

On March 26, 2020, the PUCT issued two orders related to COVID-19 issues that affect Houston Electric. First, the PUCT issued an order related to Accrual of Regulatory Assets granting authority for utilities to record as a regulatory asset costs resulting from the effects of COVID-19. In the order, the PUCT noted that it will consider whether a utility’s request for recovery of the regulatory asset is reasonable and necessary in a future proceeding. Second, the PUCT issued an order related to COVID-19 ERP, as modified, which, in light of the disaster declarations issued by the Governor of Texas, authorized a customer assistance program for certain residential customers of electric service in areas of Texas open to customer choice, which includes Houston Electric’s service territory. The order included several requirements for transmission and distribution utilities (including Houston Electric):
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
The PUCT issued an order on August 27, 2020 to conclude the COVID-19 ERP. The PUCT determined that enrollment in the COVID-19 ERP would end on August 31, 2020, and benefits under the program ended on September 30, 2020. Final claims for reimbursement were required to be submitted to transmission and distribution utilities by November 30, 2020. Final program reports were required to be submitted to the PUCT by January 15, 2021. The transmission and distribution utilities riders remained in place and reimbursements continued after the end of the COVID-19 ERP to complete any remaining COVID-19 ERP cost recovery and disburse all reimbursement amounts or remaining balances.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s Natural Gas service territories in Minnesota and Arkansas will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well.

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

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of the Freeport Area Master Plan, which included the Bailey to Jones Creek Project. On November 21, 2019, the PUCT issued its final approval of Houston Electric’s certificate of convenience and necessity application, based on an unopposed settlement agreement under which Houston Electric would construct the project at an estimated cost of approximately $483 million. The actual capital costs of the project will depend on land acquisition costs, construction costs, minor changes to the routing of the line to mitigate environmental and other land use impacts, structure design to address soil and coastal wind conditions, and other factors. In April 2020, a federal court vacated the Army Corps of Engineers Nationwide Permit 12, which Houston Electric intended to use for the project. As a result, Houston Electric filed its individual permit application with the Army Corps of Engineers in accordance with the federal court decision. However, subsequent to filing the individual permit application, the federal court stayed the effectiveness of its order as it applied to the construction of transmission lines such as the Bailey to Jones Creek Project. In July 2020, the stay was extended by the U.S. Supreme Court to apply to a broader range of infrastructure projects and is expected to last through the full appellate process. As a result, the Army Corps of Engineers proceeded with project review under the general Nationwide Permit 12 permit and authorized construction in the impacted areas in November 2020. Houston Electric commenced pre-construction activities on the project in 2019, began construction in 2021 and anticipates completing construction and energizing the line before the end of 2021.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a certificate of convenience and necessity application with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. Depending on the route ultimately approved by the PUCT, the estimated capital cost of the transmission line project ranges from approximately $23 million to $71 million. The actual capital costs of the project will depend on actual land acquisition costs, construction costs, and other factors in addition to route selection. In January 2021, Houston Electric executed a Standard Generation Interconnection Agreement for the Space City Solar Generation facility with EDF Renewables, which also provided security for the transmission line project in the form of a $23 million Letter of Credit, the amount of which is subject to change depending on the route approved. The PUCT is required to issue its final approval on the transmission line project no later than December 2021. Subject to PUCT approval, Houston Electric expects to complete construction and energization of the transmission line by June 2022.

Minnesota Base Rate Case (CenterPoint Energy and CERC)

On October 28, 2019, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $62 million with a projected test year ended December 31, 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 7.41% on a total rate base of approximately $1,307 million. CERC implemented interim rates reflecting $53 million for gas used on and after January 1, 2020. In September 2020, a settlement that addressed all issues except the Inclusive Financing/Tariffed On Bill Financing (TOB) proposal by the City of Minneapolis was signed by a majority of all parties and was filed with the Office of Administrative Hearings. A stipulation between the City of Minneapolis and CERC addressing the TOB proposal was filed on September 2, 2020. The settlement reflects a $38.5 million increase and was based on an overall after-tax rate of return of 6.86% and does not specify individual cost of capital components. On January 14, 2021, the MPUC verbally approved the $38.5 million increase and decided not to include the TOB proposal in the current case, but recommended a new docket be established to gather further information and stakeholder input. A written final order is expected in March 2021.

Indiana North Base Rate Case (CenterPoint Energy)

On December 18, 2020, Indiana North filed its base rate case with the IURC seeking approval for a revenue increase of approximately $21 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana North’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 6.32% on total rate base of approximately $1,611 million. Indiana North has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested, and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in October 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. Under Indiana statutory requirements, the IURC has a minimum of 300 days and maximum of 360 days from the date of the filing of Indiana North’s case-in-chief to issue an order.

Indiana South Base Rate Case (CenterPoint Energy)

On October 30, 2020, and as subsequently amended, Indiana South filed its base rate case with the IURC seeking approval for a revenue increase of approximately $29 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana South’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 5.99% on total rate base of approximately $469 million. Indiana South has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested, and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in September 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. Under Indiana statutory requirements, the IURC has a minimum 300 days and maximum of 360 days from the date of the filing of Indiana South’s case-in-chief to issue an order. Intervenor testimony was filed with the IURC on February 19, 2021. Indiana South’s rebuttal testimony is due to be filed with the IURC by March 19, 2021.

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

On April 24, 2019, the IURC issued an order approving the environmental investments proposed for the F.B. Culley generating facility, along with recovery of prior pollution control investments made in 2014. The order denied the proposed gas combined cycle generating facility. Indiana Electric has conducted a new IRP, which was submitted to the IURC in June 2020, to identify an appropriate generation resource portfolio that includes the replacement of 730 MW of coal-fired generation facilities with a significant buildout of renewables supported by dispatchable natural gas combustion turbines.

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

The table below reflects significant applications pending or completed since the Registrants’ combined 2019 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
EECRF	$11	June 2020	March 2021	October 2020	The requested amount is comprised primarily of the following: 2021 Program and Evaluation, Measurement and Verification costs of $39 million, 2019 over recovery of ($1) million and 2019 earned bonus of $12 million. A settlement was approved in October 2020 consisting of 2021 Program and Evaluation, Measurement and Verification costs of $39 million, 2019 over recovery of ($1) million, 2019 earned bonus of $11 million and a black box reduction to revenue requirement of ($1) million.
Rate Case	13	April 2019	April 2020	March 2020	See discussion above under Houston Electric Base Rate Case.
TCOS	17	March 2020	May 2020	May 2020	Based on net change in invested capital of $204 million.
TCOS	16	July 2020	September 2020	September 2020	Based on net change in invested capital of $140 million.
CenterPoint Energy and CERC - Beaumont/East Texas (Railroad Commission)
Rate Case	4	November 2019	November 2020	June 2020	Unanimous settlement agreement approved by the Railroad Commission in June 2020 provides for a $4 million annual increase in current revenues, a refund for an Unprotected EDIT Rider amortized over three years of which $2 million is refunded in the first year and establishes a 9.65% ROE and a 56.95% equity ratio for future GRIP filings for the Beaumont/East Texas jurisdiction. New rates were effective with October 2020 usage and began to be reflected on customers’ bills in November 2020.
CenterPoint Energy and CERC - South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	18	March 2020	June 2020	June 2020	Based on net change in invested capital of $143 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP	(12)	April 2020	October 2020	September 2020	Based on ROE of 9.5% with 50 basis point (+/-) earnings band. Revenue reduction of $12 million based on prior test year true-up earned return on equity of 11.79% combined with projected test year return on equity of 9.43%.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	2	September 2020	December 2020	December 2020	Based on ROE of 9.95% with 50 basis point (+/-) earnings band. For the test year ended June 2020 and net of TCJA effects considered outside the earnings band, North Louisiana had a $3 million increase to annual revenue based on an adjusted ROE of 6.21% and South Louisiana had a $1 million decrease to annual revenue based on an adjusted ROE of 10.79%.
CenterPoint Energy and CERC - Minnesota (MPUC)
Decoupling (1)	N/A	September 2020	September 2020	TBD	Represents under-recovery of approximately $2 million recorded for and during the period July 1, 2019 through June 30, 2020, including approximately $1 million related to the period July 1, 2018 through June 30, 2019.
CIP Financial Incentive	9	May 2020	October 2020	August 2020	CIP Financial Incentive based on 2019 activity.
Rate Case (1)	62	October 2019	TBD	TBD	See discussion above under Minnesota Base Rate Case.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC	(2)	March 2020	July 2020	July 2020	Based on ROE of 10% with 50 basis point (+/-) earnings band. Revenue credit of approximately $2 million based on 2019 test year adjusted earned ROE of 15.37%. The OCC approved a unanimous settlement agreement that provides for a revenue credit to customers of $2 million, paid out monthly for the next twelve months.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	2	May 2020	September 2020	September 2020	Based on ROE of 9.292% with 100 basis point (+/-) earnings band. Revenue increase of $2 million based on 2019 test year adjusted earned ROE of 7.90%.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	1	April 2020	July 2020	July 2020	Requested an increase of $13 million to rate base, which reflects a $1 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $1 million annually.
CSIA	2	October 2020	January 2021	January 2021	Requested an increase of $13 million to rate base, which reflects a $2 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $(1) million annually.
Rate Case (1)	29	October 2020	September 2021	TBD	See discussion above under Indiana South Base Rate Case.
CenterPoint Energy - Indiana North - Gas (IURC)
CSIA	4	April 2020	July 2020	July 2020	Requested an increase of $35 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $14 million annually.
CSIA	2	October 2020	January 2021	January 2021	Requested an increase of $32 million to rate base, which reflects a $2 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in an increase of $(1) million to the previous credit provided, and a change in the total (over)/under-recovery variance of $(6) million annually.
Rate Case (1)	21	December 2020	October 2021	TBD	See discussion above under Indiana North Base Rate Case.
CenterPoint Energy - Ohio (PUCO)
TSCR	N/A	January 2019	July 2020	July 2020	Application to flow back to customers certain benefits from the TCJA. Initial impact reflects credits for 2018 of $(10) million and 2019 of $(9) million, and 2020 of $(7) million, with mechanism that began upon approval from the PUCO effective July 1, 2020.
TSCR	N/A	September 2020	January 2021	January 2021	Application to flow back to customers certain benefits from the TCJA. Impact reflects credits for 2021 of $(7) million and includes a reconciliation through August 31, 2020 of $(14) million.
DRR	9	May 2020	September 2020	December 2020	Requested an increase of $67 million to rate base for investments made in 2019, which reflects a $10 million annual increase in current revenues. A change in (over)/under-recovery variance of $2 million annually is also included in rates.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC	4	February 2020	May 2020	May 2020	Requested an increase of $34 million to rate base, which reflects a $4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $2 million annually.
ECA	10	May 2020	August 2020	October 2020	Requested an increase of $49 million to rate base, which reflects a $10 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also included a change in (over)/under-recovery variance of $4 million annually.
TDSIC	3	August 2020	November 2020	November 2020	Requested an increase of $36 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of $(1) million.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
TDSIC (1)	3	February 2021	May 2021	TBD
Requested an increase of $28 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.

CECA (1)	8	February 2021	TBD	TBD	Reflects an $8 million annual increase in current revenues through a non-traditional rate making approach related to a 50 MW universal solar array placed in service in January 2021.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

TCJA-related 2018 tax expense refunds are currently included in the Registrants’ existing rates and are therefore reducing the Registrants’ current annual revenue. The TCJA-related 2018 tax expense refunds for Houston Electric were completed in September 2019. However, in Houston Electric’s rate case filed in April 2019, and subsequently adjusted in errata filings in May and June 2019, pursuant to the Stipulation and Settlement Agreement, Houston Electric will return unprotected EDIT net regulatory liability balance to customers, through a separate rider and its wholesale transmission tariff over approximately three years and the TCJA-related protected EDIT balance over ARAM. As of December 31, 2020, the balances of the net unprotected EDIT regulatory liability and protected EDIT regulatory liability were $66 million and $678 million, respectively.

CenterPoint Energy’s electric and natural gas utilities in Indiana and Ohio currently recover corporate income tax expense in approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within Indiana and Ohio, respectively. In addition, the IURC and PUCO have ordered each utility to establish regulatory liabilities to record all estimated impacts of tax reform starting January 1, 2018 until the date when rates are adjusted to capture these impacts. In Indiana, in response to Vectren’s pre-Merger filing for proposed changes to its rates and charges to consider the impact of the lower federal income tax rates, the IURC approved an initial reduction to current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. The refund of EDIT and regulatory liabilities commenced in November 2018 for Indiana electric customers and in January 2019 for Indiana natural gas customers. In Ohio, the initial rate reduction to current rates and charges became effective upon conclusion of its then pending base rate case on August 28, 2019. In January 2019, an application was filed with the PUCO in compliance with its October 2018 order requiring utilities to file for a request to adjust rates to reflect the impact of the TCJA, requesting authority to implement a rider to flow back to customers the tax benefits realized under the TCJA, including the refund of EDIT and regulatory liabilities. On July 1, 2020, the PUCO approved the initial rate reduction to credit customers for the impact of the TCJA. This credit mechanism results in an amortization of the unprotected balance of EDIT over a period of six years, starting in 2018, with the protected balance amortized in accordance with ARAM. The credit mechanism will be adjusted via an annual filing made each October to reflect projected refunds for each calendar year.

ELG (CenterPoint Energy)

Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing electric generation facilities. In September 2015, the EPA finalized revisions to the existing steam electric ELG setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELG will be implemented when existing water discharge permits for the plants are renewed. In the case of Indiana Electric’s water discharge permits, in 2017 the IDEM issued final renewals for the F.B. Culley and A.B. Brown power plants. IDEM agreed that units identified for retirement by December 2023 would not be required to install new treatment technology to meet ELG, and approved a 2020 compliance date for dry bottom ash, which has been completed, and a 2023 compliance date for flue gas desulfurization wastewater treatment standards for the remaining coal-fired unit at F.B. Culley.

On April 13, 2017, as part of the U.S. President’s Administration’s regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the implementation deadlines in the rule during the pendency of the reconsideration. On September 13, 2017, the EPA finalized a rule postponing certain interim compliance dates by two years, but did not postpone the final compliance deadline of December

31, 2023. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the ELG rule that selected impoundment as the best available technology for legacy wastewater and leachate. On October 13, 2020, the EPA finalized revisions to the ELG rule, which established a two-year extension of the compliance deadline for the prohibition of wet sluicing of bottom ash. However, the ELG rule did not establish alternative deadlines for the prohibition of wet sluicing of fly ash, and the most recent revision to the CCR rule confirmed that ash ponds must commence closure no later than October 2023. As a result, CenterPoint Energy does not currently anticipate any changes to its current compliance plans based upon this most recent ELG update.

CPP and ACE Rule (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP Rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On August 31, 2018, the EPA published its proposed CPP replacement rule, the ACE Rule, which was finalized on July 8, 2019 and requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units. On January 19, 2021, the ACE Rule was struck down by the U.S. District Court of Appeals for the D.C. Circuit. CenterPoint Energy is currently unable to predict whether the Biden Administration will continue its defense of the CPP or ACE Rule, or what a new replacement rule would look like. On March 1, 2020, CenterPoint Energy announced corporate carbon emission goals, which are expected to be used to guide Indiana Electric’s transition to a low carbon fleet and position Indiana Electric to comply with anticipated future regulatory requirements from the Biden administration to further reduce GHG emissions from its electric fleet.

Impact of Legislative Actions & Other Initiatives (CenterPoint Energy)

At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. While the requirements of a federal or state rule remain uncertain, Indiana Electric will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.9 billion as of December 31, 2020. On February 4, 2021, the Registrants amended and restated each of their revolving credit facilities, which reduced the aggregate capacity of such facilities to $4.0 billion.

As of February 22, 2021, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of February 22, 2021
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$1,502	0.21%	February 4, 2024
CenterPoint Energy (1)	400	—	—	86	0.18%	February 4, 2024
Houston Electric	300	—	—	—	—%	February 4, 2024
CERC	900	—	—	255	0.18%	February 4, 2024
Total	$4,000	$—	$11	$1,843

(1)The credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

Borrowings under each of the revolving credit facilities are subject to customary terms and conditions. However, there is no requirement that the borrower makes representations prior to borrowing as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the revolving credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the revolving credit facilities, the spread to LIBOR and the commitment fees fluctuate based on the borrower’s credit rating. Each of the Registrant’s credit facilities provide for a mechanism to replace LIBOR with possible alternative benchmarks upon certain benchmark replacement events. The borrowers are currently in compliance with the various business and financial covenants in the four revolving credit facilities.

Long-term Debt

For detailed information about the Registrants’ debt issuances in 2020, see Note 14 to the consolidated financial statements.

Securities Registered with the SEC

On May 29, 2020, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 29, 2023. For information related to the Registrants’ debt and equity security issuances in 2020, see Notes 13 and 14 to the consolidated financial statements.

Temporary Investments

As of February 22, 2021, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of February 22, 2021:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	0.21%	$(248)	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the Registrants’ credit facilities is based on their credit ratings. The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of February 22, 2021, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of the Registrants:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	VUHI Senior Unsecured Debt	A3	Stable	BBB+	Stable	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Stable	A	Stable
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Stable	A-	Stable

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of December 31, 2020, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $218 million as of December 31, 2020. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on December 31, 2020, deferred taxes of approximately $471 million would have been payable in 2020. If all the ZENS-Related Securities had been sold on December 31, 2020, capital gains taxes of approximately $159 million would have been payable in 2020. For additional information about ZENS, see Note 12 to the consolidated financial statements.

Cross Defaults

Under each of CenterPoint Energy’s (including VUHI’s), Houston Electric’s and CERC’s respective revolving credit facilities, as well as under CenterPoint Energy’s term loan agreement, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in December 2020, CenterPoint Energy’s business strategy incorporated the Business Review and Evaluation Committee’s recommendations to increase its planned capital expenditures in its electric and Natural Gas businesses to support rate base growth and sell certain of its Natural Gas businesses located in Arkansas and Oklahoma as a means to efficiently finance a portion of such increased capital expenditures, among other recommendations. For further information, see “—Recent Events—Business Review and Evaluation Committee” above.

Additionally, CenterPoint Energy’s process of evaluating and optimizing the various businesses, assets and ownership interests currently held by it considered, among other things, various plans, proposals and other strategic alternatives with respect to Enable and CenterPoint Energy’s investment in Enable, which may result in the disposition of a portion or all of its ownership interest in Enable. In February 2021, CenterPoint Energy announced its support of the Enable Merger, which is expected to close in the second half of 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from the Enable Merger, if completed, or from any disposition or reduction of its resulting investment in Energy Transfer. There can be no assurances that any disposal of Energy Transfer common units or Energy Transfer Series G Preferred Units will be completed. Any disposal of such securities may involve significant costs and expenses, including in connection with any public offering, a significant underwriting discount. For information regarding the Enable Merger, see Note 22 to the consolidated financial statements.

Enable Midstream Partners (CenterPoint Energy and CERC)

In September 2018, CERC completed the Internal Spin, after which CERC’s equity investment in Enable met the criteria for discontinued operations classification. As a result, the operations have been classified as Income from discontinued operations, net of tax, in CERC’s Statements of Consolidated Income for the periods presented. For further information, see Note 4 to the consolidated financial statements.

CenterPoint Energy receives quarterly cash distributions from Enable on its common units and Enable Series A Preferred Units. A reduction in the cash distributions CenterPoint Energy receives from Enable could significantly impact CenterPoint Energy’s liquidity. For additional information about cash distributions from Enable and the recently announced Enable Merger, see Notes 11 and 22 to the consolidated financial statements.

Hedging of Interest Expense for Future Debt Issuances

From time to time, the Registrants may enter into interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 9(a) to the consolidated financial statements.

Weather Hedge (CenterPoint Energy and CERC)

CenterPoint Energy and CERC have historically entered into partial weather hedges for certain Natural Gas jurisdictions and electric operations’ Texas service territory to mitigate the impact of fluctuations from normal weather. CenterPoint Energy and CERC remain exposed to some weather risk as a result of the partial hedges. For more information about weather hedges, see Note 9(a) to the consolidated financial statements.

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

Other Factors that Could Affect Cash Requirements

In addition to the above factors, the Registrants’ liquidity and capital resources could also be negatively affected by:

•further reductions in the cash distributions we receive from Enable;
•cash collateral requirements that could exist in connection with certain contracts, including weather hedging arrangements, and natural gas purchases, natural gas price and natural gas storage activities of CenterPoint Energy’s and CERC’s Natural Gas reportable segment;
•acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased natural gas prices, including as a result of the February 2021 Winter Storm Event, and concentration of natural gas suppliers (CenterPoint Energy and CERC);
•increased costs related to the acquisition of natural gas, including as a result of the February 2021 Winter Storm Event (CenterPoint Energy and CERC);
•increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans or the use of alternative sources of financings due to the effects of COVID-19 and the February 2021 Winter Storm Event on capital and other financial markets;
•various legislative or regulatory actions;
•incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy);
•the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric, including the negative impact on such ability related to COVID-19 and the February 2021 Winter Storm Event;
•slower customer payments and increased write-offs of receivables due to higher natural gas prices, changing economic conditions, COVID-19 or the February 2021 Winter Storm Event (CenterPoint Energy and CERC);
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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions. Additionally, certain provisions in note purchase agreements relating to debt issued by VUHI have the effect of restricting the amount of additional first mortgage bonds issued by SIGECO. For information about the total debt to capitalization financial covenants in the Registrants’ and certain of CenterPoint Energy’s subsidiaries’ revolving credit facilities, see Note 14 to the consolidated financial statements.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. CenterPoint Energy, for its Electric and Natural Gas reportable segments, Houston Electric and CERC apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates. Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals. If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Registrants would be required to write off or write down these regulatory assets and liabilities. For further detail on the Registrants’ regulatory assets and liabilities, see Note 7 to the consolidated financial statements.

Impairment of Long-Lived Assets, Including Identifiable Intangibles, Goodwill, Equity Method Investments, and Investments without a Readily Determinable Fair Value

The Registrants review the carrying value of long-lived assets, including identifiable intangibles, goodwill, equity method investments, and investments without a readily determinable fair value whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually, goodwill is tested for impairment as required by accounting guidance for goodwill and other intangible assets.  Unforeseen events, changes in market conditions, and probable regulatory disallowances, where applicable, could have a material effect on the value of long-lived assets, including intangibles, goodwill, equity method investments, and investments without a readily determinable fair value due to changes in observable or estimated market value, future cash flows, interest rate, and regulatory matters could result in an impairment charge. The Registrants recorded no impairments to long-lived assets, including intangibles, equity method investments, or readily determinable fair value during 2019 and 2018. CenterPoint Energy recognized equity method investment impairment losses during 2020 as discussed below. CenterPoint Energy and CERC recognized goodwill impairment losses, discussed below, during 2020 and 2019, and the Registrants recorded no impairments to goodwill in 2018.

In connection with its preparation of the financial statements for the three months ended March 31, 2020, CenterPoint Energy and CERC identified triggering events to perform interim goodwill impairment tests for each of their reporting units due to the macroeconomic conditions resulting from the COVID-19 pandemic and the related decline in CenterPoint Energy’s Common Stock price. CenterPoint Energy recognized goodwill impairment losses, discussed below, during the year ended December 31, 2020, and CERC recorded no impairments to goodwill within continuing operations during the year ended December 31, 2020. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

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

Fair value measurements require significant judgment and unobservable inputs, including (i) projected timing and amount of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the future market prices. Determining the discount rates for the non-rate regulated businesses requires the estimation of the appropriate company specific risk premiums for those non-rate regulated businesses based on evaluation of industry and entity-specific risks, which includes expectations about future market or economic conditions existing on the date of the impairment test. Changes in these assumptions could have a significant impact on results of the impairment tests. CenterPoint Energy and CERC utilized a third-party valuation specialist to determine the key assumptions used in the estimate of fair value for each of its reporting units on the date of its interim and annual goodwill impairment test in 2020.

Annual goodwill impairment test

CenterPoint Energy and CERC completed their 2020 annual goodwill impairment test as of July 1, 2020 and determined, based on an income approach or a weighted combination of income and market approaches, that no goodwill impairment charge was required for any reporting unit. The fair values of each reporting unit significantly exceeded the carrying value of the reporting unit.

Although no goodwill impairment resulted from the 2020 annual test, an interim goodwill impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, if CenterPoint Energy’s market capitalization falls below book value for an extended period of time, or events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit.

Interim goodwill impairment test, excluding assets held for sale

CenterPoint Energy and CERC performed an interim goodwill impairment test as of March 31, 2020. The fair value of each reporting unit was derived using an income approach or a weighted combination of income and market approaches. Based on the results of the test, CenterPoint Energy recorded a goodwill impairment loss of $185 million at its Indiana Electric reporting unit in the year ended December 31, 2020. CERC recorded no goodwill impairment charge in its continuing operations for the year ended December 31, 2020.

The fair values of each reporting unit exceeded the carrying value of the reporting unit, with the exception of CenterPoint Energy’s Indiana Electric reporting unit. As of March 31, 2020, immediately following the impairment loss recorded by CenterPoint Energy in the three months ended March 31, 2020, Indiana Electric reporting unit’s fair value approximated its carrying value, and the reporting unit had total goodwill of $936 million. The reporting unit is comprised entirely of businesses acquired in the Merger on February 1, 2019, when the carrying value of the acquired assets and liabilities were adjusted to fair value and as a result presented the greatest risk for impairment. The primary driver for the decline in fair value as of the March 31, 2020 interim goodwill impairment test date is an increase in discounts rates, or the weighted average cost of capital of market participants, on the rate regulated reporting units due in part to the decline in current macroeconomic conditions from July 1, 2019, the previous annual testing date at that time, to March 31, 2020.

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

For further information, see Note 6 to the consolidated financial statements.

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

CenterPoint Energy and CERC disclosed in the 2019 Form 10-K that an anticipated loss on held for sale of $80 million was expected in 2020 for the Energy Services Disposal Group. The primary driver for the increase in the actual loss on held for sale, including goodwill impairment, recorded by CenterPoint Energy and CERC in the year ended December 31, 2020 compared to the amounts previously anticipated is a result of an increase in portions of the derivative assets, net of derivative liabilities, excluded from the working capital adjustment within the Equity Purchase Agreement during the year ended December 31, 2020. In October 2020, CenterPoint Energy collected the full and final settlement of the working capital adjustment under the Equity Purchase Agreement, and no gains or losses on this transaction are expected in future periods.

For further information, see Note 4 to the consolidated financial statements.

Equity Method Investments

Equity method investments are evaluated for impairment when factors indicate that a decrease in value of an investment has occurred and the carrying amount of the investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of its financial statements for the three months ended March 31, 2020, that an other than temporary decrease in the value of its investment in Enable had occurred. CenterPoint Energy wrote down the value of its investment in Enable to its estimated fair value of $848 million as of March 31, 2020 and recognized an impairment charge of $1,541 million during the year ended December 31, 2020. Both the income approach and market approach were utilized to estimate the fair value of CenterPoint Energy’s equity investment in Enable, which includes common units, general partner interest, and incentive distribution rights held by CenterPoint Energy through CNP Midstream. Key assumptions in the market approach include recent market transactions of comparable companies and EBITDA to total enterprise multiples for comparable companies. Due to volatility of the quoted price of Enable’s units, a volume weighted average price was used under the market approach to best approximate fair value at the measurement date. Key assumptions in the income approach include Enable’s forecasted cash distributions, projected cash flows of incentive distribution rights, forecasted growth rate of Enable’s cash distributions beyond 2020, and the discount rate used to determine the present value of the estimated future cash flows. A weighing of the different approaches was utilized to determine the estimated fair value of our investment in Enable. CenterPoint Energy based its assumptions on projected financial information that it believes is reasonable; however, actual results may differ materially from those projections.

The determination of fair value considered a number of relevant factors including Enable’s common unit price and forecasted distributions, recent comparable transactions and the limited float of Enable’s publicly traded common units. It is reasonably possible that the fair value of CenterPoint Energy’s investment in Enable will change in the near term due to one or more of the following: actual Enable cash distribution is materially lower than expected, significant adverse changes in Enable’s operating environment, decline in Enable’s common unit price, increase in the discount rate, and changes in other key assumptions which require judgment and/or are forward looking in nature. Further declines in the fair value of Enable could result in additional impairments. CenterPoint Energy did not identify a decrease in value as of December 31, 2020, and no impairments in its investment in Enable were recorded during the three months ended December 31, 2020.

For further information, see Notes 11 and 22 to the consolidated financial statements.

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

For further information, see Note 4 to the consolidated financial statements.

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

OTHER SIGNIFICANT MATTERS

Pension Plans (CenterPoint Energy).  As discussed in Note 8(b) to the consolidated financial statements, CenterPoint Energy maintains non-contributory qualified defined benefit pension plans covering eligible employees. Employer contributions for the qualified plans are based on actuarial computations that establish the minimum contribution required under ERISA and the maximum deductible contribution for income tax purposes.
Under the terms of CenterPoint Energy’s pension plans, it reserves the right to change, modify or terminate the plan. CenterPoint Energy’s funding policy is to review amounts annually and contribute an amount at least equal to the minimum contribution required under ERISA.
Additionally, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans that allows participants to receive the benefits to which they would have been entitled under the non-contributory qualified pension plan except for the federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

CenterPoint Energy’s funding requirements and employer contributions for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
CenterPoint Energy	(in millions)
Minimum funding requirements for qualified pension plans	$76	$86	$60
Employer contributions to the qualified pension plans	76	86	60
Employer contributions to the non-qualified benefit restoration plans	10	23	9

CenterPoint Energy expects to contribute a minimum of approximately $53 million to the qualified pension plans and contributions aggregating approximately $8 million to the non-qualified benefit restoration plans in 2021.

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

The projected benefit obligation for all defined benefit pension plans was $2.5 billion and $2.5 billion as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the projected benefit obligation exceeded the market value of plan assets of CenterPoint Energy’s pension plans by $372 million. Changes in interest rates or the market values of the securities held by the plan during 2021 could materially, positively or negatively, change the funded status and affect the level of pension expense and required contributions.
Houston Electric and CERC participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. Pension cost by Registrant were as follows:

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension cost	$49	$19	$20	$93	$40	$35	$61	$25	$22

The calculation of pension cost and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.
As of December 31, 2020, CenterPoint Energy’s qualified pension plans had an expected long-term rate of return on plan assets of 5.00%, which is 0.75% lower than the 5.75% rate assumed as of December 31, 2019. The expected rate of return assumption was developed using the targeted asset allocation of our plans and the expected return for each asset class. CenterPoint Energy regularly reviews its actual asset allocation and periodically rebalances plan assets to reduce volatility and better match plan assets and liabilities.
As of December 31, 2020, the projected benefit obligation was calculated assuming a discount rate of 2.45%, which is 0.75% lower than the 3.20% discount rate assumed as of December 31, 2019. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of CenterPoint Energy’s plans.

CenterPoint Energy’s actuarially determined pension and other postemployment cost for 2020 and 2019 that is greater or less than the amounts being recovered through rates in the majority of Texas jurisdictions is deferred as a regulatory asset or liability, respectively.  Pension cost for 2021, including the nonqualified benefit restoration plan, is estimated to be $32 million before applicable regulatory deferrals and capitalization, based on an expected return on plan assets of 5.00% and a discount rate of 2.45% as of December 31, 2020. If the expected return assumption were lowered by 0.50% from 5.00% to 4.50%, 2021 pension cost would increase by approximately $10 million.
As of December 31, 2020, the pension plans projected benefit obligation, including the unfunded nonqualified pension plans, exceeded plan assets by $372 million.  If the discount rate were lowered by 0.50% from 2.45% to 1.95%, the assumption change would increase CenterPoint Energy’s projected benefit obligation by approximately $145 million and decrease its 2021 pension cost by approximately $4 million. The expected reduction in pension cost due to the decrease in discount rate is a result of the expected correlation between the reduced interest rate and appreciation of fixed income assets in pension plans with significantly more fixed income instruments than equity instruments. In addition, the assumption change would impact CenterPoint Energy’s Consolidated Balance Sheets by increasing the regulatory asset recorded as of December 31, 2020 by $124 million and would result in a charge to comprehensive income in 2020 of $17 million, net of tax of $4 million, due to the increase in the projected benefit obligation.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Impact of Changes in Interest Rates, Equity Prices and Energy Commodity Prices

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in the Registrants’ consolidated financial statements. Most of the revenues and income from the Registrants’ business activities are affected by market risks. Categories of market risk include exposure to commodity prices through non-trading activities, interest rates and equity prices. A description of each market risk is set forth below:

•Interest rate risk primarily results from exposures to changes in the level of borrowings and changes in interest rates.
•Equity price risk results from exposures to changes in prices of individual equity securities (CenterPoint Energy).
•Commodity price risk results from exposures to price volatilities of commodities, such as natural gas, NGLs and other energy commodities (CenterPoint Energy).

Management has established comprehensive risk management policies to monitor and manage these market risks.

Interest Rate Risk

As of December 31, 2020, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $2.4 billion and $3.9 billion as of December 31, 2020 and 2019, respectively. If the floating interest rates were to increase by 10% from December 31, 2020 rates, CenterPoint Energy’s combined interest expense would increase by approximately $1 million annually.

Houston Electric did not have any floating rate obligations as of either December 31, 2020 or 2019.

CERC’s floating rate obligations aggregated $347 million and $376 million as of December 31, 2020 and 2019, respectively. If the floating interest rates were to increase by 10% from December 31, 2020 rates, CERC’s combined interest expense would increase by approximately $1 million annually.

As of December 31, 2020 and 2019, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $11.1 billion and $11.2 billion, respectively, in principal amount and having a fair value of $12.9 billion and $12.2 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $288 million if interest rates were to decline by 10% from their levels as of December 31, 2020.

As of December 31, 2020 and 2019, Houston Electric had outstanding fixed-rate debt aggregating $5.1 billion and $5.0 billion, respectively, in principal amount and having a fair value of approximately $6.0 billion and $5.5 billion, respectively. Because these instruments are fixed-rate, they do not expose Houston Electric to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $161 million if interest rates were to decline by 10% from their levels as of December 31, 2020.

As of December 31, 2020 and 2019, CERC had outstanding fixed-rate debt aggregating $2.1 billion and $2.2 billion, respectively, in principal amount and having a fair value of $2.5 billion and $2.5 billion, respectively. Because these instruments are fixed-rate, they do not expose CERC to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $69 million if interest rates were to decline by 10% from their levels at December 31, 2020.

In general, such an increase in fair value would impact earnings and cash flows only if the Registrants were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 12 to the consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $15 million at December 31, 2020 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $2 million if interest rates were to decline by 10% from levels at December 31, 2020. Changes in the fair value of the derivative component, a $953 million recorded liability at December 31, 2020, are recorded in CenterPoint Energy’s Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2020 levels, the fair value of the derivative component liability would decrease by less than $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Statements of Consolidated Income.

As of December 31, 2020, the Enable Series A Preferred Units annual distribution rate was 10%. On February 18, 2021, five years after the issue date, the Enable Series A Preferred Units annual distribution rate changed to a percentage of the Stated Series A Liquidation Preference per Series A Preferred unit equal to the sum of (a) Three-Month LIBOR, as calculated on each applicable date of determination, and (b) 8.50%.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 12 to the consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the December 31, 2020 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss on debt securities in CenterPoint Energy’s Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of December 31, 2020, the recorded fair value of non-trading energy derivative liabilities was $10 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill — Refer to Note 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In its annual goodwill impairment test on July 1, 2020 (“measurement date”) and as triggering events are identified, the Company used the income approach and a market approach to estimate fair value of each reporting unit, which required management to make significant estimates and assumptions related to forecasts of future revenues and operating margins based on certain assumptions including (i) future capital expenditures and rate base growth, (ii) estimated future rate changes, (iii) discount rates, and (iv) long-term growth rates. Changes in these assumptions could have a significant impact on the fair value of a reporting unit, the amount of any goodwill impairment charge, or both. The Company’s goodwill is $4.7 billion as of December 31, 2020.
In connection with the preparation of quarterly financial statements for the period ended March 31, 2020, the Company identified triggering events and performed an interim goodwill impairment analysis for each of their reporting units due to the macroeconomic conditions related in part to the COVID-19 pandemic and the resulting decrease in CenterPoint Energy’s enterprise market capitalization below book value from the decline in CenterPoint Energy’s common stock price. Pursuant to the analysis, the Company recorded a goodwill impairment of $185 million for a reporting unit, Indiana Electric, within the Electric reportable segment. No further impairments on goodwill associated with these conditions were recognized during the year ended December 31, 2020.
Given the significant assumptions used by management as noted above to estimate fair value, performing audit procedures to evaluate the reasonableness of these estimates and assumptions related to forecasts of future revenue and operating margin required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used to forecast future revenue and operating margin used by management within the income approach included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of fair value, such as controls related to management’s forecasts of future cash flows and planned growth initiatives, the regulatory environment, discount rates, and long-term growth rates.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:

◦Historical revenues, operating margins, capital expenditures, rate base growth, and rate changes.

◦Internal communications to management and the Board of Directors.

◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•We compared future rate changes to the Company’s scheduled rate filings and the amount of capital expenditures for the regulated entities to communications with regulators including integrated resource plans.

•We evaluated the impact of changes in management’s forecasts from the measurement date to December 31, 2020.

•We involved our fair value specialists who assisted in:

◦Assessing the appropriateness of the valuation methodology used to determine the company specific risk premiums in calculating the discount rates.

◦Testing the determined discount rates by independently estimating a discount rate for each business using a process consistent with generally accepted valuation practices.

◦Evaluating the reasonableness of the long-term growth rate through a comparison to industry reports and peer companies.
Equity Method Investment Impairment — Refer to Notes 10 and 11 to the financial statements
Critical Audit Matter Description
The Company evaluates its equity method investment for impairment when factors indicate that a decrease in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. As of December 31, 2020, the Company holds an equity method investment, Enable Midstream Partners, LP (herein after referred to as “Enable”), with a recorded value of $782 million. During the three months ended March 31, 2020, the Company recognized an impairment of $1,541 million based on the severity of decline in Enable’s common unit price due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 that it would reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry. No further impairment was recorded during the year ended December 31, 2020.
Given the significant assumptions used by management to estimate fair value including (i) recent market transactions of comparable companies and EBITDA to total enterprise multiples for comparable companies and the volume weighted average of the quoted price of Enable’s units, (ii) assumptions in the income approach including Enable’s forecasted cash distributions, forecasted growth rate of Enable’s cash distributions beyond 2020, and the determination of the cost of equity including market risk premiums, and (iii) the weighting of the different approaches, performing audit procedures to evaluate the reasonableness of these estimates and assumptions including the weighting percentages required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used to calculate the recent market transactions of comparable companies and EBITDA to total enterprise value multiples for comparable companies, and the volume weighted average of the quoted price of Enable’s units used in the market approach to approximate fair value at the measurement date included the following, among others:
•We tested the effectiveness of controls over management’s equity method investment impairment evaluation, including those over the determination of fair value, such as controls related to identifying comparable transactions, volume weighted average prices, and EBITDA multiples.

•We involved our fair value specialists who assisted in:

◦Assessing the appropriateness of fair value calculated based on the volume weighted average price model through independently recalculating the value and assessing the time period for which the common unit trading price data was pulled.

◦Assessing the appropriateness of the valuation multiples used in market approach valuation methods through independent recalculation and comparison to selected guideline comparable companies and independently obtained EBITDA multiples.

Our audit procedures related to the assumptions used in the income approach including Enable’s forecasted cash distributions, forecasted growth rate of Enable’s cash distributions beyond 2020, and the determination of the cost of equity including market risk premiums included the following, among others:

•We tested the effectiveness of controls over management’s equity method investment impairment evaluation, including controls related to assumptions utilized in the income approach for the determination of fair value.

•We agreed the forecasted distributions and historical cash flows used in the income approach to publicly available information from Enable.

•We involved our fair value specialists who assisted in:

◦Performing an analysis of the inflation, economic, and industry growth statistics to determine a range of acceptable forecasted growth rates of Enable’s cash distributions.

◦Independently calculating a cost of equity including market risk premiums using a process consistent with generally accepted valuation practices.
Our audit procedures related to the weighting of the different approaches included the following, among others:
•We tested the effectiveness of controls over management’s equity method investment impairment evaluation, including those over the determination of the weighting of the income approach and market approach used to calculate the fair value of Enable.

•We performed an inquiry with management to understand the rationale behind the weightings of the different approaches and compared the weightings to those utilized in previous fair value calculations for Enable.

•We involved our fair value specialists who assisted in evaluating the weighting based on the type of investment and availability of market data used in the valuation.

Impact of Rate Regulation on the Financial Statements — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company, through its regulated electric and gas subsidiaries is subject to rate regulation by the relevant state public utility commissions, in Texas by the Railroad Commission, and the Federal Energy Regulatory Commission (collectively, “the Commissions”), and in certain municipalities in Texas served by the Company. Management has determined its regulated operations meet the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets and liabilities; utility revenues and expenses; operation and maintenance expense; depreciation and amortization expense; and income tax expense.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory actions on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred and deferred as regulatory assets, and (2) refund or future reductions in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commissions for the Company and other public utilities in the states the Company operates in, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s assertion that no indicators of impairment were identified in connection with the Company's property, plant, and equipment. We inspected the capital-projects budget and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management’s assertion regarding probability of a disallowance of long-lived assets.

•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects and inquired of management to assess whether capitalized costs are probable of disallowance.

•We obtained an analysis from management and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2021

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Revenues:
Utility revenues	$7,049	$7,202	$6,199
Non-utility revenues	369	362	78
Total	7,418	7,564	6,277
Expenses:
Utility natural gas, fuel and purchased power	1,488	1,762	1,464
Non-utility cost of revenues, including natural gas	257	257	40
Operation and maintenance	2,744	2,775	2,271
Depreciation and amortization	1,189	1,225	1,230
Taxes other than income taxes	516	474	404
Goodwill impairment	185	—	—
Total	6,379	6,493	5,409
Operating Income	1,039	1,071	868
Other Income (Expense):
Gain (loss) on marketable securities	49	282	(22)
Loss on indexed debt securities	(60)	(292)	(232)
Interest expense and other finance charges	(501)	(528)	(361)
Interest expense on Securitization Bonds	(28)	(39)	(59)
Equity in earnings (loss) of unconsolidated affiliates, net	(1,428)	230	307
Interest income	3	17	24
Interest income from Securitization Bonds	1	5	4
Other income, net	60	28	22
Total	(1,904)	(297)	(317)
Income (Loss) from Continuing Operations Before Income Taxes	(865)	774	551
Income tax expense (benefit)	(274)	92	155
Income (Loss) from Continuing Operations	(591)	682	396
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $21, $46, and $(9), respectively)	(182)	109	(28)
Net Income (Loss)	(773)	791	368
Income allocated to preferred shareholders	176	117	35
Income (Loss) Available to Common Shareholders	$(949)	$674	$333

Basic earnings (loss) per common share - continuing operations	$(1.45)	$1.12	$0.80
Basic earnings (loss) per common share - discontinued operations	(0.34)	0.22	(0.06)
Basic Earnings (Loss) Per Common Share	$(1.79)	$1.34	$0.74
Diluted earnings (loss) per common share - continuing operations	$(1.45)	$1.12	$0.80
Diluted earnings (loss) per common share - discontinued operations	(0.34)	0.21	(0.06)
Diluted Earnings (Loss) Per Common Share	$(1.79)	$1.33	$0.74

Weighted Average Common Shares Outstanding, Basic	531	502	449
Weighted Average Common Shares Outstanding, Diluted	531	505	452

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net Income (Loss)	$(773)	$791	$368
Other comprehensive income (loss):
Adjustment to pension and other postemployment plans (net of tax expense (benefit) of $-0-, $4 and $(2), respectively)	(5)	12	(10)
Net deferred gain (loss) from cash flow hedges (net of tax expense (benefit) of $-0-, $(1) and $(4), respectively)	—	(2)	(15)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax expense of $-0-, $-0- and $-0-, respectively)	—	1	—
Reclassification of net deferred losses from cash flow hedges (net of tax of $4, $-0-, and $-0-, respectively)	15	—	—
Other comprehensive loss from unconsolidated affiliates (net of tax of $-0-, $-0-, and $-0-, respectively)	(2)	(1)	—
Total	8	10	(25)
Comprehensive income (loss)	(765)	801	343
Income allocated to preferred shareholders	176	117	35
Comprehensive income (loss) available to common shareholders	$(941)	$684	$308

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($139 and $216 related to VIEs, respectively)	$147	$241
Investment in marketable securities	871	822
Accounts receivable ($23 and $26 related to VIEs, respectively), less allowance for credit losses of $52 and $21, respectively	676	702
Accrued unbilled revenues, less allowance for credit losses of $5 and $-0-, respectively	505	469
Natural gas and coal inventory	203	209
Materials and supplies	297	263
Taxes receivable	82	106
Current assets held for sale	—	1,002
Prepaid expense and other current assets ($15 and $19 related to VIEs, respectively)	139	123
Total current assets	2,920	3,937
Property, Plant and Equipment, net	22,362	20,624
Other Assets:
Goodwill	4,697	4,882
Regulatory assets ($633 and $788 related to VIEs, respectively)	2,094	2,117
Investment in unconsolidated affiliates	783	2,408
Preferred units - unconsolidated affiliate	363	363
Non-current assets held for sale	—	962
Other	252	236
Total other assets	8,189	10,968
Total Assets	$33,471	$35,529

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2020	December 31, 2019
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$24	$—
Current portion of VIE Securitization Bonds long-term debt	211	231
Indexed debt, net	15	19
Current portion of other long-term debt	1,669	618
Indexed debt securities derivative	953	893
Accounts payable	853	884
Taxes accrued	265	239
Interest accrued	145	158
Dividends accrued	136	—
Customer deposits	119	124
Non-trading derivative liabilities	3	7
Current liabilities held for sale	—	455
Other	432	350
Total current liabilities	4,825	3,978
Other Liabilities:
Deferred income taxes, net	3,603	3,928
Non-trading derivative liabilities	27	15
Benefit obligations	680	750
Regulatory liabilities	3,448	3,474
Non-current liabilities held for sale	—	43
Other	1,019	738
Total other liabilities	8,777	8,948
Long-term Debt:
VIE Securitization Bonds, net	536	746
Other long-term debt, net	10,985	13,498
Total long-term debt, net	11,521	14,244
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, $800 aggregate liquidation preference, 800,000 shares outstanding	790	790
Series B Preferred Stock, $0.01 par value, $977 aggregate liquidation preference, 977,400 shares outstanding	950	950
Series C Preferred Stock, $0.01 par value, $625 aggregate liquidation preference, 625,000 shares outstanding	623	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 551,355,861 shares and 502,242,061 shares outstanding, respectively	6	5
Additional paid-in capital	6,914	6,080
Retained earnings (accumulated deficit)	(845)	632
Accumulated other comprehensive loss	(90)	(98)
Total shareholders’ equity	8,348	8,359
Total Liabilities and Shareholders’ Equity	$33,471	$35,529

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$(773)	$791	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,189	1,225	1,230
Depreciation and amortization on assets held for sale	—	62	13
Amortization of deferred financing costs	28	29	48
Deferred income taxes	(429)	69	48
Amortization of intangible assets in Non-utility cost of revenues	2	24	—
Goodwill impairment and loss from reclassification to held for sale	175	48	—
Goodwill impairment	185	—	—
Loss on early extinguishment of debt	2	—	—
Unrealized loss (gain) on marketable securities	(49)	(282)	22
Loss (gain) on indexed debt securities	60	292	232
Write-down of natural gas inventory	3	4	2
Equity in earnings of unconsolidated affiliates	1,428	(230)	(307)
Distributions from unconsolidated affiliates	113	261	267
Pension contributions	(86)	(109)	(69)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	90	226	(154)
Inventory	9	(52)	1
Taxes receivable	24	(106)	—
Accounts payable	2	(455)	220
Fuel cost recovery	(21)	92	33
Non-trading derivatives, net	—	(64)	103
Margin deposits, net	72	(56)	5
Interest and taxes accrued	24	54	40
Net regulatory assets and liabilities	(86)	(114)	28
Other current assets	(20)	(22)	—
Other current liabilities	28	(107)	(24)
Other assets	12	103	6
Other liabilities	13	(54)	12
Other, net	—	9	12
Net cash provided by operating activities	1,995	1,638	2,136
Cash Flows from Investing Activities:
Capital expenditures	(2,596)	(2,506)	(1,651)
Acquisitions, net of cash acquired	—	(5,991)	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	80	42	30
Proceeds from sale of marketable securities	—	—	398
Proceeds from divestitures (Note 4)	1,215	—	—
Proceeds for sale of assets	—	5	—
Purchase of investments	—	(6)	—
Other, net	36	35	16
Net cash used in investing activities	(1,265)	(8,421)	(1,207)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	—	(39)
Borrowings from revolving credit facilities	1,050	135	—
Repayments of revolving credit facilities	(1,050)	(135)	—
Proceeds from (payments of) commercial paper, net	(761)	1,891	(1,543)
Proceeds from long-term debt	799	2,916	2,495
Payments of long-term debt	(1,724)	(1,302)	(484)
Payment of debt issuance costs	(8)	(20)	(47)
Payment of dividends on Common Stock	(392)	(577)	(499)
Payment of dividends on preferred stock	(137)	(118)	(11)
Proceeds from issuance of Common Stock, net	672	—	1,844
Proceeds from issuance of preferred stock, net	723	—	1,740
Distribution to ZENS holders	—	—	(398)
Other, net	(6)	(14)	(5)
Net cash provided by (used in) financing activities	(834)	2,776	3,053
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(104)	(4,007)	3,982
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	271	4,278	296
Cash, Cash Equivalents and Restricted Cash at End of Year	$167	$271	$4,278

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of year	2	$1,740	2	$1,740	—	$—
Issuances of Series A Preferred Stock	—	—	—	—	1	790
Issuances of Series B Preferred Stock	—	—	—	—	1	950
Issuances of Series C Preferred Stock, net of issuance costs	1	723	—	—	—	—
Conversion of Series B Preferred Stock and Series C Preferred Stock	—	(100)	—	—	—	—
Balance, end of year	3	2,363	2	1,740	2	1,740
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	502	5	501	5	431	4
Issuances related to benefit and investment plans	1	—	1	—	—	—
Issuances of Common Stock	48	1	—	—	70	1
Balance, end of year	551	6	502	5	501	5
Additional Paid-in-Capital
Balance, beginning of year		6,080		6,072		4,209
Issuances related to benefit and investment plans		30		8		19
Issuances of Common Stock, net of issuance costs		672		—		1,844
Conversion of Series B Preferred Stock and Series C Preferred Stock		100		—		—
Recognition of beneficial conversion feature		32		—		—
Balance, end of year		6,914		6,080		6,072
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		632		349		543
Net income (loss)		(773)		791		368
Common Stock dividends declared (see Note 13)		(480)		(433)		(523)
Series A Preferred Stock dividends declared (see Note 13)		(73)		(24)		(26)
Series B Preferred Stock dividends declared (see Note 13)		(85)		(51)		(28)
Series C Preferred Stock dividends declared (see Note 13)		(27)		—		—
Amortization of beneficial conversion feature		(32)		—		—
Adoption of ASU 2016-13		(7)		—		—
Adoption of ASU 2018-02		—		—		15
Balance, end of year		(845)		632		349
Accumulated Other Comprehensive Loss
Balance, beginning of year		(98)		(108)		(68)
Other comprehensive income (loss)		8		10		(25)
Adoption of ASU 2018-02		—		—		(15)
Balance, end of year		(90)		(98)		(108)
Total Shareholders’ Equity		$8,348		$8,359		$8,058

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2020 and 2019, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate Regulation on the Financial Statements — Refer to Note 2 and 7 to the financial statements

Critical Audit Matter Description
The Company is subject to rate regulation primarily by the Public Utility Commission of Texas (“PUCT”), which has jurisdiction with respect to the rates charged by electric transmission and distribution companies in Texas. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets and liabilities; utility revenues; operation and maintenance expense; depreciation and amortization expense; and income tax expense.
The Company’s rates are subject to regulatory rate-setting processes by the PUCT. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The PUCT’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the PUCT in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commission will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory actions on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance capital of investments made by the Company, and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of future decisions by the PUCT, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the PUCT included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred and deferred as regulatory assets, and (2) refunds or future reductions in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the PUCT for the Company and other public utilities in Texas, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUCT’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Company’s filings with the PUCT and the filings with the PUCT by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s assertion that no indicators of impairment were identified in connection with the Company's property, plant, and equipment. We inspected the capital-projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the PUCT to identify any evidence that may contradict management’s assertion regarding probability of a disallowance of long-lived assets.

•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects and inquired of management to assess whether capitalized costs are probable of disallowance.

•We obtained an analysis from management and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2021

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues	$2,911	$2,990	$3,234
Expenses:
Operation and maintenance	1,523	1,477	1,452
Depreciation and amortization	560	648	917
Taxes other than income taxes	252	247	240
Total	2,335	2,372	2,609
Operating Income	576	618	625
Other Income (Expense):
Interest expense and other finance charges	(171)	(164)	(138)
Interest expense on Securitization Bonds	(28)	(39)	(59)
Interest income	2	22	1
Interest income from Securitization Bonds	1	5	4
Other, net	7	(6)	(8)
Total	(189)	(182)	(200)
Income Before Income Taxes	387	436	425
Income tax expense	53	80	89
Net Income	$334	$356	$336

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$334	$356	$336
Other comprehensive income (loss):
Net deferred loss from cash flow hedges (net of tax expense (benefit) of $-0-, $-0-, and $(4), respectively)	—	(1)	(14)
Reclassification of net deferred losses from cash flow hedges (net of tax of $4, $-0-, and $-0-, respectively)	15	—	—
Other comprehensive income (loss)	15	(1)	(14)
Comprehensive income	$349	$355	$322

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($139 and $216 related to VIEs, respectively)	$139	$216
Accounts and notes receivable, net ($23 and $26 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	268	238
Accounts and notes receivable—affiliated companies	7	523
Accrued unbilled revenues	113	117
Materials and supplies	195	147
Prepaid expenses and other current assets ($15 and $19 related to VIEs, respectively)	47	49
Total current assets	769	1,290
Property, Plant and Equipment, net	9,663	9,032
Other Assets:
Regulatory assets ($633 and $788 related to VIEs, respectively)	848	915
Other	36	25
Total other assets	884	940
Total Assets	$11,316	$11,262

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2020	December 31, 2019
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$211	$231
Current portion of other long-term debt	402	—
Accounts payable	281	268
Accounts and notes payable—affiliated companies	96	76
Taxes accrued	158	123
Interest accrued	71	69
Other	117	63
Total current liabilities	1,336	830
Other Liabilities:
Deferred income taxes, net	1,041	1,030
Benefit obligations	75	75
Regulatory liabilities	1,252	1,288
Other	95	69
Total other liabilities	2,463	2,462
Long-Term Debt, net:
VIE Securitization Bonds, net	536	746
Other long-term debt, net	3,870	3,973
Total long-term debt, net	4,406	4,719
Commitments and Contingencies (Note 16)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,548	2,486
Retained earnings	563	780
Accumulated other comprehensive loss	—	(15)
Total member’s equity	3,111	3,251
Total Liabilities and Member’s Equity	$11,316	$11,262

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$334	$356	$336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	560	648	917
Amortization of deferred financing costs	11	12	11
Deferred income taxes	(42)	(24)	(38)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(26)	38	11
Accounts receivable/payable–affiliated companies	47	(23)	20
Inventory	(48)	(12)	(16)
Accounts payable	28	13	(1)
Taxes receivable	—	5	(5)
Interest and taxes accrued	43	13	(2)
Non-trading derivatives, net	15	(25)	5
Net regulatory assets and liabilities	(11)	(48)	(97)
Other current assets	(8)	(5)	(2)
Other current liabilities	5	(9)	(26)
Other assets	(7)	5	(3)
Other liabilities	11	(12)	17
Other, net	(13)	(14)	(12)
Net cash provided by operating activities	899	918	1,115
Cash Flows from Investing Activities:
Capital expenditures	(1,058)	(1,025)	(922)
Decrease (increase) in notes receivable–affiliated companies	481	(481)	—
Other, net	13	11	11
Net cash used in investing activities	(564)	(1,495)	(911)
Cash Flows from Financing Activities:
Proceeds from long-term debt	299	696	398
Payments of long-term debt	(231)	(458)	(434)
Dividend to parent	(551)	(376)	(209)
Increase (decrease) in notes payable–affiliated companies	8	(1)	(59)
Payment of debt issuance costs	(3)	(8)	(4)
Contribution from parent	62	590	200
Other, net	—	(1)	—
Net cash provided by (used in) financing activities	(416)	442	(108)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(81)	(135)	96
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	235	370	274
Cash, Cash Equivalents and Restricted Cash at End of the Year	$154	$235	$370
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,486		1,896		1,696
Contribution from parent		62		590		200
Balance, end of year		2,548		2,486		1,896
Retained Earnings
Balance, beginning of year		780		800		673
Net income		334		356		336
Dividend to parent		(551)		(376)		(209)
Balance, end of year		563		780		800
Accumulated Other Comprehensive Loss
Balance, beginning of year		(15)		(14)		—
Other comprehensive income (loss)		15		(1)		(14)
Balance, end of year		—		(15)		(14)
Total Member’s Equity		$3,111		$3,251		$2,682

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2020 and 2019, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate Regulation on the Financial Statements — Refer to Note 2 and 7 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the relevant state public utility commissions and, in Texas by the Railroad Commission (collectively, the “Commissions”) and municipalities (in Texas only) served by the Company, which have jurisdiction with respect to the rates charged by natural gas distribution companies in the territories the Company serves. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets and liabilities; utility revenues and expenses; operation and maintenance expense; depreciation and amortization expense; and income tax expense.
The Company’s rates are subject to regulatory rate-setting processes by certain municipalities and the Commissions. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The Commission’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital.

Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commission will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory actions on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred and deferred as regulatory assets, and (2) refunds or future reductions in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the Commissions for the Company and other public utilities in the states the Company operate, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commission’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Company’s filings with the Commission and the filings with the Commission by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s assertion that no indicators of impairment were identified in connection with the Company's property, plant, and equipment. We inspected the capital-projects budget and construction-in-process listings and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management’s assertion regarding probability of a disallowance of long-lived assets.

•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects and inquired of management to assess whether capitalized costs are probable of disallowance.

•We obtained an analysis from management and letters from internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2021

We have served as the Company’s auditor since 1997.

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Utility revenues	$2,711	$2,951	$2,967
Non-utility revenues	52	67	64
Total	2,763	3,018	3,031
Expenses:
Utility natural gas	1,100	1,391	1,464
Non-utility cost of revenue, including natural gas	17	39	40
Operation and maintenance	798	824	833
Depreciation and amortization	304	293	280
Taxes other than income taxes	182	161	155
Total	2,401	2,708	2,772
Operating Income	362	310	259
Other Income (Expense):
Interest expense and other finance charges	(111)	(116)	(122)
Interest income	—	5	1
Other, net	(7)	(13)	(9)
Total	(118)	(124)	(130)
Income From Continuing Operations Before Income Taxes	244	186	129
Income tax expense (benefit)	97	(3)	31
Income From Continuing Operations	147	189	98
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $(2), $17, and $37, respectively)	(66)	23	110
Net Income	$81	$212	$208

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$81	$212	$208
Other comprehensive income (loss):
Adjustment to other postemployment plans (net of tax expense of $1, $2 and $1, respectively)	—	5	1
Net deferred loss from cash flow hedges (net of tax expense (benefit) of $-0-, $-0- and $-0-, respectively)	—	—	(1)
Other comprehensive income	—	5	—
Comprehensive income	$81	$217	$208

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$2
Accounts receivable, less allowance for credit losses of $45 and $15, respectively	233	322
Accrued unbilled revenue, less allowance for credit losses of $4 and $-0-, respectively	260	249
Accounts and notes receivable — affiliated companies	8	10
Material and supplies	58	71
Natural gas inventory	121	135
Current assets held for sale	—	691
Prepaid expenses and other current assets	26	9
Total current assets	707	1,489
Property, Plant and Equipment, Net	6,558	5,809
Other Assets:
Goodwill	757	757
Regulatory assets	220	191
Non-current assets held for sale	—	213
Other	66	53
Total other assets	1,043	1,214
Total Assets	$8,308	$8,512

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2020	December 31, 2019
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$24	$—
Accounts payable	296	333
Accounts and notes payable–affiliated companies	50	47
Taxes accrued	74	84
Interest accrued	28	38
Customer deposits	76	74
Current liabilities held for sale	—	368
Other	178	167
Total current liabilities	726	1,111
Other Liabilities:
Deferred income taxes, net	584	470
Benefit obligations	83	80
Regulatory liabilities	1,226	1,219
Non-current liabilities held for sale	—	27
Other	694	418
Total other liabilities	2,587	2,214
Long-Term Debt	2,428	2,546
Commitments and Contingencies (Note 16)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,046	2,116
Retained earnings	511	515
Accumulated other comprehensive income	10	10
Total stockholder’s equity	2,567	2,641
Total Liabilities and Stockholder’s Equity	$8,308	$8,512

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows from Operating Activities:
Net income	$81	$212	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304	293	280
Depreciation and amortization on assets held for sale	—	12	13
Amortization of deferred financing costs	8	9	9
Deferred income taxes	91	7	64
Goodwill impairment and loss from reclassification to held for sale	93	48	—
Loss on early extinguishment of debt	2	—	—
Write-down of natural gas inventory	3	4	2
Equity in (earnings) losses of unconsolidated affiliates, net of distributions	—	—	(184)
Distributions from unconsolidated affiliates	—	—	176
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	151	252	(155)
Accounts receivable/payable–affiliated companies	4	(6)	9
Inventory	63	(12)	17
Accounts payable	(72)	(305)	163
Fuel cost recovery	(21)	86	33
Interest and taxes accrued	(15)	2	13
Non-trading derivatives, net	(12)	(60)	98
Margin deposits, net	65	(56)	5
Net regulatory assets and liabilities	(31)	(10)	50
Other current assets	(1)	1	4
Other current liabilities	10	22	(3)
Other assets	15	5	5
Other liabilities	(1)	(38)	6
Other, net	(8)	—	1
Net cash provided by operating activities	729	466	814
Cash Flows from Investing Activities:
Capital expenditures	(815)	(776)	(633)
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	—	47
(Increase) decrease in notes receivable–affiliated companies	(9)	114	(114)
Proceeds from divestitures (Note 4)	365	—	—
Other, net	7	—	3
Net cash used in investing activities	(452)	(662)	(697)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	—	(39)
Proceeds from (payments of) commercial paper, net	(30)	167	(688)
Proceeds from long-term debt	500	—	599
Payments of long-term debt	(593)	—	—
Payment of debt issuance costs	(4)	—	(5)
Dividends to parent	(80)	(120)	(360)
Contribution from parent	217	129	960
Capital distribution to parent associated with the sale of CES	(286)	—	—
Increase (decrease) in notes payable–affiliated companies	—	—	(570)
Other, net	(2)	(3)	(1)
Net cash provided by (used in) financing activities	(278)	173	(104)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(1)	(23)	13
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	2	25	12
Cash, Cash Equivalents and Restricted Cash at End of Year	$1	$2	$25
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,116		2,015		2,528
Contribution from parent		217		129		960
Capital distribution to parent associated with the sale of CES		(286)		—		—
Capital distribution to parent associated with Internal Spin		—		(28)		(1,473)
Other		(1)		—		—
Balance, end of year		2,046		2,116		2,015
Retained Earnings
Balance, beginning of year		515		423		574
Net income		81		212		208
Dividend to parent		(80)		(120)		(360)
Adoption of ASU 2016-13		(5)		—		—
Adoption of ASU 2018-02		—		—		1
Balance, end of year		511		515		423
Accumulated Other Comprehensive Income
Balance, beginning of year		10		5		6
Other comprehensive income		—		5		—
Adoption of ASU 2018-02		—		—		(1)
Balance, end of year		10		10		5
Total Stockholder’s Equity		$2,567		$2,641		$2,443

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

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable as described below. As of December 31, 2020, CenterPoint Energy’s operating subsidiaries were as follows:

•Houston Electric owns and operates electric transmission and distribution facilities in the Texas Gulf Coast area that includes the city of Houston; and

•CERC Corp. (i) owns and operates natural gas distribution systems in six states, (ii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; and (iii) provides temporary delivery of LNG and CNG throughout the contiguous 48 states through MES.

•Vectren holds three public utilities through its wholly-owned subsidiary, VUHI, a public utility holding company:

◦Indiana Gas provides energy delivery services to natural gas customers located in central and southern Indiana;

◦SIGECO provides energy delivery services to electric and natural gas customers located in and near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market; and

◦VEDO provides energy delivery services to natural gas customers located in and near Dayton in west-central Ohio.

•Vectren performs non-utility activities through ESG, which provides energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.

For a description of CenterPoint Energy’s reportable segments, see Note 18. Houston Electric consists of a single reportable segment, Houston Electric T&D and CERC consists of a single reportable segment, Natural Gas.

As of December 31, 2020, CenterPoint Energy, indirectly through CNP Midstream, owned approximately 53.7% of the common units representing limited partner interests in Enable, 50% of the management rights and 40% of the incentive distribution rights in Enable GP and also directly owned an aggregate of 14,520,000 Enable Series A Preferred Units. Enable owns, operates and develops natural gas and crude oil infrastructure assets. On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units. For further information regarding Enable and the Enable Merger, see Notes 11 and 22.

Discontinued Operations. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020 for $854 million in cash, inclusive of cash received after closing for the working capital adjustment. For further information, see Note 4.

Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction on June 1, 2020 for approximately $365 million in cash, inclusive of cash received after closing for the working capital adjustment. For further information, see Note 4.

(2) Summary of Significant Accounting Policies

(a)Use of Estimates

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

(b)Principles of Consolidation

The accounts of the Registrants and their wholly-owned and majority-owned and controlled subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation, except as described below.

Businesses within the Infrastructure Services Disposal Group provided underground pipeline construction and repair services for customers that included Natural Gas utilities. In accordance with consolidation guidance in ASC 980—Regulated Operations, costs incurred by Natural Gas utilities for these pipeline construction and repair services were not eliminated in consolidation when capitalized and included in rate base by the Natural Gas utility. On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group. The transaction closed on April 9, 2020. For further information, see Note 4.

As of December 31, 2020, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy remote special purpose entities that were formed solely for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

(c)Equity Method and Investments without a Readily Determinable Fair Value (CenterPoint Energy)
CenterPoint Energy uses the equity method for investments in entities when it exercises significant influence, does not have control and is not considered the primary beneficiary, if applicable. Generally, equity investments in limited partnerships with interest greater than approximately 3-5% is accounted for under the equity method.

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

(d)Revenues

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

The Registrants periodically evaluate long-lived assets, including property, plant and equipment, and specifically identifiable intangibles subject to amortization, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For rate regulated businesses, recoverability of long-lived assets is assessed by determining if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. For non-rate regulated businesses, recoverability is assessed based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets. No long-lived asset or intangible asset impairments were recorded in 2020, 2019 or 2018.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. CenterPoint Energy and CERC recognize a goodwill impairment by the amount a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill within that reporting unit. CenterPoint Energy includes deferred tax assets and liabilities within its reporting unit’s carrying value for the purposes of annual and interim impairment tests, regardless of whether the estimated fair value reflects the disposition of such assets and liabilities. For further information about the goodwill impairment tests during 2020, see Note 6.

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

(i) Regulatory Assets and Liabilities

The Registrants apply the guidance for accounting for regulated operations within the Electric reportable segment and the Natural Gas reportable segment. The Registrants’ rate-regulated subsidiaries may collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings.

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

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest and AFUDC debt (1)	$27	$8	$3	$36	$8	$3	$8	$6	$2
AFUDC equity (2)	25	14	3	22	15	3	12	10	2

(1)Included in Interest and other finance charges on the Registrants’ respective Statements of Consolidated Income.

(2)Included in Other Income (Expense) on the Registrants’ respective Statements of Consolidated Income.

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

(m) Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews historical write-offs, current available information, and reasonable and supportable forecasts to estimate and establish allowance for credit losses. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. See Note 7 for further information about regulatory deferrals of bad debt expense related to COVID-19.

(n) Inventory

The Registrants’ inventory consists principally of materials and supplies, and for CERC, natural gas, and for CenterPoint Energy, coal inventory. Materials and supplies are valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Certain natural gas in storage at CenterPoint Energy’s and CERC’s utilities are recorded using the LIFO method. CenterPoint Energy’s and CERC’s balances in inventory that were valued using LIFO method were as follows:

	Year Ended December 31,
	2020 (1)	2019	2020 (1)	2019
	CenterPoint Energy		CERC
	(in millions)
LIFO inventory	$92	$97	$55	$58

(1)Based on the average cost of gas purchased during December 2020, CenterPoint Energy’s and CERC’s cost of replacing inventories carried at LIFO cost was less than the carrying value at December 31, 2020 by $62 million and $54 million, respectively.

During 2020, 2019 and 2018, CenterPoint Energy and CERC recorded write-downs of natural gas inventory to the lower of average cost or market which are disclosed on the respective Statements of Consolidated Cash Flows.

(o) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants, from time to time, utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows. Such derivatives are recognized in the Registrants’ Consolidated Balance Sheets at their fair value unless the Registrant elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or normal sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. CenterPoint Energy elected to record changes in the fair value of amounts excluded from the assessment of effectiveness immediately in its Statements of Consolidated Income.

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

(r) Cash and Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Bond Companies

(VIEs) solely to support servicing the Securitization Bonds as of December 31, 2020 and 2019 are reflected on CenterPoint Energy’s and Houston Electric’s Consolidated Balance Sheets.

In connection with the issuance of Securitization Bonds, CenterPoint Energy and Houston Electric were required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. For more information on restricted cash see Note 19.

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
Transition method: modified retrospective
		January 1, 2020	The Registrants adopted the standard and recognized a cumulative-effect adjustment of the transition to opening retained earnings and allowance for credit losses with no impact on results of operations and cash flows. See Note 5 for more information.
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

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

		December 31, 2020			December 31, 2019
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
	(in years)	(in millions)
CenterPoint Energy
Electric transmission and distribution	36	$15,225	$4,785	$10,440	$14,360	$4,634	$9,726
Electric generation (1)	27	1,922	754	1,168	1,780	698	1,082
Natural gas distribution	29	14,022	4,019	10,003	12,787	3,766	9,021
Other property	15	1,345	594	751	1,397	602	795
Total		$32,514	$10,152	$22,362	$30,324	$9,700	$20,624

Houston Electric
Electric transmission	46	$3,686	$700	$2,986	$3,358	$674	$2,684
Electric distribution	34	8,225	2,696	5,529	7,876	2,586	5,290
Other transmission and distribution property	22	1,682	534	1,148	1,595	537	1,058
Total		$13,593	$3,930	$9,663	$12,829	$3,797	$9,032
CERC
Natural gas distribution	29	$8,928	$2,392	$6,536	$8,024	$2,243	$5,781
Other property	19	44	22	22	55	27	28
Total		$8,972	$2,414	$6,558	$8,079	$2,270	$5,809

(1)SIGECO and AGC own a 300 MW unit at the Warrick Power Plant (Warrick Unit 4) as tenants in common. SIGECO’s share of the cost of this unit as of December 31, 2020, is $195 million with accumulated depreciation totaling $146 million. AGC and SIGECO share equally in the cost of operation and output of the unit. SIGECO’s share of operating costs is included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income.

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2020, 2019 and 2018:

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Depreciation	$961	$368	$289	$879	$339	$277	$623	$342	$261
Amortization of securitized regulatory assets	155	155	—	271	271	—	531	531	—
Other amortization	73	37	15	75	38	16	76	44	19
Total	$1,189	$560	$304	$1,225	$648	$293	$1,230	$917	$280

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

A reconciliation of the changes in the ARO liability recorded in Other non-current liabilities on each of the Registrants’ respective Consolidated Balance Sheets is as follows:

	December 31, 2020			December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning balance	$539	$42	$325	$258	$34	$221
Addition from Merger with Vectren	—	—	—	116	—	—
Accretion expense (1)	16	1	11	16	1	10
Revisions in estimates (2)	232	—	235	149	7	94
Ending balance	$787	$43	$571	$539	$42	$325

(1)Reflected in Regulatory assets on each of the Registrants’ respective Consolidated Balance Sheets.

(2)In 2020 and 2019, the Registrants reflected an increase in their respective ARO liability, which is primarily attributable to decreases in the long-term interest rates used for discounting in the ARO calculation and in 2019 reflected an increase in estimated closure costs for CenterPoint Energy’s electric generation.

(4) Mergers, Acquisitions and Divestitures (CenterPoint Energy and CERC)

Merger with Vectren. On the Merger Date, pursuant to the Merger Agreement, CenterPoint Energy consummated the previously announced Merger and acquired Vectren for approximately $6 billion in cash. Each share of Vectren common stock issued and outstanding immediately prior to the closing was canceled and converted into the right to receive $72.00 in cash per share, without interest. At the closing, each stock unit payable in Vectren common stock or whose value was determined with reference to the value of Vectren common stock, whether vested or unvested, was canceled with cash consideration paid in accordance with the terms of the Merger Agreement. These amounts did not include a stub period cash dividend of $0.41145 per share, which was declared, with CenterPoint Energy’s consent, by Vectren’s board of directors on January 16, 2019, and paid to Vectren stockholders as of the Merger Date.

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

The Merger was accounted for in accordance with ASC 805, Business Combinations, with CenterPoint Energy as the accounting acquirer of Vectren. Identifiable assets acquired and liabilities assumed were recorded at their estimated fair values on the Merger Date.

Vectren’s regulated operations, comprised of electric generation and electric and natural gas energy delivery services, are subject to the rate-setting authority of the FERC, the IURC and the PUCO, and were accounted for pursuant to U.S. generally accepted accounting principles for regulated operations. The rate-setting and cost-recovery provisions currently in place for Vectren’s regulated operations provide revenues derived from costs including a return on investment of assets and liabilities included in rate base. Thus, the fair value of Vectren’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximated their carrying values on the Merger Date.  The fair value of regulatory assets not earning a return were determined using the income approach and are considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs.

The fair value of Vectren’s assets acquired and liabilities assumed that are not subject to the rate-setting provisions, including identifiable intangibles, were determined using the income approach and the market approach. The valuation of Vectren’s long-term debt was primarily considered a Level 2 fair value measurement. All other valuations were considered Level 3 fair value measurements due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future market prices.

The following table presents the purchase price allocation as of December 31, 2019, reflecting the final purchase price allocation and inclusive of assets and liabilities subsequently recast as held for sale (in millions):

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

The fair value of the identifiable intangible assets and related useful lives as included in the purchase price allocation on the Merger Date, reflecting the final purchase price allocation and inclusive of intangible assets subsequently recast as held for sale, include:

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

The results of operations for Vectren included in CenterPoint Energy’s Consolidated Financial Statements from the Merger Date for the year ended December 31, 2019, reflecting results included in both continuing operations and discontinued operations, are as follows:

(in millions)
Operating revenues	$2,729
Net income	190

The following unaudited pro forma financial information reflects the consolidated results of operations of CenterPoint Energy, assuming the Merger had taken place on January 1, 2018 and reflecting results included in both continuing operations and discontinued operations. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved had the Merger taken place on the dates indicated or of the future consolidated results of operations of the combined company.

	Year Ended December 31,
	2019		2018
	(in millions)
Operating revenues	$12,547		$13,282
Net income	812	(1)	458	(2)

(1)Pro forma net income was adjusted to exclude $37 million of Vectren Merger-related transaction costs incurred in 2019.
(2)Pro forma net income was adjusted to include $37 million of Vectren Merger-related transaction costs incurred in 2019.

CenterPoint Energy incurred integration costs in connection with the Merger of $83 million for the year ended December 31, 2019, which were included in Operation and maintenance expenses in CenterPoint Energy’s Statements of Consolidated Income.

Acquisition of Utility Pipeline Construction Company. An acquisition was made during the year ended December 31, 2019 by CenterPoint Energy’s Infrastructure Services Disposal Group, resulting in goodwill and intangible assets of approximately $6 million and $8 million, respectively. The intangible assets primarily relate to backlog and customer relationships. The allocation of the $25 million purchase price has been finalized. The results of operations for the acquired company have been included in CenterPoint Energy’s consolidated financial statements from the date of acquisition, and are reflected as a discontinued operation in the Infrastructure Services Disposal Group. Pro forma results of operations have not been presented for the acquisition because the effects of the acquisition were not significant to CenterPoint Energy’s consolidated financial results for all periods presented.

Divestiture of Infrastructure Services (CenterPoint Energy). On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group to PowerTeam Services. Subject to the terms and conditions of the Securities Purchase Agreement, PowerTeam Services agreed to purchase all of the outstanding equity interests of VISCO for approximately $850 million, subject to customary adjustments set forth in the Securities Purchase Agreement, including adjustments based on VISCO’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on April 9, 2020 for $850 million in cash, subject to the working capital adjustment. Additionally, as of December 31, 2020, CenterPoint Energy had a receivable from PowerTeam Services for working capital and other adjustments set forth in the Security Purchase Agreement. CenterPoint Energy collected a receivable of $4 million from PowerTeam Services in January 2021 for full and final settlement of the working capital adjustment under the Securities Purchase Agreement.

In February 2020, certain assets and liabilities representing the Infrastructure Services Disposal Group met the held for sale criteria and represented all of the businesses within the reporting unit. In accordance with the Securities Purchase Agreement, VISCO was converted from a wholly-owned corporation to a limited liability company that was disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes, requiring net deferred tax liabilities of approximately $129 million as of April 9, 2020, the date the transaction closed, to be recognized as a deferred income tax benefit by CenterPoint Energy. Additionally, CenterPoint Energy recognized a current tax expense of $158 million during the year ended December 31, 2020, as a result of the cash taxes payable upon sale.

Upon classifying the Infrastructure Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s financial statements as of March 31, 2020, CenterPoint Energy recorded a goodwill impairment of approximately $82 million, plus an additional loss of $14 million for cost to sell, during the year ended December 31, 2020. Additionally, CenterPoint Energy recognized a net pre-tax loss of $6 million in connection with the closing of the disposition of the Infrastructure Services Disposal Group during the year ended December 31, 2020, respectively.

In the Securities Purchase Agreement, CenterPoint Energy agreed to a mechanism to reimburse PowerTeam Services subsequent to closing of the sale for certain amounts of specifically identified change orders that may be ultimately rejected by one of VISCO’s customers as part of on-going audits. CenterPoint Energy’s maximum contractual exposure under the Securities Purchase Agreement, in addition to the amount reflected in the working capital adjustment, for these change orders is $21 million. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows. CenterPoint Energy anticipates this matter will be resolved in the first half of 2021.

Divestiture of Energy Services (CenterPoint Energy and CERC). On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group to Symmetry Energy Solutions Acquisition. This transaction did not include CEIP and its assets or MES. Symmetry Energy Solutions Acquisition agreed to purchase all of the outstanding equity interests of the Energy Services Disposal Group for approximately $400 million, subject to customary adjustments set forth in the Equity Purchase Agreement, and inclusive of an estimate of the cash adjustment for the Energy Services Disposal Group’s net working capital at closing, indebtedness and transaction expenses. The transaction closed on June 1, 2020 for approximately $286 million in cash, subject to the working capital adjustment. CenterPoint Energy collected a receivable of $79 million from Symmetry Energy Solutions Acquisition in October 2020 for full and final settlement of the working capital adjustment under the Equity Purchase Agreement.

In February 2020, certain assets and liabilities representing the Energy Services Disposal Group met the criteria to be classified as held for sale and represented substantially all of the businesses within the reporting unit. In accordance with the Equity Purchase Agreement, CES was converted from a wholly-owned corporation to a limited liability company that is disregarded for federal income tax purposes immediately prior to the closing of the transaction resulting in the sale of membership units. The sale was considered an asset sale for tax purposes, requiring the net deferred tax liability of approximately $4 million as of June 1, 2020, the date the transaction closed, to be recognized as a deferred tax benefit by CenterPoint Energy and CERC upon closing. Additionally, CenterPoint Energy and CERC recognized current tax expense of $4 million during the year ended December 31, 2020, respectively, as a result of the cash taxes payable upon sale.

Upon classifying the Energy Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s and CERC’s respective financial statements as of March 31, 2020, CenterPoint Energy and CERC recorded a goodwill impairment of approximately $62 million during the year ended December 31, 2020. Additionally, CenterPoint Energy recognized a loss on assets held for sale of approximately $31 million, plus an additional loss $6 million for cost to sell, recorded only at CenterPoint Energy during the year ended December 31, 2020, respectively. CenterPoint Energy and CERC recognized a gain on sale of $3 million during the year ended December 31, 2020.

As a result of the sale of the Energy Services and Infrastructure Services Disposal Groups, there were no assets or liabilities classified as held for sale as of December 31, 2020. The assets and liabilities of the Infrastructure Services and Energy Services Disposal Groups as of December 31, 2019 have been recast as assets and liabilities held for sale and retained their current or long-term classification applicable as of December 31, 2019. Long-lived assets are not depreciated or amortized once they are classified as held for sale.

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

A summary of the Infrastructure Services and Energy Services Disposal Groups presented as discontinued operations in CenterPoint Energy’s Statements of Consolidated Income, as applicable, is as follows:

	Year Ended December 31,
	2020	2019 (1)	2020	2019	2018	2020	2019	2018
	CenterPoint Energy
	Infrastructure Services Disposal Group		Energy Services Disposal Group			Total
	(in millions)
Revenues	$250	$1,190	$1,167	$3,767	$4,503	$1,417	$4,957	$4,503
Expenses:
Non-utility cost of revenues	50	309	1,108	3,597	4,459	1,158	3,906	4,459
Operation and maintenance	184	714	34	68	66	218	782	66
Depreciation and amortization	—	50	—	12	13	—	62	13
Taxes other than income taxes	1	2	3	2	2	4	4	2
Goodwill Impairment	—	—	—	48	—	—	48	—
Total	235	1,075	1,145	3,727	4,540	1,380	4,802	4,540
Income (loss) from Discontinued Operations before income taxes	15	115	22	40	(37)	37	155	(37)
Loss on classification to held for sale, net (2)	(102)	—	(96)	—	—	(198)	—	—
Income tax expense (benefit)	24	29	(3)	17	(9)	21	46	(9)
Net income (loss) from Discontinued Operations	$(111)	$86	$(71)	$23	$(28)	$(182)	$109	$(28)

(1)Reflects February 1, 2019 to December 31, 2019 results only due to the Merger.

(2)Loss from classification to held for sale is inclusive of goodwill impairment, gains and losses recognized upon sale, and for CenterPoint Energy, its costs to sell.

Internal Spin (CERC). On September 4, 2018, CERC completed the Internal Spin. CERC executed the Internal Spin to, among other things, enhance the access of CERC and CenterPoint Energy to low cost debt and equity through increased transparency and understandability of the financial statements, improve CERC’s credit quality by eliminating the exposure to Enable’s midstream business and provide clarity of internal reporting and performance metrics to enhance management’s decision making for CERC and CNP Midstream.

The Internal Spin represented a significant strategic shift that had a material effect on CERC’s operations and financial results and, as a result, CERC’s distribution of its equity investment in Enable met the criteria for discontinued operations classification. CERC has no continuing involvement in the equity investment of Enable. Therefore, CERC’s equity in earnings and related income taxes were classified as Income from discontinued operations, net of tax, in CERC’s Statements of Consolidated Income for the periods presented. CERC’s equity method investment and related deferred income tax liabilities were classified as Investment in unconsolidated affiliate - discontinued operations and Deferred income taxes, net - discontinued operations, respectively, in CERC’s Consolidated Balance Sheets for the periods presented.

A summary of the Energy Services Disposal Group and Internal Spin presented as discontinued operations in CERC’s Statements of Consolidated Income, as applicable, is as follows:

	Year Ended December 31,
	2020	2019	2018
	CERC
	(in millions)
Revenues	$1,167	$3,767	$4,503
Expenses:
Non-utility cost of revenues	1,108	3,597	4,459
Operation and maintenance	34	68	66
Depreciation and amortization	—	12	13
Taxes other than income taxes	3	2	2
Goodwill Impairment	—	48	—
Total	1,145	3,727	4,540
Equity in earnings of unconsolidated affiliate, net	—	—	184
Income (loss) from Discontinued Operations before income taxes	22	40	147
Loss on classification to held for sale, net (1)	(90)	—	—
Income tax expense (benefit)	(2)	17	37
Net income (loss) from Discontinued Operations	$(66)	$23	$110

(1)Loss from classification to held for sale is inclusive of goodwill impairment, gains and losses recognized upon sale, and for CenterPoint Energy, its costs to sell.

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

	Year Ended December 31,
	2020	2019 (1)	2020	2019	2018
	CenterPoint Energy
	Infrastructure Services Disposal Group		Energy Services Disposal Group
	(in millions)
Depreciation and amortization	$—	$50	$—	$12	$13
Amortization of intangible assets in Non-utility cost of revenues	—	19	—	—	—
Write-down of natural gas inventory	—	—	3	4	2
Capital expenditures	18	67	3	12	21
Non-cash transactions:
Accounts payable related to capital expenditures	—	—	—	2	2

(1)Reflects February 1, 2019 to December 31, 2019 results only due to the Merger.

	Year Ended December 31,
	2020	2019	2018
	CERC
	Energy Services Disposal Group
	(in millions)
Depreciation and amortization	$—	$12	$13
Write-down of natural gas inventory	3	4	2
Capital expenditures	3	12	21
Non-cash transactions:
Accounts payable related to capital expenditures	—	2	2

Other Sale Related Matters (CenterPoint Energy and CERC). CES provided natural gas supply to CenterPoint Energy’s and CERC’s Natural Gas under contracts executed in a competitive bidding process, with the duration of some contracts extending into 2021. In addition, CERC is the natural gas transportation provider for a portion of CES’s customer base and will continue to be the transportation provider for these customers as long as these customers retain a relationship with the divested CES business.

Transactions between CES and CenterPoint Energy’s and CERC’s Natural Gas that were previously eliminated in consolidation have been reflected in continuing operations until the closing of the sale of the Energy Services Disposal Group. Revenues and expenses included in continuing operations were as follows:

	Year Ended December 31,
	2020 (1)	2019	2018	2020 (1)	2019	2018
	CenterPoint Energy			CERC
	(in millions)
Transportation revenue	$34	$101	$104	$34	$101	$104
Natural gas expense	48	125	107	47	124	107

(1)Represents charges for the period January 1, 2020 until the closing of the sale of the Energy Services Disposal Group.

Natural Gas has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The AMAs are with the Energy Services Disposal Group and will expire in 2021. Pursuant to the provisions of the agreements, Natural Gas sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost. These transactions are accounted for as inventory financing. CenterPoint Energy and CERC had outstanding obligations related to the AMAs of $24 million and $-0- as of December 31, 2020 and December 31, 2019, respectively.

The Infrastructure Services Disposal Group provided pipeline construction and repair services to CenterPoint Energy’s and CERC’s Natural Gas. In accordance with consolidation guidance in ASC 980—Regulated Operations, costs incurred by Natural Gas utilities for these pipeline construction and repair services are not eliminated in consolidation when capitalized and included in rate base by the Natural Gas utility. Amounts charged for these services that are not capitalized are included primarily in Operation and maintenance expenses. Fees incurred by CenterPoint Energy’s and CERC’s Natural Gas for pipeline construction and repair services are as follows:

	Year Ended December 31,
	2020 (1)	2019 (2)	2020	2019
	CenterPoint Energy		CERC
	(in millions)
Pipeline construction and repair services capitalized	$34	$162	$—	$20
Pipeline construction and repair service charges in operations and maintenance expense	1	4	1	4

(1)Represents charges for the period January 1, 2020 until the closing of the sale of the Infrastructure Services Disposal Group.

(2)Represents charges for the period beginning February 1, 2019 through December 31, 2019 due to the Merger.

(5) Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services. The revenues and related balances in the following tables exclude operating revenues and balances from the Energy Services and Infrastructure Services Disposal Groups, which are reflected as discontinued operations and assets held for sale prior to the date of closing of each transaction. See Note 4 for further information.

During the fourth quarter of 2020, there was a realignment of reportable segments at CenterPoint Energy and CERC. See Note 18 for further information. As a result, certain prior year amounts have been reclassified to conform to the current year presentation. The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Year Ended December 31, 2020
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,451	$3,586	$313	$7,350
Other (1)	19	45	4	68
Total revenues	$3,470	$3,631	$317	$7,418

	Year Ended December 31, 2019
	Electric (2)	Natural Gas (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$3,507	$3,714	$290	$7,511
Other (1)	12	36	5	53
Total revenues	$3,519	$3,750	$295	$7,564

	Year Ended December 31, 2018
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,235	$3,042	$5	$6,282
Other (1)	(3)	(11)	9	(5)
Total revenues	$3,232	$3,031	$14	$6,277

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Total lease income was $6 million for each of the years ended December 31, 2020 and 2019.

(2)Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to December 31, 2019.

Houston Electric

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenue from contracts	$2,896	$2,984	$3,235
Other (1)	15	6	(1)
Total revenues	$2,911	$2,990	$3,234

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the years ended December 31, 2020 and 2019.

CERC

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenue from contracts	$2,714	$2,979	$3,042
Other (1)	49	39	(11)
Total revenues	$2,763	$3,018	$3,031

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was $2 million for the year ended December 31, 2020 and less than $1 million for the year ended December 31, 2019.

Revenues from Contracts with Customers

Electric (CenterPoint Energy and Houston Electric). Houston Electric distributes electricity to customers over time and customers consume the electricity when delivered. Indiana Electric generates, distributes and transmits electricity to customers over time, and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by state regulators, such as the PUCT and the IURC, is recognized as electricity is delivered and represents amounts both billed and unbilled. Discretionary services requested by customers are provided at a point in time with control transferring upon the completion of the service. Revenue for discretionary services is recognized upon completion of service based on the tariff rates set by the PUCT. Payments for electricity distribution and discretionary services are aggregated and received on a monthly basis. Houston Electric performs transmission services over time as a stand-ready obligation to provide a reliable network of transmission systems. Revenue is recognized upon time elapsed, and the monthly tariff rate set by the regulator. Payments are received on a monthly basis. Indiana Electric customers are billed monthly and payment terms, set by the regulator, require payment within a month of billing.

Natural Gas (CenterPoint Energy and CERC). CenterPoint Energy and CERC distribute and transport natural gas to customers over time, and customers consume the natural gas when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the state governing agency for that service area, is recognized as natural gas is delivered and represents amounts both billed and unbilled. Discretionary services requested by the customer are satisfied at a point in time and revenue is recognized upon completion of service and the tariff rates set by the applicable state regulator. Payments of natural gas distribution, transportation and discretionary services are aggregated and received on a monthly basis.

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Consolidated Balance Sheets. As of December 31, 2020, CenterPoint Energy’s contract assets primarily relate to ESG contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Consolidated Balance Sheets. On an aggregate basis as of December 31, 2020, CenterPoint Energy’s contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers for the year ended December 31, 2020 are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2019	$566	$469	$6	$30
Closing balance as of December 31, 2020	604	505	27	18
Increase	$38	$36	$21	$(12)

The amount of revenue recognized in the year ended December 31, 2020 that was included in the opening contract liability was $30 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2019	$210	$117	$3
Closing balance as of December 31, 2020	225	113	3
Increase (decrease)	$15	$(4)	$—

The amount of revenue recognized in the year ended December 31, 2020 that was included in the opening contract liability was $3 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2019	$222	$249
Closing balance as of December 31, 2020	214	261
Increase (decrease)	$(8)	$12

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of December 31, 2020:
Corporate and Other	$267	$570	$837
	$267	$570	$837

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price. For contracts for which revenue from the satisfaction of the performance obligations is recognized in the amount invoiced, the practical expedient was elected and revenue expected to be recognized on these contracts has not been disclosed.

Allowance for Credit Losses and Bad Debt Expense

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

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric had no material changes in its methodology to recognize losses on financial assets that fall under the scope of Topic 326, primarily due to the nature of its customers and regulatory environment. For a discussion of regulatory deferrals related to COVID-19, see Note 7.

The table below summarizes the Registrants’ bad debt expense amounts for 2020, 2019 and 2018 and excludes regulatory deferrals related to COVID-19:

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Bad debt expense	$24	$—	$18	$18	$—	$14	$16	$—	$16

(6) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of December 31, 2019 and changes in the carrying amount of goodwill as of December 31, 2020 are as follows:

	December 31, 2019	Impairment	December 31, 2020
	(in millions)
Electric	$1,121	$185	$936
Natural Gas	3,323	—	3,323
Corporate and Other	438	—	438
Total	$4,882	$185	$4,697

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

CenterPoint Energy and CERC performed the annual goodwill impairment test on July 1 of each of 2020 and 2019 and determined that no goodwill impairment charge was required for any reporting unit in its annual test.

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

CenterPoint Energy’s interim impairment test in the three months ended March 31, 2020 resulted in a non-cash goodwill impairment charge in the amount of $185 million for a reporting unit, Indiana Electric, within the Electric reportable segment. The fair value analysis resulted in an implied fair value of goodwill of $936 million for this reporting unit as of March 31, 2020, and as a result, the non-cash impairment charge was recorded in the year ended December 31, 2020.

CenterPoint Energy estimated the fair value of the Indiana Electric reporting unit using primarily an income approach. Under the income approach, the fair value of the reporting unit is determined by using the present value of future expected cash flows, which include management’s projections of the amount and timing of future capital expenditures and the cash inflows from the related regulatory recovery. These estimated future cash flows are then discounted using a rate that approximates the weighted average cost of capital of a market participant. The selection of the discount rate requires significant judgment.

With the exception of Indiana Electric reporting unit discussed above, the fair value of each of CenterPoint Energy’s and CERC’s reporting units exceeded their carrying value, resulting in no goodwill impairment from the March 31, 2020 interim impairment test. See Note 4 for goodwill impairments included within discontinued operations.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Other in Other Assets on the Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Statements of Consolidated Income, unless otherwise indicated in the tables below.

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(8)	$25	$33	$(4)	$29
Trade names	16	(3)	13	16	(1)	15
Construction backlog (1)	5	(5)	—	5	(4)	1
Operation and maintenance agreements (1)	12	(1)	11	12	—	12
Other	2	(1)	1	2	(1)	1
Total	$68	$(18)	$50	$68	$(10)	$58

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Statements of Consolidated Income.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1) (2)	$6	$5	$—
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (2)	2	4	—

(1)Includes $5 million for the year ended December 31, 2019 of amortization expense related to intangibles acquired in the Merger.
(2)Assets held for sale are not amortized. The table reflects amortization on continuing operations. For further information on discontinued operations, see Note 4.

CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense (1)
(in millions)
2021	$6
2022	6
2023	6
2024	5
2025	5

(1)Assets held for sale are not amortized. The table reflects amortization on continuing operations. For further information on discontinued operations, see Note 4.

(7) Regulatory Matters

The following is a list of regulatory assets and liabilities reflected on the Registrants’ respective Consolidated Balance Sheets as of December 31, 2020 and 2019. The “amortization through” columns indicate the latest year when a regulatory asset or regulatory liability category will be fully amortized:

	December 31, 2020
	CenterPoint Energy			Houston Electric			CERC
	Amortization Through	(in millions)		Amortization Through	(in millions)		Amortization Through	(in millions)
Regulatory Assets:
Current regulatory assets (1)	2021	$33		n/a	$—		2021	$33
Non-current regulatory assets:
Securitized regulatory assets	2024	633		2024	633		n/a	—
Unrecognized equity return	Various	(150)	(2)	2024	(137)	(2)	Various	(13)
Unamortized loss on reacquired debt (3)	2055	57		2046	55		n/a	—
Pension and postretirement-related regulatory asset (3)	Various (a)	591		Various (a)	31		Various (a)	21
Hurricane Harvey restoration costs (3)	Various	59		2025	55		TBD (b)	4
Hurricane Laura restoration costs	TBD (b)	36		TBD (b)	36		TBD (b)	—
Regulatory assets related to TCJA (3) (4)	2025	25		2025	20		2023	5
Relief Program Incremental Costs (COVID-19)	TBD	25		TBD	5		TBD	17
Asset retirement obligation (3)	Perpetual	135		Perpetual	26		Perpetual	107
Other regulatory assets-not earning a return (5)	2056	165		2049	83		2056	44
Other regulatory assets	Various	518		Various	41		Various	35
Total non-current regulatory assets		2,094			848			220
Total regulatory assets		2,127			848			253
Regulatory Liabilities:
Current regulatory liabilities (6)	2021	72		2021	43		2021	29
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (4)	Various	1,484		TBD	764		Various	421
Estimated removal costs	Various	1,470		Various	231		Various	656
Other regulatory liabilities	Various	494		Various	257		Various	149
Total non-current regulatory liabilities		3,448			1,252			1,226
Total regulatory liabilities		3,520			1,295			1,255
Total regulatory assets and liabilities, net		$(1,393)			$(447)			$(1,002)

(a)Pension and postretirement-related regulatory assets balances are measured annually, and the ending amortization period may change based on the actuarial valuation.

(b)The recovery and amortization of a portion of these amounts are expected to be determined in the next rate case.

	December 31, 2019
	CenterPoint Energy		Houston Electric		CERC
	(in millions)
Regulatory Assets:
Current regulatory assets (1)	$12		$—		$12
Non-current regulatory assets:
Securitized regulatory assets	788		788		—
Unrecognized equity return	(168)	(2)	(168)	(2)	—
Unamortized loss on reacquired debt (3)	62		62		—
Pension and postretirement-related regulatory asset (3)	637		34		22
Hurricane Harvey restoration costs (3)	68		64		4
Regulatory assets related to TCJA (3) (4)	30		23		7
Asset retirement obligation (3)	131		26		94
Other regulatory assets-not earning a return (5)	147		57		48
Other regulatory assets	422		29		16
Total non-current regulatory assets	2,117		915		191
Total regulatory assets	2,129		915		203
Regulatory Liabilities:
Current regulatory liabilities (6)	47		—		47
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (4)	1,582		821		442
Estimated removal costs	1,429		244		637
Other regulatory liabilities	463		223		140
Total non-current regulatory liabilities	3,474		1,288		1,219
Total regulatory liabilities	3,521		1,288		1,266
Total regulatory assets and liabilities, net	$(1,392)		$(373)		$(1,063)

(1)Current regulatory assets are included in Prepaid expenses and other current assets in the Registrants’ respective Consolidated Balance Sheets.

(2)The unrecognized equity return will be recognized as it is recovered in rates through 2024. The timing of CenterPoint Energy’s and Houston Electric’s recognition of the equity return will vary each period based on amounts actually collected during the period. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.

	CenterPoint Energy and Houston Electric
	Year Ended December 31,
	2020	2019	2018
	(in millions)
Allowed equity return recognized	$31	$45	$74

(3)Substantially all of these regulatory assets are not earning a return.

(4)The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities. See Note 15 for additional information. The weighted average recovery periods of Regulatory assets related to TCJA for CenterPoint Energy, Houston Electric and CERC are 4 years, 5 years and 3 years, respectively.

(5)Regulatory assets acquired in the Merger and not earning a return were recorded at fair value as of the Merger Date. Such fair value adjustments are recognized over time until the regulatory asset is recovered. The weighted average recovery periods of Other regulatory assets-not earning a return for CenterPoint Energy, Houston Electric and CERC are 14 years, 11 years and 27 years, respectively.

(6)Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Consolidated Balance Sheets.

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

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which the Registrants operate have issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. Although the disconnect moratoriums have either expired or may expire during the second quarter of 2021 in certain of the Registrants’ service territories, CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions.

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

The PUCT issued an order on August 27, 2020 to conclude the COVID-19 ERP. The PUCT determined that enrollment in the COVID-19 ERP would end on August 31, 2020 and benefits under the program ended on September 30, 2020. Final claims for reimbursement were required to be submitted to the transmission and distribution utilities by November 30, 2020. The transmission and distribution utilities must file a tariff rider cancellation seven days before the date on which it is estimated that revenues from the COVID-19 ERP are approximately equal to its program expenses. Final program reports were required to be submitted to the PUCT by January 15, 2021. The COVID-19 ERP allows for any over/under collection of program expenses to be recorded as a regulatory asset or liability. Houston Electric may seek recovery of such regulatory asset or liability in its next DCRF, TCRF or base rate case proceeding. CenterPoint Energy’s and Houston Electric’s COVID-19 ERP regulatory assets were $6 million as of December 31, 2020.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $22 million and $19 million, respectively, as of December 31, 2020.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s Natural Gas service territories in Minnesota and Arkansas will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well.

ERCOT Loan Agreement (CenterPoint Energy and Houston Electric)

On April 13, 2020, in connection with the PUCT’s COVID-19 ERP, Houston Electric entered into a no-interest loan agreement with ERCOT pursuant to which ERCOT loaned Houston Electric approximately $5 million to provide for an initial fund balance for reimbursement. The ERCOT loan was repaid on December 15, 2020.

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

The performance awards granted in 2020, 2019 and 2018 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock unit awards granted in 2020, 2019 and 2018 are service based. The stock unit awards generally vest at the end of a three-year period, provided, however, that stock unit awards granted to non-employee directors vested immediately upon grant. Upon vesting, both the performance and stock unit awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period.

The following table summarizes CenterPoint Energy’s expenses related to LTIPs for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
LTIP compensation expense (1)	$38	$28	$26
Income tax benefit recognized	9	7	6
Actual tax benefit realized for tax deductions	5	12	5

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income and shown prior to any amounts capitalized.

The following tables summarize CenterPoint Energy’s LTIP activity for 2020:

	Year Ended December 31, 2020
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (2) (Millions)
Performance Awards (1)
Outstanding and nonvested as of December 31, 2019	3,332	$28.36
Granted	2,022	23.82
Forfeited or canceled	(1,128)	26.89
Vested and released to participants	(326)	26.64
Outstanding and nonvested as of December 31, 2020	3,900	$26.58	1.2	$51
Stock Unit Awards
Outstanding and nonvested as of December 31, 2019	966	$28.46
Granted	980	21.53
Forfeited or canceled	(129)	27.67
Vested and released to participants	(528)	22.51
Outstanding and nonvested as of December 31, 2020	1,289	$25.71	1.2	$28

(1)Reflects maximum performance achievement.

(2)Reflects the impact of current expectations of achievement and stock price.

The weighted average grant date fair values per unit of awards granted were as follows for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in millions, except for per unit amounts)
Performance Awards
Weighted-average grant date fair value per unit of awards granted	$23.82	$31.16	$26.74
Total intrinsic value of awards received by participants	9	36	12
Vested grant date fair value	9	20	9
Stock Unit Awards
Weighted-average grant date fair value per unit of awards granted	$21.53	$31.07	$26.62
Total intrinsic value of awards received by participants	12	15	9
Vested grant date fair value	12	9	7

As of December 31, 2020, there was $34 million of total unrecognized compensation cost related to nonvested performance and stock unit awards which is expected to be recognized over a weighted-average period of 1.9 years.

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

As a result of the Merger, CenterPoint Energy now also maintains three additional qualified defined benefit pension plans, two of which are closed to new participants and one of which is completely frozen, and a non-qualified supplemental retirement plan. The defined benefit pension plans cover eligible full-time regular employees and retirees of Vectren and are primarily non-contributory.

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the non-qualified benefit plans:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Service cost (1)	$43	$40	$37
Interest cost (2)	75	96	79
Expected return on plan assets (2)	(112)	(105)	(107)
Amortization of prior service cost (2)	—	9	9
Amortization of net loss (2)	41	52	43
Settlement cost (2) (3)	2	2	—
Curtailment gain (2) (4)	—	(1)	—
Net periodic cost	$49	$93	$61

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.

(2)Amounts presented in the table above are included in Other, net in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals.

(3)A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In 2020 and 2019, CenterPoint Energy recognized a non-cash settlement cost due to lump sum settlement payments.

(4)A curtailment gain or loss is required when the expected future services of a significant number of employees are reduced or eliminated for the accrual of benefits. In 2019, CenterPoint Energy recognized a pension curtailment gain related to employees who were terminated after the Merger Date.

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension benefits:

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.20%	4.35%	3.65%
Expected return on plan assets	5.75	6.00	6.00
Rate of increase in compensation levels	4.95	4.60	4.45

In determining net periodic benefit cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in the Consolidated Balance Sheets as well as the key assumptions of CenterPoint Energy’s pension plans. The measurement dates for plan assets and obligations were December 31, 2020 and 2019.

	December 31,
	2020	2019
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,453	$2,013
Plan obligations assumed in Merger	—	332
Service cost	43	40
Interest cost	75	96
Benefits paid	(207)	(244)
Actuarial (gain) loss (1)	143	216
Plan amendment	—	1
Curtailment	—	(1)
Benefit obligation, end of year	2,507	2,453
Change in Plan Assets
Fair value of plan assets, beginning of year	2,005	1,516
Plan assets assumed in Merger	—	286
Employer contributions	86	109
Benefits paid	(207)	(244)
Actual investment return	251	338
Fair value of plan assets, end of year	2,135	2,005
Funded status, end of year	$(372)	$(448)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(8)	$(8)
Other liabilities-benefit obligations	(364)	(440)
Net liability, end of year	$(372)	$(448)
Actuarial Assumptions
Discount rate (2)	2.45%	3.20%
Expected return on plan assets (3)	5.00	5.75
Rate of increase in compensation levels	5.05	4.95
Interest crediting rate	2.25	3.25
(1)Significant sources of loss for 2020 include the decrease in discount rate from 3.20% to 2.45%, partially offset by significant sources of gain that include actual return on plan assets exceeding expected return on assets during 2020. Significant sources of loss for 2019 include the decrease in discount rate from 4.35% to 3.20%.

(2)The discount rate assumption was determined by matching the projected cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to 99 years.

(3)The expected rate of return assumption was developed using the targeted asset allocation of CenterPoint Energy’s plans and the expected return for each asset class.

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2020		2019
	Pension (Qualified)	Pension (Non-qualified)	Pension (Qualified)	Pension (Non-qualified)
	(in millions)
Accumulated benefit obligation	$2,427	$68	$2,352	$68
Projected benefit obligation	2,440	68	2,385	68
Fair value of plan assets	2,135	—	2,005	—

The accumulated benefit obligation for all defined benefit pension plans on CenterPoint Energy’s Consolidated Balance Sheets was $2,495 million and $2,420 million as of December 31, 2020 and 2019, respectively.

(c) Postretirement Benefits

CenterPoint Energy provides certain healthcare and life insurance benefits for eligible retired employees on both a contributory and non-contributory basis. The Registrants’ employees (other than employees of Vectren and its subsidiaries) who were hired before January 1, 2018 and who have met certain age and service requirements at retirement, as defined in the plans, are eligible to participate in these benefit plans. Employees hired on or after January 1, 2018 are not eligible for these benefits, except that such employees represented by IBEW Local Union 66 are eligible to participate in certain of the benefits, subject to the applicable age and service requirements. With respect to retiree medical and prescription drug benefits, and, effective January 1, 2021, dental and vision benefits, employees represented by the IBEW Local Union 66 who retire on or after January 1, 2017, and their dependents, receive any such benefits exclusively through the NECA/IBEW Family Medical Care Plan pursuant to the terms of the applicable collective bargaining agreement. Houston Electric and CERC are required to fund a portion of their obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

CenterPoint Energy, through Vectren, also maintains a postretirement benefit plan that provides health care and life insurance benefits, which are a combination of self-insured and fully insured programs, to eligible Vectren retirees on both a contributory and non-contributory basis.

Postretirement benefits are accrued over the active service period of employees. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$2	$—	$1	$3	$1	$1	$2	$—	$1
Interest cost (2)	11	5	3	15	7	5	13	8	4
Expected return on plan assets (2)	(5)	(4)	(1)	(5)	(4)	(1)	(5)	(4)	(1)
Amortization of prior service cost (credit) (2)	(4)	(5)	1	(5)	(6)	1	(5)	(5)	1
Net postretirement benefit cost (credit)	$4	$(4)	$4	$8	$(2)	$6	$5	$(1)	$5

(1)Amounts presented in the table above are included in Operation and maintenance expense in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.

(2)Amounts presented in the table above are included in Other, net in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals.

The following assumptions were used to determine net periodic cost relating to postretirement benefits:

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Discount rate	3.25%	3.25%	3.25%	3.20%	3.20%	3.20%	3.60%	3.60%	3.60%
Expected return on plan assets	3.95	4.05	3.35	4.60	4.70	4.15	4.55	4.75	3.85

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of the postretirement plans. The measurement dates for plan assets and benefit obligations were December 31, 2020 and 2019.

	December 31,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$356	$162	$102	$331	$166	$110
Plan obligations assumed in Merger	—	—	—	37	—	—
Service cost	2	—	1	3	1	1
Interest cost	11	5	3	15	7	5
Participant contributions	6	2	2	8	2	4
Benefits paid	(22)	(10)	(6)	(26)	(13)	(8)
Plan amendment	—	—	—	9	3	5
Actuarial (gain) loss (1)	13	9	3	(21)	(4)	(15)
Benefit obligation, end of year	366	168	105	356	162	102
Change in Plan Assets
Fair value of plan assets, beginning of year	128	101	27	114	89	25
Employer contributions	10	3	3	17	10	3
Participant contributions	6	2	2	8	2	4
Benefits paid	(22)	(10)	(6)	(26)	(13)	(8)
Actual investment return	12	10	2	15	13	3
Fair value of plan assets, end of year	134	106	28	128	101	27
Funded status, end of year	$(232)	$(62)	$(77)	$(228)	$(61)	$(75)
Amounts Recognized in Balance Sheets
Current liabilities-other	$(9)	$—	$(3)	$(8)	$—	$(3)
Other liabilities-benefit obligations	(223)	(62)	(74)	(220)	(61)	(72)
Net liability, end of year	$(232)	$(62)	$(77)	$(228)	$(61)	$(75)
Actuarial Assumptions
Discount rate (2)	2.50%	2.50%	2.50%	3.25%	3.25%	3.25%
Expected return on plan assets (3)	3.20	3.30	2.85	3.95	4.05	3.35
Medical cost trend rate assumed for the next year - Pre-65	5.25	5.25	5.25	5.50	5.50	5.50
Medical/prescription drug cost trend rate assumed for the next year - Post-65	19.70	19.70	19.70	5.75	5.75	5.75
Prescription drug cost trend rate assumed for the next year - Pre-65	7.50	7.50	7.50	8.00	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50	4.50	4.50	4.50
Year that the cost trend rates reach the ultimate trend rate - Pre-65	2028	2028	2028	2028	2028	2028
Year that the cost trend rates reach the ultimate trend rate - Post-65	2029	2029	2029	2029	2029	2029

(1)Significant sources of loss for 2020 include the decrease in discount rate from 3.25% to 2.50%, partially offset by significant sources of gain that include the decrease in interest credit rate from 3.25% to 2.25% and change in mortality projection scale from MP2019 to MP2020. Significant sources of gain for 2019 include favorable cost trend rates and benefit claims experience in addition to the change in mortality projection scale from MP2018 to MP2019.

(2)The discount rate assumption was determined by matching the projected cash flows of the plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to 99 years.

(3)The expected rate of return assumption was developed using the targeted asset allocation of the plans and the expected return for each asset class.

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

Amounts recognized in accumulated other comprehensive loss (gain) consist of the following:

	December 31,
	2020			2019
	Pension Benefits	Postretirement Benefits		Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Unrecognized actuarial loss (gain)	$109	$(14)	$(12)	$105	$(16)	$(12)
Unrecognized prior service cost	—	7	7	—	7	7
Net amount recognized in accumulated other comprehensive loss (gain)	$109	$(7)	$(5)	$105	$(9)	$(5)

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2020 are as follows:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Net loss (gain)	$11	$2	$—
Amortization of net loss	(7)	—	—
Amortization of prior service cost	—	—	—
Total recognized in comprehensive income	$4	$2	$—
Total recognized in net periodic costs and Other comprehensive income	$53	$6	$4

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

As part of the investment strategy discussed above, CenterPoint Energy maintained the following weighted average allocation targets for its pension plans as of December 31, 2020:

	Minimum	Maximum
U.S. equity	19%	29%
International equity	8%	18%
Real estate	3%	9%
Fixed income	52%	62%
Cash	0%	2%

The following tables set forth by level, within the fair value hierarchy (see Note 10), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2020 and 2019:

	Fair Value Measurements as of December 31,
	2020				2019
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash	$29	$—	$—	$29	$(7)	$—	$—	$(7)
Corporate bonds:
Investment grade or above	—	767	—	767	—	699	—	699
Equity securities:
U.S. companies	76	—	—	76	69	—	—	69
Cash received as collateral from securities lending	81	—	—	81	61	—	—	61
U.S. treasuries	225	—	—	225	232	—	—	232
Mortgage backed securities	—	5	—	5	—	8	—	8
Asset backed securities	—	3	—	3	—	3	—	3
Municipal bonds	—	43	—	43	—	44	—	44
Mutual funds (2)	301	—	—	301	270	—	—	270
International government bonds	—	18	—	18	—	21	—	21
Obligation to return cash received as collateral from securities lending	(81)	—	—	(81)	(61)	—	—	(61)
Total investments at fair value	$631	$836	$—	$1,467	$564	$775	$—	$1,339
Investments measured by net asset value per share or its equivalent (1) (2)				668				666
Total Investments				$2,135				$2,005

(1)Represents investments in common collective trust funds.

(2)The amounts invested in mutual funds and common collective trust funds were allocated as follows:

	As of December 31,
	2020		2019
	Mutual Funds	Common Collective Trust Funds	Mutual Funds	Common Collective Trust Funds
International equities	14%	37%	31%	29%
U.S. equities	55%	3%	49%	51%
Real estate	5%	1%	1%	6%
Fixed income	27%	59%	19%	14%

Level 2 investments, which do not have a quoted price in active market, are valued using the market data provided by independent pricing services or major market makers, to arrive at a price a dealer would pay for the security.

The pension plans utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plans did not include any holdings of CenterPoint Energy Common Stock as of December 31, 2020 or 2019.

(f) Postretirement Plan Assets

In managing the investments associated with the postretirement plans, the Registrants’ primary objective is to preserve and improve the funded status of the plan, while minimizing volatility. This objective is expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, the Registrants maintained the following weighted average allocation targets for the postretirement plans as of December 31, 2020:

	CenterPoint Energy		Houston Electric		CERC
	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
U.S. equities	13%	23%	13%	23%	15%	25%
International equities	3%	13%	3%	13%	2%	12%
Fixed income	69%	79%	69%	79%	68%	78%
Cash	0%	2%	0%	2%	0%	2%

The following table presents mutual funds by level, within the fair value hierarchy, the Registrants’ postretirement plan assets at fair value as of December 31, 2020 and 2019:

	Fair Value Measurements as of December 31,
	2020				2019
	Mutual Funds
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
CenterPoint Energy	$134	$—	$—	$134	$128	$—	$—	$128
Houston Electric	106	—	—	106	101	—	—	101
CERC	28	—	—	28	27	—	—	27

The amounts invested in mutual funds were allocated as follows:

	As of December 31,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Fixed income	74%	74%	72%	71%	71%	69%
U.S. equities	19%	18%	21%	21%	21%	24%
International equities	7%	8%	7%	8%	8%	7%

(g) Benefit Plan Contributions

The Registrants made the following contributions in 2020 and expect to make the following minimum contributions in 2021 to the indicated benefit plans below:

	Contributions in 2020			Expected Minimum Contributions in 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Qualified pension plans	$76	$—	$—	$53	$—	$—
Non-qualified pension plans	10	—	—	8	—	—
Postretirement benefit plans	10	3	3	9	1	3

The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2021	$174	$17	$8	$4
2022	176	18	9	5
2023	176	20	9	5
2024	175	21	10	5
2025	173	21	10	6
2026-2030	775	109	53	30

(h) Savings Plan

CenterPoint Energy maintains the CenterPoint Energy Savings Plan, a tax-qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Code, and an employee stock ownership plan under Section 4975(e)(7) of the Code. Under the plan, participating employees may make pre-tax or Roth contributions and, if eligible, after-tax contributions up to certain federally mandated limits. Participating Registrants provide matching contributions and, as of January 1, 2020, for certain eligible employees, nonelective contributions up to certain limits. CenterPoint Energy, through the Merger, also acquired additional defined contribution retirement savings plans sponsored by Vectren and its subsidiaries that are qualified under sections 401(a) and 401(k) of the Code, one of which merged into the CenterPoint Energy Savings Plan as of January 1, 2020.

The CenterPoint Energy Savings Plan has significant holdings of Common Stock. As of December 31, 2020, 10,150,958 shares of Common Stock were held by the savings plan, which represented approximately 8% of its investments. Given the concentration of the investments in Common Stock, the savings plan and its participants have market risk related to this investment. The savings plan limits the percentage of future contributions that can be invested in Common Stock to 25% and prohibits transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in Common Stock.

CenterPoint Energy allocates the savings plan benefit expense to Houston Electric and CERC related to their respective employees. The following table summarizes the Registrants’ savings plan benefit expense for 2020, 2019 and 2018:

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Savings plan benefit expenses (1)	$58	$18	$19	$58	$18	$18	$43	$17	$18

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

CenterPoint Energy maintains non-qualified deferred compensation plans, including plans acquired in the Merger, that provide benefits payable to eligible directors, officers and select employees or their designated beneficiaries at specified future dates or upon termination, retirement or death. Benefit payments are made from the general assets of the participating Registrants or, in the case of certain plans acquired in the Merger, from a rabbi trust that is a grantor trust and remains subject to the claims of general creditors under applicable state and federal law.

Expenses related to other benefit plans were recorded as follows:

	Year Ended December 31,
	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$1	$1	$—	$2	$1	$1	$3	$4	$1
Deferred compensation plans	4	1	—	4	1	—	3	1	—

Amounts related to other benefit plans were included in Benefit Obligations in the Registrants’ accompanying Consolidated Balance Sheets as follows:

	December 31, 2020			December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$8	$3	$5	$11	$3	$7
Deferred compensation plans	43	7	2	41	8	3
Split-dollar life insurance arrangements	32	1	—	32	1	—

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

As of December 31, 2020, the Registrants’ employees were covered by collective bargaining agreements as follows:

		Percentage of Employees Covered
	Agreement Expiration	CenterPoint Energy	Houston Electric	CERC
IBEW Local 66	May 2023	15%	53%	—
OPEIU Local 12	May 2021	2%	—	3%
OPEIU Mankato	March 2021	—%	—	—%
Gas Workers Union Local 340	April 2025	4%	—	12%
IBEW Locals 1393 and USW Locals 12213 & 7441	December 2023	3%	—	—%
IBEW Locals 949	December 2025	3%	—	7%
USW Locals 13-227	June 2022	4%	—	13%
USW Locals 13-1	July 2022	—%	—	1%
IBEW Local 702	June 2022	3%	—	—
Teamsters Local 135	September 2021	1%	—	—
UWUA Local 175	October 2021	1%	—	—
Total		36%	53%	36%

(9) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows.

(a) Non-Trading Activities

Commodity Derivative Instruments (CenterPoint Energy). CenterPoint Energy, through its Indiana utilities, enter into certain derivative instruments to mitigate the effects of commodity price movements. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. As a result, the following disclosures do not include the Energy Services Disposal Group. See Note 4 for further information.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	December 31, 2020	December 31, 2019
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)Relates to interest rate derivative instruments at SIGECO.

Weather Hedges (CenterPoint Energy and CERC). CenterPoint Energy and CERC have weather normalization or other rate mechanisms that largely mitigate the impact of weather on Natural Gas in Arkansas, Indiana, Louisiana, Mississippi, Minnesota, Ohio and Oklahoma, as applicable. CenterPoint Energy’s and CERC’s Natural Gas in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms, although fixed customer charges are historically higher in Texas for Natural Gas compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s Natural Gas’ results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories.

CenterPoint Energy and CERC, as applicable, enter into winter season weather hedges from time to time for certain Natural Gas jurisdictions and electric operations’ service territory to mitigate the effect of fluctuations from normal weather on results of operations and cash flows. These weather hedges are based on heating degree days at 10-year normal weather. Houston Electric and Indiana Electric do not enter into weather hedges.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of Derivative Assets and Liabilities as of December 31, 2020 and 2019, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2020, 2019 and 2018.

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		December 31, 2020		December 31, 2019
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	$—	$3	$—	$7
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	7	—	15
Interest rate derivatives	Other Liabilities	—	20	—	10
Indexed debt securities derivative (2)	Current Liabilities	—	953	—	893
	Total	$—	$983	$—	$925

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability position with no offsetting amounts

(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity. See Note 12 for further information.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

CenterPoint Energy

		Year Ended December 31,
	Income Statement Location	2020	2019	2018
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Indexed debt securities derivative	Loss on indexed debt securities	(60)	(292)	(232)
Interest rate derivatives	Gains in Other Income (Expense)	—	—	2
Total CenterPoint Energy		$(60)	$(292)	$(230)

(c) Credit Risk Contingent Features (CenterPoint Energy)

Certain of CenterPoint Energy’s derivative instruments contain provisions that require CenterPoint Energy’s debt to maintain an investment grade credit rating on its long-term unsecured unsubordinated debt from S&P and Moody’s. If CenterPoint Energy’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment.

	As of December 31,
	2020	2019
	(in millions)
Aggregate fair value of derivatives with credit-risk-related contingent features in a liability position	$20	$10
Fair value of collateral already posted	7	—
Additional collateral required to be posted if credit risk contingent features triggered (1)	3	—

(1)The maximum collateral required if further escalating collateral is triggered would equal the net liability position.

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

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. As a result, the following disclosures do not include the Energy Services Disposal Group. See Note 4 for further information.

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$873	$—	$—	$873	$825	$—	$—	$825
Investments, including money market funds (1)	43	—	—	43	49	—	—	49
Total assets	$916	$—	$—	$916	$874	$—	$—	$874
Liabilities
Indexed debt securities derivative	$—	$953	$—	$953	$—	$893	$—	$893
Interest rate derivatives	—	20	—	20	—	10	—	10
Natural gas derivatives	—	10	—	10	—	22	—	22
Total liabilities	$—	$983	$—	$983	$—	$925	$—	$925

Houston Electric

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$26	$—	$—	$26	$32	$—	$—	$32
Total assets	$26	$—	$—	$26	$32	$—	$—	$32

CERC

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$2	$2	$—	$—	$2
Investments, including money market funds (1)	11	—	—	11	11	—	—	11
Total assets	$13	$—	$—	$13	$13	$—	$—	$13

(1)Amounts are included in Prepaid and Other Current Assets in the Consolidated Balance Sheets.

During 2020 and 2019, CenterPoint Energy did not have any assets or liabilities designated as Level 3. During 2018, CenterPoint Energy transferred $668 million of its indexed debt securities derivative from Level 3 to Level 2 to reflect changes in the significance of the unobservable inputs used in the valuation.

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

Weighting of the Different Approaches

Significant unobservable inputs used include the growth rate applied to the projected cash distributions beyond 2020 and the discount rate used to determine the present value of the estimated future cash flows. Based on the significant unobservable estimates and assumptions required, CenterPoint Energy concluded that the fair value estimate should be classified as a Level 3 measurement within the fair value hierarchy. As a result of this analysis, CenterPoint Energy recorded an other than temporary impairment on its investment in Enable of $1,541 million during the year ended December 31, 2020, reducing the fair value of the investment to $848 million as of March 31, 2020. See Note 11 for further discussion of the impairment.

During the year ended December 31, 2020, CenterPoint Energy recorded a goodwill impairment charge of $185 million in the Indiana Electric Integrated reporting unit, reducing the carrying value of the reporting unit to its fair value as of March 31, 2020. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests. See Note 6 for further information.

As a result of classifying the Infrastructure Services and Energy Services Disposal Groups as held for sale, CenterPoint Energy and CERC recognized a goodwill impairment and loss on held for sale during the year ended December 31, 2020. CenterPoint Energy and CERC, as applicable, used the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value, which are Level 2 inputs. Using this market approach, the fair value of the Infrastructure Services Disposal Group as of March 31, 2020 was determined to be approximately $864 million and the fair value of the Energy Services Disposal Group as of March 31, 2020 was determined to be approximately 402000000. The same methodology was applied to estimate the fair value of the Infrastructure Services Disposal Group and Energy Services Disposal Group on the closing date and through the settlement of the net working capital adjustment, resulting in additional gains or losses upon sale during 2020 . See Note 4 for further information.

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

	December 31, 2020			December 31, 2019
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$13,401	$5,019	$2,428	$15,093	$4,950	$2,546
Fair value	15,226	5,957	2,855	16,067	5,457	2,803

(1)Includes Securitization Bond debt.

(11) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of December 31, 2020, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

On February 16, 2021, Enable entered into the Enable Merger Agreement. For further information on the Enable Merger, see Note 22.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	December 31, 2020	December 31, 2019
	(in millions)
Enable	$782	$2,406
Other	1	2
Total	$783	$2,408

CenterPoint Energy evaluates its equity method investments for impairment when factors indicate that a decrease in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. Based on the severity of the decline in Enable’s common unit price during the three months ended March 31, 2020 due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per common unit by 50%, and the market outlook indicating excess supply of crude oil and natural gas and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of the financial statements, that an other than temporary decrease in the value of its investment in Enable had occurred. CenterPoint Energy reduced the carrying value of its investment in Enable to its estimated fair value of $848 million as of March 31, 2020 and recognized an impairment charge of $1,541 million during the year ended December 31, 2020. Both the income approach and market approach were utilized to estimate the fair value of CenterPoint Energy’s equity investment in Enable, which includes common units, general partner interest and incentive distribution rights held by CenterPoint Energy through CNP Midstream. The determination of fair value considered a number of relevant factors including Enable’s common unit price and forecasted distributions, recent comparable transactions and the limited float of Enable’s publicly traded common units. As of December 31, 2020, CenterPoint Energy’s investment in Enable is $3.34 per unit and Enable’s common unit price closed at $5.26 per unit. See Note 10 for further discussion of the determination of fair value of CenterPoint Energy’s investment in Enable as of March 31, 2020. CenterPoint Energy did not identify a further decrease in value as of December 31, 2020.

Equity in Earnings of Unconsolidated Affiliates, net (CenterPoint Energy):

	Year Ended December 31,
	2020 (1)	2019 (2)	2018
	(in millions)
Enable (1)	$(1,428)	$229	$307
Other	—	1	—
Total	$(1,428)	$230	$307

(1)CenterPoint Energy recognized a loss of $1,428 million from its investment in Enable for the year ended December 31, 2020. This loss included an impairment charge on CenterPoint Energy’s investment in Enable of $1,541 million discussed above, and CenterPoint Energy’s interest in Enable’s $225 million impairment on an equity method investment.

(2)Includes CenterPoint Energy’s share of Enable’s $86 million goodwill impairment recorded in the fourth quarter of 2019.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	As of December 31,
	2020			2019
	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)
CenterPoint Energy	53.7%	233,856,623	14,520,000	53.7%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—	25.5%	110,982,805	—
Public unitholders	20.8%	90,710,464	—	20.8%	90,361,937	—
Total Units Outstanding	100.0%	435,549,892	14,520,000	100.0%	435,201,365	14,520,000

(1)Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.

(2)The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Consolidated Balance Sheets, was $363 million as of both December 31, 2020 and 2019. No impairment charges or adjustment to carrying value were made as no observable price changes were identified in the current or prior reporting periods.

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

Interests Held in Enable GP (CenterPoint Energy):

CenterPoint Energy and OGE held the following interests in Enable GP as of both December 31, 2020 and 2019:

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

(3)Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy and CERC):

CenterPoint Energy

	Year Ended December 31,
	2020		2019		2018
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units	$0.8263	$193	$1.2970	$303	$1.2720	$297
Enable Series A Preferred Units (1)	2.5000	36	2.5000	36	2.5000	36
Total		$229		$339		$333
(1)As of December 31, 2020, the Enable Series A Preferred Units annual distribution rate was 10%. On February 18, 2021, five years after the issue date, the Enable Series A Preferred Units annual distribution rate changed to a percentage of the Stated Series A Liquidation Preference per Series A Preferred unit equal to the sum of (a) Three-Month LIBOR, as calculated on each applicable date of determination, and (b)8.5%.
Transactions with Enable (CenterPoint Energy and CERC):

The transactions with Enable in the following tables exclude transactions with the Energy Services Disposal Group. See Note 4 for further information.

	CenterPoint Energy and CERC
	Year Ended December 31,
	2020	2019	2018
	(in millions)
Natural gas expenses, including transportation and storage costs (1)	$86	$86	$86
Reimbursement of support services (2)	—	—	4

(1)Included in Non-utility costs of revenues, including natural gas on CenterPoint Energy’s and CERC’s respective Statements of Consolidated Income.

(2)Represents amounts billed for certain support services provided to Enable. Actual support services costs were recorded net of reimbursement.

	CenterPoint Energy and CERC
	December 31,
	2020	2019
CenterPoint Energy	(in millions)
Accounts payable for natural gas purchases from Enable	$9	$9
Accounts receivable for amounts billed for services provided to Enable	1	2

Summarized consolidated income (loss) information for Enable is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating revenues	$2,463	$2,960	$3,431
Cost of sales, excluding depreciation and amortization	965	1,279	1,819
Depreciation and amortization	420	433	398
Goodwill impairment	28	86	—
Operating income	465	569	648
Net income attributable to Enable common units	52	360	485
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$28	$193	$262
Basis difference amortization (1)	87	47	47
Loss on dilution, net of proportional basis difference recognition	(2)	(11)	(2)
Impairment of CenterPoint Energy’s equity method investment in Enable	(1,541)	—	—
CenterPoint Energy’s equity in earnings (losses), net	$(1,428)	$229	$307
(1)Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048.

Summarized consolidated balance sheet information for Enable is as follows:

	December 31,
	2020	2019
	(in millions)
Current assets	$381	$389
Non-current assets	11,348	11,877
Current liabilities	582	780
Non-current liabilities	4,052	4,077
Non-controlling interest	26	37
Preferred equity	362	362
Accumulated other comprehensive loss	(6)	(3)
Enable partners’ equity	6,713	7,013

	December 31,
	2020	2019
	(in millions)
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,601	$3,767
CenterPoint Energy’s basis difference (1)	(2,819)	(1,361)
CenterPoint Energy’s equity method investment in Enable	$782	$2,406
(1)Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the year ended December 31, 2020. The basis difference is being amortized through the year 2048.

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

	Shares Held at December 31,
	2020	2019
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,503

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of December 31, 2020. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.
CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	December 31,
	2020	2019
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of December 31, 2020, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $56 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS. As of December 31, 2020, the market value of such shares was approximately $871 million, which would provide an exchange amount of $999 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

	ZENS-Related Securities	Debt Component of ZENS	Derivative Component of ZENS
	(in millions)
Balance as of December 31, 2017	$960	$122	$668
Accretion of debt component of ZENS	—	21	—
2% interest paid	—	(17)	—
Sale of ZENS-Related Securities	(398)	—	—
Distribution to ZENS holders	—	(102)	(46)
Gain on indexed debt securities	—	—	(21)
Loss on ZENS-Related Securities	(22)	—	—
Balance as of December 31, 2018	540	24	601
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(5)	—
Loss on indexed debt securities	—	—	292
Gain on ZENS-Related Securities	282	—	—
Balance as of December 31, 2019	822	19	893
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(16)	—
Distribution to ZENS holders	—	(5)	—
Loss on indexed debt securities	—	—	60
Gain on ZENS-Related Securities	49	—	—
Balance as of December 31, 2020	$871	$15	$953

(13) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared and paid dividends on its Common Stock during 2020, 2019 and 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share (1)	Total (in millions)
December 10, 2020	February 18, 2021	March 11, 2021	$0.1600	$88
October 29, 2020	November 19, 2020	December 10, 2020	0.1500	83
July 29, 2020	August 20, 2020	September 10, 2020	0.1500	82
April 24, 2020	May 21, 2020	June 11, 2020	0.1500	82
February 3, 2020	February 20, 2020	March 12, 2020	0.2900	145
Total 2020			$0.9000	$480

October 17, 2019	November 21, 2019	December 12, 2019	$0.2875	$144
July 31, 2019	August 15, 2019	September 12, 2019	0.2875	145
April 25, 2019	May 16, 2019	June 13, 2019	0.2875	144
Total 2019			$0.8625	$433

Declaration Date	Record Date	Payment Date	Per Share (1)	Total (in millions)

December 12, 2018	February 21, 2019	March 14, 2019	$0.2875	$144
October 23, 2018	November 15, 2018	December 13, 2018	0.2775	139
July 26, 2018	August 16, 2018	September 13, 2018	0.2775	120
April 26, 2018	May 17, 2018	June 14, 2018	0.2775	120
Total 2018			$1.1200	$523
(1)On April 1, 2020, in response to the reduction in cash flow related to the reduction in Enable quarterly common unit distributions announced by Enable on April 1, 2020, CenterPoint Energy announced a reduction of its quarterly Common Stock dividend per share from $0.2900 to $0.1500.

CenterPoint Energy declared and paid dividends on its Series A Preferred Stock during 2020, 2019 and 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 10, 2020	February 15, 2021	March 1, 2021	$30.6250	$24
July 29, 2020	August 14, 2020	September 1, 2020	30.6250	24
February 3, 2020	February 14, 2020	March 2, 2020	30.6250	25
Total 2020			$91.8750	$73

July 31, 2019	August 15, 2019	September 3, 2019	$30.6250	$24
Total 2019			$30.6250	$24

December 12, 2018	February 15, 2019	March 1, 2019	$32.1563	$26
Total 2018			$32.1563	$26

CenterPoint Energy declared dividends on its Series B Preferred Stock during 2020, 2019 and 2018 as presented in the table below:

Declaration Date	Record Date	Payment Date	Per Share	Total (in millions)
December 10, 2020	February 15, 2021	March 1, 2021	$17.5000	$17
October 29, 2020	November 13, 2020	December 1, 2020	17.5000	17
July 29, 2020	August 14, 2020	September 1, 2020	17.5000	17
April 24, 2020	May 15, 2020	June 1, 2020	17.5000	17
February 3, 2020	February 14, 2020	March 2, 2020	17.5000	17
Total 2020			$87.5000	$85

October 17, 2019	November 15, 2019	December 2, 2019	$17.5000	$17
July 31, 2019	August 15, 2019	September 3, 2019	17.5000	17
April 25, 2019	May 15, 2019	June 3, 2019	17.5000	17
Total 2019			$52.5000	$51

December 12, 2018	February 15, 2019	March 1, 2019	$17.5000	$17
October 23, 2018	November 15, 2018	December 1, 2018	11.6667	11
Total 2018			$29.1667	$28

CenterPoint Energy declared and paid dividends on its Series C Preferred Stock during 2020 as presented in the table below:

Declaration Date	(1)	Record Date	Payment Date	Per Share	Total (in millions)
December 10, 2020		February 18, 2021	March 11, 2021	$0.1600	$7
October 29, 2020		November 19, 2020	December 10, 2020	0.1500	6
July 29, 2020		August 20, 2020	September 10, 2020	0.1500	7
April 24, 2020		May 21, 2020	June 11, 2020	0.1500	7
Total 2020				$0.6100	$27

(1)Declaration date for dividends on Common Stock. The Series C Preferred Stock is entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock. The Series C Preferred Stock are expected to convert to Common Stock on or around May 7, 2021.

There were no Series C Preferred Stock outstanding or dividends declared in 2019 or 2018.

Dividend Requirement on Preferred Stock

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Series A Preferred Stock	$49	$49	$18
Series B Preferred Stock	68	68	17
Series C Preferred Stock	27	—	—
Preferred dividend requirement	144	117	35
Amortization of beneficial conversion feature	32	—	—
Total income allocated to preferred shareholders	$176	$117	$35

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

Ranking. The Series A Preferred Stock, with respect to anticipated dividends and distributions upon CenterPoint Energy’s liquidation or dissolution, or winding-up of CenterPoint Energy’s affairs, ranks or will rank:

•senior to Common Stock and to each other class or series of capital stock established after the initial issue date of the Series A Preferred Stock that is expressly made subordinated to the Series A Preferred Stock;

•on a parity with any class or series of capital stock established after the initial issue date of the Series A Preferred Stock that is not expressly made senior or subordinated to the Series A Preferred Stock, including the Series B Preferred Stock;

•junior to any class or series of capital stock established after the initial issue date of the Series A Preferred Stock that is expressly made senior to the Series A Preferred Stock;

•junior to all existing and future indebtedness (including indebtedness outstanding under CenterPoint Energy’s credit facilities, senior notes and commercial paper) and other liabilities with respect to assets available to satisfy claims against CenterPoint Energy; and

•structurally subordinated to any existing and future indebtedness and other liabilities of CenterPoint Energy’s subsidiaries and capital stock of CenterPoint Energy’s subsidiaries held by third parties.

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

Ranking. The Series B Preferred Stock, with respect to anticipated dividends and distributions upon CenterPoint Energy’s liquidation or dissolution, or winding-up of CenterPoint Energy’s affairs, ranks or will rank:

•senior to Common Stock and to each other class or series of capital stock established after the initial issue date of the Series B Preferred Stock that is expressly made subordinated to the Series B Preferred Stock;

•on a parity with the Series A Preferred Stock and any class or series of capital stock established after the initial issue date that is not expressly made senior or subordinated to the Series B Preferred Stock;

•junior to any class or series of capital stock established after the initial issue date that is expressly made senior to the Series B Preferred Stock;

•junior to all existing and future indebtedness (including indebtedness outstanding under CenterPoint Energy’s credit facilities, senior notes and commercial paper) and other liabilities with respect to assets available to satisfy claims against CenterPoint Energy; and

•structurally subordinated to any existing and future indebtedness and other liabilities of CenterPoint Energy’s subsidiaries and capital stock of CenterPoint Energy’s subsidiaries held by third parties.

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

On November 27, 2020, a holder of Series B Preferred Stock submitted 2,000 depository shares for conversion. The depository shares converted into an aggregate 3,064 shares of Common Stock. After the conversion, 977,400 shares of Series B Preferred Stocks remain outstanding.

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

Conversion of the Series C Preferred Stock is mandatory upon the occurrence of any of the following triggers: (i) the 12-month anniversary date of the preferred stock purchase agreements, (ii) a bankruptcy event, and (iii) a fundamental change in CenterPoint Energy, including, among other things certain change of control events. Upon a mandatory conversion, each share of Series C Preferred Stock will convert into the number of Common Stock equal to the quotient of $1,000 divided by the prevailing conversion price, which is initially $15.31. In a conversion at the 12-month anniversary date, in lieu of issuing Common Stock, CenterPoint Energy may, at its election, make a cash payment equal to the product of (i) the then current market price of the Common Stock multiplied by (ii) the number of shares of Common Stock that such holder would have been entitled to receive in a conversion. Following the six-month anniversary date of the issuance of the Series C Preferred Stock, holders of Series C Preferred Stock also have an optional right to convert their holdings to Common Stock at any time, subject to a limit on conversion of no more than 4.9% of the outstanding Common Stock. The conversion price is subject to adjustment for subdivisions and combinations, dividends or distributions payable in common stock. If all of the 725,000 shares of Series C Preferred Stock converted at the initial conversion price, CenterPoint Energy would issue an incremental 47,354,670 shares of Common Stock. The Series C Preferred Stock are expected to convert to Common Stock on or around May 7, 2021.

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

On November 2, 2020, CenterPoint Energy received notification of the intent for a shareholder to convert 100,000 shares of Series C Preferred Stock and establishing November 6, 2020 as the conversion date. As a result of the conversion, 6,531,677 shares of Common Stock were issued, and the outstanding number of shares of Series C Preferred Stock decreased to 625,000.

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

Undistributed Retained Earnings

As of both December 31, 2020 and 2019, CenterPoint Energy’s consolidated retained earnings balance included no undistributed earnings from Enable.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Year Ended December 31,
	2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(98)	$(15)	$10	$(108)	$(14)	$5
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(12)	—	—	7	—	7
Deferred loss from interest rate derivatives (1)	—	—	—	(3)	(1)	—
Reclassified to earnings	—	—	—	1	—	—
Other comprehensive loss from unconsolidated affiliates	(2)	—	—	(1)	—	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (2)	—	—	1	1	—	—
Actuarial losses (2)	7	—	—	8	—	—
Reclassification of deferred loss from cash flow hedges (3)	19	19	—	—	—	—
Tax benefit (expense)	(4)	(4)	(1)	(3)	—	(2)
Net current period other comprehensive income (loss)	8	15	—	10	(1)	5
Ending Balance	$(90)	$—	$10	$(98)	$(15)	$10

(1)Gains and losses are reclassified from Accumulated other comprehensive income into income when the hedged transactions affect earnings. The reclassification amounts are included in Interest and other finance charges in each of the Registrant’s respective Statements of Consolidated Income. Amounts are $-0- and $1 million for the years ended December 31, 2020 and 2019, respectively.

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

(14) Short-term Borrowings and Long-term Debt

	December 31, 2020		December 31, 2019
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
CenterPoint Energy:
ZENS due 2029 (2)	$—	$15	$—	$19
CenterPoint Energy senior notes 2.50% to 4.25% due 2021 to 2049 (3)	2,700	500	3,200	—
CenterPoint Energy variable rate term loan 0.865% due 2021	—	700	1,000	—
CenterPoint Energy pollution control bonds 5.125% due 2028 (5)	68	—	68	—
CenterPoint Energy commercial paper (6) (7)	1,078	—	1,633	—
VUHI senior notes 3.72% to 6.10% due 2021 to 2045	377	55	432	100
VUHI commercial paper (6) (7)	92	—	268	—
VUHI variable rate term loan	—	—	—	300
VCC variable rate term loan	—	—	—	200
IGC senior notes 6.34% to 7.08% due 2025 to 2029	96	—	96	—
SIGECO first mortgage bonds 0.875% to 6.72% due 2022 to 2055 (4)	293	—	293	—
Other debt	6	12	18	18
Unamortized debt issuance costs	(17)	—	(22)	—
Unamortized discount and premium, net	(6)	—	(7)	—
Houston Electric debt (see details below)	4,406	613	4,719	231
CERC debt (see details below)	2,428	24	2,546	—
Total CenterPoint Energy debt	$11,521	$1,919	$14,244	$868

Houston Electric:
First mortgage bonds 9.15% due 2021 (8)	$—	$102	$102	$—
General mortgage bonds 1.85% to 6.95% due 2021 to 2050	3,912	300	3,912	—
Restoration Bond Company:
System restoration bonds 4.243% due 2022	69	66	134	62
Bond Company III:
Transition bonds 5.234% due 2020	—	—	—	29
Bond Company IV:
Transition bonds 3.028% due 2024	467	145	613	140
Unamortized debt issuance costs	(28)	—	(27)	—
Unamortized discount and premium, net	(14)	—	(15)	—
Total Houston Electric debt	$4,406	$613	$4,719	$231

CERC (9):
Short-term borrowings:
Inventory financing	$—	$24	$—	$—
Total CERC short-term borrowings	—	24	—	—
Long-term debt:
Senior notes 1.75% to 6.625% due 2023 to 2047	$2,100	$—	$2,193	$—
Commercial paper (6) (7)	347	—	377	—
Unamortized debt issuance costs	(15)	—	(13)	—
Unamortized discount and premium, net	(4)	—	(11)	—
Total CERC long-term debt	2,428	—	2,546	—
Total CERC debt	$2,428	$24	$2,546	$—

(1)Includes amounts due or exchangeable within one year of the date noted.

(2)CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 12(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)The senior notes issued by VUHI are guaranteed by SIGECO, Indiana Gas and VEDO.

(4)The first mortgage bonds issued by SIGECO subject SIGECO’s properties to a lien under the related mortgage indenture as further discussed below.
(5) These pollution control bonds were secured by general mortgage bonds of Houston Electric as of December 31, 2020 and 2019 and are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.

(6)Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(7)Commercial paper issued by CenterPoint Energy, CERC Corp. and VUHI has maturities up to 60 days, 30 days, and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility.

(8)The first mortgage bonds issued by Houston Electric subject Houston Electric’s properties to a lien under the related mortgage indenture as further discussed below.

(9)Issued by CERC Corp.

Long-term Debt

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

In December 2020, CenterPoint Energy provided notice of redemption relating to $250 million aggregate principal amount of its outstanding $500 million aggregate principal amount 3.85% senior notes, which were redeemed in January 2021 at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus the applicable make-whole premium of $26 million.

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

Securitization Bonds. As of December 31, 2020, CenterPoint Energy and Houston Electric had special purpose subsidiaries consisting of the Bond Companies, which they consolidate. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These Securitization Bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. CenterPoint Energy and Houston Electric have no payment obligations in respect of the Securitization Bonds other than to remit the applicable transition or system restoration charges they collect as set forth in servicing agreements among Houston Electric, the Bond Companies and other parties. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or Houston Electric have no recourse to any assets or revenues of the Bond Companies (including the transition and system restoration charges), and the holders of Securitization Bonds have no recourse to the assets or revenues of CenterPoint Energy or Houston Electric.

Credit Facilities. The Registrants had the following revolving credit facilities as of December 31, 2020:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of December 31, 2020 (2)	Termination Date
		(in millions)
March 3, 2016	CenterPoint Energy	$3,300	1.500%	65%	(3)	53.9%	March 3, 2022
July 14, 2017	CenterPoint Energy (4)	400	1.125%	65%		49.7%	July 14, 2022
March 3, 2016	Houston Electric	300	1.250%	65%	(3)	53.1%	March 3, 2022
March 3, 2016	CERC	900	1.125%	65%		48.9%	March 3, 2022
	Total	$4,900

(1)Based on credit ratings as of December 31, 2020.

(2)As defined in the revolving credit facility agreement, excluding Securitization Bonds.

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

(4)This credit facility was issued by VUHI, is guaranteed by SIGECO, Indiana Gas and VEDO and included a $10 million swing line sublimit and a $20 million letter of credit sublimit. This credit facility backstops VUHI’s commercial paper program.

On September 30, 2020, VCC terminated its $200 million credit agreement dated as of July 14, 2017 after determining that it was no longer necessary for financing purposes. VCC did not incur any penalties in connection with the early termination.

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of December 31, 2020.

As of December 31, 2020 and 2019, the Registrants had the following revolving credit facilities and utilization of such facilities:

	December 31, 2020				December 31, 2019
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$11	$1,078	0.23%	$—	$6	$1,633	1.95%
CenterPoint Energy (2)	—	—	92	0.22%	—	—	268	2.08%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	347	0.23%	—	1	377	1.94%
Total	$—	$11	$1,517		$—	$7	$2,278

(1)CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.

(2)This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

On February 4, 2021, each of CenterPoint Energy, Houston Electric, CERC Corp. and VUHI replaced their existing revolving credit facilities with new amended and restated credit facilities. The size of the CenterPoint Energy facility decreased from $3.3 billion to $2.4 billion, while the sizes of the Houston Electric, CERC Corp. and VUHI facilities remained unchanged. The VUHI facility remains guaranteed by SIGECO, Indiana Gas and VEDO. Based on the credit ratings as of February 4, 2021, the draw rate would have been LIBOR plus 1.625% under the CenterPoint Energy facility, LIBOR plus 1.375% under the Houston Electric facility, LIBOR plus 1.250% under the CERC Corp. facility, and LIBOR plus 1.250% under the VUHI facility. Each credit facility contains provisions relating to the replacement of LIBOR.

The financial covenant limit on debt for borrowed money to capital ratio remained at 65.0% for each of the CenterPoint Energy, CERC Corp. and VUHI facilities and increased to 67.5% for the Houston Electric facility. As with the facilities that were replaced, the CenterPoint Energy and Houston Electric facilities’ financial covenant limit on debt for borrowed money to capital ratio can temporarily increase to 70.0% if Houston Electric experiences certain damages from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive 12-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Each of the amended and restated facilities have a maturity date of February 4, 2024.

Maturities. As of December 31, 2020, maturities of long-term debt, capital leases and sinking fund requirements, excluding the ZENS obligation and unamortized discounts, premiums and issuance costs, are as follows:

	CenterPoint Energy (1)	Houston Electric (1)	CERC	Securitization Bonds
	(in millions)
2021	$1,868	$613	$—	$211
2022	2,542	519	347	219
2023	713	356	300	156
2024	1,184	162	—	162
2025	51	—	—	—

(1)These maturities include Securitization Bonds principal repayments on scheduled payment dates.

Liens.  As of December 31, 2020, Houston Electric’s assets were subject to liens securing approximately $102 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2020, 2019 and 2018 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2021 is approximately $317 million, and the sinking fund requirement to be satisfied in 2021 is approximately $1.6 million. CenterPoint Energy expects Houston Electric to meet these 2021 obligations by certification of property additions.

As of December 31, 2020, Houston Electric’s assets were also subject to liens securing approximately $4.0 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $4.3 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2020. Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

As of December 31, 2020, SIGECO had approximately $293 million aggregate principal amount of first mortgage bonds outstanding. Generally, of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture. SIGECO may issue additional bonds under its mortgage indenture up to 60% of currently unfunded property additions. As of December 31, 2020, approximately $1.3 billion of additional first mortgage bonds could be issued on this basis. However, SIGECO is also limited in its ability to issue additional bonds under its mortgage indenture due to certain provisions in its parent’s, VUHI, debt agreements.

Other. As of December 31, 2020, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of certain of Vectren’s subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2021. As of December 31, 2020, such financial institutions had issued $1 million of letters of credit on behalf of these subsidiaries.

(15) Income Taxes

The components of the Registrant’ income tax expense (benefit) were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
CenterPoint Energy - Continuing Operations
Current income tax expense (benefit):
Federal	$(1)	$30	$77
State	32	15	6
Total current expense	31	45	83
Deferred income tax expense (benefit):
Federal	(257)	55	(6)
State	(48)	(8)	78
Total deferred expense (benefit)	(305)	47	72
Total income tax expense (benefit)	$(274)	$92	$155
CenterPoint Energy - Discontinued Operations
Current income tax expense:
Federal	$117	$18	$12
State	28	6	3
Total current expense	145	24	15
Deferred income tax expense (benefit):
Federal	(102)	19	(19)
State	(22)	3	(5)
Total deferred expense (benefit)	(124)	22	(24)
Total income tax expense (benefit)	$21	$46	$(9)
Houston Electric
Current income tax expense:
Federal	$76	$84	$109
State	19	20	18
Total current expense	95	104	127
Deferred income tax benefit:
Federal	(42)	(24)	(38)
Total deferred benefit	(42)	(24)	(38)
Total income tax expense	$53	$80	$89

	Year Ended December 31,
	2020	2019	2018
	(in millions)
CERC - Continuing Operations
Current income tax expense (benefit):
State	$4	$5	$(3)
Total current expense (benefit)	4	5	(3)
Deferred income tax expense (benefit):
Federal	26	26	9
State	67	(34)	25
Total deferred expense (benefit)	93	(8)	34
Total income tax expense (benefit)	$97	$(3)	$31
CERC - Discontinued Operations
Current income tax expense:
State	—	2	7
Total current expense	—	2	7
Deferred income tax expense (benefit):
Federal	—	13	30
State	(2)	2	—
Total deferred expense (benefit)	(2)	15	30
Total income tax expense (benefit)	$(2)	$17	$37

A reconciliation of income tax expense (benefit) using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
CenterPoint Energy - Continuing Operations (1) (2) (3)
Income (loss) before income taxes	$(865)	$774	$551
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense (benefit)	(182)	163	116
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	(15)	30	23
State valuation allowance, net of federal income tax	1	(4)	11
State law change, net of federal income tax	—	(21)	32
Excess deferred income tax amortization	(76)	(55)	(24)
Goodwill impairment	39	—	—
Net operating loss carryback	(37)	—	—
Other, net	(4)	(21)	(3)
Total	(92)	(71)	39
Total income tax expense (benefit)	$(274)	$92	$155
Effective tax rate	32%	12%	28%
CenterPoint Energy - Discontinued Operations (4)(5)
Income (loss) before income taxes	$(161)	$155	$(37)
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense (benefit)	(34)	32	(8)
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	(5)	6	(1)
Goodwill impairment	25	8	—
Tax impact of sale of Energy Services and Infrastructure Services Disposal Groups	30	—	—
Other, net	5	—	—
Total	55	14	(1)
Total income tax expense (benefit)	$21	$46	$(9)
Effective tax rate	(13)%	30%	24%

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Houston Electric (6) (7) (8)
Income before income taxes	$387	$436	$425
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	81	92	89
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	15	16	14
Excess deferred income tax amortization	(42)	(21)	(9)
Other, net	(1)	(7)	(5)
Total	(28)	(12)	—
Total income tax expense	$53	$80	$89
Effective tax rate	14%	18%	21%
CERC - Continuing Operations (9) (10) (11)
Income before income taxes	$244	$186	$129
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	51	39	27
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	55	(15)	5
State law change, net of federal income tax	—	(4)	—
State valuation allowance, net of federal income tax	1	(4)	11
Excess deferred income tax amortization	(16)	(18)	(15)
Other, net	6	(1)	3
Total	46	(42)	4
Total income tax expense (benefit)	$97	$(3)	$31
Effective tax rate	40%	(2)%	24%
CERC - Discontinued Operations (12) (13)
Income (loss) before income taxes	$(68)	$40	$147
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense (benefit)	(14)	8	31
Increase in tax expense resulting from:
State income tax expense, net of federal income tax	(2)	3	7
Goodwill impairment	10	8	—
Other, net	4	(2)	(1)
Total	12	9	6
Total income tax expense (benefit)	$(2)	$17	$37
Effective tax rate	3%	43%	25%

(1)Recognized a $76 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $39 million deferred tax expense for the non-deductible portion of the goodwill impairment on SIGECO, and a $37 million benefit for the NOL carryback claim allowed by the CARES Act.

(2)Recognized a $55 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $21 million net benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, and a $4 million net benefit for the reduction in valuation allowances on certain state NOLs that are now expected to be realized.

(3)Recognized a $32 million deferred tax expense due to state law changes that resulted in remeasurement of state deferred taxes in those jurisdictions. Also, recorded an additional $11 million valuation allowance on certain state net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. These items are partially offset by $24 million of amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions beginning in 2018.

(4)Recognized a $25 million deferred tax expense for the non-deductible portion of the goodwill impairment on both the Energy Services and Infrastructure Services Disposal Groups. Also, recognized a $30 million net tax expense on both the sale of the Energy Services and Infrastructure Services Disposal Groups.

(5)Recognized an $8 million deferred tax expense for the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.

(6)Recognized a $42 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.

(7)Recognized a $21 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(8)Recognized a $9 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions beginning in 2018.

(9)Recognized a $16 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulatory in certain jurisdictions.

(10)Recognized an $18 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $4 million net benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions and a $4 million net benefit for the reduction in valuation allowances on certain state NOLs that are now expected to be realized.

(11)Recorded an additional $11 million valuation allowance on certain state net operating loss deferred tax assets that are no longer expected to be utilized prior to expiration after the Internal Spin. This item was offset by $15 million of amortization of the net regulatory EDIT liability in certain jurisdictions as decreed by regulators beginning in 2018.

(12)Recognized a $10 million deferred tax expense for the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.

(13)Recognized an $8 million deferred tax expense for the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
	(in millions)
CenterPoint Energy
Deferred tax assets:
Benefits and compensation	$141	$152
Regulatory liabilities	435	447
Loss and credit carryforwards	103	111
Asset retirement obligations	152	89
Indexed debt securities derivative	47	34
Other	52	40
Valuation allowance	(26)	(25)
Total deferred tax assets	904	848
Deferred tax liabilities:
Property, plant and equipment	2,790	2,656
Investment in unconsolidated affiliates	624	1,010
Regulatory assets	325	344
Investment in marketable securities and indexed debt	649	586
Other	119	180
Total deferred tax liabilities	4,507	4,776
Net deferred tax liabilities	$3,603	$3,928
Houston Electric
Deferred tax assets:
Regulatory liabilities	$201	$195
Benefits and compensation	17	14
Asset retirement obligations	9	9
Other	9	7
Total deferred tax assets	236	225
Deferred tax liabilities:
Property, plant and equipment	1,159	1,129
Regulatory assets	118	126
Total deferred tax liabilities	1,277	1,255
Net deferred tax liabilities	$1,041	$1,030
CERC
Deferred tax assets:
Benefits and compensation	$28	$24
Regulatory liabilities	147	144
Loss and credit carryforwards	143	183
Asset retirement obligations	140	80
Other	26	23
Valuation allowance	(15)	(15)
Total deferred tax assets	469	439
Deferred tax liabilities:
Property, plant and equipment	916	821
Regulatory assets	53	45
Other	84	43
Total deferred tax liabilities	1,053	909
Net deferred tax liabilities	$584	$470

Merger with Vectren. On Merger Date, pursuant to the Merger Agreement, CenterPoint Energy consummated the Merger and acquired Vectren for approximately $6 billion in cash. On the Merger Date, Vectren became a wholly-owned subsidiary of CenterPoint Energy which triggered an ownership change under Section 382 of the Code. Under this Code section, future utilization of acquired NOL carry forwards and other tax attributes can be limited. On the Merger Date, Vectren estimated

$177 million and $60 million of federal NOL and of charitable contribution carryforwards, respectively, the utilization of which is not expected to be limited under Section 382.

Tax Attribute Carryforwards and Valuation Allowance.  CenterPoint Energy has no federal NOL carryforwards and no federal charitable contribution carryforwards as of December 31, 2020. As of December 31, 2020, CenterPoint Energy had $979 million of state NOL carryforwards that expire between 2021 and 2040 and $22 million of state tax credits that do not expire. CenterPoint Energy reported a valuation allowance of $26 million because it is more likely than not that the benefit from certain state NOL carryforwards will not be realized.

CERC has $425 million of federal NOL carryforwards which have an indefinite carryforward period. CERC has $592 million of gross state NOL carryforwards which expire between 2021 and 2040 and $17 million of state tax credits which do not expire. CERC reported a valuation allowance of $15 million since it is more likely than not that the benefit from certain state NOL carryforwards will not be realized.

A reconciliation of CenterPoint Energy’s beginning and ending balance of unrecognized tax benefits, excluding interest and penalties, for 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Balance, beginning of year	$8	$—
Unrecognized tax benefits assumed through the Merger	—	9
Increases related to tax positions of prior years	3	—
Decreases related to tax positions of prior years	(4)	(1)
Balance, end of year	$7	$8

CenterPoint Energy had no unrecognized tax benefits for 2018 and acquired $9 million of unrecognized tax benefits in connection with the Merger during 2019. Included in the balance of uncertain tax positions as of December 31, 2020 are $3 million of tax benefits that, if recognized, would affect the effective tax rate. The above table does not include $2 million of accrued penalties and interest as of December 31, 2020. The Registrants recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Registrants believe that it is reasonably possible that a decrease of up to $6 million including interest and penalties, in unrecognized tax benefits may occur by the end of 2021 as a result of a lapse of statutes on older exposures and/or the acceptance of an application for an accounting method change. CenterPoint Energy’s net unrecognized tax benefits, including penalties and interest, were $9 million as of December 31, 2020 and are included in other non-current liabilities in the Consolidated Financial Statements.

Tax Audits and Settlements. Tax years through 2018 have been audited and settled with the IRS for CenterPoint Energy. For the 2019 and 2020 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Legacy Vectren is not currently under audit with the IRS, and the 2017-2019 tax years are still open.

(16) Commitments and Contingencies

(a) Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets as of December 31, 2020 and 2019. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

CenterPoint Energy, through Indiana Electric, has purchased power agreements that do not have minimum thresholds but do require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

As of December 31, 2020, minimum purchase obligations are approximately:

	Natural Gas and Coal Supply		Other (1)
	CenterPoint Energy	CERC	CenterPoint Energy
	(in millions)
2021	$708	$491	$17
2022	542	328	12
2023	465	275	10
2024	387	254	190
2025	370	227	—
2026 and beyond	1,930	1,547	—
(1)Primarily relates to technology hardware and software

(b) AMAs (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas have AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group and in Arkansas, Indiana, Louisiana, Mississippi and Texas with other third parties. The AMAs have varying terms, the longest of which expires in 2025. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas. CenterPoint Energy’s and CERC’s Natural Gas may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. For further information regarding the AMAs with the Energy Services Disposal Group, see Note 4.

(c) Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, ESG enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to ESG’s role as a general contractor in the performance contracting industry, as of December 31, 2020, there were 61 open surety bonds supporting future performance with an aggregate face amount of approximately $610 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of December 31, 2020, approximately 33% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of December 31, 2020, there were 31 warranties totaling $558 million and an additional $1.2 billion in energy savings commitments not guaranteed by Vectren Corp. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of December 31, 2020 and no amounts were recorded on CenterPoint Energy’s Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of December 31, 2020, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $518 million as of December 31, 2020. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(d) Guarantees and Product Warranties (CenterPoint Energy and CERC)

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. In the normal course of business prior to June 1, 2020, the Energy Services Disposal Group through CES, traded natural gas under supply contracts and entered into natural gas related transactions under transportation, storage and other contracts. In connection with the Energy Services Disposal Group’s business activities prior to the closing of the sale of the Energy Services Disposal Group on June 1, 2020, CERC Corp. issued guarantees to CES’s counterparties to guarantee the payment of CES’s obligations. When CES remained wholly owned by CERC Corp., these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of CES’s obligations to allow it to conduct business without posting other forms of assurance. See Note 4 for further information.

A CERC Corp. guarantee primarily had a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Throughout CERC Corp.’s ownership of CES and subsequent to the sale of the Energy Services Disposal Group through December 31, 2020, CERC Corp. did not pay any amounts under guarantees of CES’s obligations.

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. Additionally, to the extent that CERC Corp. retains any exposure relating to certain guarantees of CES’s obligations 90 days after closing of the transaction, Symmetry Energy Solutions Acquisition will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months. As of December 31, 2020, CES had provided replacement credit support to counterparties to whom CERC Corp. had issued guarantees prior to June 1, 2020, representing all $61 million of the remaining exposure under the previously issued guarantees. CERC believes that counterparties to whom replacement credit support has been provided would seek payment if needed under such replacement credit support instead of a CERC Corp. guarantee. No additional guarantees were provided by CERC Corp. to CES subsequent to the closing of the transaction on June 1, 2020.

While there can be no assurance that payment under any of these guarantees will not be required in the future, CenterPoint Energy and CERC consider the likelihood of a material amount being incurred as remote.

CenterPoint Energy and CERC recorded no amounts on their respective Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 related to the performance of these guarantees.

(e) Legal, Environmental and Other Matters

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

Litigation Related to the Merger (CenterPoint Energy). With respect to the Merger, in July 2018, seven separate lawsuits were filed against Vectren and the individual directors of Vectren’s Board of Directors in the U.S. District Court for the Southern District of Indiana. These lawsuits alleged violations of Sections 14(a) of the Exchange Act and SEC Rule 14a-9 on

the grounds that the Vectren Proxy Statement filed on June 18, 2018 was materially incomplete because it omitted material information concerning the Merger. In August 2018, the seven lawsuits were consolidated, and the Court denied the plaintiffs’ request for a preliminary injunction. In October 2018, the plaintiffs filed their Consolidated Amended Class Action Complaint. In December 2018, two plaintiffs voluntarily dismissed their lawsuits. In September 2019, the court granted the defendants’ motion to dismiss and dismissed the remaining plaintiffs’ claims with prejudice, which the plaintiffs appealed in October 2019. The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in September 2020, and a ruling is expected in early 2021. The defendants believe that the allegations asserted are without merit and intend to vigorously defend themselves against the claims raised. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Litigation Related to the February 2021 Winter Storm Event. With respect to the February 2021 Winter Storm Event, CenterPoint Energy and Houston Electric, along with ERCOT, have received claims and lawsuits filed by plaintiffs alleging personal injury, property damage and other injuries and damages. Additionally, various regulatory and governmental entities have announced that they intend to conduct or are conducting inquiries, investigations and other reviews of the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, this event, including the electric generation shortfall issues. Entities that have already announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the Texas Attorney General, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service territory, among others entities. In addition to the litigation filed thus far, like other Texas TDUs, Houston Electric may become involved in such various investigations, litigation or other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy, Houston Electric and CERC may also be subject to additional litigation, and potential claims could include personal injury and property damage claims, lawsuits for impacts on businesses and other organizations and entities and shareholder claims, among other claims or litigation matters. CenterPoint Energy, Houston Electric and CERC are unable to predict the consequences of any such matters or to estimate a range of potential losses. See Note 22 for further information on the February 2021 Winter Storm Event.

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

	December 31, 2020
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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. In August 2019, the EPA proposed additional “Part A” amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. Further “Part B” amendments, which related to alternate liners for CCR surface impoundments and the surface impoundment closure process, were published in March 2020. The Part A amendments were finalized in August 2020 and extended the deadline to cease placement of ash in ponds to April 11, 2021. The EPA published the final Part B amendments in November 2020. The Part A amendments do not restrict Indiana Electric’s current beneficial reuse of its fly ash. CenterPoint Energy continues to evaluate the Part B amendments to determine potential impacts.

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric is required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021. CenterPoint Energy has applied for the extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding including the imposition of fines and penalties. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash.  This petition was subsequently approved by the IURC on May 13, 2020. On

October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

Indiana Electric continues to refine site specific estimates of closure costs for its ten-acre Culley East pond. In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds.

As of December 31, 2020, CenterPoint Energy has recorded an approximate $74 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

(17) Earnings Per Share (CenterPoint Energy)

The Series C Preferred Stock issued in May 2020 are considered participating securities since these shares participate in dividends on Common Stock on a pari passu, pro rata, as-converted basis. See Note 13 for further information on the issuance of Series C Preferred Stock. As a result, beginning June 30, 2020, earnings per share on Common Stock is computed using the two-class method required for participating securities.

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

The Series C Preferred Stock includes conversion features at a price that is below the fair value of the Common Stock on the commitment date. This beneficial conversion feature, which was approximately $32 million, represents the difference between the fair value per share of the Common Stock as of the commitment date and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature was recognized as a discount to Series C Preferred Stock and was amortized as a deemed dividend over the period from the issue date to the first allowable conversion date, which was November 6, 2020. See Note 13 for further information.

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

	For the Year Ended December 31,
	2020	2019	2018
	(in millions, except per share and share amounts)
Numerator:
Income (loss) from continuing operations	$(591)	$682	$396
Less: Preferred stock dividend requirement (Note 13)	144	117	35
Less: Amortization of beneficial conversion feature (Note 13)	32	—	—
Less: Undistributed earnings allocated to preferred shareholders (1)	—	—	—
Income (loss) available to common shareholders from continuing operations - basic and diluted	(767)	565	361
Income (loss) available to common shareholders from discontinued operations - basic and diluted	(182)	109	(28)
Income (loss) available to common shareholders - basic and diluted	$(949)	$674	$333
Denominator:
Weighted average common shares outstanding - basic	531,031,000	502,050,000	448,829,000
Plus: Incremental shares from assumed conversions:
Restricted stock (2)	—	3,107,000	3,636,000
Series B Preferred Stock (3)	—	—	—
Series C Preferred Stock (4)	—	—	—
Weighted average common shares outstanding - diluted	531,031,000	505,157,000	452,465,000

Earnings (loss) per common share:
Basic earnings (loss) per common share - continuing operations	$(1.45)	$1.12	$0.80
Basic earnings (loss) per common share - discontinued operations	(0.34)	0.22	(0.06)
Basic Earnings (Loss) Per Common Share	$(1.79)	$1.34	$0.74
Diluted earnings (loss) per common share - continuing operations	$(1.45)	$1.12	$0.80
Diluted earnings (loss) per common share - discontinued operations	(0.34)	0.21	(0.06)
Diluted Earnings (Loss) Per Common Share	$(1.79)	$1.33	$0.74

(1)There were no undistributed earnings to be allocated to participating securities for the year ended December 31, 2020.

(2)The computation of diluted earnings (loss) per common share outstanding for the year ended December 31, 2020 excludes 3,690,000 incremental common shares from assumed conversions of restricted stock from the denominator because the shares would be anti-dilutive.

(3)The computation of diluted earnings (loss) per common share outstanding for the years ended December 31, 2020, 2019 and 2018 excludes 35,922,000, 34,354,000, and 8,885,000 of incremental common shares from assumed conversion of Series B Preferred Stock from the denominator, respectively, because the shares would be anti-dilutive.

(4)The computation of diluted earnings (loss) per common share outstanding for the year ended December 31, 2020 excludes 23,807,000 of incremental common shares from assumed conversion of Series C Preferred Stock from the denominator because the shares would be anti-dilutive.

(18) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the Registrants’ CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. As of January 1, 2020, each Registrant’s CODM viewed net income as the measure of profit or loss for the reportable segments rather than the previous measure of operating income. During the fourth quarter of 2020, CenterPoint Energy’s CODM requested that the financial information for the electric businesses be presented on an aggregated basis for review, resulting in one Electric reportable segment, inclusive of Houston Electric and Indiana Electric. Also, the Natural Gas Distribution reportable segment was renamed Natural Gas. Additionally during the fourth quarter of 2020, CenterPoint Energy’s and CERC’s CODM requested that the CERC corporate functions be included within the financial results of CenterPoint Energy’s Natural Gas reportable segment for review purposes. Certain prior year amounts have been reclassified to conform to the current year presentation.

As of December 31, 2020, reportable segments by Registrant are as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consists of electric transmission and distribution services in the Texas Gulf Coast area and electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

•CenterPoint Energy’s Natural Gas reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Ohio, Oklahoma and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP, formerly included in the Energy Services reportable segment; and (iii) temporary delivery of LNG and CNG throughout the contiguous 48 states through MES, formerly included in the Energy Services reportable segment.

•CenterPoint Energy’s Midstream Investments reportable segment consists of the equity investment in Enable (excluding the Enable Series A Preferred Units). For further information, see Notes 11 and 22.

CenterPoint Energy’s Corporate and Other consists of energy performance contracting and sustainable infrastructure services through ESG and other corporate operations which support all of the business operations of CenterPoint Energy.

Houston Electric

•Houston Electric’s Houston Electric T&D reportable segment consists of electric transmission and distribution services in the Texas Gulf Coast area.

CERC

•During the fourth quarter of 2020, CERC’s CODM requested that the CERC corporate functions be included within the financial results of CERC’s Natural Gas reportable segment for review purposes. As a result of this change and following the divestiture of the Energy Services Disposal Group, CERC now consists of a single reportable segment. CERC’s Natural Gas reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP, formerly included in the Energy Services reportable segment; and (iii) temporary delivery of LNG and CNG throughout the contiguous 48 states through MES, formerly included in the Energy Services reportable segment.

Discontinued Operations (CenterPoint Energy and CERC)

On February 3, 2020, CenterPoint Energy, through its subsidiary VUSI, entered into the Securities Purchase Agreement to sell the Infrastructure Services Disposal Group, which consisted of underground pipeline construction and repair services. Accordingly, the previously reported Infrastructure Services reportable segment has been eliminated. The transaction closed on April 9, 2020. See Note 4 for further information. Additionally, on February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group, which consisted of non-rate regulated natural gas sales and service operations. Accordingly, the previously reported Energy Services reportable segment has been eliminated. The transaction closed on June 1, 2020. See Note 4 for further information.

Expenditures for long-lived assets include property, plant and equipment. Intersegment sales are eliminated in consolidation, except as described in Note 2(b).

Financial data for reportable segments and products and services are as follows:

CenterPoint Energy

	Revenues from External Customers	Equity in Earnings of Unconsolidated Affiliates	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
For the year ended December 31, 2020:
Electric	$3,470	$—	$663	$3	$(220)	$72	$230
Natural Gas	3,631	—	454	8	(153)	125	278
Midstream Investments	—	(1,428)	—	1	(54)	(364)	(1,116)
Corporate and Other	317	—	72	103	(213)	(107)	17
Eliminations	—	—	—	(111)	111	—	—
Continuing Operations	$7,418	$(1,428)	$1,189	$4	$(529)	$(274)	(591)
Discontinued Operations, net							(182)
Consolidated							$(773)
For the year ended December 31, 2019:
Electric	$3,519	$—	$739	$27	$(225)	$96	$419
Natural Gas	3,750	—	420	6	(144)	2	251
Midstream Investments	—	229	—	8	(53)	53	131
Corporate and Other	295	1	66	126	(290)	(59)	(119)
Eliminations	—	—	—	(145)	145	—	—
Continuing Operations	$7,564	$230	$1,225	$22	$(567)	$92	682
Discontinued Operations, net							109
Consolidated							$791
For the year ended December 31, 2018:
Electric	$3,232	$—	$917	$5	$(197)	$89	$334
Natural Gas	3,031	—	280	1	(122)	31	98
Midstream Investments	—	307	—	—	(10)	73	224
Corporate and Other	14	—	33	66	(135)	(38)	(260)
Eliminations	—	—	—	(44)	44	—	—
Continuing Operations	$6,277	$307	$1,230	$28	$(420)	$155	396
Discontinued Operations, net							(28)
Consolidated							$368

(1)Houston Electric’s revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Affiliates of NRG	$749	$727	$705
Affiliates of Vistra Energy Corp.	404	263	251

	Total Assets			Expenditures for Long-lived Assets
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
	(in millions)
Electric	$14,493	$14,432	$10,509	$1,281	$1,216	$952
Natural Gas	14,976	14,002	7,188	1,139	1,098	638
Midstream Investments	913	2,473	2,482	—	—	—
Corporate and Other, net of eliminations (1)	3,089	2,658	5,805	95	194	110
Continuing Operations	33,471	33,565	25,984	2,515	2,508	1,700
Assets Held for Sale/Discontinued Operations	—	1,964	1,109	21	79	20
Consolidated	$33,471	$35,529	$27,093	$2,536	$2,587	$1,720

(1)Total assets included pension and other postemployment-related regulatory assets of $540 million, $584 million and $665 million as of December 31, 2020, 2019 and 2018, respectively. Additionally, total assets as of December 31, 2018 included $3.9 billion of temporary investments included in Cash and cash equivalents on CenterPoint Energy’s Consolidated Balance Sheets.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

Revenues by Products and Services:

	Year Ended December 31,
	2020			2019			2018
Revenues by Products and Services:	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Electric delivery	$2,941	$2,911	$—	$3,019	$2,990	$—	$3,232	$3,234	$—
Retail electric sales	515	—	—	486	—	—	—	—	—
Wholesale electric sales	14	—	—	14	—	—	—	—	—
Retail gas sales	3,462	—	2,594	3,563	—	2,831	2,857	—	2,857
Gas transportation and processing	15	—	15	33	—	33	32	—	32
Energy products and services	471	—	154	449	—	154	156	—	142
Total	$7,418	$2,911	$2,763	$7,564	$2,990	$3,018	$6,277	$3,234	$3,031

(19) Supplemental Disclosure of Cash Flow Information

The tables below provide supplemental disclosure of cash flow information:

	2020			2019			2018
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$471	$201	$114	$436	$229	$109	$363	$200	$105
Income tax payments, net	143	65	4	155	87	7	89	154	3
Non-cash transactions:
Accounts payable related to capital expenditures	153	102	69	236	117	86	201	124	80
Capital distribution associated with the Internal Spin (1)	—	—	—	—	—	28	—	—	1,473
ROU assets obtained in exchange for lease liabilities (2)	15	1	5	44	1	29	—	—	—
Beneficial conversion feature	32	—	—	—	—	—	—	—	—
Amortization of beneficial conversion feature	(32)	—	—	—	—	—	—	—	—

(1)The capital distribution in 2019 associated with the Internal Spin is a result of the return to accrual for the periods of CERC’s ownership during 2018.

(2)Includes the transition impact of adoption of ASU 2016-02 Leases as of January 1, 2019. The Registrants elected not to recast comparative periods in the year of adoption as permitted by the standard.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the amount reported in the Statements of Consolidated Cash Flows and has not been recast to exclude the Infrastructure Services and Energy Services Disposal Groups as of December 31, 2019:

	December 31, 2020			December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$147	$139	$1	$241	$216	$2
Restricted cash included in Prepaid expenses and other current assets	20	15	—	30	19	—
Total cash, cash equivalents and restricted cash shown in Statements of Consolidated Cash Flows	$167	$154	$1	$271	$235	$2

(1)Houston Electric’s Cash and cash equivalents as of December 31, 2020 and 2019 included $139 million and $216 million, respectively, of cash related to the Bond Companies.

(20) Related Party Transactions (Houston Electric and CERC)

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

The table below summarizes money pool activity:

	December 31, 2020		December 31, 2019
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$(8)	$—	$481	$—
Weighted average interest rate	0.24%	0.24%	1.98%	1.98%

(1)Included in Accounts and notes receivable (payable)–affiliated companies in Houston Electric’s and CERC’s Consolidated Balance Sheets.

Houston Electric and CERC affiliate-related net interest income (expense) were as follows:

	Year Ended December 31,
	2020		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$—	$—	$18	$4	$1	$—

(1)Interest income is included in Other, net and interest expense is included in Interest and other finance charges on Houston Electric’s and CERC’s respective Statements of Consolidated Income.

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

The Infrastructure Services Disposal Group provided pipeline construction and repair services to CERC’s Natural Gas. Additionally, CERC, through the Energy Services Disposal Group, sold natural gas to Indiana Electric for use in electric generation activities. These transactions are now included in discontinued operations and are excluded from the disclosures below. See Note 4 for further information.

Amounts charged for these services are included primarily in Operation and maintenance expenses:

	Year Ended December 31,
	2020		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$197	$212	$177	$141	$190	$147
Net affiliate service charges (billings)	(16)	16	(8)	8	(17)	17

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Year Ended December 31,
	2020		2019		2018
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$551	$80	$376	$120	$209	$360
Cash contribution from parent	62	217	590	129	200	960
Capital distribution to parent associated with the sale of CES	—	286	—	—	—	—
Capital distribution to parent associated with the Internal Spin (1)	—	—	—	28	—	1,473
Property, plant and equipment from parent (2)	36	23	—	—	—	—

(1)The capital distribution in 2019 associated with the Internal Spin is a result of the return to accrual for the periods of CERC’s ownership during 2018.

(2)Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(21) Leases

The Registrants adopted ASC 842, Leases, and all related amendments on January 1, 2019 using the modified retrospective transition method and elected not to recast comparative periods in the year of adoption as permitted by the standard. There was no adjustment to retained earnings as a result of transition. As a result, disclosures for periods prior to adoption will be presented in accordance with accounting standards in effect for those periods. The Registrants also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed them to carry forward the historical lease classification. Additionally, the Registrants elected the practical expedient related to land easements, which allows the carry forward of the accounting treatment for land easements on existing agreements. The total ROU assets obtained in exchange for new operating lease liabilities upon adoption were $22 million, $1 million and $19 million for CenterPoint Energy, Houston Electric and CERC, respectively. The Merger was completed on February 1, 2019, and as such the amounts recorded upon adoption are exclusive of Vectren’s leases.

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

The Registrants’ lease agreements are primarily equipment and real property leases, including land and office facility leases. The Registrants’ lease terms may include options to extend or terminate a lease when it is reasonably certain that those options will be exercised. CenterPoint Energy’s operating lease payments exclude approximately $847 million of legally-

binding undiscounted minimum lease payments for leases signed but not yet commenced. The Registrants have elected an accounting policy that exempts leases with terms of one year or less from the recognition requirements of ASC 842.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Statements of Consolidated Income, are as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$9	$—	$5	$7	$—	$4
Short-term lease cost	14	12	—	25	23	—
Total lease cost	$23	$12	$5	$32	$23	$4

The components of lease income were as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$5	$—	$2	$4	$2	$1
Variable lease income	1	—	—	2	—	—
Total lease income	$6	$—	$2	$6	$2	$1

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020			December 31, 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$31	$1	$19	$31	$1	$18
Total leased assets	$31	$1	$19	$31	$1	$18
Liabilities:
Current operating lease liability (2)	$6	$—	$3	$7	$—	$3
Non-current operating lease liability (3)	26	1	18	24	1	15
Total leased liabilities	$32	$1	$21	$31	$1	$18

Weighted-average remaining lease term (in years) - operating leases	6.0	4.0	7.5	6.5	5.2	7.1
Weighted-average discount rate - operating leases	3.14%	2.59%	3.36%	3.57%	3.52%	3.61%

(1)Reported within Other assets in the Registrants’ respective Consolidated Balance Sheets.

(2)Reported within Current other liabilities in the Registrants’ respective Consolidated Balance Sheets.

(3)Reported within Other liabilities in the Registrants’ respective Consolidated Balance Sheets.

As of December 31, 2020, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2021	$8	$1	$4
2022	6	—	4
2023	6	—	4
2024	4	—	3
2025	3	—	2
2026 and beyond	10	—	7
Total lease payments	37	1	24
Less: Interest	5	—	3
Present value of lease liabilities	$32	$1	$21

As of December 31, 2020, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2021	$4	$—	$1
2022	2	—	—
2023	2	—	—
2024	2	—	—
2025	2	—	—
2026 and beyond	8	—	—
Total lease payments to be received	$20	$—	$1

Other information related to leases is as follows. See Note 19 for information on ROU assets obtained in exchange for operating lease liabilities:

	Year Ended December 31, 2020
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$8	$1	$4

(22) Subsequent Events

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution
					(in millions)
Enable common units	February 12, 2021	February 22, 2021	March 1, 2021	$0.16525	$39
Enable Series A Preferred Units	February 12, 2021	February 12, 2021	February 12, 2021	0.62500	9
February 2021 Winter Storm Event

In February 2021, certain of our jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted, and may continue to impact, our businesses. In Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market. While demand for electricity reached extraordinary levels due to the extreme cold, the supply of electricity significantly decreased in part because of the inability of certain power generation facilities to supply electric power to the grid. Houston Electric does not own or operate any electric generation facilities. It transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. ERCOT serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. To comply with ERCOT’s orders, Houston Electric implemented controlled outages across its service territory, resulting in a substantial number of businesses and residents being without power, many for extended periods of time, in compliance with ERCOT’s directives as an emergency procedure to avoid prolonged large-scale state-wide blackouts and long-term damage to the electric system in Texas. In anticipation of this weather event, Houston Electric implemented its emergency operations plan’s processes and procedures necessary to respond to such events, including establishing an incident command center and calling for mutual assistance from other utilities where needed, among other measures. Throughout the February 2021 Winter Storm Event, Houston Electric remained in contact with its regulators and stakeholders, including federal, state and local officials, as well as the PUCT and ERCOT.

On February 21, 2021, in response to the 2021 February Winter Storm Event, the PUCT issued an order prohibiting REPs from sending a request to TDUs to disconnect such REPs’ customers for non-payment, effective February 21, 2021. As a result of this order, in event a request for disconnect is received from a REP, Houston Electric will not execute any such disconnect request until the PUCT issues orders for disconnects to resume.

The February 2021 Winter Storm Event also impacted wholesale prices CenterPoint Energy and CERC paid for their natural gas and their ability to service customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the price of natural gas purchased by CenterPoint Energy and CERC. On February 13, 2021, the Railroad Commission authorized each Texas natural gas distribution utility to record in a regulatory asset the extraordinary expenses associated with the February 2021 Winter Storm Event, including, but not limited to, natural gas cost and other costs related to the procurement and transportation of natural gas supply, subject to recovery in future regulatory proceedings. CenterPoint Energy’s and CERC’s Natural Gas utilities in their jurisdictions outside of Texas have natural gas cost recovery mechanisms to recover the increased cost of natural gas.

Various regulatory and governmental entities have announced that they intend to conduct inquiries, investigations and other reviews of the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, this event, including the electric generation shortfall issues. Entities that have already announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the Texas Attorney General, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service territory, among others entities. Like other Texas TDUs, Houston Electric may become involved in certain of these investigations, litigation or other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy and CERC may also be subject to litigation, and potential claims could include personal injury and property damage claims, lawsuits for impacts on businesses and other organizations and entities and shareholder claims, among other claims or litigation matters. CenterPoint Energy, Houston Electric and CERC are unable to predict the consequences of any such matters or to estimate a range of potential losses. On February 24, 2021, CERC received financing commitments totaling $1.7 billion on a 364-day term loan facility to bridge any working capital needs related to the February 2021 Winter Storm Event.

Enable Merger (CenterPoint Energy)

On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, resulting in the exchange of Enable common units owned by CenterPoint Energy at the transaction exchange ratio of 0.8595x Energy Transfer common units for each Enable common unit. CenterPoint Energy will also receive $5 million in cash in exchange for its interest in Enable GP and approximately $385 million of Energy Transfer Series G Preferred Units in exchange for all of its Enable Series A Preferred Units. The transactions contemplated under the Enable Merger Agreement are expected to be completed in the second half of 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of December 31, 2020 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of the Registrants’ management, including their respective principal executive officers and principal financial officers, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management has concluded, in each case, that their internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, CenterPoint Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of CenterPoint Energy’s internal control over financial reporting as of December 31, 2020 which is set forth below. This report is not applicable to Houston Electric or CERC as they are not accelerated or large accelerated filers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas
Opinion on Internal Control over Financial Reporting
 We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2021

Item 9B.Other Information

Compensatory Arrangements of Certain Officers (CenterPoint Energy)

Amendment to Change in Control Plan

On February 19, 2021, the Board of Directors of CenterPoint Energy approved the First Amendment to the previously adopted Change in Control Plan.

The Change in Control Plan continues to cover officers of CenterPoint Energy, including the Chief Executive Officer, the Chief Financial Officer and CenterPoint Energy’s other named executive officers, and provides for severance payments and other benefits in the event a “Covered Termination” (as defined in the Change in Control Plan) occurs three months prior to or within two years after the completion of a transaction that effects a “Change in Control” (as defined in the Change in Control Plan). One such benefit provided under the Change in Control Plan is an enhanced retirement benefit equal to the pay credits that would have otherwise accrued under the cash balance formula of the CenterPoint Energy Retirement Plan if the officer had remained employed through the severance period. However, participation in the CenterPoint Energy Retirement Plan was closed for all non-union employees hired or rehired on or after January 1, 2020. Because officers hired or rehired on or after the such date are not eligible for the CenterPoint Energy Retirement Plan, the First Amendment provides that the enhanced retirement benefit under the Change in Control Plan for such officers will instead be an amount equal to the employer non-matching contributions that the officers would otherwise have received under the CenterPoint Energy Savings Plan if the officers had remained employed through the severance period. Benefits under the Change in Control Plan, including the enhanced retirement benefit as amended by the First Amendment, continue to be subject to a “double trigger” because both a Change in Control and termination of the participant’s employment are required for the participant to qualify for benefits.

The foregoing summary is qualified in its entirety by the First Amendment, which is filed as Exhibit 10(t)(2) hereto and incorporated herein by reference.

Amendments to Forms of Award Agreement under Long-Term Incentive Plan

On February 19, 2021 and February 24, 2021, the Compensation Committee approved new forms of award agreement under CenterPoint Energy’s LTIP for restricted stock unit awards, including a new form of award agreement for restricted stock unit awards for the Chief Executive Officer. The newly approved forms of award agreement condition the otherwise time-based grants under the LTIP upon CenterPoint Energy’s achievement of performance goals established by the Compensation Committee. With respect to certain such grants beginning in 2021, the Compensation Committee has established a performance goal requiring positive operating income in the last full calendar year of the restricted period as a condition for vesting. With respect to payouts related to retirement (age 55 or greater with at least five years of service or, for the Chief Executive Officer, at least three years of service), such retirement payouts will be subject to the performance goals established by the Compensation Committee and will occur after determination of achievement at the end of the three-year vesting cycle.

The description of the forms of award agreement, as amended, are qualified in their entirety by reference to the full text of the respective form of restricted stock unit award agreement, which are included as Exhibits 10(q)(12) and 10(q)(13) hereto and incorporated herein by reference.

Compensatory Arrangements of Certain Officers

On February 19, 2021, the Compensation Committee determined that Milton Carroll, Executive Chairman of CenterPoint Energy, will be eligible to participate in CenterPoint Energy’s STIP. His short-term incentive compensation target is 75% of base salary. The Compensation Committee also approved a cash bonus of $881,475 for Mr. Carroll, payable in March 2021.

On February 19, 2021, the Compensation Committee approved an award under CenterPoint Energy’s STIP of $2,463,750 for David J. Lesar, President and Chief Executive Officer of CenterPoint Energy, based on a full year of his base salary.
PART III

Item 10.Directors, Executive Officers and Corporate Governance

For CenterPoint Energy, the information called for by Item 10, to the extent not set forth in “Information About Our Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2021 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 11.Executive Compensation

For CenterPoint Energy, the information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2021 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For CenterPoint Energy, the information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2021 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 13.Certain Relationships and Related Transactions, and Director Independence

For CenterPoint Energy, the information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2021 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K. See Note 11 for information related to CenterPoint Energy’s affiliate transactions.

For Houston Electric and CERC, the information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 14.Principal Accounting Fees and Services

For CenterPoint Energy, the information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2021 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Aggregate fees billed to Houston Electric and CERC during the year ended December 31, 2020 and 2019 by their principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2020		2019
	Houston Electric	CERC	Houston Electric	CERC
Audit fees (1)	$658,965	$907,560	$884,400	$1,419,000
Audit-related fees (2)	343,000	172,500	371,500	130,500
Total audit and audit-related fees	1,001,965	1,080,060	1,255,900	1,549,500
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total fees	$1,001,965	$1,080,060	$1,255,900	$1,549,500

(1)For 2020 and 2019, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)For 2020 and 2019, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Houston Electric and CERC each are not required to have, and do not have, an audit committee.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing for CenterPoint Energy as Exhibit 99.1.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2020.

The following schedules are omitted by the Registrants because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 195, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

Item 16. Form 10-K Summary
    None.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2020

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(a)	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (Texas Genco), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1	X
2(b)	—	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	X
2(c)(1)	—	Agreement and Plan of Merger among CERC, Houston Lighting and Power Company (“HL&P”), HI Merger, Inc. and NorAm Energy Corp. (“NorAm”) dated August 11, 1996	Houston Industries’ (“HI’s”) Form 8-K dated August 11, 1996	1-7629	2			X
2(c)(2)	—	Amendment to Agreement and Plan of Merger among CERC, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996	Registration Statement on Form S-4	333-11329	2(c)			X
2(d)	—	Agreement and Plan of Merger dated December 29, 2000 merging Reliant Resources Merger Sub, Inc. with and into Reliant Energy Services, Inc.	Registration Statement on Form S-3	333-54526	2			X
2(e)	—	Master Formation Agreement dated March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC.	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(f)	—	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	X
2(g)	—	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	X		X
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	X
3(b)	—	Articles of Conversion of Reliant Energy Incorporated	Houston Electric’s Form 8-K dated August 31, 2002	1-3187	3(a)		X
3(c)	—	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		X
3(d)	—	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			X
3(e)	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			X
3(f)	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			X
3(g)	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			X
3(h)	—	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	X
3(i)	—	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		X
3(j)	—	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			X
3(k)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3(l)	—	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	X
3(m)	—	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	X
3(n)	—	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	X
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1	X
4(b)	—	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	X
4(c)	—	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3(l))	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	X
4(d)	—	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	X
4(e)	—	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4(d))	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	X
4(f)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(g)(1)	—	Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto	HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)	X	X
4(g)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(g)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)	X	X
4(g)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(g)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)	X	X
4(g)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(g)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4	X	X
4(g)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(g)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4	X	X
4(g)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(g)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4	X	X
4(g)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(g)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4	X	X
4(g)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(g)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)	X	X
4(g)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(g)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)	X	X
4(h)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)	X	X
4(h)(2)	—	Second Supplemental Indenture to Exhibit 4(h)(1), dated as of October 10, 2002	Houston Electric’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(h)(3)	—	Third Supplemental Indenture to Exhibit 4(h)(1), dated as of October 10, 2002	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)	X	X
4(h)(4)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)	X	X
4(h)(5)	—	Ninth Supplemental Indenture to Exhibit 4(h)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)	X	X
4(h)(6)	—	Tenth Supplemental Indenture to Exhibit 4(h)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1	X	X
4(h)(7)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2	X	X
4(h)(8)	—	Eleventh Supplemental Indenture to Exhibit 4(h)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2	X	X
4(h)(9)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1	X	X
4(h)(10)	—	Twentieth Supplemental Indenture to Exhibit 4(h)(1), dated as of December 9, 2008	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2	X	X
4(h)(11)	—	Twenty-Second Supplemental Indenture to Exhibit 4(h)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)	X	X
4(h)(12)	—	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)	X	X
4(h)(13)	—	Twenty-Third Supplemental Indenture to Exhibit 4(h)(1) dated as of March 17, 2014	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10	X	X
4(h)(14)	—	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(h)(15)	—	Twenty-Fourth Supplemental Indenture to Exhibit 4(h)(1) dated as of May 18, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.5	X	X
4(h)(16)	—	Officer’s Certificate, dated as of May 18, 2016, setting forth the form, terms and provisions of the Twenty-Fifth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.6	X	X
4(h)(17)	—	Twenty-Fifth Supplemental Indenture to Exhibit 4(h)(1) dated as of August 11, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5	X	X
4(h)(18)	—	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6	X	X
4(h)(19)	—	Twenty-Sixth Supplemental Indenture to Exhibit 4(h)(1) dated as of January 12, 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)	X	X
4(h)(20)	—	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)	X	X
4(h)(21)	—	Twenty-Seventh Supplemental Indenture to Exhibit 4(h)(1) dated as of February 28, 2018	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.9	X	X
4(h)(22)	—	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.10	X	X
4(h)(23)	—	Twenty-Eighth Supplemental Indenture to Exhibit 4(h)(1) dated as of January 15, 2019	Houston Electric’s Form 8-K dated January 10, 2019	1-3187	4.4	X	X
4(h)(24)	—	Officer’s Certificate, dated as of January 15, 2019, setting forth the form, terms and provisions of the Twenty-Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2018	1-31447	4(h)(24)	X	X
4(h)(25)	—	Twenty-Ninth Supplemental Indenture to Exhibit 4(h)(1) dated as of June 5, 2020	Houston Electric’s Form 8-K dated June 2, 2020	1-3187	4.4	X	X
4(h)(26)	—	Officer’s Certificate, dated as of June 5, 2020, setting forth the form, terms and provisions of the Thirtieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2020	1-31447	4.26	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(i)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1	X		X
4(i)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(i)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)	X		X
4(i)(3)	—	Supplemental Indenture No. 12 to Exhibit 4(i)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9	X		X
4(i)(4)	—	Supplemental Indenture No. 14 to Exhibit 4(i)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)	X		X
4(i)(5)	—	Supplemental Indenture No. 16 to Exhibit 4(i)(1) dated as of August 23, 2017, providing for the issuance of CERC Corp.’s 4.10% Senior Notes due 2047	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.11	X		X
4(i)(6)	—	Supplemental Indenture No. 17 to Exhibit 4(i)(1) dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028	CERC’s Form 10-Q for the quarter ended March 31, 2018	1-13265	4.4	X		X
4(i)(7)	—	Supplemental Indenture No. 18 to Exhibit 4(i)(1), dated as of October 1, 2020, providing for the issuance of CERC Corp.’s 1.75% Senior Notes due 2030	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2020	1-31447	4.23	X		X
4(j)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	X
4(j)(2)	—	Supplemental Indenture No. 9 to Exhibit 4(j)(1), dated as of August 10, 2017, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2022	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.9	X
4(j)(3)	—	Supplemental Indenture No. 10 to Exhibit 4(j)(1), dated as of October 5, 2018, providing for the issuance of CenterPoint Energy’s 3.60% Senior Notes due 2021, 3.85% Senior Notes due 2024 and 4.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2018	1-31447	4.14	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(j)(4)	—	Supplemental Indenture No. 11 to Exhibit 4.19, dated as of August 14, 2019, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2024, 2.95% Senior Notes due 2030 and 3.70% Senior Notes due 2049	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2019	1-31447	4.2	X
4(k)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1	X
4(k)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(k)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2	X
4(k)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(k)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)	X
4(k)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(k)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)	X
4(l)	—	$2,400,000,000 Amended and Restated Credit Agreement dated as of February 4, 2021 among CenterPoint Energy, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.1	X
4(m)	—	$300,000,000 Credit Agreement dated as of February 4, 2021 among Houston Electric, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.2	X	X
4(n)	—	$900,000,000 Credit Agreement dated as of February 4, 2021 among CERC Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.3	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(o)	—
$400,000,000 Credit Agreement dated as of February 4, 2021 among Vectren Utility $400,000,000 Credit Agreement dated as of February 4, 2021 among VUHI, as Borrower, Indiana Gas, SIGECO and VEDO, as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto , Inc., as Borrower, Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto
			CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.4	X
4(p)(1)	—	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	X
4(q)(1)	—	Mortgage and Deed of Trust dated as of April 1, 1932 between SIGECO and Bankers Trust Company, as Trustee, as amended and supplemented by 28 Supplemental Indentures thereto	Post-Effective Amendment No. 1 Form 8-K dated June 1, 1984 Form 8-K dated March 24, 1986 Form 8-K dated June 3, 1986	2-2536 2-62032 2-88923 1-3553 1-3553 1-3553	B-1, B-2 (b)(4)(ii) 4(b)(2) 4 4-A 4	X X X X X X
4(q)(2)	—	Additional Supplemental Indentures to Exhibit 4(q)(1)				X
		Date as of	File Reference	Exhibit No.
		July 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
		November 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
		November 15, 1986	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
		January 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
		December 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1987	4-A
		December 13, 1990	1-3553, SIGECO’s Form 10-K for the fiscal year 1990	4-A
		April 1, 1993	1-3553, SIGECO’s Form 8-K dated April 13, 1993	4

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
	June 1, 1993	1-3553, SIGECO’s Form 8-K dated June 14, 1993	4
	May 1, 1993	1-3553, SIGECO’s Form 10-K for the fiscal year 1993	4(a)
	July 1, 1999	1-3553, SIGECO’s Form 10-Q for the quarter ended June 30, 1999	4(a)
	March 1, 2000	1-15467, Vectren’s Form 10-K for the year ended December 31, 2001	4.1
	August 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.1
	October 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.2
	April 1, 2005	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.1
	Date as of	File Reference	Exhibit No.
	March 1, 2006	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.2
	December 1, 2007	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.3
	August 1, 2009	1-15467, Vectren’s Form 10-K for the year ended December 31, 2009	4.1
	April 1, 2013	1-15467, Vectren’s Form 8-K dated April 30, 2013	4.1
	September 1, 2014	1-15467, Vectren’s Form 8-K dated September 25, 2014	4.1
	September 1, 2015	1-15467, Vectren’s Form 8-K dated September 10, 2015	4.1

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(r)(1)	—	Indenture dated February 1, 1991 between Indiana Gas Company, Inc. and U.S Bank Trust National Association (formerly known as First Trust National Association, which was formerly known as Bank of America Illinois, which was formerly known as Continental Bank, National Association)	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(a)	X
4(r)(2)	—	First Supplemental Indenture to Exhibit 4(r)(1), dated as of February 15, 1991	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(b)	X
4(r)(3)	—	Second Supplemental Indenture to Exhibit 4(r)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(b)	X
4(r)(4)	—	Third Supplemental Indenture to Exhibit 4(r)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(c)	X
4(r)(5)	—	Fourth Supplemental Indenture to Exhibit 4(r)(1), dated as of December 2, 1992	Indiana Gas’s Form 8-K filed December 8, 1992	1-6494	4(b)	X
4(r)(6)	—	Fifth Supplemental Indenture to Exhibit 4(r)(1), dated as of December 28, 2000	Indiana Gas’s Form 8-K filed December 27, 2000	1-6494	4	X
4(s)(1)	—	Indenture dated October 19, 2001, among VUHI, Indiana Gas, SIGECO, VEDO and U.S. Bank Trust National Association	VUHI’s Form 8-K dated October 19, 2001	1-16739	4.1	X
4(s)(2)	—	First Supplemental Indenture to Exhibit 4(v)(1), dated October 19, 2001	VUHI’s Form 8-K dated October 19, 2001	1-16739	4.2	X
4(s)(3)	—	Second Supplemental Indenture to Exhibit 4(s)(1)	VUHI’s Form 8-K dated November 29, 2001	1-16739	4.1	X
4(s)(4)	—	Third Supplemental Indenture to 4(s)(1), dated July 29, 2003	VUHI’s Form 8-K dated July 24, 2003	1-16739	4.1	X
4(s)(5)	—	Fourth Supplemental Indenture to Exhibit 4(s)(1), dated November 21, 2005	VUHI’s Form 8-K dated November 18, 2005	1-16739	4.1	X
4(s)(6)	—	Form of Fifth Supplemental Indenture to Exhibit 4(s)(1), dated October 18, 2006	VUHI’s Form 8-K dated October 16, 2006	1-16739	4.1	X
4(s)(7)	—	Sixth Supplemental Indenture to Exhibit 4(s)(1), dated March 10, 2008	VUHI’s Form 8-K dated March 10, 2008	1-16739	4.1	X
4(t)	—	Note Purchase Agreement, dated April 5, 2011, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated April 8, 2011	1-15467	4.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(u)	—	Note Purchase Agreement, dated November 15, 2011, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated November 17, 2011	1-15467	4.1	X
4(v)	—	Note Purchase Agreement, dated December 20, 2012, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated December 21, 2012	1-15467	4.1	X
4(w)	—	Note Purchase Agreement, dated August 22, 2013, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated August 22, 2013	1-15467	4.1	X
4(x)	—	Note Purchase Agreement, dated June 11, 2015, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated June 12, 2015	1-15467	4.1	X
4(y)	—	Note Purchase Agreement, dated June 11, 2015, between VCC, Vectren and each of the purchasers named therein	Vectren’s Form 8-K dated June 12, 2015	1-15467	4.2	X
4(z)	—	Bond Purchase and Covenants Agreement, dated September 14, 2017, between SIGECO and PNC Bank, National Association	Vectren’s Form 8-K dated September 25, 2017	1-15467	4.1	X
4(aa)	—	Joinder and First Amendment to Bond Purchase and Covenants Agreement dated March 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.1	X
4(bb)	—	Second Amendment to Bond Purchase and Covenants Agreement dated May 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.2	X
4(cc)	—	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, L.P., dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.1	X
4(dd)	—	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., BEP Special Situations 2 LLC and BEP Special Situations IV LLC, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.2	X
4(ee)	—	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.3	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(ff)	—	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.4	X
4(gg)	—	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.5	X
†4(hh)	—	Description of CenterPoint Energy’s Securities				X
†4(ii)	—	Description of Houston Electric’s Securities					X
†4(jj)	—	Description of CERC’s Securities						X
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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(a)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3	X
*10(b)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1	X
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4	X
*10(c)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1	X
*10(d)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4	X
*10(d)(2)	—	First Amendment to Exhibit 10(d)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(e)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3	X
*10(e)(2)	—	First Amendment to Exhibit 10(e)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6	X
*10(e)(3)		Second Amendment to Exhibit 10(b)(1), effective as of January 1, 2020	CenterPoint Energy’s Form 8-K dated December 9, 2019	1-31447	10.1	X
*10(f)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5	X
10(g)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2	X
10(g)(2)	—	Amendment to Exhibit 10(g)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)	X
†10(h)	—	Summary of Certain Compensation Arrangements of the Executive Chairman of the Board				X
10(i)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1	X
10(i)(2)	—	First Amendment to Exhibit 10(i)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)	X
10(i)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5	X
10(i)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6	X
10(i)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(j)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)	X
10(j)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)	X
10(j)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)	X
*10(k)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2	X
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4	X
*10(l)(1)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3	X
*10(l)(2)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	X
*10(m)	—	CenterPoint Energy Short Term Incentive Plan, as amended and restated effective January 1, 2019	CenterPoint Energy’s Form 10-K for the year ended December 31, 2018	1-31447	10(m)	X
*10(n)(1)	—	Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.1	X
*10(n)(2)		First Amendment to Exhibit 10(n)(1), dated as of February 19, 2020	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(n)(2)	X
10(o)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1	X	X
10(p)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(p)(2)	—	First Amendment to Exhibit 10(p)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3	X
*10(q)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A	X
*10(q)(2)	—	Form of Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(2)	X
*10(q)(3)	—	Form of Performance Award Agreement for Executive Chairman 20XX - 20XX Performance Cycle under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.4	X
*10(q)(4)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.2	X
*10(q)(5)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(5)	X
*10(q)(6)	—	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.4	X
*10(q)(7)	—	Form of Executive Chairman Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.7	X
*10(q)(8)	—	Form of Performance Award Agreement for the Chief Executive Officer under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.2	X
*10(q)(9)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.3	X
*10(q)(10)	—	Form of Award Agreement for Performance Share Units for Named Executive Officers (Separation) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.1	X
*10(q)(11)	—	Form of Award Agreement for Restricted Stock Units for Named Executive Officers (Separation) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.2	X
†*10(q)(12)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting with Performance Goals) under Exhibit 10(q)(1)				X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†*10(q)(13)	—	Form of Restricted Stock Unit Award Agreement for CEO (Service-Based Vesting with Performance Goals) under Exhibit 10(q)(1)				X
*10(q)(14)	—	Form of Restricted Stock Unit Award Agreement (Fully Vested) under Exhibit 10(q)(1)	CenterPoint Energy’s Form 8-K/A dated February 19, 2020	1-31447	10.1	X
†10(r)	—	Summary of Non-Employee Director Compensation				X
†10(s)	—	Summary of Senior Executive Officer Compensation				X
*10(t)(1)	—	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	X
†*10(t)(2)	—	First Amendment to Exhibit 10(t)(1)				X
*10(u)	—	Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(zz)	X
*10(v)	—	Vectren Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001	Vectren’s Form 10-K for the year end December 31, 2001	1-15467	10.32	X
*10(w)	—	Vectren Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Vectren’s Form 8-K dated September 29, 2008	1-15467	10.3	X
*10(x)	—	Vectren Nonqualified Defined Benefit Restoration Plan, as amended and restated effective January 1, 2005	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.2	X
*10(y)	—	Vectren specimen change in control agreement dated December 31, 2011	Vectren’s Form 8-K dated January 5, 2012	1-15467	10.1	X
*10(z)	—	Amendment Number One to the Vectren specimen change in control agreement dated December 31, 2012	Vectren’s Form 10-K for the year end December 31, 2012	1-15467	10.1	X
*10(aa)	—	Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees (As Amended and Restated Effective January 1, 2005)	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(bb)	—	Vectren Specimen Waiver, effective October 3, 2013, to the Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees	Vectren’s Form 10-Q for the quarter ended September 30, 2013	1-15467	10.1	X
10(cc)	—	Master Formation Agreement, dated as of March 14, 2013, among CenterPoint Energy, OGE, Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X
10(dd)	—	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP, dated November 14, 2017	CenterPoint Energy’s Form 8-K dated November 14, 2017	1-31447	10.1	X
10(ee)	—	Third Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated June 22, 2016	CenterPoint Energy’s Form 8-K dated June 22, 2016	1-31447	10.2	X
10(ff)	—	Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services (CEFS), CERC Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.3	X
10(gg)	—	Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, OGE, Enogex Holdings LLC and CEFS	CenterPoint Energy’s Form 8-K dated May 1, 2013	1-31447	10.4	X
10(hh)	—	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee	CERC’s Form 8-K dated May 27, 2014	1-13265	10.1			X
10(ii)	—	First Supplemental Indenture, dated as of May 27, 2014, among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee	CERC’s Form 8-K dated May 27, 2014	1-13265	10.2			X
10(jj)	—	Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers	CERC’s Form 8-K dated May 27, 2014	1-13265	10.3			X
10(kk)	—	Purchase Agreement dated January 28, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated January 28, 2016	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(ll)	—	Registration Rights Agreement dated as of February 18, 2016 by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	CenterPoint Energy’s Form 8-K dated February 18, 2016	1-31447	10.2	X
10(mm)	—	Governance Arrangement Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	10.1	X
10(nn)	—	Offer Letter between CenterPoint Energy and David J. Lesar	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.1	X
10(oo)	—	Offer Letter between CenterPoint Energy and Jason P. Wells	CenterPoint Energy’s Form 8-K dated September 15, 2020	1-31447	10.1	X
10(pp)	—	Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.1	X
10(qq)	—	Form of Registration Rights Agreement, to be dated as of the Closing Date, by and among Energy Transfer LP and certain unitholders of Enable Midstream Partners, LP as set forth on Schedule I thereto	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.2	X
†21	—	Subsidiaries of CenterPoint Energy				X
†23.1.1	—	Consent of Deloitte & Touche LLP				X
†23.1.2	—	Consent of Deloitte & Touche LLP					X
†23.1.3	—	Consent of Deloitte & Touche LLP						X
†23.2	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of Enable Midstream Partners, LP				X
†31.1.1	—	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				X
†31.1.2	—	Rule 13a-14(a)/15d-14(a) Certification of Kenneth M. Mercado					X
†31.1.3	—	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						X
†31.2.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†31.2.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					X
†31.2.3	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						X
†32.1.1	—	Section 1350 Certification of David J. Lesar				X
†32.1.2	—	Section 1350 Certification of Kenneth M. Mercado					X
†32.1.3	—	Section 1350 Certification of Scott E. Doyle						X
†32.2.1	—	Section 1350 Certification of Jason P. Wells				X
†32.2.2	—	Section 1350 Certification of Jason P. Wells					X
†32.2.3	—	Section 1350 Certification of Jason P. Wells						X
99.1	—	Financial Statements of Enable Midstream Partners, LP as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	Part II, Item 8 of Enable Midstream Partners, LP’s Form 10-K for the year ended December 31, 2020	001-36413	Item 8	X
†101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X	X	X
†101.SCH	—	Inline XBRL Taxonomy Extension Schema Document				X	X	X
†101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X	X	X
†101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document				X	X	X
†101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document				X	X	X
†101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X	X	X
†104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X	X	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 25th day of February, 2021.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ David J. Lesar
David J. Lesar
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title
/s/ DAVID J. LESAR	President, Chief Executive Officer and
David J. Lesar	Director (Principal Executive Officer and Director)

/s/ JASON P. WELLS	Executive Vice President and Chief
Jason P. Wells	Financial Officer (Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief
Kristie L. Colvin	Accounting Officer (Principal Accounting Officer)

/s/ MILTON CARROLL	Executive Chairman of the Board of Directors
Milton Carroll

/s/ LESLIE D. BIDDLE	Director
Leslie D. Biddle

/s/ WENDOLYNN MONTOYA CLOONAN	Director
Wendolynn Montoya Cloonan

/s/ EARL M. CUMMINGS	Director
Earl M. Cummings

/s/ SCOTT J. MCLEAN	Director
Scott J. McLean

/s/ MARTIN H. NESBITT	Director
Martin H. Nesbitt

/s/ THEODORE F. POUND	Director
Theodore F. Pound

/s/ SUSAN O. RHENEY	Director
Susan O. Rheney

/s/ PHILLIP R. SMITH	Director
Phillip R. Smith

/s/ BARRY T. SMITHERMAN	Director
Barry T. Smitherman

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ KENNETH M. MERCADO
Kenneth M. Mercado
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ KENNETH M. MERCADO	Manager, President and Chief Executive Officer
(Kenneth M. Mercado)	(Principal Executive Officer)

/s/ JASON P. WELLS	Executive Vice President and Chief Financial Officer
(Jason P. Wells)	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
(Kristie L. Colvin)	(Principal Accounting Officer)

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ SCOTT E. DOYLE
Scott E. Doyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ SCOTT E. DOYLE	Chairman, President and Chief Executive Officer
(Scott E. Doyle)	(Principal Executive Officer and Director)

/s/ JASON P. WELLS	Executive Vice President and Chief Financial Officer
(Jason P. Wells)	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
(Kristie L. Colvin)	(Principal Accounting Officer)