Form 10-Q
period 2021-03-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2021-05-06
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of April 29, 2021:

CenterPoint Energy, Inc.	580,495,853	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AMA	Asset Management Agreement
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ARP	Alternative revenue program
ARPA	American Rescue Plan Act of 2021
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
Bcf	Billion cubic feet
Bond Companies	Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
Capital Dynamics	Capital Dynamics, Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNG	Compressed Natural Gas
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
COVID-19	Novel coronavirus disease 2019 and related global outbreak that was subsequently declared a pandemic by the World Health Organization
COVID-19 ERP	COVID-19 Electricity Relief Program
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment

GLOSSARY
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
Elk GP Merger Sub	Elk GP Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Elk Merger Sub	Elk Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Merger	The proposed merger of Elk Merger Sub with and into Enable and the merger of Elk GP Merger Sub with and into Enable GP, in each case on the terms and subject to the conditions set forth in the Enable Merger Agreement, with Enable and Enable GP surviving as wholly-owned subsidiaries of Energy Transfer
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub LLC, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition, LLC (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) resulting in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GSR	Gas Supply Rate
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management

GLOSSARY
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Infrastructure Services	Provided underground pipeline construction and repair services through VISCO and its wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LPSC	Louisiana Public Service Commission
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc., a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MLP	Master Limited Partnership
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MW	Megawatts
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids
NOLs	Net operating losses
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
Posey Solar	Posey Solar, LLC, a special purpose entity
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976

GLOSSARY
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Tenaska	Tenaska Wind Holdings, LLC
Texas RE	Texas Reliability Entity
TOB	Tariffed On Bill
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, formerly a wholly-owned subsidiary of Vectren
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
v

GLOSSARY
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both March 31, 2021 and December 31, 2020, consisted of AT&T Common and Charter Common
2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 25, 2021

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
◦economic effects of the actions of certain crude oil-exporting countries and the Organization of Petroleum Exporting Countries, which have resulted in a substantial decrease in oil and natural gas prices, and the combined impact of these events and COVID-19 on commodity prices;
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
◦changes in tax status; and
•access to debt and equity capital;
•the integration of the businesses acquired in the Merger, including the integration of technology systems; the outcome of shareholder litigation filed against Vectren that could reduce the benefits of the Merger; the ability to realize additional benefits and commercial opportunities from the Merger, including the development of new opportunities and the performance of projects undertaken by ESG, which are subject to, among other factors, the level of success in bidding contracts and cancellation and/or reductions in the scope of projects by customers, and obligations related to warranties, guarantees and other contractual and legal obligations;
•the recording of impairment charges;
•industrial, commercial and residential growth in our service territories and changes in market demand, including the demand for our non-utility products and services and effects of energy efficiency measures and demographic patterns;
•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including the timing and recovery of natural gas purchase costs associated with the February 2021 Winter Storm Event;
•future economic conditions in regional and national markets and their effect on sales, prices and costs;
•weather variations and other natural phenomena, including the impact of severe weather events on operations and capital, including impacts from the February 2021 Winter Storm Event;
•CenterPoint Energy’s or Enable’s business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses, including the announced sale of our Natural Gas businesses in

Arkansas and Oklahoma, which we cannot assure will be completed or will have the anticipated benefits to us, and the Enable Merger, which we cannot assure will be completed or will have the anticipated benefits to us or Enable;
•the outcome of litigation, including litigation related to the February 2021 Winter Storm Event;
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
•volatility and a substantial decline in the markets for oil and natural gas as a result of the actions of certain crude-oil exporting countries and the Organization of Petroleum Exporting Countries and reduced worldwide consumption due to the COVID-19 pandemic;
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
•tax legislation, including the effects of the CARES Act and of the TCJA (which includes but is not limited to any potential changes to tax rates, tax credits and/or interest deductibility), as well as any changes in tax laws under the Biden administration, and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
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
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K, which are incorporated herein by reference, and in other reports the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in millions, except per share amounts)
Revenues:
Utility revenues	$2,484	$2,073
Non-utility revenues	63	94
Total	2,547	2,167
Expenses:
Utility natural gas, fuel and purchased power	935	609
Non-utility cost of revenues, including natural gas	40	64
Operation and maintenance	669	674
Depreciation and amortization	307	282
Taxes other than income taxes	143	136
Goodwill impairment	—	185
Total	2,094	1,950
Operating Income	453	217
Other Income (Expense):
Loss on marketable securities	(23)	(144)
Gain on indexed debt securities	26	135
Interest expense and other finance charges	(113)	(139)
Interest expense on Securitization Bonds	(6)	(8)
Equity in earnings (loss) of unconsolidated affiliates, net	108	(1,475)
Other income (expense), net	(8)	14
Total	(16)	(1,617)
Income (Loss) from Continuing Operations Before Income Taxes	437	(1,400)
Income tax expense (benefit)	74	(347)
Income (Loss) from Continuing Operations	363	(1,053)
Loss from Discontinued Operations (net of tax benefit of $-0- and $17, respectively)	—	(146)
Net Income (Loss)	363	(1,199)
Income allocated to preferred shareholders	29	29
Income (Loss) Available to Common Shareholders	$334	$(1,228)

Basic earnings (loss) per common share - continuing operations	$0.56	$(2.15)
Basic earnings (loss) per common share - discontinued operations	—	(0.29)
Basic Earnings (Loss) Per Common Share	0.56	(2.44)
Diluted earnings (loss) per common share - continuing operations	$0.56	$(2.15)
Diluted earnings (loss) per common share - discontinued operations	—	(0.29)
Diluted Earnings (Loss) Per Common Share	$0.56	$(2.44)

Weighted Average Common Shares Outstanding, Basic	552	502
Weighted Average Common Shares Outstanding, Diluted	631	502

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Net Income (Loss)	$363	$(1,199)
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0- and $1)	2	1
Other comprehensive income (loss) from unconsolidated affiliates (net of tax of $-0- and $-0-)	1	(3)
Total	3	(2)
Comprehensive income (loss)	366	(1,201)
Income allocated to preferred shareholders	29	29
Comprehensive income (loss) available to common shareholders	$337	$(1,230)

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents ($142 and $139 related to VIEs, respectively)	$146	$147
Investment in marketable securities	848	871
Accounts receivable ($24 and $23 related to VIEs, respectively), less allowance for credit losses of $65 and $52, respectively	780	676
Accrued unbilled revenues, less allowance for credit losses of $4 and $5, respectively	343	505
Natural gas and coal inventory	67	203
Materials and supplies	310	297
Taxes receivable	79	82
Prepaid expenses and other current assets ($16 and $15 related to VIEs, respectively)	646	139
Total current assets	3,219	2,920
Property, Plant and Equipment:
Property, plant and equipment	32,991	32,514
Less: accumulated depreciation and amortization	10,252	10,152
Property, plant and equipment, net	22,739	22,362
Other Assets:
Goodwill	4,697	4,697
Regulatory assets ($597 and $633 related to VIEs, respectively)	3,795	2,094
Investment in unconsolidated affiliates	853	783
Preferred units – unconsolidated affiliate	363	363
Other non-current assets	240	252
Total other assets	9,948	8,189
Total Assets	$35,906	$33,471

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2021	December 31, 2020
	(in millions, except share amounts)
Current Liabilities:
Short-term borrowings	$—	$24
Current portion of VIE Securitization Bonds long-term debt	212	211
Indexed debt, net	13	15
Current portion of other long-term debt	1,563	1,669
Indexed debt securities derivative	927	953
Accounts payable	797	853
Taxes accrued	229	265
Interest accrued	119	145
Dividends accrued	—	136
Customer deposits	120	119
Non-trading derivative liabilities	2	3
Other current liabilities	344	432
Total current liabilities	4,326	4,825
Other Liabilities:
Deferred income taxes, net	3,687	3,603
Non-trading derivative liabilities	14	27
Benefit obligations	675	680
Regulatory liabilities	3,407	3,448
Other non-current liabilities	1,033	1,019
Total other liabilities	8,816	8,777
Long-term Debt:
VIE Securitization Bonds, net	499	536
Other long-term debt, net	13,549	10,985
Total long-term debt, net	14,048	11,521
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 2,402,400 shares outstanding, $2,402 liquidation preference (Note 19)	2,363	2,363
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 551,865,588 shares and 551,355,861 shares outstanding, respectively	6	6
Additional paid-in capital	6,916	6,914
Accumulated deficit	(482)	(845)
Accumulated other comprehensive loss	(87)	(90)
Total shareholders’ equity	8,716	8,348
Total Liabilities and Shareholders’ Equity	$35,906	$33,471

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$363	$(1,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	307	282
Amortization of deferred financing costs	7	7
Deferred income taxes	66	(377)
Goodwill impairment and loss from reclassification to held for sale	—	214
Goodwill impairment	—	185
Unrealized loss on marketable securities	23	144
Gain on indexed debt securities	(26)	(135)
Write-down of natural gas inventory	—	3
Equity in (earnings) losses of unconsolidated affiliates	(108)	1,475
Distributions from unconsolidated affiliates	39	70
Pension contributions	(8)	(2)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	29	236
Inventory	99	110
Taxes receivable	3	13
Accounts payable	(55)	(192)
Non-trading derivatives, net	(14)	(53)
Margin deposits, net	—	21
Interest and taxes accrued	(62)	(95)
Net regulatory assets and liabilities	(2,297)	(27)
Other current assets	—	(5)
Other current liabilities	(59)	(37)
Other non-current assets	—	19
Other non-current liabilities	17	1
Other, net	(5)	4
Net cash provided by (used in) operating activities	(1,681)	662
Cash Flows from Investing Activities:
Capital expenditures	(594)	(664)
Distributions from unconsolidated affiliate in excess of cumulative earnings	—	7
Other, net	(10)	3
Net cash used in investing activities	(604)	(654)
Cash Flows from Financing Activities:
Proceeds from (payments of) commercial paper, net	38	(828)
Proceeds from long-term debt	2,795	—
Payments of long-term debt	(388)	(63)
Borrowings from revolving credit facilities	—	1,050
Payment of debt issuance costs	(20)	—
Payment of dividends on Common Stock	(88)	(145)
Payment of dividends on Preferred Stock	(48)	(42)
Other, net	(4)	(4)
Net cash provided by (used in) financing activities	2,285	(32)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	—	(24)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	167	271
Cash, Cash Equivalents and Restricted Cash at End of Period	$167	$247

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
	(in millions of dollars and shares)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	3	$2,363	2	$1,740
Balance, end of period	3	2,363	2	1,740
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	551	6	502	5
Issuances related to benefit and investment plans	1	—	—	—
Balance, end of period	552	6	502	5
Additional Paid-in-Capital
Balance, beginning of period		6,914		6,080
Issuances related to benefit and investment plans		2		6
Balance, end of period		6,916		6,086
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		(845)		632
Net income (loss)		363		(1,199)
Common Stock dividends declared (see Note 19)		—		(145)
Preferred Stock dividends declared (see Note 19)		—		(42)
Adoption of ASU 2016-13		—		(7)
Balance, end of period		(482)		(761)
Accumulated Other Comprehensive Loss
Balance, beginning of period		(90)		(98)
Other comprehensive income (loss)		3		(2)
Balance, end of period		(87)		(100)
Total Shareholders’ Equity		$8,716		$6,970

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues	$684	$634
Expenses:
Operation and maintenance	373	359
Depreciation and amortization	141	129
Taxes other than income taxes	63	64
Total	577	552
Operating Income	107	82
Other Income (Expense):
Interest expense and other finance charges	(45)	(41)
Interest expense on Securitization Bonds	(6)	(8)
Other income, net	5	5
Total	(46)	(44)
Income Before Income Taxes	61	38
Income tax expense	8	5
Net Income	$53	$33

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income	$53	$33
Comprehensive income	$53	$33

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents ($142 and $139 related to VIEs, respectively)	$143	$139
Accounts receivable ($24 and $23 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	263	268
Accounts and notes receivable–affiliated companies	674	7
Accrued unbilled revenues	83	113
Materials and supplies	202	195
Prepaid expenses and other current assets ($16 and $15 related to VIEs, respectively)	32	47
Total current assets	1,397	769
Property, Plant and Equipment:
Property, plant and equipment	13,889	13,593
Less: accumulated depreciation and amortization	3,967	3,930
Property, plant and equipment, net	9,922	9,663
Other Assets:
Regulatory assets ($597 and $633 related to VIEs, respectively)	828	848
Other non-current assets	38	36
Total other assets	866	884
Total Assets	$12,185	$11,316

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	March 31, 2021	December 31, 2020
	(in millions)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	212	211
Current portion of other long-term debt	300	402
Accounts payable	333	281
Accounts and notes payable–affiliated companies	41	96
Taxes accrued	103	158
Interest accrued	53	71
Other current liabilities	115	117
Total current liabilities	1,157	1,336
Other Liabilities:
Deferred income taxes, net	1,051	1,041
Benefit obligations	75	75
Regulatory liabilities	1,187	1,252
Other non-current liabilities	95	95
Total other liabilities	2,408	2,463
Long-term Debt:
VIE Securitization Bonds, net	499	536
Other long-term debt, net	4,957	3,870
Total long-term debt, net	5,456	4,406
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,548	2,548
Retained earnings	616	563
Total member’s equity	3,164	3,111
Total Liabilities and Member’s Equity	$12,185	$11,316

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income	$53	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141	129
Amortization of deferred financing costs	3	3
Deferred income taxes	(5)	(1)
Changes in other assets and liabilities:
Accounts and notes receivable, net	21	19
Accounts receivable/payable–affiliated companies	(49)	(3)
Inventory	(7)	(10)
Accounts payable	14	(2)
Interest and taxes accrued	(73)	(80)
Net regulatory assets and liabilities	(63)	(11)
Other current assets	16	13
Other current liabilities	(2)	8
Other assets	3	—
Other liabilities	—	8
Other, net	(5)	(3)
Net cash provided by operating activities	47	103
Cash Flows from Investing Activities:
Capital expenditures	(314)	(286)
Decrease (increase) in notes receivable–affiliated companies	(665)	481
Other, net	(3)	(3)
Net cash provided by (used in) investing activities	(982)	192
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,096	—
Payments of long-term debt	(138)	(63)
Increase (decrease) in notes payable–affiliated companies	(8)	133
Dividend to parent	—	(385)
Payment of debt issuance costs	(10)	—
Net cash provided by (used in) financing activities	940	(315)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5	(20)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	154	235
Cash, Cash Equivalents and Restricted Cash at End of Period	$159	$215

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,548		2,486
Balance, end of period		2,548		2,486
Retained Earnings
Balance, beginning of period		563		780
Net income		53		33
Dividend to parent		—		(385)
Balance, end of period		616		428
Accumulated Other Comprehensive Loss
Balance, beginning of period		—		(15)
Balance, end of period		—		(15)
Total Member’s Equity		$3,164		$2,899

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Revenues:
Utility revenues	$1,168	$996
Non-utility revenues	9	15
Total	1,177	1,011
Expenses:
Utility natural gas	623	472
Non-utility cost of revenues, including natural gas	2	6
Operation and maintenance	198	209
Depreciation and amortization	80	74
Taxes other than income taxes	56	50
Total	959	811
Operating Income	218	200
Other Expense:
Interest expense and other finance charges	(24)	(30)
Other expense, net	(1)	(4)
Total	(25)	(34)
Income From Continuing Operations Before Income Taxes	193	166
Income tax expense	42	35
Income From Continuing Operations	151	131
Loss from Discontinued Operations (net of tax benefit of $-0- and $11, respectively)	—	(64)
Net Income	$151	$67

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Net income (loss)	$151	$67
Comprehensive income (loss)	$151	$67

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, less allowance for credit losses of $56 and $45, respectively	349	233
Accrued unbilled revenues, less allowance for credit losses of $3 and $4, respectively	167	260
Accounts and notes receivable–affiliated companies	11	8
Materials and supplies	64	58
Natural gas inventory	27	121
Prepaid expenses and other current assets	381	26
Total current assets	1,000	707
Property, Plant and Equipment:
Property, plant and equipment	9,070	8,972
Less: accumulated depreciation and amortization	2,466	2,414
Property, plant and equipment, net	6,604	6,558
Other Assets:
Goodwill	757	757
Regulatory assets	1,947	220
Other non-current assets	48	66
Total other assets	2,752	1,043
Total Assets	$10,356	$8,308
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	March 31, 2021	December 31, 2020
	(in millions)
Current Liabilities:
Short-term borrowings	$—	$24
Accounts payable	273	296
Accounts and notes payable–affiliated companies	48	50
Taxes accrued	90	74
Interest accrued	30	28
Customer deposits	76	76
Other current liabilities	137	178
Total current liabilities	654	726
Other Liabilities:
Deferred income taxes, net	632	584
Benefit obligations	83	83
Regulatory liabilities	1,242	1,226
Other non-current liabilities	678	694
Total other liabilities	2,635	2,587
Long-Term Debt	4,349	2,428
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,046	2,046
Retained earnings	662	511
Accumulated other comprehensive income	10	10
Total stockholder’s equity	2,718	2,567
Total Liabilities and Stockholder’s Equity	$10,356	$8,308

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income	$151	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80	74
Amortization of deferred financing costs	1	3
Deferred income taxes	41	23
Goodwill impairment and loss from reclassification to held for sale	—	132
Write-down of natural gas inventory	—	3
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(41)	169
Accounts receivable/payable–affiliated companies	(5)	—
Inventory	64	114
Accounts payable	(10)	(159)
Interest and taxes accrued	18	(11)
Non-trading derivatives, net	—	(54)
Margin deposits, net	—	21
Net regulatory assets and liabilities	(2,065)	10
Other current assets	2	(1)
Other current liabilities	(13)	(13)
Other assets	(2)	18
Other liabilities	(8)	(15)
Net cash provided by (used in) operating activities	(1,787)	381
Cash Flows from Investing Activities:
Capital expenditures	(133)	(176)
Other, net	2	(1)
Net cash used in investing activities	(131)	(177)
Cash Flows from Financing Activities:
Proceeds from (payments of) commercial paper, net	226	(172)
Proceeds from long-term debt	1,699	—
Dividends to parent	—	(32)
Debt issuance costs	(6)	—
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	1,918	(205)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	—	(1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$1

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,046		2,116
Balance, end of period		2,046		2,116
Retained Earnings
Balance, beginning of period		511		515
Net income (loss)		151		67
Dividend to parent		—		(32)
Adoption of ASU 2016-13		—		(5)
Balance, end of period		662		545
Accumulated Other Comprehensive Income
Balance, beginning of period		10		10
Balance, end of period		10		10
Total Stockholder’s Equity		$2,718		$2,671

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

COMBINED NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

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

Except as discussed in the last paragraph in Note 12 to the Registrants’ Interim Condensed Financial Statements, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Registrants’ financial statements included in the Registrants’ combined 2020 Form 10-K. The Combined Notes to Interim Condensed Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated.

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable, a publicly traded MLP, as described below. As of March 31, 2021, CenterPoint Energy’s operating subsidiaries reported as continuing operations were as follows:

•Houston Electric provides electric transmission service to transmission service customers in the ERCOT region and distribution service to REPs serving the Texas Gulf Coast area that includes the city of Houston.

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

•SIGECO provides energy delivery services to electric and natural gas customers located in and near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market; and

•VEDO provides energy delivery services to natural gas customers located in and near Dayton in west-central Ohio.

•Vectren performs non-utility activities through ESG, which provides energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.

As of March 31, 2021, CenterPoint Energy’s reportable segments were Electric, Natural Gas and Midstream Investments. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 16.
As of March 31, 2021, CNP Midstream owned approximately 53.7% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets; CNP Midstream also owned 50% of the management rights and 40% of the incentive distribution rights in Enable GP. On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units. For additional information regarding CenterPoint Energy’s interest in Enable, including the 14,520,000 Enable Series A Preferred Units directly owned by CenterPoint Energy, and the Enable Merger, see Note 9.

As of March 31, 2021, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

The Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. Certain prior year amounts have been reclassified to conform to the current year reportable segment presentation described in the 2020 Form 10-K.

(2) New Accounting Pronouncements

Management believes that recently adopted and recently issued accounting standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Divestitures (CenterPoint Energy and CERC)

CenterPoint Energy completed the sale of the Infrastructure Services Disposal Group on April 9, 2020 for $850 million and collected a receivable of $4 million from PowerTeam Services in January 2021 for full and final settlement of the working capital adjustment in the Securities Purchase Agreement. CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of the Energy Services Disposal Group on June 1, 2020 for $286 million in cash and collected a receivable for $79 million in October 2020 for full and final settlement of the working capital adjustment.. The earnings and expenses directly associated with these dispositions for the three months ended March 31, 2020 are reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable.

A summary of the Infrastructure Services and Energy Services Disposal Groups presented in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, is as follows:

	Three Months Ended March 31, 2020
	CenterPoint Energy			CERC
	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total	Energy Services Disposal Group
	(in millions)
Revenues	$222	$886	$1,108	$886
Expenses:
Non-utility cost of revenues	44	808	852	808
Operation and maintenance	163	20	183	20
Taxes other than income taxes	1	1	2	1
Total expenses	208	829	1,037	829
Income (loss) from Discontinued Operations before income taxes	14	57	71	57
Loss on classification to held for sale, net (1)	(96)	(138)	(234)	(132)
Income tax benefit	(5)	(12)	(17)	(11)
Net loss from Discontinued Operations	$(77)	$(69)	$(146)	$(64)

(1)Loss from classification to held for sale is inclusive of goodwill impairment, gains and losses recognized upon sale, and for CenterPoint Energy, its costs to sell.

CenterPoint Energy and CERC have elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. Unregulated long-lived assets are not depreciated or amortized once they are classified as held for sale. The following table summarizes CenterPoint Energy’s and CERC’s cash flows from discontinued operations and certain supplemental cash flow disclosures related to the Infrastructure Services and Energy Services Disposal Groups, as applicable:

	Three Months Ended March 31, 2020
	CenterPoint Energy		CERC
	Infrastructure Services Disposal Group	Energy Services Disposal Group	Energy Services Disposal Group
	(in millions)
Write-down of natural gas inventory	$—	$3	$3
Capital expenditures	16	1	1
Non-cash transactions:
Accounts payable related to capital expenditures	2	4	4

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

Transactions between CES and CenterPoint Energy’s and CERC’s Natural Gas that were previously eliminated in consolidation have been reflected in continuing operations until June 1, 2020, which was the date of closing of the sale of the Energy Services Disposal Group. Revenues and expenses included in continuing operations were as follows:

	Three Months Ended March 31, 2020
	CenterPoint Energy	CERC
	(in millions)
Transportation revenue	$16	$16
Natural gas expense	45	44

Natural Gas had AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the

Energy Services Disposal Group which expired in March 2021. The expired AMAs were replaced with new third-party AMAs beginning in April 2021. CenterPoint Energy and CERC had outstanding obligations related to the AMAs of $-0- and $24 million as of March 31, 2021 and December 31, 2020, respectively.

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

	Three Months Ended March 31, 2020
	CenterPoint Energy	CERC
	(in millions)
Pipeline construction and repair services capitalized	$34	$—
Pipeline construction and repair service charges in operations and maintenance expense	1	1

In the Securities Purchase Agreement, CenterPoint Energy agreed to a mechanism to reimburse PowerTeam Services subsequent to closing of the sale for certain amounts of specifically identified change orders that may be ultimately rejected by one of VISCO’s customers as part of on-going audits. CenterPoint Energy’s maximum contractual exposure under the Securities Purchase Agreement, in addition to the amount reflected in the working capital adjustment, for these change orders is $21 million. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows. CenterPoint Energy anticipates this matter will be resolved in 2021.

(4) Revenue Recognition and Allowance for Credit Losses

Revenues from Contracts with Customers

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Registrants expect to be entitled to receive in exchange for these goods or services. The revenues and related balances in the following tables exclude operating revenues and balances from the Energy Services Disposal Group and the Infrastructure Services Disposal Group, which are reflected as discontinued operations prior to the date of closing of each transaction. See Note 3 for further information. Certain prior year amounts have been reclassified to conform to the current year reportable segment presentation described in the Registrants’ combined 2020 Form 10-K.

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended March 31, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$833	$1,655	$53	$2,541
Other (1)	(3)	8	1	6
Total revenues	$830	$1,663	$54	$2,547

	Three Months Ended March 31, 2020
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$767	$1,296	$78	$2,141
Other (1)	—	25	1	26
Total revenues	$767	$1,321	$79	$2,167

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. Total lease income was $2 million and $1 million for the three months ended March 31, 2021 and 2020, respectively.

Houston Electric

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenue from contracts	$687	$638
Other (1)	(3)	(4)
Total revenues	$684	$634

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three months ended March 31, 2021 and 2020.

CERC

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenue from contracts	$1,172	$984
Other (1)	5	27
Total revenues	$1,177	$1,011

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. Lease income was not significant for the three months ended March 31, 2021 and 2020.

Revenues from Contracts with Customers

Electric (CenterPoint Energy and Houston Electric). Houston Electric distributes electricity to customers over time and customers consume the electricity when delivered. Indiana Electric generates, distributes and transmits electricity to customers over time, and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by state regulators, such as the PUCT and the IURC, is recognized as electricity is delivered and represents amounts both billed and unbilled. Discretionary services requested by customers are provided at a point in time with control transferring upon the completion of the service. Revenue for discretionary services provided by Houston Electric is recognized upon completion of service based on the tariff rates set by the PUCT. Payments for electricity distribution and discretionary services are aggregated and received on a monthly basis. Houston Electric performs transmission services over time as a stand-ready obligation to provide a reliable network of transmission systems. Revenue is recognized upon time elapsed, and the monthly tariff rate set by the regulator. Payments are received on a monthly basis. Indiana Electric customers are billed monthly and payment terms, set by the regulator, require payment within a month of billing.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of March 31, 2021, CenterPoint Energy’s contract assets primarily relate to ESG contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. As of March 31, 2021, CenterPoint Energy’s contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable related to ASC 606 revenues, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers from continuing operations as of December 31, 2020 and March 31, 2021, respectively, are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2020	$604	$505	$27	$18
Closing balance as of March 31, 2021	675	343	23	23
Increase (decrease)	$71	$(162)	$(4)	$5

The amount of revenue recognized in the three-month period ended March 31, 2021 that was included in the opening contract liability was $11 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2020	$225	$113	$3
Closing balance as of March 31, 2021	216	83	8
Increase (decrease)	$(9)	$(30)	$5

The amount of revenue recognized in the three-month period ended March 31, 2021 that was included in the opening contract liability was $1 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2020	$214	$261
Closing balance as of March 31, 2021	299	168
Increase (decrease)	$85	$(93)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of March 31, 2021:
Corporate and Other	$259	$554	$813
	$259	$554	$813

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price. For contracts for which revenue from the satisfaction of the performance obligations is recognized in the amount invoiced, the practical expedient was elected and revenue expected to be recognized on these contracts has not been disclosed.

Allowance for Credit Losses

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric recognizes losses on financial assets that fall under the scope of Topic 326. Losses on financial assets are primarily recoverable through regulatory mechanisms and do not materially impact Houston Electric's allowance for credit losses. For a discussion of regulatory deferrals related to COVID-19 and the February 2021 Winter Storm Event, see Note 6.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Service cost (1)	$10	$10
Interest cost (2)	15	19
Expected return on plan assets (2)	(26)	(28)
Amortization of net loss (2)	9	10
Net periodic cost	$8	$11

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Amounts presented in the table above are included in Other income (expense), net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended March 31,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$—	$—	$—
Interest cost (2)	2	1	1	3	1	1
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	(1)	—	(1)	(1)	—
Net periodic cost (income)	$1	$(1)	$1	$1	$(1)	$1

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

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2021	$61	$—	$—
Expected contribution to postretirement benefit plans in 2021	9	1	3

On March 11, 2021, the ARPA was signed into law which includes pension plan funding relief for the sponsoring employers. As a result, the expected minimum contribution to pension plans for 2021 as disclosed is likely to be significantly reduced. However, at this time, CenterPoint Energy is not able to quantify the reduction amount until further IRS guidance related to the pension funding relief under the ARPA becomes available.

The table below reflects the contributions made to the pension and postretirement benefit plans during 2021:

	Three Months Ended March 31, 2021
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$8	$—	$—
Postretirement benefit plans	3	—	1

(6) Regulatory Matters

Equity Return

The Registrants are at times allowed by a regulator to defer an equity return as part of the recoverable carrying costs of a regulatory asset. A deferred equity return is capitalized for rate-making purposes, but it is not included in the Registrant’s regulatory assets on its Condensed Consolidated Balance Sheets. The allowed equity return is recognized in the Condensed Statements of Consolidated Income as it is recovered in rates. The recoverable allowed equity return not yet recognized by the Registrants is as follows:

	March 31, 2021			December 31, 2020
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$224	$130	$13	$229	$137	$13

(1)In addition to the amounts described in (2) and (3) below, CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with federally mandated investments in Indiana.
(2)Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation and certain storm restoration balances expected to be recovered in rates through 2024. The unrecognized equity return will be recognized as it is recovered in rates through 2024. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended March 31,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$8	$7	$—	$7	$6	$—

February 2021 Winter Storm Event

In February 2021, certain of our jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted our businesses. In Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market. While demand for electricity reached extraordinary levels due to the extreme cold, the supply of electricity significantly decreased in part because of the inability of certain power generation facilities to supply electric power to the grid. Houston Electric does not own or operate any electric generation facilities. It transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. ERCOT serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. To comply with ERCOT’s orders, Houston Electric implemented controlled outages across its service territory, resulting in a substantial number of businesses and residents being without power, many for extended periods of time, in compliance with ERCOT’s directives as an emergency procedure to avoid prolonged large-scale state-wide blackouts and long-term damage to the electric system in Texas. In anticipation of this weather event, Houston Electric implemented its emergency operations plan’s processes and procedures necessary to respond to such events, including establishing an incident command center and calling for mutual assistance from other utilities where needed, among other measures. Throughout the February 2021 Winter Storm Event, Houston Electric remained in contact with its regulators and stakeholders, including federal, state and local officials, as well as the PUCT and ERCOT.

The February 2021 Winter Storm Event also impacted wholesale prices of CenterPoint Energy and CERC’s natural gas and their ability to service customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the price of natural gas purchased by CenterPoint Energy and CERC. On February 13, 2021, the Railroad Commission authorized each Texas natural gas distribution utility to record in a regulatory asset the extraordinary expenses associated with the February 2021 Winter Storm Event, including, but not limited to, natural gas cost and other costs related to the procurement and transportation of natural gas supply, subject to recovery in future regulatory proceedings. In addition, CenterPoint Energy’s and CERC’s Natural Gas utilities in jurisdictions outside of Texas deferred natural gas cost under existing recovery mechanisms and have either sought or intend to seek recovery of the increased cost of natural gas, which will be subject to customary regulatory prudency reviews that may impact the amounts recovered. Amounts for the under recovery of natural gas costs are reflected in regulatory assets and are probable of recovery; however, the timing of recovery for each jurisdiction for the estimated incremental gas cost attributable to the February 2021 Winter Storm Event within each regulatory asset is uncertain. As of March 31, 2021, CenterPoint Energy and CERC have recorded current regulatory assets of $462 million and $347 million, respectively, and non-current regulatory assets of $1.7 billion and $1.7 billion, respectively, associated with the February 2021 Winter Storm Event. Due to the uncertainty of timing and method of recovery, CenterPoint Energy and CERC may not earn a return on all amounts deferred in the non-current regulatory asset associated with the February 2021 Winter Storm Event.

On February 21, 2021, in response to the 2021 February Winter Storm Event, the PUCT issued an order prohibiting REPs from sending a request to TDUs to disconnect such REPs’ customers for non-payment, effective February 21, 2021. As a result of this order, in the event a request for disconnect is received from a REP, Houston Electric will not execute any such disconnect request until the PUCT issues orders for disconnects to resume. As of March 31, 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric established a regulatory asset of $14 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, CenterPoint Energy and Houston Electric recorded a regulatory asset of $14 million to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Notes 12 and 14(d) for further information regarding debt financing transactions and litigation related to the February 2021 Winter Storm Event, respectively.

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which the Registrants operate issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. Although the disconnect moratoriums have expired in certain of the Registrants’ service territories, CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions.

The COVID-19 ERP allows program expenses to be recovered in rates. CenterPoint Energy’s and Houston Electric’s COVID-19 ERP regulatory assets were $-0- as of March 31, 2021 and $6 million as of December 31, 2020.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $29 million and $27 million, respectively, as of March 31, 2021 and $22 million and $19 million, respectively, as of December 31, 2020.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s Natural Gas service territories in Minnesota and Arkansas will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well. The Arkansas FRP, filed on April 5, 2021, included a request for (1) the regulatory asset as of September 30, 2020 in working capital for the 2021 historical year using a thirteen-month average of the asset balance; (2) the regulatory asset as of September 30, 2020 in working capital for the 2021 projected year using a thirteen-month average of the asset balance; and (3) the amortization of the balance over the 2021 projected year twelve-month period beginning October 1, 2021.

(7) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants utilize derivative instruments such as swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows.

(a)Non-Trading Activities

Commodity Derivative Instruments (CenterPoint Energy). CenterPoint Energy, through the Indiana Utilities, enters into certain derivative instruments to mitigate the effects of commodity price movements. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	March 31, 2021	December 31, 2020
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

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

(b)Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of Derivative Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items (CenterPoint Energy)

		Derivative Liabilities Fair Value
	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	$2	$3
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	5	7
Interest rate derivatives	Other Liabilities: Non-trading derivative liabilities	9	20
Indexed debt securities derivative (2)	Current Liabilities	927	953
Total		$943	$983

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

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended March 31,
	Income Statement Location	2021	2020
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$26	$135
Total		$26	$135

(1)The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Statements of Consolidated Income.

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

	March 31, 2021	December 31, 2020
	(in millions)
Aggregate fair value of derivatives with credit-risk-related contingent features in a liability position	$9	$20
Fair value of collateral already posted	7	7
Additional collateral required to be posted if credit risk contingent features triggered (1)	2	3

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$850	$—	$—	$850	$873	$—	$—	$873
Investments, including money market funds (1)	43	—	—	43	43	—	—	43
Total assets	$893	$—	$—	$893	$916	$—	$—	$916
Liabilities
Indexed debt securities derivative	$—	$927	$—	$927	$—	$953	$—	$953
Interest rate derivatives	—	9	—	9	—	20	—	20
Natural gas derivatives	—	7	—	7	—	10	—	10
Total liabilities	$—	$943	$—	$943	$—	$983	$—	$983

Houston Electric

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$27	$—	$—	$27	$26	$—	$—	$26
Total assets	$27	$—	$—	$27	$26	$—	$—	$26

CERC

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$2	$—	$—	$2	$2	$—	$—	$2
Investments, including money market funds (1)	11	—	—	11	11	—	—	11
Total assets	$13	$—	$—	$13	$13	$—	$—	$13

(1)Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities measured at fair value and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities and CenterPoint Energy’s ZENS indexed debt securities derivative are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by a combination of historical trading prices and comparable issue data. These liabilities, which are not measured at fair value in the Registrants’ Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 2 in the fair value hierarchy.

	March 31, 2021			December 31, 2020
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$15,823	$5,968	$4,349	$13,401	$5,019	$2,428
Fair value	16,848	6,485	4,580	15,226	5,957	2,855

(1)Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of March 31, 2021, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliate, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, resulting in the exchange of Enable common units owned by CenterPoint Energy at the transaction exchange ratio of 0.8595x Energy Transfer common units for each Enable common unit. CenterPoint Energy will also receive $5 million in cash in exchange for its interest in Enable GP and Energy Transfer Series G Preferred Units with an aggregate liquidation preference of approximately $385 million in exchange for all of its Enable Series A Preferred Units. Pursuant to previously disclosed support agreements, CenterPoint Energy and OGE, who collectively own approximately 79.2% of Enable’s common units, delivered written consents approving the Enable Merger Agreement and, on a non-binding, advisory basis, the compensation that will or may become payable to Enable’s named executive officers in connection with the transactions contemplated by the Enable Merger Agreement. The transactions contemplated under the Enable Merger Agreement are expected to be completed in the second half of 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. Upon the consummation of the transaction, the partnership agreements between CenterPoint Energy and OGE will terminate, and CenterPoint Energy will pay $30 million in cash to OGE (or other mutually agreed upon consideration). Because CenterPoint Energy will retain an investment in the midstream industry at the completion of this transaction, the transaction does not represent a strategic shift that will have a major effect on CenterPoint Energy’s operations or financial results, and as such, Enable is not classified and presented as discontinued operations. Equity method investments that do not qualify for discontinued operations are not presented as assets held for sale.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	March 31, 2021	December 31, 2020
	(in millions)
Enable	$852	$782
Other	1	1
Total	$853	$783

As of March 31, 2021, Enable’s common unit price closed at $6.48 per unit.

Equity in Earnings (Losses) of Unconsolidated Affiliates, net (CenterPoint Energy):

	Three Months Ended March 31,
	2021	2020 (1)
	(in millions)
Enable	$108	$(1,475)
Total	$108	$(1,475)

(1)Included an impairment charge on CenterPoint Energy’s investment in Enable of $1,541 million.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	March 31, 2021
	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)
CenterPoint Energy (3)	53.7%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.8%	91,007,338	—
Total units outstanding	100.0%	435,846,766	14,520,000

(1)Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.
(2)The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of both March 31, 2021 and December 31, 2020. There were no settled transactions in the three months ended March 31, 2021 that would indicate a stand-alone, observable, and readily determinable fair value for securities identical or similar to Enable Series A Preferred Units. No impairment charges or adjustment due to observable price changes were required or recorded during the current or prior reporting periods.
(3)Held indirectly through CNP Midstream.

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

Interests Held in Enable GP (CenterPoint Energy):

CenterPoint Energy and OGE held the following interests in Enable GP as of both March 31, 2021 and December 31, 2020:

	March 31, 2021
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
(3)Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy):

	Three Months Ended March 31,
	2021		2020
	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units	$0.16525	$39	$0.3305	$77
Enable Series A Preferred Units	0.62500	9	0.6250	9
Total CenterPoint Energy		$48		$86
Transactions with Enable (CenterPoint Energy and CERC):

The transactions with Enable in the following tables exclude transactions with the Energy Services Disposal Group.

	CenterPoint Energy and CERC
	Three Months Ended March 31,
	2021	2020
	(in millions)
Natural gas expenses, includes transportation and storage costs	$32	$27

	CenterPoint Energy and CERC
	March 31, 2021	December 31, 2020
	(in millions)
Accounts payable for natural gas purchases from Enable	$9	$9
Accounts receivable for amounts billed for services provided to Enable	1	1

Summarized Financial Information for Enable (CenterPoint Energy)

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating revenues	$970	$648
Cost of sales, excluding depreciation and amortization	519	226
Depreciation and amortization	106	104
Goodwill and long-lived assets impairments	—	28
Operating income	206	146
Net income attributable to Enable common units	155	103
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$83	$55
Basis difference amortization (1)	25	12
Loss on dilution, net of proportional basis difference recognition	—	(1)
Impairment of CenterPoint Energy’s equity method investment in Enable	—	(1,541)
CenterPoint Energy’s equity in earnings (losses), net	$108	$(1,475)

(1)Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048 or will cease upon the sale of CenterPoint Energy’s investment in Enable.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Current assets	$449	$381
Non-current assets	11,315	11,348
Current liabilities	1,334	582
Non-current liabilities	3,249	4,052
Non-controlling interest	26	26
Preferred equity	362	362
Accumulated other comprehensive loss	(5)	(6)
Enable partners’ equity	6,798	6,713
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,645	$3,601
CenterPoint Energy’s basis difference (1)	(2,793)	(2,819)
CenterPoint Energy’s equity method investment in Enable	$852	$782

(1)The basis difference is being amortized through the year 2048 or will cease upon sale of CenterPoint Energy’s investment in Enable.

(10) Goodwill and Other Intangibles (CenterPoint Energy)

CenterPoint Energy’s goodwill by reportable segment as of March 31, 2021 and December 31, 2020 is as follows:

(in millions)
Electric (1)	$936
Natural Gas	3,323
Corporate and Other	438
Total	$4,697
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
The tables below present information on CenterPoint Energy’s intangible assets, excluding goodwill, recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(9)	$24	$33	$(8)	$25
Trade names	16	(3)	13	16	(3)	13
Construction backlog (1)	5	(5)	—	5	(5)	—
Operation and maintenance agreements (1)	12	(1)	11	12	(1)	11
Other	2	(1)	1	2	(1)	1
Total	$68	$(19)	$49	$68	$(18)	$50

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$1	$1
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas	—	1
CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense (1)
CenterPoint Energy
(in millions)
Remaining nine months of 2021	$5
2022	6
2023	6
2024	5
2025	5
2026	5
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

	Shares Held
	March 31, 2021	December 31, 2020
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,503

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of March 31, 2021. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	March 31, 2021	December 31, 2020
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of March 31, 2021, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $52 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(12) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas had AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group that expired in March 2021. The expired AMAs were replaced with new third-party AMAs beginning in April 2021. CenterPoint Energy’s and CERC’s Natural Gas have AMAs with third parties associated with their utility distribution service in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $-0- and $24 million outstanding obligations related to the AMAs as of March 31, 2021 and December 31, 2020, respectively.

Debt Transactions. In February 2021, CERC Corp. received financing commitments totaling $1.7 billion on a 364-day term loan facility to bridge any working capital needs related to the February 2021 Winter Storm Event. In March 2021, CERC Corp. issued $700 million aggregate principal amount of 0.70% senior notes and $1.0 billion aggregate principal amount of floating rate senior notes (three-month LIBOR plus 0.5%) due 2023. Total proceeds, net of issuance expenses and fees, of approximately $1.69 billion were used for general corporate purposes, including to fund working capital. Upon the consummation of the senior notes offerings, in March 2021, CERC Corp. terminated all of the commitments for the 364-day term loan facility.

In March 2021, Houston Electric issued $400 million aggregate principal amount of 2.35% general mortgage bonds due 2031 and $700 million aggregate principal amount of 3.35% general mortgage bonds due 2051. Total proceeds, net of issuance expenses and fees, of approximately $1.08 billion were or will be used for general limited liability company purposes, including capital expenditures and the repayment of (i) all of Houston Electric’s outstanding $102 million 9.15% first mortgage bonds due 2021, which matured on March 15, 2021, (ii) all of Houston Electric’s outstanding $300 million of 1.85% general mortgage bonds due 2021, which were called for redemption in full on May 1, 2021, as discussed further below, and (iii) all or a portion of Houston Electric’s borrowings under the CenterPoint Energy money pool.

Debt Redemption. In April 2021, Houston Electric provided notice of redemption relating to $300 million aggregate principal amount of its outstanding 1.85% general mortgage bonds due 2021. All of the outstanding bonds were called for redemption in full on May 1, 2021 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

CenterPoint Energy Term Loan. In April 2021, CenterPoint Energy amended its existing term loan agreement, of which $700 million is still outstanding, by extending its maturity from May 15, 2021 to June 14, 2021.

Credit Facilities. In February 2021, each of CenterPoint Energy, Houston Electric, CERC Corp. and VUHI replaced their existing revolving credit facilities with new amended and restated credit facilities. The size of the CenterPoint Energy facility decreased from $3.3 billion to $2.4 billion, while the sizes of the Houston Electric, CERC Corp. and VUHI facilities remained unchanged.

The Registrants had the following revolving credit facilities as of March 31, 2021:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of March 31, 2021 (2)	Termination Date
		(in millions)
February 4, 2021	CenterPoint Energy	$2,400	1.625%	65.0%	(3)	57.4%	February 4, 2024
February 4, 2021	CenterPoint Energy (4)	400	1.250%	65.0%		49.9%	February 4, 2024
February 4, 2021	Houston Electric	300	1.375%	67.5%	(3)	57.9%	February 4, 2024
February 4, 2021	CERC	900	1.250%	65.0%		61.5%	February 4, 2024
	Total	$4,000

(1)Based on current credit ratings.
(2)As defined in the revolving credit facility agreements, excluding Securitization Bonds.
(3)For CenterPoint Energy and Houston Electric, the financial covenant limit will temporarily increase to 70% if Houston Electric experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive 12-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification or (iii) the revocation of such certification.
(4)This credit facility was issued by VUHI, is guaranteed by SIGECO, Indiana Gas and VEDO and includes a $20 million letter of credit sublimit. This credit facility backstops VUHI’s commercial paper program.

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of March 31, 2021.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	March 31, 2021				December 31, 2020
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$11	$772	0.21%	$—	$11	$1,078	0.23%
CenterPoint Energy (2)	—	—	210	0.18%	—	—	92	0.22%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	573	0.21%	—	—	347	0.23%
Total	$—	$11	$1,555		$—	$11	$1,517

(1)CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.
(2)This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.
Liens. As of March 31, 2021, Houston Electric’s assets were subject to liens securing approximately $5.4 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. These general mortgage bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of March 15, 2021, no Houston Electric first mortgage bonds remained outstanding. Houston Electric could issue approximately $3.4 billion of additional first mortgage bonds and general mortgage bonds on the basis of retired bonds and 70% of property additions as of March 31, 2021. Houston Electric has contractually agreed that it will not issue additional first mortgage bonds, subject to certain exceptions.

Other. As of March 31, 2021, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2021. As of March 31, 2021, such financial institutions had issued $1 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended March 31,
	2021	2020
CenterPoint Energy - Continuing operations (1)	17%	25%
CenterPoint Energy - Discontinued operations (2)	—%	10%
Houston Electric	13%	13%
CERC - Continuing operations (3)	22%	21%
CERC - Discontinued operations (4)	—%	15%

(1)CenterPoint Energy’s lower effective tax rate on income from continuing operations for the three months ended March 31, 2021 compared to the higher effective tax rate on a loss from continuing operations for the three months ended March 31, 2020 was primarily driven by an increase in the amount of amortization of the net regulatory EDIT liability. The higher effective tax rate on the loss from continuing operations for the three months ended March 31, 2020 was primarily due to lower earnings from the impairment of CenterPoint Energy’s investment in Enable. Other effective tax rate drivers include the non-deductible goodwill impairment at the Indiana Electric reporting unit, the impact of NOL carryback claims allowed under the CARES Act, and an increase in the amount of remeasurement of state deferred tax liabilities for changes in apportionment, the effects of which were compounded by the book loss in the three months ended March 31, 2020.
(2)CenterPoint Energy’s lower than statutory tax rate on the loss from discontinued operations for the three months ended March 31, 2020 was primarily due to the non-deductible portions of goodwill impairments on the Energy Services and Infrastructure Services Disposal Groups.
(3)CERC’s higher effective tax rate on income from continuing operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by a decrease in the amount of amortization of the net regulatory EDIT liability.
(4)CERC’s lower than statutory tax rate on the loss from discontinued operations for the three months ended March 31, 2020 was primarily due to the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.

On March 11, 2021, the ARPA was enacted in response to continued economic and health impacts of the COVID-19 pandemic. The ARPA expands the definition of “covered employee” under section 162(m) beginning in 2027, and extends the employee retention tax credit through December 31, 2021, among other provisions. CenterPoint Energy does not currently anticipate any material impacts from this legislation. On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, deferring the payment of the employer share of payroll taxes for the remaining months of 2020 until 2021 and 2022, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. Based on the CARES Act NOL carryback provision, during the three months ended March 31, 2020, CenterPoint Energy recorded a $19 million benefit resulting from carryback claims to be filed to refund taxes paid.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $10 million as of March 31, 2021. Interest and penalties of $1 million were recorded on the uncertain tax liability for the three month period ending March 31, 2021. The Registrants believe that it is reasonably possible that a decrease of up to $6 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures and/or the acceptance of an application for an accounting method change. For CenterPoint Energy, tax years through 2018 have been audited and settled with the IRS. For the 2019 through 2021 tax years CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger 2017 through 2019 tax years are still open for examination.

(14) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Pursuant to the BTA, Capital Dynamics, with its partner Tenaska, will build a 300 MW solar array in Posey County, Indiana through a special purpose entity Posey Solar. Upon completion of construction, currently projected to be at the end of 2023, and subject to IURC approval, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price.

As of March 31, 2021, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy		CERC
	Natural Gas and Coal Supply	Other (1)	Natural Gas Supply
	(in millions)
Remaining nine months of 2021	$429	$2	$271
2022	547	12	332
2023	470	404	279
2024	392	198	259
2025	337	7	231
2026	304	7	226
2027 and beyond	1,634	137	1,331

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to its 25-year agreement for its solar PPA in Warrick County, Indiana and its purchase commitment under its BTA in Posey County, Indiana are included above. The remaining undiscounted payment obligations relate primarily to technology hardware and software agreements.

Excluded from the table above are estimates for cash outlays from other PPAs through Indiana Electric that do not have minimum thresholds but do require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

(b) Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, ESG enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to ESG’s role as a general contractor in the performance contracting industry, as of March 31, 2021, there were 51 open surety bonds supporting future performance with an aggregate face amount of approximately $527 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of March 31, 2021, approximately 47% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of March 31, 2021, there were 32 warranties totaling $554 million and an additional $1.2 billion in energy savings commitments not guaranteed by Vectren. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively.

CenterPoint Energy assessed the fair value of its obligation for such guarantees as of March 31, 2021 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of March 31, 2021, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $517 million as of March 31, 2021. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

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

A CERC Corp. guarantee primarily had a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Throughout CERC Corp.’s ownership of CES and subsequent to the sale of the Energy Services Disposal Group through March 31, 2021, CERC Corp. did not pay any amounts under guarantees of CES’s obligations.

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. Additionally, to the extent that CERC Corp. retains any exposure relating to certain guarantees of CES’s obligations 90 days after closing of the transaction, Symmetry Energy Solutions Acquisition will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months. As of March 31, 2021, management estimates approximately $51 million of exposure remained outstanding under CERC Corp. guarantees issued prior to the closing of the transaction on June 1, 2020. On May 3, 2021, the estimated remaining exposure under these obligations decreased to $41 million. CES has provided replacement credit support to counterparties to whom CERC Corp. had issued guarantees prior to closing representing the full amount of CERC’s remaining exposure under the guarantees. CERC believes that counterparties to whom replacement credit support has been provided would seek payment if needed under such replacement credit support instead of a CERC Corp. guarantee. No additional guarantees were provided by CERC Corp. to CES subsequent to the closing of the transaction on June 1, 2020.

If CERC Corp. is required to pay a counterparty under a guarantee in respect of obligations of CES, Symmetry Energy Solutions Acquisition is required to promptly reimburse CERC Corp. for all amounts paid. If Symmetry Energy Solutions Acquisition fails to reimburse CERC Corp., CERC Corp. has the contractual right to seek payment from Shell Energy North America (US), L.P. in an amount up to $40 million in the aggregate. While there can be no assurance that payment under any of these guarantees will not be required in the future, CenterPoint Energy and CERC consider the likelihood of a material amount being incurred as remote.

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 related to the performance of these guarantees.

(d) Legal, Environmental and Other Matters

Legal Matters

Minnehaha Academy (CenterPoint Energy and CERC). On August 2, 2017, a natural gas explosion occurred at the Minnehaha Academy in Minneapolis, Minnesota, resulting in the deaths of two school employees, serious injuries to others and significant property damage to the school. CenterPoint Energy and CERC cooperated with the investigation conducted by the National Transportation Safety Board, which concluded its investigation in December 2019 and issued a report without making any recommendations. Further, CenterPoint Energy and CERC contested and reached a settlement regarding approximately $200,000 in fines imposed by the Minnesota Office of Pipeline Safety. In early 2018, the Minnesota Occupational Safety and Health Administration concluded its investigation without any adverse findings against CenterPoint Energy or CERC. CenterPoint Energy, certain of its subsidiaries, including CERC, and the contractor company working in the school were named in wrongful death, property damage and personal injury litigation arising out of the incident and have now reached confidential settlement agreements in all litigation. CenterPoint Energy’s and CERC’s general and excess liability insurance policies provide coverage for third party bodily injury and property damage claims.

Litigation Related to the Merger (CenterPoint Energy). With respect to the Merger, in July 2018, seven separate lawsuits were filed against Vectren and the individual directors of Vectren’s Board of Directors in the U.S. District Court for the Southern District of Indiana. These lawsuits alleged violations of Sections 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Vectren Proxy Statement filed on June 18, 2018 was materially incomplete because it omitted material information concerning the Merger. In August 2018, the seven lawsuits were consolidated, and the Court denied the plaintiffs’ request for a preliminary injunction. In October 2018, the plaintiffs filed their Consolidated Amended Class Action Complaint. In December 2018, two plaintiffs voluntarily dismissed their lawsuits. In September 2019, the court granted the defendants’ motion to dismiss and dismissed the remaining plaintiffs’ claims with prejudice, which the plaintiffs appealed in October 2019. The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in September 2020, and a ruling is expected in 2021. The defendants believe that the allegations asserted are without merit and intend to vigorously defend themselves against the claims raised. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

Litigation Related to the February 2021 Winter Storm Event. With respect to the February 2021 Winter Storm Event, CenterPoint Energy, CERC and Houston Electric, along with ERCOT, have received claims and lawsuits filed by plaintiffs alleging personal injury, property damage and other injuries and damages. Additionally, various regulatory and governmental entities have announced that they intend to conduct or are conducting inquiries, investigations and other reviews of the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, this event, including the electric generation shortfall issues. Entities that have announced that they plan to conduct or are conducting such inquiries, investigations and other reviews include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the Texas Attorney General, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service territory, among other entities.

Like other Texas TDUs, Houston Electric may become involved in certain of the above-referenced investigations, litigation or other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy and Houston Electric are responding to inquiries from the Texas Attorney General and the Galveston County District Attorney’s Office, and CenterPoint Energy and CERC are responding to inquiries from the Arkansas, Minnesota and Oklahoma Attorneys General. CenterPoint Energy, Houston Electric and CERC are subject to, and may be further subject to, litigation and claims. Such claims include, or in the future could include, wrongful death, personal injury and property damage claims, lawsuits for impacts on businesses and other organizations and entities and shareholder claims, among other claims or litigation matters. As of April 29, 2021, CenterPoint Energy and Houston Electric have been named as a defendant in approximately 60 lawsuits related to the February 2021 Winter Storm Event. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the claims raised. CenterPoint Energy, Houston Electric and CERC are unable to predict the consequences of any such matters or to estimate a range of potential losses.

Litigation Related to the Enable Merger. In March 2021, several lawsuits were filed by persons claiming to be Enable unitholders against various defendants, including Enable, the members of Enable GP’s Board of Directors, Energy Transfer, and other parties to the Enable Merger Agreement, challenging the Enable Merger and the disclosures made in connection therewith. CenterPoint Energy has been named in one such lawsuit pending in the United States District Court for the Southern District of New York. The lawsuits allege violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Registration Statement on Form S-4 filed by Energy Transfer on March 19, 2021, was materially incomplete because it omitted material information about, among other things, Enable's and Energy Transfer's financial projections and the analyses conducted by Enable's financial advisors. The lawsuits further allege that the individual defendants, including, among others,

Energy Transfer and CenterPoint Energy, violated Section 20(a) of the Exchange Act as controlling persons of Enable. Plaintiffs seek to have the court enjoin the Enable Merger, require defendants to disseminate a new registration statement disclosing the allegedly omitted information, declare that defendants violated the Exchange Act, rescind the Enable Merger or award rescissory damages in the event the Enable Merger is consummated, along with attorneys’ fees, costs, and other relief. CenterPoint Energy’s dates to respond to the lawsuit in which it was sued have not yet been set. CenterPoint Energy cannot predict the outcome of litigation related to the Enable Merger Agreement, but believes the litigation is without merit, intends to defend vigorously against such litigation, and does not expect the ultimate outcome of such litigation to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(ii)Indiana MGPs (CenterPoint Energy). In the Indiana Gas service territory, the existence, location and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which CenterPoint Energy may have some remedial responsibility. A remedial investigation/feasibility study was completed at one of the sites under an agreed upon order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. The remaining sites have been submitted to the IDEM’s VRP. CenterPoint Energy has also identified its involvement in 5 manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP. CenterPoint Energy is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

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

	March 31, 2021
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$12	$7
Minimum estimated remediation costs	8	5
Maximum estimated remediation costs	55	32
Minimum years of remediation	5	30
Maximum years of remediation	50	50

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

As of March 31, 2021, CenterPoint Energy has recorded an approximate $88 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

The Series C Preferred Stock includes conversion features at a price that is below the fair value of the Common Stock on the commitment date. This beneficial conversion feature, which was approximately $32 million, represents the difference between the fair value per share of the Common Stock as of the commitment date and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature is recognized as a discount to Series C Preferred Stock and was amortized as a deemed dividend over the period from the issue date to the first allowable conversion date, which was November 6, 2020.

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

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share and share amounts)
Numerator:
Income (loss) from continuing operations	$363	$(1,053)
Less: Preferred stock dividend requirement (Note 19)	29	29
Less: Undistributed earnings allocated to preferred shareholders	23	—
Income (loss) available to common shareholders from continuing operations - basic	311	(1,082)
Income (loss) available to common shareholders from discontinued operations - basic and diluted	—	(146)
Add back: Series B Preferred Stock dividend	17	—
Add back: Undistributed earnings allocated to preferred shareholders	23	—
Income (loss) available to common shareholders - diluted	$351	$(1,228)
Denominator:
Weighted average common shares outstanding - basic	551,546,000	502,388,000
Plus: Incremental shares from assumed conversions:
Restricted stock (1)	3,114,000	—
Series B Preferred Stock (2)	35,937,000	—
Series C Preferred Stock	40,823,000	—
Weighted average common shares outstanding - diluted	631,420,000	502,388,000
Earnings (Loss) Per Common Share:
Basic earnings (loss) per common share - continuing operations	$0.56	$(2.15)
Basic earnings (loss) per common share - discontinued operations	—	(0.29)
Basic Earnings (Loss) Per Common Share	$0.56	$(2.44)
Diluted earnings (loss) per common share - continuing operations	$0.56	$(2.15)
Diluted earnings (loss) per common share - discontinued operations	—	(0.29)
Diluted Earnings (Loss) Per Common Share	$0.56	$(2.44)

(1)2,567,000 incremental common shares from assumed conversions of restricted stock have not been included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2020, as their inclusion would be anti-dilutive.

(2)The computation of diluted earnings per common share outstanding for the three months ended March 31, 2020 excludes 35,923,000 potentially dilutive shares from the denominator, because the shares would be anti-dilutive.

(16) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which its CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments. Certain prior year amounts have been reclassified to conform to the current year reportable segment presentation described in the Registrants’ combined 2020 Form 10-K.

As of March 31, 2021, reportable segments by Registrant were as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consists of electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs serving the Texas Gulf Coast area and electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

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

•CenterPoint Energy’s Midstream Investments reportable segment consists of the equity investment in Enable (excluding the Enable Series A Preferred Units). See Note 9 regarding the impact of the Enable Merger.

CenterPoint Energy’s Corporate and Other consists of energy performance contracting and sustainable infrastructure     services through ESG and other corporate operations which support all of the business operations of CenterPoint Energy.

Houston Electric

•Houston Electric’s single reportable segment consists of electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs serving the Texas Gulf Coast area.

CERC

•CERC’s single reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; and (iii) temporary delivery of LNG and CNG throughout the contiguous 48 states through MES.

Financial data for reportable segments is as follows, including Corporate and Other, and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Three Months Ended March 31,
	2021				2020
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)
	(in millions)
Electric	$830	(1)	$—	$75	$767	(1)	$—	$(134)
Natural Gas	1,663		—	229	1,321		—	201
Midstream Investments (2)	—		108	71	—		(1,475)	(1,127)
Corporate and Other	54		—	(12)	79		—	7
Continuing Operations	$2,547		$108	363	$2,167		$(1,475)	(1,053)
Discontinued Operations, net				—				(146)
Consolidated				$363				$(1,199)

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended March 31,
	2021	2020
	(in millions)
Affiliates of NRG	$195	$156
Affiliates of Vistra Energy Corp.	88	81

(2)Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the three months ended March 31, 2020.

	Total Assets
	March 31, 2021	December 31, 2020
	(in millions)
Electric	$15,410	$14,493
Natural Gas	17,208	14,976
Midstream Investments	994	913
Corporate and Other, net of eliminations (1)	2,294	3,089
Consolidated	$35,906	$33,471

(1)Total assets included pension and other postemployment-related regulatory assets of $533 million and $540 million as of March 31, 2021 and December 31, 2020, respectively.

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

	Three Months Ended March 31,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$159	$70	$21	$148	$68	$35
Income tax payments, net	(4)	—	—	—	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	166	140	56	200	110	66
ROU assets obtained in exchange for lease liabilities	1	—	—	14	—	5

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows.

	March 31, 2021			December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$146	$143	$1	$147	$139	$1
Restricted cash included in Prepaid expenses and other current assets	21	16	—	20	15	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$167	$159	$1	$167	$154	$1

(1)Houston Electric’s Cash and cash equivalents as of March 31, 2021 and December 31, 2020 included $142 million and $139 million, respectively, of cash related to the Bond Companies.

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

The table below summarizes CenterPoint Energy money pool activity:

	March 31, 2021		December 31, 2020
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$665	$—	$(8)	$—
Weighted average interest rate	0.21%	0.21%	0.24%	0.24%

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2021		2020
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$43	$50	$49	$55
Net affiliate service charges (billings)	(1)	1	(6)	6

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended March 31,
	2021		2020
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$—	$—	$385	$32

(19) Equity

Dividends Declared and Paid (CenterPoint Energy)

	Dividends Declared Per Share		Dividends Paid Per Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Common Stock	$—	$0.2900	$0.1600	$0.2900
Series A Preferred Stock	—	30.6250	30.6250	30.6250
Series B Preferred Stock	—	17.5000	17.5000	17.5000
Series C Preferred Stock (1)	—	—	0.1600	—

(1)The Series C Preferred Stock is entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock.

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	800,000	800,000	$790	$790
Series B Preferred Stock	1,000	977,400	977,400	950	950
Series C Preferred Stock	1,000	625,000	625,000	623	623
		2,402,400	2,402,400	$2,363	$2,363

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Series A Preferred Stock	$12	$12
Series B Preferred Stock	17	17
Total income allocated to preferred shareholders	$29	$29

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(90)	$—	$10	$(98)	$(15)	$10
Other comprehensive loss before reclassifications:
Other comprehensive income (loss) from unconsolidated affiliates	1	—	—	(3)	—	—
Amounts reclassified from accumulated other comprehensive loss:
Actuarial losses (1)	2	—	—	2	—	—
Tax expense	—	—	—	(1)	—	—
Net current period other comprehensive income (loss)	3	—	—	(2)	—	—
Ending Balance	$(87)	$—	$10	$(100)	$(15)	$10

(1)Amounts are included in the computation of net periodic cost and are reflected in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income.

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	April 23, 2021	May 20, 2021	June 10, 2021	$0.1600
Series B Preferred Stock	April 23, 2021	May 15, 2021	June 1, 2021	17.5000

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units	April 26, 2021	May 13, 2021	May 25, 2021	$0.16525	$39
Enable Series A Preferred Units (1)	April 26, 2021	April 26, 2021	May 14, 2021	0.58730	9

(1)On February 18, 2021, the Enable Series A Preferred Units converted to the floating rate period where the distribution rate is equal to the sum of three-month LIBOR, as calculated on each applicable date of determination, and 8.50%.

Series C Preferred Stock

In April 2021, CenterPoint Energy received two notifications of intent by shareholders to convert their Series C Preferred Stock to Common Stock. The table below details the two notifications.

Date of Notice	Conversion Date	Shares of Series C Preferred Stock Converted	Shares of Common Stock to be Issued
April 5, 2021	April 5, 2021	400,000	26,126,714
April 16, 2021	April 16. 2021	37,500	2,449,379

Conversion of the remaining Series C Preferred Stock is mandatory on May 7, 2021, the 12-month anniversary date of the preferred stock purchase agreements. The remaining 187,500 shares of Series C Preferred Stock are expected to convert into 12,246,897 shares of Common Stock.

Sale of Arkansas and Oklahoma Natural Gas Businesses

On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million of storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. The assets include approximately 17,000 miles of main pipeline in Arkansas, Oklahoma and certain portions of Bowie County, Texas serving more than half a million customers. The transaction is anticipated to close by the end of 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance and state regulatory approvals.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following combined discussion and analysis should be read in combination with the Interim Condensed Financial Statements contained in this combined Form 10-Q and the Registrants’ combined 2020 Form 10-K. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific Registrant has been segregated and labeled as such. In this combined Form 10-Q, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries. No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

RECENT EVENTS

February 2021 Winter Storm Event. In February 2021, portions of the United States experienced an extreme and unprecedented winter weather event resulting in corresponding electricity generation shortages, including in Texas, and natural gas shortages and increased wholesale prices of natural gas in the United States. Many customers of Houston Electric’s REPs and, to a lesser extent, of CERC were severely impacted by outages in electricity and natural gas delivery during the February 2021 Winter Storm Event. As a result of this weather event, the governors of Texas, Oklahoma and Louisiana declared states of either disaster or emergencies in their respective states. Subsequently, President Biden also approved major disaster declarations for all or parts of Texas, Oklahoma and Louisiana.

CenterPoint Energy has a corporate response planning team comprised of employees across the organization, including members of senior management, that assesses risks to its business, including for health, safety and environmental matters and personnel issues, and has addressed various impacts of the February 2021 Winter Storm Event. The corporate response planning team coordinated additional support for operations and other personnel that responded directly to the February 2021 Winter Storm Event.

The February 2021 Winter Storm Event has had, and may continue to have, financial impacts on CenterPoint Energy, Houston Electric and CERC, including substantial increases in prices for natural gas, decreased revenues at Houston Electric due to ERCOT-mandated outages, additional interest expense related to external financing to pay for natural gas working capital, potential impacts to credit metrics, significant impacts to the REPs, including the REPs’ ability to pay invoices from Houston Electric, increases in bad debt expense, issues with counterparties and customers, litigation and investigations or inquiries from government or regulatory agencies and entities, and other financial impacts. CenterPoint Energy does not anticipate meaningful long-term changes to its credit profile or credit ratings given its access to external financing sources and the regulatory mechanisms that are in place to seek recovery of these excess costs. For more information regarding regulatory impacts, debt transactions and litigation, see Notes 6, 12 and 14 to the Interim Condensed Financial Statements and “—Liquidity and Capital Resources” below.

Sale of Arkansas and Oklahoma Natural Gas Businesses. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million of storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. The transaction is anticipated to close by the end of 2021, subject to satisfaction of customary closing conditions. For further information, see Note 20 to the Interim Condensed Financial Statements.

Enable Merger Agreement. On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units. For more information, see Notes 1 and 9 to the Interim Condensed Financial Statements.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings to date in 2021, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. In February 2021, each of CenterPoint Energy, Houston Electric, CERC Corp. and VUHI replaced their existing revolving credit facilities with new amended and restated credit facilities. Also, in February 2021, CERC Corp. received financing commitments totaling $1.7 billion on a 364-day term loan facility to bridge any working capital needs related to the February 2021 Winter Storm Event. In March 2021, CERC Corp. issued $1.7 billion aggregate principal amount of senior notes and Houston Electric issued $1.1 billion aggregate principal amount of general mortgage bonds. Upon the consummation of its senior notes offerings, in March 2021, CERC Corp. terminated all of the commitments for the 364-day term loan facility. Additionally, in March 2021, Houston Electric repaid all of its remaining outstanding $102 million first mortgage bonds at maturity. In April 2021, Houston Electric provided notice of redemption relating to $300 million aggregate principal amount of its outstanding general mortgage bonds (which were redeemed on May 1, 2021) and CenterPoint Energy amended its existing term loan agreement to provide for a 30-day extension of its maturity date. For more information, see Note 12 to the Interim Condensed Financial Statements.

Series C Preferred Stock Conversions. In April 2021, CenterPoint Energy received two notifications of intent by shareholders to convert their Series C Preferred Stock to Common Stock. For further information, see Note 20 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K.

Income (loss) available to common shareholders for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020	Favorable (Unfavorable)
	(in millions)
Electric	75	(134)	$209
Natural Gas	229	201	28
Total Utility Operations	304	67	237
Midstream Investments (1)	71	(1,127)	1,198
Corporate & Other (2)	(41)	(22)	(19)
Discontinued Operations	—	(146)	146
Total CenterPoint Energy	$334	$(1,228)	1,562

(1)For a discussion of the components of equity in earnings from CenterPoint Energy’s equity investment in Enable, see Note 9 to the Interim Condensed Financial Statements.
(2)Includes energy performance contracting and sustainable infrastructure services through ESG, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Income available to common shareholders increased $1,562 million primarily due to the following items in the first quarter of 2020 which did not repeat in the first quarter of 2021:

•the impairment of our investment in Enable further discussed in Note 9 to the Interim Condensed Financial Statements;
•impairment of Indiana Electric;
•losses from discontinued operations;
•partially offset by the favorable income tax impact of the CARES Act.

Excluding those items, income available to common shareholders increased $73 million primarily due to the following key factors:

•rate relief, net of increases in depreciation and amortization and taxes other than income taxes;
•favorable weather and usage, net of the impacts of COVID-19;
•continued customer growth;
•operation and maintenance expense discipline;
•reduced interest expense; and
•increased earnings at Enable.

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

CenterPoint Energy’s CODM views net income as the measure of profit or loss for the reportable segments. Segment results include inter-segment interest income and expense, which may result in inter-segment profit and loss. Certain prior year amounts have been reclassified to conform to the current year presentation described in the Registrants’ combined 2020 Form 10-K.

The following discussion of results of operations by reportable segment concentrates on CenterPoint Energy’s Utility Operations, conducted through two reportable segments, Electric and Natural Gas. A discussion of CenterPoint Energy’s Midstream Investments reportable segment results is included in the discussion of CenterPoint Energy’s consolidated results above.

Electric (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Electric reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K.

The following table provides summary data of the Electric reportable segment:

	Three Months Ended March 31,
	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$830	$767	$63
Cost of revenues (1)	45	35	(10)
Revenues less Cost of revenues	785	732	53
Expenses:
Operation and maintenance	416	403	(13)
Depreciation and amortization	169	154	(15)
Taxes other than income taxes	67	68	1
Goodwill impairment	—	185	185
Total expenses	652	810	158
Operating Income	133	(78)	211
Other Income (Expense)
Interest expense and other finance charges	(56)	(55)	(1)
Other income, net	7	7	—
Income (Loss) from Continuing Operations Before Income Taxes	84	(126)	210
Income tax expense	9	8	(1)
Net Income (Loss)	$75	$(134)	209
Throughput (in GWh):
Residential	6,070	5,679	7%
Total	21,241	21,243	—%
Weather (percentage of 10-year average for service area):
Cooling degree days	109%	187%	(78)%
Heating degree days	95%	80%	15%
Number of metered customers at end of period:
Residential	2,448,439	2,389,585	2%
Total	2,765,496	2,701,004	2%

(1)Includes Utility natural gas, fuel and purchased power.

The following table provides variance explanations for the three months ended March 31, 2021 compared to three months ended March 31, 2020 by major income statement caption for the Electric reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues less Cost of revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers, partially offset in operation and maintenance	$136
Customer growth	8
Bond Companies, offset in other line items	6
Weather impacts and other usage	3
Impacts from increased peak demand in 2020, collected in rates in 2021	2
Bond Companies equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	1
Energy efficiency, offset in operation and maintenance	1
Miscellaneous revenues, primarily related right-of-way revenue	(3)
Refund of protected and unprotected EDIT, offset in income tax expense	(10)
Impacts on usage of COVID-19	(12)
Customer rates and impact of the change in rate design	(79)
Total	$53
Operation and maintenance
Support services	$7
Contract services	5
Labor and benefits	1
Energy efficiency, offset in revenues	(1)
Bond Companies, offset in other line items	(1)
All other operation and maintenance expense, including materials and supplies and insurance	(3)
Transmission costs billed by transmission providers, offset in revenues less cost of revenues	(21)
Total	$(13)
Depreciation and amortization
Bond Companies, offset in other line items	$(6)
Ongoing additions to plant-in-service	(9)
Total	$(15)
Taxes other than income taxes
Franchise fees and other taxes	$2
Incremental capital projects placed in service	(1)
Total	$1
Goodwill Impairment
Indiana Electric goodwill impairment charge in 2020	$185
$185
Interest expense and other finance charges
Bond Companies, offset in other line items	$2
Debt to fund incremental capital projects	(3)
Total	$(1)
Other income (expense), net
Reduction to non-service benefit cost	$2
Investments in CenterPoint Energy Money Pool interest income	(1)
Bond Companies interest income, offset in other line items	(1)
Total	$—

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 13 to the Interim Condensed Financial Statements.

Natural Gas (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas' Business,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended March 31,
	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,663	$1,321	$342
Cost of revenues (1)	893	580	(313)
Revenues less Cost of revenues	770	741	29
Expenses:
Operation and maintenance	256	272	16
Depreciation and amortization	122	111	(11)
Taxes other than income taxes	74	67	(7)
Total expenses	452	450	(2)
Operating Income	318	291	27
Other Income (Expense)
Interest expense and other finance charges	(33)	(41)	8
Other expense, net	—	(2)	2
Income from Continuing Operations Before Income Taxes	285	248	37
Income tax expense	56	47	(9)
Net Income	$229	$201	28
Throughput (in Bcf):
Residential	128	107	20%
Commercial and Industrial	145	146	(1)%
Total	273	253	8%
Weather (percentage of 10-year average for service area):
Heating degree days	103%	85%	18%
Number of metered customers at end of period:
Residential	4,343,863	4,266,685	2%
Commercial and Industrial	351,363	350,009	—%
Total	4,695,226	4,616,694	2%

(1)Includes Utility natural gas, fuel and purchased power and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations for the three months ended March 31, 2021 compared to three months ended March 31, 2020 by major income statement caption for the Natural Gas reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues less Cost of revenues
Weather and usage, excluding impacts from COVID-19	$21
Customer growth	7
Gross receipts tax, offset in taxes other than income taxes	5
Energy efficiency, offset in operation and maintenance	3
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	1
Refund of protected and unprotected EDIT, offset in income tax expense	(2)
Impacts of COVID-19, including usage and other miscellaneous charges	(3)
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	(3)
Total	$29
Operation and maintenance
Other operating and maintenance expenses	$7
Support Services	4
Merger related expenses, primarily severance and technology	2
Contracted services	2
Materials and supplies	2
Bad Debt	1
Insurance	1
Energy efficiency, offset in revenues less cost of revenues	(3)
Total	$16
Depreciation and amortization
Incremental capital projects placed in service	(11)
Total	$(11)
Taxes other than income taxes
Incremental capital projects placed in service	$(2)
Gross receipts tax, offset in revenues less cost of revenues	(5)
Total	$(7)
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures	$8
Total	$8
Other expense, net
Reduction to non-service benefit cost	$1
Money pool investments with CenterPoint Energy interest income	1
Total	$2

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 13 to the Interim Condensed Financial Statements.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its reportable segment. Houston Electric consists of a single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K.

	Three Months Ended March 31,
	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$640	$596	44
Bond Companies	44	38	6
Total revenues	684	634	50
Expenses:
Operation and maintenance, excluding Bond Companies	371	358	(13)
Depreciation and amortization, excluding Bond Companies	105	99	(6)
Taxes other than income taxes	63	64	1
Bond Companies	38	31	(7)
Total expenses	577	552	(25)
Operating Income	107	82	25
Other Income (Expense)
Interest expense and other finance charges	(45)	(41)	(4)
Interest expense on Securitization Bonds	(6)	(8)	2
Other income, net	5	5	—
Income from Continuing Operations Before Income Taxes	61	38	23
Income tax expense	8	5	(3)
Net Income	$53	$33	20
Throughput (in GWh):
Residential	5,701	5,351	7%
Total	19,739	20,102	(2)%
Weather (percentage of 10-year average for service area):
Cooling degree days	112%	185%	(73)%
Heating degree days	104%	68%	36%
Number of metered customers at end of period:
Residential	2,318,030	2,260,352	3%
Total	2,615,917	2,552,739	2%

The following table provides variance explanations for the three months ended March 31, 2021 compared to three months ended March 31, 2020 by major income statement caption for Houston Electric:

Favorable (Unfavorable)
(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	$136
Customer growth	8
Weather impacts and other usage	6
Bond Companies, offset in other line items	6
Impacts from increased peak demand in 2020, collected in rates in 2021	2
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	1
Energy efficiency, offset in operation and maintenance	1
Miscellaneous revenues, primarily related to right-of-way revenues	(5)
Refund of protected and unprotected EDIT, offset in income tax expense	(10)
Impacts on usage of COVID-19	(12)
Customer rates and impact of the change in rate design	(83)
Total	$50
Operation and maintenance, excluding Bond Companies
Support services	$6
Contract services	2
Labor and benefits	1
Energy efficiency, offset in revenues	(1)
Transmission costs billed by transmission providers, offset in revenues	(21)
Total	$(13)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(6)
Total	$(6)
Taxes other than income taxes
Franchise fees and other taxes	$2
Incremental capital projects placed in service	(1)
Total	$1
Bond Companies expense
Operations and maintenance and depreciation expense, offset in other line items	$(7)
$(7)
Interest expense and other finance charges
Debt to fund incremental capital projects	$(4)
Total	$(4)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in other line items	$2
Total	$2
Other income (expense), net
Reduction to non-service benefit cost	$2
Investments in CenterPoint Energy Money Pool interest income	(1)
Bond Companies interest income, offset in other line items	(1)
Total	$—

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas’ Business,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K.

	Three Months Ended March 31,
	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,177	$1,011	$166
Cost of revenues (1)	625	478	(147)
Revenues less Cost of revenues	552	533	19
Expenses:
Operation and maintenance	198	209	11
Depreciation and amortization	80	74	(6)
Taxes other than income taxes	56	50	(6)
Total expenses	334	333	(1)
Operating Income	218	200	18
Other Income (Expense)
Interest expense and other finance charges	(24)	(30)	6
Other expense, net	(1)	(4)	3
Income from Continuing Operations Before Income Taxes	193	166	27
Income tax expense	42	35	(7)
Income From Continuing Operations	151	131	20
Loss from Discontinued Operations (net of tax benefit of $-0- and $11, respectively)	—	(64)	64
Net Income	$151	$67	84
Throughput (in Bcf):
Residential	93	74	26%
Commercial and Industrial	87	90	(3)%
Total	180	164	10%
Weather (percentage of 10-year average for service area):
Heating degree days	102%	86%	16%
Number of metered customers at end of period:
Residential	3,362,902	3,299,011	2%
Commercial and Industrial	261,944	261,120	—%
Total	3,624,846	3,560,131	2%
(1)Includes Utility natural gas and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations for the three months ended March 31, 2021 compared to three months ended March 31, 2020 by major income statement caption for CERC:

Favorable (Unfavorable)
(in millions)
Revenues less Cost of revenues
Weather and usage, excluding impacts from COVID-19	$17
Customer growth	5
Gross receipts tax, offset in taxes other than income taxes	5
Energy efficiency, offset in operation and maintenance	4
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	(1)
Refund of protected and unprotected EDIT, offset in income tax expense	(2)
Impacts of COVID-19, including usage and other miscellaneous charges	(3)
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	(6)
Total	$19
Operation and maintenance
Other operating and maintenance expense and support services	$6
Merger related expenses, primarily severance and technology	2
Materials and supplies	2
Contracted services	2
Labor and benefits	1
Bad Debt	1
Insurance	1
Energy efficiency, offset in revenues less cost of revenues	(4)
Total	$11
Depreciation and amortization
Incremental capital projects placed in service	$(6)
Total	$(6)
Taxes other than income taxes
Incremental capital projects placed in service	$(1)
Gross receipts tax, offset in revenues less cost of revenues	(5)
Total	$(6)
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures	$6
Total	$6
Other expense, net
Reduction to non-service benefit cost	$2
Money pool investments with CenterPoint Energy interest income	1
Total	$3

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$(1,681)	$47	$(1,787)	$662	$103	$381
Investing activities	(604)	(982)	(131)	(654)	192	(177)
Financing activities	2,285	940	1,918	(32)	(315)	(205)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$1,616	$28	$(29)
Changes in working capital	(57)	(25)	(51)
Increase in regulatory assets (1)	(2,270)	(52)	(2,075)
Change in equity in earnings of unconsolidated affiliates	(1,583)	—	—
Change in distributions from unconsolidated affiliates (2)	(31)	—	—
Higher pension contribution	(6)	—	—
Other	(12)	(7)	(13)
	$(2,343)	$(56)	$(2,168)

(1)The increase in regulatory assets is primarily due to the incurred natural gas costs associated with the February 2021 Winter Storm Event. See Note 6 to the Interim Condensed Financial Statements for more information on the February 2021 Winter Storm Event.
(2)This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Capital expenditures	$70	$(28)	$43
Net change in notes receivable from affiliated companies	—	(1,146)	—
Change in distributions from Enable in excess of cumulative earnings	(7)	—	—
Other	(13)	—	3
	$50	$(1,174)	$46

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$866	$—	$398
Net changes in long-term debt outstanding, excluding commercial paper	2,470	1,021	1,699
Net changes in long-term revolving credit facilities	(1,050)	—	—
Net changes in debt issuance costs	(20)	(10)	(6)
Decreased payment of Common Stock dividends	57	—	—
Increased payment of preferred stock dividends	(6)	—	—
Net change in notes payable from affiliated companies	—	(141)	—
Dividend to parent	—	385	32
	$2,317	$1,255	$2,123

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining nine months of 2021 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$2,778	$1,365	$866
Scheduled principal payments on Securitization Bonds	174	174	—
Minimum contributions to pension plans and other post-retirement plans	70	1	3
Maturing CenterPoint Energy term loans	700	—	—
Maturing CenterPoint Energy and VUHI senior notes	555	—	—
Maturing Houston Electric general mortgage bonds	300	300	—

February 2021 Winter Storm Event. In February 2021, portions of the United States experienced an extreme and unprecedented winter weather event resulting in corresponding electricity generation shortages, including in Texas, and natural gas shortages and increased wholesale prices of natural gas in the United States. As a result of this weather event, the governors of Texas, Oklahoma and Louisiana declared states of either disaster or emergencies in their respective states. Subsequently, President Biden also approved major disaster declarations for all or parts of Texas, Oklahoma and Louisiana.

As a result of the February 2021 Winter Storm Event, from February 12, 2021 to February 22, 2021, management estimates CenterPoint Energy spent approximately an incremental $2.2 billion more on natural gas supplies (inclusive of an incremental $2.1 billion more spent by CERC on natural gas supplies). These amounts are preliminary estimates as of April 29, 2021 and remain subject to final settlement. While CenterPoint Energy and CERC will seek to recover the increased costs from its customers (although timing of recovery is uncertain), in the interim, CERC has issued additional external debt financing to pay for such natural gas working capital. For further details, see Note 12 to the Interim Condensed Financial Statements. The proceeds from the debt financing, along with existing sources of liquidity, provide CERC with sufficient capital to address the settlement of natural gas purchases, including the associated upstream supply charges, at the end of March 2021. Any additional external debt financing and/or partial or delayed recovery may negatively impact CenterPoint Energy’s or CERC’s credit metrics, and may lead to a downgrade of CenterPoint Energy’s or CERC’s credit rating.

Although CenterPoint Energy’s and CERC’s excess costs from the increase in natural gas prices are subject to available natural gas recovery mechanisms in their jurisdictions (although timing of recovery is uncertain), until such amounts are ultimately recovered from customers, CenterPoint Energy and CERC will continue to incur increased finance-related costs, resulting in a significant use of cash. See “— Regulatory Matters — February 2021 Winter Storm Event” below.

The Registrants expect that anticipated cash needs for the remaining nine months of 2021 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans or common stock, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper, with respect to CenterPoint Energy, distributions from Enable until the closing of the Enable Merger expected in the second half of 2021, including any proceeds therefrom, distributions from Energy Transfer or proceeds from dispositions of Energy Transfer common units or Energy Transfer Series G Preferred Units after the expected closing of the Enable Merger, and, with respect to CERC, proceeds from any potential asset sales, including the announced sale of our Natural Gas businesses in Arkansas and Oklahoma, which is expected to close by the end of 2021, subject to satisfaction of customary closing conditions. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms. For further information about the Enable Merger and the announced sale of our Arkansas and Oklahoma Natural Gas businesses, see Notes 9 and 20, respectively, to the Interim Condensed Financial Statements.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 12, guarantees as discussed in Note 14(b) to the Interim Condensed Financial Statements, we have no off-balance sheet arrangements.

Regulatory Matters

COVID-19 Regulatory Matters

For information about COVID-19 regulatory matters, see Note 6 to the Interim Condensed Financial Statements.

February 2021 Winter Storm Event

The Texas Legislature conducted in late February and March initial hearings on the February 2021 Winter Storm Event. Immediately after the February 2021 Winter Storm Event, five unaffiliated directors of the ERCOT Board resigned. Three ERCOT market segment directors have also resigned and their replacements were appointed. Presently, the Texas legislature is considering legislation that would require unaffiliated directors of ERCOT to be Texas residents. On March 3, 2021, the ERCOT Board terminated the employment agreement with the ERCOT President and CEO with 60 days’ notice. On April 27, 2021, the ERCOT Board announced a new interim President and CEO. Following the February 2021 Winter Storm Event, all three PUCT commissioners have also either resigned or announced their resignation. To date, Governor Abbott has announced two new PUCT commissioners and both have been confirmed by the Texas Senate. Under consideration at the Texas Legislature is legislation requiring the number of appointed PUCT commissioners to be increased from three to five. For the two additional PUCT commissioner appointees, one will be appointed by the Texas Lieutenant Governor and one will be appointed by the Texas Speaker of the House.

On February 13, 2021, the Railroad Commission authorized each Texas natural gas distribution utility to record in a regulatory asset the extraordinary expenses associated with the February 2021 Winter Storm Event, including, but not limited to, natural gas cost and other costs related to the procurement and transportation of natural gas supply, subject to recovery in future proceedings. In addition, CenterPoint Energy’s and CERC’s Natural Gas utilities in jurisdictions outside of Texas deferred natural gas cost under existing recovery mechanisms and have either sought or intend to seek recovery of the increased cost of natural gas, which will be subject to customary regulatory prudency reviews that may impact the amounts recovered. Amounts for the under recovery of natural gas costs are reflected in regulatory assets and are probable of recovery; however, the timing of recovery for each jurisdiction for the estimated incremental gas cost attributable to the February 2021 Winter Storm Event within each regulatory asset is uncertain.

The table below presents the estimated incremental natural gas costs included in regulatory assets as of March 31, 2021 by state as a result of the February 2021 Winter Storm Event and CenterPoint Energy’s and CERC’s requested recovery status as of April 29, 2021:

State	Recovery Status	Legislative Activity	Estimated Incremental Gas Cost (in millions)
Arkansas	Filed application on April 16, 2021 to recover over a five-year period beginning May 1, 2021. On April 28, 2021, APSC approved CERC to begin recovery effective May 2021 at a customer deposit interest rate of 0.8% over a five year period, subject to a true-up after APSC determines appropriate allocation, length of recovery, and carrying charge. A hearing is scheduled in August 2021.	A securitization bill has been passed and recovery via the securitization is beyond 2021.	$343
Louisiana	Filed application on April 16, 2021 for North Louisiana to recover over a three-year period beginning May 1, 2021. LPSC approved on April 22, 2021.	None.	75
Minnesota	Filed application on March 15, 2021 requesting to recover over a two-year period beginning May 1, 2021.	None.	470
Mississippi	Recovery expected to begin September 2021 through normal gas cost recovery.	None.	3
Oklahoma	Filed application on February 25, 2021 to defer incremental gas costs is pending at the OCC.	A securitization bill has passed in the Oklahoma legislature.	79
Texas	Cost currently deferred to a regulatory asset pending recovery method.	A securitization bill is progressing through the Texas legislature. Approval of the bill could occur as early as the second quarter of 2021 which could allow recovery by the first quarter of 2022.	1,105
		Total CERC	$2,075
Indiana North	Recovery expected to begin September 2021 through normal gas recovery.	None.	96
Indiana South	Recovery expected to begin August 2021 through normal gas recovery.	None.	18
		Total CenterPoint Energy	$2,189

For additional information about February 2021 Winter Storm Event regulatory matters, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric CPCN (CenterPoint Energy)

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Under the agreement, Capital Dynamics, with its partner Tenaska, will build a 300 MW solar array in Posey County, Indiana through a special purpose entity Posey Solar. Upon completion of construction, which is projected to be at the end of 2023, and subject to approval by the IURC, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the project. Indiana Electric is also seeking approval for a 100 MW solar PPA in Warrick County, Indiana. The request accounts for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. A hearing is scheduled to begin in June 2021 and a decision on the CPCN is expected by the fourth quarter of 2021.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

The State of Indiana has enacted legislation, Senate Bill 386, that would enable CenterPoint Energy to request approval from the IURC to securitize the remaining book value and removal costs associated with generating facilities to be retired in the next twenty-four months. The Governor of Indiana signed the legislation on April 19, 2021. CenterPoint Energy intends to seek securitization in the future associated with planned coal generation retirements.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a certificate of convenience and necessity application with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. Depending on the route ultimately approved by the PUCT, the estimated capital cost of the transmission line project ranges from approximately $23 million to $71 million. The actual capital costs of the project will depend on actual land acquisition costs, construction costs, and other factors in addition to route selection. In January 2021, Houston Electric executed a Standard Generation Interconnection Agreement for the Space City Solar Generation facility with EDF Renewables, which also provided security for the transmission line project in the form of a $23 million letter of credit, the amount of which is subject to change depending on the route approved. A hearing at the PUCT is scheduled for June 2021. The PUCT is required to issue its final decision on the transmission line project no later than December 2021. Subject to PUCT approval, Houston Electric expects to complete construction and energization of the transmission line by June 2022.

Minnesota Base Rate Case (CenterPoint Energy and CERC)

On October 28, 2019, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $62 million with a projected test year ended December 31, 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 7.41% on a total rate base of approximately $1,307 million. CERC implemented interim rates reflecting $53 million for gas used on and after January 1, 2020. In September 2020, a settlement that addressed all issues except the Inclusive Financing/Tariffed On Bill Financing (TOB) proposal by the City of Minneapolis was signed by a majority of all parties and was filed with the Office of Administrative Hearings. A stipulation between the City of Minneapolis and CERC addressing the TOB proposal was filed on September 2, 2020. The settlement reflects a $38.5 million increase and was based on an overall after-tax rate of return of 6.86% and does not specify individual cost of capital components. On March 1, 2021, the MPUC issued a written final order approving the $38.5 million increase and rejected the TOB stipulation. The order also required CERC and the City of Minneapolis to submit a future filing to allow for further development of a potential TOB pilot program and additional or expanded low-income conservation improvement programs. A compliance filing was submitted on March 12, 2021 proposing a final rate implementation on June 1st and the interim refund occurring in June 2021, contingent on final MPUC approval.

Indiana South Base Rate Case (CenterPoint Energy)

On October 30, 2020, and as subsequently amended, Indiana South filed its base rate case with the IURC seeking approval for a revenue increase of approximately $29 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana South’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 5.99% on total rate base of approximately $469 million. Indiana South has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested, and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in September 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. On April 16, 2021, Indiana South announced that an agreement in principle has been reached with certain parties. On April 23, 2021, a Stipulation and Settlement Agreement was filed resolving all issues in the case. The settlement recommended a revenue increase of $20.5 million based on a 9.7% ROE and an overall after-tax rate of return of 5.78% on total rate base of approximately $469 million. A settlement hearing is scheduled for June 24, 2021. A final order is expected in the second half of 2021. Under Indiana statutory requirements, the IURC has 300 days from the date of the filing of Indiana South’s case-in-chief to issue an order.

Indiana North Base Rate Case (CenterPoint Energy)

On December 18, 2020, Indiana North filed its base rate case with the IURC seeking approval for a revenue increase of approximately $21 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana North’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 6.32% on total rate base of approximately $1,611 million. Indiana North has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested, and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in October 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. Hearings at the IURC are currently scheduled to occur in May and

June 2021. Under Indiana statutory requirements, the IURC has a minimum of 300 days and maximum of 360 days from the date of the filing of Indiana North’s case-in-chief to issue an order.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its EECRF. CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Arkansas, Louisiana, Mississippi and Oklahoma (FRP, RSP, RRA and PBRC, respectively), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR, respectively). CenterPoint Energy is periodically involved in proceedings to adjust its capital tracking mechanisms in Indiana (CSIA for gas and TDSIC for electric) and Ohio (DRR), its decoupling mechanism in Indiana (SRC for gas), and its energy efficiency cost trackers in Indiana (EEFC for gas and DSMA for electric) and Ohio (EEFR). The table below reflects significant applications pending or completed since the Registrants’ combined 2020 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TCOS	9	March 2021	April 2021	April 2021	Based on net change in invested capital of $80 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP (1)	13	April 2021	TBD	TBD	Based on ROE of 9.50% with 50 basis point (+/-) earnings band. Revenue increase of $13 million based on prior test year true-up earned return on equity of 11.43% combined with projected test year earned return on equity of 3.59%. The initial term of Rider FRP will terminate on September 10, 2021; a request to extend the Rider FRP term for an additional five years was filed on May 5, 2021.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP (1)	28	March 2021	TBD	TBD	Based on net change in invested capital of $197 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
Decoupling	N/A	September 2020	September 2020	March 2021	Represents under-recovery of approximately $2 million recorded for and during the period July 1, 2019 through June 30, 2020, including approximately $1 million related to the period July 1, 2018 through June 30, 2019.
Rate Case (1)	39	October 2019	June 2021	TBD	See discussion above under Minnesota Base Rate Case.
CIP Financial Incentive (1)	10	May 2021	TBD	TBD	CIP Financial Incentive based on 2020 activity.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA (1)	4	April 2021	TBD	TBD	Based on ROE of 9.81% with 100 basis point (+/-) earnings band. Revenue increase of approximately $4 million based on 2020 test year adjusted earned ROE of 6.97%.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC (1)	(1)	March 2021	TBD	TBD	Based on ROE of 10% with 50 basis point (+/-) earnings band. Revenue credit of approximately $1 million based on 2020 test year adjusted earned ROE of 12.42%.
CenterPoint Energy - Indiana South - Gas (IURC)
Rate Case (1)	29	October 2020	September 2021	TBD	See discussion above under Indiana South Base Rate Case.
CSIA (1)	(1)	April 2021	July 2021	TBD	Requested an increase of $11 million to rate base, which reflects a $(1 million) annual decrease in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of less than $1 million annually.
CenterPoint Energy - Indiana North - Gas (IURC)
Rate Case (1)	21	December 2020	October 2021	TBD	See discussion above under Indiana North Base Rate Case.
CSIA (1)	5	April 2021	July 2021	TBD	Requested an increase of $37 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $6 million annually.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Ohio (PUCO)
DRR (1)	9	April 2021	September 2021	TBD	Requested an increase of $71 million to rate base for investments made in 2020, which reflects a $9 million annual increase in current revenues. A change in (over)/under-recovery variance of $5 million annually is also included in rates.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC (1)	3	February 2021	May 2021	TBD
Requested an increase of $28 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.

CECA (1)	8	February 2021	June 2021	TBD	Reflects an $8 million annual increase in current revenues through a non-traditional rate making approach related to a 50 MW universal solar array placed in service in January 2021.
ECA(1)	2	May 2021	August 2021	TBD	Requested an increase of $39 million to rate base, which reflects a $2 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also included a change in (over)/under-recovery variance of less than $1 million annually.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

CPP and ACE Rule (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP Rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On August 31, 2018, the EPA published its proposed CPP replacement rule, the ACE Rule, which was finalized on July 8, 2019 and requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units. On January 19, 2021, the ACE Rule was struck down by the U.S. District Court of Appeals for the D.C. Circuit. CenterPoint Energy is currently unable to predict whether the Biden Administration will continue its defense of the CPP or ACE Rule, or what a new replacement rule would look like. The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. President Biden has also signed an executive order requiring agencies to review environmental actions taken by the Trump administration, which would have included the ACE Rule, and the Biden administration has issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. Reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, and on April 22, 2021, President Biden announced a new goal of 50% reduction of economy-wide GHG emissions by 2035. On March 1, 2020, CenterPoint Energy announced corporate carbon emission goals, which are expected to be used to guide Indiana Electric’s transition to a low carbon fleet and position Indiana Electric to comply with anticipated future regulatory requirements from the Biden administration to further reduce GHG emissions from its electric fleet.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4 billion as of March 31, 2021. As of April 29, 2021, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of April 29, 2021
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$846	0.21%	February 4, 2024
CenterPoint Energy (1)	400	—	—	192	0.18%	February 4, 2024
Houston Electric	300	—	—	—	—%	February 4, 2024
CERC	900	—	—	545	0.19%	February 4, 2024
Total	$4,000	$—	$11	$1,583

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

Long-term Debt

For detailed information about the Registrants’ debt transactions in 2021, see Note 12 to the Interim Condensed Financial Statements.

Securities Registered with the SEC

On May 29, 2020, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 29, 2023. For information related to the Registrants’ debt issuances in 2021, see Note 12 to the Interim Condensed Financial Statements.

Temporary Investments

As of April 29, 2021, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of April 29, 2021:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	0.20%	$569	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of April 29, 2021, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	VUHI Senior Unsecured Debt	A3	Stable	BBB+	Stable	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Stable	A	Stable
CERC	CERC Corp. Senior Unsecured Debt	A3	Negative	BBB+	Stable	A-	Stable

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of March 31, 2021, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $162 million as of March 31, 2021. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on March 31, 2021, deferred taxes of approximately $490 million would have been payable in 2021. If all the ZENS-Related Securities had been sold on March 31, 2021, capital gains taxes of approximately $152 million would have been payable in 2021 based on 2021 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in December 2020, CenterPoint Energy’s business strategy incorporated the Business Review and Evaluation Committee’s recommendations to increase its planned capital expenditures in its electric and natural gas businesses to support rate base growth and sell certain of its Natural Gas businesses located in Arkansas and Oklahoma as a means to efficiently finance a portion of such increased capital expenditures, among other recommendations. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million of storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. For further information regarding the announced sale of our Arkansas and Oklahoma Natural Gas businesses, see Note 20 to the Interim Condensed Financial Statements.

Additionally, CenterPoint Energy’s process of evaluating and optimizing the various businesses, assets and ownership interests currently held by it considered, among other things, various plans, proposals and other strategic alternatives with respect to Enable and CenterPoint Energy’s investment in Enable, which may result in the disposition of a portion or all of its ownership interest in Enable. In February 2021, CenterPoint Energy announced its support of the Enable Merger, which is expected to close in the second half of 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from the Enable Merger, if completed, or from any disposition or reduction of its anticipated resulting investment in Energy Transfer. There can be no assurances that any disposal of Energy Transfer common units or Energy Transfer Series G Preferred Units will be completed. Any disposal of such securities may involve significant costs and expenses, including in connection with any public offering, a significant underwriting discount. For information regarding the Enable Merger, see Note 9 to the Interim Condensed Financial Statements.

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

Collection of Receivables from REPs (CenterPoint Energy and Houston Electric)

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity Houston Electric distributes to their customers. Before conducting business, a REP must register with the PUCT and must meet certain financial qualifications. Nevertheless, adverse economic conditions, the February 2021 Winter Storm Event, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect Houston Electric’s cash flows. In the event of a REP default, Houston Electric’s tariff provides a number of remedies, including the option for Houston Electric to request that the PUCT suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, Houston Electric remains at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made against Houston Electric involving payments it had received from such REP. If a REP were to file for bankruptcy, Houston Electric may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, PUCT regulations authorize utilities, such as Houston Electric, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

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
•the outcome of litigation, including litigation related to the February 2021 Winter Storm Event;
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

•restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and
•various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of March 31, 2021, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $3.4 billion and $2.4 billion as of March 31, 2021 and December 31, 2020, respectively. If the floating interest rates were to increase by 10% from March 31, 2021 rates, CenterPoint Energy’s combined interest expense would increase by approximately $1.7 million annually.

As of March 31, 2021 and December 31, 2020, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $12.5 billion and $11.1 billion, respectively, in principal amount and having a fair value of $13.5 billion and $12.9 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $376 million if interest rates were to decline by 10% from levels at March 31, 2021. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $13 million as of March 31, 2021 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $2 million if interest rates were to decline by 10% from levels at March 31, 2021. Changes in the fair value of the derivative component, a $927 million recorded liability at March 31, 2021, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2021 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the March 31, 2021 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of March 31, 2021, the recorded fair value of non-trading energy derivative liabilities was $7 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of March 31, 2021 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings, please read Note 14(d) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the Registrants’ combined 2020 Form 10-K.

Item 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in the Registrants’ combined 2020 Form 10-K.

Item 6.EXHIBITS

Exhibits filed herewith are designated by a cross (†); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about the Registrants, any other persons, any state of affairs or other matters.

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
		CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447		x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447		x		x
†2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021				x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$2,400,000,000 Amended and Restated Credit Agreement dated as of February 4, 2021 among CenterPoint Energy, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement dated as of February 4, 2021 among Houston Electric, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.2	x	x
4.8	$900,000,000 Credit Agreement dated as of February 4, 2021 among CERC Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.3	x		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.9	$400,000,000 Credit Agreement dated as of February 4, 2021 among VUHI, as Borrower, Indiana Gas, SIGECO and VEDO, as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto , Inc., as Borrower, Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.4	x
4.10	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	x
4.11	First Amendment to Term Loan Agreement, dated as of April 26, 2021, by and among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 26, 2021	1-31447	4.1	x
4.12	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, L.P., dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.1	x
4.13	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., BEP Special Situations 2 LLC and BEP Special Situations IV LLC, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.2	x
4.14	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.3	x
4.15	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.4	x
4.16	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.5	x
4.17	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC’s Form 8-K dated February 5, 1998	1-13265	4.1			x
†4.18	Supplemental Indenture No. 19 to Exhibit 4.16, dated as of March 2, 2021, providing for the issuance of CERC Corp.’s Floating Rate Senior Notes due 2023						x
†4.19	Supplemental Indenture No. 20 to Exhibit 4.16, dated as of March 2, 2021, providing for the issuance of CERC Corp.’s 0.70% Senior Notes due 2023						x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.20	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.21	Thirtieth Supplemental Indenture to Exhibit 4.19, dated as of March 11, 2021	Houston Electric’s Form 8-K dated March 8, 2021	1-3187	4.4		x
†4.22	Officer’s Certificate, dated as of March 11, 2021, setting forth the form, terms and provisions of the Series AE Bonds and the Series AF Bonds					x
10.1	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting with Performance Goals)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(12)	x
10.2	Form of Restricted Stock Unit Award Agreement for CEO (Service-Based Vesting with Performance Goals)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(13)	x
10.3	Governance Arrangement Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, dated May 6, 2020	Form 8-K of CenterPoint Energy, Inc. dated May 6, 2020	1-31447	10.1	x
10.4	Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.1	x
10.5	Form of Registration Rights Agreement, to be dated as of the Closing Date, by and among Energy Transfer LP and certain unitholders of Enable Midstream Partners, LP as set forth on Schedule I thereto	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.2	x
10.6	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	x
10.7	First Amendment to Exhibit 10.6	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(t)(2)	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth M. Mercado					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Kenneth M. Mercado					x
†32.1.3	Section 1350 Certification of Scott E. Doyle						x
†32.2.1	Section 1350 Certification of Jason P. Wells				x
†32.2.2	Section 1350 Certification of Jason P. Wells					x
†32.2.3	Section 1350 Certification of Jason P. Wells						x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 6, 2021