Form 10-Q
period 2021-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2021-08-05
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 23, 2021:

CenterPoint Energy, Inc.	592,890,377	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AMA	Asset Management Agreement
APSC	Arkansas Public Service Commission
ARO	Asset retirement obligation
ARP	Alternative revenue program
ARPA	American Rescue Plan Act of 2021
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
Bond Companies	Bond Company III, Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company III	CenterPoint Energy Transition Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
Business Review and Evaluation Committee	Business Review and Evaluation Committee of the Board of Directors of CenterPoint Energy, Inc.
Capital Dynamics	Capital Dynamics, Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNG	Compressed Natural Gas
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board
COVID-19	Novel coronavirus disease 2019 and related global outbreak that was subsequently declared a pandemic by the World Health Organization
COVID-19 ERP	COVID-19 Electricity Relief Program
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment

GLOSSARY
DCRF	Distribution Cost Recovery Factor
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
Elk GP Merger Sub	Elk GP Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Elk Merger Sub	Elk Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Enable	Enable Midstream Partners, LP
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Merger	The proposed merger of Elk Merger Sub with and into Enable and the merger of Elk GP Merger Sub with and into Enable GP, in each case on the terms and subject to the conditions set forth in the Enable Merger Agreement, with Enable and Enable GP surviving as wholly-owned subsidiaries of Energy Transfer
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub LLC, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition, LLC (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
GHG	Greenhouse gases
Governance Committee	Governance Committee of the Board
GRIP	Gas Reliability Infrastructure Program

GLOSSARY
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Infrastructure Services	Provided underground pipeline construction and repair services through VISCO and its wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LPSC	Louisiana Public Service Commission
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc., a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MLP	Master Limited Partnership
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MW	Megawatts
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids
NOLs	Net operating losses
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
Posey Solar	Posey Solar, LLC, a special purpose entity
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio

GLOSSARY
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SOFR	Secured Overnight Financing Rate
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Tenaska	Tenaska Wind Holdings, LLC
Texas RE	Texas Reliability Entity
TOB	Tariffed On Bill
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, formerly a wholly-owned subsidiary of Vectren
v

GLOSSARY
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both June 30, 2021 and December 31, 2020, consisted of AT&T Common and Charter Common
2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 25, 2021

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
◦economic effects of the actions of certain crude oil-exporting countries and the Organization of Petroleum Exporting Countries, which have in the past resulted in a substantial decrease in oil and natural gas prices, and the combined impact of these events and COVID-19 on commodity prices;
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
•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including the timing and amount of natural gas purchase costs associated with the February 2021 Winter Storm Event recovered;
•future economic conditions in regional and national markets and their effect on sales, prices and costs;
•weather variations and other natural phenomena, including the impact of severe weather events on operations and capital, such as impacts from the February 2021 Winter Storm Event;
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
•volatility and historical substantial declines in the markets for oil and natural gas as a result of the actions of certain crude-oil exporting countries and the Organization of Petroleum Exporting Countries and reduced worldwide consumption due to the COVID-19 pandemic;
•state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable), including, among others, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates charged by our regulated businesses;
•direct or indirect effects on our or Enable’s facilities, resources, operations and financial condition resulting from terrorism, cyber attacks or intrusions, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events such as fires, ice, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes and other severe weather events, pandemic health events or other occurrences;
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
•local, state and federal legislative and regulatory actions or developments relating to the environment, including, among others, those related to global climate change, air emissions, carbon, waste water discharges and the handling and disposal of CCR that could impact operations, cost recovery of generation plant costs and related assets, and CenterPoint Energy’s carbon emissions reduction targets;
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
•timely and appropriate regulatory actions, which include actions allowing securitization, for any future hurricanes or other severe weather events, or natural disasters or other recovery of costs;
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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,652	$1,476	$4,136	$3,549
Non-utility revenues	90	99	153	193
Total	1,742	1,575	4,289	3,742
Expenses:
Utility natural gas, fuel and purchased power	258	202	1,193	811
Non-utility cost of revenues, including natural gas	58	69	98	133
Operation and maintenance	677	643	1,346	1,317
Depreciation and amortization	327	297	634	579
Taxes other than income taxes	126	129	269	265
Goodwill impairment	—	—	—	185
Total	1,446	1,340	3,540	3,290
Operating Income	296	235	749	452
Other Income (Expense):
Gain (loss) on marketable securities	75	75	52	(69)
Gain (loss) on indexed debt securities	(77)	(76)	(51)	59
Interest expense and other finance charges	(119)	(128)	(232)	(267)
Interest expense on Securitization Bonds	(5)	(7)	(11)	(15)
Equity in earnings (loss) of unconsolidated affiliates, net	67	43	175	(1,432)
Other income, net	11	22	3	36
Total	(48)	(71)	(64)	(1,688)
Income (Loss) from Continuing Operations Before Income Taxes	248	164	685	(1,236)
Income tax expense (benefit)	(3)	29	71	(318)
Income (Loss) from Continuing Operations	251	135	614	(918)
Loss from Discontinued Operations (net of tax expense of $-0-, $38, $-0- and $21, respectively)	—	(30)	—	(176)
Net Income (Loss)	251	105	614	(1,094)
Income allocated to preferred shareholders	30	46	59	75
Income (Loss) Available to Common Shareholders	$221	$59	$555	$(1,169)

Basic earnings (loss) per common share - continuing operations	$0.38	$0.17	$0.98	$(1.93)
Basic loss per common share - discontinued operations	—	(0.06)	—	(0.34)
Basic Earnings (Loss) Per Common Share	0.38	0.11	0.98	(2.27)
Diluted earnings (loss) per common share - continuing operations	$0.37	$0.17	$0.93	$(1.93)
Diluted loss per common share - discontinued operations	—	(0.06)	—	(0.34)
Diluted Earnings (Loss) Per Common Share	$0.37	$0.11	$0.93	$(2.27)

Weighted Average Common Shares Outstanding, Basic	586	528	569	515
Weighted Average Common Shares Outstanding, Diluted	596	531	596	515

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Net Income (Loss)	$251	$105	$614	$(1,094)
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1, $1, $1 and $2)	1	1	3	2
Reclassification of net deferred losses from cash flow hedges (net of tax of $-0-, $4, $-0- and $4)	—	15	—	15
Other comprehensive income (loss) from unconsolidated affiliates (net of tax of $-0-, $-0-, $-0- and $-0-)	1	—	2	(3)
Total	2	16	5	14
Comprehensive income (loss)	253	121	619	(1,080)
Income allocated to preferred shareholders	30	46	59	75
Comprehensive income (loss) available to common shareholders	$223	$75	$560	$(1,155)

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents ($106 and $139 related to VIEs, respectively)	$136	$147
Investment in marketable securities	923	871
Accounts receivable ($38 and $23 related to VIEs, respectively), less allowance for credit losses of $62 and $52, respectively	651	676
Accrued unbilled revenues, less allowance for credit losses of $2 and $5, respectively	270	505
Natural gas and coal inventory	121	203
Materials and supplies	319	297
Non-trading derivative assets	6	—
Taxes receivable	78	82
Current assets held for sale	2,192	—
Prepaid expenses and other current assets ($17 and $15 related to VIEs, respectively)	483	139
Total current assets	5,179	2,920
Property, Plant and Equipment:
Property, plant and equipment	32,004	32,514
Less: accumulated depreciation and amortization	9,908	10,152
Property, plant and equipment, net	22,096	22,362
Other Assets:
Goodwill	4,294	4,697
Regulatory assets ($542 and $633 related to VIEs, respectively)	3,427	2,094
Investment in unconsolidated affiliates	882	783
Preferred units – unconsolidated affiliate	363	363
Other non-current assets	225	252
Total other assets	9,191	8,189
Total Assets	$36,466	$33,471

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2021	December 31, 2020
	(in millions, except share amounts)
Current Liabilities:
Short-term borrowings	$3	$24
Current portion of VIE Securitization Bonds long-term debt	215	211
Indexed debt, net	12	15
Current portion of other long-term debt	63	1,669
Indexed debt securities derivative	1,004	953
Accounts payable	797	853
Taxes accrued	203	265
Interest accrued	155	145
Dividends accrued	—	136
Customer deposits	109	119
Non-trading derivative liabilities	—	3
Current liabilities held for sale	472	—
Other current liabilities	336	432
Total current liabilities	3,369	4,825
Other Liabilities:
Deferred income taxes, net	3,698	3,603
Non-trading derivative liabilities	14	27
Benefit obligations	665	680
Regulatory liabilities	3,051	3,448
Other non-current liabilities	946	1,019
Total other liabilities	8,374	8,777
Long-term Debt:
VIE Securitization Bonds, net	424	536
Other long-term debt, net	15,429	10,985
Total long-term debt, net	15,853	11,521
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 1,775,903 shares and 2,402,400 shares outstanding, respectively, $1,776 and 2,402 liquidation preference, respectively (Note 19)	1,739	2,363
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 592,852,490 shares and 551,355,861 shares outstanding, respectively	6	6
Additional paid-in capital	7,553	6,914
Accumulated deficit	(343)	(845)
Accumulated other comprehensive loss	(85)	(90)
Total shareholders’ equity	8,870	8,348
Total Liabilities and Shareholders’ Equity	$36,466	$33,471

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$614	$(1,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	634	579
Amortization of deferred financing costs	15	15
Amortization of intangible assets in non-utility cost of revenues	—	1
Deferred income taxes	51	(477)
Goodwill impairment and loss from reclassification to held for sale	—	172
Goodwill impairment	—	185
Unrealized loss on marketable securities	(52)	69
Gain on indexed debt securities	51	(59)
Write-down of natural gas inventory	—	3
Equity in (earnings) losses of unconsolidated affiliates	(175)	1,432
Distributions from unconsolidated affiliates	77	109
Pension contributions	(8)	(5)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	220	312
Inventory	53	22
Taxes receivable	4	106
Accounts payable	(120)	(221)
Non-trading derivatives, net	(23)	(3)
Margin deposits, net	—	65
Interest and taxes accrued	(48)	14
Net regulatory assets and liabilities	(2,329)	(65)
Other current assets	24	1
Other current liabilities	(76)	(39)
Other non-current assets	—	15
Other non-current liabilities	7	41
Other, net	5	3
Net cash provided by (used in) operating activities	(1,076)	1,181
Cash Flows from Investing Activities:
Capital expenditures	(1,383)	(1,278)
Distributions from unconsolidated affiliate in excess of cumulative earnings	—	7
Proceeds from divestitures (Note 3)	—	1,136
Other, net	7	(8)
Net cash used in investing activities	(1,376)	(143)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(27)	19
Proceeds from (payments of) commercial paper, net	225	(1,498)
Proceeds from long-term debt	4,493	299
Payments of long-term debt	(1,960)	(1,032)
Borrowings from revolving credit facilities	—	1,050
Payments of revolving credit facilities	—	(1,050)
Payment of debt issuance costs	(37)	(3)
Payment of dividends on Common Stock	(183)	(227)
Payment of dividends on Preferred Stock	(65)	(66)
Proceeds from issuance of Common Stock, net	—	673
Proceeds from issuance of Series C Preferred Stock, net	—	724
Other, net	(4)	(4)
Net cash provided by (used in) financing activities	2,442	(1,115)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(10)	(77)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	167	271
Cash, Cash Equivalents and Restricted Cash at End of Period	$157	$194

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	3	$2,363	2	$1,740	3	$2,363	2	$1,740
Issuances of Series C Preferred Stock, net of issuance costs and beneficial conversion feature	—	—	1	701	—	—	1	701
Conversion of Series B Preferred Stock and Series C Preferred Stock	—	(624)	—	—	—	(624)	—	—
Balance, end of period	3	1,739	3	2,441	3	1,739	3	2,441
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	552	6	502	5	551	6	502	5
Issuances of Common Stock	41	—	42	—	41	—	42	—
Issuances related to benefit and investment plans	—	—	1	—	1	—	1	—
Balance, end of period	593	6	545	5	593	6	545	5
Additional Paid-in-Capital
Balance, beginning of period		6,916		6,086		6,914		6,080
Issuances of Common Stock, net of issuance costs		624		673		624		673
Issuances related to benefit and investment plans		13		10		15		16
Recognition of beneficial conversion feature		—		32		—		32
Balance, end of period		7,553		6,801		7,553		6,801
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		(482)		(761)		(845)		632
Net income (loss)		251		105		614		(1,094)
Common Stock dividends declared (see Note 19)		(95)		(82)		(95)		(227)
Preferred Stock dividends declared (see Note 19)		(17)		(24)		(17)		(66)
Amortization of beneficial conversion feature		—		(9)		—		(9)
Adoption of ASU 2016-13		—		—		—		(7)
Balance, end of period		(343)		(771)		(343)		(771)
Accumulated Other Comprehensive Loss
Balance, beginning of period		(87)		(100)		(90)		(98)
Other comprehensive income		2		16		5		14
Balance, end of period		(85)		(84)		(85)		(84)
Total Shareholders’ Equity		$8,870		$8,392		$8,870		$8,392

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues	$786	$720	$1,470	$1,354
Expenses:
Operation and maintenance	390	364	763	723
Depreciation and amortization	161	140	302	269
Taxes other than income taxes	65	64	128	128
Total	616	568	1,193	1,120
Operating Income	170	152	277	234
Other Income (Expense):
Interest expense and other finance charges	(47)	(43)	(92)	(84)
Interest expense on Securitization Bonds	(5)	(7)	(11)	(15)
Other income, net	3	1	8	6
Total	(49)	(49)	(95)	(93)
Income Before Income Taxes	121	103	182	141
Income tax expense	18	16	26	21
Net Income	$103	$87	$156	$120

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income	$103	$87	$156	$120
Other comprehensive income:
Reclassification of net deferred losses from cash flow hedges (net of tax of $-0-, $4, $-0- and $4)	—	15	—	15
Total	—	15	—	15
Comprehensive income	$103	$102	$156	$135

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents ($106 and $139 related to VIEs, respectively)	$120	$139
Accounts receivable ($38 and $23 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	313	268
Accounts and notes receivable–affiliated companies	125	7
Accrued unbilled revenues	116	113
Materials and supplies	209	195
Prepaid expenses and other current assets ($17 and $15 related to VIEs, respectively)	28	47
Total current assets	911	769
Property, Plant and Equipment:
Property, plant and equipment	14,296	13,593
Less: accumulated depreciation and amortization	4,026	3,930
Property, plant and equipment, net	10,270	9,663
Other Assets:
Regulatory assets ($542 and $633 related to VIEs, respectively)	803	848
Other non-current assets	33	36
Total other assets	836	884
Total Assets	$12,017	$11,316

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	June 30, 2021	December 31, 2020
	(in millions)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	215	211
Current portion of other long-term debt	—	402
Accounts payable	413	281
Accounts and notes payable–affiliated companies	37	96
Taxes accrued	149	158
Interest accrued	84	71
Other current liabilities	114	117
Total current liabilities	1,012	1,336
Other Liabilities:
Deferred income taxes, net	1,069	1,041
Benefit obligations	75	75
Regulatory liabilities	1,114	1,252
Other non-current liabilities	100	95
Total other liabilities	2,358	2,463
Long-term Debt:
VIE Securitization Bonds, net	424	536
Other long-term debt, net	4,956	3,870
Total long-term debt, net	5,380	4,406
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,548	2,548
Retained earnings	719	563
Total member’s equity	3,267	3,111
Total Liabilities and Member’s Equity	$12,017	$11,316

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income	$156	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302	269
Amortization of deferred financing costs	5	5
Deferred income taxes	(3)	(10)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(56)	(102)
Accounts receivable/payable–affiliated companies	(72)	(6)
Inventory	(14)	(28)
Accounts payable	49	9
Interest and taxes accrued	4	(2)
Non-trading derivatives, net	—	15
Net regulatory assets and liabilities	(142)	(13)
Other current assets	21	16
Other current liabilities	(3)	2
Other assets	9	(1)
Other liabilities	8	12
Other, net	(10)	(8)
Net cash provided by operating activities	254	278
Cash Flows from Investing Activities:
Capital expenditures	(735)	(548)
Decrease (increase) in notes receivable–affiliated companies	(97)	448
Other, net	(5)	(7)
Net cash used in investing activities	(837)	(107)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	—	5
Proceeds from long-term debt	1,096	299
Payments of long-term debt	(510)	(132)
Decrease in notes payable–affiliated companies	(8)	—
Dividend to parent	—	(405)
Payment of debt issuance costs	(12)	(3)
Net cash provided by (used in) financing activities	566	(236)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(17)	(65)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	154	235
Cash, Cash Equivalents and Restricted Cash at End of Period	$137	$170

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,548		2,486		2,548		2,486
Balance, end of period		2,548		2,486		2,548		2,486
Retained Earnings
Balance, beginning of period		616		428		563		780
Net income		103		87		156		120
Dividend to parent		—		(20)		—		(405)
Balance, end of period		719		495		719		495
Accumulated Other Comprehensive Loss
Balance, beginning of period		—		(15)		—		(15)
Other comprehensive income		—		15		—		15
Balance, end of period		—		—		—		—
Total Member’s Equity		$3,267		$2,981		$3,267		$2,981

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Utility revenues	$549	$467	$1,717	$1,463
Non-utility revenues	25	16	34	31
Total	574	483	1,751	1,494
Expenses:
Utility natural gas	182	137	805	609
Non-utility cost of revenues, including natural gas	10	7	12	13
Operation and maintenance	194	179	392	388
Depreciation and amortization	80	74	160	148
Taxes other than income taxes	44	44	100	94
Total	510	441	1,469	1,252
Operating Income	64	42	282	242
Other Expense:
Interest expense and other finance charges	(25)	(29)	(49)	(59)
Other income (expense), net	1	—	—	(4)
Total	(24)	(29)	(49)	(63)
Income From Continuing Operations Before Income Taxes	40	13	233	179
Income tax expense (benefit)	(18)	(4)	24	31
Income From Continuing Operations	58	17	209	148
Loss from Discontinued Operations (net of tax expense (benefit) of $-0-, $8, $-0- and $(3), respectively)	—	(4)	—	(68)
Net Income	$58	$13	$209	$80

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Net income	$58	$13	$209	$80
Comprehensive income	$58	$13	$209	$80

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, less allowance for credit losses of $55 and $45, respectively	199	233
Accrued unbilled revenues, less allowance for credit losses of $2 and $4, respectively	80	260
Accounts and notes receivable–affiliated companies	10	8
Materials and supplies	64	58
Natural gas inventory	84	121
Current assets held for sale	1,935	—
Prepaid expenses and other current assets	241	26
Total current assets	2,614	707
Property, Plant and Equipment:
Property, plant and equipment	7,519	8,972
Less: accumulated depreciation and amortization	2,001	2,414
Property, plant and equipment, net	5,518	6,558
Other Assets:
Goodwill	611	757
Regulatory assets	1,598	220
Other non-current assets	38	66
Total other assets	2,247	1,043
Total Assets	$10,379	$8,308

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	June 30, 2021	December 31, 2020
	(in millions)
Current Liabilities:
Short-term borrowings	$3	$24
Accounts payable	226	296
Accounts and notes payable–affiliated companies	44	50
Taxes accrued	55	74
Interest accrued	29	28
Customer deposits	65	76
Current liabilities held for sale	472	—
Other current liabilities	127	178
Total current liabilities	1,021	726
Other Liabilities:
Deferred income taxes, net	619	584
Benefit obligations	83	83
Regulatory liabilities	955	1,226
Other non-current liabilities	582	694
Total other liabilities	2,239	2,587
Long-Term Debt	4,343	2,428
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,046	2,046
Retained earnings	720	511
Accumulated other comprehensive income	10	10
Total stockholder’s equity	2,776	2,567
Total Liabilities and Stockholder’s Equity	$10,379	$8,308

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income	$209	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	148
Amortization of deferred financing costs	8	5
Deferred income taxes	24	26
Goodwill impairment and loss from reclassification to held for sale	—	93
Write-down of natural gas inventory	—	3
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	182	357
Accounts receivable/payable–affiliated companies	(8)	(7)
Inventory	23	52
Accounts payable	(76)	(183)
Interest and taxes accrued	(13)	(27)
Non-trading derivatives, net	—	(13)
Margin deposits, net	—	65
Net regulatory assets and liabilities	(2,004)	2
Other current assets	5	2
Other current liabilities	(33)	(22)
Other assets	(9)	7
Other liabilities	(31)	5
Other, net	—	(6)
Net cash provided by (used in) operating activities	(1,563)	587
Cash Flows from Investing Activities:
Capital expenditures	(327)	(376)
Increase in notes receivable–affiliated companies	—	(9)
Proceeds from divestiture (Note 3)	—	286
Other, net	12	2
Net cash used in investing activities	(315)	(97)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(27)	14
Proceeds from (payments of) commercial paper, net	217	(145)
Proceeds from long-term debt	1,699	—
Dividends to parent	—	(72)
Payment of debt issuance costs	(10)	—
Capital distribution to parent associated with the sale of CES	—	(286)
Other, net	(1)	(2)
Net cash provided by (used in) financing activities	1,878	(491)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	—	(1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$1

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,046		2,116		2,046		2,116
Capital distribution to parent associated with the sale of CES		—		(286)		—		(286)
Other		—		(1)		—		(1)
Balance, end of period		2,046		1,829		2,046		1,829
Retained Earnings
Balance, beginning of period		662		545		511		515
Net income		58		13		209		80
Dividend to parent		—		(40)		—		(72)
Adoption of ASU 2016-13		—		—		—		(5)
Balance, end of period		720		518		720		518
Accumulated Other Comprehensive Income
Balance, beginning of period		10		10		10		10
Balance, end of period		10		10		10		10
Total Stockholder’s Equity		$2,776		$2,357		$2,776		$2,357

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

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable, a publicly traded MLP, as described below. As of June 30, 2021, CenterPoint Energy’s operating subsidiaries reported as continuing operations were as follows:

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

On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses. See Note 3 for further information.

As of June 30, 2021, CenterPoint Energy’s reportable segments were Electric, Natural Gas and Midstream Investments. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 16.

As of June 30, 2021, CNP Midstream owned approximately 53.7% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets; CNP Midstream also owned 50% of the management rights and 40% of the incentive distribution rights in Enable GP. On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units. For additional information regarding CenterPoint Energy’s interest in Enable, including the 14,520,000 Enable Series A Preferred Units directly owned by CenterPoint Energy, and the Enable Merger, see Note 9.

As of June 30, 2021, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

The Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. Certain prior year amounts have been reclassified to conform to the current year reportable segment presentation described in the 2020 Form 10-K.

(2) New Accounting Pronouncements

Management believes that recently adopted and recently issued accounting standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Held for Sale and Divestitures (CenterPoint Energy and CERC)

Held for Sale. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million of storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. The assets include approximately 17,000 miles of main pipeline in Arkansas, Oklahoma and certain portions of Bowie County, Texas serving more than half a million customers. The Arkansas and Oklahoma Natural Gas businesses are reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable. Filings were made on June 11, 2021 to the APSC and June 24, 2021 to the OCC requesting approval of the transaction. The transaction is anticipated to close by the end of 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance and state regulatory approvals. As announced in December 2020, CenterPoint Energy’s business strategy incorporated the Business Review and Evaluation Committee’s recommendations to increase its planned capital expenditures in its electric and natural gas businesses to support rate base growth and sell certain of its Natural Gas businesses located in Arkansas and Oklahoma as a means to efficiently finance a portion of such increased capital expenditures, among other recommendations.

In April 2021, certain assets and liabilities representing the Arkansas and Oklahoma Natural Gas businesses met the held for sale criteria. The sale will be considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances. The deferred taxes associated with the businesses will be recognized as a deferred income tax benefit by CenterPoint Energy and CERC upon closing.

The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the three and six months ended June 30, 2021. See Note 10 for further information about the allocation of goodwill to the businesses to be disposed.

The assets and liabilities of the Arkansas and Oklahoma Natural Gas businesses classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, included the following:

	June 30, 2021
	CenterPoint Energy	CERC
	(in millions)
Receivables, net	$28	$28
Accrued unbilled revenues	14	14
Natural gas inventory	20	20
Materials and supplies	8	8
Property, plant and equipment, net	1,238	1,238
Goodwill	403	146
Regulatory assets	386	386
Other	95	95
Total current assets held for sale	$2,192	$1,935

Short term borrowings (1)	$14	$14
Accounts payable	20	20
Taxes accrued	5	5
Customer deposits	12	12
Regulatory liabilities	286	286
Other	135	135
Total current liabilities held for sale	$472	$472

(1)Represents third-party AMAs associated with utility distribution service in Arkansas and Oklahoma. These transactions are accounted for as an inventory financing. For further information, see Note 12.

Although the Arkansas and Oklahoma Natural Gas businesses met the held for sale criteria, their disposals do not represent a strategic shift to CenterPoint Energy and CERC as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities associated with these transactions are not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, and the December 31, 2020 Condensed Consolidated Balance Sheets were not required to be recast for assets held for sale. Since the depreciation on the Arkansas and Oklahoma Natural Gas assets will continue to be reflected in revenues through customer rates until the expected closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets once sold, CenterPoint Energy and CERC will continue to record depreciation on those assets through the expected closing of the transaction.

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Income from Continuing Operations Before Income Taxes	$10	$8	$62	$60

Divestiture of Infrastructure Services and Energy Services (CenterPoint Energy and CERC). CenterPoint Energy completed the sale of the Infrastructure Services Disposal Group on April 9, 2020 for $850 million and collected a receivable of $4 million from PowerTeam Services in January 2021 for full and final settlement of the working capital adjustment in the Securities Purchase Agreement. CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of the Energy Services Disposal Group on June 1, 2020 for $286 million in cash and collected a receivable for $79 million in October 2020 for full and final settlement of the working capital adjustment. The earnings and expenses directly associated with these dispositions for the three and six months ended June 30, 2020 are reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income through the closing of the transactions, as applicable.

A summary of the Infrastructure Services and Energy Services Disposal Groups presented in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, is as follows:

	Three Months Ended June 30, 2020
	CenterPoint Energy			CERC
	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total	Energy Services Disposal Group
	(in millions)
Revenues	$28	$281	$309	$281
Expenses:
Non-utility cost of revenues	6	300	306	300
Operation and maintenance	21	14	35	14
Taxes other than income taxes	—	2	2	2
Total	27	316	343	316
Income (loss) from discontinued operations before income taxes	1	(35)	(34)	(35)
Gain on sale, net	3	39	42	39
Income tax expense	30	8	38	8
Net loss from discontinued operations	$(26)	$(4)	$(30)	$(4)

	Six Months Ended June 30, 2020
	CenterPoint Energy			CERC
	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total	Energy Services Disposal Group
	(in millions)
Revenues	$250	$1,167	$1,417	$1,167
Expenses:
Non-utility cost of revenues	50	1,108	1,158	1,108
Operation and maintenance	184	34	218	34
Taxes other than income taxes	1	3	4	3
Total	235	1,145	1,380	1,145
Income from discontinued operations before income taxes	15	22	37	22
Loss on classification to held for sale, net (1)	(93)	(99)	(192)	(93)
Income tax expense (benefit)	25	(4)	21	(3)
Net loss from discontinued operations	$(103)	$(73)	$(176)	$(68)

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

Transactions between CES and CenterPoint Energy’s and CERC’s Natural Gas businesses that were previously eliminated in consolidation have been reflected in continuing operations until June 1, 2020, which was the date of closing of the sale of the Energy Services Disposal Group. Revenues and expenses included in continuing operations were as follows:

	Three Months Ended June 30, 2020
	CenterPoint Energy	CERC
	(in millions)
Transportation revenue	$18	$18
Natural gas expense	3	3

	Six Months Ended June 30, 2020
	CenterPoint Energy	CERC
	(in millions)
Transportation revenue	$34	$34
Natural gas expense	48	47

In the normal course of business prior to June 1, 2020, the Energy Services Disposal Group through CES traded natural gas under supply contracts and entered into natural gas related transactions under transportation, storage and other contracts. In connection with the Energy Services Disposal Group’s business activities prior to the closing of the sale of the Energy Services Disposal Group on June 1, 2020, CERC Corp. issued guarantees to certain of CES’s counterparties to guarantee the payment of CES’s obligations. For further information, see Note 14.

Natural Gas had AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group which expired in March 2021. The expired AMAs were replaced with new third-party AMAs beginning in April 2021. CenterPoint Energy and CERC had outstanding obligations related to the AMAs with the Energy Services Disposal Group of $-0- and $24 million as of June 30, 2021 and December 31, 2020, respectively.

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

Fees incurred by CenterPoint Energy’s and CERC’s Natural Gas segment for pipeline construction and repair services are as follows:

	Six Months Ended June 30, 2020
	CenterPoint Energy	CERC
	(in millions)
Pipeline construction and repair services capitalized	$34	$—
Pipeline construction and repair service charges in operations and maintenance expense	1	1
(1)Represents charges for the period from January 1, 2020 until the closing of the sale of the Infrastructure Services Disposal Group.

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended June 30, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$933	$718	$64	$1,715
Other (1)	4	22	1	27
Total revenues	$937	$740	$65	$1,742

	Six Months Ended June 30, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,766	$2,373	$117	$4,256
Other (1)	1	30	2	33
Total revenues	$1,767	$2,403	$119	$4,289

	Three Months Ended June 30, 2020
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$850	$634	$82	$1,566
Other (1)	(2)	10	1	9
Total revenues	$848	$644	$83	$1,575

	Six Months Ended June 30, 2020
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,617	$1,930	$160	$3,707
Other (1)	(2)	35	2	35
Total revenues	$1,615	$1,965	$162	$3,742

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. Total lease income was $2 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and $4 million and $2 million for the six months ended June 30, 2021 and 2020, respectively.

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenue from contracts	$791	$722	$1,478	$1,360
Other (1)	(5)	(2)	(8)	(6)
Total revenues	$786	$720	$1,470	$1,354

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and six months ended June 30, 2021 and 2020.

CERC

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenue from contracts	$558	$472	$1,730	$1,456
Other (1)	16	11	21	38
Total revenues	$574	$483	$1,751	$1,494

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. Lease income was not significant for the three and six months ended June 30, 2021 and 2020.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of June 30, 2021, CenterPoint Energy’s contract assets primarily relate to ESG contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. As of June 30, 2021, CenterPoint Energy’s contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable related to ASC 606 revenues, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers from continuing operations as of December 31, 2020 and June 30, 2021, respectively, are presented below. The closing balances as of June 30, 2021 for CenterPoint Energy and CERC have been updated to exclude amounts reflected as held for sale on their respective Condensed Consolidated Balance Sheets.

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2020	$604	$505	$27	$18
Closing balance as of June 30, 2021	505	272	24	22
Increase (decrease)	$(99)	$(233)	$(3)	$4

The amount of revenue recognized in the six-month period ended June 30, 2021 that was included in the opening contract liability was $15 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2020	$225	$113	$3
Closing balance as of June 30, 2021	260	116	6
Increase	$35	$3	$3

The amount of revenue recognized in the six-month period ended June 30, 2021 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2020	$214	$261
Closing balance as of June 30, 2021	114	81
Decrease	$(100)	$(180)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of June 30, 2021:
Corporate and Other	$253	$538	$791
	$253	$538	$791

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost (benefit), before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service cost (1)	$10	$12	$20	$22
Interest cost (2)	14	19	29	38
Expected return on plan assets (2)	(26)	(29)	(52)	(57)
Amortization of prior service cost (2)	—	—	—	—
Amortization of net loss (2)	10	11	19	21
Settlement cost (benefit) (2) (3)	(1)	1	(1)	1
Net periodic cost	$7	$14	$15	$25

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Amounts presented in the table above are included in Other income (expense), net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.
(3)A one-time, non-cash settlement cost (benefit) is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In each of the three and six months ended June 30, 2021 and 2020, CenterPoint Energy recognized non-cash settlement costs (benefits) due to lump sum settlement payments from Vectren pension plans.

Postretirement Benefits

	Three Months Ended June 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$1	$1	$—	$—
Interest cost (2)	2	1	—	3	2	1
Expected return on plan assets (2)	(1)	(1)	—	(2)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	(1)	—	(1)	(2)	—
Net periodic cost (benefit)	$—	$(1)	$1	$1	$(1)	$1

	Six Months Ended June 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$1	$1	$—	$—
Interest cost (2)	4	2	1	6	3	2
Expected return on plan assets (2)	(2)	(2)	—	(3)	(2)	—
Amortization of prior service cost (credit) (2)	(2)	(2)	—	(2)	(3)	—
Net periodic cost (benefit)	$1	$(2)	$2	$2	$(2)	$2

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

On March 11, 2021, the ARPA was signed into law which includes pension plan funding relief for the sponsoring employers. As a result, the required minimum contribution to pension plans for 2021 has been significantly reduced. However, CenterPoint Energy elects to maintain the same level of funding previously planned for 2021, and therefore, the expected minimum contribution amount does not reflect this funding relief available for 2021.

The table below reflects the contributions made to the pension and postretirement benefit plans during 2021:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$—	$—	$—	$8	$—	$—
Postretirement benefit plans	1	—	1	4	—	2

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

	June 30, 2021			December 31, 2020
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$217	$121	$14	$229	$137	$13

(1)In addition to the amounts described in (2) and (3) below, CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments in Indiana.
(2)Represents Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation to be recovered in rates through 2024 and certain storm restoration balances pending recovery in the next rate proceeding. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended June 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$11	$11	$—	$8	$8	$—

	Six Months Ended June 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Allowed equity return recognized	$19	$18	$—	$14	$14	$—

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. In Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market. While demand for electricity reached extraordinary levels due to the extreme cold, the supply of electricity significantly decreased in part because of the inability of certain power generation facilities to supply electric power to the grid. Houston Electric does not own or operate any electric generation facilities. It transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. ERCOT serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. To comply with ERCOT’s orders, Houston Electric implemented controlled outages across its service territory, resulting in a substantial number of businesses and residents being without power, many for extended periods of time, in compliance with ERCOT’s directives as an emergency procedure to avoid prolonged large-scale state-wide blackouts and long-term damage to the electric system in Texas. In anticipation of this weather event, Houston Electric implemented its emergency operations plan’s processes and procedures necessary to respond to such events, including establishing an incident command center and calling for mutual assistance from other utilities where needed, among other measures. Throughout the February 2021 Winter Storm Event, Houston Electric remained in contact with its regulators and stakeholders, including federal, state and local officials, as well as the PUCT and ERCOT.

The February 2021 Winter Storm Event also impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the price of natural gas purchased by CenterPoint Energy and CERC.

On February 13, 2021, the Railroad Commission authorized each Texas natural gas distribution utility to record in a regulatory asset the extraordinary expenses associated with the February 2021 Winter Storm Event, including, but not limited to, natural gas cost and other costs related to the procurement and transportation of natural gas supply, subject to recovery in future regulatory proceedings. The Texas governor signed legislation in June 2021 that authorizes the Railroad Commission to use securitization financing and the issuance of customer rate relief bonds for recovery of extraordinary natural gas costs incurred by natural gas utilities as a result of the February 2021 Winter Storm Event. In addition, CenterPoint Energy’s and CERC’s Natural Gas utilities in jurisdictions outside of Texas deferred under-recovered natural gas cost as regulatory assets under existing recovery mechanisms and are seeking recovery of the increased cost of natural gas. As of June 30, 2021, CenterPoint Energy and CERC have recorded current regulatory assets of $325 million and $222 million included in Prepaid expenses and other current assets, respectively, and non-current regulatory assets of $1,774 million and $1,763 million, respectively, associated with the February 2021 Winter Storm Event.

Amounts for the under recovery of natural gas costs are reflected in regulatory assets and are probable of recovery; however, the timing of recovery for the estimated incremental natural gas cost attributable to the February 2021 Winter Storm Event within each regulatory asset remains uncertain in some jurisdictions. Recovery of natural gas costs within the regulatory assets are subject to customary regulatory prudency reviews in all jurisdictions that may impact the amounts ultimately recovered. For example, the Minnesota Attorney General’s Office and Department of Commerce have proposed significant disallowances for all natural gas utilities, resulting in a potential disallowance of up to approximately $290 million for CenterPoint Energy and CERC. The natural gas costs in Minnesota were incurred in accordance with the plan on file with the MPUC and remain probable of recovery. Additionally, due to the uncertainty of timing and method of recovery in some jurisdictions, CenterPoint Energy and CERC may not earn a return on amounts deferred in the regulatory assets associated with the February 2021 Winter Storm Event.

On February 21, 2021, in response to the 2021 February Winter Storm Event, the PUCT issued an order prohibiting REPs from sending a request to TDUs to disconnect such REPs’ customers for non-payment, effective February 21, 2021. As a result of this order, Houston Electric did not execute any requests for disconnection from any REPs until the PUCT issues orders for disconnects to resume. In June 2021, the PUCT issued an updated order relating to disconnections and REPs resumed the distribution of disconnection notices thereafter. As of June 30, 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, as of June 30, 2021, CenterPoint Energy and Houston Electric recorded a regulatory asset of $12 million to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Notes 12 and 14(d) for further information regarding debt financing transactions and litigation related to the February 2021 Winter Storm Event, respectively.

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which the Registrants operate issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. Although the disconnect moratoriums have expired or are set to expire in the third quarter of 2021 in the Registrants’ service territories, CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions.

The COVID-19 ERP allows program expenses to be recovered in rates. CenterPoint Energy’s and Houston Electric’s COVID-19 ERP regulatory assets were $-0- as of June 30, 2021 and $6 million as of December 31, 2020.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $28 million and $26 million, respectively, as of June 30, 2021 and $22 million and $19 million, respectively, as of December 31, 2020.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s Natural Gas service territories in Minnesota and Arkansas will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well. The Arkansas FRP, filed on April 5, 2021, included a request for (1) the regulatory asset as of September 30, 2020 in working capital for the 2021 historical year using a thirteen-month average of the asset balance; (2) the regulatory asset as of September 30, 2020 in working capital for the 2021 projected year using a thirteen-month average of the asset balance; and (3) the amortization of the balance over the 2021 projected year twelve-month period beginning October 1, 2021. The Mississippi RRA, filed on April 30, 2021, included the unamortized balance of the regulatory asset as of December 31, 2020 in rate base per Docket No. 2018-AD-141 Order Authorizing Utility Response and Accounting for COVID-19.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	June 30, 2021	December 31, 2020
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)Relates to interest rate derivative instruments at SIGECO.

Weather Hedges (CenterPoint Energy and CERC). CenterPoint Energy and CERC have weather normalization or other rate mechanisms that largely mitigate the impact of weather on Natural Gas in Arkansas, Indiana, Louisiana, Mississippi, Minnesota, Ohio and Oklahoma, as applicable. CenterPoint Energy’s and CERC’s Natural Gas in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms, although fixed customer charges are historically higher in Texas for Natural Gas compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s Natural Gas’ results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories. The Registrants do not currently enter into weather hedges.

(b)Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of Derivative Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items (CenterPoint Energy)

		June 30, 2021		December 31, 2020
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$6	$—	$—
Natural gas derivatives (1)	Other Assets: Other non-current assets	1	—	—
Natural gas derivatives (2)	Current Liabilities: Non-trading derivative liabilities	—	—	3
Natural gas derivatives (2)	Other Liabilities: Non-trading derivative liabilities	—	—	7
Interest rate derivatives	Other Liabilities: Non-trading derivative liabilities	—	14	20
Indexed debt securities derivative (3)	Current Liabilities	—	1,004	953
Total		$7	$1,018	$983

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in an asset position with no offsetting amounts.
(2)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability position with no offsetting amounts.
(3)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity. See Note 11 for further information.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2021	2020	2021	2020
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$(77)	$(76)	$(51)	$59
Total		$(77)	$(76)	$(51)	$59

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

	June 30, 2021	December 31, 2020
	(in millions)
Aggregate fair value of derivatives with credit-risk-related contingent features in a liability position	$14	$20
Fair value of collateral already posted	7	7
Additional collateral required to be posted if credit risk contingent features triggered (1)	7	3

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$926	$—	$—	$926	$873	$—	$—	$873
Investments, including money market funds (1)	42	—	—	42	43	—	—	43
Natural gas derivatives	—	7	—	7	—	—	—	—
Total assets	$968	$7	$—	$975	$916	$—	$—	$916
Liabilities
Indexed debt securities derivative	$—	$1,004	$—	$1,004	$—	$953	$—	$953
Interest rate derivatives	—	14	—	14	—	20	—	20
Natural gas derivatives	—	—	—	—	—	10	—	10
Total liabilities	$—	$1,018	$—	$1,018	$—	$983	$—	$983

Houston Electric

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$26	$—	$—	$26	$26	$—	$—	$26
Total assets	$26	$—	$—	$26	$26	$—	$—	$26

CERC

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$3	$—	$—	$3	$2	$—	$—	$2
Investments, including money market funds (1)	11	—	—	11	11	—	—	11
Total assets	$14	$—	$—	$14	$13	$—	$—	$13

(1)Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Nonrecurring Basis

As a result of classifying the Arkansas and Oklahoma Natural Gas businesses as held for sale, CenterPoint Energy and CERC used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value of the businesses classified as held for sale, which are Level 2 inputs. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the three and six months ended June 30, 2021. See Note 3 for further information.

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

	June 30, 2021			December 31, 2020
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$16,131	$5,595	$4,343	$13,401	$5,019	$2,428
Fair value	17,611	6,403	4,680	15,226	5,957	2,855

(1)Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of June 30, 2021, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliates, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, resulting in the exchange of Enable common units owned by CenterPoint Energy at the transaction exchange ratio of 0.8595x Energy Transfer common units for each Enable common unit. CenterPoint Energy will also receive $5 million in cash in exchange for its interest in Enable GP and Energy Transfer Series G Preferred Units with an aggregate liquidation preference of approximately $385 million in exchange for all of its Enable Series A Preferred Units. Pursuant to previously disclosed support agreements, CenterPoint Energy and OGE, who collectively own approximately 79.2% of Enable’s common units, delivered written consents approving the Enable Merger Agreement and, on a non-binding, advisory basis, the compensation that will or may become payable to Enable’s named executive officers in connection with the transactions contemplated by the

Enable Merger Agreement. The transactions contemplated under the Enable Merger Agreement are expected to be completed in 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. Upon the consummation of the transaction, the agreements relating to Enable between CenterPoint Energy, OGE and Enable and certain of their affiliates will terminate, and CenterPoint Energy will pay $30 million to OGE (or other mutually agreed upon consideration). Because CenterPoint Energy will retain an investment in the midstream industry at the completion of this transaction, the transaction does not represent a strategic shift that will have a major effect on CenterPoint Energy’s operations or financial results, and as such, Enable is not classified and presented as discontinued operations. Equity method investments that do not qualify for discontinued operations are not presented as assets held for sale.

Investment in Unconsolidated Affiliates (CenterPoint Energy):

	June 30, 2021	December 31, 2020
	(in millions)
Enable	$881	$782
Other	1	1
Total	$882	$783

As of June 30, 2021, Enable’s common unit price closed at $9.11 per unit.

Equity in Earnings (Losses) of Unconsolidated Affiliates, net (CenterPoint Energy):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020 (1)
	(in millions)
Enable	$67	$43	$175	$(1,432)
Total	$67	$43	$175	$(1,432)

(1)Includes an impairment charge on CenterPoint Energy’s investment in Enable of $1,541 million.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	June 30, 2021
	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)
CenterPoint Energy (3)	53.7%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.8%	91,026,711	—
Total units outstanding	100.0%	435,866,139	14,520,000

(1)Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.
(2)The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of both June 30, 2021 and December 31, 2020. There were no settled transactions in the six months ended June 30, 2021 and 2020 that would indicate a stand-alone, observable, and readily determinable fair value for securities identical or similar to Enable Series A Preferred Units. No impairment charges or adjustment due to observable price changes were required or recorded during the current or prior reporting periods.
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

Interests Held in Enable GP (CenterPoint Energy):

CenterPoint Energy and OGE held the following interests in Enable GP as of both June 30, 2021 and December 31, 2020:

	June 30, 2021
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
(3)Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units	$0.16525	$38	$0.16525	$39	$0.33050	$77	$0.49575	$116
Enable Series A Preferred Units	0.58730	9	0.62500	9	1.21230	18	1.25000	18
Total CenterPoint Energy		$47		$48		$95		$134

Transactions with Enable (CenterPoint Energy and CERC):

The transactions with Enable in the following tables exclude transactions with the Energy Services Disposal Group.

	CenterPoint Energy and CERC
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Natural gas expenses, includes transportation and storage costs	$16	$17	$48	$44

	CenterPoint Energy and CERC
	June 30, 2021	December 31, 2020
	(in millions)
Accounts payable for natural gas purchases from Enable	$5	$9
Accounts receivable for amounts billed for services provided to Enable	1	1

Summarized Financial Information for Enable (CenterPoint Energy)

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating revenues	$787	$515	$1,757	$1,163
Cost of sales, excluding depreciation and amortization	426	177	945	403
Depreciation and amortization	103	105	209	209
Goodwill and long-lived assets impairments	—	—	—	28
Operating income	124	80	330	226
Net income attributable to Enable common units	79	35	234	138
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$42	$19	$125	$74
Basis difference amortization (1)	25	24	50	36
Loss on dilution, net of proportional basis difference recognition	—	—	—	(1)
Impairment of CenterPoint Energy’s equity method investment in Enable	—	—	—	(1,541)
CenterPoint Energy’s equity in earnings (losses), net	$67	$43	$175	$(1,432)
(1)Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048 or will cease upon the sale of CenterPoint Energy’s investment in Enable.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Current assets	$475	$381
Non-current assets	11,284	11,348
Current liabilities	1,317	582
Non-current liabilities	3,249	4,052
Non-controlling interest	25	26
Preferred equity	362	362
Accumulated other comprehensive loss	(3)	(6)
Enable partners’ equity	6,809	6,713
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,651	$3,601
CenterPoint Energy’s basis difference (1)	(2,770)	(2,819)
CenterPoint Energy’s equity method investment in Enable	$881	$782

(1)The basis difference is being amortized through the year 2048 or will cease upon sale of CenterPoint Energy’s investment in Enable.

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment is as follows:

	December 31, 2020	Held For Sale	June 30, 2021
	(in millions)
Electric (1)	$936	$—	$936
Natural Gas (2)	3,323	403	2,920
Corporate and Other	438	—	438
Total	$4,697	$403	$4,294
CERC’s goodwill is as follows:

	December 31, 2020	Held For Sale	June 30, 2021
	(in millions)
Goodwill (2)	$757	$146	$611
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)If the disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As a result, goodwill attributable to the Natural Gas businesses to be disposed is classified as held for sale as of June 30, 2021. Neither CenterPoint Energy nor CERC recognized any goodwill impairments within the Natural Gas reportable segment during the three or six months ended June 30, 2021. For further information, see Note 3.
Other Intangibles (CenterPoint Energy)

The tables below present information on CenterPoint Energy’s intangible assets, excluding goodwill, recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income, unless otherwise indicated.

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(10)	$23	$33	$(8)	$25
Trade names	16	(4)	12	16	(3)	13
Construction backlog (1)	5	(5)	—	5	(5)	—
Operation and maintenance agreements (1)	12	(1)	11	12	(1)	11
Other	2	(1)	1	2	(1)	1
Total	$68	$(21)	$47	$68	$(18)	$50

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$2	$2	$3	$3
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas	—	—	—	1
CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
Remaining six months of 2021	$3
2022	6
2023	6
2024	5
2025	5
2026	5

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

	Shares Held
	June 30, 2021	December 31, 2020
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,503

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of June 30, 2021. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	June 30, 2021	December 31, 2020
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of June 30, 2021, the ZENS, having an original principal amount of $828 million and a contingent principal amount of

$47 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

On May 17, 2021, AT&T announced that it had entered into a definitive agreement with Discovery, Inc. to combine their media assets into a new publicly traded company to be called Warner Bros. Discovery. Pursuant to the definitive agreement, AT&T shareholders are expected to receive stock representing 71% of the new company. Upon the closing of the transaction, reference shares attributable to ZENS would consist of AT&T Common, Charter Common and common stock of Warner Bros. Discovery. AT&T announced that the transaction is expected to close in the middle of 2022.

(12) Short-term Borrowings and Long-term Debt

Inventory Financing. Upon expiration of the AMA’s with the Energy Services Disposal Group discussed in Note 3, CenterPoint Energy’s and CERC’s Natural Gas businesses entered into new third-party AMAs beginning in April 2021 associated with their utility distribution service in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $3 million and $24 million outstanding obligations related to the AMAs as of June 30, 2021 and December 31, 2020, respectively, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Outstanding obligations related to third-party AMAs associated with utility distribution service in Arkansas and Oklahoma as of June 30, 2021 are reflected in current liabilities held for sale on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. See Note 3 for further information.

Debt Transactions. During the six months ended June 30, 2021, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
CERC Corp.	March 2021	Senior Notes	$700	0.70%	2023
CERC Corp.	March 2021	Floating Rate Senior Notes	1,000	Three-month LIBOR plus 0.50%	2023
		Total CERC Corp. (1)	1,700
Houston Electric	March 2021	General Mortgage Bonds	400	2.35%	2031
Houston Electric	March 2021	General Mortgage Bonds	700	3.35%	2051
		Total Houston Electric (2)	1,100
CenterPoint Energy	May 2021	Senior Notes	500	1.45%	2026
CenterPoint Energy	May 2021	Senior Notes	500	2.65%	2031
CenterPoint Energy	May 2021	Floating Rate Senior Notes	700	SOFR plus 0.65%	2024
		Total CenterPoint Energy (3)	$4,500

(1)In February 2021, CERC Corp. received financing commitments totaling $1.7 billion on a 364-day term loan facility to bridge any working capital needs related to the February 2021 Winter Storm Event. Total proceeds of the senior notes and floating rate senior note offerings, net of issuance expenses and fees, of approximately $1.69 billion were used for general corporate purposes, including to fund working capital. Upon the consummation of its senior notes offerings, in March 2021, CERC Corp. terminated all of the commitments for the 364-day term loan facility.
(2)Total proceeds, net of issuance expenses and fees, of approximately $1.08 billion were used for general limited liability company purposes, including capital expenditures and the repayment of outstanding debt discussed below and Houston Electric’s borrowings under the CenterPoint Energy money pool.
(3)Total proceeds, net of issuance expenses and fees, of approximately $1.69 billion, excluding amounts issued by Houston Electric and CERC Corp., were used for general corporate purposes, including the repayment of outstanding debt discussed below and a portion of CenterPoint Energy’s outstanding commercial paper.

Debt Repayments and Redemptions. During the six months ended June 30, 2021, the following debt instruments were repaid at maturity or redeemed:

Registrant	Repayment/Redemption Date	Debt Instrument	Aggregate Principal	Interest Rate	Maturity Date
			(in millions)
Houston Electric	March 2021	First Mortgage Bonds	$102	9.15%	2021
Houston Electric (1)	May 2021	General Mortgage Bonds	300	1.85%	2021
		Total Houston Electric	402
CenterPoint Energy (2)	January 2021	Senior Notes	250	3.85%	2021
CenterPoint Energy (3)	May 2021	Term Loan	700	0.76%	2021
CenterPoint Energy (4)	June 2021	Senior Notes	500	3.60%	2021
		Total CenterPoint Energy	$1,852

(1)In April 2021, Houston Electric provided notice of redemption and on May 1, 2021, Houston Electric redeemed all of the outstanding bonds of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.
(2)In December 2020, CenterPoint Energy provided notice of redemption of a portion of its outstanding $500 million aggregate principal amount of the series and on January 15, 2021, CenterPoint Energy redeemed $250 million aggregate principal amount of the series at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest and an applicable make-whole premium of $26 million.
(3)In April 2021, CenterPoint Energy amended its existing term loan agreement by extending its maturity from May 15, 2021 to June 14, 2021. The outstanding LIBOR rate loan balance was prepaid in full at a price equal to 100% of the principal amount, plus accrued and unpaid interest, which was calculated based on the interest rate at maturity.
(4)In May 2021, CenterPoint Energy provided notice of redemption and on June 1, 2021, CenterPoint Energy redeemed all of the outstanding senior notes of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable make-whole premium of $7 million.
Credit Facilities. In February 2021, each of CenterPoint Energy, Houston Electric, CERC Corp. and VUHI replaced their existing revolving credit facilities with new amended and restated credit facilities. The size of the CenterPoint Energy facility decreased from $3.3 billion to $2.4 billion, while the sizes of the Houston Electric, CERC Corp. and VUHI facilities remained unchanged.

The Registrants had the following revolving credit facilities as of June 30, 2021:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2021 (2)	Termination Date
		(in millions)
February 4, 2021	CenterPoint Energy	$2,400	1.625%	65.0%	(3)	57.7%	February 4, 2024
February 4, 2021	CenterPoint Energy (4)	400	1.250%	65.0%		50.1%	February 4, 2024
February 4, 2021	Houston Electric	300	1.375%	67.5%	(3)	55.8%	February 4, 2024
February 4, 2021	CERC	900	1.250%	65.0%		61.0%	February 4, 2024
	Total	$4,000

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of June 30, 2021.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	June 30, 2021				December 31, 2020
Registrant	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$11	$911	0.18%	$—	$11	$1,078	0.23%
CenterPoint Energy (2)	—	—	268	0.18%	—	—	92	0.22%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	564	0.18%	—	—	347	0.23%
Total	$—	$11	$1,743		$—	$11	$1,517

(1)Outstanding commercial paper generally has maturities of 60 days or less and each Registrants’ commercial paper program is backstopped by such Registrants’ long-term credit facilities. Houston Electric does not have a commercial paper program.
(2)This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.
Liens. As of June 30, 2021, Houston Electric’s assets were subject to liens securing approximately $5.0 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of March 15, 2021, no Houston Electric first mortgage bonds remained outstanding. Houston Electric could issue approximately $3.7 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of June 30, 2021.

Other. As of June 30, 2021, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2021. As of June 30, 2021, such financial institutions had issued $1 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CenterPoint Energy - Continuing operations (1)(2)	(1)%	18%	10%	26%
CenterPoint Energy - Discontinued operations (3) (4)	—%	475%	—%	(14)%
Houston Electric (5)	15%	16%	14%	15%
CERC - Continuing operations (6)	(45)%	(31)%	10%	17%
CERC - Discontinued operations (7) (8)	—%	200%	—%	4%

(1)CenterPoint Energy’s lower effective tax rate on income from continuing operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by the recording of a $46 million deferred state tax benefit, detailed further below, that was triggered by state tax law legislation in Louisiana and Oklahoma combined with the impact of the accounting held for sale classification for the Arkansas and Oklahoma natural gas sale assets and liabilities in the period ended June 30, 2021. For tax purposes, when the held for sale criteria is met, the CERC and unitary state apportionment rates must be updated to account for the sale and applied to the estimated post-sale net deferred tax liability which resulted in an $18 million net state tax benefit being recorded in the current quarter. Other factors in the remeasurement of the state deferred tax liability as a result of the reduction of the corporate tax rate in Oklahoma as of January 1, 2022 resulted in a benefit of $13 million and the change in the NOL carryforward period in Louisiana from 20 years to an indefinite period allowed for the release of the valuation allowance on certain Louisiana NOLs resulting in a benefit of $15 million.
(2)CenterPoint Energy’s lower than statutory tax rate on income from continuing operations for the six months ended June 30, 2021 was primarily due to an increase in the amount of amortization of the net regulatory EDIT liability, and the recording of a $46 million deferred state tax benefit, discussed above. This was partially offset by an increase in ordinary state income taxes. CenterPoint Energy’s higher than statutory tax rate on the loss from continuing operations for the six months ended June 30, 2020 was primarily due to lower earnings from the impairment of CenterPoint Energy’s investment in Enable. Other effective tax rate drivers included the non-deductible goodwill impairment at Indiana Electric Integrated reporting unit, and an increase in the amount of remeasurement of state tax liabilities for changes in apportionment, the effect of which was compounded by the book loss in the six months ended June 30, 2020.
(3)CenterPoint Energy’s higher than statutory tax rate on income from discontinued operations for the three months ended June 30, 2020 was primarily due to the tax impacts from the sales of the Infrastructure Services and Energy Services Disposal Groups.
(4)CenterPoint Energy’s lower than statutory tax rate on the loss from discontinued operations for the six months ended June 30, 2020 was primarily due to the tax impacts from the sales of the Infrastructure Services and Energy Services Disposal Groups.
(5)Houston Electric’s lower effective tax rate for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily driven by a decrease in state income taxes which is partially offset by an increase in the amount of amortization of the net regulatory EDIT liability.
(6)CERC’s lower effective tax rate on income from continuing operations for the three and six months ended June 30, 2021 compared to the same periods ended June 30, 2020 was primarily driven by a $26 million deferred state tax benefit, detailed further below, that was triggered by state tax law legislation in Louisiana combined with the accounting held for sale classification for the Arkansas and Oklahoma natural gas sale assets and liabilities in the period ended June 30, 2021. For tax purposes, when the held for sale criteria is met, the CERC state apportionment rates must be updated to account for the sale and applied to the estimated post-sale net deferred tax liability which resulted in an $11 million net state tax benefit being recorded in the current quarter. A state law change in the NOL carryforward period in Louisiana from 20 years to an indefinite period allowed for the release of the valuation allowance on certain Louisiana NOLs resulting in a benefit of $15 million.
(7)CERC’s higher than statutory tax rate on income from discontinued operations for the three months ended June 30, 2020 was primarily due to the tax impacts from the sale of the Energy Services Disposal Group.
(8)CERC’s lower than statutory tax rate on the loss from discontinued operations for the six months ended June 30, 2020 was primarily due to the tax impacts from the sale of the Energy Services Disposal Group.

On March 11, 2021, the ARPA was enacted in response to continued economic and health impacts of the COVID-19 pandemic. The ARPA expands the definition of “covered employee” under section 162(m) beginning in 2027, and extends the employee retention tax credit through December 31, 2021, among other provisions. CenterPoint Energy does not currently anticipate any material impacts from this legislation. On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, deferring the payment of the employer share of payroll taxes for the remaining months of 2020 until 2021 and 2022, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. Based on the CARES Act NOL carryback provision, during the three and six months ended June 30, 2020, CenterPoint Energy recorded a $-0- and $19 million benefit, respectively, resulting from carryback claims to be filed to refund taxes paid.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $10 million as of June 30, 2021. Interest and penalties of $1 million were recorded on the uncertain tax liability for the six months ended June 30, 2021. The Registrants believe that it is reasonably possible that a decrease of up to $9 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, a resolution of open audits, and/or the acceptance of an application for an accounting method change. For CenterPoint Energy, tax years through 2018 have been audited and settled with the IRS. For the 2019 through 2021 tax years CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger 2017 through 2019 tax years are still open for examination.

(14) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

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

As of June 30, 2021, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy		CERC
	Natural Gas and Coal Supply	Other (1)	Natural Gas Supply
	(in millions)
Remaining six months of 2021	$334	$9	$227
2022	550	12	336
2023	473	399	281
2024	392	198	259
2025	337	7	231
2026	304	7	226
2027 and beyond	1,634	143	1,330

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

Specific to ESG’s role as a general contractor in the performance contracting industry, as of June 30, 2021, there were 47 open surety bonds supporting future performance with an aggregate face amount of approximately $484 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of June 30, 2021, approximately 34% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of June 30, 2021, there were 34 warranties totaling $553 million and an additional $1.2 billion in energy savings commitments not guaranteed by Vectren. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products have operated effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of June 30, 2021 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of June 30, 2021, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $517 million as of June 30, 2021. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(c)Guarantees and Product Warranties (CenterPoint Energy and CERC)

On February 24, 2020, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Equity Purchase Agreement to sell the Energy Services Disposal Group. The transaction closed on June 1, 2020. In the normal course of business prior to June 1, 2020, the Energy Services Disposal Group through CES, traded natural gas under supply contracts and entered into natural gas related transactions under transportation, storage and other contracts. In connection with the Energy Services Disposal Group’s business activities prior to the closing of the sale of the Energy Services Disposal Group on June 1, 2020, CERC Corp. issued guarantees to certain of CES’s counterparties to guarantee the payment of CES’s obligations. When CES remained wholly owned by CERC Corp., these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of CES’s obligations to allow it to conduct business without posting other forms of assurance.

A CERC Corp. guarantee primarily had a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Throughout CERC Corp.’s ownership of CES and subsequent to the sale of the Energy Services Disposal Group through June 30, 2021, CERC Corp. did not pay any amounts under guarantees of CES’s obligations.

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. Additionally, to the extent that CERC Corp. retains any exposure relating to certain guarantees of CES’s obligations 90 days after closing of the transaction, Symmetry Energy Solutions Acquisition will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months. As of June 30, 2021, management estimates approximately $35 million of exposure remained outstanding under CERC Corp. guarantees issued prior to the closing of the transaction on June 1, 2020. CES has provided replacement credit support to counterparties to whom CERC Corp. had issued guarantees prior to closing representing the full amount of CERC’s remaining exposure under the guarantees. CERC believes that counterparties to whom replacement credit support has been provided would seek payment if needed under such replacement credit support instead of a CERC Corp. guarantee. No additional guarantees were provided by CERC Corp. to CES subsequent to the closing of the transaction on June 1, 2020.

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

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 related to the performance of these guarantees.

(d) Legal, Environmental and Other Matters

Legal Matters

Minnehaha Academy (CenterPoint Energy and CERC). On August 2, 2017, a natural gas explosion occurred at the Minnehaha Academy in Minneapolis, Minnesota, resulting in the deaths of two school employees, serious injuries to others and significant property damage to the school. CenterPoint Energy, certain of its subsidiaries, including CERC, and the contractor company working in the school were named in wrongful death, property damage and personal injury litigation arising out of the incident and have now reached confidential settlement agreements in all litigation, and all related governmental matters were previously concluded. CenterPoint Energy’s and CERC’s general and excess liability insurance policies provide coverage for third party bodily injury and property damage claims.

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

Like other Texas TDUs, Houston Electric has become involved in certain of the above-referenced investigations, litigation or other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy and Houston Electric are responding to inquiries from the Texas Attorney General and the Galveston County District Attorney’s Office, and CenterPoint Energy and CERC are responding to inquiries from the Arkansas, Minnesota and Oklahoma Attorneys General. CenterPoint Energy, Houston Electric and CERC are subject to, and may be further subject to, litigation and claims. Such claims include, or in the future could include, wrongful death, personal injury and property damage claims, lawsuits for impacts on businesses and other organizations and entities and shareholder claims, among other claims or litigation matters. CenterPoint Energy and Houston Electric have been named as a defendant in approximately 65 lawsuits related to the February 2021 Winter Storm Event, nearly all of which are pending in state court and as of June 2021 are part of a multi-district litigation proceeding. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the claims raised. CenterPoint Energy, Houston Electric and CERC are unable to predict the consequences of any such matters or to estimate a range of potential losses.

Litigation Related to the Enable Merger. In March 2021, several lawsuits were filed by persons claiming to be Enable unitholders against various defendants, including Enable, the members of Enable GP’s Board of Directors, Energy Transfer, and other parties to the Enable Merger Agreement, challenging the Enable Merger and the disclosures made in connection therewith. CenterPoint Energy has been named in one such lawsuit pending in the United States District Court for the Southern District of New York. The lawsuits allege violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Registration Statement on Form S-4 filed by Energy Transfer on March 19, 2021, was materially incomplete because it omitted material information about, among other things, Enable's and Energy Transfer's financial projections and the analyses conducted by Enable's financial advisors. The lawsuits further allege that the individual defendants, including, among others, Energy Transfer and CenterPoint Energy, violated Section 20(a) of the Exchange Act as controlling persons of Enable. Plaintiffs seek to have the court enjoin the Enable Merger, require defendants to disseminate a new registration statement disclosing the allegedly omitted information, declare that defendants violated the Exchange Act, rescind the Enable Merger or award rescissory damages in the event the Enable Merger is consummated, along with attorneys’ fees, costs, and other relief. In May and June of 2021, three of the cases against other defendants were voluntarily dismissed without prejudice. The case against CenterPoint Energy remains pending, but CenterPoint Energy has not yet been served with process, and the dates to respond to the lawsuit in which it was sued have not yet been set. CenterPoint Energy cannot predict the outcome of litigation related to the Enable Merger Agreement, but believes the litigation is without merit, intends to defend vigorously against such litigation, and does not expect the ultimate outcome of such litigation to have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters

MGP Sites. CenterPoint Energy, CERC and their predecessors, including predecessors of Vectren, operated MGPs in the past. The costs CenterPoint Energy or CERC, as applicable, expect to incur to fulfill their respective obligations are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments and inflation factors, among others. While CenterPoint Energy and CERC have recorded obligations for all costs which are probable and estimable, including amounts they are presently obligated to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen, and those costs may not be subject to PRP or insurance recovery.

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

	June 30, 2021
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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. In August 2019, the EPA proposed additional “Part A” amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. Further “Part B” amendments, which related to alternate liners for CCR surface impoundments and the surface impoundment closure process, were published in March 2020. The Part A amendments were finalized in August 2020 and extended the deadline to cease placement of ash in ponds to April 11, 2021, discussed further below. The EPA published the final Part B amendments in November 2020. The Part A amendments do not restrict Indiana Electric’s current beneficial reuse of its fly ash. CenterPoint Energy continues to evaluate the Part B amendments to determine potential impacts. Shortly after taking office in January 2021, President Biden signed an executive order requiring agencies to review environmental actions taken by the Trump administration, including the CCR Rule Phase I Reconsideration, the Part A amendments, and the Part B amendments; EPA has completed its review of the Phase I Reconsideration, Part A amendments, and Part B amendments and determined that the most environmentally protective course is to implement the rules.

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021. CenterPoint Energy has applied for the extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The EPA is still reviewing industry extension requests, including CenterPoint Energy’s extension request. Companies can continue to operate ponds pending completion of the EPA’s evaluation of the requests for extension. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding including the imposition of fines and penalties. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

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

As of June 30, 2021, CenterPoint Energy has recorded an approximate $88 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

Clean Water Act Permitting of Groundwater Discharges. In April 2021, the U.S. Supreme Court issued an opinion providing that indirect discharges via groundwater or other non-point sources are subject to permitting and liability under the Clean Water Act when they are the functional equivalent of a direct discharge. The Registrants are evaluating the extent to which this decision will affect Clean Water Act permitting requirements and/or liability for their operations.

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

(15) Earnings Per Share (CenterPoint Energy)

The Series C Preferred Stock issued in May 2020 were considered participating securities since these shares participated in dividends on Common Stock on a pari passu, pro rata, as-converted basis. As a result, beginning June 30, 2020, earnings per share on Common Stock was computed using the two-class method required for participating securities during the periods the Series C Preferred Stock was outstanding. As of May 7, 2021, all of the outstanding Series C Preferred Stock have been converted into shares of Common Stock and earnings per share on Common Stock and, as such, the two-class method was no longer applicable as of June 30, 2021.

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

The Series C Preferred Stock included conversion features at a price that was below the fair value of the Common Stock on the commitment date. This beneficial conversion feature, which was approximately $32 million at issuance, represented the difference between the fair value per share of the Common Stock as of the commitment date and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature was recognized as a discount to Series C Preferred Stock and was amortized as a deemed dividend over the period from the issue date to the first allowable conversion date, which was November 6, 2020.

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

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards and convertible preferred shares. The dilutive effect of the restricted stock, Series B Preferred Stock and Series C Preferred Stock is computed using the if-converted method, as applicable, which assumes conversion of the restricted stock, Series B Preferred Stock and Series C Preferred Stock at the beginning of the period, giving income recognition for the add-back of the preferred share dividends, amortization of beneficial conversion feature, and undistributed earnings allocated to preferred shareholders.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share and share amounts)
Numerator:
Income (loss) from continuing operations	$251	$135	$614	$(918)
Less: Preferred stock dividend requirement (Note 19)	30	37	59	66
Less: Amortization of beneficial conversion feature (Note 19)	—	9	—	9
Less: Undistributed earnings allocated to preferred shareholders (1)	—	—	—	—
Income (loss) available to common shareholders from continuing operations - basic	221	89	555	(993)
Add back: Series B Preferred Stock dividend	—	—	—	—
Add back: Undistributed earnings allocated to preferred shareholders (1)	—	—	—	—
Income (loss) available to common shareholders from continuing operations - diluted	221	89	555	(993)
Loss available to common shareholders from discontinued operations - basic and diluted	—	(30)	—	(176)
Income (loss) available to common shareholders - basic and diluted	$221	$59	$555	$(1,169)
Denominator:
Weighted average common shares outstanding - basic	585,720,000	528,066,000	568,728,000	515,227,000
Plus: Incremental shares from assumed conversions:
Restricted stock (2)	3,558,000	2,771,000	3,558,000	—
Series B Preferred Stock (3)	—	—	—	—
Series C Preferred Stock (4)	7,052,000	—	23,844,000	—
Weighted average common shares outstanding - diluted	596,330,000	530,837,000	596,130,000	515,227,000
Earnings (Loss) Per Common Share:
Basic earnings (loss) per common share - continuing operations	$0.38	$0.17	$0.98	$(1.93)
Basic loss per common share - discontinued operations	—	(0.06)	—	(0.34)
Basic Earnings (Loss) Per Common Share	$0.38	$0.11	$0.98	$(2.27)
Diluted earnings (loss) per common share - continuing operations	$0.37	$0.17	$0.93	$(1.93)
Diluted loss per common share - discontinued operations	—	(0.06)	—	(0.34)
Diluted Earnings (Loss) Per Common Share	$0.37	$0.11	$0.93	$(2.27)

(1)There were no undistributed earnings to be allocated to participating securities for the three and six months ended June 30, 2020.
(2)2,771,000 incremental common shares from assumed conversions of restricted stock have not been included in the computation of diluted earnings (loss) per share for the six months ended June 30, 2020, as their inclusion would be anti-dilutive.
(3)The computation of diluted earnings per common share outstanding for the three and six months ended June 30, 2020 excludes 35,940,000 and 35,923,000 potentially dilutive shares of Series B Preferred Stock from the denominator, respectively, because the shares would be anti-dilutive. The computation of diluted earnings per common share outstanding for the three and six months ended June 30, 2021 excludes 35,898,000 and 35,917,000 potentially dilutive shares of Series B Preferred Stock from the denominator, respectively, because the shares would be anti-dilutive.
(4)The computation of diluted earnings per common share outstanding for the three and six months ended June 30, 2020 excludes 29,465,000 and 14,571,000 potentially dilutive shares of Series C Preferred Stock from the denominator, respectively, because the shares would be anti-dilutive. As of May 7, 2021, all of the outstanding Series C Preferred Stock have been converted into Common Stock. For further information, see Note 19.

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

As of June 30, 2021, reportable segments by Registrant were as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consists of (i) electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs serving the Texas Gulf Coast area and (ii) electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

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

•CenterPoint Energy’s Midstream Investments reportable segment consists of the equity investment in Enable (excluding the Enable Series A Preferred Units). See Note 9 regarding the Enable Merger.

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

On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses. The Arkansas and Oklahoma Natural Gas businesses are reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable, and are classified as held for sale as of June 30, 2021. See Note 3 for further details.

Financial data for reportable segments is as follows, including Corporate and Other, and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Three Months Ended June 30,
	2021				2020
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)
	(in millions)
Electric	$937	(1)	$—	$125	$848	(1)	$—	$106
Natural Gas	740		—	74	644		—	30
Midstream Investments	—		67	54	—		43	24
Corporate and Other	65		—	(2)	83		—	(25)
Continuing Operations	$1,742		$67	251	$1,575		$43	135
Discontinued Operations, net				—				(30)
Consolidated				$251				$105

	Six Months Ended June 30,
	2021				2020
	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)	Revenues from External Customers		Equity in Earnings of Unconsolidated Affiliates	Net Income (Loss)
	(in millions)
Electric	$1,767	(1)	$—	$200	$1,615	(1)	$—	$(28)
Natural Gas	2,403		—	303	1,965		—	231
Midstream Investments (2)	—		175	125	—		(1,432)	(1,103)
Corporate and Other	119		—	(14)	162		—	(18)
Continuing Operations	$4,289		$175	614	$3,742		$(1,432)	(918)
Discontinued Operations, net				—				(176)
Consolidated				$614				$(1,094)

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Affiliates of NRG	$192	$174	$387	$330
Affiliates of Vistra Energy Corp.	87	92	175	173

(2)Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the six months ended June 30, 2020.

	Total Assets
	June 30, 2021	December 31, 2020
	(in millions)
Electric	$15,288	$14,493
Natural Gas	15,064	14,976
Midstream Investments	1,051	913
Corporate and Other, net of eliminations (1)	2,871	3,089
Continuing Operations	34,274	33,471
Assets Held for Sale	2,192	—
Consolidated	$36,466	$33,471

(1)Total assets included pension and other postemployment-related regulatory assets of $525 million and $540 million as of June 30, 2021 and December 31, 2020, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(17) Supplemental Disclosure of Cash Flow Information

CenterPoint Energy and CERC elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. The table below provides supplemental disclosure of cash flow information and does not exclude the Infrastructure Services and Energy Services Disposal Groups prior to the closing of the respective transactions.

	Six Months Ended June 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$261	$92	$47	$196	$93	$55
Income tax payments, net	13	—	—	4	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	249	185	95	195	76	87
ROU assets obtained in exchange for lease liabilities	2	—	1	14	—	5
Beneficial conversion feature	—	—	—	32	—	—
Amortization of beneficial conversion feature	—	—	—	(9)	—	—

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows.

	June 30, 2021			December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$136	$120	$1	$147	$139	$1
Restricted cash included in Prepaid expenses and other current assets	21	17	—	20	15	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$157	$137	$1	$167	$154	$1

(1)Houston Electric’s Cash and cash equivalents as of June 30, 2021 and December 31, 2020 included $106 million and $139 million, respectively, of cash related to the Bond Companies.

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

The table below summarizes CenterPoint Energy money pool activity:

	June 30, 2021		December 31, 2020
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$97	$—	$(8)	$—
Weighted average interest rate	0.18%	0.18%	0.24%	0.24%

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$47	$52	$45	$49	$90	$102	$94	$104
Net affiliate service charges (billings)	(1)	1	(4)	4	(2)	2	(10)	10

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$—	$—	$20	$40	$—	$—	$405	$72
Capital distribution to parent associated with the sale of CES	—	—	—	286	—	—	—	286

(19) Equity

Dividends Declared and Paid (CenterPoint Energy)

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Common Stock	$0.1600	$0.1500	$0.1600	$0.4400	$0.1600	$0.1500	$0.1600	$0.4400
Series A Preferred Stock	—	—	—	30.6250	—	—	—	30.6250
Series B Preferred Stock	17.5000	17.5000	17.5000	35.0000	17.5000	17.5000	17.5000	35.0000
Series C Preferred Stock (1)	—	0.1500	—	0.1500	—	0.1500	—	0.1500

(1)The Series C Preferred Stock was entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock. All of the outstanding Series C Preferred Stock was converted to Common Stock during April and May 2021 as described below.

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	800,000	800,000	$790	$790
Series B Preferred Stock	1,000	975,903	977,400	949	950
Series C Preferred Stock	1,000	—	625,000	—	623
		1,775,903	2,402,400	$1,739	$2,363

Conversion of Series B Preferred Stock. The table below details the number of shares of Series B Preferred Stock that were converted into shares of Common Stock in the three months ended June 30, 2021 resulting from notifications of intent to convert received from certain shareholders.

Date of Notice	Conversion Date	Shares of Series B Preferred Stock Converted	Shares of Common Stock Issued
April 27, 2021	April 28, 2021	1,490	45,653
June 28, 2021	June 29, 2021	7	214

Conversion of Series C Preferred Stock. The table below details the number of shares of Series C Preferred Stock that were converted into shares of Common Stock in the three months ended June 30, 2021 resulting from notifications of intent to convert received from certain shareholders.

Date of Notice	Conversion Date	Shares of Series C Preferred Stock Converted	Shares of Common Stock Issued
April 5, 2021	April 7, 2021	400,000	26,126,714
April 16, 2021	April 19. 2021	37,500	2,449,379
`

On May 7, 2021, the remaining 187,500 shares of Series C Preferred Stock were converted into 12,246,897 shares of Common Stock.

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Series A Preferred Stock	$13	$13	$25	$25
Series B Preferred Stock	17	17	34	34
Series C Preferred Stock	—	7	—	7
Preferred dividend requirement	30	37	59	66
Amortization of beneficial conversion feature	—	9	—	9
Total income allocated to preferred shareholders	$30	$46	$59	$75

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(87)	$—	$10	$(100)	$(15)	$10
Other comprehensive loss before reclassifications:
Other comprehensive income from unconsolidated affiliates	1	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	—	—	—	1	—	—
Actuarial losses (1)	2	—	—	1	—	—
Reclassification of deferred loss from cash flow hedges to regulatory assets (2)	—	—	—	19	19	—
Tax expense	(1)	—	—	(5)	(4)	—
Net current period other comprehensive income	2	—	—	16	15	—
Ending Balance	$(85)	$—	$10	$(84)	$—	$10

	Six Months Ended June 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(90)	$—	$10	$(98)	$(15)	$10
Other comprehensive loss before reclassifications:
Other comprehensive income (loss) from unconsolidated affiliates	2	—	—	(3)	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	—	—	—	1	—	—
Actuarial losses (1)	4	—	—	3	—	—
Reclassification of deferred loss from cash flow hedges to regulatory assets (2)	—	—	—	19	19	—
Tax expense	(1)	—	—	(6)	(4)	—
Net current period other comprehensive income	5	—	—	14	15	—
Ending Balance	$(85)	$—	$10	$(84)	$—	$10

(1)Amounts are included in the computation of net periodic cost and are reflected in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income.

(2)The cost of debt approved by the PUCT as part of Houston Electric’s Stipulation and Settlement Agreement included unrealized gains and losses on interest rate hedges. Accordingly, deferred gains and losses on interest rate hedges were reclassified to regulatory assets or liabilities, as appropriate.

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	July 21, 2021	August 19, 2021	September 9, 2021	$0.1600
Series A Preferred Stock	July 21, 2021	August 15, 2021	September 1, 2021	30.6250
Series B Preferred Stock	July 21, 2021	August 15, 2021	September 1, 2021	17.5000

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units	July 30, 2021	August 12, 2021	August 24, 2021	$0.16525	$39
Enable Series A Preferred Units	July 30, 2021	July 30, 2021	August 13, 2021	0.54390	8

Board of Directors Actions. On July 22, 2021, CenterPoint Energy announced the decision of the independent directors of the Board to implement a new independent Board leadership and governance structure, and named Martin H. Nesbitt, chair of the Governance Committee, as the new independent chair of the Board, effective immediately. To implement this new governance structure, the independent directors of the Board eliminated the Executive Chairman position, formerly held by Milton Carroll.

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy has entered into a separation agreement between CenterPoint Energy and Mr. Carroll, dated July 21, 2021. Under the terms of the separation agreement, Mr. Carroll was required to exit the position of Executive Chairman on July 21, 2021 and from his position as a Board member by September 30, 2021. Under the terms of the separation agreement, Mr. Carroll receives a lump sum cash payment of $28 million and his separation is treated as an “enhanced retirement” for purposes of his outstanding 2019, 2020 and 2021 equity award agreements.
On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy has entered in a retention incentive agreement with David J. Lesar, President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Under the terms of the retention incentive agreement, Mr. Lesar will receive a total of 1 million shares of Common Stock to be awarded in multiple annual equity awards under CenterPoint Energy’s Long-term Incentive Plan.

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

RECENT EVENTS

Sale of Natural Gas Businesses. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million of storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event. For further information, see Note 3 to the Interim Condensed Financial Statements.

February 2021 Winter Storm Event. In February 2021, portions of the United States experienced an extreme and unprecedented winter weather event that resulted in corresponding electricity generation shortages, including in Texas, and natural gas shortages and increased wholesale prices of natural gas in the United States. Many customers of Houston Electric’s REPs and, to a lesser extent, of CERC were severely impacted by outages in electricity and natural gas delivery during the February 2021 Winter Storm Event. As a result of this weather event, the governors of Texas, Oklahoma and Louisiana declared states of either disaster or emergencies in their respective states. Subsequently, President Biden also approved major disaster declarations for all or parts of Texas, Oklahoma and Louisiana.

The February 2021 Winter Storm Event resulted in financial impacts to CenterPoint Energy, Houston Electric and CERC, including substantial increases in prices for natural gas, decreased revenues at Houston Electric due to ERCOT-mandated outages, additional interest expense related to external financing to pay for natural gas working capital, significant impacts to the REPs, including the REPs’ ability to pay invoices from Houston Electric, increases in bad debt expense, issues with counterparties and customers, litigation and investigations or inquiries from government or regulatory agencies and entities, and other financial impacts. However, CenterPoint Energy does not anticipate meaningful long-term financial impacts associated with the February 2021 Winter Storm Event, including changes to its credit profile, credit ratings or liquidity, given the regulatory mechanisms that are in place to recover the extraordinary expenses. For more information regarding regulatory impacts, debt transactions and litigation, see Notes 6, 12 and 14 to the Interim Condensed Financial Statements and “—Liquidity and Capital Resources —Future Sources and Uses of Cash” and “—Regulatory Matters” below.

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

Debt Transactions. For information about debt transactions to date in 2021, see Note 12 to the Interim Condensed Financial Statements.

Preferred Stock Conversions. For information regarding preferred stock conversions to date in 2021, see Note 19 to the Interim Condensed Financial Statements.

Regulatory Proceedings. For information related to our pending and completed regulatory proceedings to date in 2021, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Board of Directors Actions. On July 22, 2021, CenterPoint Energy announced the decision of the independent directors of the Board to implement a new independent Board leadership and governance structure, and named Martin H. Nesbitt, chair of the Governance Committee, as the new independent chair of the Board, effective immediately. To implement this new governance structure, the independent directors of the Board eliminated the Executive Chairman position. For further information, see Note 20 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K.

Income (loss) available to common shareholders for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions)
Electric	$125	$106	$19	$200	$(28)	$228
Natural Gas	74	30	44	303	231	72
Total Utility Operations	199	136	63	503	203	300
Midstream Investments (1)	54	24	30	125	(1,103)	1,228
Corporate & Other (2)	(32)	(71)	39	(73)	(93)	20
Discontinued Operations	—	(30)	30	—	(176)	176
Total CenterPoint Energy	$221	$59	$162	$555	$(1,169)	$1,724

(1)For a summary of the components of equity in earnings from CenterPoint Energy’s equity investment in Enable, see Note 9 to the Interim Condensed Financial Statements.
(2)Includes energy performance contracting and sustainable infrastructure services through ESG, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Income available to common shareholders increased $162 million primarily due to the following items:

•losses from discontinued operations in 2020;
•the dividend requirement and amortization of beneficial conversion feature associated with Series C Preferred Stock in 2020; and
•favorable income tax impacts in 2021.

Excluding those items, income available to common shareholders increased $70 million primarily due to the following key factors:

•rate relief, net of increases in depreciation and amortization and taxes other than income taxes;
•reduced impact of COVID-19;
•continued customer growth;
•reduced interest expense; and
•increased equity earnings in Enable.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Income available to common shareholders increased $1,724 million primarily due to the following items:

•the impairment of our investment in Enable in 2020 further discussed in Note 9 to the Interim Condensed Financial Statements;
•goodwill impairment at Indiana Electric in 2020;
•losses from discontinued operations in 2020;
•the dividend requirement and amortization of beneficial conversion feature associated with Series C Preferred Stock in 2020; and
•favorable income tax impacts in 2021 partially offset by the CARES Act in 2020.

Excluding those items, income available to common shareholders increased $143 million primarily due to the following key factors:

•rate relief, net of increases in depreciation and amortization and taxes other than income taxes;
•reduced impact of COVID-19;
•continued customer growth;
•reduced interest expense; and
•increased equity earnings in Enable.

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

The following discussion of results of operations by reportable segment concentrates on CenterPoint Energy’s Utility Operations, conducted through two reportable segments, Electric and Natural Gas. A discussion of CenterPoint Energy’s Midstream Investments reportable segment results is included in the discussion of CenterPoint Energy’s consolidated results above. For additional information regarding the Midstream Investments reportable segment, see Notes 9 and 16 to the Interim Condensed Financial Statements.

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

The following table provides summary data of the Electric reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$937	$848	$89	$1,767	$1,615	$152
Cost of revenues (1)	44	32	(12)	89	67	(22)
Revenues less Cost of revenues	893	816	77	1,678	1,548	130
Expenses:
Operation and maintenance	434	402	(32)	850	805	(45)
Depreciation and amortization	189	166	(23)	358	320	(38)
Taxes other than income taxes	69	68	(1)	136	136	—
Goodwill impairment	—	—	—	—	185	185
Total expenses	692	636	(56)	1,344	1,446	102
Operating Income	201	180	21	334	102	232
Other Income (Expense)
Interest expense and other finance charges	(58)	(55)	(3)	(114)	(110)	(4)
Other income, net	5	2	3	12	9	3
Income from Continuing Operations Before Income Taxes	148	127	21	232	1	231
Income tax expense	23	21	(2)	32	29	(3)
Net Income (Loss)	$125	$106	$19	$200	$(28)	$228
Throughput (in GWh):
Residential	8,323	8,759	(5)%	14,393	14,438	—%
Total	26,886	24,228	11%	48,127	45,471	6%
Weather (percentage of 10-year average for service area):
Cooling degree days	103%	102%	1%	104%	112%	(8)%
Heating degree days	138%	113%	25%	105%	73%	32%
Number of metered customers at end of period:
Residential	2,464,358	2,404,767	2%	2,464,358	2,404,767	2%
Total	2,783,920	2,716,522	2%	2,783,920	2,716,522	2%

(1)Includes Utility natural gas, fuel and purchased power.

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2021 vs 2020	Six Months Ended June 30, 2021 vs 2020
	(in millions)
Revenues less Cost of revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers, partially offset in operation and maintenance	$59	$195
Customer growth	8	16
Bond Companies, offset in other line items	13	19
Weather, efficiency improvements and other usage impacts, excluding impacts of COVID-19	(17)	(14)
Impacts from increased peak demand in 2020, collected in rates in 2021	4	6
Bond Companies equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	3	4
Energy efficiency and pass-through offset in operation and maintenance	2	3
Miscellaneous revenues, primarily related right-of-way revenue and service connections	2	(1)
Refund of protected and unprotected EDIT, offset in income tax expense	(2)	(12)
Impacts on usage of COVID-19	17	5
Customer rates and impact of the change in rate design	(12)	(91)
Total	$77	$130
Operation and maintenance
Support services	$(2)	$5
Contract services	(6)	(1)
Labor and benefits	(2)	(1)
Energy efficiency and pass-through offset in revenues	(2)	(3)
Bond Companies, offset in other line items	1	—
All other operation and maintenance expense, including materials and supplies and insurance	3	—
Transmission costs billed by transmission providers, offset in revenues less cost of revenues	(24)	(45)
Total	$(32)	$(45)
Depreciation and amortization
Bond Companies, offset in other line items	$(16)	$(22)
Ongoing additions to plant-in-service	(7)	(16)
Total	$(23)	$(38)
Taxes other than income taxes
Franchise fees and other taxes	$—	$2
Incremental capital projects placed in service	(1)	(2)
Total	$(1)	$—

Goodwill Impairment
Indiana Electric goodwill impairment charge in 2020	$—	$185
Total	$—	$185
Interest expense and other finance charges
Bond Companies, offset in other line items	$2	$4
Debt to fund incremental capital projects	(5)	(8)
Total	$(3)	$(4)
Other income (expense), net
Reduction to non-service benefit cost	$3	$5
Investments in CenterPoint Energy Money Pool interest income	—	(1)
Bond Companies interest income, offset in other line items	—	(1)
Total	$3	$3
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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$740	$644	$96	$2,403	$1,965	$438
Cost of revenues (1)	223	177	(46)	1,116	757	(359)
Revenues less Cost of revenues	517	467	50	1,287	1,208	79
Expenses:
Operation and maintenance	246	232	(14)	502	504	2
Depreciation and amortization	123	113	(10)	245	224	(21)
Taxes other than income taxes	57	56	(1)	131	123	(8)
Total expenses	426	401	(25)	878	851	(27)
Operating Income	91	66	25	409	357	52
Other Income (Expense)
Interest expense and other finance charges	(34)	(38)	4	(67)	(79)	12
Other income (expense), net	2	—	2	2	(2)	4
Income from Continuing Operations Before Income Taxes	59	28	31	344	276	68
Income tax expense (benefit)	(15)	(2)	13	41	45	4
Net Income	$74	$30	$44	$303	$231	$72
Throughput (in Bcf):
Residential	30	32	(6)%	158	139	14%
Commercial and Industrial	88	87	1%	233	233	—%
Total	118	119	(1)%	391	372	5%
Weather (percentage of 10-year average for service area):
Heating degree days	104%	117%	(13)%	100%	89%	11%
Number of metered customers at end of period:
Residential	4,334,297	4,282,921	1%	4,334,297	4,282,921	1%
Commercial and Industrial	341,963	348,661	(2)%	341,963	348,661	(2)%
Total	4,676,260	4,631,582	1%	4,676,260	4,631,582	1%

(1)Includes Utility natural gas, fuel and purchased power and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2021 vs 2020	Six Months Ended June 30, 2021 vs 2020
	(in millions)
Revenues less Cost of revenues
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	$28	$25
Weather and usage, excluding impacts from COVID-19	4	25
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	12	13
Gross receipts tax, offset in taxes other than income taxes	3	8
Customer growth	3	10
Energy efficiency, offset in operation and maintenance	(2)	1
Refund of protected and unprotected EDIT, offset in income tax expense	(4)	(6)
Impacts of COVID-19, including usage and other miscellaneous charges	6	3
Total	$50	$79
Operation and maintenance
Merger related expenses, primarily severance and technology	$—	$2
Contract services	1	3
Energy efficiency, offset in revenues less cost of revenues	2	(1)
Labor and benefits	(7)	(7)
Support services and miscellaneous operations and maintenance expenses	(10)	5
Total	$(14)	$2
Depreciation and amortization
Incremental capital projects placed in service	$(10)	$(21)
Total	$(10)	$(21)
Taxes other than income taxes
Incremental capital projects placed in service	$2	$—
Gross receipts tax, offset in revenues less cost of revenues	(3)	(8)
Total	$(1)	$(8)
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures	$4	$12
Total	$4	$12
Other income (expense), net
Reduction to non-service benefit cost	$—	$1
Money pool investments with CenterPoint Energy interest income	2	3
Total	$2	$4

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$725	$672	$53	$1,365	$1,268	$97
Bond Companies	61	48	13	105	86	19
Total revenues	786	720	66	1,470	1,354	116
Expenses:
Operation and maintenance, excluding Bond Companies	389	362	(27)	760	720	(40)
Depreciation and amortization, excluding Bond Companies	107	101	(6)	212	200	(12)
Taxes other than income taxes	65	64	(1)	128	128	—
Bond Companies	55	41	(14)	93	72	(21)
Total expenses	616	568	(48)	1,193	1,120	(73)
Operating Income	170	152	18	277	234	43
Other Income (Expense)
Interest expense and other finance charges	(47)	(43)	(4)	(92)	(84)	(8)
Interest expense on Securitization Bonds	(5)	(7)	2	(11)	(15)	4
Other income, net	3	1	2	8	6	2
Income from Continuing Operations Before Income Taxes	121	103	18	182	141	41
Income tax expense	18	16	(2)	26	21	(5)
Net Income	$103	$87	$16	$156	$120	$36
Throughput (in GWh):
Residential	8,024	8,440	(5)%	13,725	13,791	—%
Total	25,396	23,160	10%	45,135	43,262	4%
Weather (percentage of 10-year average for service area):
Cooling degree days	103%	103%	—%	104%	113%	(9)%
Heating degree days	142%	74%	68%	105%	68%	37%
Number of metered customers at end of period:
Residential	2,333,786	2,275,006	3%	2,333,786	2,275,006	3%
Total	2,634,108	2,567,699	3%	2,634,108	2,567,699	3%

The following table provides variance explanations by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2021 vs 2020	Six Months Ended June 30, 2021 vs 2020
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	$59	$195
Customer growth	8	16
Weather impacts and other usage	(22)	(16)
Bond Companies, offset in other line items	13	19
Impacts from increased peak demand in 2020, collected in rates in 2021	4	6
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	3	4
Energy efficiency, offset in operation and maintenance	1	2
Miscellaneous revenues, primarily related to right-of-way revenues, and service connections	2	(3)
Refund of protected and unprotected EDIT, offset in income tax expense	(2)	(12)
Impacts on usage of COVID-19	17	5
Customer rates and impact of the change in rate design	(17)	(100)
Total	$66	$116
Operation and maintenance, excluding Bond Companies
Support services	$(1)	$5
Contract services	(1)	1
Labor and benefits	(2)	(1)
Energy efficiency, offset in revenues	(1)	(2)
Transmission costs billed by transmission providers, offset in revenues	(24)	(45)
All Other	2	2
Total	$(27)	$(40)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(6)	$(12)
Total	$(6)	$(12)
Taxes other than income taxes
Franchise fees and other taxes	$—	$2
Incremental capital projects placed in service	(1)	(2)
Total	$(1)	$—
Bond Companies expense
Operations and maintenance and depreciation expense, offset in other line items	$(14)	$(21)
	$(14)	$(21)
Interest expense and other finance charges
Debt to fund incremental capital projects	$(4)	$(8)
Total	$(4)	$(8)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in other line items	$2	$4
Total	$2	$4
Other income (expense), net
Reduction to non-service benefit cost	$2	$4
Investments in CenterPoint Energy Money Pool interest income	—	(1)
Bond Companies interest income, offset in other line items	—	(1)
Total	$2	$2

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$574	$483	$91	$1,751	$1,494	$257
Cost of revenues (1)	192	144	(48)	817	622	(195)
Revenues less Cost of revenues	382	339	43	934	872	62
Expenses:
Operation and maintenance	194	179	(15)	392	388	(4)
Depreciation and amortization	80	74	(6)	160	148	(12)
Taxes other than income taxes	44	44	—	100	94	(6)
Total expenses	318	297	(21)	652	630	(22)
Operating Income	64	42	22	282	242	40
Other Income (Expense)
Interest expense and other finance charges	(25)	(29)	4	(49)	(59)	10
Other income (expense), net	1	—	1	—	(4)	4
Income from Continuing Operations Before Income Taxes	40	13	27	233	179	54
Income tax expense (benefit)	(18)	(4)	14	24	31	7
Income From Continuing Operations	58	17	41	209	148	61
Loss from Discontinued Operations (net of tax expense (benefit) of $8 and ($3), respectively)	—	(4)	4	—	(68)	68
Net Income	$58	$13	$45	$209	$80	$129
Throughput (in Bcf):
Residential	21	22	(5)%	114	96	19%
Commercial and Industrial	54	51	6%	141	141	—%
Total	75	73	3%	255	237	8%
Weather (percentage of 10-year average for service area):
Heating degree days	102%	86%	16%	102%	89%	13%
Number of metered customers at end of period:
Residential	3,360,374	3,315,379	1%	3,360,374	3,315,379	1%
Commercial and Industrial	254,908	260,222	(2)%	254,908	260,222	(2)%
Total	3,615,282	3,575,601	1%	3,615,282	3,575,601	1%

(1)Includes Utility natural gas and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2021 vs 2020	Six Months Ended June 30, 2021 vs 2020
	(in millions)
Revenues less Cost of revenues
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	$23	$22
Weather and usage, excluding impacts from COVID-19	9	26
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	6	—
Gross receipts tax, offset in taxes other than income taxes	3	8
Customer growth	2	7
Energy efficiency, offset in operation and maintenance	—	4
Refund of protected and unprotected EDIT, offset in income tax expense	(4)	(6)
Impacts of COVID-19	4	1
Total	$43	$62
Operation and maintenance
Merger related expenses, primarily severance and technology	$2	$4
Contract services	2	4
Energy efficiency, offset in revenues less cost of revenues	—	(4)
Labor and benefits	(6)	(5)
Support services and miscellaneous operations and maintenance expenses	(13)	(3)
Total	$(15)	$(4)
Depreciation and amortization
Incremental capital projects placed in service	$(6)	$(12)
Total	$(6)	$(12)
Taxes other than income taxes
Incremental capital projects placed in service	$3	$2
Gross receipts tax, offset in revenues less cost of revenues	(3)	(8)
Total	$—	$(6)
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures	$4	$10
Total	$4	$10
Other income (expense), net
Reduction to non-service benefit cost	$(1)	$1
Money pool investments with CenterPoint Energy interest income	2	3
Total	$1	$4

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$(1,076)	$254	$(1,563)	$1,181	$278	$587
Investing activities	(1,376)	(837)	(315)	(143)	(107)	(97)
Financing activities	2,442	566	1,878	(1,115)	(236)	(491)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$1,919	$76	$46
Changes in working capital	(223)	25	(144)
Increase in regulatory assets (1)	(2,264)	(129)	(2,006)
Change in equity in earnings of unconsolidated affiliates	(1,607)	—	—
Change in distributions from unconsolidated affiliates (2)	(32)	—	—
Higher pension contribution	(3)	—	—
Other	(47)	4	(46)
	$(2,257)	$(24)	$(2,150)

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

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Capital expenditures	$(105)	$(187)	$49
Net change in notes receivable from affiliated companies	—	(545)	9
Change in distributions from Enable in excess of cumulative earnings	(7)	—	—
Proceeds from divestitures	(1,136)	—	(286)
Other	15	2	10
	$(1,233)	$(730)	$(218)

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$1,723	$—	$362
Increased proceeds from issuances of preferred stock	(724)	—	—
Increased proceeds from issuances of common stock	(673)	—	—
Net changes in long-term debt outstanding, excluding commercial paper	3,266	419	1,699
Net changes in debt issuance costs	(34)	(9)	(10)
Net changes in short-term borrowings	(46)	(5)	(41)
Decreased payment of Common Stock dividends	44	—	—
Increased payment of preferred stock dividends	1	—	—
Net change in notes payable from affiliated companies	—	(8)	—
Dividend to parent	—	405	72
Capital contribution to parent associated with the sale of CES	—	—	286
Other	—	—	1
	$3,557	$802	$2,369

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock, Series B Preferred Stock and Common Stock, interest payments on debt, cash payment to OGE associated with the Enable Merger Agreement further discussed in Note 9 to the Interim Condensed Financial Statements, and cash payment to Milton Carroll under the terms of his separation agreement further discussed in Note 20 of the Interim Condensed Financial Statements, the Registrants’ principal anticipated cash requirements for the remaining six months of 2021 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$1,897	$894	$632
Scheduled principal payments on Securitization Bonds	103	103	—
Minimum contributions to pension plans and other post-retirement plans	58	1	1

February 2021 Winter Storm Event. In February 2021, portions of the United States experienced an extreme and unprecedented winter weather event that resulted in corresponding electricity generation shortages, including in Texas, and natural gas shortages and increased wholesale prices of natural gas in the United States. As a result of this weather event, the governors of Texas, Oklahoma and Louisiana declared states of either disaster or emergencies in their respective states. Subsequently, President Biden also approved major disaster declarations for all or parts of Texas, Oklahoma and Louisiana.

As a result of the February 2021 Winter Storm Event, from February 12, 2021 to February 22, 2021, management estimates CenterPoint Energy spent approximately an incremental $2.1 billion more on natural gas supplies (inclusive of an incremental $2.0 billion more spent by CERC on natural gas supplies). These amounts are estimates as of June 30, 2021 and remain subject to final settlement. While CenterPoint Energy and CERC will seek to recover the increased costs from its customers (although timing of recovery is uncertain), in the interim, CERC has issued additional external debt financing and used internally generated cash from operations to pay for such natural gas working capital. For further details, see Note 12 to the Interim Condensed Financial Statements. The proceeds from the debt financing, along with existing sources of liquidity, provided CERC with sufficient capital to address the settlement of natural gas purchases, including the associated upstream supply charges, at the end of March 2021. Any additional external debt financing and/or partial or delayed recovery may negatively impact CenterPoint Energy’s or CERC’s credit metrics, and may lead to a downgrade of CenterPoint Energy’s or CERC’s credit rating.

Although CenterPoint Energy’s and CERC’s extraordinary costs from the increase in natural gas prices are subject to available natural gas recovery mechanisms in their jurisdictions (although timing of recovery is uncertain), until such amounts are ultimately recovered from customers, CenterPoint Energy and CERC will continue to incur increased finance-related costs, resulting in a significant use of cash. See “— Regulatory Matters — February 2021 Winter Storm Event” below.

The Registrants expect that anticipated cash needs for the remaining six months of 2021 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans or common stock, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper, with respect to CenterPoint Energy, distributions from Enable until the closing of the Enable Merger which is expected in 2021, including any proceeds therefrom, distributions from Energy Transfer or proceeds from dispositions of Energy Transfer common units or Energy Transfer Series G Preferred Units after the expected closing of the Enable Merger, and, with respect to CERC, proceeds from any potential asset sales, including the announced sale of our Natural Gas businesses in Arkansas and Oklahoma, which is expected to close by the end of 2021, subject to satisfaction of customary closing conditions. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms. For further information about the Enable Merger and the announced sale of our Arkansas and Oklahoma Natural Gas businesses, see Notes 9 and 20, respectively, to the Interim Condensed Financial Statements.

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

Regulatory Matters

COVID-19 Regulatory Matters

For information about COVID-19 regulatory matters, see Note 6 to the Interim Condensed Financial Statements.

February 2021 Winter Storm Event

For information about the February 2021 Winter Storm Event, see Note 6 to the Interim Condensed Financial Statements.

The table below presents the estimated incremental natural gas costs included in regulatory assets as of June 30, 2021 by state as a result of the February 2021 Winter Storm Event and CenterPoint Energy’s and CERC’s requested recovery status as of July 2021:

State	Recovery Status	Legislative Activity	Estimated Incremental Gas Cost (in millions)
Arkansas	Filed application on April 16, 2021 to recover over a five-year period beginning May 1, 2021. On April 28, 2021, APSC approved CERC to begin recovery effective May 2021 at a customer deposit interest rate of 0.8% over a five year period, subject to a true-up after APSC determines appropriate allocation, length of recovery, and carrying charge. A hearing is scheduled in September 2021.	A securitization bill has been signed by the Arkansas governor that allows for an alternate recovery period longer than the proposed recovery mechanism.	$339
Louisiana	Filed application on April 16, 2021 for North Louisiana to recover over a three-year period beginning May 1, 2021. LPSC approved on April 22, 2021.	None.	74

State	Recovery Status	Legislative Activity	Estimated Incremental Gas Cost (in millions)
Minnesota	Filed application on March 15, 2021 requesting to recover over a two-year period beginning May 1, 2021. Modified request and worked with other utilities to propose common definition of extraordinary gas costs to be recovered over a 27-month period starting September 1, 2021 using volumetric, seasonally adjusted, and stepped surcharge rates.	None.	409
Mississippi	Recovery expected to begin September 2021 through normal gas cost recovery.	None.	2
Oklahoma	Filed application on February 25, 2021 to defer incremental gas costs and OCC approved on July 1, 2021. Securitization application was filed on May 17, 2021.	A securitization bill has passed in the Oklahoma legislature.	79
Texas	Cost currently deferred to a regulatory asset. Securitization application was filed on July 30, 2021.	A securitization bill has been signed by the Texas governor which authorizes the Railroad Commission to use securitization financing and issuance of customer rate relief bonds for recovery of extraordinary gas costs.	1,082
		Total CERC	$1,985
Indiana North	Recovery expected to begin September 2021 through normal gas recovery. On July 1, 2021, proposed to recover 50% of the February 2021 variance evenly over the 12‐month period September 2021 to August 2022, with the remainder of the variance recovered through a volumetric per‐therm allocation over the same 12-month period.	None.	96
Indiana South	IURC issued order July 28, 2021. Recovery to begin August 2021 through normal gas recovery. On June 2, 2021, proposed to recover 50% of the February 2021 variance evenly over the 12‐month period August 2021 to July 2022, with the remainder of the variance recovered through a volumetric per‐therm allocation over the same 12-month period.	None.	18
		Total CenterPoint Energy	$2,099

Indiana Electric CPCN (CenterPoint Energy)

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Under the agreement, Capital Dynamics, with its partner Tenaska, will build a 300 MW solar array in Posey County, Indiana through a special purpose entity Posey Solar. Upon completion of construction, which is projected to be at the end of 2023, and subject to approval by the IURC, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the project. Indiana Electric is also seeking approval for a 100 MW solar PPA in Warrick County, Indiana. The request accounts for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. A hearing was conducted on June 21, 2021 and a decision on the CPCN is expected by the fourth quarter of 2021.

On June 17, 2021 Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. Indiana Electric has also requested depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. The estimated $323 million turbine facility would be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. Construction of the turbines will begin following receipt of approval by the IURC, which is anticipated in the second half of

2022. The turbines are targeted to be operational in 2024. Subject to IURC approval, recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

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

Indiana South Base Rate Case (CenterPoint Energy)

On October 30, 2020, and as subsequently amended, Indiana South filed its base rate case with the IURC seeking approval for a revenue increase of approximately $29 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana South’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 5.99% on total rate base of approximately $469 million. Indiana South has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in September 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. On April 23, 2021, a Stipulation and Settlement Agreement was filed resolving all issues in the case. The settlement recommended a revenue increase of $21 million based on a 9.7% ROE and an overall after-tax rate of return of 5.78% on total rate base of approximately $469 million. A settlement hearing was held on June 24, 2021. Under Indiana statutory requirements, the IURC has a minimum of 300 days and maximum of 360 days from the date of the filing of Indiana South’s case-in-chief to issue an order.

Indiana North Base Rate Case (CenterPoint Energy)

On December 18, 2020, Indiana North filed its base rate case with the IURC seeking approval for a revenue increase of approximately $21 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana North’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 6.32% on total rate base of approximately $1,611 million. Indiana North has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in October 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. On June 25, 2021, a Stipulation and Settlement Agreement was filed resolving all issues in the case. The settlement recommended a revenue decrease of $6 million based on a 9.8% ROE and an overall after-tax rate of return of 6.16% on total rate base of approximately $1,611 million. A settlement hearing is scheduled for August 6, 2021. Under Indiana statutory requirements, the IURC has a minimum of 300 days and maximum of 360 days from the date of the filing of Indiana North’s case-in-chief to issue an order.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a CCN application with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. Depending on the route ultimately approved by the PUCT, the estimated capital cost of the transmission line project ranges from approximately $23 million to $71 million. The actual capital costs of the project will depend on actual land acquisition costs, construction costs, and other factors in addition to route selection. In January 2021, Houston Electric executed a Standard Generation Interconnection Agreement for the Space City Solar Generation facility with EDF Renewables, which also provided security for the transmission line project in the form of a $23 million letter of credit, the amount of which is subject to change depending on the route approved. A hearing at the PUCT was held on June 28, 2021. The PUCT is required to issue its final decision on the transmission line project no later than December 2021. Subject to PUCT approval, Houston Electric expects to complete construction and energization of the transmission line by June 2022.

Texas Legislation (CenterPoint Energy and Houston Electric)

In addition to the legislative activity discussed above, the Texas legislature enacted the following in 2021:
•Senate Bill 3 establishes weatherization and other power grid requirements including the design and operation of a load management program for nonresidential customers during an energy emergency activation level 2 or higher event and the ability to recover the reasonable and necessary costs of the program.
•Senate Bill 415 allows a TDU to seek prior PUCT approval to contract with a power generation company for a PUCT assigned proportional share of electric energy storage system at the distribution level and recover certain costs and a reasonable return on contract payments if contract terms satisfy relevant accounting standards for a capital lease or finance lease.
•House Bill 2483 allows a TDU to procure, own and operate, or jointly own with another TDU, transmission and distribution facilities with a lead time of at least six months that would aid in restoring power to the utility's distribution customers following a widespread outage, excluding storage equipment or facilities. Reasonable and necessary costs can be recovered using the rate of return on investment from the most recent base rate proceeding. Recovery of incremental operation and maintenance expenses and any return not recovered in a rate proceeding can be deferred until a future ratemaking proceeding. Additionally, a TDU may lease and operate facilities that provide temporary emergency electric energy to aid in restoring power to the utility’s distribution customers during a widespread power outage. Leasing and operating costs can be recovered using the utility’s rate of return from the most recent base rate proceeding and incremental operation and maintenance expenses can be deferred. The lease must be treated as a capital lease or finance lease for ratemaking purposes.
•Senate Bill 1281 removes the requirement for an electric utility to amend its CCN to construct a transmission line that connects existing transmission facilities to a substation or metering point if certain conditions are met and adds a customer benefit test into consideration. The bill also requires ERCOT to conduct biennial assessments of grid reliability in extreme weather scenarios.

Minnesota Base Rate Case (CenterPoint Energy and CERC)

On October 28, 2019, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $62 million with a projected test year ended December 31, 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 7.41% on a total rate base of approximately $1,307 million. CERC implemented interim rates reflecting $53 million for natural gas used on and after January 1, 2020. In September 2020, a settlement that addressed all issues except the Inclusive Financing/TOB Financing proposal by the City of Minneapolis was signed by a majority of all parties and was filed with the Office of Administrative Hearings. A stipulation between the City of Minneapolis and CERC addressing the TOB proposal was filed on September 2, 2020. The settlement reflects a $39 million increase and was based on an overall after-tax rate of return of 6.86% and does not specify individual cost of capital components. On March 1, 2021, the MPUC issued a written final order approving the $39 million increase and rejected the TOB stipulation. The order also required CERC and the City of Minneapolis to submit a future filing to allow for further development of a potential TOB pilot program and additional or expanded low-income conservation improvement programs. A compliance filing was submitted on March 12, 2021 proposing a final rate implementation on June 1, 2021 and the interim refund occurring in June 2021, contingent on final MPUC approval. Pursuant to MPUC approval, final rates were implemented on June 1, 2021 and the interim rate refunds were applied to customer accounts starting on June 12, 2021.

Minnesota Legislation (CenterPoint Energy and CERC)

The Natural Gas Innovation Act was passed by the Minnesota legislature in June 2021 with bipartisan support. This law establishes a regulatory framework to enable the state’s investor-owned natural gas utilities to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing greenhouse gas emissions and advancing the state’s clean energy future. Specifically, the Natural Gas Innovation Act allows a natural gas utility to submit an innovation plan for approval by the MPUC which could propose the use of renewable energy resources and innovative technologies such as:

•renewable natural gas (produces energy from organic materials such as wastewater, agricultural manure, food waste, agricultural or forest waste);
•renewable hydrogen gas (produces energy from water through electrolysis with renewable electricity such as solar);
•energy efficiency measures (avoids energy consumption in excess of the utility’s existing conservation programs); and
•innovative technologies (reduces or avoids greenhouse gas emissions using technologies such as carbon capture).

CERC expects to submit its first innovation plan to the MPUC in 2022. The maximum allowable cost for an innovation plan will start at 1.75% of the utility's revenue in the state and could increase to 4% by 2033, subject to review and approval by the MPUC.

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

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
EECRF (1)	22	June 2021	March 2022	TBD
The requested $63 million is comprised of the following: 2022 Program and Evaluation, Measurement and Verification costs of $38 million, 2020 under-recovery of $3 million including interest, and 2020 earned bonus of $22 million.

TCOS	9	March 2021	April 2021	April 2021	Based on net change in invested capital of $80 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP (1)	13	April 2021	TBD	TBD	Based on ROE of 9.50% with 50 basis point (+/-) earnings band. Revenue increase of $13 million based on prior test year true-up earned return on equity of 11.43% combined with projected test year earned return on equity of 3.59%. The initial term of Rider FRP will terminate on September 10, 2021; a request to extend the Rider FRP term for an additional five years was filed on May 5, 2021.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	28	March 2021	June 2021	June 2021	Based on net change in invested capital of $197 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
Decoupling	N/A	September 2020	September 2020	March 2021	Represents under-recovery of approximately $2 million recorded for and during the period July 1, 2019 through June 30, 2020, including approximately $1 million related to the period July 1, 2018 through June 30, 2019.
Rate Case	39	October 2019	June 2021	March 2021	See discussion above under Minnesota Base Rate Case.
CIP Financial Incentive (1)	10	May 2021	TBD	TBD	CIP Financial Incentive based on 2020 activity.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA (1)	4	April 2021	TBD	TBD	Based on ROE of 9.81% with 100 basis point (+/-) earnings band. Revenue increase of approximately $4 million based on 2020 test year adjusted earned ROE of 6.97%.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC (1)	(1)	March 2021	TBD	TBD	Based on ROE of 10% with 50 basis point (+/-) earnings band. Revenue credit of approximately $1 million based on 2020 test year adjusted earned ROE of 12.42%. A settlement was filed in June 2021 with a hearing held on July 1, 2021. Awaiting OCC final decision.
CenterPoint Energy - Indiana South - Gas (IURC)
Rate Case (1)	29	October 2020	TBD	TBD	See discussion above under Indiana South Base Rate Case.
CSIA	(1)	April 2021	July 2021	July 2021	Requested an increase of $11 million to rate base, which reflects a $(1 million) annual decrease in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of less than $1 million annually.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana North - Gas (IURC)
Rate Case (1)	21	December 2020	TBD	TBD	See discussion above under Indiana North Base Rate Case.
CSIA	5	April 2021	July 2021	July 2021	Requested an increase of $37 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $6 million annually.
CenterPoint Energy - Ohio (PUCO)
DRR (1)	9	April 2021	September 2021	TBD	Requested an increase of $71 million to rate base for investments made in 2020, which reflects a $9 million annual increase in current revenues. A change in (over)/under-recovery variance of $5 million annually is also included in rates.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC	3	February 2021	May 2021	May 2021
Requested an increase of $28 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.

CECA	8	February 2021	June 2021	May 2021	Reflects an $8 million annual increase in current revenues through a non-traditional rate making approach related to a 50 MW universal solar array placed in service in January 2021.
ECA (1)	2	May 2021	August 2021	TBD	Requested an increase of $39 million to rate base, which reflects a $2 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also included a change in (over)/under-recovery variance of less than $1 million annually.
TDSIC (1)	3	August 2021	TBD	TBD	Requested an increase of $35 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

CPP and ACE Rule and Other Greenhouse Gas Regulation (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP Rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On August 31, 2018, the EPA published its proposed CPP replacement rule, the ACE Rule, which was finalized on July 8, 2019 and requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units. On January 19, 2021, the ACE Rule was struck down by the U.S. District Court of Appeals for the D.C. Circuit. Various states and industry parties have filed petitions for a writ of certiorari with the U.S. Supreme Court seeking review of the district court opinion; however, the Supreme Court has yet to rule on those petitions. CenterPoint Energy is currently unable to predict whether the Biden Administration will continue its defense of the CPP or ACE Rule, or what a new replacement rule would look like. President Biden has also signed an executive order requiring agencies to review environmental actions taken by the Trump administration, which would have included the ACE Rule, and the Biden administration has issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4 billion as of June 30, 2021. As of July 23, 2021, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of July 23, 2021
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$938	0.18%	February 4, 2024
CenterPoint Energy (1)	400	—	—	217	0.17%	February 4, 2024
Houston Electric	300	—	—	—	—%	February 4, 2024
CERC	900	—	—	576	0.17%	February 4, 2024
Total	$4,000	$—	$11	$1,731

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

Temporary Investments

As of July 23, 2021, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of July 23, 2021:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	0.18%	$7	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of July 23, 2021, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of June 30, 2021, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $285 million as of June 30, 2021. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on June 30, 2021, deferred taxes of approximately $489 million would have been payable in 2021. If all the ZENS-Related Securities had been sold on June 30, 2021, capital gains taxes of approximately $168 million would have been payable in 2021 based on 2021 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

Cross Defaults

Under each of CenterPoint Energy’s (including VUHI’s), Houston Electric’s and CERC’s respective revolving credit facilities, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

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

Additionally, CenterPoint Energy’s process of evaluating and optimizing the various businesses, assets and ownership interests currently held by it considered, among other things, various plans, proposals and other strategic alternatives with respect to Enable and CenterPoint Energy’s investment in Enable, which may result in the disposition of a portion or all of its ownership interest in Enable. In February 2021, CenterPoint Energy announced its support of the Enable Merger, which is expected to close in 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from the Enable Merger, if completed, or from any disposition or reduction of its anticipated resulting investment in Energy Transfer. There can be no assurances that any disposal of Energy Transfer common units or Energy Transfer Series G Preferred Units will be completed. Any disposal of such securities may involve significant costs and expenses, including in connection with any public offering or private placement, a significant underwriting or other discount. For information regarding the Enable Merger, see Note 9 to the Interim Condensed Financial Statements.

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

Weather Hedge (CenterPoint Energy and CERC)

CenterPoint Energy and CERC have historically entered into partial weather hedges for certain Natural Gas jurisdictions and electric operations’ Texas service territory to mitigate the impact of fluctuations from normal weather. CenterPoint Energy and CERC remain exposed to some weather risk as a result of the partial hedges. The Registrants do not currently enter into weather hedges. For more information about weather hedges, see Note 7(a) to the Interim Condensed Financial Statements.

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

Assets held for sale

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

During the three and six months ended June 30, 2021, as described further in Note 3, certain assets and liabilities representing a business met the held for sale criteria. As a result, goodwill attributable to the natural gas reporting unit of $403 million and $146 million at CenterPoint Energy and CERC, respectively, was deemed attributable to assets held for sale as of June 30, 2021. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the three and six months ended June 30, 2021.

Fair value is the amount at which an asset, liability or business could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures. The fair value could be different if different estimates and assumptions in these valuation techniques were applied.

Fair value measurements require significant judgment and often unobservable inputs, including (i) projected timing and amount of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the future market prices. Changes in these assumptions could have a significant impact on the resulting fair value.

CenterPoint Energy and CERC used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value of the businesses classified as held for sale. The fair value of the retained businesses within the natural gas reporting unit was estimated based on a weighted combination of income approach and market approaches, consistent with the methodology used in the 2020 annual goodwill impairment test. A third-party valuation specialist was utilized to determine the key assumptions used in the estimate of fair value of the retained natural gas reporting unit as of June 30, 2021. The fair value of the retained natural gas reporting unit at CenterPoint Energy and CERC significantly exceeded the carrying value of the retained businesses within that reporting unit as of June 30, 2021.

No goodwill impairment resulted from classifying assets held for sale as of June 30, 2021, and the next annual goodwill impairment test will be performed in the third quarter of 2021. An interim goodwill impairment test could be triggered outside of the annual test by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, if CenterPoint Energy’s market capitalization falls below book value for an extended period of time, or events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit. Interim goodwill impairment tests were not required to be performed for any other reporting unit during the three and six months ended June 30, 2021.

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

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2021, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $3.6 billion and $2.4 billion as of June 30, 2021 and December 31, 2020, respectively. If the floating interest rates were to increase by 10% from June 30, 2021 rates, CenterPoint Energy’s combined interest expense would increase by approximately $1.8 million annually.

As of June 30, 2021 and December 31, 2020, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $12.6 billion and $11.1 billion, respectively, in principal amount and having a fair value of $14.1 billion and $12.9 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $363 million if interest rates were to decline by 10% from levels at June 30, 2021. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $12 million as of June 30, 2021 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $2 million if interest rates were to decline by 10% from levels at June 30, 2021. Changes in the fair value of the derivative component, a $1,004 million recorded liability at June 30, 2021, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2021 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the June 30, 2021 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of June 30, 2021, the recorded fair value of non-trading energy derivative assets was $7 million for CenterPoint Energy’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2021 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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
		CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447		x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447		x		x
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$2,400,000,000 Amended and Restated Credit Agreement dated as of February 4, 2021 among CenterPoint Energy, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement dated as of February 4, 2021 among Houston Electric, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.2	x	x
4.8	$900,000,000 Credit Agreement dated as of February 4, 2021 among CERC Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.3	x		x
4.9	$400,000,000 Credit Agreement dated as of February 4, 2021 among VUHI, as Borrower, Indiana Gas, SIGECO and VEDO, as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto , Inc., as Borrower, Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.4	x
4.10	$1,000,000,000 Term Loan Agreement, dated as of May 15, 2019, among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent and Lead Arranger, and the banks named therein	CenterPoint Energy’s Form 8-K dated May 15, 2019	1-31447	4.1	x
4.11	First Amendment to Term Loan Agreement, dated as of April 26, 2021, by and among CenterPoint Energy, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the banks named therein	CenterPoint Energy’s Form 8-K dated April 26, 2021	1-31447	4.1	x
4.12	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, L.P., dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.1	x
4.13	Preferred Stock Purchase Agreement, by and among CenterPoint Energy, Inc., BEP Special Situations 2 LLC and BEP Special Situations IV LLC, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.2	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.14	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.3	x
4.15	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.4	x
4.16	Common Stock Purchase Agreement, by and among CenterPoint Energy, Inc. and each investor identified on Schedule A thereto, dated May 6, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	4.5	x
4.17	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC’s Form 8-K dated February 5, 1998	1-13265	4.1			x
4.18	Supplemental Indenture No. 19 to Exhibit 4.16, dated as of March 2, 2021, providing for the issuance of CERC Corp.’s Floating Rate Senior Notes due 2023	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.18			x
4.19	Supplemental Indenture No. 20 to Exhibit 4.16, dated as of March 2, 2021, providing for the issuance of CERC Corp.’s 0.70% Senior Notes due 2023	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.19			x
4.20	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.21	Thirtieth Supplemental Indenture to Exhibit 4.19, dated as of March 11, 2021, providing for the issuance of Houston Electric’s Series AE Bonds and Series AF Bonds	Houston Electric’s Form 8-K dated March 8, 2021	1-3187	4.4		x
4.22	Officer’s Certificate, dated as of March 11, 2021, setting forth the form, terms and provisions of the Series AE Bonds and the Series AF Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.22		x
4.23	Indenture dated as of May 19, 2003, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association (successor to JPMorgan Chase Bank, National Association (formerly JPMorgan Chase Bank)), as trustee	Form 8-K of CenterPoint Energy, Inc. dated May 19, 2003	1-31447	4.1	x
†4.24	Supplemental Indenture No. 12 to Exhibit 4.23, dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s Floating Rate Senior Notes due 2024				x
†4.25	Supplemental Indenture No. 13 to Exhibit 4.23, dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s 1.45% Senior Notes due 2026 and 2.65% Senior Notes due 2031				x
10.1	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting with Performance Goals)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(12)	x
10.2	Form of Restricted Stock Unit Award Agreement for CEO (Service-Based Vesting with Performance Goals)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(13)	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10.3	Governance Arrangement Agreement, by and among CenterPoint Energy, Inc., Elliott International, L.P., and Elliott Associates, dated May 6, 2020	Form 8-K of CenterPoint Energy, Inc. dated May 6, 2020	1-31447	10.1	x
10.4	Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.1	x
10.5	Form of Registration Rights Agreement, to be dated as of the Closing Date, by and among Energy Transfer LP and certain unitholders of Enable Midstream Partners, LP as set forth on Schedule I thereto	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.2	x
10.6	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	x
10.7	First Amendment to Exhibit 10.6	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(t)(2)	x
†10.8	Retention Incentive Agreement between CenterPoint Energy, Inc. and David J. Lesar, dated July 20, 2021				x
†10.9	Separation Agreement between CenterPoint Energy, Inc. and Milton Carroll, dated July 21, 2021				x
10.10	Form of Restricted Stock Unit Award Agreement	CenterPoint Energy’s Form 8-K dated July 20, 2021	1-31447	10.1	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth M. Mercado					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Kenneth M. Mercado					x
†32.1.3	Section 1350 Certification of Scott E. Doyle						x
†32.2.1	Section 1350 Certification of Jason P. Wells				x
†32.2.2	Section 1350 Certification of Jason P. Wells					x
†32.2.3	Section 1350 Certification of Jason P. Wells						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: August 5, 2021