Form 10-Q
period 2021-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2021-11-04
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 21, 2021:

CenterPoint Energy, Inc.	628,865,734	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition, LLC (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
ESG	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
Forward Sale Agreement	Contingent forward sale agreement for 50 million Energy Transfer common units, dated September 21, 2021, by and between CNP Midstream and an investment banking financial institution
FRP	Formula Rate Plan
GHG	Greenhouse gases

GLOSSARY
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Infrastructure Services	Provided underground pipeline construction and repair services through VISCO and its wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
Last Mile Energy	Last Mile Energy Solutions, LLC, a Texas limited liability company
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LPSC	Louisiana Public Service Commission
LTIP	Long-term Incentive Plan
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc. (now known as Mobile Energy Solutions, Inc.), previously a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MLP	Master Limited Partnership
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids
NOLs	Net operating losses
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
Posey Solar	Posey Solar, LLC, a special purpose entity

GLOSSARY
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SOFR	Secured Overnight Financing Rate
S&P	S&P Global Ratings
SRC	Sales Reconciliation Component
Stock Purchase Agreement	Stock Purchase Agreement, dated as of June 24, 2021, by and between CERC Corp. and Last Mile Energy
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Tenaska	Tenaska Wind Holdings, LLC
v

GLOSSARY
Texas RE	Texas Reliability Entity
TOB	Tariffed On Bill
TSA	The Department of Homeland Security’s Transportation Security Administration
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, formerly a wholly-owned subsidiary of Vectren
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both September 30, 2021 and December 31, 2020, consisted of AT&T Common and Charter Common
2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 25, 2021

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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•CenterPoint Energy’s or Enable’s business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses, including the pending sale of our Natural Gas businesses in Arkansas and Oklahoma, which we cannot assure will be completed or will have the anticipated benefits to us, the pending Enable Merger, which we cannot assure will be completed or will have the anticipated benefits to us or Enable, and our planned exit from our Midstream Investment reportable segment, which we cannot assure will be completed or will have the anticipated benefits to us;
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
◦economic effects of the actions of certain crude oil-exporting countries and the Organization of Petroleum Exporting Countries, which have in the past resulted in volatility in oil and natural gas prices, and the combined impact of these events and COVID-19 on commodity prices;
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
◦changes in tax status; and
◦access to debt and equity capital;
•the integration of the businesses acquired in the Merger, including the integration of technology systems; the outcome of shareholder litigation filed against Vectren that could reduce the benefits of the Merger; and the ability to realize additional benefits and commercial opportunities from the Merger, including the development of new opportunities and the performance of projects undertaken by ESG, which are subject to, among other factors, the level of success in bidding contracts and cancellation and/or reductions in the scope of projects by customers, and obligations related to warranties, guarantees and other contractual and legal obligations;
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
•volatility in the markets for oil and natural gas as a result of, among other factors, the actions of certain crude-oil exporting countries and the Organization of Petroleum Exporting Countries, reduced worldwide consumption due to the COVID-19 pandemic and climate change concerns, including the increasing adoption and use of alternative energy sources;
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
•local, state and federal legislative and regulatory actions or developments relating to the environment, including, among others, those related to global climate change, air emissions, carbon, waste water discharges and the handling and disposal of CCR that could impact operations, cost recovery of generation plant costs and related assets, and CenterPoint Energy’s net zero emission goals;
•the impact of unplanned facility outages or other closures;
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
•changes in technology, particularly with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation, and their adoption by consumers;
•the impact of alternate energy sources on the demand for natural gas;
•the timing and outcome of any audits, disputes and other proceedings related to taxes;
•the effective tax rates;
•political and economic developments, including energy and environmental policies under the Biden administration;
•the transition to a replacement for the LIBOR benchmark interest rate;
•CenterPoint Energy’s ability to execute on its initiatives, targets and goals, including its net zero emission goals and its operations and maintenance goals;
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K, which are incorporated herein by reference, and other factors discussed in Item 1A of Part II of this combined Form 10-Q, and in other reports the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,661	$1,538	$5,797	$5,087
Non-utility revenues	88	84	241	277
Total	1,749	1,622	6,038	5,364
Expenses:
Utility natural gas, fuel and purchased power	223	170	1,416	981
Non-utility cost of revenues, including natural gas	61	63	159	196
Operation and maintenance	709	659	2,055	1,976
Depreciation and amortization	353	306	987	885
Taxes other than income taxes	125	122	394	387
Goodwill impairment	—	—	—	185
Total	1,471	1,320	5,011	4,610
Operating Income	278	302	1,027	754
Other Income (Expense):
Gain (loss) on marketable securities	(12)	83	40	14
Gain (loss) on indexed debt securities	11	(84)	(40)	(25)
Gain on sale	8	—	8	—
Interest expense and other finance charges	(114)	(121)	(346)	(388)
Interest expense on Securitization Bonds	(5)	(7)	(16)	(22)
Other income, net	17	11	20	47
Total	(95)	(118)	(334)	(374)
Income from Continuing Operations Before Income Taxes	183	184	693	380
Income tax expense (benefit)	33	(15)	63	33
Income from Continuing Operations	150	199	630	347
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $15, $5, $56 and $(340), respectively)	68	(78)	202	(1,320)
Net Income (Loss)	218	121	832	(973)
Income allocated to preferred shareholders	23	52	82	127
Income (Loss) Available to Common Shareholders	$195	$69	$750	$(1,100)

Basic earnings per common share - continuing operations	$0.21	$0.27	$0.94	$0.42
Basic earnings (loss) per common share - discontinued operations	0.11	(0.14)	0.35	(2.52)
Basic Earnings (Loss) Per Common Share	0.32	0.13	1.29	(2.10)
Diluted earnings per common share - continuing operations	$0.21	$0.27	$0.91	$0.42
Diluted earnings (loss) per common share - discontinued operations	0.11	(0.14)	0.34	(2.52)
Diluted Earnings (Loss) Per Common Share	$0.32	$0.13	$1.25	$(2.10)

Weighted Average Common Shares Outstanding, Basic	605	545	581	525
Weighted Average Common Shares Outstanding, Diluted	609	548	601	525

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Net Income (Loss)	$218	$121	$832	$(973)
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1, $1, $2 and $3)	4	1	7	3
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	1	—	1	—
Reclassification of net deferred losses from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $4)	—	—	—	15
Other comprehensive income (loss) from unconsolidated affiliates (net of tax of $-0-, $-0-, $-0- and $-0-)	—	1	2	(2)
Total	5	2	10	16
Comprehensive income (loss)	223	123	842	(957)
Income allocated to preferred shareholders	23	52	82	127
Comprehensive income (loss) available to common shareholders	$200	$71	$760	$(1,084)

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents ($105 and $139 related to VIEs, respectively)	$133	$147
Investment in marketable securities	911	871
Preferred units – unconsolidated affiliate	363	—
Accounts receivable ($43 and $23 related to VIEs, respectively), less allowance for credit losses of $50 and $52, respectively	650	676
Accrued unbilled revenues, less allowance for credit losses of $2 and $5, respectively	293	505
Natural gas and coal inventory	217	203
Materials and supplies	376	297
Non-trading derivative assets	23	—
Taxes receivable	14	82
Current assets held for sale	3,150	—
Prepaid expenses and other current assets ($18 and $15 related to VIEs, respectively)	1,578	139
Total current assets	7,708	2,920
Property, Plant and Equipment:
Property, plant and equipment	32,692	32,514
Less: accumulated depreciation and amortization	10,078	10,152
Property, plant and equipment, net	22,614	22,362
Other Assets:
Goodwill	4,294	4,697
Regulatory assets ($469 and $633 related to VIEs, respectively)	2,307	2,094
Non-trading derivative assets	9	—
Preferred units – unconsolidated affiliate	—	363
Non-current assets held for sale	—	782
Other non-current assets	228	253
Total other assets	6,838	8,189
Total Assets	$37,160	$33,471

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2021	December 31, 2020
	(in millions, except share amounts)
Current Liabilities:
Short-term borrowings	$7	$24
Current portion of VIE Securitization Bonds long-term debt	217	211
Indexed debt, net	11	15
Current portion of other long-term debt	863	1,669
Indexed debt securities derivative	993	953
Accounts payable	905	853
Taxes accrued	265	265
Interest accrued	126	145
Dividends accrued	107	136
Customer deposits	111	119
Non-trading derivative liabilities	—	3
Current liabilities held for sale	512	—
Other current liabilities	390	432
Total current liabilities	4,507	4,825
Other Liabilities:
Deferred income taxes, net	3,750	3,603
Non-trading derivative liabilities	13	27
Benefit obligations	560	680
Regulatory liabilities	3,144	3,448
Other non-current liabilities	926	1,019
Total other liabilities	8,393	8,777
Long-term Debt:
VIE Securitization Bonds, net	393	536
Other long-term debt, net	15,001	10,985
Total long-term debt, net	15,394	11,521
Commitments and Contingencies (Note 14)
Temporary Equity (Note 19)	1	—
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 800,000 shares and 2,402,400 shares outstanding, respectively, $800 and $2,402 liquidation preference, respectively (Note 19)	790	2,363
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 628,849,375 shares and 551,355,861 shares outstanding, respectively	6	6
Additional paid-in capital	8,517	6,914
Accumulated deficit	(368)	(845)
Accumulated other comprehensive loss	(80)	(90)
Total shareholders’ equity	8,865	8,348
Total Liabilities and Shareholders’ Equity	$37,160	$33,471

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$832	$(973)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	987	885
Amortization of deferred financing costs	27	23
Amortization of intangible assets in non-utility cost of revenues	1	1
Deferred income taxes	86	(429)
Goodwill impairment and loss from reclassification to held for sale	—	175
Goodwill impairment	—	185
Unrealized gain on marketable securities	(40)	(14)
Gain on sale	(8)	—
Loss on indexed debt securities	40	25
Write-down of natural gas inventory	—	3
Equity in (earnings) losses of unconsolidated affiliates	(258)	1,499
Distributions from unconsolidated affiliates	116	109
Pension contributions	(59)	(84)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	231	326
Inventory	(104)	(50)
Taxes receivable	68	4
Accounts payable	(53)	(251)
Non-trading derivatives, net	(51)	(14)
Margin deposits, net	—	65
Interest and taxes accrued	(12)	(53)
Net regulatory assets and liabilities	(2,309)	(81)
Other current assets	11	6
Other current liabilities	(24)	30
Other non-current assets	2	5
Other non-current liabilities	(46)	46
Other operating activities, net	12	1
Net cash provided by (used in) operating activities	(551)	1,439
Cash Flows from Investing Activities:
Capital expenditures	(2,148)	(1,889)
Distributions from unconsolidated affiliate in excess of cumulative earnings	—	46
Proceeds from divestitures	22	1,136
Other investing activities, net	22	24
Net cash used in investing activities	(2,104)	(683)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(27)	37
Proceeds from (payments of) commercial paper, net	596	(1,057)
Proceeds from long-term debt	4,493	299
Payments of long-term debt	(1,990)	(1,060)
Borrowings from revolving credit facilities	—	1,050
Payments of revolving credit facilities	—	(1,050)
Payment of debt issuance costs	(38)	(4)
Payment of dividends on Common Stock	(278)	(309)
Payment of dividends on Preferred Stock	(106)	(114)
Proceeds from issuance of Common Stock, net	—	672
Proceeds from issuance of Series C Preferred Stock, net	—	723
Other financing activities, net	(6)	(6)
Net cash provided by (used in) financing activities	2,644	(819)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(11)	(63)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	167	271
Cash, Cash Equivalents and Restricted Cash at End of Period	$156	$208

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	3	$1,739	3	$2,441	3	$2,363	2	$1,740
Issuances of Series C Preferred Stock, net of issuance costs and beneficial conversion feature	—	—	—	15	—	—	1	716
Conversion of Series B Preferred Stock and Series C Preferred Stock	(2)	(949)	—	—	(2)	(1,573)	—	—
Balance, end of period	1	790	3	2,456	1	790	3	2,456
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	593	6	545	5	551	6	502	5
Issuances of Common Stock	36	—	—	—	77	—	42	—
Issuances related to benefit and investment plans	—	—	—	—	1	—	1	—
Balance, end of period	629	6	545	5	629	6	545	5
Additional Paid-in-Capital
Balance, beginning of period		7,553		6,801		6,914		6,080
Issuances of Common Stock, net of issuance costs		949		(1)		1,573		672
Issuances related to benefit and investment plans		15		5		30		21
Recognition of beneficial conversion feature		—		—		—		32
Balance, end of period		8,517		6,805		8,517		6,805
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		(343)		(771)		(845)		632
Net income (loss)		218		121		832		(973)
Common Stock dividends declared (see Note 19)		(202)		(82)		(297)		(309)
Preferred Stock dividends declared (see Note 19)		(41)		(48)		(58)		(114)
Amortization of beneficial conversion feature		—		(16)		—		(25)
Adoption of ASU 2016-13		—		—		—		(7)
Balance, end of period		(368)		(796)		(368)		(796)
Accumulated Other Comprehensive Loss
Balance, beginning of period		(85)		(84)		(90)		(98)
Other comprehensive income		5		2		10		16
Balance, end of period		(80)		(82)		(80)		(82)
Total Shareholders’ Equity		$8,865		$8,388		$8,865		$8,388

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues	$874	$828	$2,344	$2,182
Expenses:
Operation and maintenance	396	381	1,159	1,104
Depreciation and amortization	182	151	484	420
Taxes other than income taxes	64	64	192	192
Total	642	596	1,835	1,716
Operating Income	232	232	509	466
Other Income (Expense):
Interest expense and other finance charges	(46)	(43)	(138)	(127)
Interest expense on Securitization Bonds	(5)	(7)	(16)	(22)
Other income, net	4	1	12	7
Total	(47)	(49)	(142)	(142)
Income Before Income Taxes	185	183	367	324
Income tax expense	34	26	60	47
Net Income	$151	$157	$307	$277

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income	$151	$157	$307	$277
Other comprehensive income:
Reclassification of net deferred losses from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $4)	—	—	—	15
Total	—	—	—	15
Comprehensive income	$151	$157	$307	$292

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents ($105 and $139 related to VIEs, respectively)	$105	$139
Accounts receivable ($43 and $23 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	381	268
Accounts and notes receivable–affiliated companies	20	7
Accrued unbilled revenues	132	113
Materials and supplies	244	195
Prepaid expenses and other current assets ($18 and $15 related to VIEs, respectively)	26	47
Total current assets	908	769
Property, Plant and Equipment:
Property, plant and equipment	14,643	13,593
Less: accumulated depreciation and amortization	4,079	3,930
Property, plant and equipment, net	10,564	9,663
Other Assets:
Regulatory assets ($469 and $633 related to VIEs, respectively)	811	848
Other non-current assets	26	36
Total other assets	837	884
Total Assets	$12,309	$11,316
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	September 30, 2021	December 31, 2020
	(in millions)
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	217	211
Current portion of other long-term debt	300	402
Accounts payable	451	281
Accounts and notes payable–affiliated companies	110	96
Taxes accrued	179	158
Interest accrued	58	71
Other current liabilities	122	117
Total current liabilities	1,437	1,336
Other Liabilities:
Deferred income taxes, net	1,088	1,041
Benefit obligations	75	75
Regulatory liabilities	1,140	1,252
Other non-current liabilities	101	95
Total other liabilities	2,404	2,463
Long-term Debt:
VIE Securitization Bonds, net	393	536
Other long-term debt, net	4,657	3,870
Total long-term debt, net	5,050	4,406
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,548	2,548
Retained earnings	870	563
Total member’s equity	3,418	3,111
Total Liabilities and Member’s Equity	$12,309	$11,316

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income	$307	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	484	420
Amortization of deferred financing costs	8	8
Deferred income taxes	8	(36)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(140)	(145)
Accounts receivable/payable–affiliated companies	(31)	10
Inventory	(49)	(35)
Accounts payable	60	(7)
Interest and taxes accrued	8	16
Non-trading derivatives, net	—	15
Net regulatory assets and liabilities	(190)	5
Other current assets	24	13
Other current liabilities	9	21
Other assets	8	(5)
Other liabilities	5	6
Other operating activities, net	(14)	(11)
Net cash provided by operating activities	497	552
Cash Flows from Investing Activities:
Capital expenditures	(1,108)	(750)
Decrease (increase) in notes receivable–affiliated companies	—	456
Other investing activities, net	4	11
Net cash used in investing activities	(1,104)	(283)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	—	5
Proceeds from long-term debt	1,096	299
Payments of long-term debt	(540)	(160)
Decrease in notes payable–affiliated companies	32	—
Dividend to parent	—	(457)
Payment of debt issuance costs	(12)	(3)
Net cash provided by (used in) financing activities	576	(316)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(31)	(47)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	154	235
Cash, Cash Equivalents and Restricted Cash at End of Period	$123	$188

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,548		2,486		2,548		2,486
Balance, end of period		2,548		2,486		2,548		2,486
Retained Earnings
Balance, beginning of period		719		495		563		780
Net income		151		157		307		277
Dividend to parent		—		(52)		—		(457)
Balance, end of period		870		600		870		600
Accumulated Other Comprehensive Loss
Balance, beginning of period		—		—		—		(15)
Other comprehensive income		—		—		—		15
Balance, end of period		—		—		—		—
Total Member’s Equity		$3,418		$3,086		$3,418		$3,086

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Utility revenues	$472	$415	$2,189	$1,878
Non-utility revenues	15	11	49	42
Total	487	426	2,238	1,920
Expenses:
Utility natural gas	157	106	962	715
Non-utility cost of revenues, including natural gas	4	2	16	15
Operation and maintenance	187	186	579	574
Depreciation and amortization	82	78	242	226
Taxes other than income taxes	41	40	141	134
Total	471	412	1,940	1,664
Operating Income	16	14	298	256
Other Expense:
Gain on sale	11	—	11	—
Interest expense and other finance charges	(24)	(28)	(73)	(87)
Other income (expense), net	(3)	(1)	(3)	(5)
Total	(16)	(29)	(65)	(92)
Income (Loss) From Continuing Operations Before Income Taxes	—	(15)	233	164
Income tax expense (benefit)	1	(9)	25	22
Income (Loss) From Continuing Operations	(1)	(6)	208	142
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $-0-, $1, $-0- and $(2), respectively)	—	2	—	(66)
Net Income (Loss)	$(1)	$(4)	$208	$76

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$(1)	$(4)	$208	$76
Comprehensive income (loss)	$(1)	$(4)	$208	$76

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2021	December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$—	$1
Accounts receivable, less allowance for credit losses of $45 and $45, respectively	146	233
Accrued unbilled revenues, less allowance for credit losses of $2 and $4, respectively	92	260
Accounts and notes receivable–affiliated companies	15	8
Materials and supplies	78	58
Natural gas inventory	162	121
Taxes receivable	4	—
Current assets held for sale	1,970	—
Prepaid expenses and other current assets	1,335	26
Total current assets	3,802	707
Property, Plant and Equipment:
Property, plant and equipment	7,726	8,972
Less: accumulated depreciation and amortization	2,049	2,414
Property, plant and equipment, net	5,677	6,558
Other Assets:
Goodwill	611	757
Regulatory assets	571	220
Other non-current assets	41	66
Total other assets	1,223	1,043
Total Assets	$10,702	$8,308

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	September 30, 2021	December 31, 2020
	(in millions)
Current Liabilities:
Short-term borrowings	$7	$24
Accounts payable	281	296
Accounts and notes payable–affiliated companies	55	50
Taxes accrued	74	74
Interest accrued	30	28
Customer deposits	65	76
Current liabilities held for sale	512	—
Other current liabilities	146	178
Total current liabilities	1,170	726
Other Liabilities:
Deferred income taxes, net	625	584
Benefit obligations	83	83
Regulatory liabilities	1,020	1,226
Other non-current liabilities	564	694
Total other liabilities	2,292	2,587
Long-Term Debt	4,465	2,428
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,046	2,046
Retained earnings	719	511
Accumulated other comprehensive income	10	10
Total stockholder’s equity	2,775	2,567
Total Liabilities and Stockholder’s Equity	$10,702	$8,308

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income	$208	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242	226
Amortization of deferred financing costs	10	7
Deferred income taxes	27	19
Goodwill impairment and loss from reclassification to held for sale	—	93
Gain on sale	(11)	—
Write-down of natural gas inventory	—	3
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	259	402
Accounts receivable/payable–affiliated companies	(4)	(8)
Inventory	(73)	(3)
Taxes receivable	(4)	—
Accounts payable	(37)	(180)
Interest and taxes accrued	9	(18)
Non-trading derivatives, net	—	(13)
Margin deposits, net	—	65
Net regulatory assets and liabilities	(2,027)	(28)
Other current assets	5	4
Other current liabilities	(20)	(7)
Other assets	—	7
Other liabilities	(49)	8
Other operating activities, net	(1)	(7)
Net cash provided by (used in) operating activities	(1,466)	646
Cash Flows from Investing Activities:
Capital expenditures	(571)	(624)
Increase in notes receivable–affiliated companies	—	(9)
Proceeds from divestiture	22	286
Other investing activities, net	15	8
Net cash used in investing activities	(534)	(339)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	(27)	31
Proceeds from (payments of) commercial paper, net	338	30
Proceeds from long-term debt	1,699	—
Dividends to parent	—	(80)
Payment of debt issuance costs	(10)	—
Capital distribution to parent associated with the sale of CES	—	(286)
Other financing activities, net	(1)	(2)
Net cash provided by (used in) financing activities	1,999	(307)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1)	—
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	$2

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,046		1,829		2,046		2,116
Capital distribution to parent associated with the sale of CES		—		—		—		(286)
Other		—		—		—		(1)
Balance, end of period		2,046		1,829		2,046		1,829
Retained Earnings
Balance, beginning of period		720		518		511		515
Net income (loss)		(1)		(4)		208		76
Dividend to parent		—		(8)		—		(80)
Adoption of ASU 2016-13		—		—		—		(5)
Balance, end of period		719		506		719		506
Accumulated Other Comprehensive Income
Balance, beginning of period		10		10		10		10
Balance, end of period		10		10		10		10
Total Stockholder’s Equity		$2,775		$2,345		$2,775		$2,345

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

Except as discussed in the penultimate paragraph in Note 12 to the Registrants’ Interim Condensed Financial Statements, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

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

Background. CenterPoint Energy, Inc. is a public utility holding company and owns interests in Enable, a publicly traded MLP, as described below. As of September 30, 2021, CenterPoint Energy’s operating subsidiaries reported as continuing operations were as follows:

•Houston Electric provides electric transmission service to transmission service customers in the ERCOT region and distribution service to REPs serving the Texas Gulf Coast area that includes the city of Houston.

•CERC (i) owns and operates natural gas distribution systems in six states and (ii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

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

On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses. On August 31, 2021, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of MES to Last Mile Energy. See Note 3 for further information.

As of September 30, 2021, CenterPoint Energy’s reportable segments were Electric and Natural Gas. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 16.

As of September 30, 2021, CNP Midstream owned approximately 53.7% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets; CNP Midstream also owned 50% of the management rights and 40% of the incentive distribution rights in Enable GP. On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units. For additional information regarding CenterPoint Energy’s interest in Enable, including the 14,520,000 Enable Series A Preferred Units directly owned by CenterPoint Energy, the Enable Merger and CenterPoint Energy’s plan to exit the Midstream Investment reportable segment, see Notes 3 and 9.

As of September 30, 2021, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

The Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. Certain prior year amounts have been reclassified to conform to the current year reportable segment presentation described in the 2020 Form 10-K and to reflect the impacts of discontinued operations.

(2) New Accounting Pronouncements

Management believes that recently adopted and recently issued accounting standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Held for Sale and Divestitures (CenterPoint Energy and CERC)

Held for Sale. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million of storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. The assets include approximately 17,000 miles of main pipeline in Arkansas, Oklahoma and certain portions of Bowie County, Texas serving more than half a million customers. The Arkansas and Oklahoma Natural Gas businesses are reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable. Filings were made on June 11, 2021 to the APSC and June 24, 2021 to the OCC requesting approval of the transaction. On August 18, 2021, the Hart-Scott-Rodino antitrust waiting period expired. On October 14, 2021, a unanimous settlement agreement was filed with the APSC that, if approved, upon the closing of the transaction, would resolve all matters associated with the sale and the FRP. As part of the settlement agreement, CERC committed to provide $22 million in cash at the closing of the transaction, which will be passed through to Arkansas customers. CERC also committed to return any insurance proceeds it may receive for claims submitted with respect to Arkansas, if any, for costs incurred as part of the February 2021 Winter Storm Event to reduce the balance of the incurred costs. The settlement agreement also provides for the extinguishment of CERC’s obligation to refund through the FRP approximately $10 million as of September 30, 2021. The settling parties requested that the October 22, 2021 hearing be waived and that the APSC enter an order by December 13, 2021 to allow for the closing of the transaction to take place by the end of the year, or shortly thereafter. The Oklahoma filing is still pending state regulatory approval. The transaction is anticipated to close by the end of 2021, subject to customary closing conditions, including final orders from the APSC and OCC approving the transaction. As announced in December 2020, CenterPoint Energy’s business strategy incorporated the Business Review and Evaluation Committee’s recommendations to increase its planned capital expenditures in its electric and natural gas businesses to support rate base growth and sell certain of its Natural Gas businesses located in Arkansas and Oklahoma as a means to efficiently finance a portion of such increased capital expenditures, among other recommendations.

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

Although the Arkansas and Oklahoma Natural Gas businesses met the held for sale criteria, their expected disposals do not represent a strategic shift to CenterPoint Energy and CERC, as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities associated with the transaction are not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, and the December 31, 2020 Condensed Consolidated Balance Sheets were not required to be recast for assets held for sale. Since the depreciation on the Arkansas and Oklahoma Natural Gas assets will continue to be reflected in revenues through customer rates until the expected closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets once sold, CenterPoint Energy and CERC will continue to record depreciation on those assets through the expected closing of the transaction.

In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria. CenterPoint Energy’s plan to exit its Midstream Investment reportable segment in 2022 represents a strategic shift to CenterPoint Energy. Therefore, the assets and liabilities associated with the equity investment in Enable are reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income, and the December 31, 2020 Condensed Consolidated Balance Sheet was required to be recast for assets held for sale. For further information about CenterPoint Energy’s equity investment in Enable, see Note 9.

The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell. Neither CenterPoint Energy nor CERC recognized any gains or losses on assets held for sale during the three and nine months ended September 30, 2021. See Note 10 for further information about the allocation of goodwill to the businesses to be disposed.

The assets and liabilities of the Arkansas and Oklahoma Natural Gas businesses and equity method investment in Enable classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, included the following:

	September 30, 2021
	CenterPoint Energy	CERC
	(in millions)
Receivables, net	$15	$15
Accrued unbilled revenues	12	12
Natural gas inventory	48	48
Materials and supplies	8	8
Property, plant and equipment, net	1,254	1,254
Goodwill	398	144
Investment in unconsolidated affiliate (1)	926	—
Regulatory assets	403	403
Other	86	86
Total current assets held for sale	$3,150	$1,970

Short term borrowings (2)	$34	$34
Accounts payable	21	21
Taxes accrued	7	7
Customer deposits	11	11
Regulatory liabilities	317	317
Other	122	122
Total current liabilities held for sale	$512	$512

(1)Balance of $782 million as of December 31, 2020 is reported as Non-current assets held for sale on CenterPoint Energy’s Condensed Consolidated Balance Sheets.
(2)Represents third-party AMAs associated with utility distribution service in Arkansas and Oklahoma. These transactions are accounted for as an inventory financing. For further information, see Note 12.

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Income (Loss) from Continuing Operations Before Income Taxes	$(14)	$(12)	$48	$48

Divestitures of Infrastructure Services and Energy Services (CenterPoint Energy and CERC). CenterPoint Energy completed the sale of the Infrastructure Services Disposal Group on April 9, 2020 for $850 million and collected a receivable of $4 million from PowerTeam Services in January 2021 for full and final settlement of the working capital adjustment in the Securities Purchase Agreement. See “—Other Sale Related Matters of Infrastructure Services and Energy Services” below for a discussion of an additional mechanism within the Securities Purchase Agreement. CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of the Energy Services Disposal Group on June 1, 2020 for $286 million in cash and collected a receivable for $79 million in October 2020 for full and final settlement of the working capital adjustment. The earnings and expenses directly associated with these dispositions for the three and nine months ended September 30, 2020 are reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income through the closing of the transactions, as applicable.

A summary of discontinued operations presented in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30,
	2021	2020
	Equity Method Investment in Enable	Equity Method Investment in Enable	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total
	(in millions)
Equity in earnings (losses) of unconsolidated affiliate, net	$83	$(67)	$—	$—	$(67)
Income (loss) from discontinued operations before income taxes	83	(67)	—	—	(67)
Gain (loss) on classification to held for sale, net (1)	—	—	(9)	3	(6)
Income tax expense (benefit)	15	5	(1)	1	5
Net income (loss) from discontinued operations	$68	$(72)	$(8)	$2	$(78)

	Nine Months Ended September 30,
	2021	2020
	Equity Method Investment in Enable	Equity Method Investment in Enable	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total
	(in millions)
Revenues	$—	$—	$250	$1,167	$1,417
Expenses:
Non-utility cost of revenues	—	—	50	1,108	1,158
Operation and maintenance	—	—	184	34	218
Taxes other than income taxes	—	—	1	3	4
Total	—	—	235	1,145	1,380
Operating income (loss)	—	—	15	22	37
Equity in earnings (losses) of unconsolidated affiliate, net	258	(1,499)	—	—	(1,499)
Income (loss) from discontinued operations before income taxes	258	(1,499)	15	22	(1,462)
Loss on classification to held for sale, net (1)	—	—	(102)	(96)	(198)
Income tax expense (benefit)	56	(361)	24	(3)	(340)
Net loss from discontinued operations	$202	$(1,138)	$(111)	$(71)	$(1,320)

(1)Loss on classification to held for sale, net is inclusive of goodwill impairment, gains and losses recognized upon sale, and costs to sell.

A summary of discontinued operations presented in CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	Energy Services Disposal Group
	(in millions)
Revenues	$—	$1,167
Expenses:
Non-utility cost of revenues	—	1,108
Operation and maintenance	—	34
Taxes other than income taxes	—	3
Total	—	1,145
Income from discontinued operations before income taxes	—	22
Gain (loss) on classification to held for sale, net (1)	3	(90)
Income tax expense (benefit)	1	(2)
Net income (loss) from discontinued operations	$2	$(66)

(1)Gain (loss) on classification to held for sale, net is inclusive of goodwill impairment, gains and losses recognized upon sale.

CenterPoint Energy and CERC have elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. The following table summarizes CenterPoint Energy’s and CERC’s cash flows from discontinued operations and certain supplemental cash flow disclosures, as applicable:

Nine Months Ended September 30, 2021
CenterPoint Energy
Equity Method Investment in Enable
(in millions)
Equity in earnings of unconsolidated affiliate - operating	$(258)
Distributions from unconsolidated affiliate - operating	116

	Nine Months Ended September 30, 2020
	CenterPoint Energy			CERC
	Equity Method Investment in Enable	Infrastructure Services Disposal Group	Energy Services Disposal Group	Energy Services Disposal Group
		(in millions)
Write-down of natural gas inventory - operating	$—	$—	$3	$3
Equity in losses of unconsolidated affiliate - operating	1,499	—	—	—
Distributions from unconsolidated affiliate - operating	109	—	—	—
Capital expenditures - investing	—	16	1	1
Distributions from unconsolidated affiliate in excess of cumulative earnings - investing	46	—	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	—	2	4	4

Other Sale Related Matters of Infrastructure Services and Energy Services (CenterPoint Energy and CERC). CES provided natural gas supply to CenterPoint Energy’s and CERC’s Natural Gas under contracts executed in a competitive bidding process, with the duration of some contracts extending into 2021. In addition, CERC is the natural gas transportation provider for a portion of CES’s customer base and will continue to be the transportation provider for these customers as long as these customers retain a relationship with the divested CES business.

Transactions between CES and CenterPoint Energy’s and CERC’s Natural Gas businesses that were previously eliminated in consolidation have been reflected in continuing operations until June 1, 2020, which was the date of closing of the sale of the Energy Services Disposal Group. Revenues and expenses included in continuing operations were as follows:

	Nine Months Ended September 30, 2020
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

CenterPoint Energy’s and CERC’s Natural Gas businesses had AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group that expired in March 2021. See Note 12 for further information.

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

Fees incurred by CenterPoint Energy’s and CERC’s Natural Gas reportable segment for pipeline construction and repair services are as follows:

	Nine Months Ended September 30, 2020
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

Divestiture of MES (CenterPoint Energy and CERC). CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of MES on August 31, 2021 to Last Mile Energy. Prior to the transaction, MES provided temporary delivery of LNG and CNG throughout the contiguous 48 states and MES was reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable.

The MES disposal does not represent a strategic shift to CenterPoint Energy and CERC, as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities associated with MES are not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, and the December 31, 2020 Condensed Consolidated Balance Sheets were not required to be recast for assets held for sale. CenterPoint Energy and CERC recognized a pre-tax gain on the sale of $8 million and $11 million, respectively, during the three and nine months ended September 30, 2021. See Note 10 for further information about the allocation of goodwill to the MES disposal.

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended September 30, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,056	$611	$73	$1,740
Other (1)	—	8	1	9
Total revenues	$1,056	$619	$74	$1,749

	Nine Months Ended September 30, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$2,822	$2,984	$190	$5,996
Other (1)	1	38	3	42
Total revenues	$2,823	$3,022	$193	$6,038

	Three Months Ended September 30, 2020
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$985	$553	$72	$1,610
Other (1)	—	11	1	12
Total revenues	$985	$564	$73	$1,622

	Nine Months Ended September 30, 2020
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$2,602	$2,483	$232	$5,317
Other (1)	(2)	46	3	47
Total revenues	$2,600	$2,529	$235	$5,364

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. Total lease income was $2 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $6 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively.

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenue from contracts	$880	$828	$2,358	$2,188
Other (1)	(6)	—	(14)	(6)
Total revenues	$874	$828	$2,344	$2,182

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and nine months ended September 30, 2021 and 2020.

CERC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenue from contracts	$484	$417	$2,214	$1,873
Other (1)	3	9	24	47
Total revenues	$487	$426	$2,238	$1,920

(1)Primarily consists of income from ARPs, weather hedge gains (losses) and leases. Lease income was not significant for the three and nine months ended September 30, 2021 and 2020.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of September 30, 2021, CenterPoint Energy’s contract assets primarily relate to ESG contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. As of September 30, 2021, CenterPoint Energy’s contract liabilities primarily relate to ESG contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable related to ASC 606 revenues, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers, excluding balances related to assets held for sale, as of December 31, 2020 and September 30, 2021, respectively, are presented below.

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2020	$604	$505	$27	$18
Closing balance as of September 30, 2021	568	293	24	22
Increase (decrease)	$(36)	$(212)	$(3)	$4

The amount of revenue recognized during the nine months ended September 30, 2021 that was included in the opening contract liability was $16 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2020	$225	$113	$3
Closing balance as of September 30, 2021	339	132	4
Increase	$114	$19	$1

The amount of revenue recognized during the nine months ended September 30, 2021 that was included in the opening contract liability was $3 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2020	$214	$261
Closing balance as of September 30, 2021	108	92
Decrease	$(106)	$(169)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of September 30, 2021:
Corporate and Other	$245	$564	$809
	$245	$564	$809

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost (benefit), before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Service cost (1)	$9	$10	$29	$32
Interest cost (2)	15	18	44	56
Expected return on plan assets (2)	(26)	(28)	(78)	(85)
Amortization of net loss (2)	9	10	28	31
Settlement cost (benefit) (2) (3)	27	1	26	2
Net periodic cost	$34	$11	$49	$36

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Amounts presented in the table above are included in Other income (expense), net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.
(3)Amounts presented represent a one-time, non-cash settlement cost (benefit), prior to regulatory deferrals, which are required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year.

Postretirement Benefits

	Three Months Ended September 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$1
Interest cost (2)	2	1	1	2	1	—
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	(1)
Amortization of prior service cost (credit) (2)	(1)	(1)	—	(1)	(1)	1
Net periodic cost (benefit)	$1	$(1)	$1	$1	$(1)	$1

	Nine Months Ended September 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$2	$—	$1	$2	$—	$1
Interest cost (2)	6	3	2	8	4	2
Expected return on plan assets (2)	(3)	(3)	—	(4)	(3)	(1)
Amortization of prior service cost (credit) (2)	(3)	(3)	—	(3)	(4)	1
Net periodic cost (benefit)	$2	$(3)	$3	$3	$(3)	$3

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

The table below reflects the contributions made to the pension and postretirement benefit plans during 2021:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$51	$—	$—	$59	$—	$—
Postretirement benefit plans	$2	$1	$—	$6	$1	$2

Board of Directors Actions. On July 22, 2021, CenterPoint Energy announced the decision of the independent directors of the Board to implement a new independent Board leadership and governance structure and appointed a new independent chair of the Board. To implement this new governance structure, the independent directors of the Board eliminated the Executive Chairman position that was formerly held by Milton Carroll.

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a separation agreement between CenterPoint Energy and Mr. Carroll, dated July 21, 2021. Under the terms of the separation agreement, Mr. Carroll exited the positions of Executive Chairman on July 21, 2021 and Board member on September 30, 2021. Under the terms of the separation agreement, Mr. Carroll received a lump sum cash payment of $28 million and his separation was treated as an “enhanced retirement” for purposes of his outstanding 2019, 2020 and 2021 equity award agreements.
On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy has entered into a retention incentive agreement with David J. Lesar, President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. For information about the classification of this award, see Note 19.

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

	September 30, 2021			December 31, 2020
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$206	$108	$15	$229	$137	$13

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments in Indiana.
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
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended September 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$12	$11	$1	$10	$10	$—

	Nine Months Ended September 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Allowed equity return recognized	$31	$29	$1	$24	$24	$—

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. In Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market. While demand for electricity reached extraordinary levels due to the extreme cold, the supply of electricity significantly decreased in part because of the inability of certain power generation facilities to supply electric power to the grid. Houston Electric does not own or operate any electric generation facilities other than leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event. Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. ERCOT serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. To comply with ERCOT’s orders, Houston Electric implemented controlled outages across its service territory, resulting in a substantial number of businesses and residents being without power, many for extended periods of time, in compliance with ERCOT’s directives as an emergency procedure to avoid prolonged large-scale state-wide blackouts and long-term damage to the electric system in Texas. In anticipation of this weather event, Houston Electric implemented its emergency operations plan’s processes and procedures necessary to respond to such events, including establishing an incident command center and calling for mutual assistance from other utilities where needed, among other measures. Throughout the February 2021 Winter Storm Event, Houston Electric remained in contact with its regulators and stakeholders, including federal, state and local officials, as well as the PUCT and ERCOT.

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

On February 13, 2021, the Railroad Commission authorized each Texas natural gas distribution utility to record in a regulatory asset the extraordinary expenses associated with the February 2021 Winter Storm Event, including, but not limited to, natural gas cost and other costs related to the procurement and transportation of natural gas supply, subject to recovery in future regulatory proceedings. The Texas governor signed legislation in June 2021 that authorizes the Railroad Commission to use securitization financing and the issuance of customer rate relief bonds for recovery of extraordinary natural gas costs incurred by natural gas utilities as a result of the February 2021 Winter Storm Event. In addition, CenterPoint Energy’s and CERC’s Natural Gas utilities in jurisdictions outside of Texas deferred under-recovered natural gas cost as regulatory assets under existing recovery mechanisms and are seeking recovery of the increased cost of natural gas. As of September 30, 2021, CenterPoint Energy and CERC have recorded current regulatory assets of $1,423 million and $1,316 million included in Prepaid expenses and other current assets, respectively, and non-current regulatory assets of $654 million and $654 million, respectively, associated with the February 2021 Winter Storm Event.

Amounts for the under recovery of natural gas costs are reflected in regulatory assets included in Prepaid expenses and other current assets and Regulatory assets on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Recovery of natural gas costs within the regulatory assets are probable and are subject to customary regulatory prudence reviews in all jurisdictions that may impact the amounts ultimately recovered. CenterPoint Energy and CERC, as applicable, have begun recovery of natural gas costs in Arkansas, Indiana, Louisiana, Mississippi and Minnesota. CenterPoint Energy and CERC have filed for securitization of natural gas costs in Oklahoma and Texas, and expect to receive commission approval and issuance of financing orders from both in 2022, and issuance of the securitization bonds from Texas in 2022 and Oklahoma in 2023. The Minnesota Attorney General’s Office and Department of Commerce have proposed significant disallowances for all natural gas utilities, resulting in a potential disallowance of up to approximately $290 million for CenterPoint Energy and CERC. The natural gas costs in Minnesota were incurred in accordance with the plan on file with the MPUC and CenterPoint Energy believes the costs were prudently incurred and are eligible for recovery through an existing mechanism. Additionally, due to the uncertainty of timing and method of recovery in some jurisdictions, CenterPoint Energy and CERC may not earn a return on amounts deferred in the regulatory assets associated with the February 2021 Winter Storm Event.

On February 21, 2021, in response to the 2021 February Winter Storm Event, the PUCT issued an order prohibiting REPs from sending a request to TDUs to disconnect such REPs’ customers for non-payment, effective February 21, 2021. As a result of this order, Houston Electric did not execute any requests for disconnection from any REPs until the PUCT issued orders for disconnects to resume. In June 2021, the PUCT issued an updated order relating to disconnections and REPs resumed the distribution of disconnection notices thereafter. As of September 30, 2021, as authorized by the PUCT, CenterPoint Energy and

Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, as of September 30, 2021, CenterPoint Energy and Houston Electric recorded a regulatory asset of $15 million to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Notes 12 and 14(d) for further information regarding debt financing transactions and litigation related to the February 2021 Winter Storm Event, respectively.

COVID-19 Regulatory Matters

Governors, public utility commissions and other authorities in the states in which the Registrants operate issued a number of different orders related to the COVID-19 pandemic, including orders addressing customer non-payment and disconnection. Although the disconnect moratoriums have expired in the Registrants’ service territories, CenterPoint Energy continues to support those customers who may need payment assistance, arrangements or extensions.

The COVID-19 ERP allows program expenses to be recovered in rates. CenterPoint Energy’s and Houston Electric’s COVID-19 ERP regulatory assets were $-0- as of September 30, 2021 and $6 million as of December 31, 2020.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $28 million and $26 million, respectively, as of September 30, 2021 and $22 million and $19 million, respectively, as of December 31, 2020.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s Natural Gas service territories in Minnesota and Arkansas will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well. The Arkansas FRP, filed on April 5, 2021, included a request for (1) the regulatory asset as of September 30, 2020 in working capital for the 2021 historical year using a thirteen-month average of the asset balance; (2) the regulatory asset as of September 30, 2020 in working capital for the 2021 projected year using a thirteen-month average of the asset balance; and (3) the amortization of the balance over the 2021 projected year twelve-month period beginning October 1, 2021. The APSC ordered that the regulatory asset be reviewed in a future proceeding. The Mississippi RRA, filed on April 30, 2021, included the unamortized balance of the regulatory asset as of December 31, 2020 in rate base per Docket No. 2018-AD-141 Order Authorizing Utility Response and Accounting for COVID-19.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	September 30, 2021	December 31, 2020
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)Relates to interest rate derivative instruments at SIGECO.

Weather Normalization (CenterPoint Energy and CERC). CenterPoint Energy and CERC have weather normalization or other rate mechanisms that largely mitigate the impact of weather on Natural Gas in Arkansas, Indiana, Louisiana, Mississippi, Minnesota, Ohio and Oklahoma, as applicable. CenterPoint Energy’s and CERC’s Natural Gas in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms, although fixed customer charges are historically higher in Texas for Natural Gas compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s Natural Gas’ results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories. The Registrants do not currently enter into weather hedges.

(b)Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of Derivative Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items (CenterPoint Energy)

		September 30, 2021		December 31, 2020
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$23	$—	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	9	—	—
Natural gas derivatives (2)	Current Liabilities: Non-trading derivative liabilities	—	—	3
Natural gas derivatives (2)	Other Liabilities: Non-trading derivative liabilities	—	—	7
Interest rate derivatives	Other Liabilities: Non-trading derivative liabilities	—	13	20
Indexed debt securities derivative (3)	Current Liabilities	—	993	953
Total		$32	$1,006	$983

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

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2021	2020	2021	2020
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$11	$(84)	$(40)	$(25)

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

	September 30, 2021	December 31, 2020
	(in millions)
Aggregate fair value of derivatives with credit-risk-related contingent features in a liability position	$13	$20
Fair value of collateral already posted	7	7
Additional collateral required to be posted if credit risk contingent features triggered (1)	6	3

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$913	$—	$—	$913	$873	$—	$—	$873
Investments, including money market funds (1)	42	—	—	42	43	—	—	43
Natural gas derivatives	—	32	—	32	—	—	—	—
Total assets	$955	$32	$—	$987	$916	$—	$—	$916
Liabilities
Indexed debt securities derivative	$—	$993	$—	$993	$—	$953	$—	$953
Interest rate derivatives	—	13	—	13	—	20	—	20
Natural gas derivatives	—	—	—	—	—	10	—	10
Total liabilities	$—	$1,006	$—	$1,006	$—	$983	$—	$983

Houston Electric

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$27	$—	$—	$27	$26	$—	$—	$26
Total assets	$27	$—	$—	$27	$26	$—	$—	$26

CERC

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Corporate equities	$3	$—	$—	$3	$2	$—	$—	$2
Investments, including money market funds (1)	11	—	—	11	11	—	—	11
Total assets	$14	$—	$—	$14	$13	$—	$—	$13

(1)Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Nonrecurring Basis

As a result of classifying the Arkansas and Oklahoma Natural Gas businesses as held for sale, including the allocation of goodwill, CenterPoint Energy and CERC used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value of the businesses classified as held for sale, which are Level 2 inputs. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the three and nine months ended September 30, 2021. See Note 3 for further information.

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

	September 30, 2021			December 31, 2020
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$16,474	$5,567	$4,465	$13,401	$5,019	$2,428
Fair value	17,890	6,315	4,811	15,226	5,957	2,855

(1)Includes Securitization Bonds debt.

(9) Unconsolidated Affiliates (CenterPoint Energy and CERC)

CenterPoint Energy has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting. Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CenterPoint Energy is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As of September 30, 2021, CenterPoint Energy’s maximum exposure to loss related to Enable is limited to its investment in unconsolidated affiliates, its investment in Enable Series A Preferred Units and outstanding current accounts receivable from Enable.

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

On September 21, 2021, CNP Midstream entered into a Forward Sale Agreement with an investment banking financial institution to deliver, subject to and immediately following the closing of the Enable Merger, 50 million common units of Energy Transfer expected to be received by CNP Midstream as consideration in the pending Enable Merger in exchange for the proceeds of the forward sale transaction. The Forward Sale Agreement provides for an initial forward sale price equal to a percentage of the closing price on September 21, 2021 of Energy Transfer common units, which is subject to certain adjustments pursuant to the terms of the Forward Sale Agreement. The Forward Sale Agreement is subject to early termination under certain circumstances, including in connection with termination of the Enable Merger. CenterPoint Energy has guaranteed CNP Midstream’s obligations under the Forward Sale Agreement. Additionally, CenterPoint Energy plans for a complete exit from its Midstream Investment reportable segment in 2022.

CenterPoint Energy’s planned exit from its Midstream Investment reportable segment represents a strategic shift that will have a major effect on CenterPoint Energy’s operations or financial results, and as such, its equity investment in Enable is classified and presented as discontinued operations. Equity method investments that qualify for discontinued operations are also presented as assets held for sale. Therefore, the assets and liabilities associated with the equity investment in Enable are reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income and the December 31, 2020 Condensed Consolidated Balance Sheet was required to be recast for assets held for sale. The Enable Series A Preferred Units are not reflected in the Midstream Investments reportable segment as equity investments without a readily determinable fair value are not included in the scope of discontinued operations.

The carrying value of CenterPoint Energy’s equity method investment in Enable is reflected as held for sale on CenterPoint Energy’s Condensed Consolidated Balance Sheets and equity in earnings (losses) from Enable are reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. For further information, see Note 3.

Limited Partner Interest and Units Held in Enable (CenterPoint Energy):

	September 30, 2021
	Limited Partner Interest (1)	Common Units	Enable Series A Preferred Units (2)
CenterPoint Energy (3)	53.7%	233,856,623	14,520,000
OGE	25.5%	110,982,805	—
Public unitholders	20.8%	91,038,118	—
Total units outstanding	100.0%	435,877,546	14,520,000

(1)Excludes the Enable Series A Preferred Units owned by CenterPoint Energy.
(2)The carrying amount of the Enable Series A Preferred Units, reflected as Preferred units - unconsolidated affiliate on CenterPoint Energy’s Condensed Consolidated Balance Sheets, was $363 million as of both September 30, 2021 and December 31, 2020. There were no settled transactions in the nine months ended September 30, 2021 and 2020 that would indicate a stand-alone, observable, and readily determinable fair value for securities identical or similar to Enable Series A Preferred Units. No impairment charges or adjustment due to observable price changes were required or recorded during the current or prior reporting periods.
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

Interests Held in Enable GP (CenterPoint Energy):

CenterPoint Energy and OGE held the following interests in Enable GP as of both September 30, 2021 and December 31, 2020:

	September 30, 2021
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
(3)Held indirectly through CNP Midstream.

Distributions Received from Enable (CenterPoint Energy):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable common units	$0.16525	$39	$0.16525	$39	$0.49575	$116	$0.66100	$155
Enable Series A Preferred Units	0.54390	8	0.62500	9	1.75620	26	1.87500	27
Total CenterPoint Energy		$47		$48		$142		$182

Transactions with Enable (CenterPoint Energy and CERC):

The transactions with Enable in the following tables exclude transactions with the Energy Services Disposal Group.

	CenterPoint Energy and CERC
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Natural gas expenses, includes transportation and storage costs	$14	$17	$62	$61

	CenterPoint Energy and CERC
	September 30, 2021	December 31, 2020
	(in millions)
Accounts payable for natural gas purchases from Enable	$5	$9
Accounts receivable for amounts billed for services provided to Enable	1	1

Summarized Financial Information for Enable (CenterPoint Energy)

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating revenues	$956	$596	$2,713	$1,759
Cost of sales, excluding depreciation and amortization	565	250	1,510	653
Depreciation and amortization	104	105	313	314
Goodwill and long-lived assets impairments	—	—	—	28
Operating income	152	100	482	326
Net income (loss) attributable to Enable common units	107	(173)	341	(35)
Reconciliation of Equity in Earnings (Losses), net:
CenterPoint Energy’s interest	$58	$(93)	$183	$(19)
Basis difference amortization (1)	25	26	75	62
Loss on dilution, net of proportional basis difference recognition	—	—	—	(1)
Impairment of CenterPoint Energy’s equity method investment in Enable	—	—	—	(1,541)
CenterPoint Energy’s equity in earnings (losses), net (2)	$83	$(67)	$258	$(1,499)
(1)Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s investment in Enable and its underlying equity in net assets of Enable. The basis difference is being amortized through the year 2048 or will cease upon the sale of CenterPoint Energy’s investment in Enable.
(2)Reported as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. For further information, see Note 3.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Current assets	$536	$381
Non-current assets	11,244	11,348
Current liabilities	1,299	582
Non-current liabilities	3,248	4,052
Non-controlling interest	25	26
Preferred equity	362	362
Accumulated other comprehensive loss	(2)	(6)
Enable partners’ equity	6,848	6,713
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,673	$3,601
CenterPoint Energy’s basis difference (1)	(2,747)	(2,819)
CenterPoint Energy’s equity method investment in Enable (2)	$926	$782

(1)The basis difference is being amortized through the year 2048 or will cease upon sale of CenterPoint Energy’s investment in Enable.
(2)Reflected in assets held for sale in CenterPoint Energy’s Condensed Consolidated Balance Sheets. For further information, see Note 3.

(10) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment is as follows:

	December 31, 2020	Held For Sale		Disposals		September 30, 2021
	(in millions)
Electric (1)	$936	$—		$—		$936
Natural Gas	3,323	398	(2)	5	(3)	2,920
Corporate and Other	438	—		—		438
Total	$4,697	$398		$5		$4,294
CERC’s goodwill is as follows:

	December 31, 2020	Held For Sale		Disposals		September 30, 2021
	(in millions)
Goodwill	$757	$144	(2)	$2	(3)	$611
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)Represents goodwill attributable to the Natural Gas businesses. For further information, see Note 3.
(3)Represents goodwill attributable to the MES disposal. For further information, see Note 3.
When a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As a result, goodwill attributable to the Natural Gas businesses to be disposed is classified as held for sale as of September 30, 2021, and goodwill attributable to MES was reflected in the gain on sale during the three and nine months ended September 30, 2021. Neither CenterPoint Energy nor CERC recognized any goodwill impairments within any reportable segment during the three or nine months ended September 30, 2021.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The reporting units approximate the reportable segments, with the exception of ESG, which is a separate reporting unit but included in the Corporate and Other reconciling category at CenterPoint Energy. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill.

CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2021 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

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

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(11)	$22	$33	$(8)	$25
Trade names	16	(4)	12	16	(3)	13
Construction backlog (1)	5	(5)	—	5	(5)	—
Operation and maintenance agreements (1)	12	(2)	10	12	(1)	11
Other	2	(1)	1	2	(1)	1
Total	$68	$(23)	$45	$68	$(18)	$50

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$1	$2	$4	$5
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas	1	—	1	1
CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
Remaining three months of 2021	$2
2022	6
2023	6
2024	5
2025	5
2026	5

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

	Shares Held
	September 30, 2021	December 31, 2020
AT&T Common	10,212,945	10,212,945
Charter Common	872,503	872,503

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of September 30, 2021. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	September 30, 2021	December 31, 2020
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of September 30, 2021, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $42 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

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

(12) Short-term Borrowings and Long-term Debt

Inventory Financing. Upon expiration of the AMA’s with the Energy Services Disposal Group discussed in Note 3, CenterPoint Energy’s and CERC’s Natural Gas businesses entered into new third-party AMAs beginning in April 2021 associated with their utility distribution service in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $7 million and $24 million outstanding obligations related to the AMAs as of September 30, 2021 and December 31, 2020, respectively, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Outstanding obligations related to third-party AMAs associated with utility distribution service in Arkansas and Oklahoma of $34 million as of September 30, 2021 are reflected in current liabilities held for sale on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. See Note 3 for further information.

Debt Transactions. During the nine months ended September 30, 2021, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
CERC	March 2021	Senior Notes	$700	0.70%	2023
CERC	March 2021	Floating Rate Senior Notes	1,000	Three-month LIBOR plus 0.50%	2023
		Total CERC(1)	1,700
Houston Electric	March 2021	General Mortgage Bonds	400	2.35%	2031
Houston Electric	March 2021	General Mortgage Bonds	700	3.35%	2051
		Total Houston Electric (2)	1,100
CenterPoint Energy	May 2021	Senior Notes	500	1.45%	2026
CenterPoint Energy	May 2021	Senior Notes	500	2.65%	2031
CenterPoint Energy	May 2021	Floating Rate Senior Notes	700	SOFR plus 0.65%	2024
		Total CenterPoint Energy (3)	$4,500

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
(3)Total proceeds, net of issuance expenses and fees, of approximately $1.69 billion, excluding amounts issued by Houston Electric and CERC, were used for general corporate purposes, including the repayment of outstanding debt discussed below and a portion of CenterPoint Energy’s outstanding commercial paper.

Debt Repayments and Redemptions. During the nine months ended September 30, 2021, the following debt instruments were repaid at maturity or redeemed:

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

The Registrants had the following revolving credit facilities as of September 30, 2021:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2021 (2)	Termination Date
		(in millions)
February 4, 2021	CenterPoint Energy	$2,400	1.625%	65.0%	(3)	58.2%	February 4, 2024
February 4, 2021	CenterPoint Energy (4)	400	1.250%	65.0%		49.8%	February 4, 2024
February 4, 2021	Houston Electric	300	1.375%	67.5%	(3)	55.2%	February 4, 2024
February 4, 2021	CERC	900	1.250%	65.0%		61.7%	February 4, 2024
	Total	$4,000

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of September 30, 2021.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	September 30, 2021				December 31, 2020
Registrant	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$11	$1,143	0.18%	$—	$11	$1,078	0.23%
CenterPoint Energy (2)	—	—	285	0.17%	—	—	92	0.22%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	686	0.17%	—	—	347	0.23%
Total	$—	$11	$2,114		$—	$11	$1,517

(1)Outstanding commercial paper generally has maturities of 60 days or less and each Registrants’ commercial paper program is backstopped by such Registrants’ long-term credit facilities. Houston Electric does not have a commercial paper program.
(2)This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.
Liens. As of September 30, 2021, Houston Electric’s assets were subject to liens securing approximately $5.0 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of March 15, 2021, no Houston Electric first mortgage bonds remained outstanding. Houston Electric could issue approximately $4.2 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of September 30, 2021.

Other. As of September 30, 2021, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2021. As of September 30, 2021, such financial institutions had issued $1 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(13) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CenterPoint Energy - Continuing operations (1)	18%	(8)%	9%	9%
CenterPoint Energy - Discontinued operations (2) (3)	18%	(7)%	22%	20%
Houston Electric (4)	18%	14%	16%	15%
CERC - Continuing operations (5) (6)	—%	60%	11%	13%
CERC - Discontinued operations (7) (8)	—%	33%	—%	3%

(1)CenterPoint Energy’s higher effective tax rate on income from continuing operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by an increase in non-deductible executive compensation paid under Milton Carroll’s separation agreement further discussed in Note 5, a decrease in EDIT amortization of the net regulatory EDIT liability, the absence of NOL carryback tax benefit and the recognition of the tax gain on the sale of MES.
(2)CenterPoint Energy’s higher effective tax rate on income from discontinued operations for the three months ended September 30, 2021 compared to a loss from discontinued operations for the three months ended September 30, 2020 was primarily driven by the impact of higher book earnings for the three months ended September 30, 2021.
(3)CenterPoint Energy’s higher effective tax rate on income from discontinued operations for the nine months ended September 30, 2021 compared to the loss from discontinued operations for the nine months ended September 30, 2020 was primarily due to the absence of tax impacts from the sale of the Infrastructure Services Disposal Group on April 9, 2020 and the sale of the Energy Services Disposal Group on June 1, 2020.

(4)Houston Electric’s higher effective tax rate for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily driven by a decrease in the amount of amortization of the net regulatory EDIT liability.
(5)CERC’s lower effective tax rate on the loss from continuing operations for the three months ended September 30, 2021 compared to the same period ended September 30, 2020 was primarily due to lower book earnings in the three months ended September 30, 2021.
(6)CERC’s lower effective tax rate on income from continuing operations for the nine months ended September 30, 2021 compared to the same period ended September 30, 2020 was primarily driven by a $26 million deferred state tax benefit, detailed further below, that was triggered by state tax law legislation in Louisiana combined with the accounting held for sale classification for the Arkansas and Oklahoma Natural Gas sale assets and liabilities in the period ended June 30, 2021. For tax purposes, when the held for sale criteria is met, the CERC state apportionment rates must be updated to account for the sale and applied to the estimated post-sale net deferred tax liability which resulted in an $11 million net state tax benefit being recorded in the prior quarter. A state law change in the NOL carryforward period in Louisiana from 20 years to an indefinite period allowed for the release of the valuation allowance on certain Louisiana NOLs resulting in a benefit of $15 million.
(7)CERC’s higher than statutory tax rate on income from discontinued operations for the three months ended September 30, 2020 was primarily due to the tax impacts from the sale of the Energy Services Disposal Group, the effect of which was compounded by lower book earnings.
(8)CERC’s lower than statutory tax rate on the loss from discontinued operations for the nine months ended September 30, 2020 was primarily due to the tax impacts from the sale of the Energy Services Disposal Group.

On March 11, 2021, the ARPA was enacted in response to continued economic and health impacts of the COVID-19 pandemic. The ARPA expands the definition of “covered employee” under section 162(m) beginning in 2027, and extends the employee retention tax credit through December 31, 2021, among other provisions. CenterPoint Energy does not currently anticipate any material impacts from this legislation. On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 NOLs, deferring the payment of the employer share of payroll taxes for the remaining months of 2020 until 2021 and 2022, increasing the 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerating refunds for minimum tax credit carryforwards, among other provisions. Based on the CARES Act NOL carryback provision, during the three and nine months ended September 30, 2020, CenterPoint Energy recorded a $18 million and $37 million benefit, respectively, resulting from carryback claims to be filed to refund taxes paid.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $4 million as of September 30, 2021. Interest and penalties of $1 million were recorded on the uncertain tax liability for the nine months ended September 30, 2021. In the three months ended September 30, 2021, CenterPoint Energy released a $6 million net uncertain tax liability, including interest and penalties, upon the IRS’ acceptance of an accounting method change filed in 2020. The Registrants believe that it is reasonably possible that a decrease of up to $3 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits. For CenterPoint Energy, tax years through 2018 have been audited and settled with the IRS. For the 2019 through 2021 tax years CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process. On September 30, 2021, Vectren was notified by the IRS that its pre-Merger 2014 through 2019 tax returns were selected for audit.

(14) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Pursuant to the BTA, Capital Dynamics, with its partner Tenaska, will build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, currently projected to be at the end of 2023, and subject to IURC approval, which was received on October 27, 2021, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price.

As of September 30, 2021, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy		CERC
	Natural Gas and Coal Supply	Other (1)	Natural Gas Supply
	(in millions)
Remaining three months of 2021	$258	$5	$195
2022	690	12	477
2023	586	399	397
2024	461	221	330
2025	401	30	295
2026	350	30	272
2027 and beyond	1,696	165	1,391

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 to 25 years and its purchase commitment under its BTA in Posey County, Indiana are included above. The remaining undiscounted payment obligations relate primarily to technology hardware and software agreements.

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

Specific to ESG’s role as a general contractor in the performance contracting industry, as of September 30, 2021, there were 50 open surety bonds supporting future performance with an aggregate face amount of approximately $558 million. ESG’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of September 30, 2021, approximately 35% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to ESG. In addition to these performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of September 30, 2021, there were 35 warranties totaling $549 million and an additional $1.2 billion in energy savings commitments not guaranteed by Vectren. Since ESG’s inception in 1994, CenterPoint Energy believes ESG has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products have operated effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of September 30, 2021 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of ESG. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of September 30, 2021, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting ESG’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $513 million as of September 30, 2021. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

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

A CERC Corp. guarantee primarily had a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Throughout CERC Corp.’s ownership of CES and subsequent to the sale of the Energy Services Disposal Group through September 30, 2021, CERC Corp. did not pay any amounts under guarantees of CES’s obligations.

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. Additionally, to the extent that CERC Corp. retains any exposure relating to certain guarantees of CES’s obligations 90 days after closing of the transaction, Symmetry Energy Solutions Acquisition will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months. As of September 30, 2021, management estimates approximately $29 million of exposure remained outstanding under CERC Corp. guarantees issued prior to the closing of the transaction on June 1, 2020. CES has provided replacement credit support to counterparties to whom CERC Corp. had issued guarantees prior to closing representing the full amount of CERC’s remaining exposure under the guarantees. CERC believes that counterparties to whom replacement credit support has been provided would seek payment if needed under such replacement credit support instead of a CERC Corp. guarantee. No additional guarantees were provided by CERC Corp. to CES subsequent to the closing of the transaction on June 1, 2020.

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

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 related to the performance of these guarantees.

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

Litigation Related to the Merger (CenterPoint Energy). With respect to the Merger, in July 2018, seven separate lawsuits were filed against Vectren and the individual directors of Vectren’s Board of Directors in the U.S. District Court for the Southern District of Indiana. These lawsuits alleged violations of Sections 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Vectren Proxy Statement filed on June 18, 2018 was materially incomplete because it omitted material information concerning the Merger. The District Court consolidated and subsequently dismissed the lawsuits with prejudice, and the plaintiffs appealed. On September 13, 2021, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s order of dismissal. The plaintiffs could seek review by the Supreme Court of the United States; however, the defendants believe that the allegations asserted are without merit and intend to continue to vigorously defend themselves against the claims raised. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Like other Texas TDUs, Houston Electric has become involved in certain of the above-referenced investigations, litigation or other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy and Houston Electric are responding to inquiries from the Texas Attorney General and the Galveston County District Attorney’s Office, and CenterPoint Energy and CERC are responding to inquiries from the Arkansas, Minnesota and Oklahoma Attorneys General. CenterPoint Energy, Houston Electric and CERC are subject to, and may be further subject to, litigation and claims. Such claims include, or in the future could include, wrongful death, personal injury and property damage claims, lawsuits for impacts on businesses and other organizations and entities and shareholder claims, among other claims or litigation matters. CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in such litigation, all of which is now pending in state court as part of a multi-district litigation proceeding. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the claims raised. CenterPoint Energy, Houston Electric and CERC are unable to predict the consequences of any such matters or to estimate a range of potential losses.

Litigation Related to the Enable Merger. In March and April 2021, several lawsuits were filed by persons claiming to be Enable unitholders against various defendants, including Enable, the members of Enable GP’s Board of Directors, Energy Transfer, and other parties to the Enable Merger Agreement, challenging the Enable Merger and the disclosures made in connection therewith. CenterPoint Energy was named in one such lawsuit filed in the United States District Court for the Southern District of New York. The lawsuits alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Registration Statement on Form S-4 filed by Energy Transfer on March 19, 2021, was materially incomplete because it omitted material information about, among other things, Enable's and Energy Transfer's financial projections and the analyses conducted by Enable's financial advisors. The lawsuits further alleged that the individual defendants, including, among others, Energy Transfer and CenterPoint Energy, violated Section 20(a) of the Exchange Act as controlling persons of Enable. Plaintiffs sought to have the court enjoin the Enable Merger, require defendants to disseminate a new registration statement disclosing the allegedly omitted information, declare that defendants violated the Exchange Act, rescind the Enable Merger or award rescissory damages in the event the Enable Merger is consummated, along with attorneys’ fees, costs, and other relief. All of the cases, including the only one against CenterPoint Energy, have now been dismissed, and no plaintiffs have sought to refile or appeal. This matter is now concluded.

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

	September 30, 2021
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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. In August 2019, the EPA proposed additional “Part A” amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. Further “Part B” amendments, which related to alternate liners for CCR surface impoundments and the surface impoundment closure process, were published in March 2020. The Part A amendments were finalized in August 2020 and extended the deadline to cease placement of ash in ponds to April 11, 2021, discussed further below. The EPA published the final Part B amendments in November 2020. The Part A amendments do not restrict Indiana Electric’s current beneficial reuse of its fly ash. CenterPoint Energy evaluated the Part B amendments to determine potential impacts and determined that the Part B amendments did not have an impact on its current plans. Shortly after taking office in January 2021, President Biden signed an executive order requiring agencies to review environmental actions taken by the Trump administration, including the CCR Rule Phase I Reconsideration, the Part A amendments, and the Part B amendments; the EPA has completed its review of the Phase I Reconsideration, Part A amendments, and Part B amendments and determined that the most environmentally protective course is to implement the rules.

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy has applied for the extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The EPA is still reviewing industry extension requests, including CenterPoint Energy’s extension request. Companies can continue to operate ponds pending completion of the EPA’s evaluation of the requests for extension. If the EPA denies a full extension request, that denial may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or may adversely impact Indiana Electric’s future operations. Failure to comply with a cease waste receipt could also result in an enforcement proceeding, resulting in the imposition of fines and penalties. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

Indiana Electric continues to refine site specific estimates of closure costs for its 10-acre Culley East pond. In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds.

As of September 30, 2021, CenterPoint Energy has recorded an approximate $89 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

(15) Earnings Per Share (CenterPoint Energy)

The Series C Preferred Stock issued in May 2020 were considered participating securities since these shares participated in dividends on Common Stock on a pari passu, pro rata, as-converted basis. As a result, beginning June 30, 2020, earnings per share on Common Stock was computed using the two-class method required for participating securities during the periods the Series C Preferred Stock was outstanding. As of May 7, 2021, all of the outstanding Series C Preferred Stock were converted into shares of Common Stock and earnings per share on Common Stock and, as such, the two-class method was no longer applicable beginning June 30, 2021.

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

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards and convertible preferred shares. The dilutive effect of Series B Preferred Stock and Series C Preferred Stock is computed using the if-converted method, as applicable, which assumes conversion of the restricted stock, Series B Preferred Stock and Series C Preferred Stock at the beginning of the period, giving income recognition for the add-back of the preferred share dividends, amortization of beneficial conversion feature, and undistributed earnings allocated to preferred shareholders. The dilutive effect of restricted stock is computed using the treasury stock method, as applicable, which includes the incremental shares that would be hypothetically vested in excess of the number of shares assumed to be hypothetically repurchased with the assumed proceeds.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$150	$199	$630	$347
Less: Preferred stock dividend requirement (Note 19)	23	36	82	102
Less: Amortization of beneficial conversion feature (Note 19)	—	16	—	25
Less: Undistributed earnings allocated to preferred shareholders (1)	—	—	—	—
Income available to common shareholders from continuing operations - basic	127	147	548	220
Add back: Series B Preferred Stock dividend	—	—	—	—
Add back: Undistributed earnings allocated to preferred shareholders (1)	—	—	—	—
Income available to common shareholders from continuing operations - diluted	127	147	548	220
Income (loss) available to common shareholders from discontinued operations - basic and diluted	68	(78)	202	(1,320)
Income (loss) available to common shareholders - basic and diluted	$195	$69	$750	$(1,100)
Denominator:
Weighted average common shares outstanding - basic	604,607,000	544,811,000	580,819,000	525,160,000
Plus: Incremental shares from assumed conversions:
Restricted stock (2)	4,775,000	3,377,000	4,775,000	—
Series B Preferred Stock (3)	—	—	—	—
Series C Preferred Stock (4)	—	—	15,809,000	—
Weighted average common shares outstanding - diluted	609,382,000	548,188,000	601,403,000	525,160,000
Earnings (Loss) Per Common Share:
Basic earnings per common share - continuing operations	$0.21	$0.27	$0.94	$0.42
Basic earnings (loss) per common share - discontinued operations	0.11	(0.14)	0.35	(2.52)
Basic Earnings (Loss) Per Common Share	$0.32	$0.13	$1.29	$(2.10)
Diluted earnings per common share - continuing operations	$0.21	$0.27	$0.91	$0.42
Diluted earnings (loss) per common share - discontinued operations	0.11	(0.14)	0.34	(2.52)
Diluted Earnings (Loss) Per Common Share	$0.32	$0.13	$1.25	$(2.10)

(1)There were no undistributed earnings to be allocated to participating securities for the three and nine months ended September 30, 2020.
(2)3,377,000 incremental common shares from assumed conversions of restricted stock have not been included in the computation of diluted earnings (loss) per share for the nine months ended September 30, 2020, as their inclusion would be anti-dilutive.
(3)The computation of diluted earnings per common share outstanding for the three and nine months ended September 30, 2020 excludes 35,940,000 and 35,923,000 potentially dilutive shares of Series B Preferred Stock from the denominator, respectively, because the shares would be anti-dilutive. The computation of diluted earnings per common share outstanding for the three and nine months ended September 30, 2021 excludes 24,179,000 and 31,962,000 potentially dilutive shares of Series B Preferred Stock from the denominator, respectively, because the shares would be anti-dilutive. As of September 30, 2021, all of the outstanding Series B Preferred Stock have been converted into Common Stock. For further information, see Note 19.
(4)The computation of diluted earnings (loss) per common share outstanding for the three and nine months ended September 30, 2020 excludes 47,355,000 and 25,578,000 potentially dilutive shares of Series C Preferred Stock from the denominator, respectively, because the shares would be anti-dilutive. As of September 30, 2021, all of the outstanding Series C Preferred Stock have been converted into Common Stock. For further information, see Note 19.

(16) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which its CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments. Certain prior year amounts have been reclassified to conform to the current year reportable segment presentation described in the Registrants’ combined 2020 Form 10-K and for changes described below.On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses. The Arkansas and Oklahoma Natural Gas businesses are reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable, and are classified as held for sale as of September 30, 2021. On August 31, 2021, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of MES to Last Mile Energy. See Note 3 for further details.

CenterPoint Energy’s Midstream Investments reportable segment presented in the Registrants’ combined 2020 Form 10-K consisted of the equity investment in Enable (excluding the Enable Series A Preferred Units). In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations, and as a result this reportable segment is not reflected in the financial data for reportable segments. See Notes 3 and 9 for further information regarding CenterPoint Energy’s equity investment in Enable as held for sale and discontinued operations and the pending Enable Merger.

As of September 30, 2021, reportable segments by Registrant were as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consists of (i) electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs serving the Texas Gulf Coast area and (ii) electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

•CenterPoint Energy’s Natural Gas reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Ohio, Oklahoma and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

CenterPoint Energy’s Corporate and Other category consists of energy performance contracting and sustainable infrastructure    services through ESG and other corporate operations which support all of the business operations of CenterPoint Energy.

Houston Electric

•Houston Electric’s single reportable segment consists of electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs serving the Texas Gulf Coast area.

CERC

•CERC’s single reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

Financial data for reportable segments is as follows, including Corporate and Other and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Three Months Ended September 30,
	2021			2020
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income (Loss)
	(in millions)
Electric	$1,056	(1)	$185	$985	(1)	$188
Natural Gas	619		5	564		(2)
Corporate and Other	74		(40)	73		13
Continuing Operations	$1,749		150	$1,622		199
Discontinued Operations, net			68			(78)
Consolidated			$218			$121

	Nine Months Ended September 30,
	2021			2020
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income (Loss)
	(in millions)
Electric	$2,823	(1)	$385	$2,600	(1)	$160
Natural Gas	3,022		308	2,529		229
Corporate and Other	193		(63)	235		(42)
Continuing Operations	$6,038		630	$5,364		347
Discontinued Operations, net			202			(1,320)
Consolidated			$832			$(973)

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Affiliates of NRG	$285	$243	$672	$573
Affiliates of Vistra Energy Corp.	128	128	303	301

	Total Assets
	September 30, 2021	December 31, 2020
	(in millions)
Electric	$15,612	$14,493
Natural Gas	15,470	14,976
Corporate and Other, net of eliminations (1)	2,928	3,220
Continuing Operations	34,010	32,689
Assets Held for Sale	3,150	782
Consolidated	$37,160	$33,471

(1)Total assets included pension and other postemployment-related regulatory assets of $453 million and $540 million as of September 30, 2021 and December 31, 2020, respectively.

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

	Nine Months Ended September 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$427	$172	$71	$324	$176	$88
Income tax payments (refunds), net	(47)	—	—	117	33	4
Non-cash transactions:
Accounts payable related to capital expenditures	290	208	113	220	121	72
ROU assets obtained in exchange for lease liabilities	2	—	—	14	—	5
Beneficial conversion feature	—	—	—	32	—	—
Amortization of beneficial conversion feature	—	—	—	(25)	—	—

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows.

	September 30, 2021			December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$133	$105	$—	$147	$139	$1
Restricted cash included in Prepaid expenses and other current assets	23	18	—	20	15	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$156	$123	$—	$167	$154	$1

(1)Houston Electric’s Cash and cash equivalents as of September 30, 2021 and December 31, 2020 included $105 million and $139 million, respectively, of cash related to the Bond Companies.

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

The table below summarizes CenterPoint Energy money pool activity:

	September 30, 2021		December 31, 2020
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$(40)	$—	$(8)	$—
Weighted average interest rate	0.18%	0.18%	0.24%	0.24%

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$46	$51	$48	$52	$136	$153	$142	$156
Net affiliate service charges (billings)	(4)	4	(4)	4	(6)	6	(14)	14

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$—	$—	$52	$8	$—	$—	$457	$80
Capital distribution to parent associated with the sale of CES	—	—	—	—	—	—	—	286
Property, plant and equipment from parent (1)	—	—	35	23	—	—	35	23

(1) Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(19) Equity

Dividends Declared and Paid (CenterPoint Energy)

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Common Stock	$0.330	$0.150	$0.490	$0.590	$0.160	$0.150	$0.320	$0.590
Series A Preferred Stock	30.625	30.625	30.625	61.250	30.625	30.625	30.625	61.250
Series B Preferred Stock	17.500	17.500	35.000	52.500	17.500	17.500	35.000	52.500
Series C Preferred Stock (1)	—	0.150	—	0.300	—	0.150	—	0.300

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

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	800,000	800,000	$790	$790
Series B Preferred Stock	1,000	—	977,400	—	950
Series C Preferred Stock	1,000	—	625,000	—	623
		800,000	2,402,400	$790	$2,363

Conversion of Series B Preferred Stock. During the three and nine months ended September 30, 2021, 975,903 shares and 977,400 shares of Series B Preferred Stock, respectively, were converted into 35,875,574 shares and 35,921,441 shares of Common Stock. As of September 30, 2021, all shares of Series B Preferred Stock have been converted into shares of Common Stock.

Conversion of Series C Preferred Stock. No shares of Series C Preferred Stock were converted to Common Stock during the three months ended September 30, 2021. During the nine months ended September 30, 2021, 625,000 shares of Series C Preferred Stock were converted into 40,822,990 shares of Common Stock. As of September 30, 2021, all shares of Series C Preferred Stock have been converted into shares of Common Stock.

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Series A Preferred Stock	$12	$12	$37	$37
Series B Preferred Stock	11	17	45	51
Series C Preferred Stock	—	7	—	14
Preferred dividend requirement	23	36	82	102
Amortization of beneficial conversion feature	—	16	—	25
Total income allocated to preferred shareholders	$23	$52	$82	$127

Temporary Equity (CenterPoint Energy)

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a retention incentive agreement with David J. Lesar, President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Under the terms of the retention incentive agreement, Mr. Lesar will receive equity-based awards under CenterPoint Energy’s LTIP covering a total of 1 million shares of Common Stock

(Total Stock Award) to be granted in multiple annual awards. In July 2021, 400 thousand restricted stock unit awards were awarded to Mr. Lesar that will vest in December 2022. Restricted stock unit awards covering the remaining 600 thousand shares will be awarded to Mr. Lesar in February 2022 and February 2023, in each case covering the remainder of the Total Stock Award not previously awarded or such lesser number of restricted stock units as may be required pursuant to the annual individual award limitations under the CenterPoint Energy’s LTIP and vesting in December 2023. In the event any shares under the Total Stock Award remain unawarded, in February 2024, a fully vested stock bonus award of the remaining shares will be granted. For accounting purposes, the 1 million shares under the Total Stock Award, consisting of both the awarded and unawarded equity-based awards described above, were considered granted in July 2021. In the event of death, disability, termination without cause or resignation for good reason, as defined in the retention incentive agreement, that occurs prior to the full Total Stock Award being awarded, CenterPoint Energy will pay a lump sum cash payment equal to the value of the unawarded equity-based awards, based on the closing trading price of Common Stock on the date of the event’s occurrence. Because the unawarded equity-based awards are redeemable for cash upon events that are not probable at the grant date, the equity associated with the unawarded equity-based awards will be classified as Temporary Equity on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(85)	$—	$10	$(84)	$—	$10
Other comprehensive loss before reclassifications:
Other comprehensive income from unconsolidated affiliates	—	—	—	1	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	—	—	—	—	—
Actuarial losses (1)	1	—	—	2	—	—
Settlement (2)	3	—	—	—	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	—	—	—
Tax expense	(1)	—	—	(1)	—	—
Net current period other comprehensive income	5	—	—	2	—	—
Ending Balance	$(80)	$—	$10	$(82)	$—	$10

	Nine Months Ended September 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(90)	$—	$10	$(98)	$(15)	$10
Other comprehensive loss before reclassifications:
Other comprehensive income (loss) from unconsolidated affiliates	2	—	—	(2)	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	—	—	1	—	—
Actuarial losses (1)	5	—	—	5	—	—
Settlement (2)	3	—	—	—	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	—	—	—
Reclassification of deferred loss from cash flow hedges to regulatory assets (3)	—	—	—	19	19	—
Tax expense	(2)	—	—	(7)	(4)	—
Net current period other comprehensive income	10	—	—	16	15	—
Ending Balance	$(80)	$—	$10	$(82)	$—	$10

(1)Amounts are included in the computation of net periodic cost and are reflected in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income.
(2)Amounts presented represent a one-time, non-cash settlement cost (benefit), prior to regulatory deferrals, which are required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. Amounts presented in the table above are included in Other income (expense), net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.
(3)The cost of debt approved by the PUCT as part of Houston Electric’s Stipulation and Settlement Agreement included unrealized gains and losses on interest rate hedges. Accordingly, deferred gains and losses on interest rate hedges were reclassified to regulatory assets or liabilities, as appropriate.

(20) Subsequent Events (CenterPoint Energy)

Enable Distributions Declarations (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Unit Distribution	Expected Cash Distribution (in millions)
Enable common units	October 26, 2021	November 8, 2021	November 17, 2021	$0.16525	$39
Enable Series A Preferred Units	October 26, 2021	October 26, 2021	November 12, 2021	0.54030	8

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

RECENT EVENTS

Net Zero Emission Goals. In September 2021, CenterPoint Energy announced new net zero emission goals for both Scope 1 and Scope 2 emissions by 2035 as well as a goal to reduce Scope 3 emissions by 20% to 30% by 2035. For more information regarding CenterPoint Energy’s new net zero emission goals and the risks associated with them, see “Risk Factors — CenterPoint Energy is subject to operational and financial risks and liabilities associated with the implementation and efforts to achieve its carbon emission reduction goals” and “Management’s Discussion and Analysis — Liquidity and Capital Resources” in this combined Form 10-Q.

Sale of Natural Gas Businesses. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million of storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. On August 31, 2021, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of MES to Last Mile Energy. For further information, see Note 3 to the Interim Condensed Financial Statements.

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

Enable Merger Agreement. On February 16, 2021, Enable entered into the Enable Merger Agreement. At the closing of the transactions contemplated by the Enable Merger Agreement, if and when it occurs, Energy Transfer will acquire all of Enable’s outstanding equity interests, including all Enable common units and Enable Series A Preferred Units held by CenterPoint Energy, and in return CenterPoint Energy will receive Energy Transfer common units and Energy Transfer Series G Preferred Units. On September 21, 2021, CNP Midstream entered into a Forward Sale Agreement with an investment banking financial institution to deliver, subject to and immediately following the closing of the Enable Merger, 50 million common units of Energy Transfer expected to be received by CNP Midstream as consideration in the pending Enable Merger in exchange for the proceeds of the forward sale transaction. Additionally, CenterPoint Energy plans for a complete exit from its Midstream Investment reportable segment in 2022. For more information, see Notes 1, 3 and 9 to the Interim Condensed Financial Statements.

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

Board of Directors Actions. On July 22, 2021, CenterPoint Energy announced the decision of the independent directors of the Board to implement a new independent Board leadership and governance structure and appointed a new independent chair of the Board. To implement this new governance structure, the independent directors of the Board eliminated the Executive Chairman position. For further information, see Note 5 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

Income (loss) available to common shareholders for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions)
Electric	$185	$188	$(3)	$385	$160	$225
Natural Gas	5	(2)	7	308	229	79
Total Utility Operations	190	186	4	693	389	304
Corporate & Other (1)	(63)	(39)	(24)	(145)	(169)	24
Discontinued Operations	68	(78)	146	202	(1,320)	1,522
Total CenterPoint Energy	$195	$69	$126	$750	$(1,100)	$1,850

(1)Includes energy performance contracting and sustainable infrastructure services through ESG, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Income available to common shareholders increased $126 million primarily due to the following items:

•an increase in earnings from discontinued operations; and
•the dividend requirement and amortization of beneficial conversion feature associated with Series C Preferred Stock in 2020.

These increases were partially offset by:

•the impact of the governance changes announced in July 2021; and
•the CARES Act in 2020.

Excluding those items, income available to common shareholders increased $1 million primarily due to the following key factors:

•rate relief, net of increases in depreciation and amortization and taxes other than income taxes;
•reduced impact of COVID-19;
•continued customer growth; and
•reduced interest expense.

These increases were partially offset by lower usage in part due to less favorable weather.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Income available to common shareholders increased $1,850 million primarily due to the following items:

•an increase in earnings from discontinued operations;
•goodwill impairment at Indiana Electric in 2020;
•the dividend requirement and amortization of beneficial conversion feature associated with Series C Preferred Stock in 2020; and
•favorable income tax impacts in 2021, partially offset by the CARES Act in 2020.

These increases were also partially offset by the impact of the board-implemented governance changes announced in July 2021

Excluding those items, income available to common shareholders increased $121 million primarily due to the following key factors:

•rate relief, net of increases in depreciation and amortization and taxes other than income taxes;
•reduced impact of COVID-19;
•continued customer growth; and
•reduced interest expense.

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

The following discussion of results of operations by reportable segment concentrates on CenterPoint Energy’s Utility Operations, conducted through two reportable segments, Electric and Natural Gas. CenterPoint Energy’s formerly reported Midstream Investments reportable segment results are now included in discontinued operations. For additional information regarding the Midstream Investments reportable segment, see Notes 3, 9 and 16 to the Interim Condensed Financial Statements.

Electric (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Electric reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

The following table provides summary data of the Electric reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,056	$985	$71	$2,823	$2,600	$223
Cost of revenues (1)	53	41	(12)	142	108	(34)
Revenues less Cost of revenues	1,003	944	59	2,681	2,492	189
Expenses:
Operation and maintenance	445	427	(18)	1,295	1,232	(63)
Depreciation and amortization	211	177	(34)	569	497	(72)
Taxes other than income taxes	69	68	(1)	205	204	(1)
Goodwill impairment	—	—	—	—	185	185
Total expenses	725	672	(53)	2,069	2,118	49
Operating Income	278	272	6	612	374	238
Other Income (Expense)
Interest expense and other finance charges	(57)	(55)	(2)	(171)	(165)	(6)
Other income, net	7	4	3	19	13	6
Income from Continuing Operations Before Income Taxes	228	221	7	460	222	238
Income tax expense	43	33	(10)	75	62	(13)
Net Income	$185	$188	$(3)	$385	$160	$225
Throughput (in GWh):
Residential	11,174	11,675	(4)%	25,567	26,113	(2)%
Total	31,178	29,452	6%	79,305	74,923	6%
Weather (percentage of 10-year average for service area):
Cooling degree days	101%	105%	(4)%	102%	108%	(6)%
Heating degree days	100%	200%	(100)%	105%	73%	32%
Number of metered customers at end of period:
Residential	2,480,292	2,420,855	2%	2,480,292	2,420,855	2%
Total	2,800,548	2,735,018	2%	2,800,548	2,735,018	2%

(1)Includes Utility natural gas, fuel and purchased power.

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2021 vs 2020	Nine Months Ended September 30, 2021 vs 2020
	(in millions)
Revenues less Cost of revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers, partially offset in operation and maintenance	$29	$224
Bond Companies, offset in other line items	22	41
Impacts on usage from COVID-19	20	30
Customer growth	9	25
Bond Companies equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	3	7
Miscellaneous revenues, primarily related right-of-way revenue, service connections, and off-system sales	7	6
Impacts from increased peak demand in 2020, collected in rates in 2021	—	6
Energy efficiency and pass-through offset in operation and maintenance	(3)	—
Refund of protected and unprotected EDIT, offset in income tax expense	—	(12)
Weather, efficiency improvements and other usage impacts, excluding impacts of COVID-19	(33)	(52)
Customer rates and impact of the change in rate design	5	(86)
Total	$59	$189
Operation and maintenance
Support services	$6	$11
Labor and benefits	7	6
Energy efficiency and pass-through offset in revenues	2	(1)
Bond Companies, offset in other line items	(1)	(1)
Contract services	(1)	(2)
All other operation and maintenance expense, including materials and supplies and insurance	(8)	(8)
Transmission costs billed by transmission providers, offset in revenues less cost of revenues	(23)	(68)
Total	$(18)	$(63)
Depreciation and amortization
Bond Companies, offset in other line items	$(23)	$(45)
Ongoing additions to plant-in-service	(11)	(27)
Total	$(34)	$(72)
Taxes other than income taxes
Franchise fees and other taxes	$(2)	$—
Incremental capital projects placed in service	1	(1)
Total	$(1)	$(1)
Goodwill Impairment
Indiana Electric goodwill impairment charge in 2020	$—	$185
Total	$—	$185
Interest expense and other finance charges
Bond Companies, offset in other line items	$2	$6
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures	(4)	(12)
Total	$(2)	$(6)
Other income (expense), net
Reduction to non-service benefit cost	$3	$8
Investments in CenterPoint Energy Money Pool interest income	—	(1)
Bond Companies interest income, offset in other line items	—	(1)
Total	$3	$6

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 13 to the Interim Condensed Financial Statements.

Natural Gas (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas' Business,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$619	$564	$55	$3,022	$2,529	$493
Cost of revenues (1)	173	131	(42)	1,289	888	(401)
Revenues less Cost of revenues	446	433	13	1,733	1,641	92
Expenses:
Operation and maintenance	231	240	9	733	744	11
Depreciation and amortization	129	115	(14)	374	339	(35)
Taxes other than income taxes	53	53	—	184	176	(8)
Total expenses	413	408	(5)	1,291	1,259	(32)
Operating Income	33	25	8	442	382	60
Other Income (Expense)
Gain on sale	8	—	8	8	—	8
Interest expense and other finance charges	(34)	(36)	2	(101)	(115)	14
Other income (expense), net	(1)	1	(2)	1	(1)	2
Income (Loss) From Continuing Operations Before Income Taxes	6	(10)	16	350	266	84
Income tax expense (benefit)	1	(8)	(9)	42	37	(5)
Net Income (Loss)	$5	$(2)	$7	$308	$229	$79
Throughput (in Bcf):
Residential	17	18	(6)%	175	157	11%
Commercial and Industrial	79	84	(6)%	312	317	(2)%
Total	96	102	(6)%	487	474	3%
Weather (percentage of 10-year average for service area):
Heating degree days	39%	100%	(61)%	99%	90%	9%
Number of metered customers at end of period:
Residential	4,332,079	4,295,169	1%	4,332,079	4,295,169	1%
Commercial and Industrial	348,443	346,641	1%	348,443	346,641	1%
Total	4,680.522	4,641,810	1%	4,680,522	4,641,810	1%

(1)Includes Utility natural gas, fuel and purchased power and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2021 vs 2020	Nine Months Ended September 30, 2021 vs 2020
	(in millions)
Revenues less Cost of revenues
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	$9	$36
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	1	21
Weather and usage, excluding impacts from COVID-19	—	16
Customer growth	1	11
Gross receipts tax, offset in taxes other than income taxes	1	9
Impacts of COVID-19, including usage and other miscellaneous charges	5	8
Energy efficiency, offset in operation and maintenance	(2)	(1)
Refund of protected and unprotected EDIT, offset in income tax expense	(2)	(8)
Total	$13	$92
Operation and maintenance
Support services and miscellaneous operations and maintenance expenses	$12	$17
Contract services	—	3
Merger related expenses, primarily severance and technology	—	2
Energy efficiency, offset in revenues less cost of revenues	2	1
Labor and benefits	(5)	(12)
Total	$9	$11
Depreciation and amortization
Incremental capital projects placed in service	$(14)	$(35)
Total	$(14)	$(35)
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues	$(1)	$(9)
Incremental capital projects placed in service	1	1
Total	$—	$(8)
Gain on Sale
Net gain on sale of MES	$8	$8
Total	$8	$8
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures	$2	$14
Total	$2	$14
Other income (expense), net
Money pool investments with CenterPoint Energy interest income	$1	$4
Increase to non-service benefit cost	(3)	(2)
Total	$(2)	$2

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 13 to the Interim Condensed Financial Statements.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its reportable segment. Houston Electric consists of a single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$794	$770	$24	$2,159	$2,038	$121
Bond Companies	80	58	22	185	144	41
Total revenues	874	828	46	2,344	2,182	162
Expenses:
Operation and maintenance, excluding Bond Companies	394	380	(14)	1,154	1,100	(54)
Depreciation and amortization, excluding Bond Companies	108	100	(8)	320	300	(20)
Taxes other than income taxes	64	64	—	192	192	—
Bond Companies	76	52	(24)	169	124	(45)
Total expenses	642	596	(46)	1,835	1,716	(119)
Operating Income	232	232	—	509	466	43
Other Income (Expense)
Interest expense and other finance charges	(46)	(43)	(3)	(138)	(127)	(11)
Interest expense on Securitization Bonds	(5)	(7)	2	(16)	(22)	6
Other income, net	4	1	3	12	7	5
Income from Continuing Operations Before Income Taxes	185	183	2	367	324	43
Income tax expense	34	26	(8)	60	47	(13)
Net Income	$151	$157	$(6)	$307	$277	$30
Throughput (in GWh):
Residential	10,723	11,237	(5)%	24,448	25,028	(2)%
Total	29,318	28,031	5%	74,453	71,293	4%
Weather (percentage of 10-year average for service area):
Cooling degree days	101%	106%	(5)%	103%	109%	(6)%
Heating degree days	—%	—%	—%	105%	68%	37%
Number of metered customers at end of period:
Residential	2,345,920	2,291,038	2%	2,345,920	2,291,038	2%
Total	2,646,955	2,586,093	2%	2,646,955	2,586,093	2%

The following table provides variance explanations by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2021 vs 2020	Nine Months Ended September 30, 2021 vs 2020
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	$29	$224
Bond Companies, offset in other line items	22	41
Customer growth	9	25
Impacts on usage from COVID-19	15	20
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	3	7
Impacts from increased peak demand in 2020, collected in rates in 2021	—	6
Energy efficiency, offset in operation and maintenance	(2)	—
Miscellaneous revenues, primarily related to right-of-way revenues, and service connections	1	(2)
Refund of protected and unprotected EDIT, offset in income tax expense	—	(12)
Weather impacts and other usage	(31)	(47)
Customer rates and impact of the change in rate design	—	(100)
Total	$46	$162
Operation and maintenance, excluding Bond Companies
Support services	$3	$8
Labor and benefits	9	8
Contract services	1	2
Energy efficiency, offset in revenues	2	—
Other operation and maintenance expense	(6)	(4)
Transmission costs billed by transmission providers, offset in revenues	(23)	(68)
Total	$(14)	$(54)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(8)	$(20)
Total	$(8)	$(20)
Taxes other than income taxes
Franchise fees and other taxes	$2	$4
Incremental capital projects placed in service	(2)	(4)
Total	$—	$—
Bond Companies expense
Operations and maintenance and depreciation expense, offset in other line items	$(24)	$(45)
	$(24)	$(45)
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures	$(3)	$(11)
Total	$(3)	$(11)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in other line items	$2	$6
Total	$2	$6
Other income (expense), net
Reduction to non-service benefit cost	$3	$7
Investments in CenterPoint Energy Money Pool interest income	—	(1)
Bond Companies interest income, offset in other line items	—	(1)
Total	$3	$5

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas’ Business,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses and/or CenterPoint Energy’s Interests in Enable Midstream Partners, LP” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$487	$426	$61	$2,238	$1,920	$318
Cost of revenues (1)	161	108	(53)	978	730	(248)
Revenues less Cost of revenues	326	318	8	1,260	1,190	70
Expenses:
Operation and maintenance	187	186	(1)	579	574	(5)
Depreciation and amortization	82	78	(4)	242	226	(16)
Taxes other than income taxes	41	40	(1)	141	134	(7)
Total expenses	310	304	(6)	962	934	(28)
Operating Income	16	14	2	298	256	42
Other Income (Expense)
Gain on sale	11	—	11	11	—	11
Interest expense and other finance charges	(24)	(28)	4	(73)	(87)	14
Other income (expense), net	(3)	(1)	(2)	(3)	(5)	2
Income (Loss) From Continuing Operations Before Income Taxes	—	(15)	15	233	164	69
Income tax expense (benefit)	1	(9)	(10)	25	22	(3)
Income (Loss) From Continuing Operations	(1)	(6)	5	208	142	66
Income (Loss) From Discontinued Operations (net of tax expense (benefit) of $1 and ($2), respectively)	—	2	(2)	—	(66)	66
Net Income (Loss)	$(1)	$(4)	$3	$208	$76	$132
Throughput (in Bcf):
Residential	13	14	(7)%	127	110	15%
Commercial and Industrial	51	48	6%	192	189	2%
Total	64	62	3%	319	299	7%
Weather (percentage of 10-year average for service area):
Heating degree days	40%	100%	(60)%	101%	90%	11%
Number of metered customers at end of period:
Residential	3,359,891	3,329,032	1%	3,359,891	3,329,032	1%
Commercial and Industrial	260,145	258,660	1%	260,145	258,660	1%
Total	3,620,036	3,587,692	1%	3,620,036	3,587,692	1%

(1)Includes Utility natural gas and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2021 vs 2020	Nine Months Ended September 30, 2021 vs 2020
	(in millions)
Revenues less Cost of revenues
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	$4	$19
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	(1)	16
Weather and usage, excluding impacts from COVID-19	(1)	15
Gross receipts tax, offset in taxes other than income taxes	2	10
Customer growth	1	8
Impacts on usage from COVID-19	6	7
Energy efficiency, offset in operation and maintenance	(2)	2
Refund of protected and unprotected EDIT, offset in income tax expense	(1)	(7)
Total	$8	$70
Operation and maintenance
Contract services	$2	$6
Merger related expenses, primarily severance and technology	—	4
Energy efficiency, offset in revenues less cost of revenues	2	(2)
Labor and benefits	—	(5)
Support services and miscellaneous operations and maintenance expenses	(5)	(8)
Total	$(1)	$(5)
Depreciation and amortization
Incremental capital projects placed in service	$(4)	$(16)
Total	$(4)	$(16)
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues	$(2)	$(10)
Incremental capital projects placed in service	1	3
Total	$(1)	$(7)
Gain on Sale
Net gain on sale of MES	$11	$11
Total	$11	$11
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures	$4	$14
Total	$4	$14
Other income (expense), net
Money pool investments with CenterPoint Energy interest income	$2	$5
Increase to non-service benefit cost	(4)	(3)
Total	$(2)	$2

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K, in Item 1A of Part II of this combined Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$(551)	$497	$(1,466)	$1,439	$552	$646
Investing activities	(2,104)	(1,104)	(534)	(683)	(283)	(339)
Financing activities	2,644	576	1,999	(819)	(316)	(307)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$2,044	$138	$52
Changes in working capital	3	(7)	(107)
Increase in regulatory assets (1)	(2,228)	(195)	(1,999)
Change in equity in earnings of unconsolidated affiliates (2)	(1,757)	—	—
Change in distributions from unconsolidated affiliates (2) (3)	7	—	—
Higher pension contribution	25	—	—
Other	(84)	9	(58)
	$(1,990)	$(55)	$(2,112)

(1)The increase in regulatory assets is primarily due to the incurred natural gas costs associated with the February 2021 Winter Storm Event. See Note 6 to the Interim Condensed Financial Statements for more information on the February 2021 Winter Storm Event.
(2)In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. For further information, see Notes 3 and 9 to the Interim Condensed Financial Statements.
(3)This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Capital expenditures	$(259)	$(358)	$53
Net change in notes receivable from affiliated companies	—	(456)	9
Change in distributions from Enable in excess of cumulative earnings (1)	(46)	—	—
Proceeds from divestitures	(1,114)	—	(264)
Other	(2)	(7)	7
	$(1,421)	$(821)	$(195)

(1)In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. For further information, see Notes 3 and 9 to the Interim Condensed Financial Statements.

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$1,653	$—	$308
Decreased proceeds from issuances of preferred stock	(723)	—	—
Decreased proceeds from issuances of common stock	(672)	—	—
Net changes in long-term debt outstanding, excluding commercial paper	3,264	417	1,699
Net changes in debt issuance costs	(34)	(9)	(10)
Net changes in short-term borrowings	(64)	(5)	(58)
Decreased payment of Common Stock dividends	31	—	—
Decreased payment of preferred stock dividends	8	—	—
Net change in notes payable from affiliated companies	—	32	—
Dividend to parent	—	457	80
Capital contribution to parent associated with the sale of CES	—	—	286
Other	—	—	1
	$3,463	$892	$2,306

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock and Common Stock, interest payments on debt, cash payment to OGE associated with the Enable Merger Agreement further discussed in Note 9 to the Interim Condensed Financial Statements, and cash payment expected to be made at the closing of the sale of the Arkansas and Oklahoma Natural Gas businesses that will be passed through to the Arkansas customers as further discussed in Note 3 of the Interim Condensed Financial Statements, the Registrants’ principal anticipated cash requirements for the remaining three months of 2021 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$1,087	$493	$369
Scheduled principal payments on Securitization Bonds	73	73	—
Minimum contributions to pension plans and other post-retirement plans	5	—	1

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

As a result of the February 2021 Winter Storm Event, from February 12, 2021 to February 22, 2021, management estimates CenterPoint Energy spent approximately an incremental $2.1 billion more on natural gas supplies (inclusive of an incremental $2.0 billion more spent by CERC on natural gas supplies). These amounts are estimates as of September 30, 2021 and remain subject to final settlement. While CenterPoint Energy and CERC will seek to recover the increased costs from its customers (although timing of recovery is uncertain), in the interim, CERC has issued additional external debt financing and used internally generated cash from operations to pay for such natural gas working capital. For further details, see Note 12 to the Interim Condensed Financial Statements. The proceeds from the debt financing, along with existing sources of liquidity, provided CERC with sufficient capital to address the settlement of natural gas purchases, including the associated upstream supply charges, at the end of March 2021. Any additional external debt financing and/or partial or delayed recovery may negatively impact CenterPoint Energy’s or CERC’s credit metrics, and may lead to a downgrade of CenterPoint Energy’s or CERC’s credit rating.

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

Capital Expenditures for Climate-Related Projects. On September 23, 2021, CenterPoint Energy announced its capital expenditure plan for the next 10 years. As part of its 10-year plan to spend over $40 billion on capital expenditures, it anticipates spending over $3 billion in clean energy investments and enablement, which may be used to support, among other things, renewable generation and electric vehicle expansion.

The Registrants expect that anticipated cash needs for the remaining three months of 2021 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans or common stock, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper, with respect to CenterPoint Energy, distributions from Enable until the closing of the Enable Merger which is expected in 2021, including any proceeds therefrom, distributions from Energy Transfer or proceeds from dispositions of Energy Transfer common units or Energy Transfer Series G Preferred Units after the expected closing of the Enable Merger, and, with respect to CERC, proceeds from any potential asset sales, including the announced sale of our Natural Gas businesses in Arkansas and Oklahoma, which is expected to close by the end of 2021, subject to the satisfaction of customary closing conditions, including final orders from the APSC and OCC approving the transaction. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms. For further information about the Enable Merger and the announced sale of our Arkansas and Oklahoma Natural Gas businesses, see Notes 3 and 9, respectively, to the Interim Condensed Financial Statements.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 12 and guarantees as discussed in Note 14(b) to the Interim Condensed Financial Statements, we have no off-balance sheet arrangements.

Regulatory Matters

COVID-19 Regulatory Matters

For information about COVID-19 regulatory matters, see Note 6 to the Interim Condensed Financial Statements.

February 2021 Winter Storm Event

For information about the February 2021 Winter Storm Event, see Note 6 to the Interim Condensed Financial Statements. The table below presents the estimated incremental natural gas costs included in regulatory assets as of September 30, 2021 by state as a result of the February 2021 Winter Storm Event and CenterPoint Energy’s and CERC’s requested recovery status as of October 2021:

State	Recovery Status	Legislative Activity	Estimated Incremental Gas Cost (in millions)
Arkansas	Filed application on April 16, 2021 to recover over a five-year period beginning May 1, 2021. On April 28, 2021, APSC approved CERC to begin recovery effective May 2021 at a customer deposit interest rate of 0.8% over a five year period, subject to a true-up after APSC determines appropriate allocation, length of recovery, and carrying charge. The September 2021 hearing was waived.	A securitization bill has been signed by the Arkansas governor that allows for an alternate recovery period longer than the proposed recovery mechanism.	$329

State	Recovery Status	Legislative Activity	Estimated Incremental Gas Cost (in millions)
Louisiana	Filed application on April 16, 2021 for North Louisiana to recover over a three-year period beginning May 1, 2021. LPSC approved on April 22, 2021.	None.	72
Minnesota	Filed application on March 15, 2021 requesting to recover over a two-year period beginning May 1, 2021. Modified request and worked with other utilities to propose common definition of extraordinary gas costs to be recovered over a 27-month period starting September 1, 2021 using volumetric, seasonally adjusted, and stepped surcharge rates. MPUC issued order approving modified cost recovery subject to a prudence review. The prudence review schedule has testimonies being filed by parties October 2021 through February 2022, a hearing scheduled in February 2022, an administrative law judge report in May 2022 and MPUC final order issued by August 2022.	None.	405
Mississippi	Recovery began in September 2021 through normal gas cost recovery.	None.	3
Oklahoma
Filed application on February 25, 2021 to defer incremental gas costs and OCC approved on July 1, 2021. Securitization application was filed on May 17, 2021. Responsive testimony was filed by Public Utility Division staff on October 18, 2021 which recommended OCC issue a financing order to securitize the extraordinary gas costs and reject CERC’s request to calculate carrying costs using the long-term cost of debt. The Attorney General filed a statement of position on October 22, 2021. The procedural schedule calls for rebuttal testimony to be filed November 15, 2021, a hearing on the merits on December 1, 2021 and order issued by February 25, 2022.
		A securitization bill has passed in the Oklahoma legislature.	79
Texas
Cost currently deferred to a regulatory asset. Securitization application was filed on July 30, 2021. Intervenor and staff testimony was received in September and October and CERC filed rebuttal testimony on October 25, 2021. A joint notice of settlement was filed by the Texas utilities that are requesting securitization, intervenors, and Railroad Commission staff on October 29, 2021. The settlement resolves all contested issues and includes an agreement by all signatories that the costs incurred by the utilities to purchase natural gas volumes during February 2021 are reasonable and necessary and were prudently incurred. As part of the settlement, CERC agreed to limit the interim carrying cost rate to its actual interim financing rate of 0.7%. A merits hearing was held on November 2, 2021. The RRC is expected to make a final decision of the regulatory asset amount on November 10, 2021.
		A securitization bill has been signed by the Texas governor which authorizes the Railroad Commission to use securitization financing and issuance of customer rate relief bonds for recovery of extraordinary gas costs.	1,082
		Total CERC	$1,970
Indiana North	Recovery began September 2021 with 50% of the February 2021 variance recovered evenly over the 12‐month period September 2021 to August 2022, with the remainder of the variance recovered through a volumetric per‐therm allocation over the same 12-month period.	None.	91

State	Recovery Status	Legislative Activity	Estimated Incremental Gas Cost (in millions)
Indiana South	IURC issued order July 28, 2021. Recovery began August 2021 with 50% of the February 2021 variance recovered evenly over the 12‐month period August 2021 to July 2022, with the remainder of the variance recovered through a volumetric per‐therm allocation over the same 12-month period.	None.	16
		Total CenterPoint Energy	$2,077

Indiana Electric CPCN (CenterPoint Energy)

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Under the agreement, Capital Dynamics, with its partner Tenaska, will build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, which is projected to be at the end of 2023, and subject to approval by the IURC, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the project. Indiana Electric is also seeking approval for a 100 MW solar PPA in Warrick County, Indiana. The request accounts for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. A hearing was conducted on June 21, 2021. On October 27, 2021, the IURC issued an order approving the CPCN and authorizing Indiana Electric to enter into the PPA; however, the IURC denied the request to preemptively offset imputed debt in the PPA cost.

On June 17, 2021 Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. Indiana Electric has also requested depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. A hearing is currently scheduled for January 26 through 31, 2022. The estimated $323 million turbine facility would be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. Construction of the turbines will begin following receipt of approval by the IURC, which is anticipated in the second half of 2022. The turbines are targeted to be operational in 2024. Subject to IURC approval, recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MWs of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MWs of solar power, under a 20-year PPA, from Origis Energy, which is developing a solar project in Knox County, Indiana. Subject to necessary approvals, both solar arrays are expected to be in service by 2023.

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

Subsidiary Restructuring

In July 2021, Indiana North and SIGECO filed petitions with the IURC for the approval of a new financial services agreement and the confirmation of Indiana North’s financing authority. VEDO filed a similar application with the PUCO in September 2021. CenterPoint Energy is evaluating the transfer of Indiana North and VEDO from VUHI to CERC in order to better align its organizational structure with management and financial reporting. As a part of the restructuring, VUHI may approach certain of its debt holders with an offer to exchange existing VUHI debt for CERC debt. The applications request confirmation of approval to reissue existing debt of Indiana North and VEDO to CERC, to continue to amortize existing issuance expenses and discounts, and to treat any potential exchange fees as discounts to be amortized over the life of the debt. If CenterPoint Energy moves forward with the restructuring, including any VUHI debt exchanges, it is expected to be completed in the first half of 2022.

Indiana South Base Rate Case (CenterPoint Energy)

On October 30, 2020, and as subsequently amended, Indiana South filed its base rate case with the IURC seeking approval for a revenue increase of approximately $29 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana South’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 5.99% on total rate base of approximately $469 million. Indiana South has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in October 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. On April 23, 2021, a Stipulation and Settlement Agreement was filed resolving all issues in the case. The settlement recommended a revenue increase of $21 million based on a 9.7% ROE and an overall after-tax rate of return of 5.78% on total rate base of approximately $469 million. A settlement hearing was held on June 24, 2021. On October 6, 2021, the IURC issued an order approving the settlement. Phase one rates, reflecting actual plant-in-service and cost of capital through June 2021, became effective in October 2021 and phase two rates, reflecting actual plant-in-service and cost of capital through December 2021 with certain adjustments, will become effective in March 2022.

Indiana North Base Rate Case (CenterPoint Energy)

On December 18, 2020, Indiana North filed its base rate case with the IURC seeking approval for a revenue increase of approximately $21 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana North’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 6.32% on total rate base of approximately $1,611 million. Indiana North has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested and proposes to implement rates in two phases. The first phase of rate implementation will occur as of the date of an order in this proceeding, expected in October 2021, and the second phase of rate implementation will occur at the completion of the test year, as of December 31, 2021. On June 25, 2021, a Stipulation and Settlement Agreement was filed resolving all issues in the case. The settlement recommended a revenue decrease of $6 million based on a 9.8% ROE and an overall after-tax rate of return of 6.16% on total rate base of approximately $1,611 million. A settlement hearing was held August 6, 2021. Under Indiana statutory requirements, the IURC has a minimum of 300 days and maximum of 360 days from the date of the filing of Indiana North’s case-in-chief to issue an order.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a CCN application with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. Depending on the route ultimately approved by the PUCT, the estimated capital cost of the transmission line project ranges from approximately $23 million to $71 million. The actual capital costs of the project will depend on actual land acquisition costs, construction costs, and other factors in addition to route selection. In January 2021, Houston Electric executed a Standard Generation Interconnection Agreement for the Space City Solar Generation facility with EDF Renewables, which also provided security for the transmission line project in the form of a $23 million letter of credit, the amount of which is subject to change depending on the route approved. A hearing at the PUCT was held on June 28, 2021. On September 1, 2021, the administrative law judge issued a proposal for decision recommending a route that costs $25 million. The PUCT will consider the proposal for decision at the November 18, 2021 open meeting. The PUCT is required to issue its final decision on the transmission line project no later than December 2021. Subject to PUCT approval, Houston Electric expects to complete construction and energization of the transmission line by June 2022.

Texas Legislation (CenterPoint Energy and Houston Electric)

In addition to the legislative activity discussed above, the Texas legislature enacted the following in 2021:
•Senate Bill 2 reforms the ERCOT board to be comprised of a total of eleven directors: three ex officio representatives, and eight members who are unaffiliated with any market participants. The three ex officio directors—the ERCOT CEO, the Public Counsel of the Office of Public Utility Counsel, and the PUCT Chair—serve on the board by virtue of their official position for as long as they hold that position. Two members are non-voting directors: the ERCOT CEO and the PUCT Chair. The other nine members are voting directors. On October 11, 2021, the PUCT announced the first two selected directors of the ERCOT board, Mr. Paul Foster and Mr. Carlos Aguilar, and simultaneously designated Mr. Foster as the Chair of the ERCOT board. As a result of these selections, the ERCOT board is now constituted in accordance with Senate Bill 2 and is authorized to serve as ERCOT’s governing body. On November 1, 2021, the PUCT announced the selection of three additional directors of the ERCOT board, Mr. William Flores, Ms. Elaine Mendoza and Mr. Zin Smati, and simultaneously designated Mr. Flores as the Vice Chair of the ERCOT board. The remaining three directors of the ERCOT board are expected to be named in the coming months.
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

Houston Electric continues to review the effects of the legislation, and is working with the PUCT regarding proposed rulemakings and pursuing implementation of these items where applicable. For example, Houston Electric secured, on a temporary short-term basis, a lease of 135 MWs of mobile generation to address major weather events like Hurricane Nicholas and deployed some of the equipment during the restoration process. Houston Electric is further evaluating a longer-term mobile generation solution that could include the lease of incremental MWs to increase the resiliency for customers during future major weather events.

Minnesota Base Rate Cases (CenterPoint Energy and CERC)

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

On November 1, 2021, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $67 million with a projected test year ended December 31, 2022. The revenue increase is based upon a requested ROE of 10.2% and an overall rate of return of 7.06% on a total rate base of approximately $1.8 billion. CERC requested that an interim rate increase of approximately $52 million be implemented January 1, 2022 while the rate case is litigated. An alternative request was also filed on November 1, 2021. If the alternative request is approved, a final rate increase of $40 million would be implemented in the rate case on January 1, 2022. The alternative proposal includes an increase in rates for plant investment only using the overall rate of return approved in the prior rate case, an asymmetrical capital true-up, extension of the recovery of gas costs incurred to serve customers in February 2021 from the current 27 month mechanism to 63 months, an income tax rider, continuation of the existing property tax rider and continued deferral of COVID-19 incremental costs along with additional adjustments.

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

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
EECRF	22	June 2021	March 2022	November 2021
The requested $63 million is comprised of the following: 2022 Program and Evaluation, Measurement and Verification costs of $38 million, 2020 under-recovery of $3 million including interest, and 2020 earned bonus of $22 million. A settlement was filed in September 2021 reducing the amount requested by $315 thousand and recommending 2022 Program and Evaluation, Measurement and Verification costs of $38 million, 2020 under-recovery of $3 million including interest, and 2020 earned bonus of $22 million.

TCOS	9	March 2021	April 2021	April 2021	Based on net change in invested capital of $80 million.
TCOS	19	August 2021	October 2021	October 2021	Based on net change of invested capital of $166 million.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Arkansas (APSC)
FRP	(10)	April 2021	October 2021	September 2021	Based on ROE of 9.50% with 50 basis point (+/-) earnings band. Revenue decrease of $10.4 million based on prior test year true-up earned return on equity of 11.53%. The initial term of Rider FRP was terminated in September 2021. A petition for rehearing was filed on October 8, 2021. On October 14, 2021, as part of the settlement filed in the asset sale docket, CERC filed a motion to hold the petition for rehearing in abeyance pending closing of the asset sale. The APSC issued an order on October 15, 2021 granting the motion. Additionally, a request to extend the Rider FRP term for an additional five years was filed on May 5, 2021. On October 19, 2021, as part of the settlement filed in the asset sale docket, CERC filed a motion to hold this proceeding in abeyance and the APSC granted the motion on October 21, 2021.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	28	March 2021	June 2021	June 2021	Based on net change in invested capital of $197 million.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP (1)	7	September 2021	TBD	TBD	Based on authorized ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana decrease, with certain non-recurring true-up adjustments outside the earnings band, is a decrease of $1 million based on a test year ended June 2021 and adjusted earned ROE of 14.8%. The South Louisiana increase, with certain non-recurring true-up adjustments outside the earnings band, is an increase of $8 million based on a test year ended June 2021 and adjusted earned ROE of 1.7%. Per the 2020 RSP order, a request to extend the RSP for an additional three year term was filed in July 2021.
CenterPoint Energy and CERC - Minnesota (MPUC)
Rate Case (1)	67	November 2021	TBD	TBD	See discussion above under Minnesota Base Rate Case.
Decoupling	N/A	September 2021	September 2021	TBD	Represents under-recovery of approximately $19 million recorded for and during the period July 1, 2020 through June 30, 2021, including an approximately $5 million adjustment related to the implementation of final rates from the general rate case filed in 2019.
Decoupling	N/A	September 2020	September 2020	March 2021	Represents under-recovery of approximately $2 million recorded for and during the period July 1, 2019 through June 30, 2020, including approximately $1 million related to the period July 1, 2018 through June 30, 2019.
Rate Case	39	October 2019	June 2021	March 2021	See discussion above under Minnesota Base Rate Case.
CIP Financial Incentive	10	May 2021	December 2021	October 2021	CIP Financial Incentive based on 2020 activity.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	3	April 2021	September 2021	September 2021	Based on ROE of 9.81% with 100 basis point (+/-) earnings band. Revenue increase of approximately $3 million based on 2020 test year adjusted earned ROE of 7.49%.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC	(1)	March 2021	August 2021	August 2021	Based on ROE of 10% with 50 basis point (+/-) earnings band. Revenue credit of approximately $1 million based on 2020 test year adjusted earned ROE of 12.42%. A settlement was filed in June 2021 with a hearing held on July 1, 2021. OCC approved revenue credit of approximately $1 million on August 6, 2021.
CenterPoint Energy - Indiana South - Gas (IURC)
Rate Case	21	October 2020	October 2021	October 2021	See discussion above under Indiana South Base Rate Case.
CSIA	(1)	April 2021	July 2021	July 2021	Requested an increase of $11 million to rate base, which reflects a $(1 million) annual decrease in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of less than $1 million annually.
CenterPoint Energy - Indiana North - Gas (IURC)
Rate Case (1)	21	December 2020	TBD	TBD	See discussion above under Indiana North Base Rate Case.
CSIA	5	April 2021	July 2021	July 2021	Requested an increase of $37 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $6 million annually.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Ohio (PUCO)
DRR	9	April 2021	September 2021	September 2021	Requested an increase of $71 million to rate base for investments made in 2020, which reflects a $9 million annual increase in current revenues. A change in (over)/under-recovery variance of $5 million annually is also included in rates.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC	3	February 2021	May 2021	May 2021
Requested an increase of $28 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.

CECA	8	February 2021	June 2021	May 2021	Reflects an $8 million annual increase in current revenues through a non-traditional rate making approach related to a 50 MW universal solar array placed in service in January 2021.
ECA	2	May 2021	September 2021	September 2021	Requested an increase of $39 million to rate base, which reflects a $2 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also included a change in (over)/under-recovery variance of less than $1 million annually.
TDSIC (1)	3	August 2021	TBD	TBD	Requested an increase of $35 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit. At the EPA’s request, the D.C. Circuit withheld the portion of its mandate that would effectuate the reinstatement of the CPP rule until the EPA responds to the court’s decision with a rulemaking; this means that the CPP rule will not take effect during the pendency of the EPA’s rulemaking process. As of September 1, 2021, which is the date of the EPA’s latest court filing in the ACE rule litigation, the EPA is still in the process of developing a new rule to replace the CPP and ACE rules; however, on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states that seek review of the lower court’s decision vacating the ACE rule.

Various states and industry parties have filed petitions for a writ of certiorari with the U.S. Supreme Court seeking review of the circuit court decision vacating the ACE rule; however, the Biden administration has indicated it will not appeal the ACE decision and does not intend to seek reinstatement of the CPP. CenterPoint Energy is currently unable to predict what a new replacement rule would require. President Biden has also signed an executive order requiring agencies to review environmental actions taken by the Trump administration, and the Biden administration has issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule.

The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and has indicated an intent to lead negotiations at the next global climate conference in Glasgow, Scotland. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. Reentry into the Paris Agreement, any revised climate commitments coming out of Glasgow, and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035. In September 2021, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035 as well as a goal to reduce Scope

3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and exclude emissions related to purchased power between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 estimates do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the Biden administration to further reduce GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. In addition, the EPA has indicated that it intends to implement new regulations targeting reductions in methane emissions, which are likely to increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s new net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives to eliminate natural gas use in buildings and focus on electrification. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

Compliance costs and other effects associated with climate change, reductions in GHG emissions and obtaining renewable energy sources remain uncertain. Although the amount of compliance costs remains uncertain, any new regulation or legislation relating to climate change will likely result in an increase in compliance costs. While the requirements of a federal or state rule remain uncertain, CenterPoint Energy will continue to monitor regulatory activity regarding GHG emission standards that may affect its business. Currently, CenterPoint Energy does not purchase carbon credits. In connection with its net zero emissions goals, CenterPoint Energy is expected to purchase carbon credits in the future; however, CenterPoint Energy does not currently expect the number of credits, or cost for those credits, to be material.

Climate Change Trends and Uncertainties

As a result of increased awareness regarding climate change, coupled with adverse economic conditions, availability of alternative energy sources, including private solar, microturbines, fuel cells, energy-efficient buildings and energy storage devices, and new regulations restricting emissions, including potential regulations of methane emissions, some consumers and companies may use less energy, meet their own energy needs through alternative energy sources or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for the Registrants’ services. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of the Registrants’ systems and services, which may result in, among other things, Indiana Electric’s generating facilities becoming less competitive and economical. Further, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels have had significant impacts on CenterPoint Energy’s electric generation and natural gas businesses. For example, because Indiana Electric’s current generating facilities substantially rely on coal for their operations, certain financial institutions choose not to participate in CenterPoint Energy’s financing arrangements. Conversely, demand for the Registrants’ services may increase as a result of customer changes in response to climate change. For example, as the utilization of electric vehicles increases, demand for electricity may increase, resulting in increased usage of CenterPoint Energy’s systems and services. Any negative opinions with respect to CenterPoint Energy’s environmental practices or its ability to meet the challenges posed by climate change formed by regulators, customers, investors or legislators could harm its reputation.

To address these developments, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035. In June of 2020, Indiana Electric identified a preferred generation resource in its most recent IRP submitted to the IURC that aligns with its new net zero emission goals and includes the replacement of 730 MWs of coal-fired generation facilities with a significant portion comprised of renewables, including solar and wind, supported by dispatchable natural gas combustion turbines, including a pipeline to serve such natural gas generation, as well as storage. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in clean energy investments and enablement, which may be used to support, among other things, renewable generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its newly adopted net zero emissions goals support global efforts to reduce the impacts of climate change.

To the extent climate changes result in warmer temperatures in the Registrants’ or Enable’s service territories, financial results from the Registrants’ businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s Natural Gas could be adversely affected through lower natural gas sales and Enable’s natural gas gathering, processing and transportation and crude oil gathering businesses could experience lower revenues. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity used for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and flooding, including such storms as the February 2021 Winter Storm Event. Since many of the Registrants’ facilities are located along or near the Texas Gulf Coast, increased or more severe hurricanes or tornadoes could increase costs to repair damaged facilities and restore service to customers. CenterPoint Energy’s recently announced 10-year capital plan includes capital expenditures to maintain reliability and safety and increase resiliency of its systems as climate change may result in more frequent significant weather events. Houston Electric does not own or operate any electric generation facilities other than, since September 2021, leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event. Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. To the extent adverse weather conditions affect the Registrants’ suppliers, results from their energy delivery businesses may suffer. For example, in Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market and also caused a reduction in available natural gas capacity. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events continues, it may impact our ability to secure cost-efficient insurance.

Other Matters

Credit Facilities

The Registrants may draw on their respective revolving credit facilities from time to time to provide funds used for general corporate and limited liability company purposes, including to backstop CenterPoint Energy’s and CERC’s commercial paper programs. The facilities may also be utilized to obtain letters of credit. For further details related to the Registrants’ revolving credit facilities, see Note 12 to the Interim Condensed Financial Statements.

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4 billion as of September 30, 2021. As of October 21, 2021, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of October 21, 2021
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$1,164	0.18%	February 4, 2024
CenterPoint Energy (1)	400	—	—	265	0.17%	February 4, 2024
Houston Electric	300	—	—	—	—%	February 4, 2024
CERC	900	—	—	715	0.17%	February 4, 2024
Total	$4,000	$—	$11	$2,144

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

Temporary Investments

As of October 21, 2021, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of October 21, 2021:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	0.18%	$(133)	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of October 21, 2021, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of September 30, 2021, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $223 million as of September 30, 2021. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on September 30, 2021, deferred taxes of approximately $506 million would have been payable in 2021. If all the ZENS-Related Securities had been sold on September 30, 2021, capital gains taxes of approximately $165 million would have been payable in 2021 based on 2021 tax rates in effect. For additional information about ZENS, see Note 11 to the Interim Condensed Financial Statements.

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

Additionally, CenterPoint Energy’s process of evaluating and optimizing the various businesses, assets and ownership interests currently held by it included consideration of, among other things, various plans, proposals and other strategic alternatives with respect to Enable and CenterPoint Energy’s investment in Enable, which may result in the disposition of a portion or all of its ownership interest in Enable. In February 2021, CenterPoint Energy announced its support of the Enable Merger, which is expected to close in 2021, subject to customary closing conditions, including Hart-Scott-Rodino antitrust clearance. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from the Enable Merger, if completed, or from any disposition or reduction of its anticipated resulting investment in Energy Transfer. On September 21, 2021, CNP Midstream entered into a Forward Sale Agreement with an investment banking financial institution to deliver, subject to and immediately following the closing of the Enable Merger, 50 million common units of Energy Transfer expected to be received by CNP Midstream as consideration in the pending Enable Merger in exchange for the proceeds of the forward sale transaction. Additionally, CenterPoint Energy plans for a complete exit from its Midstream Investment reportable segment in 2022. There can be no assurances that any disposal of Energy Transfer common units or Energy Transfer Series G Preferred Units will be completed. Any disposal of such securities may involve significant costs and expenses, including in connection with any public offering or private placement, a significant underwriting or other discount. For information regarding the Enable Merger and the Forward Sale Agreement, see Note 9 to the Interim Condensed Financial Statements.

On August 31, 2021, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of MES to Last Mile Energy. For further information, see Note 3 to the Interim Condensed Financial Statements.

Enable Midstream Partners (CenterPoint Energy)

CenterPoint Energy receives quarterly cash distributions from Enable on its common units and Enable Series A Preferred Units. A reduction in the cash distributions CenterPoint Energy receives from Enable could significantly impact CenterPoint Energy’s liquidity. For additional information about Enable and the transactions contemplated by the Enable Merger Agreement, see Notes 3 and 9 to the Interim Condensed Financial Statements.

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
•restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and
•various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2020 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

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

During the three and nine months ended September 30, 2021, as described further in Note 3 to the Interim Condensed Financial Statements, certain assets and liabilities representing a business met the held for sale criteria. As a result, goodwill attributable to the natural gas reporting unit of $398 million and $144 million at CenterPoint Energy and CERC, respectively, was deemed attributable to assets held for sale as of September 30, 2021. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the three and nine months ended September 30, 2021. No change to the goodwill attributable to the natural gas reporting unit as of September 30, 2021 was identified.

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

CenterPoint Energy and CERC used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value of the businesses classified as held for sale. The fair value of the retained businesses within the natural gas reporting unit was estimated based on a weighted combination of income approach and market approaches, consistent with the methodology used in the 2020 and 2021 annual goodwill impairment tests. A third-party valuation specialist was utilized to determine the key assumptions used in the estimate of fair value of the retained natural gas reporting unit as of September 30, 2021. The fair value of the retained natural gas reporting unit at CenterPoint Energy and CERC significantly exceeded the carrying value of the retained businesses within that reporting unit as of September 30, 2021.

No goodwill impairment resulted from assets held for sale as of September 30, 2021, and the annual goodwill impairment test was performed in the third quarter of 2021. An interim goodwill impairment test could be triggered outside of the annual test by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, if CenterPoint Energy’s market capitalization falls below book value for an extended period of time, or events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit. Interim goodwill impairment tests were not required to be performed for any other reporting unit during the three and nine months ended September 30, 2021.

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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2021, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $4.0 billion and $2.4 billion as of September 30, 2021 and December 31, 2020, respectively. If the floating interest rates were to increase by 10% from September 30, 2021 rates, CenterPoint Energy’s combined interest expense would increase by approximately $2 million annually.

As of September 30, 2021 and December 31, 2020, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $12.6 billion and $11.1 billion, respectively, in principal amount and having a fair value of $14.0 billion and $12.9 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $359 million if interest rates were to decline by 10% from levels at September 30, 2021. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $11 million as of September 30, 2021 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at September 30, 2021. Changes in the fair value of the derivative component, a $993 million recorded liability at September 30, 2021, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2021 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the September 30, 2021 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of September 30, 2021, the recorded fair value of non-trading energy derivative assets was $32 million for CenterPoint Energy’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2021 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Item 1A.RISK FACTORS

See below the new risk factors affecting the Registrants’ businesses, in addition to those discussed in “Risk Factors” in Item 1A of Part I of the combined 2020 Form 10-K, which could materially affect the Registrants’ financial condition or future results. Except for the updates below, there have been no material changes from the risk factors disclosed in the Registrants’ combined 2020 Form 10-K.

CenterPoint Energy is subject to operational and financial risks and liabilities associated with the implementation and efforts to achieve its carbon emission reduction goals.

In September 2021, CenterPoint Energy announced its new net zero emission goals for Scope 1 and 2 emissions by 2035 and a 20-30% reduction in Scope 3 emissions by 2035. CenterPoint Energy’s analysis and plan for execution requires it to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of CenterPoint Energy’s underlying assumptions prove incorrect, its actual results and ability to achieve net zero emissions by 2035 could differ materially from its expectations. Certain of the assumptions that could impact CenterPoint Energy’s ability to meet its net zero emissions goals include, but are not limited to: emission levels, service territory size and capacity needs remaining in line with expectations (inclusive of changes related to the sale of CenterPoint Energy’s Natural Gas businesses in Arkansas and Oklahoma); regulatory approval of Indiana Electric’s generation transition plan; impacts of future environmental regulations or legislation; impact of future carbon pricing regulations or legislation, including a future carbon tax; price, availability and regulation of carbon offsets; price of fuel, such as natural gas; cost of energy generation technologies, such as wind and solar, natural gas and storage solutions; adoption of alternative energy by the public, including adoption of electric vehicles; rate of technology innovation with regards to alternative energy resources; CenterPoint Energy’s ability to implement its modernization plans for its pipelines and facilities; the ability to complete and implement generation alternatives to Indiana Electric’s coal generation and retirement dates of Indiana Electric’s coal facilities by 2035; the ability to construct and/or permit new natural gas pipelines; the ability to procure resources needed to build at a reasonable cost, the lack of scarcity of resources and labor, the lack of any project cancellations, construction delays or overruns and the ability to appropriately estimate costs of new generation; impact of any supply chain disruptions; and enhancement of energy efficiencies. Any negative opinions with respect to these goals or CenterPoint Energy’s environmental practices, including any inability to achieve, or a scaling back of these goals, formed by regulators, customers, investors or legislators could harm CenterPoint Energy’s reputation and have an adverse effect on its financial condition.

Compliance with and changes in cybersecurity requirements have a cost and operational impact on our business, and failure to comply with such laws and regulations could adversely impact our reputation, results of operations, financial condition and/or cash flows.

Cyberattacks are becoming more sophisticated, and U.S. government warnings have indicated that infrastructure assets, including pipelines and electric infrastructure, may be specifically targeted by certain groups. In the second quarter of 2021, the TSA announced two new security directives in response to a ransomware attack on the Colonial Pipeline that occurred earlier this year. These directives require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. We may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to remain in compliance with these government regulations or failure in our cybersecurity protective measures may result in enforcement actions which may have a material adverse effect on our business and operations.

While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such attacks, our cybersecurity program does not prevent all breaches or cyberattack incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems. To our knowledge, none of these intrusions or attacks have resulted in a material cybersecurity or data breach. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted attacks have advanced in sophistication and number around the world.

We depend on the secure operation of our physical assets to transport the energy we deliver and our information technology to process, transmit and store electronic information, including information and operational technology we use to safely operate our energy transportation systems. Security breaches could expose our business to a risk of loss, misuse or interruption of critical physical assets or information and functions that affect our operations, as well as potential data privacy breaches and loss of protected personal information. Such losses could result in operational impacts, damage to our assets, public or personnel safety incidents, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, litigation and a potential material adverse effect on our operations, financial position, results of operations and/or cash flows. There is no certainty that costs incurred related to securing against threats will be recovered through rates.

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

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrants have not filed as exhibits to this combined Form 10-Q certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of the Registrants and its subsidiaries on a consolidated basis. The Registrants hereby agree to furnish a copy of any such instrument to the SEC upon request.

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
		CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447		x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447		x		x
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Form of Certificate representing the 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy (included as Exhibit A to Exhibit 3.12)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.1	x
4.4	Deposit Agreement, dated as of October 1, 2018, among CenterPoint Energy and Broadridge Corporate Issuer Solutions, Inc., as Depositary, and the holders from time to time of the Depositary Receipts described therein	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.2	x
4.5	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.4)	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	4.3	x
4.6	$2,400,000,000 Amended and Restated Credit Agreement dated as of February 4, 2021 among CenterPoint Energy, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.1	x
4.7	$300,000,000 Credit Agreement dated as of February 4, 2021 among Houston Electric, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.2	x	x
4.8	$900,000,000 Credit Agreement dated as of February 4, 2021 among CERC Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.3	x		x
4.9	$400,000,000 Credit Agreement dated as of February 4, 2021 among VUHI, as Borrower, Indiana Gas, SIGECO and VEDO, as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto , Inc., as Borrower, Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.4	x
10.1	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting with Performance Goals)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(12)	x
10.2	Form of Restricted Stock Unit Award Agreement for CEO (Service-Based Vesting with Performance Goals)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(13)	x
10.3	Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.1	x
10.4	Form of Registration Rights Agreement, to be dated as of the Closing Date, by and among Energy Transfer LP and certain unitholders of Enable Midstream Partners, LP as set forth on Schedule I thereto	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.2	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10.5	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	x
10.6	First Amendment to Exhibit 10.6	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(t)(2)	x
10.7	Retention Incentive Agreement between CenterPoint Energy, Inc. and David J. Lesar, dated July 20, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	10.8	x
10.8	Separation Agreement between CenterPoint Energy, Inc. and Milton Carroll, dated July 21, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	10.9	x
10.9	Form of Restricted Stock Unit Award Agreement	CenterPoint Energy’s Form 8-K dated July 20, 2021	1-31447	10.1	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Kenneth M. Mercado					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Kenneth M. Mercado					x
†32.1.3	Section 1350 Certification of Scott E. Doyle						x
†32.2.1	Section 1350 Certification of Jason P. Wells				x
†32.2.2	Section 1350 Certification of Jason P. Wells					x
†32.2.3	Section 1350 Certification of Jason P. Wells						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: November 4, 2021