Form 10-K
period 2021-12-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2022-02-22
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No ☑
CenterPoint Energy Resources Corp.	Yes	☐	No ☑

The aggregate market values of the voting stock held by non-affiliates of the Registrants as of June 30, 2021 are as follows:

CenterPoint Energy, Inc. (using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to Securities Exchange Act of 1934 and excluding shares held by directors and executive officers)	$14,445,680,164
CenterPoint Energy Houston Electric, LLC	None
CenterPoint Energy Resources Corp.	None

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of  February 15, 2022:

CenterPoint Energy, Inc.	628,936,067	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2022 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

i

GLOSSARY
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AGC	Alcoa Generating Corporation, a subsidiary of Alcoa, Inc.
AMAs	Asset Management Agreements
AMI	Advanced Metering Infrastructure
AMS	Advanced Metering System
APSC	Arkansas Public Service Commission
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bailey to Jones Creek Project	A transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line located in the counties of Brazoria, Matagorda and Wharton
Bcf	Billion cubic feet
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
Capital Dynamics	Capital Dynamics, Inc., a Delaware corporation
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp. until its divestiture on June 1, 2020
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNG	Compressed natural gas
CNP Midstream	CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy
Code	The Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board of Directors of CenterPoint Energy
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
COVID-19 ERP	COVID-19 Electricity Relief Program
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor

GLOSSARY
DOT	U.S. Department of Transportation
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
Dth	Dekatherms
EBITDA	Earnings before income taxes, depreciation and amortization
ECA	Environmental Cost Adjustment
EDF Renewables	EDF Renewables Development, Inc.
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
Elk GP Merger Sub	Elk GP Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Elk Merger Sub	Elk Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Enable	Enable Midstream Partners, LP
Enable Common Units	Enable common units, representing limited partnership interests in Enable
Enable GP	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable
Enable Merger	The merger of Elk Merger Sub with and into Enable and the merger of Elk GP Merger Sub with and into Enable GP, in each case on the terms and subject to the conditions set forth in the Enable Merger Agreement, with Enable and Enable GP surviving as wholly-owned subsidiaries of Energy Transfer, which closed on December 2, 2021
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Systems Group	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERISA	Employee Retirement Income Security Act of 1974
ERO	Electric Reliability Organization
ESPC	Energy Savings Performance Contracting
FAC	Fuel Adjustment Clause
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 resulting in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.
FERC	Federal Energy Regulatory Commission

GLOSSARY
First Amendment	First Amendment to the Change in Control Plan, effective March 1, 2021
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K
Forward Sale Agreement	Contingent forward sale agreement for 50 million Energy Transfer Common Units, dated September 21, 2021, by and between CNP Midstream and an investment banking financial institution
FPA	Federal Power Act
FRP	Formula Rate Plan
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
HLPSA	Hazardous Liquid Pipeline Safety Act of 1979
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
HVAC	Heating, ventilation and air conditioning
IBEW	International Brotherhood of Electrical Workers
ICPA	Inter-Company Power Agreement
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	Indiana Electric, Indiana North and Indiana South, collectively
Infrastructure Services	Provided underground pipeline construction and repair services through VISCO and its wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
Internal Spin	CERC’s contribution of its equity investment in Enable to CNP Midstream (detailed in Note 11 to the consolidated financial statements)
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDC	Local Distribution Company
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
Load Shed	Curtailing the amount of electricity a TDU can transmit and distribute to its customers
LPSC	Louisiana Public Service Commission
LTIPs	Long-term incentive plans
MCRA	MISO Cost and Revenue Adjustment
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc., which closed on the Merger Date
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Date	February 1, 2019
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc. (now known as Mobile Energy Solutions, Inc.), previously a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator

GLOSSARY
MLP	Master Limited Partnership
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
Mva	Megavolt amperes
MW	Megawatts
Natural Gas	Natural gas distribution businesses
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NGPSA	Natural Gas Pipeline Safety Act of 1968
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
OPEIU	Office & Professional Employees International Union
OVEC	Ohio Valley Electric Corporation
PBRC	Performance Based Rate Change
PHMSA	Pipeline and Hazardous Materials Safety Administration
Pipes Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020
Posey Solar	Posey Solar, LLC, a Delaware limited liability company
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PPA	Power purchase agreement
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
RCRA Mechanism	Reliability Cost and Revenue Adjustment mechanism
READY	CenterPoint Energy’s serious injury and fatality prevention model. READY stands for Recognize, Evaluate, Anticipate, Define, Yes
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
v

GLOSSARY
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among VUSI, PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SOFR	Secured Overnight Financing Rate
S&P	S&P Global Ratings, a division of S&P Global Inc.
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Tenaska	Tenaska Wind Holdings, LLC
Texas RE	Texas Reliability Entity
TOB	Tariffed On Bill
TSA	Transportation Security Administration
UESC	Utility Energy Services Contract
USW	United Steelworkers Union
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
VCC	Vectren Capital Corp., a wholly-owned subsidiary of Vectren
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of the Merger Date
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, formerly a wholly-owned subsidiary of Vectren
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
VUSI	Vectren Utility Services, Inc., a wholly-owned subsidiary of Vectren
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both December 31, 2021 and 2020, consisted of AT&T Common and Charter Common
2020 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2020

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
•Dividend requirements associated with CenterPoint Energy’s Series A Preferred Stock subject it to certain risks.

Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses (CenterPoint Energy and Houston Electric)

•Rate regulation of Houston Electric’s and Indiana Electric’s businesses may delay or deny their ability to earn an expected return and fully recover their costs.
•Disruptions at power generation facilities owned by third parties or directives issued by regulatory authorities could cause interruptions in Houston Electric’s and Indiana Electric’s ability to provide transmission and distribution services and adversely affect their reputation, financial condition, results of operations and cash flows.
•Indiana Electric’s execution of its generation transition plan, including its IRP, are subject to various risks, including timely recovery of capital investments and increased costs and risks related to the timing and cost of development and/or construction of new generation facilities.
•Houston Electric and Indiana Electric, as a member of ERCOT and MISO, respectively, could be subject to higher costs for system improvements, as well as fines or other sanctions as a result of FERC mandatory reliability standards.

•Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in such payments could adversely affect Houston Electric’s financial condition, results of operations and cash flows.
•In connection with the February 2021 Winter Storm Event, there have been calls for reform of the Texas electric market, some measure of which, if implemented, could have material adverse impacts on Houston Electric.
•Houston Electric’s use of temporary mobile generation resources is subject to various risks, including related to failure to obtain and deploy sufficient mobile generation units, potential performance issues and allegations about Houston Electric’s deployment of the resources (including the planning, execution and effectiveness of the same), regulatory and environmental requirements, and timely recovery of capital.

Risk Factors Affecting Natural Gas’ Business (CenterPoint Energy and CERC)

•Rate regulation of Natural Gas may delay or deny its ability to earn an expected return and fully recover its costs.
•Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for Natural Gas’ customers.
•Natural Gas is subject to fluctuations in notional natural gas prices, which could affect the ability of its suppliers and customers to meet their obligations or may impact our operations, which could adversely affect CERC’s financial condition, results of operations and cash flows.
•A decline in CERC’s credit rating could result in CERC having to provide collateral under its shipping arrangements or to purchase natural gas, which consequently would increase its cash requirements and adversely affect its financial condition.
•Natural Gas must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on CERC’s financial condition, results of operations and cash flows.

Risk Factors Affecting Energy Systems Group’s Business (CenterPoint Energy)

•Energy Systems Group’s business has performance and warranty obligations, some of which are guaranteed by CenterPoint Energy.

Risk Factors Affecting Our Businesses

•We are subject to operational and financial risks and liabilities arising from environmental laws and regulations, including regulation of CCR and climate change legislation. We could also experience reduced demand for our services, including certain local initiatives to prohibit new natural gas service and increase electrification initiatives.
•CenterPoint Energy is subject to operational and financial risks and liabilities associated with implementation of and efforts to achieve its carbon emission reduction goals.
•Continued disruptions to the global supply chain may lead to higher prices for goods and services and impact our operations which could have a material adverse impact on our ability to execute our capital plan and on our financial condition, results of operations and cash flows.
•Our revenues and results of operations are seasonal.
•Climate change could adversely impact financial results from our businesses and result in more frequent and more severe weather events that could adversely affect our results of operations.
•Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.
•Our businesses will continue to have to adapt to technological change and may not be successful or may have to incur significant expenditures to adapt to technological change.
•We are exposed to risks related to reduction in energy consumption due to factors such as changes in customers’ perceptions from incidents of other utilities involving natural gas pipelines.

General Risk Factors Affecting Our Businesses

•Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our reputation, financial condition, results of operations and cash flows.
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

OUR BUSINESS

Overview

CenterPoint Energy is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission, distribution and generation facilities and natural gas distribution facilities and provide energy performance contracting and sustainable infrastructure services.

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

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy that owns and operates natural gas distribution facilities in several states, with operating subsidiaries that own and operate permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies.

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

Vectren performs non-utility activities through Energy Systems Group, which provides energy performance contracting and sustainable infrastructure services.

As of December 31, 2021, CenterPoint Energy’s reportable segments were Electric and Natural Gas. Houston Electric and CERC each consist of one reportable segment.

Discontinued Operations. For a discussion of discontinued operations and divestitures during 2021 and 2020, see Note 4 to the consolidated financial statements.

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

The Registrants’ principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, we make available free of charge on our Internet website:

•our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

•our Ethics and Compliance Code;

•our Supplier Code of Conduct:

•our Corporate Governance Guidelines; and

•the charters of the audit, compensation, and governance, environmental and sustainability committees of our Board of Directors.

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

Electric (CenterPoint Energy)

The Electric reportable segment is comprised of Houston Electric and Indiana Electric.

For information regarding the properties of the Electric reportable segment, please read “Properties — Electric (CenterPoint Energy and Houston Electric)” in Item 2 of this report, which information is incorporated herein by reference.

Houston Electric (CenterPoint Energy and Houston Electric)

Houston Electric is a transmission and distribution electric utility that operates wholly within the state of Texas and is a member of ERCOT. ERCOT serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market operates under the reliability standards developed by the NERC, approved by the FERC and monitored and enforced by the Texas RE. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. Houston Electric does not make direct retail or wholesale sales of electric energy or own or operate any power generation generating facilities other than leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event.

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
Bond Companies

Houston Electric has special purpose subsidiaries consisting of the Bond Companies, which it consolidates. These consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds, and conducting activities incidental thereto. The Securitization Bonds are repaid through charges imposed on customers in Houston Electric’s service territory. For further discussion of the Securitization Bonds and the outstanding balances as of December 31, 2021 and 2020, see Note 14 to the consolidated financial statements.

Customers

Houston Electric serves nearly all of the Houston/Galveston metropolitan area near the Texas gulf coast. As of December 31, 2021, Houston Electric’s customers consisted of approximately 59 REPs, which sell electricity to approximately 2.7 million metered customers in Houston Electric’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside Houston Electric’s certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the PUCT. Houston Electric does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day. For information regarding Houston Electric’s major customers, see Note 18 to the consolidated financial statements.

The table below reflects the number of metered customers in Houston Electric’s service area as of December 31, 2021:

	Residential	Commercial/ Industrial	Total Customers
Texas gulf coast	2,359,168	301,770	2,660,938

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

Indiana Electric (CenterPoint Energy)

Indiana Electric consists of SIGECO’s electric transmission and distribution services, including its power generating and wholesale power operations. As of December 31, 2021, Indiana Electric supplied electric service to the following:

	Residential	Commercial/Industrial	Total Customers
Southwestern Indiana	131,125	19,257	150,382

System Load

Total load and the related reserve margin at the time of the system summer peak on August 26, 2021, is presented below in MW, except for reserve margin at peak.

2021
Total load at peak	1,003

Generating capability	1,217
Purchase supply (effective capacity)	38
Interruptible contracts & direct load control	36
Total power supply capacity	1,291
Reserve margin at peak	29%

The winter peak load for the 2020-2021 season of approximately 742 MW occurred on February 15, 2021.

Solar

Indiana Electric’s most recently completed 50 MW solar array, which was approved by the IURC in 2018, was placed into service in early 2021 and consists of approximately 150,000 solar panels distributed across 300 acres along Indiana State Road 545 between Troy and New Boston, Indiana. Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics to build a 300 MW solar array in Posey County, Indiana. Indiana Electric received approval from the IURC on October 27, 2021. Subsequently, due to the rising costs for the project, caused in part by supply chain issues in the energy industry and the rising costs of commodities, we, along with Capital Dynamics, recently announced plans to downsize the project to approximately 200 MW. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval. Indiana Electric also received approval to purchase 100 MW of solar power in Warrick County, Indiana, under a 25-year PPA, with the related solar array expected to be completed in late 2023. Commercial operation is currently projected to begin in 2024.

Coal Purchases

Coal for coal-fired generating stations has been supplied from operators of nearby coal mines as there are substantial coal reserves in the southern Indiana area. Approximately 2.2 million tons were purchased for generating electricity during 2021. Indiana Electric’s coal inventory was approximately 246,000 tons as of December 31, 2021. The average cost of coal per ton purchased and delivered in 2021 was $52.02. Since August 2014, Indiana Electric has purchased substantially all of its coal from Sunrise Coal, LLC.

Firm Purchase Supply

As part of its power portfolio, Indiana Electric is a 1.5% shareholder in the OVEC, and based on its participation in the ICPA between OVEC and its shareholder companies, many of whom are regulated electric utilities, Indiana Electric has the right to 1.5% of OVEC’s generating capacity output, which, as of December 31, 2021, was approximately 32 MW. Per the ICPA, Indiana Electric is charged demand charges which are based on OVEC’s operating expenses, including its financing costs. Those demand charges are available to pass through to customers under Indiana Electric’s fuel adjustment clause. Under the ICPA, and while OVEC’s plants are operating, Indiana Electric is severally responsible for its share of OVEC’s debt obligations. Based on OVEC’s current financing, as of September 30, 2021, Indiana Electric’s 1.5% share of OVEC’s debt obligation equates to between $17 million and $20 million, depending on revolving capacity commitments. Moody’s rates OVEC one notch below investment grade, with a positive outlook. Fitch rates OVEC BBB- with a stable outlook. S&P Global withdrew its ratings on January 9, 2020 at OVEC’s request. In 2021, Indiana Electric purchased approximately 134 GWh from OVEC. If a default were to occur by a member, any reallocation of the existing debt requires consent of the remaining ICPA participants. If any such reallocation were to occur, Indiana Electric would expect to recover any related costs through the fuel adjustment clause, as it does currently for its 1.5% share.

In April 2008, Indiana Electric executed a capacity contract with Benton County Wind Farm, LLC to purchase as much as 30 MW from a wind farm located in Benton County, Indiana, with IURC approval. The contract expires in 2029. Indiana Electric purchased approximately 77 GWh under this contract in 2021. In December 2009, Indiana Electric executed a 20-year power purchase agreement with Fowler Ridge II Wind Farm, LLC to purchase as much as 50 MW of energy from a wind farm located in Benton and Tippecanoe Counties in Indiana, with the approval of the IURC. Indiana Electric purchased approximately 129 GWh under this contract in 2021. In total, wind resources provided approximately 3% of total GWh sourced in 2021.

MISO Related Activity

Indiana Electric is a member of the MISO, a FERC approved regional transmission organization. The MISO serves the electric transmission needs of much of the Midcontinent region and maintains operational control over Indiana Electric’s electric transmission facilities as well as other utilities in the region. Indiana Electric is an active participant in the MISO energy markets, where it bids its generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Price as determined by the MISO market. MISO-related purchase and sale transactions are recorded using settlement information provided by the MISO. These purchase and sale transactions are accounted for on at least a net hourly position. During 2021, in intervals when purchases from the MISO were in excess of generation sold to the MISO, the net purchases were 83 GWh. During the year ended December 31, 2021, in intervals when sales to the MISO were in excess of purchases from the MISO, the net sales were 1,457 GWh.

Interconnections

As of December 31, 2021, Indiana Electric had interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc. and Big Rivers Electric Corporation providing the ability to simultaneously interchange approximately 750 MW during peak load periods. Indiana Electric, as required as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets to the MISO. Indiana Electric, in conjunction with the MISO, must operate the bulk electric transmission system in accordance with NERC Reliability Standards. As a result, interchange capability varies based on regional transmission system configuration, generation dispatch, seasonal facility ratings and other factors. Indiana Electric is in compliance with reliability standards promulgated by the NERC.

Competition

There are no other electric transmission and distribution utilities in Indiana Electric’s service area. Indiana Electric is a vertically integrated utility that owns the generation, transmission, and distribution components of a utility.

For another provider of transmission and distribution services to provide such services in Indiana Electric’s territory, it would be required to obtain IURC approval of such service territory. Indiana service territory certificates are exclusive. Distributed generation (i.e., power generation located at or near the point of consumption) could result in reduced demand for Indiana Electric’s distribution services but has not been a significant factor to date.

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

Natural Gas (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas engage in regulated intrastate natural gas sales and natural gas transportation and storage for residential, commercial, industrial and transportation customers. See the detail of customers by state below. CenterPoint Energy’s and CERC’s Natural Gas provide permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. CenterPoint Energy’s and CERC’s Natural Gas also provided services in Minnesota consisting of residential appliance repair and maintenance services along with HVAC equipment sales and home repair protection plans to natural gas customers in Arkansas, Indiana, Mississippi, Ohio, Oklahoma and Texas through a third party as of December 31, 2021.

Upon consummation of the Merger, CenterPoint Energy added the legacy natural gas utility services of Vectren, which includes the natural gas utility operations of Indiana Gas, SIGECO and VEDO and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio. The Indiana and Ohio service areas contain diversified manufacturing and agriculture-related enterprises.

For information regarding the properties of the Natural Gas reportable segment, please read “Properties — Natural Gas (CenterPoint Energy and CERC)” in Item 2 of this report, which information is incorporated herein by reference.

Customers

In 2021, approximately 36% and 40% of CenterPoint Energy’s and CERC’s Natural Gas total throughput was to residential customers and approximately 64% and 60% was to commercial and industrial and transportation customers, respectively.

The table below reflects the number of CenterPoint Energy’s and CERC’s Natural Gas customers by state as of December 31, 2021:

	Residential	Commercial/ Industrial/Transportation	Total Customers
Arkansas	376,934	47,663	424,597
Louisiana	230,362	16,183	246,545
Minnesota	829,869	71,679	901,548
Mississippi	120,993	13,029	134,022
Oklahoma	88,787	10,655	99,442
Texas	1,736,874	105,634	1,842,508
Total CERC Natural Gas	3,383,819	264,843	3,648,662
Indiana	683,412	65,234	748,646
Ohio	305,197	24,525	329,722
Total CenterPoint Energy Natural Gas	4,372,428	354,602	4,727,030

The largest metropolitan areas served in each state were Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; Lawton, Oklahoma; Evansville, Indiana; and Dayton, Ohio.

Seasonality

The demand for natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal and affected by variations in weather conditions. In 2021, approximately 68% of CenterPoint

Energy’s Natural Gas total throughput and 68% of CERC’s Natural Gas total throughput occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Supply and Transportation.  In 2021, CenterPoint Energy’s Natural Gas purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to three-year terms. Major suppliers are those that account for greater than 10% of CenterPoint Energy’s or CERC’s annual natural gas supply purchases. In 2021, CenterPoint Energy and CERC purchased 42% and 43%, respectively, of their natural gas supply from three major suppliers. For CenterPoint Energy, the suppliers were Macquarie Energy, LLC (18%), Tenaska Marketing Ventures, LLC (13%) and BP Energy Company/BP Canada Energy Marketing (11%). For CERC, the suppliers were Macquarie Energy, LLC (23%), BP Energy Company/BP Canada Energy Marketing (10%) and Spire Marketing, Inc. (10%). Numerous other suppliers provided the remainder of CenterPoint Energy’s and CERC’s natural gas supply requirements.

CenterPoint Energy’s and CERC’s Natural Gas transports their natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one to fifteen years. CenterPoint Energy’s and CERC’s Natural Gas anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

CenterPoint Energy’s and CERC’s Natural Gas actively engage in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of its state regulatory authorities. These price stabilization activities include use of storage gas and contractually establishing structured prices (e.g., fixed price, costless collars and caps) with CenterPoint Energy’s and CERC’s Natural Gas’ physical gas suppliers. Their gas supply plans generally call for 50–75% of normal winter supplies to be stabilized in some fashion.
The regulations of the states in which CenterPoint Energy’s and CERC’s Natural Gas operate allow them to pass through changes in the cost of natural gas, including savings and costs of financial derivatives associated with the index-priced physical supply, to their customers under purchased gas adjustment provisions in their tariffs. Depending upon the jurisdiction, the purchased gas adjustment factors are updated periodically, ranging from monthly to semi-annually. The changes in the cost of gas billed to customers are subject to review by the applicable regulatory bodies.
CenterPoint Energy’s and CERC’s Natural Gas use various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. CenterPoint Energy’s and CERC’s Natural Gas may also supplement contracted supplies and storage from time to time with stored LNG and propane-air plant production.

As of December 31, 2021, CenterPoint Energy’s and CERC’s Natural Gas owned and operated the following natural gas facilities:

	No. of Assets	Storage Capacity (Bcf)	Working Capacity (Bcf)	Maximum Daily Withdrawal Rate (MMcf)
CenterPoint Energy
Underground Natural Gas Storage Facility	9	43.6	14.2	337
CERC
Underground Natural Gas Storage Facility	1	7.0	2.0	50

			On-site Storage Capacity
	No. of Assets	Daily Production Rate (Dth)	Millions of Gallons	Dth
CenterPoint Energy
Propane Air-Gas Manufacturing Plant	15	258,000	13.9	1,277,000
LNG Plant Facility	1	72,000	12.0	1,000,000
CERC
Propane Air-Gas Manufacturing Plant	12	225,000	12.4	1,140,000
LNG Plant Facility	1	72,000	12.0	1,000,000

The table below reflects CenterPoint Energy’s and CERC’s Natural Gas contracted upstream storage services as of December 31, 2021:

	Storage Capacity (Bcf)	Maximum Peak Daily Delivery (MMcf)
CenterPoint Energy
Upstream Storage Service	115	2,744
CERC
Upstream Storage Service	92	2,298
On an ongoing basis, CenterPoint Energy’s and CERC’s Natural Gas enter into contracts to provide sufficient supplies and pipeline capacity to meet their customer requirements. However, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.
Upon expiration of the AMAs with the Energy Services Disposal Group discussed in Note 4 to the consolidated financial statements, CenterPoint Energy’s and CERC’s Natural Gas businesses entered into new third-party AMAs beginning in April 2021 associated with their utility distribution service in Arkansas, Indiana, Louisiana, Mississippi, Oklahoma and Texas. Additionally, CenterPoint Energy’s and CERC’s Natural Gas business in Minnesota entered into a third-party AMA beginning in February 2021. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas. CenterPoint Energy’s and CERC’s Natural Gas may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. For amounts outstanding under these AMAs, see Notes 4 and 14 to the consolidated financial statements.

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

Corporate and Other (CenterPoint Energy)

CenterPoint Energy’s Corporate and Other consists of energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects, through Energy Systems Group, and other corporate support operations that support CenterPoint Energy’s business operations. CenterPoint Energy’s Corporate and Other also includes office buildings and other real estate used for business operations.

REGULATION

The Registrants are subject to regulation by various federal, state and local governmental agencies, including the regulations described below. The following discussion is based on regulation in the Registrants’ businesses as of December 31, 2021.

Federal Energy Regulatory Commission

The FERC has jurisdiction under the NGA and the NGPA, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The FERC also regulates the transmission and wholesale sales of electricity in interstate commerce, mergers, acquisitions and corporate transactions by electricity companies, energy markets, reliability standards and the issuance of short-term debt by public utilities regulated by FERC. The FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions, to conduct audits and investigations, and to impose significant civil penalties (up to approximately $1.4 million per day per violation, subject to periodic adjustment to account for inflation) for statutory violations and violations of the FERC’s rules or orders.

Indiana Electric is a “public utility” under the FPA and is subject to regulation by the FERC. Houston Electric is not a “public utility” under the FPA and, therefore, is not generally regulated by the FERC, although certain of its transactions are subject to limited FERC jurisdiction. The FERC has certain responsibilities with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The ERO and the FERC have authority to (a) impose fines and other sanctions on applicable entities that fail to comply with approved standards and (b) audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE and in MISO to ReliabilityFirst Corporation. Neither Houston Electric nor Indiana Electric anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on their operations. To the extent that Houston Electric and Indiana Electric are required to make additional expenditures to comply with these standards, it is anticipated that Houston Electric and Indiana Electric will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT and the MISO, respectively, for electric transmission provided.

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

Houston Electric’s distribution rates charged to REPs for residential and small commercial customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of large commercial and industrial customers are primarily based on peak demand. All REPs in Houston Electric’s service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge may include the transmission and distribution rate (which includes municipal franchise fees), a distribution recovery mechanism for recovery of incremental distribution-invested capital above that which is already reflected in the base distribution rate, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an EECRF charge, and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay Houston Electric the same rates and other charges for transmission services.

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

State and Local Regulation – Electric Generation (CenterPoint Energy)

Indiana Electric owns and operates 1,000 MW of coal-fired generation, 163 MW of gas-fired generation and 54 MW of solar generation. Indiana Electric’s newest in-service solar array, which was approved by the IURC in 2018, consists of approximately 150,000 solar panels distributed across 300 acres along Indiana State Road 545 between Troy and New Boston, Indiana. The 50 MW universal solar array was placed in service for southwestern Indiana electric customers in early 2021. On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Pursuant to the BTA, Capital Dynamics, with its partner Tenaska, contracted to build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, currently projected to be at the end of 2023, and subject to IURC approval, which was received on October 27, 2021, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. Due to rising cost for the project, caused in part by supply chain issues in the energy industry and the rising costs of commodities, we, along with Capital Dynamics, recently announced plans to downsize the project to approximately 200 MW. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval. Indiana Electric also received approval to purchase 100 MW of solar power in Warrick County, Indiana, under a 25 year PPA, with the related solar array expected to be completed in late 2023. Indiana Electric has also sought approval to purchase 185 MW of solar power in Vermillion County, Indiana, under a 15-year PPA, and 150 MW of solar power in Knox County, Indiana, under a 20-year PPA. Subject to necessary approvals, both solar arrays are expected to be in service by 2023. Indiana Electric also is party to two PPAs, entitling it to the delivery of up to 80 MW of electricity produced by wind turbines. The energy and capacity secured from Indiana Electric’s available generation resources are utilized primarily to serve the needs of retail electric customers residing within Indiana Electric’s franchised service territory. Costs of operating Indiana Electric’s generation facilities are recovered through IURC-approved base rates as well as periodic rate recovery mechanisms including the CECA, ECA, FAC, MCRA, and RCRA Mechanism. Costs that are deemed unreasonable or imprudent by the IURC may not be recoverable through retail electric rates. Indiana Electric also receives revenues from the MISO to compensate it for benefits the generation facilities provide to the transmission system. Proceeds from the sales of energy from Indiana Electric’s generation facilities that exceed the requirements of retail customers are shared by Indiana Electric and retail electric customers.

The generation facilities owned and operated by Indiana Electric are subject to various environmental regulations enforced by the EPA and the IDEM. Operations of Indiana Electric’s generation facilities are subject to regulation by the EPA and the IDEM as it pertains to the discharge of constituents from the generation facilities. For further discussion, see “Our Business — Environmental Matters” below.

State and Local Regulation – Natural Gas (CenterPoint Energy and CERC)

In almost all communities in which CenterPoint Energy’s and CERC’s Natural Gas provides natural gas distribution services, they operate under franchises, certificates or licenses obtained from state and local authorities. The original terms of the franchises, with various expiration dates, typically range from 20 to 30 years. CenterPoint Energy’s and CERC’s Natural Gas expects to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

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

Department of Transportation (CenterPoint Energy and CERC)
CenterPoint Energy and CERC are subject to regulation by PHMSA under the NGPSA and the HLPSA. The NGPSA delegated to PHMSA through DOT the authority to regulate gas pipelines. The HLPSA delegated to PHMSA through DOT the authority to develop, prescribe and enforce federal safety standards for the transportation of hazardous liquids by pipeline. Every four years PHMSA is up for reauthorization by Congress and with that reauthorization comes changes to the legislative requirements that Congress sets forth for the oversight of natural gas and hazardous liquid pipelines. In 2020, the Pipes Act was enacted. The Pipes Act reauthorized PHMSA through 2023 and imposed a few new mandates on the agency. The law establishes a PHMSA technology pilot, authorizes a new idled pipe operating status and contains process protections for operators during PHMSA enforcement proceedings. Section 114 of the 2020 Pipes Act is a self-mandating rule for natural gas pipeline operations like CERC’s. Section 114 focuses on processes and procedures to eliminate or reduce emissions during normal operations. Further, Section 113 of the Pipes Act directed PHMSA to develop regulations to require natural gas pipeline operators to implement leak detection and repair programs. A proposed rule is expected to be released by May 2022.

In January 2021, PHMSA published a final rule amending the federal Pipeline Safety Regulations to ease regulatory burdens on the construction, operation, and maintenance of gas transmission, distribution, and gathering systems.

CenterPoint Energy and CERC anticipate that compliance with PHMSA’s regulations, performance of the remediation activities by CenterPoint Energy’s and CERC’s Natural Gas and intrastate pipelines and verification of records on maximum allowable operating pressure will continue to require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with the DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs incurred. Implementation by PHMSA of the Pipes Act, in particular Section 113, acts reauthorizing PHMSA or other future acts may result in other regulations or the reinterpretation of existing regulations that could impact compliance costs. In addition, CenterPoint Energy and CERC may be subject to the DOT’s enforcement actions and penalties if they fail to comply with pipeline regulations.

ENVIRONMENTAL MATTERS

The following discussion is based on environmental matters in the Registrants’ businesses as of December 31, 2021. The Registrants’ operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric transmission and distribution systems, steam electric and renewable generation systems and the facilities that support these systems, the Registrants must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact the Registrants’ business activities in many ways, including, but not limited to:

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

Based on current regulatory requirements and interpretations, the Registrants do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on their business, financial position, results of operations or cash flows. In addition, the Registrants believe that their current environmental remediation activities will not materially interrupt or diminish their operational ability. The Registrants cannot provide assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause them to incur significant costs. The following is a discussion of material current environmental and safety issues, laws and regulations that relate to the Registrants’ operations. The Registrants believe that they are in substantial compliance with these environmental laws and regulations.

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG on the state, federal, or international level. On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states that seek review of the lower court’s decision vacating the ACE rule. CenterPoint Energy is currently unable to predict what a replacement rule for either the ACE rule or CPP would require.

The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the United States’ commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035 as well as a goal to reduce Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 estimates do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. For more information regarding CenterPoint Energy’s new net zero emission goals and the risks associated with them, see “Risk Factors — Risk Factors Affecting Our Businesses — CenterPoint Energy is subject to operational and financial risks...” CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. In addition, the EPA has indicated that it intends to implement new regulations targeting reductions in methane emissions, which are likely to increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s new net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions.

To the extent climate changes may occur and such climate changes result in warmer temperatures in the Registrants’ service territories, financial results from the Registrants’ businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s Natural Gas could be adversely affected through lower natural gas sales. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and flooding. Since many of the Registrants’ facilities are located along or near the Texas gulf coast, increased or more severe hurricanes or tornadoes could increase costs to repair damaged facilities and restore service to customers. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted.

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

Waters of the United States

Under the Obama administration, the EPA promulgated a set of rules that included a comprehensive regulatory overhaul of defining “waters of the United States” for the purposes of determining federal jurisdiction. The Trump administration signaled its intent to repeal and replace the Obama-era rules. In accordance with this intent, the EPA promulgated a rule in early 2018 that postponed the effectiveness of the Obama-era rules until 2020. Thereafter, the EPA proposed a new set of rules that would narrow the Clean Water Act’s jurisdiction, which were finalized on April 21, 2020. That set of rules was vacated by recent decisions in the U.S. federal district courts in New Mexico and Arizona, and on November 18, 2021, the EPA released a proposal to reestablish the pre-2015 definition of “waters of the United States” which will become effective upon finalization and publication. The potential impact of further revisions to the “waters of the United States” regulations on the Registrants’ business, liabilities, compliance obligations or profits and revenues is uncertain at this time.

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

Cooling Water Intake Structures

Section 316 of the federal Clean Water Act requires steam electric generating facilities use “best technology available” to minimize adverse environmental impacts on a body of water. In May 2014, the EPA finalized a regulation requiring installation of “best technology available” to mitigate impingement and entrainment of aquatic species in cooling water intake structures. Indiana Electric is currently completing the required ecological studies and anticipates timely compliance in 2022-2023.

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

Coal Ash

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. In 2015, the EPA finalized its CCR Rule, which regulates coal ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be beneficially reused. The EPA continues to propose amendments to the CCR Rule; however, under the CCR Rule as it is currently in effect, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021. Indiana Electric filed timely requests for extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding, including the imposition of fines and penalties. On January 22, 2021, Indiana Electric received letters from the EPA for both the F.B. Culley and A.B. Brown facilities that determined Indiana Electric’s extension submittals complete and extended the compliance deadline of April 11, 2021 until the EPA issues a final decision on the extension requests. The Culley West pond was closed under CCR provisions applicable to inactive ponds, and closure activities were completed in December 2020. For further discussion about Indiana Electric’s ash ponds, please see Note 16(e) to the consolidated financial statements.

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

HUMAN CAPITAL

CenterPoint Energy believes its employees are critical to safely delivering electricity and natural gas across its service territories and seeks to create a diverse, inclusive and safe work environment. CenterPoint Energy’s core values—safety, integrity, accountability, initiative and respect—guide how it makes decisions and provide the foundation for a strong culture of ethics where employees are responsible for upholding these values and following CenterPoint Energy’s Ethics and Compliance Code.

The following table sets forth the number of employees by Registrant and reportable segment as of December 31, 2021:

	Number of Employees			Number of Employees Represented by Collective Bargaining Groups
Reportable Segment	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Electric	3,201	2,694	—	1,675	1,442	—
Natural Gas	4,141	—	3,465	1,717	—	1,274
Corporate and Other (1)	2,076	—	—	91	—	—
Total	9,418	2,694	3,465	3,483	1,442	1,274

(1)Employees in the Corporate and Other segment provide services to the Electric and Natural Gas segments and the costs of these services have been charged directly to the Electric and Natural Gas segments using assignment methods that management believes are reasonable. For further information, see Note 20 to the consolidated financial statements.

CenterPoint Energy’s workforce includes 3,483 employees represented by collective bargaining agreements. For information about the status of collective bargaining agreements, see Note 8(j) to the consolidated financial statements.

Recruiting, Training and Development. CenterPoint Energy’s human capital priorities include attracting, retaining and developing high performing talent through its talent management activities. CenterPoint Energy endeavors to maintain a workforce reflective of the available workforce in the United States by attracting quality candidates through its recruitment and selection processes, with the goal of creating a work environment in which every employee is engaged, aligned with CenterPoint Energy’s vision and values and understands how they contribute to its long-term performance. CenterPoint Energy recruits qualified employees regardless of race, gender, color, sexual orientation, age, religion, or physical or mental disability. The talent acquisition team partners with professional organizations and local communities to increase the diversity of new hires which include, Historically Black Colleges and Universities and Hispanic Serving Institutions.

CenterPoint Energy takes a strategic approach to attracting, retaining, and developing its workforce. CenterPoint Energy’s strategy combines talent review and succession planning along with internal talent development as essential elements of overall workforce planning. To support its commitment to safely and reliably delivering electricity and natural gas, CenterPoint Energy focuses on the continuous development of its greatest assets, its employees, building a sustainable leadership pipeline. CenterPoint Energy conducts annual talent review and succession planning with all levels of leadership to ensure business continuity and identify its future leaders. With regards to the senior executive team, the Board of Directors, in conjunction with management, is executing on a comprehensive executive succession planning process, which, among other things, is intended to identify and retain senior executive talent and provide development opportunities. CenterPoint Energy invests in employee development throughout the year to align performance to business needs, drive development planning and contribute to career progression. CenterPoint Energy offers development programs for its employees at all phases of their career including technical and leadership pathways. CenterPoint Energy’s processes and progress are reviewed annually for the purposes of continuous improvement.

Diversity, Equity and Inclusion. CenterPoint Energy is dedicated to advancing an inclusive culture and work environment, free from discrimination of any kind, where business results are achieved through the skills, abilities and talents of a diverse workforce. In 2021, CenterPoint Energy’s Diversity, Equity and Inclusion Council led the approval of the establishment of employee resource groups, ERGs, which stemmed directly from an internal employee diversity survey. These groups focus on employee professional development, networking, cultural awareness and serve as a resource in alignment with CenterPoint

Energy’s goals and objectives. The ERGs encompass groups including, but not limited to, Women, Black, LGBTQ+, Military, Hispanic/Latin, and employees of Indian descent. Each ERG group is sponsored and supported by executive leadership. In an effort of continuous improvement, strategy development and measuring progress, the Diversity, Equity and Inclusion Council participated in surveys to gauge and assess progress in Global Diversity Inclusion Benchmarks. Competitive placements in 2021 were 46% racially and/or ethnically diverse and 30% gender diverse. Additional favorable metrics include the diversity of interview panels and diverse candidates interviewed. As of December 31, 2021, CenterPoint Energy’s workforce was 36% racially and/or ethnically diverse.

Compensation and Benefits. CenterPoint Energy is committed to providing market-competitive pay and benefits. Its compensation philosophy is to maintain employee total compensation that is competitive with the relevant markets, internally equitable and based on CenterPoint Energy’s and the employee’s individual performance. CenterPoint Energy believes such pay practices attract, motivate and retain employees with the skills and competencies necessary to achieve business strategy. To supplement its competitive base compensation, additional programs include short-term and long-term incentive plans, retirement and savings plans, including company matching, healthcare and insurance benefits, disability coverage, paid time off, family leave, employee assistance programs, among other benefits which CenterPoint Energy believes provides a competitive and attractive total rewards package.

Workforce Health and Safety. CenterPoint Energy is committed to the health and safety of its employees, customers, business counterparties and the communities where it operates. Under its Safety Forward approach, safety is the responsibility of all employees. CenterPoint Energy has established a structured employee safety onboarding and development plan through its learning and development platform, offering safety and technical training courses focused on driving, worker safety and safety culture as well as other safety programs designed to encourage employee engagement and participation. Key safety metrics include advanced safety participation, leadership safety engagement rate, days away, restricted or transferred and preventable vehicle incident rate, among other metrics. CenterPoint Energy is aligned with the Edison Electric Institute, American Gas Association and other industry organizations to reduce serious injuries and fatalities. CenterPoint Energy believes the introduction of its READY program adds increased focus on hazard identification and implementation of direct controls to add capacity for safety. In response to the COVID-19 pandemic as a critical service provider, CenterPoint Energy implemented precautionary measures to keep its employees who operate its business safe and informed.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
(as of February 15, 2022)

Name	Age	Title
David J. Lesar	68	President and Chief Executive Officer
Jason P. Wells	44	Executive Vice President and Chief Financial Officer
Scott E. Doyle	50	Executive Vice President, Utility Operations
Gregory E. Knight	54	Executive Vice President, Customer Transformation and Business Services
Lynne Harkel-Rumford	65	Executive Vice President and Chief Human Resources Officer
Monica Karuturi	43	Executive Vice President and General Counsel
Jason M. Ryan	46	Executive Vice President, Regulatory Services and Government Affairs

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

Scott E. Doyle has served as Executive Vice President, Utility Operations of CenterPoint Energy since January 2022. With more than 25 years of utility industry experience, he previously served as Executive Vice President, Natural Gas from April 2019 to January 2022; Senior Vice President, Natural Gas Distribution from March 2017 to April 2019; Senior Vice President, Regulatory and Public Affairs from February 2014 to March 2017; as Division Vice President, Rates and Regulatory from April 2012 to February 2014; and as Division Vice President, Regional Operations from March 2010 to April 2012. Mr. Doyle currently serves on the boards of Goodwill Industries of Houston, American Gas Association, Southern Gas Association, Central Indiana Corporate Partnership and the American Gas Foundation. He also serves on the Engineering Advisory Council of Texas A&M University. He previously served on the boards of the Texas Gas Association and the Association of Electric Companies of Texas.

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

Lynne Harkel-Rumford has served as Executive Vice President and Chief Human Resources Officer of CenterPoint Energy since January 2022. With over 30 years of experience in compensation and benefits matters, Ms. Harkel-Rumford previously served as Senior Vice President and Chief Human Resources Officer from July 2020 to January 2022; Vice President, Total Rewards and Technology from September 2014 to July 2020; and as Associate General Counsel from April 2007 to September 2014. Ms. Harkel-Rumford currently serves on the board of directors of Target Hunger in Houston.

Monica Karuturi has served as Executive Vice President and General Counsel of CenterPoint Energy since January 2022. She previously served as Senior Vice President and General Counsel from July 2020 to January 2022; Senior Vice President and Deputy General Counsel from April 2019 to July 2020; as Vice President and Associate General Counsel - Corporate and Securities from October 2015 to April 2019; and as Associate General Counsel - Corporate from September 2014 to October 2015. Prior to joining CenterPoint Energy, Ms. Karuturi served as counsel for LyondellBasell Industries for corporate and finance matters and strategic transactions. Ms. Karuturi was appointed as a Commissioner of the Texas Access to Justice Commission by the Texas Supreme Court in June 2015 and served in this capacity until June 2021. She is currently a member of the Legal Services to the Poor in Civil Matters Committee of the Texas Bar Association and serves on the board of the Houston Bar Foundation. Ms. Karuturi also serves on the Advisory Council of the Tahirih Justice Center.

Jason M. Ryan has served as Executive Vice President, Regulatory Services and Government Affairs of CenterPoint Energy since January 2022. He previously served as Senior Vice President, Regulatory Services and Government Affairs from July 2020 to January 2022; Senior Vice President and General Counsel from April 2019 to July 2020; as Senior Vice President, Regulatory and Government Affairs from February 2019 to April 2019; as Vice President of Regulatory and Government Affairs and Associate General Counsel from March 2017 to February 2019; and as Vice President and Associate General Counsel from September 2014 to March 2017. He was appointed to the Texas Diabetes Council by Texas Governor Perry in 2013 for a term ending in 2019; he was reappointed by Texas Governor Abbott in 2019 for a term ending in 2025. Mr. Ryan currently serves on the boards of the Lone Star Flight Museum, the Texas Gulf Coast Chapter of the Leukemia and Lymphoma Society and the Association of Electric Companies of Texas. He also serves on the executive committee of the legal committee of the American Gas Association.

Item 1A.Risk Factors

CenterPoint Energy is a holding company that conducts all of its business operations through subsidiaries, primarily Houston Electric, CERC, SIGECO, Indiana Gas and VEDO. The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this combined report on Form 10-K, summarizes the principal risk factors associated with the holding company and the businesses conducted by its subsidiaries. However, additional risks and uncertainties either not presently known or not currently believed by management to be material may also adversely affect CenterPoint Energy’s businesses. For other factors that may cause actual results to differ from those indicated in any forward-

looking statement or projection contained in this combined report on Form 10-K, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7, which should be read in conjunction with the risk factors contained in this Item 1A. Carefully consider each of the risks described below, including those relating to Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Unless the context indicates otherwise, where appropriate, information relating to a specific registrant has been segregated and labeled as such and specific references to Houston Electric and CERC in this section also pertain to CenterPoint Energy. In this combined report on Form 10-K, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its subsidiaries.

Risk Factors Associated with Our Consolidated Financial Condition

CenterPoint Energy is a holding company that derives all of its operating income from, and holds substantially all of its assets through, its subsidiaries. As a result, CenterPoint Energy depends on the performance of and distributions from its subsidiaries to meet its payment obligations and to pay dividends on its common and preferred stock, and provisions of applicable law or contractual restrictions could limit the amount of those distributions.

CenterPoint Energy derives all of its operating income from, and holds substantially all of its assets through, its subsidiaries. As a result, CenterPoint Energy depends on the performance of and distributions from its subsidiaries to meet its payment obligations and to pay dividends on its common and preferred stock. In general, CenterPoint Energy’s subsidiaries are separate and distinct legal entities and have no obligation to provide it with funds for its payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit CenterPoint Energy’s subsidiaries’ ability to make payments or other distributions to CenterPoint Energy, and its subsidiaries could agree to contractual restrictions on their ability to make payments or other distributions. Further, Houston Electric has agreed to certain “ring-fencing” measures to increase its financial separateness from CenterPoint Energy. Further ring-fencing measures could be imposed on Houston Electric in the future through legislation or PUCT rules or orders. While current ring-fencing measures have not impacted Houston Electric’s ability to pay dividends to CenterPoint Energy, the imposition of any additional measures impacting CenterPoint Energy’s ability to receive dividends from Houston Electric could materially adversely affect CenterPoint Energy’s cash flows, credit quality, financial condition and results of operations.
CenterPoint Energy’s right to receive assets of any subsidiary, and therefore the right of its creditors to participate in those assets, are structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if CenterPoint Energy were a creditor of any subsidiary, its rights as a creditor would likely be effectively subordinated to any security interest in the assets of that subsidiary and any senior indebtedness of the subsidiary.

If we are unable to arrange future financings on acceptable terms, our ability to finance our capital expenditures or refinance outstanding indebtedness could be limited.

Our businesses are capital intensive, and we rely on various sources to finance our capital expenditures. For example, we depend on (i) long-term debt, (ii) borrowings through our revolving credit facilities and, for CenterPoint Energy and CERC, commercial paper programs and (iii) if market conditions permit, issuances of additional shares of common or preferred stock by CenterPoint Energy. We may also use such sources to refinance any outstanding indebtedness as it matures. As of December 31, 2021, CenterPoint Energy had $16 billion of outstanding indebtedness on a consolidated basis, which includes $537 million of non-recourse Securitization Bonds. For information on outstanding indebtedness of Houston Electric and CERC as well as future maturities, see Note 14 to the consolidated financial statements. Our future financing activities may be significantly affected by, among other things:

•general economic and capital market conditions, including inflation;
•credit availability from financial institutions and other lenders;
•investor confidence in us and the markets in which we operate;
•the future performance of our businesses;
•maintenance of acceptable credit ratings;
•unanticipated actions from the Federal Reserve;
•market expectations regarding our future earnings and cash flows;
•investor willingness to invest in companies associated with fossil fuels;
•our ability to access capital markets on reasonable terms;
•incremental collateral that may be required due to regulation of derivatives; and
•provisions of relevant securities laws.

The Registrants’ current credit ratings and any changes in credit ratings in 2021 and to date in 2022 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Matters — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be reduced or withdrawn by a rating agency. The Registrants note that these credit ratings are not recommendations to buy, sell or hold their securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of the Registrants’ credit ratings could have a material adverse impact on their ability to access capital on acceptable terms.

An impairment of goodwill, long-lived assets, including intangible assets, equity method investments and an impairment or fair value adjustment could reduce our earnings.

Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at least annually, as well as when events or changes in circumstances indicates that the carrying value may not be recoverable. During the year ended December 31, 2020, CenterPoint Energy identified and recorded a goodwill impairment charge of $185 million in the Indiana Electric reporting unit. No impairments to goodwill were recorded during the year ended December 31, 2021. See Note 6 to the consolidated financial statements for further information. Should the annual goodwill impairment test or another periodic impairment test or an observable transaction indicate the fair value of our assets is less than the carrying value, we would be required to take a non-cash charge to earnings with a correlative effect on equity, increasing balance sheet leverage as measured by debt to total capitalization. A non-cash impairment charge or fair value adjustment could materially adversely impact our financial condition and results of operations.

If CenterPoint Energy redeems the ZENS prior to their maturity in 2029, its ultimate tax liability and redemption payments would result in significant cash payments, which would adversely impact its cash flows. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows.

CenterPoint Energy has approximately $828 million principal amount of ZENS outstanding as of December 31, 2021. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. CenterPoint Energy may redeem all of the ZENS at any time at a redemption amount per ZENS equal to the higher of the contingent principal amount per ZENS ($38 million in the aggregate, or $2.65 per ZENS, as of December 31, 2021) or the sum of the current market value of the reference shares attributable to one ZENS at the time of redemption. In the event CenterPoint Energy redeems the ZENS, in addition to the redemption amount, it would be required to pay deferred taxes related to the ZENS. CenterPoint Energy’s ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year. If the ZENS had been redeemed on December 31, 2021, deferred taxes of approximately $539 million would have been payable in 2021, based on 2021 tax rates in effect. In addition, if all the shares of ZENS-Related Securities had been sold on December 31, 2021 to fund the aggregate redemption amount, capital gains taxes of approximately $146 million would have been payable in 2021. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows. This could happen if CenterPoint Energy’s creditworthiness were to drop or the market for the ZENS were to become illiquid, or for some other reason. While funds for the payment of cash upon exchange of ZENS could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources, ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically be disposed when ZENS are exchanged and ZENS-Related Securities shares are sold.

Dividend requirements associated with CenterPoint Energy’s Series A Preferred Stock subject it to certain risks.

CenterPoint Energy has 800,000 shares of Series A Preferred Stock outstanding. Any future payments of cash dividends, and the amount of any cash dividends CenterPoint Energy pays, on its Series A Preferred Stock will depend on, among other things, its financial condition, capital requirements and results of operations and the ability of our subsidiaries to distribute cash to CenterPoint Energy, as well as other factors that CenterPoint Energy’s Board of Directors (or an authorized committee thereof) may consider relevant. Any failure to pay scheduled dividends on the Series A Preferred Stock when due could materially adversely impact our ability to access capital on acceptable terms and would likely have a material adverse impact on the market price of the Series A Preferred Stock, Common Stock and CenterPoint Energy’s debt securities and would prohibit CenterPoint Energy, under the terms of the Series A Preferred Stock, from paying cash dividends on or repurchasing shares of Common Stock (subject to limited exceptions) until such time as CenterPoint Energy has paid all accumulated and unpaid dividends on the Series A Preferred Stock.

Further, the terms of the Series A Preferred Stock provide that if dividends on any of the respective shares have not been declared and paid for the equivalent of three or more semi-annual or six or more quarterly dividend periods, whether or not for consecutive dividend periods, the holders of such shares, voting together as a single class with holders of any and all other series of CenterPoint Energy’s capital stock on parity with its Series A Preferred Stock (as to the payment of dividends and amounts payable on liquidation, dissolution or winding up of CenterPoint Energy’s affairs) upon which like voting rights have been conferred and are exercisable, will be entitled to vote for the election of a total of two additional members of CenterPoint Energy’s Board of Directors, subject to certain terms and limitations.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect the cost of capital related to outstanding debt and other financial instruments.

LIBOR is currently the basic rate of interest widely used as a global reference for setting interest rates on variable rate loans and other securities. Each of the Registrants’ credit and term loan facilities, including certain facilities or financial instruments entered into by their subsidiaries, use LIBOR as a reference rate. The Financial Conduct Authority in the United Kingdom previously announced that it would phase out LIBOR as a benchmark by 2021, but later expressed support for the extension of certain tenors of U.S. dollar LIBOR until June 2023, as well as the replacement of LIBOR by the SOFR. Accordingly, beginning January 1, 2022, the Financial Conduct Authority ceased publishing one week and two-month U.S. dollar LIBOR and is expected to cease publishing all remaining U.S. dollar LIBOR tenors in June 2023. The Federal Reserve has also advised banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate.

Because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. Any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark such as SOFR, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity. Each of the Registrants’ credit facilities provide for a mechanism to replace LIBOR with possible alternative benchmarks upon certain benchmark replacement events. We are still currently evaluating the impact of any such potential benchmark replacements or unavailability of LIBOR. Also, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to such potential phase-out and alternative benchmark rates or disruption in the financial markets could materially and adversely affect our financial condition, results of operations and cash flows.

Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses (CenterPoint Energy and Houston Electric)

Rate regulation of Houston Electric’s and Indiana Electric’s businesses may delay or deny their ability to earn an expected return and fully recover their costs.

Houston Electric’s rates are regulated by certain municipalities and the PUCT and Indiana Electric’s rates are regulated by the IURC. Their rates are set in comprehensive base rate proceedings (i.e., general rate cases) based on an analysis of their invested capital, their expenses and other factors in a designated test year (often either fully or partially historic). Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of Houston Electric’s and Indiana Electric’s control. For Houston Electric, a general base rate proceeding is required 48 months from the date of the order setting rates in its most recent comprehensive rate proceeding, unless the PUCT issues an order extending the deadline to file that general base rate proceeding. For Indiana Electric, a general base rate proceeding is required prior to the expiration of its TDSIC plan, which expires on December 31, 2023. Houston Electric and Indiana Electric can make no assurance that their respective base rate proceedings will result in favorable adjustments to their rates, in full cost recovery or approval of other requested items, including, among other things, capital structure and ROE. Moreover, these base rate proceedings have caused in certain instances, and in the future could cause, Houston Electric and Indiana Electric to recover their investments below their requested levels (such as in the most recent Houston Electric general rate case), below the national average for utilities or below recently approved levels for other utilities in their respective jurisdictions.

The rates that Houston Electric and Indiana Electric are allowed to charge may not match their costs at any given time, a situation referred to as “regulatory lag.” For Houston Electric and Indiana Electric, several interim rate adjustment mechanisms have been implemented to reduce the effects of regulatory lag (for example, DCRF, TCOS, TDSIC, DSMA and RCRA Mechanism), although certain of these mechanisms do not provide for recovery of operations and maintenance expenses. These adjustment mechanisms are subject to the applicable regulatory body’s approval and are subject to limitations that may reduce Houston Electric’s and Indiana Electric’s ability to adjust rates. For further information on rate case proceedings and interim rate adjustment mechanisms, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report. See also “—The February 2021 Winter Storm...” below for further information.

Houston Electric and Indiana Electric can make no assurance that filings for such mechanisms will result in favorable adjustments to rates or in full cost recovery. Notwithstanding the application of such rate adjustment mechanisms, the regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking, as the case may be, and may not always be available or result in rates that will produce recovery of Houston Electric’s and Indiana Electric’s costs or enable them to earn their authorized return. Changes to the interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact Houston Electric’s and Indiana Electric’s ability to recover their costs in a timely manner. Additionally, inherent in the regulatory process is some level of risk that jurisdictional regulatory authorities may initiate investigations of the prudence of operating expenses incurred or capital investments made by Houston Electric or Indiana Electric and deny the full recovery of their cost of service in rates. To the extent the regulatory process does not allow Houston Electric and Indiana Electric to make a full and timely recovery of appropriate costs, their financial condition, results of operations and cash flows could be materially adversely affected.

Disruptions at power generation facilities owned by third parties or Indiana Electric or directives issued by regulatory authorities could cause interruptions in Houston Electric’s and Indiana Electric’s ability to provide transmission and distribution services and adversely affect their reputation, financial condition, results of operations and cash flows.

Houston Electric owns the transmission and distribution infrastructure that delivers electric power to its customers, but it does not own or operate any power generation facilities. As allowed by a new law enacted by the Texas legislature after the February 2021 Winter Storm Event, Houston Electric is now leasing mobile generation units that can provide temporary emergency electric energy and aid in restoring power to some customers during certain widespread power outages that are impacting its distribution system. In February 2021, the ERCOT regulated Texas electric system experienced extreme winter weather conditions and an unprecedented power generation shortage. The amount of electricity generated by the state’s power generation companies was insufficient to meet the amount demanded by customers. This resulted in ERCOT directing TDUs to significantly Load Shed, which caused outages across the ERCOT electric grid of Texas, including in Houston Electric’s service territory. See Note 7 to the consolidated financial statements for further information. If power generation capacity is severely disrupted again or is inadequate for any reason, or if ERCOT needs to issue directives to TDUs (such as Houston Electric) to Load Shed, Houston Electric’s transmission and distribution services may be diminished or interrupted; it could have claims and litigation filed against it; and its reputation, financial condition, results of operations and cash flows could be adversely affected. For more information, see “— Houston Electric’s use of temporary ...” and “— The February 2021 Winter Storm ...”

Similarly, while Indiana Electric generates power, it is also party to a number of PPAs with third parties. Indiana Electric’s power generation may be disrupted or otherwise insufficient, if third parties do not deliver required power under our PPAs, power generation capacity is inadequate or MISO issues directives to its members (such as Indiana Electric) to implement controlled outages as a result of an emergency or due to reliability issues. If such disruptions were to occur, Indiana Electric’s transmission and distribution services may be diminished or interrupted; it could have claims and litigation filed against it; and its reputation, financial condition, results of operations and cash flows could be adversely affected.

Additionally, Indiana Electric’s generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses, increased purchase power costs and inadvertent releases of coal ash and/or other contaminants with a significant environmental impact. These operational risks can arise from circumstances such as facility shutdowns or malfunctions due to equipment failure or operator error; interruption of fuel supply or increased prices of fuel as contracts expire; disruptions in the delivery of electricity; inability to comply with regulatory or permit requirements; labor disputes; or natural disasters, all of which could adversely affect Indiana Electric’s business. Further, Indiana Electric currently relies on coal for substantially all of its generation capacity. Currently, Indiana Electric purchases substantially all of its coal supply from a single, unrelated party and, although the coal supply is under long-term contract, the loss of this supplier or transportation interruptions could adversely affect Indiana Electric’s financial condition, results of operations and cash flows. In 2021, Indiana Electric experienced coal supply shortages due to labor shortages that the coal industry is experiencing. While the coal supply shortage that Indiana Electric experienced did not impact its ability to deliver electricity to its customers, labor shortages as well as supply shortages in the future, whether caused by insufficient supply or supplier bankruptcy or other regulatory and supply issues in the mining industry, may lead to increased cost and have a material adverse impact on our operations, which could have a material adverse effect on our financial condition, results of operations and cash flows. See “— Continued disruptions to the supply...”

Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in such payments could adversely affect Houston Electric’s financial condition, results of operations and cash flows.

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity. As of December 31, 2021, Houston Electric provided electric delivery service to approximately 59 REPs. Adverse economic conditions, such as the impact of COVID-19, the February 2021 Winter Storm Event, structural problems in the market served by ERCOT, inflation or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis. Houston Electric’s PUCT-approved tariff outlines the remedies available to Houston Electric in the event that a REP defaults on amounts owed. Among the remedies available to Houston Electric are seeking recourse against any cash deposit, letter of credit, or surety bond provided by the REP or implementing mutually agreeable terms with the REP. Another remedy is to require that customers be shifted to another REP or a provider of last resort. Houston Electric thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. A significant portion of Houston Electric’s billed receivables from REPs are from affiliates of NRG and Vistra Energy Corp. Houston Electric’s aggregate billed receivables balance from REPs as of December 31, 2021 was $207 million. Approximately 40% and 18% of this amount was owed by affiliates of NRG and Vistra Energy Corp., respectively. Any delay or default in payment by REPs could adversely affect Houston Electric’s financial condition, results of operations and cash flows. If a REP was unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made regarding prior payments Houston Electric had received from such REP. For example, following the February 2021 Winter Storm Event, multiple REPs filed for bankruptcy. We are currently capturing the amounts owed by the REPs as a permitted regulatory asset for bad debt expenses, which will be subject to a reasonableness review by the PUCT when we seek recovery in our next base rate case.

Indiana Electric’s execution of its generation transition plan, including its IRP, are subject to various risks, including timely recovery of capital investments and increased costs and risks related to the timing and cost of development and/or construction of new generation facilities.

Indiana requires each electric utility to perform and submit an IRP every three years, unless extended, to the IURC that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next 20-year period on a periodic basis. In February 2018, as part of its electric generation transition plan, Indiana Electric received approval from the IURC to construct a 50 MW universal solar array and a plan to retrofit its largest, most efficient coal-fired generation unit (Culley Unit 3). With respect to its 2019/2020 IRP submitted to the IURC in June 2020, Indiana Electric identified a preferred generation resource that includes the replacement of 730 MW of coal-fired generation facilities with a significant portion composed of renewables, including solar and wind, supported by dispatchable natural gas combustion turbines, including a pipeline to serve such natural gas generation, as well as storage. While the IURC does not approve or reject the IRP, the process involves the issuance of a staff report that provides comments on the IRP. On November 17, 2021, Indiana Electric received the staff report on the IRP. Further, there is no guarantee that the IURC will approve the requests included in any of Indiana Electric’s future filed petitions relating to its IRP.

Even if a generation project is approved, risks associated with the development or construction of any new generation exist, including new legislation restricting or delaying new generation, moratorium legislation, the ability to procure resources needed to build at a reasonable cost, scarcity of resources and labor, ability to appropriately estimate costs of new generation, the effects of potential construction delays, project scope changes, and cost overruns and the ability to meet capacity requirements. For example, we, along with our developers of the Posey solar project, have recently announced plans to downsize the Posey solar project from 300 MW to 200 MW due to supply chain issues experienced in the energy industry, the rising cost of commodities and community feedback. For additional information, see “— Continued disruptions to the supply...” Furthermore, we have announced our intent to acquire and/or develop additional solar and wind facilities as part of our capital plan. However, we have not yet entered into definitive agreements with developers for the acquisition and/or development of such additional projects, and we face significant competition with other bidders for a limited number of such generation facilities that developers plan to construct, including those that are in an acceptable position on the MISO interconnection queue. As a result, suitable generation facility project candidates may not be available on terms and conditions we find acceptable, or the expected benefits of a completed facility may not be realized fully or at all, or may not be realized in the anticipated timeframe. If we are unable to complete or acquire such generation facilities, or if they do not perform as anticipated, our future growth, financial condition, results of operations and cash flows may be adversely affected.

Houston Electric and Indiana Electric, as a member of ERCOT and MISO, respectively, could be subject to higher costs for system improvements, as well as fines or other sanctions as a result of FERC mandatory reliability standards.

Houston Electric and Indiana Electric are members of ERCOT and MISO, respectively, which serve the electric transmission needs of their applicable regions. As a result of their respective participation in ERCOT and MISO, Houston Electric and Indiana Electric do not have operational control over their transmission facilities and are subject to certain costs for improvements to these regional electric transmission systems. In addition, the FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT and Indiana Electric and other utilities within MISO, respectively. The FERC has designated the NERC as the

ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE, a Texas non-profit corporation and for reliability in the portion of MISO that includes Indiana Electric to ReliabilityFirst Corporation, a Delaware non-profit corporation. Compliance with mandatory reliability standards may subject Houston Electric and Indiana Electric to higher operating costs and may result in increased capital expenditures, which may not be fully recoverable in rates. While Houston Electric and Indiana Electric have received minor fines in the past for noncompliance, if Houston Electric or Indiana Electric were to be found to be in noncompliance with applicable mandatory reliability standards again, they would be subject to sanctions, including substantial monetary penalties, which could range as high as over a million dollars per violation per day, and non-monetary penalties, such as having to file a mitigation plan to prevent recurrence of a similar violation and having certain milestones in such plan tracked.

In connection with the February 2021 Winter Storm Event, there have been calls for reform of the Texas electric market, some measure of which, if implemented, could have material adverse impacts on Houston Electric.

Various governmental and regulatory agencies and other entities have called for or are conducting inquiries and investigations into the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, this event, including the electricity generation shortfall issues. Such agencies and entities include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the Texas Attorney General, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service area, among other entities. In addition to questions around preparation and response, some federal and other officials, as well as members of the public and media, have called for reviews and reforms of the Texas electric market, including whether it should continue to be governed by ERCOT or instead be subject to FERC jurisdiction and regulation by joining an ISO such as MISO, as well as the division of the market between power generators, TDUs (such as Houston Electric) and REPs. There are significant uncertainties around these discussions and whether any market structure or governance changes will result therefrom, but if any such reviews and reform efforts ultimately result in changes to how the Texas electric market is structured or regulated, such changes could have a material adverse impact on Houston Electric’s business, financial condition and results of operations. See “—The February 2021 Winter Storm...” below and Note 7 to the consolidated financial statements for further information.

Houston Electric’s use of temporary mobile generation resources is subject to various risks, including related failure to obtain and deploy sufficient mobile generation units, potential performance issues and allegations about Houston Electric’s deployment of the resources (including the planning, execution, and effectiveness of the same), regulatory and environmental requirements, and timely recovery of capital.

Following the February 2021 Winter Storm Event, the Texas legislature passed a new law, effective September 1, 2021, that allows TDUs, like Houston Electric, to lease and operate temporary back-up generation resources during widespread power outages where ERCOT has ordered a TDU to shed load or the TDU’s distribution facilities are not being fully served by the bulk power system under normal operations. In response to this legislation, Houston Electric has entered into short-term and long-term leases with a third party provider to obtain mobile generation units.

However, if Houston Electric is otherwise unable to deploy a sufficient number of mobile generation units in time to respond to a particular event; if the mobile generation units fail to perform as intended; if Houston Electric is otherwise unable to provide back-up generation resources and restore power as intended; or if the use of mobile generation units or their failure to perform causes or is alleged to cause any personal injury, property damage, or other damage or loss due to allegations that it failed to deploy such units reasonably or effectively and failed to respond to particular power outages, Houston Electric could be subject to claims, demands, litigation, liability, regulatory scrutiny, and loss of reputation. As noted above, the legislation prescribes specific and limited use for the mobile generation units, and Houston Electric’s mobile generation units have limited generation capacity, such that in future events customers could still be without power despite deployment of the mobile units.

While Houston Electric has insurance coverage and indemnity rights for its use of mobile generation units, if its insurers or indemnitors fail to meet their indemnity obligations, Houston Electric could be liable for personal injury, property damage, or other damage or loss. Further, the mobile generation units are subject to various environmental regulations and permitting requirements, which could have an impact on Houston Electric’s ability to use these units, and noncompliance with which could subject Houston Electric to further potential liability. The use of mobile generation units is also subject to various requirements of the new legislation, and failure to comply with them could subject Houston Electric to additional liability as well as challenges to its use of mobile generation in general. While Houston Electric will seek to recover the costs of the lease and use of mobile generation units, such recovery is not certain, and Houston Electric’s inability to recover its costs could have a material adverse impact on its financial condition, results of operations and cash flows. For further information, see “— Rate Regulation of Houston Electric’s...”, “— Our insurance coverage may not...” and “— We are subject to operational...”

Risk Factors Affecting Natural Gas’ Business (CenterPoint Energy and CERC)

Rate regulation of Natural Gas may delay or deny its ability to earn an expected return and fully recover its costs.

Natural Gas’ rates are regulated by certain municipalities (in Texas only) and state commissions based on an analysis of Natural Gas’ invested capital, expenses and other factors in a test year (often either fully or partially historic) in comprehensive base rate proceedings, subject to periodic review and adjustment. Each of these proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of Natural Gas’ control. During 2022, Natural Gas has a pending rate case and a proceeding considering recovery of extraordinary natural gas costs during the February 2021 Winter Storm Event in Minnesota. In the Minnesota extraordinary natural gas cost proceeding, various parties have proposed significant disallowances for all natural gas utilities ranging from $45 million to $409 million for CenterPoint Energy and CERC. Natural Gas can make no assurance that these respective base rate and cost recovery proceedings will result in favorable adjustments to its rates, full or adequate cost recovery or approval of other requested items, including, among other things, capital structure and ROE. These base rate proceedings could cause Natural Gas to recover its investments at rates below its requested level, the national average for utilities or recently approved levels for other utilities in those jurisdictions.

The rates that Natural Gas is allowed to charge may not match its costs at any given time, resulting in what is referred to as “regulatory lag.” For example, the MPUC has ordered that the amortization period for extraordinary gas costs resulting from the February 2021 Winter Storm Event be increased from 27-months to 63-months beginning on January 1, 2022, and that CERC forego recovery of the associated carrying costs. Though several interim rate adjustment mechanisms have been approved by jurisdictional regulatory authorities and implemented by Natural Gas to reduce the effects of regulatory lag (for example, CSIA, DRR, GRIP, RRA and RSP), such adjustment mechanisms are subject to the applicable regulatory body’s approval, which we cannot assure would be approved, and are subject to certain limitations that may reduce or otherwise impede Natural Gas’ ability to adjust its rates or result in rates below those requested by Natural Gas.

Natural Gas can make no assurance that filings for such mechanisms will result in favorable adjustments to rates. Notwithstanding the application of the rate mechanisms discussed above, the regulatory process by which rates are determined is subject to change as a result of the legislative process or rulemaking, as the case may be, and may not always be available or result in rates that will produce recovery of Natural Gas’ costs or enable Natural Gas to earn an expected return. Changes to the interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact Natural Gas’ ability to recover its costs in a timely manner. Additionally, inherent in the regulatory process is some level of risk that jurisdictional regulatory authorities may initiate investigations of the prudence of operating expenses incurred or capital investments made by Natural Gas and deny the full recovery of Natural Gas’ cost of service or the full recovery of incurred natural gas costs in rates. To the extent the regulatory process does not allow Natural Gas to make a full and timely recovery of appropriate costs, its financial condition, results of operations and cash flows could be adversely affected. For further information on rate case proceedings and interim rate adjustment mechanisms, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report.

Unlike CERC, Indiana Gas, SIGECO’s natural gas distribution business and VEDO must seek approval by the IURC and PUCO, as applicable, for long-term financing authority. This authority allows these utilities the flexibility to enter into various financing arrangements. In the event that the IURC or PUCO do not approve these utilities’ respective financing authorities, they may not be able to fully execute their financing plans and their respective financial conditions, results of operations and cash flows could be adversely affected. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.”

Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for Natural Gas’ customers.

Natural Gas depends on third-party service providers to maintain an adequate supply of natural gas and for available storage and intrastate and interstate pipeline capacity to satisfy its customers’ needs, all of which are critical to system reliability. Substantially all of Natural Gas’ natural gas supply is purchased from intrastate and interstate pipelines. If Natural Gas is unable to secure an independent natural gas supply of its own or through its affiliates or if third-party service providers fail to timely deliver natural gas to meet Natural Gas’ requirements, the resulting decrease in natural gas supply in Natural Gas’ service territories could have a material adverse effect on its financial condition, results of operations and cash flows. Additionally, a significant disruption, whether through reduced intrastate and interstate pipeline transmission or storage capacity or other events affecting natural gas supply, including, but not limited to, operational failures, hurricanes, tornadoes, floods, severe winter weather conditions, acts of terrorism or cyberattacks or changes in legislative or regulatory requirements, could also adversely affect Natural Gas’ businesses. Further, to the extent that Natural Gas’ natural gas requirements cannot be met through access to or continued use of existing natural gas infrastructure or if additional infrastructure, including onshore and offshore exploration and production facilities, gathering and processing systems and pipeline and storage capacity is not constructed at a rate that satisfies demand, then Natural Gas’ operations could be negatively affected. For additional risks related to the February 2021 Winter Storm Event, see “—The February 2021 Winter Storm...” below and Note 7 to the consolidated condensed financial statements for further information.

Natural Gas is subject to fluctuations in notional natural gas prices, which could affect the ability of its suppliers and customers to meet their obligations or may impact our operations which could adversely affect CERC’s financial condition, results of operations and cash flows.

Natural Gas is subject to risk associated with changes in the notional price of natural gas. Increases in natural gas prices might affect Natural Gas’ ability to collect balances due from customers and could create the potential for uncollectible accounts expense to exceed the recoverable levels built into tariff rates. In addition, a sustained period of high natural gas prices could (i) decrease demand for natural gas in the areas in which Natural Gas operates, thereby resulting in decreased sales and revenues and (ii) increase the risk that Natural Gas’ suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase working capital requirements by increasing the investment that must be made to maintain natural gas inventory levels. For additional risks related to the February 2021 Winter Storm Event, see “—The February 2021 Winter Storm...” below and Note 7 to the consolidated condensed financial statements for further information.

A decline in CERC’s credit rating could result in CERC having to provide collateral under its shipping arrangements or to purchase natural gas, which consequently would increase its cash requirements and adversely affect its financial condition.

If CERC’s credit rating were to decline, it might be required to post cash collateral under its shipping arrangements or to purchase natural gas. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when CERC was experiencing significant working capital requirements or otherwise lacked liquidity, CERC’s financial condition, results of operations and cash flows could be adversely affected. For additional risks related to the February 2021 Winter Storm Event, see “—The February 2021 Winter Storm...” below and Note 7 to the consolidated condensed financial statements for further information.

Natural Gas must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on CERC’s financial condition, results of operations and cash flows.

Natural Gas competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other natural gas distributors and marketers also compete directly with Natural Gas for natural gas sales to end users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass Natural Gas’ facilities and market, sell and/or transport natural gas directly to commercial and industrial customers. Any reduction in the amount of natural gas delivered by Natural Gas as a result of competition with alternate energy sources may have an adverse impact on CERC’s financial condition, results of operations and cash flows.

Risk Factors Affecting Energy Systems Group’s Business (CenterPoint Energy)

Energy Systems Group’s operations could be adversely affected by a number of factors.

Energy Systems Group’s business results are dependent on a number of factors. The industry in which Energy Systems Group operates is competitive and many of the contracts are subject to a bidding process. Should Energy Systems Group be unsuccessful in bidding contracts (for example, federal Indefinite Delivery/Indefinite Quantity contracts), results of operations could be impacted. Through competitive bidding, the volume of contracted work could vary significantly from year to year. Further, to the extent there are unanticipated cost increases in completion of the contracted work or issues arise where amounts due for work performed may not be collected, the profit margin realized on any single project could be reduced. Changes in legislation and regulations impacting the sectors in which the customers served by Energy Systems Group operate could adversely impact operating results. Additionally, Energy Systems Group’s business is subject to other risks including, but not limited to, the following: the discontinuation of the federal ESPC and UESC programs; the inability of customers to finance projects; failure to appropriately design, construct or operate projects; increased project delays and backlogs, particularly in the federal sector, increases in costs and shortages in supply materials due to the COVID-19 pandemic and other factors; cancellation of projects by customers or reductions in the scope of the projects; and obligations related to warranties, guarantees and other contractual and legal obligations.

Energy Systems Group’s business has performance and warranty obligations, some of which are guaranteed by CenterPoint Energy.

In the normal course of business, Energy Systems Group issues performance bonds and other forms of assurance that commit it to operate facilities, pay vendors or subcontractors and support warranty obligations. As the parent company, CenterPoint Energy or Vectren has, and will, from time to time guarantee its subsidiaries’ commitments. These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations to allow the subsidiary the flexibility to conduct business without posting other forms of collateral. Neither CenterPoint Energy nor Vectren has been called upon to satisfy any obligations pursuant to these parental guarantees to date.

Risk Factors Affecting Our Businesses

We are subject to operational and financial risks and liabilities arising from environmental laws and regulations, including regulation of CCR and climate change legislation. We could also experience reduced demand for our services, including certain local initiatives to prohibit new natural gas service and increase electrification initiatives in jurisdictions served by Natural Gas.

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric generating facilities and electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, including among others, restricting the use of fossil fuels through future climate legislation or regulation, restricting the use of natural gas-fired appliances in new homes, limiting airborne emissions from generating facilities, restricting the way we manage wastes, including wastewater discharges and air emissions and requiring remedial action or monitoring to mitigate environmental actions caused by our operations or attributable to former operations. We may need to spend substantial amounts and devote other resources from time to time to comply with these requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, revocation of permits, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean, restore and monitor sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Regulatory agencies have also adopted, and from time to time consider adopting, new legislation and/or modifying existing laws and regulations to reduce GHGs. There continues to be a wide-ranging policy and regulatory debate, both nationally and internationally, regarding the potential impact of GHGs and possible means for their regulation. The EPA has expanded its existing GHG emissions reporting requirements, which could also lead to further regulation of GHGs by the EPA. The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment, which is expected to continue under the Biden administration. For example, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change, as well as an executive order requiring agencies to review environmental actions taken by the Trump administration. The Biden administration also issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. President Biden also recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions and

100% carbon-free electricity by 2035, which formed the basis of the United States’ commitments announced in Glasgow. Reentry into the Paris Agreement, revised climate commitments coming out of the 2021 United Nations Climate Change Conference held in Glasgow, Scotland and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. Potential future restrictions include, among other things, the United States enacting additional GHG regulations and mandated financial, emissions and other disclosures. As a distributor and transporter of natural gas, Natural Gas’ revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or that would have the effect of reducing the consumption of natural gas. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be greater than the amounts we currently anticipate. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services. For further discussion, see “Business—Environmental Matters” in Item 1 and “ —Natural Gas must compete with...”

Evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels may have substantial impacts on CenterPoint Energy’s electric generation and natural gas businesses. For example, because Indiana Electric’s current generating facilities substantially rely on coal for their operations, certain financial institutions choose not to participate in CenterPoint Energy’s financing arrangements. Further, some investors may choose to not invest in CenterPoint Energy due to CenterPoint Energy’s use of fossil fuels. Also, certain cities in CenterPoint Energy’s Natural Gas operational footprint have adopted initiatives to prohibit the construction of new natural gas facilities that would provide service and focus on electrification. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. Certain state and local governments in states such as New York and California have also passed, or are considering, legislation banning the use of natural gas-fired appliances in new homes, which could affect consumer use of natural gas. Should such bans be enacted within Natural Gas’ operational footprint, they could adversely affect consumer demand for natural gas. Any such initiatives and legislation could adversely affect CenterPoint Energy’s results of operations.

CenterPoint Energy is subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve its carbon emission reduction goals.

In September 2021, CenterPoint Energy announced its new net zero emission goals for Scope 1 and 2 emissions by 2035 and a 20-30% reduction in Scope 3 emissions by 2035 as compared to 2021 levels. CenterPoint Energy’s analysis and plan for execution requires it to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of CenterPoint Energy’s underlying assumptions prove incorrect, its actual results and ability to achieve net zero emissions by 2035 could differ materially from its expectations. Certain of the assumptions that could impact CenterPoint Energy’s ability to meet its net zero emissions goals include, but are not limited to: emission levels, service territory size and capacity needs remaining in line with expectations; regulatory approval of Indiana Electric’s generation transition plan; impacts of future environmental regulations or legislation; impact of future carbon pricing regulations or legislation, including a future carbon tax; price, availability and regulation of carbon offsets; price of fuel, such as natural gas; cost of energy generation technologies, such as wind and solar, natural gas and storage solutions; adoption of alternative energy by the public, including adoption of electric vehicles; rate of technology innovation with regards to alternative energy resources; CenterPoint Energy’s ability to implement its modernization plans for its pipelines and facilities; the ability to complete and implement generation alternatives to Indiana Electric’s coal generation and retirement dates of Indiana Electric’s coal facilities by 2035; the ability to construct and/or permit new natural gas pipelines; the ability to procure resources needed to build at a reasonable cost, the lack of or scarcity of resources and labor, any project cancellations, construction delays or overruns and the ability to appropriately estimate costs of new generation; impact of any supply chain disruptions; changes in applicable standards or methodologies; and enhancement of energy efficiencies. Our businesses may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

Developing and implementing plans for compliance with voluntary climate commitments can lead to additional capital, personnel and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. To the extent that we believe any of these costs are recoverable in rates, cost recovery could be resisted by our regulators and our regulators might attempt to deny or defer timely recovery of these costs. Moreover, we cannot predict the ultimate impact of achieving our emissions reduction goals, or the various implementation aspects, on our system reliability or our financial condition and results of operations.

Continued disruptions to the global supply chain may lead to higher prices for goods and services and impact our operations, which could have a material adverse impact on our ability to execute our capital plan and on our financial condition, results of operations and cash flows.

The global supply chain has experienced and is expected to continue to experience disruptions due to a multitude of factors, such as the COVID-19 pandemic, labor shortages, resource availability, long lead time, inflation and weather, and these disruptions have adversely impacted the utility industry. We have experienced disruptions to our supply chain, as well as increased prices, and we may continue to experience this in the future. For example, we, along with the developer of the project, recently announced plans to downsize the previously announced solar array to be built in Posey County, Indiana from 300 MW to 200 MW due to supply chain issues experienced in the energy industry, the rising cost of commodities and community feedback. Additionally, we, as well as other companies in our industry, have experienced difficulties in procuring certain materials necessary for the transmission and distribution of power, such as transformers, wires, cables and meters. We may continue to experience difficulties in procuring these resources and others necessary to operate our businesses in the future, and if we were to experience other significant supply chain disruptions in the future, we may not be able to procure the resources, including labor, needed to fully execute on our ten-year capital plan or achieve our net zero emission goals. Even if we are able to procure the necessary resources, we might not be able to do so at a reasonable cost or in a timely manner which could result in project cancellations or scope changes, delays, cost overruns and under-recovery of costs. If we are unable to fully execute on capital plans as a result of supply chain disruptions, our financial condition, results of operations and cash flows may be materially and adversely affected.

The February 2021 Winter Storm Event caused severe disruptions in certain of our jurisdictions and could have a material adverse impact to our financial condition, results of operations, cash flows and liquidity.

In February 2021, certain of our jurisdictions experienced an extreme and unprecedented winter weather event with prolonged freezing temperatures that resulted in an electricity generation shortage in our Houston Electric service area, which impacted our businesses. The electricity generation shortages necessitated ERCOT to direct TDUs, including Houston Electric, to implement controlled outages in their respective service areas. In compliance with ERCOT’s directives and emergency procedures, Houston Electric implemented controlled electricity outages across its service territory, resulting in a substantial number of its customers (on certain days over a million residents) being without power, many for extended periods of time. ERCOT has stated that the electric outages were necessary to avoid prolonged large-scale, state-wide blackouts and long-term damage to the electric system in Texas. As a result, Houston Electric’s sales of transmission and distribution services were diminished or interrupted for several days. Additionally, the electricity generation shortage resulted in wholesale electricity prices increasing to their maximum allowed limit.

During and in the aftermath of the February 2021 Winter Storm Event, the Texas legislature revised applicable statutes and granted the PUCT and ERCOT additional regulatory authority, both oversight and enforcement, that focuses on ensuring that ERCOT market participants, including power generation facilities and TDUs (like Houston Electric), have sufficient winterization standards and protection. Houston Electric is in compliance with the requirements applicable to it. If any additional protections are required in the future, complying with these new protections may increase the cost of electricity and reduce consumption of electricity by ultimate consumers in Houston Electric’s service territory, which could adversely affect Houston Electric’s results of operations. Any potential decreases in customer usage due to higher electricity prices charged by REPs may not result in increased base rates charged by Houston Electric for its services until its next general base rate proceeding. For further information on Houston Electric’s regulatory proceedings, see “— Rate regulation of Houston Electric’s...”

Furthermore, the February 2021 Winter Storm Event also impacted the wholesale prices CenterPoint Energy and CERC paid for natural gas and their ability to service customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity, impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and their ability to transport natural gas, among other things. In particular, the February 2021 Winter Storm Event also caused severe disruptions in the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their utility operations, resulting in extraordinary increases in the price of natural gas to CenterPoint Energy and CERC. From February 12, 2021 to February 22, 2021, CenterPoint Energy spent approximately an incremental $2.2 billion more on natural gas supplies compared to plan. These amounts are based on final settlements of supplier and pipeline invoices from February 2021, including amounts negotiated to resolve disputes with various suppliers as of January 2022.

In addition to the risks discussed in this risk factor, for further information on risks related to:

•the arranging of future financings on acceptable terms, see “— If we are unable to...”;
•the ability to receive payment from a REP, see “— Houston Electric’s receivables are primarily...”
•the ability to seek recovery of the additional costs of natural gas, see “— Rate regulation of Natural Gas...”;
•access to natural gas supplies, see “— Access to natural gas supplies...”;
•various regulatory, investigations, litigation or other proceedings, see “— In connection with the February...” and Note 16 to the consolidated condensed financial statements;
•the fluctuations in notional natural gas prices, see “— Natural Gas is subject to...”; and
•the impact of a decline in CERC’s credit rating, see “— A decline in CERC’s credit ...”

Our financial condition, results of operations and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

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
•failure to obtain in a timely manner and at reasonable prices the necessary fuel, such as coal and natural gas, building materials or other items needed to operate our facilities;
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

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our revenues and results of operations are seasonal.

A significant portion of Houston Electric’s revenues is derived from rates that it collects from each REP based on the amount of electricity it delivers on behalf of such REP. Similarly, Indiana Electric’s revenues are derived from rates it charges its customers to provide electricity. Natural Gas’ revenues are primarily derived from natural gas sales. Consequently, Houston Electric’s, Indiana Electric’s and Natural Gas’ revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity and natural gas usage, as applicable. Houston Electric’s revenues are generally higher during the warmer months. As in certain past years, unusually mild weather in the warmer months could diminish Houston Electric’s results of operations and harm its financial condition. Conversely, as in certain past years, extreme warm weather conditions could increase Houston Electric’s results of operations in a manner that would not likely be annually recurring. A significant portion of Indiana Electric’s sales are for space heating and cooling. Consequently, as in certain past years, Indiana Electric’s results of operations may be adversely affected by warmer-than-normal heating season weather or colder-than-normal cooling season weather, while more extreme seasonal weather conditions could increase Indiana Electric’s results of operations in a manner that would not likely be annually recurring. Natural Gas’ revenues are customarily higher during the winter months. As in certain past years, unusually mild weather in the winter months could diminish Natural Gas’ results of operations and harm its financial condition. Conversely, as occurred in certain past years, extreme cold weather conditions could increase its results of operations in a manner that would not likely be annually recurring. For information related to our weather hedges, see Note 9(a) to the consolidated financial statements. For additional risks related to the February 2021 Winter Storm Event, see “—The February 2021 Winter Storm...” below and Note 7 to the consolidated condensed financial statements for further information.

Climate change could adversely impact financial results from our businesses and result in more frequent and more severe weather events that could adversely affect our results of operations.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories and our business. If climate changes occur that result in warmer temperatures than normal in our service territories, financial results from our businesses could be adversely impacted. For example, where natural gas is used to heat homes and businesses, warmer weather might result in less natural gas being used, adversely affecting us. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and severe winter weather conditions, including ice storms, all of which may impact our operations and ability to serve our customers. To the extent the frequency and severity of extreme weather events increases, our costs of providing service may increase, including the costs and availability of procuring insurance related to such impacts, and those costs may not be recoverable. Further, events of extreme weather could make it unsafe or hinder the effectiveness of our employees to fix, maintain and restore power to affected areas and could harm our reputation. Since certain of our facilities are located along or near the Texas gulf coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. Our electric and Natural Gas operations in our service territories were both also impacted by the February 2021 Winter Storm Event. In the long term, climate change could also cause shifts in population, including customers moving away from our service territories. When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results are impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs. To the extent we are unable to recover those costs, or if recovery of such costs results in higher rates and reduced demand for our services, our future financial results may be adversely impacted. Any such decreased energy use may also require us to retire current infrastructure that is no longer needed. Similarly, public and private efforts to address climate change, such as by legislation, regulation, actions by private interest groups, and litigation, could impact our ability to continue operating our businesses as we do today, significant aspects of which rely on fossil fuels. These initiatives could have a significant impact on us and our operations as well as on our third party suppliers, vendors and partners, which could impact us by among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to us. In September 2021, CenterPoint Energy announced its new net zero emission goals for Scope 1 and 2 emissions by 2035 and a 20-30% reduction in Scope 3 emissions by 2035 as compared to 2021 levels. Finally, we may be subject to climate change litigation, which could result in substantial fines, penalties or damages and restrictions on our operations. The oil and gas industry has already faced such litigation, challenging its marketing and use of fossil fuels and attributing climate change to emissions resulting from the use of fossil fuels, and other industries, including ours, could face such litigation in the future. For more information, see Note 7 to the consolidated financial statements, “— The February 2021 Winter Storm...” and “— CenterPoint Energy is subject to operational and financial risks...”

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging infrastructure assets, including the failure of equipment or processes and potential breakdowns due to such aging. The age of certain of our assets may result in a need for replacement or higher level of maintenance costs because of our risk based federal and state compliant integrity management programs.  Failure to achieve timely and full recovery of these expenses could adversely impact revenues and could result in increased capital expenditures or expenses. In addition, the nature of information available on aging infrastructure assets may make inspections, maintenance, upgrading and replacement of the assets particularly challenging. Also, our ability to successfully maintain or replace our aging infrastructure may be delayed or be at a greater cost than anticipated due to supply chain disruptions. Further, with respect to Natural Gas’ operations, if certain pipeline replacements (for example, cast-iron or bare steel pipe) are not completed timely or successfully, government agencies and private parties might allege the uncompleted replacements caused events such as fires, explosions or leaks. Although we maintain insurance for certain of our facilities, our insurance coverage may not be sufficient in the event that a catastrophic loss is alleged to have been caused by a failure to timely complete equipment replacements. Insufficient insurance coverage and increased insurance costs could adversely impact our financial condition, results of operations and cash flows. Finally, aging infrastructure may complicate our utility operations ability to address climate change concerns and efforts to enhance resiliency and reliability. See “— Continued disruptions to the supply...”
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

Our future success will depend, in part, on our ability to anticipate and adapt to these technological changes in a cost-effective manner, to offer, on a timely basis, reliable services that meet customer demands and evolving industry standards, and to recover all, or a significant portion of, any unrecovered investment in obsolete assets. If we fail to adapt successfully to any technological change or obsolescence, fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, or if implemented technology does not operate as anticipated, our businesses, financial condition, results of operations and cash flows could be materially and adversely affected.

Our potential business strategies and strategic initiatives, including merger and acquisition activities and the disposition of assets or businesses, may not be completed or perform as expected, adversely affecting our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows depend, in part, on our management’s ability to implement our business strategies successfully and realize the anticipated benefits therefrom. From time to time we have made, and may continue to make, acquisitions or divestitures of businesses and assets, such as our recently completed sale of our Natural Gas businesses in Arkansas and Oklahoma and the recently completed Enable Merger and subsequent sale of Energy Transfer Common Units and Energy Transfer Series G Preferred Units, form joint ventures or undertake restructurings. However, suitable acquisition candidates or potential buyers may not continue to be available on terms and conditions we find acceptable, or the expected benefits of completed acquisitions or dispositions may not be realized fully or at all, or may not be realized in the anticipated timeframe. If we are unable to make acquisitions, or if those acquisitions do not perform as anticipated, our future growth may be adversely affected. Further, any completed or future acquisitions involve substantial risks, including the following:

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

We are exposed to risks related to reduction in energy consumption due to factors such as changes in customers’ perceptions from incidents of other utilities involving natural gas pipelines.

Our businesses are affected by reduction in energy consumption due to factors including economic, climate and market conditions in our service territories, energy efficiency initiatives, use of alternative technologies and changes in our customers’ perceptions regarding natural gas usage as a result of incidents of other utilities involving natural gas pipelines, which could impact our ability to grow our customer base and our rate of growth. Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional delivery facilities. Customer growth and customer usage are affected by a number of factors outside our control, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, including population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. Declines in demand for electricity and natural gas in our service territories due to pipeline incidents of other utilities, increased electricity and natural gas prices as experienced during the February 2021 Winter Storm Event and economic downturns, among other factors, could reduce overall usage and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and natural gas. Although Houston Electric’s and Indiana Electric’s transmission and distribution businesses are subject to regulated allowable rates of return and recovery of certain costs under periodic adjustment clauses, overall declines in electricity delivered and used as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. A reduction in the rate of economic, employment and/or population growth could result in lower growth and reduced demand for and usage of electricity and natural gas in such service territories. Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or natural gas or number of customers and may result in our failure to fully realize anticipated benefits from significant capital investments and expenditures, which could have a material adverse effect on our financial condition, results of operations and cash flows.

General Risk Factors Affecting Our Businesses

Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our reputation, financial condition, results of operations and cash flows.

We are subject to cyber and physical security risks related to adversaries attacking information technology systems, network infrastructure, technology and facilities used to conduct almost all of our businesses, which includes, among other things, (i) managing operations and other business processes and (ii) protecting sensitive information maintained in the normal course of business. For example, the operation of our electric generation, transmission and distribution systems are dependent on not only physical interconnection of our facilities but also on communications among the various components of our systems and third-party systems. This reliance on information and communication between and among those components has increased since deployment of the intelligent grid, smart devices and operational technologies across our businesses. Further, certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a cyberattack or unauthorized access in any one of these systems could potentially impact the other systems. Similarly, our business operations are interconnected with external networks and facilities. For example, the operation of an efficient deregulated wholesale and retail electric market in Texas mandates communication with ERCOT, and competitive retailers; and our Indiana Electric organization has a similar relationship with MISO. Also, the distribution of natural gas to our customers requires communications with third-party systems. Disruption of those communications, whether caused by physical disruption such as storms or other natural disasters, by failure of equipment or technology or by manmade events, such as cyberattacks or acts of terrorism, may disrupt our ability to conduct operations and control assets.

Cyberattacks, including phishing attacks and threats from the use of malicious code such as malware, ransomware and viruses, and unauthorized access could also result in the loss, or unauthorized use, of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, increase costs and subject us to possible legal claims and liability. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such attacks, our cybersecurity program does not prevent all breaches or cyberattack incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and those of third parties, including vendors, suppliers, contractors and quasi government entities, like ERCOT and MISO, who perform certain services for us or administer and maintain our sensitive information. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted attacks have advanced in sophistication and number around the world. We are not fully insured against all cybersecurity risks, any of which could adversely affect our reputation and could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on the secure operations of our physical assets to transport the energy we deliver and our information technology to process, transmit and store electronic information, including information and operational technology we use to safely operate our energy transportation systems. Security breaches or acts of terrorism could expose our business to a risk of loss, misuse or interruption of critical physical assets or information and functions that affect our operations, as well as potential data privacy breaches and loss of protected personal information. Such losses could result in operational impacts, damage to our assets, public or personal safety incidents, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, litigation and a potential material adverse effect on our operations, financial condition, results of operations and cash flows. There is no certainty that costs incurred related to securing against security threats will be completely recoverable through rates.

Compliance with and changes in cybersecurity laws and regulations have a cost and operational impact on our business, and failure to comply with such requirements could adversely impact our reputation, financial condition, results of operations and cash flows.

Cyberattacks are becoming more sophisticated, and U.S. government warnings have indicated that infrastructure assets, including pipelines and electric generation and infrastructure, may be specifically targeted by certain groups. In the second and third quarters of 2021, the TSA announced two new security directives in response to a ransomware attack on the Colonial Pipeline that occurred in 2021. These directives require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. We may be required to expend significant additional resources and costs to respond to cyberattacks, to continue to modify or enhance our protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. There is no certainty that such costs incurred will be recovered through rates. Any failure to remain in compliance with these government regulations or failure in our cybersecurity protective measures may result in enforcement actions which may have a material adverse effect on our reputation, financial condition, results of operations and cash flows.

Failure to maintain the security of personally identifiable information could adversely affect us.

In connection with our businesses, we and our vendors, suppliers and contractors collect and retain personally identifiable information (for example, information of our customers, shareholders, suppliers and employees), and there is an expectation that we and such third parties will adequately protect that information. The regulatory environment surrounding information security and data privacy is increasingly demanding. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant costs, fines and penalties and liabilities for us. While we have implemented and maintain a data privacy program designed to protect personal information from any attacks, our data privacy programs does not prevent all security or privacy breaches. Some of our third party vendors who maintain personally identifiable information have experienced a breach of their data privacy. A significant theft, loss or fraudulent use of the personally identifiable information we maintain or failure of our vendors, suppliers and contractors to use or maintain such data in accordance with contractual provisions and other legal requirements could adversely impact our reputation and could result in significant costs, fines and penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

Our insurance coverage may not be sufficient. Insufficient insurance coverage and increased insurance costs could adversely impact our financial condition, results of operations and cash flows.

We currently have insurance in place, such as general liability and property insurance, to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of our facilities may not be sufficient to fully cover or restore the loss or damage without negative impact on our financial condition, results of operations and cash flows. Costs, damages and other liabilities related to recent events and incidents that affected other utilities, such as wildfires, winter storms and explosions, among other things, have exceeded or could exceed such utilities’ insurance coverage. Further, as a result of these recent events and incidents, the marketplace for insurance coverage to utility companies may be unavailable or limited in capacity or any such available coverage may be deemed by us to be cost prohibitive under current conditions. Insurance premiums for any such coverage, if available, may not be eligible for recovery, whether in full or in part, by us through the rates charged by our utility businesses.

In common with other companies in its line of business that serve coastal regions, Houston Electric does not have insurance covering its transmission and distribution system, other than substations, because Houston Electric believes it to be cost prohibitive and insurance capacity to be limited. Historically, Houston Electric has been able to recover the costs incurred in restoring its transmission and distribution properties following hurricanes or other disasters through issuance of storm restoration bonds or a change in its regulated rates or otherwise. In the future, any such recovery may not be granted. Therefore, Houston Electric may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its financial condition, results of operations and cash flows.

We face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce and cyber security risks, which could adversely impact our financial condition, results of operations, cash flows and liquidity.

The COVID-19 pandemic continues to evolve and adversely affect current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the United States has resulted in, and could continue to result in, lower growth and reduced demand for and usage of electricity and natural gas in our service territories, particularly among our commercial and industrial customers, as customer facilities close, remain closed or potentially close again. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, has also been negatively affected under the current economic conditions and previously resulted in an increase to allowance for credit losses. To the extent these conditions in our service territories persist, our bad debt expense from uncollectible accounts could continue to increase, negatively impacting our financial condition, results of operations and cash flows. REPs have and could continue to encounter financial difficulties, including bankruptcies, which could impair their ability to pay for Houston Electric’s services or could cause them to delay such payments, adversely affecting Houston Electric’s cash flows and liquidity. Additionally, our state and local regulatory agencies, in response to a federal mandate or otherwise, could impose restrictions on the rates we charge to provide our services, including the inability to implement approved rates, or delay actions with respect to our rate cases and filings. The COVID-19 pandemic may affect our ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements. For further information on COVID-19 regulatory matters, please see Note 7 to the consolidated financial statements, which information is incorporated herein by reference.

Additionally, various federal, state, and local governmental entities continue to pass legislation, issue orders, and take other measures to respond to the COVID-19 pandemic, including vaccination, testing and masking requirements. Some of these governmental requirements conflict with others presenting challenges to businesses like ours in interpreting, implementing, and complying with them. Governmental requirements have also been subject to challenges in litigation, such as OSHA’s Emergency Temporary Standard, mandating vaccination for certain employers, which was recently withdrawn by OSHA after being stayed by the Supreme Court of the United States.

With respect to our supply chain, to the extent we experience such disruptions in our supply chain that limit our ability to obtain materials and equipment necessary for our businesses, whether through delayed order fulfillment, limited production or unavailability due to COVID-19, we may be unable to perform our operations timely or as anticipated, which could result in service or construction delays, project cancellations or increased costs. Furthermore, in the event key officers or a substantial portion of our workforce were to be impacted by COVID-19 for an extended period of time, we may face challenges with respect to our services or operations and we may not be able to execute our capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, even with the availability of a vaccine therefor, and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19 and variants, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, shortages of employees, materials and equipment, facility shutdowns or business closures. As appropriate, based on conditions, we have modified certain business and workforce practices (including those related to employee travel, employee work locations and participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. While certain of our personnel have been, and may continue to be, quarantined, our operations and corporate functions have not been significantly adversely affected to date. As of the date of this Form 10-K, the vast majority of our workforce works from their regular work locations. As appropriate, we have adjusted our operational protocols to minimize exposure and risk to our field personnel, customers and the communities we serve, while continuing to maintain the work activities necessary for safe and reliable service to our customers. Even with increased safety precautions, we cannot assure that such adjustments and precautions will be sufficient to minimize exposure to and risk from COVID-19. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees. Additionally, in the event that customers, contractors, employees or others were to allege that they contracted COVID-19 because of actions we took or failed to take, we could face claims, lawsuits and potential legal liability. In addition to the reasonableness of our actions and efforts to comply with applicable COVID-19 guidance, our exposure and ultimate liability would depend upon the applicability of workers’ compensation, the availability of insurance coverage and limitations on liability being considered or enacted at the state and federal level. For more information, see “— Continued disruptions to the supply...”

Experts have observed an increase in the volume and the sophistication of cyberattacks since the beginning of the COVID-19 pandemic. Any technology system breaches and/or data privacy incidents could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information and adversely affect our business, financial condition and results of operations. For those employees and third-party service providers who continue to work remotely, we face heightened cyber security and privacy risks related to unauthorized system access, aggressive social engineering tactics and adversaries attacking the information technology systems, network infrastructure, technology and facilities used to conduct our business. The increase in the remote working arrangements of our employees initially as a result of the COVID-19 pandemic required enhancements and modifications to our information technology infrastructure (for example, virtual private network, or VPN, and remote collaboration systems), and any failures of these technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct our ordinary operations and expose us to increased risk or impact of a cyberattack. See “— Cyberattacks, physical security breaches, acts...”

We will continue to monitor developments affecting our employees, customers and operations. At this time, however, we cannot predict the extent or duration of the COVID-19 pandemic or its future effects on national, state and local economies, including the impact on our ability to access capital markets, our supply chain, our business strategies and plans and our workforce, nor can we estimate the potential adverse impact from COVID-19 on our financial condition, results of operations, cash flows and liquidity. Other future epidemics and outbreaks may result in potential adverse impacts similar to, or worse than, those from COVID-19.

Our success depends upon our ability to attract, effectively transition, motivate and retain key employees and identify and develop talent to succeed senior management.

We depend on senior executive officers and other key personnel. Our success depends on our ability to attract, effectively transition and retain key personnel. Further tightening of the labor market and increasing wages to attract and retain key personnel may adversely affect our ability to attract and retain key personnel. The inability to recruit and retain or effectively transition key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, because of the reliance on our management team, our future success depends in part on our ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critically important to the successful implementation of our strategies.

Failure to attract and retain an appropriately qualified workforce and maintain good labor relations could adversely impact the operations of our facilities and our results of operations.

Our businesses are dependent on recruiting, retaining and motivating employees. Like many companies in the utilities industry and other industries, we have experienced higher than normal turnover of employees as a result of a number of factors, including the COVID-19 pandemic, a tightening labor market, increasing remote working opportunities, employees shifting industries, individuals deciding not to work and a maturing workforce. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our businesses, particularly the specialized skills and knowledge required to construct and operate generation facilities, a technology-enabled power grid and transmission and distribution facilities, among other facilities. If we are unable to successfully attract and retain an appropriately qualified workforce, our ability to execute on our 10-year capital plan and our results of operations could be negatively affected.

Furthermore, the operations of our facilities depends on good labor relations with our employees, and several of our businesses have in place collective bargaining agreements with different labor unions, comprising approximately 37% of our workforce. We have several separate bargaining units, each with a unique collective bargaining agreement described further in Note 8(j) to the consolidated financial statements, which information is incorporated herein by reference. The collective bargaining agreements with USW Locals 13-227, USW Locals 13-1 and IBEW Local 702 related to Natural Gas and CenterPoint Energy employees are scheduled to expire in June 2022, July 2022 and June 2022, respectively, and negotiations of these agreements are expected to be completed before the respective expirations. Any failure to reach an agreement on new labor contracts or to negotiate these labor contracts might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have a material adverse effect on our businesses, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our businesses, results of operations and cash flows.

Changing demographics, poor investment performance of pension plan assets and other factors adversely affecting the calculation of pension liabilities could unfavorably impact our financial condition, results of operations and liquidity.

CenterPoint Energy and its subsidiaries maintain qualified defined benefit pension plans covering certain of its employees. Costs associated with these plans are dependent upon a number of factors including the investment returns on plan assets, the level of interest rates used to calculate the funded status of the plan, contributions to the plan, the number of plan participants and government regulations with respect to funding requirements and the calculation of plan liabilities. Funding requirements may increase and CenterPoint Energy may be required to make unplanned contributions in the event of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations, or government regulations that increase minimum funding requirements or the pension liability. In addition to affecting CenterPoint Energy’s funding requirements, these factors could adversely affect our financial condition, results of operations and liquidity.

We may be significantly affected by changes in federal income tax laws and regulations, including any comprehensive federal tax reform legislation.

Our businesses are impacted by U.S. federal income tax policy. Under the current administration with the Senate and House of Representatives controlled by the Democratic Party, comprehensive federal tax reform legislation could be enacted that may significantly change the federal income tax laws applicable to domestic businesses, including changes that may increase the federal income tax rate and impact investment incentives and deductions for depreciation and interest, among other deductions. While CenterPoint Energy and its subsidiaries cannot assess the overall impact of any such potential legislation on our businesses, it is possible that our financial condition, results of operations or cash flows could be negatively impacted. Furthermore, with any enacted federal tax reform legislation, it is uncertain how state commissions and local municipalities may require us to respond to the effects of such tax legislation, including determining the treatment of EDIT and other increases and decreases in our revenue requirements. As such, potential regulatory actions in response to any enacted tax legislation could adversely affect our financial condition, results of operations and cash flows.

We are involved in numerous legal proceedings, the outcomes of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

The Registrants are subject to numerous legal proceedings, the most significant of which are summarized in Note 16 to the consolidated financial statements to the Registrants’ respective consolidated financial statements. Litigation is subject to many uncertainties, and recent trends suggest that jury verdicts and other liability have been increasing, and the Registrants cannot predict the outcome of all matters with assurance. Additionally, under some circumstances, the Registrants could potentially have claims filed against them or incur liabilities associated with assets and businesses no longer owned by them as a result of sales, divestitures or other transfers to third parties who may be unable to fulfill their indemnity obligations to the Registrants. Final resolution of these matters, or any potential future claims or liabilities, may require additional expenditures over an extended period of time that may be in excess of established insurance or reserves and may have a material adverse effect on the Registrants’ financial results.

Our businesses may be adversely affected by the intentional misconduct of our employees.

We are committed to living our core values of safety, integrity, accountability, initiative and respect and complying with all applicable laws and regulations. Despite that commitment and efforts to prevent misconduct, it is possible for employees to engage in intentional misconduct, fail to uphold our core values, and violate laws and regulations for individual gain through contract or procurement fraud, misappropriation, bribery or corruption, fraudulent related-party transactions and serious breaches of our Ethics and Compliance Code and other policies. If such intentional misconduct by employees should occur, it could result in substantial liability, higher costs, increased regulatory scrutiny and negative public perceptions, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. From time to time, including as part of our Ethics and Compliance program’s efforts to detect misconduct, we become aware of and expect to continue to become aware of instances of employee misconduct, which we investigate, remediate and disclose as appropriate and proportionate to the incident.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following discussion is based on the Registrants’ businesses as of December 31, 2021.

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

No first mortgage bonds are outstanding under the Mortgage and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the Mortgage and is undertaking actions to release the lien of the Mortgage. For information related to debt outstanding under the General Mortgage, see Note 14 to the consolidated financial statements.

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

Electric Lines - Transmission and Distribution. As of December 31, 2021, Houston Electric and Indiana Electric owned and operated the following electric transmission and distribution lines:

	Houston Electric		Indiana Electric
Description	Overhead Lines	Underground Lines	Indiana	Kentucky (1)
Transmission lines:	(in Circuit Miles)
69 kV	216	2	564	—
138 kV	2,260	24	411	9
345 kV	1,445	—	63	15
Total	3,921	26	1,038	24

	(in Circuit Miles)
Distribution lines	29,753	27,172	4,614	2,546

(1)These assets interconnect with Louisville Gas and Electric Company’s transmission system at Cloverport, Kentucky and with Big Rivers Electric Cooperative at Sebree, Kentucky.

Generating Capacity. As of December 31, 2021, Indiana Electric had 1,217 MW of installed generating capacity, as set forth in the following table.

Generation Source	Unit No.	Location	Date in Service	Capacity (MW)
Coal
A.B. Brown	1	Posey County	1979	245
A.B. Brown	2	Posey County	1986	245
F.B. Culley	2	Warrick County	1966	90
F.B. Culley	3	Warrick County	1973	270
Warrick (1)	4	Warrick County	1970	150
Total Coal Capacity				1,000
Gas
Brown (2)	3	Posey County	1991	80
Brown	4	Posey County	2002	80
Renewable Landfill Gas		Pike County	2009	3
Total Gas Capacity				163
Solar
Oak Hill		Evansville, Indiana	2018	2
Volkman		Evansville, Indiana	2018	2
Troy		Spencer County	2021	50
Total Solar Capacity				54
Total Generating Capacity (3)				1,217

(1)SIGECO and AGC own a 300 MW unit at the Warrick Power Plant as tenants in common.
(2)Brown Unit 3 is also equipped to burn oil.
(3)Excludes 1.5% participation in OVEC. See Item 1. Business for more details.

Mobile Generation. As allowed by a new law enacted by the Texas legislature after the February 2021 Winter Storm Event, Houston Electric is now leasing mobile generation facilities that can provide temporary emergency electric energy that can aid in restoring power to customers during certain widespread power outages that are impacting its distribution system. In 2021, Houston Electric entered into two leases for mobile generation: (1) a temporary short-term basis lease initially for 125 MW and that expanded to 220 MW by December 31, 2021 and (2) a 7.5 year lease for up to 505 MW of mobile generation, of which 125 MW was delivered as of December 31, 2021.

Substations.  As of December 31, 2021, Houston Electric owned 239 major substation sites having a total installed rated transformer capacity of 71,241 Mva. As of December 31, 2021, Indiana Electric’s transmission system also includes 33 substations with an installed capacity of approximately 4,555 Mva. In addition, Indiana Electric’s distribution system includes 77 distribution substations with an installed capacity of approximately 2,137 Mva and 56,973 distribution transformers with an installed capacity of 2,580 Mva.

Service Centers.  As of December 31, 2021, Houston Electric operated 13 regional service centers located on a total of 320 acres of land and Indiana Electric operated 6 regional service centers located on a total of 50 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

Natural Gas (CenterPoint Energy and CERC)

As of December 31, 2021, CenterPoint Energy’s and CERC’s Natural Gas owned approximately 100,000 and 78,000 linear miles of natural gas distribution and transmission mains, respectively, varying in size from one-half inch to 24 inches in diameter. CenterPoint Energy’s Natural Gas in Indiana and Ohio includes approximately 22,000 miles of distribution and transmission mains, all of which are located in Indiana and Ohio except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported to customers in Indiana. Generally, in each of the cities, towns and rural areas served by CenterPoint Energy’s and CERC’s Natural Gas, they own the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CenterPoint Energy’s and CERC’s Natural Gas receives gas are owned, operated and maintained by others, and their distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

As of December 31, 2021, CEIP owned and operated over 285 miles of intrastate pipeline in Louisiana, Texas and Oklahoma.

Item 3.Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting the Registrants as of December 31, 2021, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 16(e) to the consolidated financial statements, which information is incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Houston Electric and CERC.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CenterPoint Energy

As of February 15, 2022, CenterPoint Energy’s common stock was held by approximately 24,985 shareholders of record. CenterPoint Energy’s common stock is listed on the NYSE and Chicago Stock Exchange and is traded under the symbol “CNP.”

The amount of future cash dividends will be subject to determination based upon CenterPoint Energy’s financial condition and results of operations, future business prospects, any applicable contractual restrictions and other factors that CenterPoint Energy’s Board of Directors considers relevant and will be declared at the discretion of CenterPoint Energy’s Board of Directors. For further information on CenterPoint Energy’s dividends, see Note 13 to the consolidated financial statements.

Repurchases of Equity Securities

During the quarter ended December 31, 2021, none of CenterPoint Energy’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of CenterPoint Energy or any “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Houston Electric

As of February 15, 2022, all of Houston Electric’s 1,000 outstanding common shares were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

CERC

As of February 15, 2022, all of CERC Corp.’s 1,000 outstanding shares of common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

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

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy that owns and operates natural gas distribution facilities in several states, with operating subsidiaries that own and operate permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies.

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

As of December 31, 2021, CenterPoint Energy’s reportable segments were Electric and Natural Gas.

•The Electric reportable segment includes electric transmission and distribution services that are subject to rate regulation in Houston Electric’s and Indiana Electric’s service territories, as well as the impacts of generation-related stranded costs and other true-up balances recoverable by the regulated electric utility and energy delivery services to electric customers and electric generation assets to serve electric customers and optimize those assets in the wholesale power market in Indiana Electric’s service territory. For further information about the Electric reportable segment, see “Business — Our Business — Electric” in Item 1 of Part I of this report.

•The Natural Gas reportable segment includes natural gas distribution services that are subject to rate regulation in CenterPoint Energy’s and CERC’s service territories, as well as home appliance maintenance and repair services to customers in Minnesota and home repair protection plans to natural gas customers in Arkansas, Indiana, Mississippi, Ohio, Oklahoma and Texas through a third party as of December 31, 2021. For further information about the Natural Gas reportable segment, see “Business — Our Business — Natural Gas” in Item 1 of Part I of this report.

CenterPoint Energy’s Corporate and Other includes office buildings and other real estate used for business operations, energy performance contracting and sustainable infrastructure services and other corporate support operations.

Houston Electric and CERC each consist of a single reportable segment.

EXECUTIVE SUMMARY

We expect our businesses to continue to be affected by the key factors and trends discussed below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Factors Influencing Our Businesses and Industry Trends

We are an energy delivery company. The majority of our revenues are generated from the transmission and delivery of electricity and the sale of natural gas by our subsidiaries.

As announced in December 2020, our business strategy incorporated the Business Review and Evaluation Committee’s recommendations to increase our planned capital expenditures in our electric and natural gas businesses to support rate base growth and sell certain of our Natural Gas businesses located in Arkansas and Oklahoma as a means to efficiently finance a portion of such increased capital expenditures. The sale of our Natural Gas businesses in Arkansas and Oklahoma was completed in January 2022. See Note 4 to the consolidated financial statements for further details.

In February 2021, we announced our support for the Enable Merger, which closed in December 2021. At our September 2021 analyst day, we announced our plans to exit the midstream sector by the end of 2022 and become a pure-play utility focusing on growth in our existing service territories. In September 2021, we entered into a Forward Sale Agreement to sell 50 million Energy Transfer Common Units immediately following the closing of the Enable Merger. In December 2021, we completed sales of 150 million Energy Transfer Common Units (inclusive of the Energy Transfer Common Units sold pursuant to the Forward Sale Agreement) and 192,390 Energy Transfer Series G Preferred Units for net proceeds of $1,320 million. See Note 12 to the consolidated financial statements for further details.

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

To assess our financial performance, our management primarily monitors recovery of costs and return on investments by the evaluation of net income and cash flows, among other things, from our regulated service territories within our reportable segments. Within these broader financial measures, we monitor margins, natural gas and fuel costs, interest expense, capital spending working capital requirements, and operation and maintenance expense. In addition to these financial measures, we also monitor a number of variables that management considers important to gauge the performance of our reportable segments, including the number of customers, throughput, use per customer, commodity prices, heating and cooling degree days, environmental impacts, safety factors, system reliability and customer satisfaction.

The nature of our businesses requires significant amounts of capital investment, particularly in light of our new 10-year capital plan, and we rely on internally generated cash, borrowings under our credit facilities, proceeds from commercial paper and issuances of debt and equity in the capital markets to satisfy these capital needs. Proceeds from future dispositions of Energy Transfer Common Units or Energy Transfer Series G Preferred Units could reduce borrowings or provide additional support for our capital investment needs. With respect to CERC, we intend to use proceeds from the completed dispositions of our Natural Gas businesses in Arkansas and Oklahoma and any potential further asset sales to satisfy a portion of its capital needs. We strive to maintain investment grade ratings for our securities to access the capital markets on terms we consider reasonable. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facilities, and may prevent us from accessing the commercial paper markets. Disruptions in the financial markets can also affect the availability of new capital on terms we consider attractive. In those circumstances, we may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt.

To the extent adverse economic conditions, including supply chain disruptions, affect our suppliers and customers, results from our energy delivery businesses may suffer. Each state has a unique economy and is driven by different industrial sectors. Our largest customers reflect the diversity in industries in the states across our footprint. For example, Houston Electric is largely concentrated in Houston, Texas, a diverse economy where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although the Houston area represents a large part of our customer base, we have a diverse customer base throughout the various states our utility businesses serve. In Minnesota, for instance, education and health services are the state’s largest sectors. Indiana and Ohio are impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest such as automotive, feed and grain processing. Some industries are driven by population growth like education and health care, while others may be influenced by strength in the national or international economy.

Further, the global supply chain has experienced significant disruptions due to a multitude of factors, such as labor shortages, resource availability, long lead times, inflation and weather. These disruptions have adversely impacted the utility industry. Like many of our peers, we have experienced disruptions to our supply chain and may continue to experience such disruptions in the future. For example, we, along with the developer of the project, recently announced plans to downsize the solar array to be built in Posey County, Indiana from 300 MW to 200 MW due to supply chain issues experienced in the energy industry, rising cost of commodities and community feedback. For more information, see Note 16 to the consolidated financial statements.

Also, adverse economic conditions, coupled with concerns for protecting the environment and increased availability of alternate energy sources, may cause consumers to use less energy or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for our services. Long-term national trends indicate customers have reduced their energy consumption, which could adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the areas we serve, the trend toward lower usage has slowed. To the extent population growth is affected by lower energy prices and there is financial pressure on some of our customers who operate within the energy industry, there may be an impact on the growth rate of our customer base and overall demand. Lower interest rates have helped single family housing starts in the Houston and Minneapolis to exceed growth in previous years. Multifamily residential customer growth is affected by the cyclical nature of apartment construction. A new construction cycle in Houston helped overall residential customer growth to surpass the long-term trend of 2% for the last two years. Management expects residential meter growth for Houston Electric to remain in line with long term trends at approximately 2%. Typical customer growth in the jurisdictions served by the Natural Gas reportable segment is approximately 1%. Management expects residential meter growth for CERC to remain in line with long term trends at approximately 1%.

Significant Events

Sale of Natural Gas Businesses. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million in gas cost, including storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. The sale closed on January 10, 2022. On August 31, 2021, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of MES to Last Mile Energy. For further information, see Note 4 to the consolidated financial statements.

Net Zero Emission Goals. In September 2021, CenterPoint Energy announced new net zero emission goals for both Scope 1 and certain Scope 2 emissions by 2035 as well as a goal to reduce certain Scope 3 emissions by 20% to 30% by 2035. For more information regarding CenterPoint Energy’s new net zero emission goals and the risks associated with them, see “Risk Factors — Risk Factors Affecting Our Businesses — CenterPoint Energy is subject to operational and financial risks...” and “Management’s Discussion and Analysis — Liquidity and Capital Resources” in this Form 10-K.

February 2021 Winter Storm Event. In February 2021, portions of the United States experienced an extreme and unprecedented winter weather event that resulted in corresponding electricity generation shortages, including in Texas, natural gas shortages and increased wholesale prices of natural gas in the United States. Many customers of Houston Electric’s REPs and, to a lesser extent, of CERC, were severely impacted by outages in electricity and natural gas delivery during the February 2021 Winter Storm Event. As a result of this weather event, the governors of Texas, Oklahoma and Louisiana declared states of either disaster or emergencies in their respective states. Subsequently, President Biden also approved major disaster declarations for all or parts of Texas, Oklahoma and Louisiana.

The February 2021 Winter Storm Event resulted in financial impacts to CenterPoint Energy, Houston Electric and CERC, including substantial increases in prices for natural gas, decreased revenues at Houston Electric due to ERCOT-mandated outages, additional interest expense related to external financing to pay for natural gas working capital, significant impacts to the REPs, including the REPs’ ability to pay invoices from Houston Electric, increases in bad debt expense, issues with counterparties and customers, litigation and investigations or inquiries from government or regulatory agencies and entities, and other financial impacts. CenterPoint Energy does not, at this time, anticipate long-term financial impacts associated with the February 2021 Winter Storm Event, including changes to its credit profile, credit ratings or liquidity, given the regulatory mechanisms that are in place in our jurisdictions to recover the extraordinary expenses. CenterPoint Energy is, however, continuing to work with individual regulatory agencies to reach a successful final resolution on the recovery of the extraordinary costs. For more information regarding regulatory impacts, debt transactions and litigation, see Notes 7, 14 and 16 to the consolidated financial statements and “—Liquidity and Capital Resources —Future Sources and Uses of Cash” and “—Regulatory Matters” below.

Enable Merger Agreement. On February 16, 2021, Enable entered into the Enable Merger Agreement. On December 2, 2021, the Enable Merger closed pursuant to the Enable Merger Agreement. At the closing of the Enable Merger, CenterPoint Energy transferred 100% of the Enable Common Units and Enable Series A Preferred Units it owned in exchange for Energy Transfer Common Units and Energy Transfer Series G Preferred Units, respectively. In December 2021, we completed sales of approximately 75% of the acquired Energy Transfer Common Units and 50% of Energy Transfer Series G Preferred Units for net proceeds of $1,320 million. For more information, see Notes 4, 11 and 12 to the consolidated financial statements.

Debt Transactions. In 2021, CenterPoint Energy, Houston Electric and CERC issued a combined $4.5 billion in new debt and repaid or redeemed a combined $2.7 billion of debt, excluding scheduled principal payments on Securitization Bonds. Additionally, on January 31, 2022, CERC Corp. redeemed $425 million aggregate principal amount of CERC’s outstanding senior notes due 2023. For further information about debt transactions in 2021 and to date in 2022, see Note 12 to the consolidated financial statements.

Preferred Stock Conversions. For information regarding preferred stock conversions in 2021, see Note 19 to the consolidated financial statements.

Regulatory Proceedings. For information related to our pending and completed regulatory proceedings in 2021 and to date in 2022, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Board of Directors Governance Structure. On July 22, 2021, CenterPoint Energy announced the decision of the independent directors of the Board to implement a new independent Board leadership and governance structure and appointed a new independent chair of the Board. To implement this new governance structure, the independent directors of the Board eliminated the Executive Chairman position. For further information, see Note 8 to the consolidated financial statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors that apply to all Registrants unless otherwise indicated including:

•CenterPoint Energy’s business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses, including the completed sale of our Natural Gas businesses in Arkansas and Oklahoma, which we cannot assure will have the anticipated benefits to us, our planned sales of our remaining Energy Transfer common and preferred equity securities, which we cannot assure will be completed or will have the anticipated benefits to us;
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
•the development of new opportunities and the performance of projects undertaken by Energy Systems Group, which are subject to, among other factors, the level of success in bidding contracts and cancellation and/or reductions in the scope of projects by customers, and obligations related to warranties, guarantees and other contractual and legal obligations;
•the recording of impairment charges;
•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including the timing and amount of the recovery of Houston Electric’s mobile generation leases;
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

•the COVID-19 pandemic and its effect on our operations, business and financial condition, our industries and the communities we serve, U.S. and world financial markets and supply chains, potential regulatory actions and changes in customer and stakeholder behaviors relating thereto;
•volatility in the markets for oil and natural gas as a result of, among other factors, the actions of certain crude-oil exporting countries and the Organization of Petroleum Exporting Countries, increasing exports of LNG to Europe and climate change concerns, including the increasing adoption and use of alternative energy sources;
•state and federal legislative and regulatory actions or developments affecting various aspects of our businesses, including, among others, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates charged by our regulated businesses;
•direct or indirect effects on our facilities, resources, operations and financial condition resulting from terrorism, cyber attacks or intrusions, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events such as fires, ice, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes and other severe weather events, pandemic health events or other occurrences;
•tax legislation, including the effects of the CARES Act and of the TCJA (which includes but is not limited to any potential changes to tax rates, tax credits and/or interest deductibility), as well as any changes in tax laws under the current administration, and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
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
•the extent and effectiveness of our risk management and hedging activities, including, but not limited to financial and weather hedges;
•timely and appropriate regulatory actions, which include actions allowing securitization, for any future hurricanes or other severe weather events, or natural disasters or other recovery of costs;
•acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;
•our ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;
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
•CenterPoint Energy’s ability to execute on its initiatives, targets and goals, including its net zero emission goals and its operations and maintenance expenditure goals;

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

Income (loss) available to common shareholders for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,			Favorable (Unfavorable)
	2021	2020	2019 (1)	2021 to 2020	2020 to 2019
	(in millions)
Electric	$475	$230	$419	$245	$(189)
Natural Gas	403	278	251	125	27
Total Utility Operations	878	508	670	370	(162)
Corporate & Other (2)	(305)	(201)	(272)	(104)	71
Discontinued Operations	818	(1,256)	276	2,074	(1,532)
Total CenterPoint Energy	$1,391	$(949)	$674	$2,340	$(1,623)

(1)Includes only February 1, 2019 through December 31, 2019 results of acquired electric and natural gas businesses due to the Merger.

(2)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

2021 Compared to 2020

Net Income.  CenterPoint Energy reported income available to common shareholders of $1,391 million for 2021 compared to a loss available to common shareholders of $949 million for 2020.

The increase in income available to common shareholders of $2,340 million was primarily due to the following key factors:

•an increase in earnings from discontinued operations primarily related to the Enable Merger discussed further in Note 4 to the consolidated financial statements and the 2020 impairment in Enable discussed further in Notes 10 and 11 to the consolidated financial statements;
•goodwill impairment at Indiana Electric in 2020;
•the dividend requirement and amortization of beneficial conversion feature associated with Series C Preferred Stock in 2020; and
•favorable income tax impacts in 2021, partially offset by the CARES Act in 2020.

These increases were partially offset by:

•losses on the sale of Energy Transfer Common Units and Energy Transfer Series G Preferred Units in 2021;
•make-whole premiums on debt redeemed in 2021; and
•the impact of the Board-implemented governance changes announced in July 2021.

Excluding those items, income available to common shareholders increased $191 million primarily due to the following key factors:

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

The decrease in income available to common shareholders of $1,623 million was primarily due to the following key factors:

•a decrease in earnings from discontinued operations as a result of the 2020 impairment in Enable discussed further in Note 10 and 11 to the consolidated financial statements;
•goodwill impairment at Indiana Electric in 2020; and
•the dividend requirement and amortization of beneficial conversion feature associated with Series C Preferred Stock in 2020

These decreases were partially offset by the CARES Act in 2020.

Excluding those items, income available to common shareholders increased $115 million primarily due to the following key factors:

•rate relief, net of increases in depreciation and amortization and taxes other than income taxes;
•continued customer growth;
•operation and maintenance expense discipline; and
•the impact of twelve months in 2020 versus eleven months in 2019 for businesses acquired in the Merger.

These increases were partially offset by the impact of COVID-19.

Discontinued Operations. In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria. On December 2, 2021, Enable completed the previously announced Enable Merger pursuant to the Enable Merger Agreement entered into on February 16, 2021. CenterPoint Energy’s plan to exit its Midstream Investment reportable segment in 2022 represents a strategic shift to CenterPoint Energy. Therefore, the assets and liabilities associated with the equity investment in Enable are reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income, and the December 31, 2020 Consolidated Balance Sheet was required to be recast for assets held for sale. For further information, see Note 4 to the consolidated financial statements.

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

The following discussion of results of operations by reportable segment concentrates on CenterPoint Energy’s Utility Operations, conducted through two reportable segments, Electric and Natural Gas. CenterPoint Energy’s formerly reported Midstream Investments reportable segment results are now included in discontinued operations. For additional information regarding the Midstream Investments reportable segment, see Notes 4, 10, 11 and 18 to the consolidated financial statements.

ELECTRIC

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Year Ended December 31,			Favorable (Unfavorable)
	2021	2020	2019 (1)	2021 to 2020	2020 to 2019
	(in millions, except throughput, weather and customer data)
Revenues	$3,763	$3,470	$3,519	$293	$(49)
Cost of revenues (2)	186	147	149	(39)	2
Revenues less cost of revenues	3,577	3,323	3,370	254	(47)
Expenses:
Operation and maintenance	1,780	1,697	1,649	(83)	(48)
Depreciation and amortization	756	670	746	(86)	76
Taxes other than income taxes	268	268	261	—	(7)
Goodwill Impairment (3)	—	185	—	185	(185)
Total expenses	2,804	2,820	2,656	16	(164)
Operating Income	773	503	714	270	(211)
Other Income (Expense):
Interest and other finance charges	(226)	(220)	(225)	(6)	5
Other income (expense), net	23	19	26	4	(7)
Income before income taxes	570	302	515	268	(213)
Income tax expense	95	72	96	(23)	24
Net income	$475	$230	$419	$245	$(189)
Throughput (in GWh):
Residential	32,067	32,630	31,605	(2)%	3%
Total	103,000	98,647	96,866	4%	2%
Weather (percentage of normal weather for service area):
Cooling degree days	108%	109%	109%	(1)%	—%
Heating degree days	82%	76%	96%	6%	(20)%
Number of metered customers at end of period:
Residential	2,493,832	2,433,474	2,372,135	2%	3%
Total	2,814,859	2,749,116	2,682,228	2%	2%

(1)Includes only February 1, 2019 through December 31, 2019 results of acquired electric businesses due to the Merger.
(2)Includes Utility natural gas, fuel and purchased power.
(3)For information related to the 2020 goodwill impairment at the Indiana Electric reporting unit, see Note 6 to the consolidated financial statements.

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	2021 to 2020	2020 to 2019
	(in millions)
Revenues less Cost of revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$254	$363
Bond Companies, offset in other line items below	52	(124)
Customer growth	32	37
Impacts on usage from COVID-19	28	(40)
Energy efficiency, partially offset in operation and maintenance below	12	5
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	9	(14)
Impacts from increased peak demand in the prior year, collected in rates in the current year	6	19
Miscellaneous revenues, primarily related to service connections and off-system sales	4	11
Pass-through revenues, offset in operation and maintenance below	2	2
AMS, offset in depreciation and amortization below	—	(3)
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric due to Merger	—	34
Refund of protected and unprotected EDIT, offset in income tax expense	(8)	(31)
Weather, efficiency improvements and other usage impacts, excluding impact of COVID-19	(57)	(17)
Customer rates and impact of the change in rate design	(80)	(289)
Total	$254	$(47)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues less cost of revenues above	$(90)	$(61)
All other operation and maintenance expense, including materials and supplies and insurance	(8)	14
Pass through expenses, offset in revenues less cost of revenues above	(3)	(2)
Bond Companies, offset in other line items	(1)	1
Energy efficiency program costs	(1)	—
Contract services	—	12
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric due to Merger	—	(17)
Support services	1	(13)
Labor and benefits	9	(2)
Merger related expenses, primarily severance and technology	10	20
Total	$(83)	$(48)
Depreciation and amortization
Bond Companies, offset in other line items	$(58)	$116
Ongoing additions to plant-in-service	(28)	(31)
AMS, offset by revenues less cost of revenues above	—	(1)
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric due to Merger	—	(8)
Total	$(86)	$76
Taxes other than income taxes
Incremental capital projects placed in service	$(2)	$(4)
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric	—	(1)
Franchise fees and other taxes	2	(2)
Total	$—	$(7)
Goodwill impairment
See Note 6 for further information	$185	$(185)
Total	$185	$(185)
Interest expense and other finance charges
Debt to fund incremental capital projects, and refinance maturing debt	$(13)	$(5)
Twelve months in 2020 versus eleven months in 2019 for Indiana Electric due to Merger	—	(2)
Bond Companies, offset in other line items above	7	12
Total	$(6)	$5
Other income (expense), net
Reduction to non-service benefit cost	$5	$17
Bond Companies, offset in other line items above	—	(4)
Investments in CenterPoint Energy Money Pool interest income	(1)	(20)
Total	$4	$(7)

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 15 to the consolidated financial statements.

NATURAL GAS

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Year Ended December 31,			Favorable (Unfavorable)
	2021	2020	2019 (1)	2021 to 2020	2020 to 2019
	(in millions, except throughput, weather and customer data)
Revenues	$4,336	$3,631	$3,750	$705	$(119)
Cost of revenues (2)	1,959	1,358	1,652	(601)	294
Revenues less Cost of revenues	2,377	2,273	2,098	104	175
Expenses:
Operation and maintenance	1,004	1,013	1,051	9	38
Depreciation and amortization	502	473	439	(29)	(34)
Taxes other than income taxes	253	237	206	(16)	(31)
Total expenses	1,759	1,723	1,696	(36)	(27)
Operating Income	618	550	402	68	148
Other Income (Expense)
Gain on sale	8	—	—	8	—
Interest expense and other finance charges	(141)	(153)	(144)	12	(9)
Other income (expense), net	(2)	6	(5)	(8)	11
Income from Continuing Operations Before Income Taxes	483	403	253	80	150
Income tax expense	80	125	2	45	(123)
Net Income	$403	$278	$251	$125	$27
Throughput (in Bcf):
Residential	241	237	246	2%	(4)%
Commercial and industrial	428	439	458	(3)%	(4)%
Total Throughput	669	676	704	(1)%	(4)%
Weather (percentage of 10-year average for service area):
Heating degree days	91%	91%	101%	—%	(10)%
Number of customers at end of period:
Residential	4,372,428	4,328,607	4,252,361	1%	2%
Commercial and industrial	354,602	349,725	349,749	1%	—%
Total	4,727,030	4,678,332	4,602,110	1%	2%
(1)Includes only February 1, 2019 through December 31, 2019 results of acquired natural gas businesses due to the Merger.
(2)Includes Utility natural gas, fuel and purchased power and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	2021 to 2020	2020 to 2019
	(in millions)
Revenues less Cost of revenues
Customer rates and impact of the change in rate design, exclusive of the TCJA impact below	$65	$108
Impacts of COVID-19, including usage and other miscellaneous charges	16	(25)
Customer growth	13	20
Gross receipts tax, offset in taxes other than income taxes below	13	(6)
Weather and usage, excluding impacts from COVID-19	12	4
Twelve months in 2020 versus eleven months in 2019 in Indiana and Ohio jurisdictions	—	65
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	—	15
Energy efficiency, offset in operation and maintenance below	(7)	(1)
Refund of protected and unprotected EDIT, offset in income tax expense	(8)	(5)
Total	$104	$175
Operation and maintenance
Support services and miscellaneous operations and maintenance expenses	$16	$(8)
Merger related expenses, primarily severance and technology	8	40
Energy efficiency, offset in revenues less cost of revenues above	7	1
Twelve months in 2020 versus eleven months in 2019 in Indiana and Ohio jurisdictions	—	(14)
Contract services	(3)	20
Labor and benefits, primarily due to headcount	(19)	(1)
Total	$9	$38
Depreciation and amortization
Incremental capital projects placed in service	$(29)	$(23)
Twelve months in 2020 versus eleven months in 2019 in Indiana and Ohio jurisdictions	—	(11)
Total	$(29)	$(34)
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues above	$(13)	$6
Incremental capital projects placed in service	(3)	(31)
Twelve months in 2020 versus eleven months in 2019 in Indiana and Ohio jurisdictions	—	(6)
Total	$(16)	$(31)
Gain on Sale
Net gain on sale of MES	$8	$—
Total	$8	$—
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures and make-whole premium	$12	$(9)
Total	$12	$(9)
Other income (expense), net
Other miscellaneous non-operating expenses, primarily due to non-service benefit cost	$(10)	$9
Money pool investments with CenterPoint Energy interest income	2	2
Total	(8)	11

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

	Year Ended December 31,			Favorable (Unfavorable)
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in millions, except throughput, weather and customer data)
Revenues:
TDU	$2,894	$2,723	$2,678	$171	$45
Bond Companies	240	188	312	52	(124)
Total revenues	3,134	2,911	2,990	223	(79)
Expenses:
Operation and maintenance, excluding Bond Companies	1,591	1,517	1,470	(74)	(47)
Depreciation and amortization, excluding Bond Companies	429	405	377	(24)	(28)
Taxes other than income taxes	251	252	247	1	(5)
Bond Companies	219	161	278	(58)	117
Total	2,490	2,335	2,372	(155)	37
Operating Income	644	576	618	68	(42)
Interest expense and other finance charges	(183)	(171)	(164)	(12)	(7)
Interest expense on Securitization Bonds	(21)	(28)	(39)	7	11
Other income, net	17	10	21	7	(11)
Income before income taxes	457	387	436	70	(49)
Income tax expense	76	53	80	(23)	27
Net income	$381	$334	$356	$47	$(22)
Throughput (in GWh):
Residential	30,650	31,244	30,334	(2)%	3%
Total	96,898	93,768	92,180	3%	2%
Weather (percentage of 10-year average for service area):
Cooling degree days	109%	110%	106%	(1)%	4%
Heating degree days	80%	72%	96%	8%	(24)%
Number of metered customers at end of period:
Residential	2,359,168	2,303,315	2,243,188	2%	3%
Total	2,660,938	2,599,827	2,534,286	2%	3%

The following table provides variance explanations by major income statement caption for the Houston Electric T&D reportable segment:

	Favorable (Unfavorable)
	2021 to 2020	2020 to 2019
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	$254	$364
Bond Companies, offset in other line items below	52	(124)
Customer growth	31	35
Impacts on usage from COVID-19	19	(31)
Energy efficiency, partially offset in operation and maintenance below	12	5
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	9	(14)
Impacts from increased peak demand in the prior year, collected in rates in the current year	6	19
AMS, offset in depreciation and amortization below	—	(3)
Miscellaneous revenues	(1)	7
Refund of protected and unprotected EDIT, offset in income tax expense	(8)	(32)
Weather impacts and other usage	(51)	(7)
Customer rates and impact of the change in rate design	(100)	(298)
Total	$223	$(79)
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(90)	$(61)
Contract services	(3)	6
All other operation and maintenance expense, including materials and supplies and insurance	(2)	14
Energy efficiency program costs, offset in revenues above	(1)	—
Support services	2	(6)
Merger related expenses, primarily severance and technology	9	2
Labor and benefits	11	(2)
Total	$(74)	$(47)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(24)	$(31)
AMS, offset by revenues	—	3
Total	$(24)	$(28)
Taxes other than income taxes
Franchise fees and other taxes	$4	$(1)
Incremental capital projects placed in service	(3)	(4)
Total	$1	$(5)
Bond Companies expense
Operations and maintenance and depreciation expense, offset by revenues above	$(58)	$117
Total	$(58)	$117
Interest expense and other finance charges
Debt to fund incremental capital projects, and refinance maturing debt	$(12)	$(7)
Total	$(12)	$(7)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset by revenues above	$7	$11
Total	$7	$11
Other income (expense), net
Reduction to non-service benefit cost	$8	$13
Bond Companies, offset by revenues above	—	(4)
Investments in CenterPoint Energy Money Pool interest income	(1)	(20)
Total	$7	$(11)

Income Tax Expense. For a discussion of effective tax rate per period, see Note 15 to the consolidated financial statements.

CERC CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its reportable segment. CERC consists of a single reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For information regarding factors that may affect the future results of CERC’s consolidated operations, please read “Risk Factors” in Item 1A of Part I of this report.

	Year Ended December 31,			Favorable (Unfavorable)
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in millions, except throughput, weather and customer data)
Revenues	$3,248	$2,763	$3,018	$485	$(255)
Cost of Revenues (1)	1,532	1,117	1,430	(415)	313
Revenues less Cost of Revenues	1,716	1,646	1,588	70	58
Expenses:
Operation and maintenance	790	798	824	8	26
Depreciation and amortization	326	304	293	(22)	(11)
Taxes other than income taxes	193	182	161	(11)	(21)
Total expenses	1,309	1,284	1,278	(25)	(6)
Operating Income	407	362	310	45	52
Other Income (Expense)
Gain on sale	11	—	—	11	—
Interest expense and other finance charges	(103)	(111)	(116)	8	5
Other income (expense), net	(10)	(7)	(8)	(3)	1
Income from Continuing Operations Before Income Taxes	305	244	186	61	58
Income tax expense (benefit)	51	97	(3)	46	(100)
Income From Continuing Operations	254	147	189	107	(42)
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $—, $(2), and $17, respectively)	—	(66)	23	66	(89)
Net Income	$254	$81	$212	$173	$(131)
Throughput (in BCF):
Residential	173	167	188	4%	(11)%
Commercial and industrial	264	260	292	2%	(11)%
Total Throughput	437	427	480	2%	(11)%
Weather (percentage of 10-year average for service area):
Heating degree days	92%	91%	101%	1%	(10)%
Number of customers at end of period:
Residential	3,383,819	3,349,828	3,287,343	1%	2%
Commercial and industrial	264,843	260,400	260,872	2%	—%
Total	3,648,662	3,610,228	3,548,215	1%	2%
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

The following table provides variance explanations by major income statement caption for CERC’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	2021 to 2020	2020 to 2019
	(in millions)
Revenues less Cost of revenues
Customer rates and impact of the change in rate design, exclusive of the TCJA impact below	$31	$62
Impacts on usage from COVID-19	16	(22)
Gross receipts tax, offset in taxes other than income taxes below	13	(4)
Customer growth	9	14
Weather and usage, excluding impacts from COVID-19	8	2
Energy efficiency, offset in operation and maintenance below	1	(8)
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	(1)	18
Refund of protected and unprotected EDIT, offset in income tax expense	(7)	(4)
Total	$70	$58
Operation and maintenance
Merger related expenses, primarily severance and technology	$8	$—
Support services and miscellaneous operations and maintenance expenses	8	(2)
Contracted services	1	24
Energy efficiency, offset in revenues less cost of revenues above	(1)	8
Labor and benefits, primarily due to headcount	(8)	(4)
Total	$8	$26
Depreciation and amortization
Incremental capital projects placed in service	$(22)	$(11)
Total	$(22)	$(11)
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues above	$(13)	$4
Incremental capital projects placed in service	2	(25)
Total	$(11)	$(21)
Gain on Sale
Net gain on sale of MES	$11	$—
Total	$11	$—
Interest expense and other finance charges
Reduced interest rates on outstanding borrowings, partially offset by incremental borrowings for capital expenditures and make-whole premium	$8	$5
Total	$8	$5
Other income (expense), net
Other miscellaneous non-operating expenses, primarily due to non-service benefit cost	$(4)	$6
Money pool investments with CenterPoint Energy interest income	1	(5)
Total	$(3)	$1

Income Tax Expense. For a discussion of effective tax rate per period, see Note 15 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$22	$770	$(1,440)	$1,995	$899	$729	$1,638	$918	$466
Investing activities	(1,851)	(1,617)	(859)	(1,265)	(564)	(452)	(8,421)	(1,495)	(662)
Financing activities	1,916	926	2,306	(834)	(416)	(278)	2,776	442	173

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities:

	Year Ended December 31,
	2021 compared to 2020			2020 compared to 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$2,098	$203	$88	$(1,785)	$(128)	$9
Changes in working capital	(155)	(101)	(274)	811	61	355
Increase in regulatory assets (1)	(2,188)	(226)	(1,927)	(85)	37	(128)
Change in equity in earnings of unconsolidated affiliates	(1,767)	—	—	1,658	—	—
Change in distributions from unconsolidated affiliates (2) (3)	42	—	—	(148)	—	—
Higher pension contribution	25	—	—	23	—	—
Other	(28)	(5)	(56)	(117)	11	27
	$(1,973)	$(129)	$(2,169)	$357	$(19)	$263

(1)The increase in regulatory assets is primarily due to the incurred natural gas costs associated with the February 2021 Winter Storm Event. See Note 7 to the consolidated financial statements for more information on the February 2021 Winter Storm Event.
(2)In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. For further information, see Notes 4 and 11 to the consolidated financial statements.
(3)This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities:

	Year Ended December 31,
	2021 compared to 2020			2020 compared to 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$1,320	$—	$—	$—	$—	$—
Acquisitions, net of cash acquired	—	—	—	5,991	—	—
Net change in capital expenditures	(568)	(561)	(80)	(90)	(33)	(39)
Transaction costs related to the Enable Merger	(49)	—	—	—	—	—
Cash received related to Enable Merger	5	—	—	—	—	—
Net change in notes receivable from unconsolidated affiliates	—	(481)	9	—	962	(123)
Change in distributions from Enable in excess of cumulative earnings (1)	(80)	—	—	38	—	—
Proceeds from divestitures	(1,193)	—	(343)	1,215	—	365
Other	(21)	(11)	7	2	2	7
	$(586)	$(1,053)	$(407)	$7,156	$931	$210

(1)In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. For further information, see Notes 4 and 11 to the consolidated financial statements.

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities:

	Year Ended December 31,
	2021 compared to 2020			2020 compared to 2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$1,893	$—	$582	$(2,652)	$—	$(197)
Proceeds from issuances of preferred stock, net	(723)	—	—	723	—	—
Proceeds from issuance of Common Stock, net	(672)	—	—	672	—	—
Net changes in long-term debt outstanding, excluding commercial paper	2,450	415	1,481	(2,539)	(170)	(93)
Net changes in debt and equity issuance costs	(30)	(9)	(6)	12	5	(4)
Net changes in short-term borrowings	(27)	—	(27)	—	—	—
Decreased payment of Common Stock dividends	7	—	—	185	—	—
Decreased (increased) payment of Preferred Stock dividends	30	—	—	(19)	—	—
Payment of obligation for finance lease	(179)	(179)	—	—	—	—
Net change in notes payable from affiliated companies	—	496	224	—	9	—
Contribution from parent	—	68	(37)	—	(528)	88
Dividend to parent	—	551	80	—	(175)	40
Capital contribution to parent associated with the sale of CES	—	—	286	—	—	(286)
Other	1	—	1	8	1	1
	$2,750	$1,342	$2,584	$(3,610)	$(858)	$(451)

Future Sources and Uses of Cash

The Registrants expect that anticipated 2022 cash needs will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans or common stock, anticipated cash flows from operations, with respect to CenterPoint Energy and CERC, proceeds from commercial paper, and with respect to CenterPoint Energy, distributions from Energy Transfer or proceeds from future dispositions of Energy Transfer Common Units or Energy Transfer Series G Preferred Units, and, with respect to CERC, proceeds from any potential asset sales. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

Material Current and Long-term Cash Requirements. The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure for electric and natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for 2022 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$3,490	$1,780	$1,233
Scheduled principal payments on Securitization Bonds	220	220	—
Maturing Houston Electric general mortgage bonds	300	300	—
Finance lease for mobile generation	496	496	—

The following table sets forth the Registrants’ estimates of the Registrants’ capital expenditures currently planned for projects for 2022 through 2026. See Note 18 to the consolidated financial statements for CenterPoint Energy’s actual capital expenditures by reportable segment for 2021.

	2022	2023	2024	2025	2026
CenterPoint Energy	(in millions)
Electric	$2,052	$2,879	$2,281	$1,724	$2,683
Natural Gas	1,427	1,804	1,439	1,490	1,887
Corporate and Other	11	31	18	14	14
Total	$3,490	$4,714	$3,738	$3,228	$4,584
Houston Electric (1)	$1,780	$2,172	$1,479	$1,429	$2,205
CERC (1)	$1,233	$1,725	$1,360	$1,422	$1,807

(1)Houston Electric and CERC each consist of a single reportable segment..

Capital Expenditures for Climate-Related Projects. On September 23, 2021, CenterPoint Energy announced a new 10-year capital expenditure plan. As part of its 10-year plan to spend over $40 billion on capital expenditures, CenterPoint Energy anticipates spending over $3 billion in clean energy investments and enablement, which may be used to support, among other things, renewable energy generation and electric vehicle expansion.

The following table summarizes the Registrants’ material current and long-term cash requirements as of December 31, 2021.

	Total	2022	2023-2024	2025-2026	2027 and thereafter
	(in millions)
CenterPoint Energy
Securitization Bonds	$537	$220	$317	$—	$—
Other long-term debt (1)	15,549	308	6,082	911	8,248
Interest payments — Securitization Bonds (2)	27	15	12	—	—
Interest payments — other long-term debt (2)	6,386	445	834	761	4,346
Short-term borrowings	7	7	—	—	—
Finance lease for mobile generation	496	496	—	—	—
Commodity and other commitments (3)	4,939	626	1,500	631	2,182
Total cash requirements	$27,941	$2,117	$8,745	$2,303	$14,776
Houston Electric
Securitization Bonds	$537	$220	$317	$—	$—
Other long-term debt (1)	4,958	300	200	300	4,158
Interest payments — Securitization Bonds (2)	27	15	12	—	—
Interest payments — other long-term debt (2)	3,615	188	351	340	2,736
Finance lease for mobile generation	496	496	—	—	—
Total cash requirements	$9,633	$1,219	$880	$640	$6,894
CERC
Long-term debt	$4,380	$—	$2,599	$—	$1,781
Interest payments — long-term debt (1)	1,250	91	160	153	846
Short-term borrowings	7	7	—	—	—
Commodity and other commitments (3)	2,486	322	500	382	1,282
Total cash requirements	$8,123	$420	$3,259	$535	$3,909

(1)ZENS obligations are included in the 2027 and thereafter column at their contingent principal amount of $38 million as of December 31, 2021. These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($820 million as of December 31, 2021), as discussed in Note 12 to the consolidated financial statements.
(2)The Registrants calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, the Registrants calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, the Registrants used interest rates in place as of December 31, 2021. The Registrants typically expect to settle such interest payments with cash flows from operations and short-term borrowings.
(3)For a discussion of commodity and other commitments, see Note 16(a) to the consolidated financial statements.

The table above does not include the following:

•estimated future payments for expected future AROs primarily estimated to be incurred after 2026. See Note 3(c) to the consolidated financial statements for further information.
•expected contributions to pension plans and other postretirement plans in 2022. See Note 8(g) to the consolidated financial statements for further information.
•operating leases. See Note 21 to the consolidated financial statements for further information.

February 2021 Winter Storm Event. In February 2021, portions of the United States experienced an extreme and unprecedented winter weather event resulting in corresponding electricity generation shortages, including in Texas, and natural gas shortages and increased prices of natural gas in the United States. Although CenterPoint Energy’s and CERC’s extraordinary costs from the increase in natural gas prices are subject to available natural gas cost recovery mechanisms in their jurisdictions (although timing of recovery is uncertain), until such amounts are ultimately recovered from customers, CenterPoint Energy and CERC will continue to incur increased finance-related costs, resulting in a significant use of cash. See “— Regulatory Matters — February 2021 Winter Storm Event” below and Note 7 to the consolidated financial statements.

Off-Balance Sheet Arrangements. Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy (see Note 14 to the consolidated financial statements) and short-term leases, the Registrants have no off-balance sheet arrangements.

Regulatory Matters

COVID-19 Regulatory Matters

For information about COVID-19 regulatory matters, see Note 7 to the consolidated financial statements.

February 2021 Winter Storm Event

For information about the February 2021 Winter Storm Event, see Note 7 to the consolidated financial statements, and for additional information on the Texas electric market, see “Risk Factors — Risk Factors Affecting Electric Generation, Transmission and Distribution Business — In connection with the February...”

The table below presents the incremental natural gas costs included in regulatory assets as of December 31, 2021 by state as a result of the February 2021 Winter Storm Event and CenterPoint Energy’s and CERC’s requested recovery status as of February 2022.

State	Recovery Status	Legislative Activity	Incremental Gas Cost in Regulatory Assets (in millions)
Arkansas and Oklahoma	On January 10, 2022, CERC Corp., completed the sale of its Arkansas and Oklahoma Natural Gas businesses For additional information, see Note 4 to the consolidated financial statements.		$398
Louisiana	Filed application on April 16, 2021 for North Louisiana to recover over a three-year period beginning May 1, 2021. LPSC approved on April 22, 2021.	None.	67
Minnesota	Filed application on March 15, 2021 requesting to recover over a two-year period beginning May 1, 2021. Modified request and worked with other utilities to propose common definition of extraordinary gas costs to be recovered over a 27-month period starting September 1, 2021 using volumetric, seasonally adjusted, and stepped surcharge rates. MPUC issued order approving modified cost recovery subject to a prudence review. The prudence review schedule has testimonies being filed by parties October 2021 through February 2022, a hearing scheduled in February 2022, an administrative law judge report in May 2022 and MPUC final order issued by August 2022. On December 30, 2021, as part of CERC’s alternative request filed in tandem with its general rate case initial filing, the MPUC ordered the amortization period for extraordinary gas cost recovery be extended from a 27-month period to a 63-month period beginning on January 1, 2022.	None.	379
Mississippi	Recovery began in September 2021 through normal gas cost recovery.	None.	2

State	Recovery Status	Legislative Activity	Incremental Gas Cost in Regulatory Assets (in millions)
Texas
Securitization application was filed on July 30, 2021. Intervenor and staff testimony was received in September and October and CERC filed rebuttal testimony on October 25, 2021. A joint notice of settlement was filed by the Texas utilities that are requesting securitization, intervenors, and Railroad Commission staff on October 29, 2021. The settlement resolves all contested issues and includes an agreement by all signatories that the costs incurred by the utilities to purchase natural gas volumes during February 2021 are reasonable and necessary and were prudently incurred. As part of the settlement, CERC agreed to limit the interim carrying cost rate to its actual interim financing rate of 0.7%. A merits hearing was held on November 2, 2021. On November 10, 2021, the RRC approved the settlement and the regulatory asset amount to be securitized. On February 8, 2022, the RRC issued a financing order. The Texas Public Finance Authority will have approximately 180 days to issue customer rate relief bonds to recover natural gas costs from the February 2021 Winter Storm Event.
		A securitization bill has been signed by the Texas governor which authorizes the Railroad Commission to use securitization financing and issuance of customer rate relief bonds for recovery of extraordinary gas costs.	1,073
		Total CERC	$1,919
Indiana North	IURC issued order August 25, 2021. Recovery began September 2021 with 50% of the February 2021 variance recovered evenly over the 12‐month period September 2021 to August 2022, with the remainder of the variance recovered through a volumetric per‐therm allocation over the same 12-month period.	None.	63
Indiana South	IURC issued order July 28, 2021. Recovery began August 2021 with 50% of the February 2021 variance recovered evenly over the 12‐month period August 2021 to July 2022, with the remainder of the variance recovered through a volumetric per‐therm allocation over the same 12-month period.	None.	11
		Total CenterPoint Energy	$1,993

Indiana Electric CPCN (CenterPoint Energy)

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Under the agreement, Capital Dynamics, with its partner Tenaska, contracted to build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, which is projected to be at the end of 2023. Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the project. Indiana Electric also sought approval for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. A hearing was conducted on June 21, 2021. On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey solar project through a BTA and approved recovery of costs via a levelized rate over the anticipated 35-year life. The IURC also approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. The Posey solar project is expected to be in service by 2023. Due to rising cost for the project, caused in part by supply chain issues in the energy industry and the rising costs of commodities, we, along with Capital Dynamics, recently announced plans to downsize the project to approximately 200 MW. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval.

On June 17, 2021 Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. Indiana Electric has also requested depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. A hearing was conducted on January 26 through 28, 2022. The estimated $334 million turbine facility would be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. Construction of the turbines will begin following receipt of necessary regulatory approvals by the IURC and FERC, which are anticipated in the second half of 2022 and first quarter 2023, respectively. The turbines are targeted to be operational in first quarter of 2025. Subject to IURC approval, recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden LLC, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis Energy USA Inc., which is developing a solar project in Knox County, Indiana. Subject to necessary approvals, both solar arrays are expected to be in service by 2023.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

The State of Indiana has enacted legislation, Senate Bill 386, that would enable CenterPoint Energy to request approval from the IURC to securitize the remaining book value and removal costs associated with generating facilities to be retired in the next twenty-four months. The Governor of Indiana signed the legislation on April 19, 2021. CenterPoint Energy intends to seek securitization in the future associated with planned retirements of coal generation facilities in 2022.

Subsidiary Restructuring

In July 2021, Indiana North and SIGECO filed petitions with the IURC for the approval of a new financial services agreement and the confirmation of Indiana North’s financing authority, and final orders were issued by the IURC on December 28, 2021. VEDO filed a similar application with the PUCO in September 2021 and the PUCO issued an order on January 26, 2022 adopting recommendations by PUCO staff. CenterPoint Energy is evaluating the transfer of Indiana North and VEDO from VUHI to CERC in order to better align its organizational structure with management and financial reporting. Both the IURC and PUCO have approved the transaction. As a part of the restructuring, VUHI may approach certain of its debt holders with an offer to exchange existing VUHI debt for CERC debt. The orders allow the reissuance of existing debt of Indiana North and VEDO to CERC, to continue to amortize existing issuance expenses and discounts, and to treat any potential exchange fees as discounts to be amortized over the life of the debt. If CenterPoint Energy moves forward with the restructuring, including any VUHI debt exchanges, it is expected to be completed in 2022.

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

Indiana North Base Rate Case (CenterPoint Energy)

On December 18, 2020, Indiana North filed its base rate case with the IURC seeking approval for a revenue increase of approximately $21 million. This rate case filing is required under Indiana TDSIC statutory requirements before the completion of Indiana North’s capital expenditure program, approved in 2014 for investments starting in 2014 through 2020. The revenue increase is based upon a requested ROE of 10.15% and an overall after-tax rate of return of 6.32% on total rate base of approximately $1,611 million. Indiana North has utilized a projected test year, reflecting its 2021 budget as the basis for the revenue increase requested and proposes to implement rates in two phases. On June 25, 2021, a Stipulation and Settlement Agreement was filed resolving all issues in the case. The settlement recommended a revenue decrease of $6 million based on a 9.8% ROE and an overall after-tax rate of return of 6.16% on total rate base of approximately $1,611 million. A settlement hearing was held August 6, 2021. On November 17, 2021, the IURC issued an order approving the settlement. Phase one rates, reflecting actual plant-in-service and cost of capital through June 2021, became effective in November 2021 and phase two rates, reflecting actual plant-in-service and cost of capital through December 2021 with certain adjustments, will become effective in March 2022.

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of the Freeport Area Master Plan, which included the Bailey to Jones Creek Project. On November 21, 2019, the PUCT issued its final approval of Houston Electric’s certificate of convenience and necessity application, based on an unopposed settlement agreement under which Houston Electric would construct the project at an estimated cost of approximately $483 million. Houston Electric commenced pre-construction activities on the project in 2019, began construction in 2021, and completed construction and energized the line ahead of schedule in November 2021. Certain residual clean-up activities will continue in 2022.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a CCN application with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. Depending on the route ultimately approved by the PUCT, the estimated capital cost of the transmission line project ranges from approximately $23 million to $71 million. The actual capital costs of the project will depend on actual land acquisition costs, construction costs, and other factors in addition to route selection. In January 2021, Houston Electric executed a Standard Generation Interconnection Agreement for the Space City Solar Generation facility with EDF Renewables, which also provided security for the transmission line project in the form of a $23 million letter of credit, the amount of which is subject to change depending on the route approved. A hearing at the PUCT was held on June 28, 2021. On September 1, 2021, the administrative law judge issued a proposal for decision recommending a route that costs $25 million. The PUCT approved the proposal for decision at the November 18, 2021 open meeting and issued a final order on January 12, 2022. Houston Electric expects to complete construction and energization of the transmission line by the end of 2022.

Texas Legislation (CenterPoint Energy and Houston Electric)

In addition to the legislative activity discussed above, the Texas legislature enacted the following in 2021:
•Senate Bill 2 reforms the ERCOT board to be comprised of a total of eleven directors: three ex officio representatives, and eight members who are unaffiliated with any market participants. The three ex officio directors—the ERCOT CEO, the Public Counsel of the Office of Public Utility Counsel, and the PUCT Chair—serve on the board by virtue of their official position for as long as they hold that position. Two members are non-voting directors: the ERCOT CEO and the PUCT Chair. The other nine members are voting directors. The ERCOT board is currently comprised of the following members: Mr. Paul Foster (Chairman of ERCOT board), Mr. William Flores (Vice Chairman of ERCOT board), Mr. Carlos Aguilar, Mr. Zin Smati, Mr. John Swainson, Mr. Robert Flexon, Ms. Julie England, Ms. Peggy Heeg, Mr. Peter Lake (PUCT Chairman), Mr. Brad Jones (ERCOT Interim President & CEO), and Mr. Chris Ekoh (Public Counsel of the Office of Public Utility Counsel).
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

Houston Electric continues to review the effects of the legislation and is working with the PUCT regarding proposed rulemakings and pursuing implementation of these items where applicable. For example, in 2021 Houston Electric entered into two leases for mobile generation: (1) a temporary short-term lease initially for 125 MW that expanded to 220 MW by December 31, 2021 and (2) a 7.5 year lease for up to 505 MW of mobile generation of which 125 MW was delivered as of December 31, 2021. As of December 31, 2021, CenterPoint Energy and Houston Electric intends to seek recovery in its DCRF of deferred costs and the applicable return under these lease agreements, approximating $200 million. These mobile generation leases will support resiliency in major weather events and were deployed during the restoration process for Hurricane Nicholas. See Note 21 to the consolidated financial statements.

In addition to these measures taken by Houston Electric to support system preparedness and reliability, the City of Houston recently launched the first-of-its-kind long-term strategic power resilience initiative called “Resilient Now.” In a joint effort, Houston Electric is working with the City of Houston to develop the Master Energy Plan for the city to help the community thrive through economic changes, digital transformation, and advancing environmental goals for the benefit of its communities. The Master Energy Plan could develop into capital opportunities for Houston Electric, including relating to infrastructure modernization, residential weatherization, and investments around electric vehicles infrastructure.

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

On November 1, 2021, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $67 million with a projected test year ended December 31, 2022. The revenue increase is based upon a requested ROE of 10.2% and an overall rate of return of 7.06% on a total rate base of approximately $1.8 billion. CERC requested that an interim rate increase of approximately $52 million be implemented January 1, 2022 while the rate case is litigated. An alternative request was also filed on November 1, 2021. The alternative request proposed a final rate increase of $40 million that would be implemented in the rate case on January 1, 2022, and offered: an increase in rates for plant investment only using the overall rate of return approved in the prior rate case, an asymmetrical capital true-up, extension of the recovery of gas costs incurred to serve customers in February 2021 from the then current 27 month mechanism to 63 months, an income tax rider, continuation of the existing property tax rider and continued deferral of COVID-19 incremental costs along with additional adjustments. On December 30, 2021, the MPUC issued a written order denying the alternative request but extended the amortization period for extraordinary gas costs to 63-months beginning on January 1, 2022. The MPUC also issued written orders on the general rate case filing which (1) accepted CERC’s rate-increase application with a time for final determination of September 1, 2022, (2) authorized the implementation of interim rates on January 1, 2022, of $42 million based on an overall rate of return of 6.46%, and (3) referred the case to the Office of Administrative Hearings for a contested case proceeding. A procedural schedule has been set with intervenor testimony that was due on February 7, 2022, rebuttal testimony due on March 7, 2022, surrebuttal testimony due March 30, 2022, a hearing scheduled April 6, 2022 through April 8, 2022, the administrative law judge to issue a report on July 12, 2022 and the MPUC to issue an order in October 2022.

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

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TCOS (1)	64	February 2022	TBD	TBD	Based on net change of invested capital of $574 million.
TCOS	19	August 2021	October 2021	October 2021	Based on net change of invested capital of $166 million.
EECRF	22	June 2021	March 2022	November 2021
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

TCOS	9	March 2021	April 2021	April 2021	Based on net change in invested capital of $80 million.
CenterPoint Energy and CERC - Arkansas (APSC)
FRP	(10)	April 2021	October 2021	September 2021	Based on ROE of 9.50% with 50 basis point (+/-) earnings band. Revenue decrease of $10.4 million based on prior test year true-up earned return on equity of 11.53%. The initial term of Rider FRP was terminated in September 2021. A petition for rehearing was filed on October 8, 2021. On October 14, 2021, as part of the settlement filed in the asset sale docket, CERC filed a motion to hold the petition for rehearing in abeyance pending closing of the asset sale. The APSC issued an order on October 15, 2021 granting the motion. Additionally, a request to extend the Rider FRP term for an additional five years was filed on May 5, 2021. On October 19, 2021, as part of the settlement filed in the asset sale docket, CERC filed a motion to hold this proceeding in abeyance and the APSC granted the motion on October 21, 2021.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	28	March 2021	June 2021	June 2021	Based on net change in invested capital of $197 million.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	7	September 2021	December 2021	December 2021	Based on authorized ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana decrease, with certain non-recurring true-up adjustments outside the earnings band, is a decrease of $1 million based on a test year ended June 2021 and adjusted earned ROE of 15.17%. The South Louisiana increase, with certain non-recurring true-up adjustments outside the earnings band, is an increase of $8 million based on a test year ended June 2021 and adjusted earned ROE of 1.93%. Per the 2020 RSP order, a request to extend the RSP for an additional three year term was filed in July 2021 and a hearing is scheduled for May 2022.
CenterPoint Energy and CERC - Minnesota (MPUC)
Rate Case (1)	67	November 2021	TBD	TBD	See discussion above under Minnesota Base Rate Case.
Decoupling (1)	N/A	September 2021	September 2021	TBD	Represents under-recovery of approximately $19 million recorded for and during the period July 1, 2020 through June 30, 2021, including an approximately $5 million adjustment related to the implementation of final rates from the general rate case filed in 2019.
CIP Financial Incentive	10	May 2021	December 2021	October 2021	CIP Financial Incentive based on 2020 activity.
Decoupling	N/A	September 2020	September 2020	March 2021	Represents under-recovery of approximately $2 million recorded for and during the period July 1, 2019 through June 30, 2020, including approximately $1 million related to the period July 1, 2018 through June 30, 2019.
Rate Case	39	October 2019	June 2021	March 2021	See discussion above under Minnesota Base Rate Case.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	3	April 2021	September 2021	September 2021	Based on ROE of 9.81% with 100 basis point (+/-) earnings band. Revenue increase of approximately $3 million based on 2020 test year adjusted earned ROE of 7.49%.
CenterPoint Energy and CERC - Oklahoma (OCC)
PBRC	(1)	March 2021	August 2021	August 2021	Based on ROE of 10% with 50 basis point (+/-) earnings band. Revenue credit of approximately $1 million based on 2020 test year adjusted earned ROE of 12.42%. A settlement was filed in June 2021 with a hearing held on July 1, 2021. OCC approved revenue credit of approximately $1 million on August 6, 2021.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	(1)	April 2021	July 2021	July 2021	Requested an increase of $11 million to rate base, which reflects a $(1 million) annual decrease in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of less than $1 million annually.
Rate Case	21	October 2020	October 2021	October 2021	See discussion above under Indiana South Base Rate Case.
CenterPoint Energy - Indiana North - Gas (IURC)
CSIA	5	April 2021	July 2021	July 2021	Requested an increase of $37 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes refunds associated with the TCJA, resulting in no change to the previous credit provided, and a change in the total (over)/under-recovery variance of $6 million annually.
Rate Case	21	December 2020	November 2021	November 2021	See discussion above under Indiana North Base Rate Case.
CenterPoint Energy - Ohio (PUCO)
DRR	9	April 2021	September 2021	September 2021	Requested an increase of $71 million to rate base for investments made in 2020, which reflects a $9 million annual increase in current revenues. A change in (over)/under-recovery variance of $5 million annually is also included in rates.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana Electric (IURC)
TDSIC (1)	3	February 2022	TBD	TBD
Requested an increase of $42 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.

CECA (1)	(2)	February 2022	TBD	TBD
Requested a decrease of less than $1 million to rate base, which reflects a $3 million annual decrease in current revenues. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million. This mechanism includes a non-traditional rate making approach related to a 50 MW universal solar array placed in service in January 2021.

TDSIC	3	August 2021	November 2021	November 2021	Requested an increase of $35 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.
ECA	2	May 2021	September 2021	September 2021	Requested an increase of $39 million to rate base, which reflects a $2 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also included a change in (over)/under-recovery variance of less than $1 million annually.
TDSIC	3	February 2021	May 2021	May 2021
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

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states that seek review of the lower court’s decision vacating the ACE rule. CenterPoint Energy is currently unable to predict what a replacement rule for either the ACE rule or CPP would require.

The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the US commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035 as well as a goal to reduce Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 estimates do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. For more information regarding CenterPoint Energy’s new net zero emission goals and the risks associated with them, see “Risk Factors — Risk Factors Affecting Our Businesses — CenterPoint Energy is subject to operational and financial risks...” In addition, the EPA has indicated that it intends to implement new regulations targeting reductions in methane emissions, which are likely to increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s new net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives to eliminate natural gas use in buildings and focus on electrification. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

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

Climate Change Trends and Uncertainties

As a result of increased awareness regarding climate change, coupled with adverse economic conditions, availability of alternative energy sources, including private solar, microturbines, fuel cells, energy-efficient buildings and energy storage devices, and new regulations restricting emissions, including potential regulations of methane emissions, some consumers and companies may use less energy, meet their own energy needs through alternative energy sources or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for the Registrants’ services. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of the Registrants’ systems and services, which may result in, among other things, Indiana Electric’s generating facilities becoming less competitive and economical. Further, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels have had significant impacts on CenterPoint Energy’s electric generation and natural gas businesses. For example, because Indiana Electric’s current generating facilities substantially rely on coal for their operations, certain financial institutions choose not to participate in CenterPoint Energy’s financing arrangements. Conversely, demand for the Registrants’ services may increase as a result of customer changes in response to climate change. For example, as the utilization of electric vehicles increases, demand for electricity may increase, resulting in increased usage of CenterPoint Energy’s systems and services. Any negative opinions with respect to CenterPoint Energy’s environmental practices or its ability to meet the challenges posed by climate change formed by regulators, customers, investors, legislators or other stakeholders could harm its reputation.

To address these developments, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035. In June of 2020, Indiana Electric identified a preferred generation resource in its most recent IRP submitted to the IURC that aligns with its new net zero emission goals and includes the replacement of 730 MW of coal-fired generation facilities with a significant portion comprised of renewables, including solar and wind, supported by dispatchable natural gas combustion turbines, including a pipeline to serve such natural gas generation, as well as storage. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in clean energy investments and enablement, which may be used to support, among other things, renewable energy generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its newly adopted net zero emissions goals support global efforts to reduce the impacts of climate change. For more information regarding CenterPoint Energy’s new net zero emission goals and the risks associated with them, see “Risk Factors — Risk Factors Affecting Our Businesses — CenterPoint Energy is subject to operational and financial risks...”

To the extent climate changes result in warmer temperatures in the Registrants’ service territories, financial results from the Registrants’ businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s Natural Gas could be adversely affected through lower natural gas sales. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity used for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and flooding, including such storms as the February 2021 Winter Storm Event. Since many of the Registrants’ facilities are located along or near the Texas gulf coast, increased or more severe hurricanes or tornadoes could increase costs to repair damaged facilities and restore service to customers. CenterPoint Energy’s recently announced 10-year capital plan includes capital expenditures to maintain reliability and safety and increase resiliency of its systems as climate change may result in more frequent significant weather events. Houston Electric does not own or operate any electric generation facilities other than, since September 2021, leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event. Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. To the extent adverse weather conditions affect the Registrants’ suppliers, results from their energy delivery businesses may suffer. For example, in Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market and also caused a reduction in available natural gas capacity. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events continues, it may impact our ability to secure cost-efficient insurance.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4 billion as of December 31, 2021.

As of February 15, 2022, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of February 15, 2022
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$710	0.23%	February 4, 2024
CenterPoint Energy (1)	400	—	—	264	0.22%	February 4, 2024
Houston Electric	300	—	—	—	—%	February 4, 2024
CERC	900	—	—	100	0.19%	February 4, 2024
Total	$4,000	$—	$11	$1,074

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

Long-term Debt

For detailed information about the Registrants’ debt issuances in 2021, see Note 14 to the consolidated financial statements.

Securities Registered with the SEC

On May 29, 2020, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 29, 2023. For information related to the Registrants’ debt and equity security issuances in 2021, see Notes 13 and 14 to the consolidated financial statements.

Temporary Investments

As of February 15, 2022, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of February 15, 2022:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	0.22%	$(731)	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the Registrants’ credit facilities is based on their respective credit ratings. As of February 15, 2022, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of the Registrants:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of December 31, 2021, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $213 million as of December 31, 2021. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on December 31, 2021, deferred taxes of approximately $539 million would have been payable in

2021. If all the ZENS-Related Securities had been sold on December 31, 2021, capital gains taxes of approximately $146 million would have been payable in 2021. For additional information about ZENS, see Note 12 to the consolidated financial statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in September 2021, CenterPoint Energy plans to increase its planned capital expenditures in its Electric and Natural Gas businesses to support rate base growth and may explore asset sales in addition to the recently completed sale of its Natural Gas businesses located in Arkansas and Oklahoma as a means to efficiently finance a portion of such increased capital expenditures. On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma regulated natural gas LDC businesses. For further information, see Notes 4 and 22 to the consolidated financial statements.

On December 2, 2021, the Enable Merger closed and, as a result, CenterPoint Energy received Energy Transfer Common Units and Energy Transfer Series G Preferred Units. Subsequent to the closing of the Enable Merger, in December 2021, CenterPoint Energy sold 150 million of the Energy Transfer Common Units (inclusive of the Energy Transfer Common Units sold pursuant to the Forward Sale Agreement) and half of the Energy Transfer Series G Preferred Units it received in the Enable Merger. CenterPoint Energy has announced plans to dispose of all of its interests in Energy Transfer by the end of 2022. CenterPoint Energy may not realize any or all of the anticipated strategic, financial, operational or other benefits from any disposition or reduction of its investment in Energy Transfer. There can be no assurances that any further disposal of Energy Transfer Common Units or Energy Transfer Series G Preferred Units will be completed. Any disposal of such securities may involve significant costs and expenses, including in connection with any public offering, a significant underwriting discount. For information regarding the Enable Merger, see Notes 4, 11 and 12 to the consolidated financial statements.

Hedging of Interest Expense for Future Debt Issuances

From time to time, the Registrants may enter into interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 9(a) to the consolidated financial statements.

Weather Hedge (CenterPoint Energy and CERC)

CenterPoint Energy and CERC have historically entered into partial weather hedges for certain Natural Gas jurisdictions and electric operations’ Texas service territory to mitigate the impact of fluctuations from normal weather. CenterPoint Energy and CERC remain exposed to some weather risk as a result of the partial hedges. CenterPoint Energy and CERC did not enter into any weather hedges during the year ended December 31, 2021. For more information about weather hedges, see Note 9(a) to the consolidated financial statements.

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
•reductions in the cash distributions we receive from Energy Transfer;
•acceleration of payment dates on certain gas supply contracts, under certain circumstances, as a result of increased natural gas prices, and concentration of natural gas suppliers (CenterPoint Energy and CERC);
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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Certain provisions in certain note purchase agreements relating to debt issued by VUHI have the effect of restricting the amount of additional first mortgage bonds issued by SIGECO. Additionally, such note purchase agreements would restrict the securitization (as enabled by Senate Bill 386 as enacted by the State of Indiana) that CenterPoint Energy intends to seek in 2022 of remaining book value and removal costs associated with generating facilities to be retired by Indiana Electric. For information about the total debt to capitalization financial covenants in the Registrants’ and certain of CenterPoint Energy’s subsidiaries’ revolving credit facilities, see Note 14 to the consolidated financial statements.

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

Impairment of Long-Lived Assets, Including Identifiable Intangibles, Goodwill, and Equity Method Investments

The Registrants review the carrying value of long-lived assets, including identifiable intangibles, goodwill, equity method investments, and investments without a readily determinable fair value whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually, goodwill is tested for impairment as required by accounting guidance for goodwill and other intangible assets.  Unforeseen events, changes in market conditions, and probable regulatory disallowances, where applicable, could have a material effect on the value of long-lived assets, including intangibles, goodwill, equity method investments, and investments without a readily determinable fair value due to changes in observable or estimated market value, future cash flows, interest rate, and regulatory matters could result in an impairment charge. The Registrants recorded no impairments to long-lived assets, including intangibles, goodwill, or equity method investments during 2021 and 2019. During 2020, CenterPoint Energy recognized equity method investment impairment losses as discussed further in Note 11 to the consolidated financial statements and goodwill impairment losses as discussed further in Notes 6 and 10 to the consolidated financial statements.

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

Annual goodwill impairment test

CenterPoint Energy and CERC completed their 2021 annual goodwill impairment test during the third quarter of 2021 and determined, based on an income approach or a weighted combination of income and market approaches, that no goodwill impairment charge was required for any reporting unit. The fair values of each reporting unit significantly exceeded the carrying value of the reporting unit.

Although no goodwill impairment resulted from the 2021 annual test, an interim goodwill impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, if CenterPoint Energy’s market capitalization falls below book value for an extended period of time, or events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit.

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

During the year ended December 31, 2021, as described further in Note 4 to the consolidated financial statements, certain assets and liabilities representing a business met the held for sale criteria. As a result, goodwill attributable to the natural gas reporting unit of $398 million and $144 million at CenterPoint Energy and CERC, respectively, was deemed attributable to assets held for sale as of December 31, 2021. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale, including impairments of goodwill, during the year ended December 31, 2021.

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

CenterPoint Energy and CERC used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value of the businesses classified as held for sale. The fair value of the retained businesses within the natural gas reporting unit was estimated based on a weighted combination of income and market approaches, consistent with the methodology used in the 2021 and 2020 annual goodwill impairment tests. A third-party valuation specialist was utilized to determine the key assumptions used in the estimate of fair value of the retained natural gas reporting unit as of December 31, 2021. The fair value of the retained natural gas reporting unit at CenterPoint Energy and CERC significantly exceeded the carrying value of the retained businesses within that reporting unit immediately after classifying the Arkansas and Oklahoma Natural Gas businesses as held for sale.

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

CenterPoint Energy’s funding requirements and employer contributions for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
CenterPoint Energy	(in millions)
Minimum funding requirements for qualified pension plans	$—	$76	$86
Employer contributions to the qualified pension plans	53	76	86
Employer contributions to the non-qualified benefit restoration plans	8	10	23

Although CenterPoint Energy’s minimum contribution requirement to the qualified pension plans in 2022 is zero, it expects to make contributions aggregating up to $50 million. CenterPoint Energy expects to make contributions aggregating approximately $7 million to the non-qualified benefit restoration plans in 2022.

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

The projected benefit obligation for all defined benefit pension plans was $2.3 billion and $2.5 billion as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the projected benefit obligation exceeded the market value of plan assets of CenterPoint Energy’s pension plans by $226 million. Changes in interest rates or the market values of the securities held by the plan during 2022 could materially, positively or negatively, change the funded status and affect the level of pension expense and required contributions.
Houston Electric and CERC participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. Pension cost by Registrant were as follows:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension cost	$69	$34	$27	$49	$19	$20	$93	$40	$35

The calculation of pension cost and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.
As of December 31, 2021, CenterPoint Energy’s qualified pension plans had an expected long-term rate of return on plan assets of 5.00% rate, which is the same rate assumed as of December 31, 2020. The expected rate of return assumption was developed using the targeted asset allocation of our plans and the expected return for each asset class. CenterPoint Energy regularly reviews its actual asset allocation and periodically rebalances plan assets to reduce volatility and better match plan assets and liabilities.
As of December 31, 2021, the projected benefit obligation was calculated assuming a discount rate of 2.80%, which is 0.35% higher than the 2.45% discount rate assumed as of December 31, 2020. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of CenterPoint Energy’s plans.
CenterPoint Energy’s actuarially determined pension and other postemployment cost for 2021 and 2020 that is greater or less than the amounts being recovered through rates in the majority of Texas jurisdictions is deferred as a regulatory asset or liability, respectively.  Pension cost for 2022, including the nonqualified benefit restoration plan, is estimated to be $22 million before applicable regulatory deferrals and capitalization, based on an expected return on plan assets of 5.00% and a discount rate of 2.80% as of December 31, 2021. If the expected return assumption were lowered by 0.50% from 5.00% to 4.50%, 2022 pension cost would increase by approximately $10 million.
As of December 31, 2021, the pension plans projected benefit obligation, including the unfunded nonqualified pension plans, exceeded plan assets by $226 million.  If the discount rate were lowered by 0.50% from 2.80% to 2.30%, the assumption change would increase CenterPoint Energy’s projected benefit obligation by approximately $118 million and decrease its 2022 pension cost by approximately $5 million. The expected reduction in pension cost due to the decrease in discount rate is a result of the expected correlation between the reduced interest rate and appreciation of fixed income assets in pension plans with significantly more fixed income instruments than equity instruments. In addition, the assumption change would impact CenterPoint Energy’s Consolidated Balance Sheets by increasing the regulatory asset recorded as of December 31, 2021 by $100 million and would result in a charge to comprehensive income in 2021 of $14 million, net of tax of $4 million, due to the increase in the projected benefit obligation.
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

Interest Rate Risk

As of December 31, 2021, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $4.5 billion and $2.4 billion as of December 31, 2021 and 2020, respectively. If the floating interest rates were to increase by 10% from December 31, 2021 rates, CenterPoint Energy’s combined interest expense would increase by approximately $2 million annually.

Houston Electric did not have any floating rate obligations as of either December 31, 2021 or 2020.

CERC’s floating rate obligations aggregated $1.9 billion and $347 million as of December 31, 2021 and 2020, respectively. If the floating interest rates were to increase by 10% from December 31, 2021 rates, CERC’s combined interest expense would increase by approximately $1 million annually.

As of December 31, 2021 and 2020, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $11.7 billion and $11.1 billion, respectively, in principal amount and having a fair value of $13.0 billion and $12.9 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $359 million if interest rates were to decline by 10% from their levels as of December 31, 2021.

As of December 31, 2021 and 2020, Houston Electric had outstanding fixed-rate debt aggregating $5.5 billion and $5.1 billion, respectively, in principal amount and having a fair value of approximately $6.3 billion and $6.0 billion, respectively. Because these instruments are fixed-rate, they do not expose Houston Electric to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $214 million if interest rates were to decline by 10% from their levels as of December 31, 2021.

As of December 31, 2021 and 2020, CERC had outstanding fixed-rate debt aggregating $2.5 billion and $2.1 billion, respectively, in principal amount and having a fair value of $2.8 billion and $2.5 billion, respectively. Because these instruments are fixed-rate, they do not expose CERC to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $71 million if interest rates were to decline by 10% from their levels at December 31, 2021.

In general, such an increase in fair value would impact earnings and cash flows only if the Registrants were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 12 to the consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $10 million at December 31, 2021 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at December 31, 2021. Changes in the fair value of the derivative component, a $903 million recorded liability at December 31, 2021, are recorded in CenterPoint Energy’s Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-

free interest rate were to increase by 10% from December 31, 2021 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common and 0.9 million shares of Charter Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS and through its ownership of 51 million shares of Energy Transfer Common Units and 0.2 million shares of Energy Transfer Series G Preferred Units. See Note 12 to the consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation and the Energy Transfer Common Units and Energy Transfer Series G Preferred Units that CenterPoint Energy holds. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the December 31, 2021 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss on debt securities in CenterPoint Energy’s Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of December 31, 2021, the recorded fair value of non-trading energy derivative assets was $14 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of Rate Regulation on the Financial Statements — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of electric and gas transmission and distribution companies in those jurisdictions. Management has determined its regulated operations meet the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; prepaid expenses and other current assets; regulatory assets and liabilities; utility revenues and expenses; operation and maintenance expense; depreciation and amortization expense; and income tax expense.

The Company’s rates are subject to regulatory rate-setting processes by the Commissions. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

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

•We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s assertion that no indicators of impairment were identified in connection with the Company's property, plant, and equipment. We inspected the capital projects budget and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management’s assertion regarding probability of a disallowance of long-lived assets.

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
February 22, 2022

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Revenues:
Utility revenues	$8,042	$7,049	$7,202
Non-utility revenues	310	369	362
Total	8,352	7,418	7,564
Expenses:
Utility natural gas, fuel and purchased power	2,127	1,488	1,762
Non-utility cost of revenues, including natural gas	208	257	257
Operation and maintenance	2,810	2,744	2,775
Depreciation and amortization	1,316	1,189	1,225
Taxes other than income taxes	528	516	474
Goodwill impairment	—	185	—
Total	6,989	6,379	6,493
Operating Income	1,363	1,039	1,071
Other Income (Expense):
Gain (loss) on equity securities	(172)	49	282
Gain (loss) on indexed debt securities	50	(60)	(292)
Gain on sale	8	—	—
Interest expense and other finance charges	(508)	(501)	(528)
Interest expense on Securitization Bonds	(21)	(28)	(39)
Other income, net	58	64	51
Total	(585)	(476)	(526)
Income from Continuing Operations Before Income Taxes	778	563	545
Income tax expense	110	80	30
Income from Continuing Operations	668	483	515
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $201, $(333), and $108, respectively)	818	(1,256)	276
Net Income (Loss)	1,486	(773)	791
Income allocated to preferred shareholders	95	176	117
Income (Loss) Available to Common Shareholders	$1,391	$(949)	$674

Basic earnings per common share - continuing operations	$0.97	$0.58	$0.79
Basic earnings (loss) per common share - discontinued operations	1.38	(2.37)	0.55
Basic Earnings (Loss) Per Common Share	$2.35	$(1.79)	$1.34
Diluted earnings per common share - continuing operations	$0.94	$0.58	$0.79
Diluted earnings (loss) per common share - discontinued operations	1.34	(2.37)	0.54
Diluted Earnings (Loss) Per Common Share	$2.28	$(1.79)	$1.33

Weighted Average Common Shares Outstanding, Basic	593	531	502
Weighted Average Common Shares Outstanding, Diluted	610	531	505
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net Income (Loss)	$1,486	$(773)	$791
Other comprehensive income (loss):
Adjustment to pension and other postemployment plans (net of tax expense of $7, $-0- and $4, respectively)	21	(5)	12
Net deferred loss from cash flow hedges (net of tax benefit of $-0-, $-0- and $1, respectively)	—	—	(2)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax expense of $-0-, $-0- and $-0-, respectively)	2	—	1
Reclassification of net deferred losses from cash flow hedges (net of tax expense of $-0-, $4, and $-0-, respectively)	—	15	—
Other comprehensive income (loss) from unconsolidated affiliates (net of tax of $-0-, $-0-, and $-0-, respectively)	3	(2)	(1)
Total	26	8	10
Comprehensive income (loss)	1,512	(765)	801
Income allocated to preferred shareholders	95	176	117
Comprehensive income (loss) available to common shareholders	$1,417	$(941)	$684

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($92 and $139 related to VIEs, respectively)	$230	$147
Investment in equity securities	1,439	871
Accounts receivable ($29 and $23 related to VIEs, respectively), less allowance for credit losses of $44 and $52, respectively	690	676
Accrued unbilled revenues, less allowance for credit losses of $6 and $5, respectively	513	505
Natural gas and coal inventory	186	203
Materials and supplies	422	297
Non-trading derivative assets	9	—
Taxes receivable	1	82
Current assets held for sale	2,338	—
Regulatory assets	1,395	18
Prepaid expense and other current assets ($19 and $15 related to VIEs, respectively)	132	121
Total current assets	7,355	2,920
Property, Plant and Equipment, net	23,484	22,362
Other Assets:
Goodwill	4,294	4,697
Regulatory assets ($420 and $633 related to VIEs, respectively)	2,321	2,094
Non-trading derivative assets	5	—
Preferred units - unconsolidated affiliate	—	363
Non-current assets held for sale	—	782
Other non-current assets	220	253
Total other assets	6,840	8,189
Total Assets	$37,679	$33,471

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2021	December 31, 2020
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$7	$24
Current portion of VIE Securitization Bonds long-term debt	220	211
Indexed debt, net	10	15
Current portion of other long-term debt	308	1,669
Indexed debt securities derivative	903	953
Accounts payable	1,196	853
Taxes accrued	378	265
Interest accrued	136	145
Dividends accrued	131	136
Customer deposits	111	119
Non-trading derivative liabilities	2	3
Current liabilities held for sale	562	—
Other	323	432
Total current liabilities	4,287	4,825
Other Liabilities:
Deferred income taxes, net	3,904	3,603
Non-trading derivative liabilities	12	27
Benefit obligations	511	680
Regulatory liabilities	3,153	3,448
Other	836	1,019
Total other liabilities	8,416	8,777
Long-term Debt:
VIE Securitization Bonds, net	317	536
Other long-term debt, net	15,241	10,985
Total long-term debt, net	15,558	11,521
Commitments and Contingencies (Note 16)
Temporary Equity (Note 19)	3	—
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 800,000 shares and 2,402,400 shares outstanding, respectively, $800 and $2,402 liquidation preference, respectively (Note 13)	790	2,363
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 628,923,534 shares and 551,355,861 shares outstanding, respectively	6	6
Additional paid-in capital	8,529	6,914
Retained earnings (accumulated deficit)	154	(845)
Accumulated other comprehensive loss	(64)	(90)
Total shareholders’ equity	9,415	8,348
Total Liabilities and Shareholders’ Equity	$37,679	$33,471

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$1,486	$(773)	$791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,316	1,189	1,225
Deferred income taxes	213	(429)	69
Goodwill impairment and loss from reclassification to held for sale	—	175	48
Goodwill impairment	—	185	—
Gain on Enable Merger	(681)	—	—
Loss (gain) on equity securities	172	(49)	(282)
Loss (gain) on indexed debt securities	(50)	60	292
Equity in (earnings) losses of unconsolidated affiliates	(339)	1,428	(230)
Distributions from unconsolidated affiliates	155	113	261
Pension contributions	(61)	(86)	(109)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	(98)	90	226
Inventory	(140)	9	(52)
Taxes receivable	81	24	(106)
Accounts payable	175	2	(455)
Net regulatory assets and liabilities	(2,295)	(107)	(22)
Other current assets and liabilities	56	104	(195)
Other assets and liabilities	(53)	25	49
Other operating activities, net	85	35	128
Net cash provided by operating activities	22	1,995	1,638
Cash Flows from Investing Activities:
Capital expenditures	(3,164)	(2,596)	(2,506)
Acquisitions, net of cash acquired	—	—	(5,991)
Transaction costs related to Enable Merger (Note 4)	(49)	—	—
Cash received related to Enable Merger	5	—	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	80	42
Proceeds from sale of equity securities, net of transaction costs	1,320	—	—
Proceeds from divestitures (Note 4)	22	1,215	—
Other investing activities, net	15	36	34
Net cash used in investing activities	(1,851)	(1,265)	(8,421)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(27)	—	—
Payment of obligation for finance lease	(179)	—	—
Borrowings from revolving credit facilities	—	1,050	135
Repayments of revolving credit facilities	—	(1,050)	(135)
Proceeds from (payments of) commercial paper, net	1,132	(761)	1,891
Proceeds from long-term debt	4,493	799	2,916
Payments of long-term debt, including make-whole premiums	(2,968)	(1,724)	(1,302)
Payment of debt issuance costs	(38)	(8)	(20)
Payment of dividends on Common Stock	(385)	(392)	(577)
Payment of dividends on Preferred Stock	(107)	(137)	(118)
Proceeds from issuance of Common Stock, net	—	672	—
Proceeds from issuance of Series C Preferred stock, net	—	723	—
Other financing activities, net	(5)	(6)	(14)
Net cash provided by (used in) financing activities	1,916	(834)	2,776
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	87	(104)	(4,007)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	167	271	4,278
Cash, Cash Equivalents and Restricted Cash at End of Year	$254	$167	$271
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of year	3	$2,363	2	$1,740	2	$1,740
Issuances of Series C Preferred Stock, net of issuance costs	—	—	1	723	—	—
Conversion of Series B Preferred Stock and Series C Preferred Stock	(2)	(1,573)	—	(100)	—	—
Balance, end of year	1	790	3	2,363	2	1,740
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	551	6	502	5	501	5
Issuances related to benefit and investment plans	1	—	1	—	1	—
Issuances of Common Stock	77	—	48	1	—	—
Balance, end of year	629	6	551	6	502	5
Additional Paid-in-Capital
Balance, beginning of year		6,914		6,080		6,072
Issuances related to benefit and investment plans		41		30		8
Issuances of Common Stock, net of issuance costs		1		672		—
Conversion of Series B Preferred Stock and Series C Preferred Stock		1,573		100		—
Recognition of beneficial conversion feature		—		32		—
Balance, end of year		8,529		6,914		6,080
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		(845)		632		349
Net income (loss)		1,486		(773)		791
Common Stock dividends declared (see Note 13)		(404)		(480)		(433)
Series A Preferred Stock dividends declared (see Note 13)		(49)		(73)		(24)
Series B Preferred Stock dividends declared (see Note 13)		(34)		(85)		(51)
Series C Preferred Stock dividends declared (see Note 13)		—		(27)		—
Amortization of beneficial conversion feature		—		(32)		—
Adoption of ASU 2016-13		—		(7)		—
Balance, end of year		154		(845)		632
Accumulated Other Comprehensive Loss
Balance, beginning of year		(90)		(98)		(108)
Other comprehensive income		26		8		10
Balance, end of year		(64)		(90)		(98)
Total Shareholders’ Equity		$9,415		$8,348		$8,359

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
CenterPoint Energy Houston Electric, LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (an indirect wholly-owned subsidiary of CenterPoint Energy, Inc.) (the "Company") as of December 31, 2021 and 2020, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of Rate Regulation on the Financial Statements — Refer to Note 2 and 7 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Public Utility Commission of Texas (“PUCT”), which has jurisdiction with respect to the rates charged by electric transmission and distribution companies in Texas. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets and liabilities; utility revenues; operation and maintenance expense; depreciation and amortization expense; and income tax expense.

The Company’s rates are subject to regulatory rate-setting processes by the PUCT. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The PUCT’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the PUCT in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the PUCT will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

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

•We read relevant regulatory orders issued by the PUCT for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUCT’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Company’s filings with the PUCT and the filings with the PUCT by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s assertion that no indicators of impairment were identified in connection with the Company's property, plant, and equipment. We inspected the capital projects budget and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the PUCT to identify any evidence that may contradict management’s assertion regarding probability of a disallowance of long-lived assets.

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
February 22, 2022

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues	$3,134	$2,911	$2,990
Expenses:
Operation and maintenance	1,597	1,523	1,477
Depreciation and amortization	642	560	648
Taxes other than income taxes	251	252	247
Total	2,490	2,335	2,372
Operating Income	644	576	618
Other Income (Expense):
Interest expense and other finance charges	(183)	(171)	(164)
Interest expense on Securitization Bonds	(21)	(28)	(39)
Other income, net	17	10	21
Total	(187)	(189)	(182)
Income Before Income Taxes	457	387	436
Income tax expense	76	53	80
Net Income	$381	$334	$356

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income	$381	$334	$356
Other comprehensive income (loss):
Net deferred loss from cash flow hedges (net of tax expense of $-0-, $-0-, and $-0-, respectively)	—	—	(1)
Reclassification of net deferred losses from cash flow hedges (net of tax expense of $-0-, $4, and $-0-, respectively)	—	15	—
Other comprehensive income (loss)	—	15	(1)
Comprehensive income	$381	$349	$355

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($92 and $139 related to VIEs, respectively)	$214	$139
Accounts and notes receivable, net ($29 and $23 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	263	268
Accounts and notes receivable—affiliated companies	11	7
Accrued unbilled revenues	127	113
Materials and supplies	292	195
Prepaid expenses and other current assets ($19 and $15 related to VIEs, respectively)	49	47
Total current assets	956	769
Property, Plant and Equipment, net	11,203	9,663
Other Assets:
Regulatory assets ($420 and $633 related to VIEs, respectively)	789	848
Other non-current assets	32	36
Total other assets	821	884
Total Assets	$12,980	$11,316

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2021	December 31, 2020
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$220	$211
Current portion of other long-term debt	300	402
Accounts payable	510	281
Accounts and notes payable—affiliated companies	568	96
Taxes accrued	193	158
Interest accrued	74	71
Other current liabilities	91	117
Total current liabilities	1,956	1,336
Other Liabilities:
Deferred income taxes, net	1,122	1,041
Benefit obligations	55	75
Regulatory liabilities	1,152	1,252
Other non-current liabilities	98	95
Total other liabilities	2,427	2,463
Long-Term Debt, net:
VIE Securitization Bonds, net	317	536
Other long-term debt, net	4,658	3,870
Total long-term debt, net	4,975	4,406
Commitments and Contingencies (Note 16)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	2,678	2,548
Retained earnings	944	563
Total member’s equity	3,622	3,111
Total Liabilities and Member’s Equity	$12,980	$11,316

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$381	$334	$356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642	560	648
Deferred income taxes	32	(42)	(24)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(17)	(26)	38
Accounts receivable/payable–affiliated companies	(36)	47	(23)
Inventory	(97)	(48)	(12)
Accounts payable	66	28	13
Taxes receivable	—	—	5
Net regulatory assets and liabilities	(237)	(11)	(48)
Other current assets and liabilities	39	55	(26)
Other assets and liabilities	6	4	(7)
Other operating activities, net	(9)	(2)	(2)
Net cash provided by operating activities	770	899	918
Cash Flows from Investing Activities:
Capital expenditures	(1,619)	(1,058)	(1,025)
Decrease (increase) in notes receivable–affiliated companies	—	481	(481)
Other investing activities, net	2	13	11
Net cash used in investing activities	(1,617)	(564)	(1,495)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,096	299	696
Payments of long-term debt	(613)	(231)	(458)
Dividend to parent	—	(551)	(376)
Increase (decrease) in notes payable–affiliated companies	504	8	(1)
Payment of debt issuance costs	(12)	(3)	(8)
Contribution from parent	130	62	590
Payment of obligation for finance lease	(179)	—	—
Other financing activities, net	—	—	(1)
Net cash provided by (used in) financing activities	926	(416)	442
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	79	(81)	(135)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	154	235	370
Cash, Cash Equivalents and Restricted Cash at End of the Year	$233	$154	$235

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,548		2,486		1,896
Contribution from parent		130		62		590
Other		—		—		—
Balance, end of year		2,678		2,548		2,486
Retained Earnings
Balance, beginning of year		563		780		800
Net income		381		334		356
Dividend to parent		—		(551)		(376)
Balance, end of year		944		563		780
Accumulated Other Comprehensive Loss
Balance, beginning of year		—		(15)		(14)
Other comprehensive income (loss)		—		15		(1)
Balance, end of year		—		—		(15)
Total Member’s Equity		$3,622		$3,111		$3,251

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder of
CenterPoint Energy Resources Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (an indirect wholly-owned subsidiary of CenterPoint Energy, Inc.) (the "Company") as of December 31, 2021 and 2020, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of Rate Regulation on the Financial Statements — Refer to Note 2 and 7 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of electric and gas transmission and distribution companies in those jurisdictions. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; prepaid expenses and other current assets; regulatory assets and liabilities; utility revenues and expenses; operation and maintenance expense; depreciation and amortization expense; and income tax expense.

The Company’s rates are subject to regulatory rate-setting processes by the Commissions. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

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

•We read relevant regulatory orders issued by the Commissions for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s assertion that no indicators of impairment were identified in connection with the Company's property, plant, and equipment. We inspected the capital projects budget and inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management’s assertion regarding probability of a disallowance of long-lived assets.

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
February 22, 2022

We have served as the Company’s auditor since 1997.

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Utility revenues	$3,191	$2,711	$2,951
Non-utility revenues	57	52	67
Total	3,248	2,763	3,018
Expenses:
Utility natural gas	1,515	1,100	1,391
Non-utility cost of revenue, including natural gas	17	17	39
Operation and maintenance	790	798	824
Depreciation and amortization	326	304	293
Taxes other than income taxes	193	182	161
Total	2,841	2,401	2,708
Operating Income	407	362	310
Other Income (Expense):
Gain on sale	11	—	—
Interest expense and other finance charges	(103)	(111)	(116)
Other, net	(10)	(7)	(8)
Total	(102)	(118)	(124)
Income From Continuing Operations Before Income Taxes	305	244	186
Income tax expense (benefit)	51	97	(3)
Income From Continuing Operations	254	147	189
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $—, $(2), and $17, respectively)	—	(66)	23
Net Income	$254	$81	$212

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income	$254	$81	$212
Other comprehensive income (loss):
Adjustment to other postemployment plans (net of tax expense of $1, $1 and $2, respectively)	—	—	5
Other comprehensive income (loss)	—	—	5
Comprehensive income	$254	$81	$217

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$8	$1
Accounts receivable, less allowance for credit losses of $39 and $45, respectively	240	233
Accrued unbilled revenue, less allowance for credit losses of $5 and $4, respectively	247	260
Accounts and notes receivable — affiliated companies	16	8
Material and supplies	74	58
Natural gas inventory	127	121
Taxes receivable	28	—
Current assets held for sale	2,084	—
Regulatory assets	1,289	18
Prepaid expenses and other current assets	15	8
Total current assets	4,128	707
Property, Plant and Equipment, Net	5,763	6,558
Other Assets:
Goodwill	611	757
Regulatory assets	577	220
Other non-current assets	31	66
Total other assets	1,219	1,043
Total Assets	$11,110	$8,308
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2021	December 31, 2020
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$7	$24
Accounts payable	365	296
Accounts and notes payable–affiliated companies	56	50
Notes payable - affiliated companies	224	—
Taxes accrued	90	74
Interest accrued	27	28
Customer deposits	63	76
Current liabilities held for sale	562	—
Other current liabilities	113	178
Total current liabilities	1,507	726
Other Liabilities:
Deferred income taxes, net	680	584
Benefit obligations	81	83
Regulatory liabilities	979	1,226
Other non-current liabilities	482	694
Total other liabilities	2,222	2,587

Long-Term Debt	4,380	2,428

Commitments and Contingencies (Note 16)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	2,226	2,046
Retained earnings	765	511
Accumulated other comprehensive income	10	10
Total stockholder’s equity	3,001	2,567
Total Liabilities and Stockholder’s Equity	$11,110	$8,308

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash Flows from Operating Activities:
Net income	$254	$81	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326	304	293
Deferred income taxes	77	91	7
Goodwill impairment and loss from reclassification to held for sale	—	93	48
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(60)	151	252
Accounts receivable/payable–affiliated companies	(4)	4	(6)
Inventory	(54)	63	(12)
Taxes receivable	(28)	—	—
Accounts payable	76	(72)	(305)
Net regulatory assets and liabilities	(1,979)	(52)	76
Other current assets and liabilities	(11)	47	(91)
Other assets and liabilities	(45)	14	(33)
Other operating activities, net	8	5	25
Net cash provided by (used in) operating activities	(1,440)	729	466
Cash Flows from Investing Activities:
Capital expenditures	(895)	(815)	(776)
(Increase) decrease in notes receivable–affiliated companies	—	(9)	114
Proceeds from divestitures (Note 4)	22	365	—
Other investing activities, net	14	7	—
Net cash used in investing activities	(859)	(452)	(662)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(27)	—	—
Proceeds from (payments of) commercial paper, net	552	(30)	167
Proceeds from long-term debt	1,699	500	—
Payments of long-term debt, including make-whole premiums	(311)	(593)	—
Payment of debt issuance costs	(10)	(4)	—
Dividends to parent	—	(80)	(120)
Contribution from parent	180	217	129
Capital distribution to parent associated with the sale of CES	—	(286)	—
Increase in notes payable–affiliated companies	224	—	—
Other financing activities, net	(1)	(2)	(3)
Net cash provided by (used in) financing activities	2,306	(278)	173
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7	(1)	(23)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	1	2	25
Cash, Cash Equivalents and Restricted Cash at End of Year	$8	$1	$2

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,046		2,116		2,015
Contribution from parent		180		217		129
Capital distribution to parent associated with the sale of CES		—		(286)		—
Capital distribution to parent associated with Internal Spin		—		—		(28)
Other		—		(1)		—
Balance, end of year		2,226		2,046		2,116
Retained Earnings
Balance, beginning of year		511		515		423
Net income		254		81		212
Dividend to parent		—		(80)		(120)
Adoption of ASU 2016-13		—		(5)		—
Balance, end of year		765		511		515
Accumulated Other Comprehensive Income
Balance, beginning of year		10		10		5
Other comprehensive income		—		—		5
Balance, end of year		10		10		10
Total Stockholder’s Equity		$3,001		$2,567		$2,641

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

Background. CenterPoint Energy, Inc. is a public utility holding company. As of December 31, 2021, CenterPoint Energy’s operating subsidiaries were as follows:

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

•Vectren performs non-utility activities through Energy Systems Group, which provides energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.

For a description of CenterPoint Energy’s reportable segments, see Note 18. Houston Electric consists of a single reportable segment, Houston Electric T&D and CERC consists of a single reportable segment, Natural Gas.

Held for Sale and Discontinued Operations. On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information regarding held for sale, discontinued operations and divestitures, see Note 4.

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

As of December 31, 2021, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy remote special purpose entities that were formed solely for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

(d)Revenues

The Registrants record revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on actual AMS/AMI data, supply volumes, estimated line loss and applicable tariff rates. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. For further discussion, see Note 5.

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

The Registrants periodically evaluate long-lived assets, including property, plant and equipment, and specifically identifiable intangibles subject to amortization, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For rate regulated businesses, recoverability of long-lived assets is assessed by determining if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. For non-rate regulated businesses, recoverability is assessed based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets. No long-lived asset or intangible asset impairments were recorded in 2021, 2020 or 2019.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. CenterPoint Energy and CERC recognize a goodwill impairment by the amount a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill within that reporting unit. CenterPoint Energy includes deferred tax assets and liabilities within its reporting unit’s carrying value for the purposes of annual and interim impairment tests, regardless of whether the estimated fair value reflects the disposition of such assets and liabilities. For further information about the goodwill impairment tests during 2021, see Note 6.

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

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest and AFUDC debt (1)	$34	$13	$2	$27	$8	$3	$36	$8	$3
AFUDC equity (2)	28	20	3	25	14	3	22	15	3

(1)Included in Interest and other finance charges on the Registrants’ respective Statements of Consolidated Income, inclusive of $16 million, $13 million and $21 million of debt post in-service carrying costs on property, plant and equipment, primarily in Indiana, deferred into a regulatory asset in the years ended December 31, 2021, 2020 and 2019, respectively.
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

To the extent certain EDIT of the Registrants’ rate-regulated subsidiaries may be recoverable or payable through future rates, regulatory assets and liabilities have been recorded, respectively. See Note 15 for further discussion.

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

	Year Ended December 31,
	2021 (1)	2020	2021 (1)	2020 (1)
	CenterPoint Energy		CERC
	(in millions)
LIFO inventory	$101	$92	$56	$55

(1)Based on the average cost of gas purchased during December 2021, CenterPoint Energy’s and CERC’s cost of replacing inventories carried at LIFO cost was less than the carrying value at December 31, 2021 by $48 million and $-0-, respectively.

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

(p) Investments in Equity Securities (CenterPoint Energy)

CenterPoint Energy reports equity securities at estimated fair value in the Consolidated Balance Sheets, and any gains and losses, net of any transaction costs, are recorded as Gain (Loss) on Equity Securities in the Statements of Consolidated Income.

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

(r) Cash and Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Bond Companies (VIEs) solely to support servicing the Securitization Bonds as of December 31, 2021 and 2020 are reflected on CenterPoint Energy’s and Houston Electric’s Consolidated Balance Sheets.

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

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

		December 31, 2021			December 31, 2020
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
	(in years)	(in millions)
CenterPoint Energy
Electric transmission and distribution	36	$17,156	$4,658	$12,498	$15,225	$4,785	$10,440
Electric generation (1)	26	1,807	1,179	628	1,922	754	1,168
Natural gas distribution	30	13,578	3,981	9,597	14,022	4,019	10,003
Finance ROU asset mobile generation	7.5	179	—	179	—	—	—
Other property	16	953	371	582	1,345	594	751
Total		$33,673	$10,189	$23,484	$32,514	$10,152	$22,362

Houston Electric
Electric transmission and distribution	38	$13,321	$3,502	$9,819	$11,911	$3,396	$8,515
Finance ROU asset mobile generation	7.5	179	—	179	—	—	—
Other property	19	1,773	568	1,205	1,682	534	1,148
Total		$15,273	$4,070	$11,203	$13,593	$3,930	$9,663
CERC
Natural gas distribution	29	$7,833	$2,093	$5,740	$8,928	$2,392	$6,536
Other property	19	45	22	23	44	22	22
Total		$7,878	$2,115	$5,763	$8,972	$2,414	$6,558

(1)SIGECO and AGC own a 300 MW unit at the Warrick Power Plant (Warrick Unit 4) as tenants in common. SIGECO’s share of the cost of this unit as of December 31, 2021, is $196 million with accumulated depreciation totaling $154 million. AGC and SIGECO share equally in the cost of operation and output of the unit. SIGECO’s share of operating costs is included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income.

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2021, 2020 and 2019:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Depreciation	$1,024	$391	$311	$961	$368	$289	$879	$339	$277
Amortization of securitized regulatory assets	213	213	—	155	155	—	271	271	—
Other amortization	79	38	15	73	37	15	75	38	16
Total	$1,316	$642	$326	$1,189	$560	$304	$1,225	$648	$293

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

A reconciliation of the changes in the ARO liability recorded in Other non-current liabilities on each of the Registrants’ respective Consolidated Balance Sheets is as follows:

	December 31, 2021			December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning balance	$787	$43	$571	$539	$42	$325
Accretion expense (1)	21	1	12	16	1	11
Revisions in estimates (2)	(67)	(2)	(93)	232	—	235
Ending balance	$741	$42	$490	$787	$43	$571

(1)Reflected in Regulatory assets on each of the Registrants’ respective Consolidated Balance Sheets.
(2)In 2021, the Registrants reflected a decrease in their respective ARO liability, which is primarily attributable to increases in the long-term interest rates used for discounting in the ARO calculation.

(4) Held for Sale, Divestitures and Mergers (CenterPoint Energy and CERC)

Held for Sale

Held for Sale. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million in gas cost, including storm-related incremental natural gas costs incurred in the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. The assets include approximately 17,000 miles of main pipeline in Arkansas, Oklahoma and certain portions of Bowie County, Texas serving more than half a million customers. The Arkansas and Oklahoma Natural Gas businesses are reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable. Filings were made on June 11, 2021 to the APSC and June 24, 2021 to the OCC requesting approval of the transaction. On August 18, 2021, the Hart-Scott-Rodino antitrust waiting period expired. On October 14, 2021, a unanimous settlement agreement was filed with the APSC resolving all matters associated with the sale and the FRP. As part of the settlement agreement, CERC committed to provide $22 million in cash at the closing of the transaction, which will be passed through to Arkansas customers. CERC also committed to return any insurance proceeds it may receive for claims submitted with respect to Arkansas, if any, for costs incurred as part of the February 2021 Winter Storm Event to reduce the balance of the incurred costs. The settlement agreement also provides for the extinguishment of CERC’s obligation to refund through the FRP approximately $10 million as of December 31, 2021. On November 16, 2021, the OCC issued its order approving the transaction, and the order became non-appealable on December 16, 2021. On December 6, 2021, the APSC issued its order approving the transaction, and the order became non-appealable on January 5, 2022. The transaction closed on January 10, 2022.

In April 2021, certain assets and liabilities representing the Arkansas and Oklahoma Natural Gas businesses met the held for sale criteria. The sale is considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances. The deferred taxes associated with the businesses were recognized as a deferred income tax benefit by CenterPoint Energy and CERC upon closing in 2022.

Although the Arkansas and Oklahoma Natural Gas businesses met the held for sale criteria, their disposals do not represent a strategic shift to CenterPoint Energy and CERC, as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities associated with the transaction are not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Statements of Consolidated Income, as applicable, and the December 31, 2020 Consolidated Balance Sheets were not required to be recast for assets held for sale. Since the depreciation on the Arkansas and Oklahoma Natural Gas assets continued to be reflected in revenues through customer rates until the closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets, CenterPoint Energy and CERC continued to record depreciation on those assets through the closing of the transaction.

In September 2021, CNP Midstream entered into the Forward Sale Agreement to sell certain Energy Transfer Common Units upon the completion of the Enable Merger. Additionally, CenterPoint Energy’s announced plan to exit its Midstream Investment reportable segment by the end of 2022 represented a strategic shift that will have a major effect on CenterPoint Energy’s operations or financial results, and as such, its equity investment in Enable are classified and presented as discontinued operations. Equity method investments that qualify for discontinued operations are also presented as assets held for sale. Therefore, the equity in earnings (loss) of unconsolidated affiliates, net of tax, associated with the equity investment in Enable are reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income, and the December 31, 2020 Consolidated Balance Sheet was required to be recast for assets held for sale. For further information about CenterPoint Energy’s equity investment in Enable, see Note 11.

The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell. Neither CenterPoint Energy nor CERC recognized any gains or losses on the measurement of assets held for sale during the year ended December 31, 2021. See Note 6 for further information about the allocation of goodwill to the businesses to be disposed.

The assets and liabilities of the Arkansas and Oklahoma Natural Gas businesses and equity method investment in Enable classified as held for sale in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets, as applicable, included the following:

	December 31, 2021
	CenterPoint Energy	CERC
	(in millions)
Receivables, net	$46	$46
Accrued unbilled revenues	48	48
Natural gas inventory	46	46
Materials and supplies	9	9
Property, plant and equipment, net	1,314	1,314
Goodwill	398	144
Investment in unconsolidated affiliate (1)	—	—
Regulatory assets	471	471
Other	6	6
Total current assets held for sale	$2,338	$2,084

	December 31, 2021
	CenterPoint Energy	CERC
	(in millions)
Short term borrowings (2)	$36	$36
Accounts payable	40	40
Taxes accrued	7	7
Customer deposits	12	12
Regulatory liabilities	365	365
Other	102	102
Total current liabilities held for sale	$562	$562

(1)Balance of $782 million as of December 31, 2020 is reported as Non-current assets held for sale on CenterPoint Energy’s Consolidated Balance Sheets.
(2)Represents third-party AMAs associated with utility distribution service in Arkansas and Oklahoma. These transactions are accounted for as an inventory financing. For further information, see Notes 14 and 16.

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Statements of Consolidated Income is as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Income from Continuing Operations Before Income Taxes	$78	$73

Discontinued Operations

Enable Merger. On December 2, 2021, Enable, completed the previously announced Enable Merger pursuant to the Enable Merger Agreement entered into on February 16, 2021.

Pursuant to the terms of the Enable Merger Agreement, (i) Elk Merger Sub merged with and into Enable, with Enable surviving as a wholly owned subsidiary of Energy Transfer, (ii) Elk GP Merger Sub merged with and into Enable GP, with Enable GP surviving as a direct wholly owned subsidiary of Energy Transfer and (iii) CenterPoint Energy contributed, assigned, transferred, conveyed and delivered to Energy Transfer, and Energy Transfer acquired, assumed, accepted and received from CenterPoint Energy, all of CenterPoint Energy’s right, title and interest in each Enable Series A Preferred Units issued and outstanding at such time in exchange for 0.0265 newly issued Energy Transfer Series G Preferred Units for each Enable Series A Preferred Unit. Upon the consummation of the transactions contemplated by the Enable Merger Agreement, the agreements relating to Enable between CenterPoint Energy, OGE and Enable and certain of their affiliates terminated, and CenterPoint Energy paid $30 million to OGE.

The Enable Series A Preferred Units are accounted for under Topic 321 - Investments - Equity Securities and are out of scope for held-for-sale and discontinued operations guidance.

At the closing of the Enable Merger on December 2, 2021, Energy Transfer acquired 100% of Enable’s outstanding common units, resulting in the exchange of Enable Common Units owned by CenterPoint Energy at the Enable Merger exchange ratio of 0.8595x Energy Transfer Common Units for each Enable Common Unit. CenterPoint Energy also received $5 million in cash in exchange for its interest in the Enable GP. See Note 19 for supplemental information regarding the non-cash exchange transaction. See Note 12 for further information regarding Energy Transfer security equities.

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

In the Securities Purchase Agreement, CenterPoint Energy agreed to a mechanism to reimburse PowerTeam Services subsequent to closing of the sale for certain amounts of specifically identified change orders that may be ultimately rejected by one of VISCO’s customers as part of on-going audits. CenterPoint Energy’s maximum contractual exposure under the Securities Purchase Agreement, in addition to the amount reflected in the working capital adjustment, for these change orders is $21 million. CenterPoint Energy does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows. CenterPoint Energy anticipates this matter will be resolved in 2022.

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

A summary of discontinued operations presented in CenterPoint Energy’s Statements of Consolidated Income is as follows:

Year Ended December 31, 2021
Equity Method Investment in Enable
(in millions)
Equity in earnings of unconsolidated affiliate, net	$1,019
Income from discontinued operations before income taxes	1,019
Income tax expense	201
Net income from discontinued operations	$818

	Year Ended December 31, 2020
	Equity Method Investment in Enable	Infrastructure Services Disposal Group	Energy Services Disposal Group	Total
	(in millions)
Revenues	$—	$250	$1,167	$1,417
Expenses:
Non-utility cost of revenues	—	50	1,108	1,158
Operation and maintenance	—	184	34	218
Taxes other than income taxes	—	1	3	4
Total	—	235	1,145	1,380
Operating income	—	15	22	37
Equity in losses of unconsolidated affiliate, net (1)	(1,428)	—	—	(1,428)
Income (loss) from Discontinued Operations before income taxes	(1,428)	15	22	(1,391)
Loss on classification to held for sale, net (2)	—	(102)	(96)	(198)
Income tax expense (benefit)	(354)	24	(3)	(333)
Net loss from Discontinued Operations	$(1,074)	$(111)	$(71)	$(1,256)

	Year Ended December 31, 2019
	Equity Method Investment in Enable	Infrastructure Services Disposal Group (3)	Energy Services Disposal Group	Total
	(in millions)
Revenues	$—	$1,190	$3,767	$4,957
Expenses:
Non-utility cost of revenues	—	309	3,597	3,906
Operation and maintenance	—	714	68	782
Depreciation and amortization	—	50	12	62
Taxes other than income taxes	—	2	2	4
Goodwill Impairment	—	—	48	48
Total	—	1,075	3,727	4,802
Operating income	—	115	40	155
Equity in earnings of unconsolidated affiliate, net (4)	229	—	—	229
Income from Discontinued Operations before income taxes	229	115	40	384
Income tax expense	62	29	17	108
Net income from Discontinued Operations	$167	$86	$23	$276

(1)CenterPoint Energy recognized a loss of $1,428 million from its investment in Enable for the year ended December 31, 2020. This loss included an impairment charge on CenterPoint Energy’s investment in Enable of $1,541 million and CenterPoint Energy’s interest in Enable’s $225 million impairment on an equity method investment.

(2)Loss from classification to held for sale is inclusive of goodwill impairments, gains and losses recognized upon sale, and for CenterPoint Energy, its costs to sell.
(3)Reflects February 1, 2019 to December 31, 2019 results only due to the Merger.
(4)Includes CenterPoint Energy’s share of Enable’s $86 million goodwill impairment recorded in the fourth quarter of 2019.

A summary of the Energy Services Disposal Group presented as discontinued operations in CERC’s Statements of Consolidated Income, as applicable, is as follows:

	Year Ended December 31,
	2020	2019
	CERC
	(in millions)
Revenues	$1,167	$3,767
Expenses:
Non-utility cost of revenues	1,108	3,597
Operation and maintenance	34	68
Depreciation and amortization	—	12
Taxes other than income taxes	3	2
Goodwill Impairment	—	48
Total	1,145	3,727
Income from Discontinued Operations before income taxes	22	40
Loss on classification to held for sale, net (1)	(90)	—
Income tax expense (benefit)	(2)	17
Net income (loss) from Discontinued Operations	$(66)	$23

(1)Loss from classification to held for sale is inclusive of goodwill impairment, gains and losses recognized upon sale, and for CenterPoint Energy, its costs to sell.

CenterPoint Energy and CERC have elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. Except as discussed in Note 2, long-lived assets are not depreciated or amortized once they are classified as held for sale. The following table summarizes CenterPoint Energy’s and CERC’s cash flows from discontinued operations and certain supplemental cash flow disclosures as applicable:

Year Ended December 31, 2021
CenterPoint Energy
Equity Method Investment in Enable
(in millions)
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on Enable Merger	$(681)
Equity in earnings of unconsolidated affiliate	(339)
Distributions from unconsolidated affiliate	155
Cash flows from investing activities:
Transaction costs related to the Enable Merger	(49)
Cash received related to Enable Merger	5

	Year Ended December 31, 2020
	CenterPoint Energy
	Equity Method Investment in Enable	Infrastructure Services Disposal Group	Energy Services Disposal Group
	(in millions)
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of natural gas inventory	$—	$—	$3
Equity in losses of unconsolidated affiliate	1,428	—	—
Distributions from unconsolidated affiliate	113	—	—
Cash flows from investing activities:
Capital expenditures	—	18	3
Distributions from unconsolidated affiliate in excess of cumulative earnings	80	—	—

	Year Ended December 31, 2019
	CenterPoint Energy
	Equity Method Investment in Enable	Infrastructure Services Disposal Group (1)	Energy Services Disposal Group
	(in millions)
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$—	$50	$12
Amortization of intangible assets in Non-utility cost of revenues	—	19	—
Write-down of natural gas inventory	—	—	4
Equity in losses of unconsolidated affiliate	(229)	—	—
Distributions from unconsolidated affiliate	261	—	—
Cash flows from investing activities:
Capital expenditures	—	67	12
Distributions from unconsolidated affiliate in excess of cumulative earnings	42	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	—	—	2

(1)Reflects February 1, 2019 to December 31, 2019 results only due to the Merger.

	Year Ended December 31,
	2020	2019
	CERC
	Energy Services Disposal Group
	(in millions)
Cash flows from operating activities:
Depreciation and amortization	$—	$12
Write-down of natural gas inventory	3	4
Cash flows from investing activities:
Capital expenditures	3	12
Non-cash transactions:
Accounts payable related to capital expenditures	—	2

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

Transactions between CES and CenterPoint Energy’s and CERC’s Natural Gas that were previously eliminated in consolidation have been reflected in continuing operations until the closing of the sale of the Energy Services Disposal Group. Revenues and expenses included in continuing operations were as follows:

	Year Ended December 31,
	2020 (1)	2019	2020 (1)	2019
	CenterPoint Energy		CERC
	(in millions)
Transportation revenue	$34	$101	$34	$101
Natural gas expense	48	125	47	124

(1)Represents charges for the period January 1, 2020 until the closing of the sale of the Energy Services Disposal Group.

In the normal course of business prior to June 1, 2020, the Energy Services Disposal Group through CES traded natural gas under supply contracts and entered into natural gas related transactions under transportation, storage and other contracts. In connection with the Energy Services Disposal Group’s business activities prior to the closing of the sale of the Energy Services Disposal Group on June 1, 2020, CERC Corp. issued guarantees to certain of CES’s counterparties to guarantee the payment of CES’s obligations. For further information, see Note 16.

CenterPoint Energy’s and CERC’s Natural Gas businesses had AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group that expired in March 2021. See Note 16 for further information.

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

The MES disposal does not represent a strategic shift to CenterPoint Energy and CERC, as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities associated with MES are not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Statements of Consolidated Income, as applicable, and the December 31, 2020 Consolidated Balance Sheets were not required to be recast for assets held for sale. CenterPoint Energy and CERC recognized a pre-tax gain on the sale of $8 million and $11 million, respectively, during year ended December 31, 2021. See Note 6 for further information about the allocation of goodwill to the MES disposal.

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

The following tables disaggregate revenues by reportable segment and major source and exclude operating revenues from the Energy Services and Infrastructure Services Disposal Groups, which are reflected as discontinued operations prior to the date of closing of each transaction. See Note 4 for further information.

CenterPoint Energy

	Year Ended December 31, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,726	$4,281	$249	$8,256
Other (1)	37	55	4	96
Total revenues	$3,763	$4,336	$253	$8,352

	Year Ended December 31, 2020
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,451	$3,586	$313	$7,350
Other (1)	19	45	4	68
Total revenues	$3,470	$3,631	$317	$7,418

	Year Ended December 31, 2019
	Electric (2)	Natural Gas (2)	Corporate and Other (2)	Total
	(in millions)
Revenue from contracts	$3,507	$3,714	$290	$7,511
Other (1)	12	36	5	53
Total revenues	$3,519	$3,750	$295	$7,564

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Total lease income was $7 million for the year ended December 31, 2021 and $6 million for each of the years ended December 31, 2020 and 2019.
(2)Reflects revenues from Vectren subsidiaries for the period from February 1, 2019 to December 31, 2019.

Houston Electric

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenue from contracts	$3,117	$2,896	$2,984
Other (1)	17	15	6
Total revenues	$3,134	$2,911	$2,990

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the years ended December 31, 2021, 2020, and 2019.

CERC

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenue from contracts	$3,210	$2,714	$2,979
Other (1)	38	49	39
Total revenues	$3,248	$2,763	$3,018

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was $3 million, $2 million and less than $1 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Consolidated Balance Sheets. As of December 31, 2021, CenterPoint Energy’s contract assets primarily relate to Energy Systems Group contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Consolidated Balance Sheets. On an aggregate basis as of December 31, 2021, CenterPoint Energy’s contract liabilities primarily relate to Energy Systems Group contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2020	$604	$505	$27	$18
Closing balance as of December 31, 2021	627	513	15	16
Increase	$23	$8	$(12)	$(2)

The amount of revenue recognized in the year ended December 31, 2021 that was included in the opening contract liability was $17 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2020	$225	$113	$3
Closing balance as of December 31, 2021	225	127	4
Increase (decrease)	$—	$14	$1

The amount of revenue recognized in the year ended December 31, 2021 that was included in the opening contract liability was $3 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2020	$214	$261
Closing balance as of December 31, 2021	223	247
Increase (decrease)	$9	$(14)

CERC does not have any opening or closing contract asset or contract liability balances.

Remaining Performance Obligations (CenterPoint Energy). The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts and (2) when CenterPoint Energy expects to recognize this revenue. Such contracts include energy performance and sustainable infrastructure services contracts of Energy Systems Group, which are included in Corporate and Other.

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of December 31, 2021:
Corporate and Other	$232	$549	$781
	$232	$549	$781

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

The table below summarizes the Registrants’ bad debt expense amounts for 2021, 2020 and 2019, net of regulatory deferrals, including those related to COVID-19:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Bad debt expense	$12	$—	$11	$24	$—	$18	$18	$—	$14

(6) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of December 31, 2020 and changes in the carrying amount of goodwill as of December 31, 2021 are as follows:

	December 31, 2020	Held for Sale		Disposals		December 31, 2021
	(in millions)
Electric (1)	$936	$—		$—		$936
Natural Gas	3,323	398	(2)	5	(3)	2,920
Corporate and Other	438	—		—		438
Total	$4,697	$398		$5		$4,294
CERC’s goodwill is as follows:

	December 31, 2020	Held for Sale		Disposals		December 31, 2021
	(in millions)
Goodwill	$757	$144	(2)	$2	(3)	$611
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)Represents goodwill attributable to the Natural Gas businesses. For further information, see Note 4.
(3)Represents goodwill attributable to the MES disposal. For further information, see Note 4.

When a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As a result, goodwill attributable to the Natural Gas businesses to be disposed is classified as held for sale as of December 31, 2021, and goodwill attributable to MES was reflected in the gain on sale during the year ended December 31, 2021.

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

CenterPoint Energy and CERC performed the annual goodwill impairment tests in the third quarter of each of 2021 and 2020 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

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

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(12)	$21	$33	$(8)	$25
Trade names	16	(5)	11	16	(3)	13
Construction backlog (1)	—	—	—	5	(5)	—
Operation and maintenance agreements (1)	12	(1)	11	12	(1)	11
Other	2	(1)	1	2	(1)	1
Total	$63	$(19)	$44	$68	$(18)	$50

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Statements of Consolidated Income.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1) (2)	$6	$6	$5
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (2)	1	2	4

(1)Includes $5 million for the year ended December 31, 2019 of amortization expense related to intangibles acquired in the Merger.
(2)Assets held for sale are not amortized. The table reflects amortization on continuing operations. For further information on discontinued operations, see Note 4.

CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
2022	$6
2023	6
2024	5
2025	5
2026	5

(7) Regulatory Matters

The following is a list of regulatory assets and liabilities, excluding amounts related to the Arkansas and Oklahoma Natural Gas businesses classified as held for sale, reflected on the Registrants’ respective Consolidated Balance Sheets as of December 31, 2021 and 2020. For information about regulatory assets and liabilities in held for sale, see Note 4.

	December 31, 2021
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Future amounts recoverable from ratepayers related to:
Benefit obligations (1)	$412	$—	$5
Asset retirement obligations & other	240	45	192
Net deferred income taxes	41	29	2
Total future amounts recoverable from ratepayers	693	74	199
Amounts deferred for future recovery related to:
Extraordinary gas costs	1,528	—	1,454
Cost recovery riders	124	—	—
Hurricane and February 2021 Winter Storm Event restoration costs	105	105	—
Other regulatory assets	94	57	37
Gas recovery costs	29	—	29
Decoupling	25	—	25
COVID-19 incremental costs	23	8	15
Emergency generation costs	21	21	—
Unrecognized equity return	(28)	(3)	(4)
Total amounts deferred for future recovery	1,921	188	1,556
Amounts currently recovered in customer rates related to:
Authorized trackers and cost deferrals	504	24	11
Securitized regulatory assets	420	420	—
Unamortized loss on reacquired debt and hedging	92	67	—
Gas recovery costs	72	—	40
Extraordinary gas costs	66	—	66
Regulatory assets related to TCJA	48	46	2
Hurricane Harvey restoration costs	43	43	—
Benefit obligations	28	24	4
Unrecognized equity return (2)	(171)	(97)	(12)
Total amounts recovered in customer rates (3)	1,102	527	111
Total Regulatory Assets	$3,716	$789	$1,866
Total Current Regulatory Assets (4)	$1,395	$—	$1,289
Total Non-Current Regulatory Assets	$2,321	$789	$577

Regulatory Liabilities:
Regulatory liabilities related to TCJA	$1,389	$738	$400
Estimated removal costs	1,304	229	452
Other regulatory liabilities	481	205	128
Total Regulatory Liabilities	$3,174	$1,172	$980
Total Current Regulatory Liabilities (5)	$21	$20	$1
Total Non-Current Regulatory Liabilities	$3,153	$1,152	$979

	December 31, 2020
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Future amounts recoverable from ratepayers related to:
Benefit obligations (1)	$550	$—	$4
Asset retirement obligations & other	173	39	125
Net deferred income taxes	37	25	3
Total future amounts recoverable from ratepayers	760	64	132
Amounts deferred for future recovery related to:
Cost recovery riders	221	—	—
Other regulatory assets	90	38	52
Hurricane restoration costs	36	36	—
COVID-19 incremental costs	23	5	18
Gas recovery costs	9	—	9
Decoupling	2	—	2
Unrecognized equity return	(42)	—	(5)
Total amounts deferred for future recovery	339	79	76
Amounts currently recovered in customer rates related to:
Securitized regulatory assets	633	633	—
Authorized trackers and cost deferrals	332	30	20
Unamortized loss on reacquired debt and hedging	111	73	—
Hurricane Harvey restoration costs	55	55	—
Benefit obligations	37	31	6
Regulatory assets related to TCJA	25	20	5
Gas recovery costs	7	—	7
Unrecognized equity return (2)	(187)	(137)	(8)
Total amounts recovered in customer rates	1,013	705	30
Total Regulatory Assets	$2,112	$848	$238
Total Current Regulatory Assets	$18	$—	$18
Total Non-Current Regulatory Assets	$2,094	$848	$220
Regulatory Liabilities:
Regulatory liabilities related to TCJA	$1,484	$764	$421
Estimated removal costs	1,470	231	656
Other regulatory liabilities	566	300	178
Total Regulatory Liabilities	$3,520	$1,295	$1,255
Total Current Regulatory Liabilities (5)	$72	$43	$29
Total Non-Current Regulatory Liabilities	$3,448	$1,252	$1,226

(1)Pension and postretirement-related regulatory assets balances are measured annually, and the ending amortization period may change based on the actuarial valuation.
(2)Represents the following: (a) CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments in Indiana; (b) Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation to be recovered in rates through 2024 and certain storm restoration balances pending recovery in the next rate proceeding; and (c) CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas.

(3)Of the $1.1 billion, $527 million and $111 million currently being recovered in customer rates related to CenterPoint Energy, Houston Electric and CERC, respectively, $558 million, $459 million and $7 million is earning a return, respectively. The weighted average recovery period of regulatory assets currently being recovered in base rates, not earning a return, which totals $175 million, $67 million and $69 million for CenterPoint Energy, Houston Electric and CERC, respectively, is 11 years, 23 years and 2 years, respectively. Regulatory assets not earning a return with perpetual or undeterminable lives have been excluded from the weighted average recovery period calculation.
(4)Current regulatory assets for CenterPoint Energy and CERC include extraordinary gas costs of $1,256 million and $1,182 million, respectively.
(5)Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Consolidated Balance Sheets.
The table below reflects the amount of allowed equity return recognized by each Registrant in its Statements of Consolidated Income:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$40	$37	$1	$31	$31	$—	$45	$45	$—

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

On February 13, 2021, the Railroad Commission authorized each Texas natural gas distribution utility to record in a regulatory asset the extraordinary expenses associated with the February 2021 Winter Storm Event, including, but not limited to, natural gas cost and other costs related to the procurement and transportation of natural gas supply, subject to recovery in future regulatory proceedings. The Texas governor signed legislation in June 2021 that authorizes the Railroad Commission to use securitization financing and the issuance of customer rate relief bonds for recovery of extraordinary natural gas costs incurred by natural gas utilities as a result of the February 2021 Winter Storm Event. On November 12, 2021, the RRC issued a Regulatory Asset Determination Order which authorized CERC to include $1.1 billion in a regulatory asset which should be included for recovery through customer rate relief bond financing. In addition, CenterPoint Energy’s and CERC’s Natural Gas utilities in jurisdictions outside of Texas deferred under-recovered natural gas cost as regulatory assets under existing recovery mechanisms and are seeking recovery of the increased cost of natural gas. As of December 31, 2021, CenterPoint Energy and CERC have recorded current regulatory assets of $1,410 million and $1,336 million, respectively, of which $154 million related to Arkansas and Oklahoma has been recast to held for sale at both CenterPoint Energy and CERC, and non-current regulatory assets of $583 million and $583 million respectively, of which $244 million related to Arkansas and Oklahoma has been recast to held for sale at both CenterPoint Energy and CERC, associated with the February 2021 Winter Storm Event. See Note 4 for further information.

Amounts for the under recovery of natural gas costs are reflected in regulatory assets included in Prepaid expenses and other current assets and Regulatory assets on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Recovery of natural gas costs within the regulatory assets are probable and are subject to customary regulatory prudence reviews in all jurisdictions that may impact the amounts ultimately recovered. CenterPoint Energy and CERC, as applicable, have begun recovery of natural gas costs in Indiana, Louisiana, Mississippi and Minnesota. CenterPoint Energy and CERC have filed for securitization of natural gas costs in Texas, received commission approval and issuance of financing order in 2022, and expect the Texas Public Financing Authority to issue customer rate relief bonds in 2022. As part of the closing of the sale of CenterPoint Energy’s and CERC’s Natural Gas businesses in Arkansas and Oklahoma, CERC received as part of the purchase price $398 million for unrecovered natural gas costs of the February 2021 Winter Storm Event. In testimonies filed on December 22, 2021 and February 11, 2022, in CERC’s high gas cost prudency review case, the Minnesota Attorney General’s Office, Department of Commerce, and Citizens Utility Board have proposed significant disallowances for all natural gas utilities, resulting in a potential disallowances for CenterPoint Energy and CERC. Recommended disallowances for CERC include up to $45 million proposed by the Department of Commerce, $82 million proposed by the Citizens Utility Board, and $409 million (or in the alternative $57 million) proposed by the Attorney General’s Office. The natural gas costs in Minnesota were incurred in accordance with the plan on file with the MPUC and CenterPoint Energy believes the costs were prudently incurred and are eligible for recovery through an existing mechanism. The MPUC has ordered that the amortization period for extraordinary gas costs resulting from the February 2021 Winter Storm Event be increased from a 27-months to 63-months beginning on January 1, 2022, and that CERC forego recovery of the associated carrying costs. Additionally, due to the uncertainty of timing and method of recovery in some jurisdictions, CenterPoint Energy and CERC may not earn a return on amounts deferred in the regulatory assets associated with the February 2021 Winter Storm Event.

On February 21, 2021, in response to the 2021 February Winter Storm Event, the PUCT issued an order prohibiting REPs from sending a request to TDUs to disconnect such REPs’ customers for non-payment, effective February 21, 2021. As a result of this order, Houston Electric did not execute any requests for disconnection from any REPs until the PUCT issued orders for disconnects to resume. In June 2021, the PUCT issued an updated order relating to disconnections and REPs resumed the distribution of disconnection notices thereafter. As of December 31, 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, as of December 31, 2021, CenterPoint Energy and Houston Electric recorded a regulatory asset of $15 million to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Notes 14 and 16(e) for further information regarding debt financing transactions and litigation related to the February 2021 Winter Storm Event, respectively.

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

The PUCT issued an order on August 27, 2020 to conclude the COVID-19 ERP. The PUCT determined that enrollment in the COVID-19 ERP would end on August 31, 2020 and benefits under the program ended on September 30, 2020. Final claims for reimbursement were required to be submitted to the transmission and distribution utilities by November 30, 2020. The transmission and distribution utilities must file a tariff rider cancellation seven days before the date on which it is estimated that revenues from the COVID-19 ERP are approximately equal to its program expenses. Final program reports were required to be submitted to the PUCT by January 15, 2021. The COVID-19 ERP allows for any over/under collection of program expenses to be recorded as a regulatory asset or liability. In December 2021, Houston Electric filed with the PUCT a proposal to reduce the TCRF revenue requirement by the final amount of COVID-19 ERP regulatory liability balance. On January 25, 2022, the PUCT issued approval of the TCRF update with rates effective March 1, 2022.

The COVID-19 ERP allows program expenses to be recovered in rates. CenterPoint Energy’s and Houston Electric’s COVID-19 ERP regulatory assets were $-0- million as of December 31, 2021 and $6 million as of December 31, 2020.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $29 million and $27 million, respectively, as of December 31, 2021 and $22 million and $19 million, respectively, as of December 31, 2020.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s Natural Gas service territory in Minnesota will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well. The Mississippi RRA, filed on April 30, 2021, included the unamortized balance of the regulatory asset as of December 31, 2020 in rate base per Docket No. 2018-AD-141 Order Authorizing Utility Response and Accounting for COVID-19. The Minnesota general rate case filing, filed on November 1, 2021, included a request to recover the COVID-19 regulatory asset balance as of June 30, 2021 over a two-year amortization period.

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

The performance awards granted in 2021, 2020 and 2019 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock unit awards granted in 2020 and 2019 are service based, and the stock unit awards granted in 2021 are service based, subject to the achievement of a performance goal. The stock unit awards generally vest at the end of a three-year period, provided, however, that stock unit awards granted to non-employee directors vested immediately upon grant. Upon vesting, shares under the performance and stock unit awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period.

The following table summarizes CenterPoint Energy’s expenses related to LTIPs for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
LTIP compensation expense (1)	$48	$38	$28
Income tax benefit recognized	11	9	7
Actual tax benefit realized for tax deductions	4	5	12

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income and shown prior to any amounts capitalized.

The following tables summarize CenterPoint Energy’s LTIP activity for 2021:

	Year Ended December 31, 2021
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (2) (Millions)
Performance Awards (1)
Outstanding and nonvested as of December 31, 2020	3,900	$26.58
Granted	2,095	21.89
Forfeited or canceled	(1,017)	26.44
Vested and released to participants	(315)	26.79
Outstanding and nonvested as of December 31, 2021	4,663	$24.48	1.2	$90
Stock Unit Awards
Outstanding and nonvested as of December 31, 2020	1,289	$25.71
Granted	1,609	24.20
Forfeited or canceled	(91)	26.23
Vested and released to participants	(440)	25.26
Outstanding and nonvested as of December 31, 2021	2,367	$24.75	1.4	$66

(1)Reflects maximum performance achievement.
(2)Reflects the impact of current expectations of achievement and stock price.

The weighted average grant date fair values per unit of awards granted were as follows for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except for per unit amounts)
Performance Awards
Weighted-average grant date fair value per unit of awards granted	$21.89	$23.82	$31.16
Total intrinsic value of awards received by participants	7	9	36
Vested grant date fair value	8	9	20
Stock Unit Awards
Weighted-average grant date fair value per unit of awards granted	$24.20	$21.53	$31.07
Total intrinsic value of awards received by participants	11	12	15
Vested grant date fair value	11	12	9

As of December 31, 2021, there was $58 million of total unrecognized compensation cost related to nonvested performance and stock unit awards which is expected to be recognized over a weighted-average period of 1.7 years.

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

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the non-qualified benefit plans:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Service cost (1)	$39	$43	$40
Interest cost (2)	59	75	96
Expected return on plan assets (2)	(103)	(112)	(105)
Amortization of prior service cost (2)	—	—	9
Amortization of net loss (2)	36	41	52
Settlement cost (2) (3)	38	2	2
Curtailment gain (2) (4)	—	—	(1)
Net periodic cost	$69	$49	$93

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.
(2)Amounts presented in the table above are included in Other, net in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals.
(3)A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In 2021, 2020 and 2019, CenterPoint Energy recognized non-cash settlement cost due to lump sum settlement payments.
(4)A curtailment gain or loss is required when the expected future services of a significant number of employees are reduced or eliminated for the accrual of benefits. In 2019, CenterPoint Energy recognized a pension curtailment gain related to employees who were terminated after the Merger Date.

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension benefits:

	Year Ended December 31,
	2021	2020	2019
Discount rate	2.45%	3.20%	4.35%
Expected return on plan assets	5.00	5.75	6.00
Rate of increase in compensation levels	5.05	4.95	4.60

In determining net periodic benefit cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in the Consolidated Balance Sheets as well as the key assumptions of CenterPoint Energy’s pension plans. The measurement dates for plan assets and obligations were December 31, 2021 and 2020.

	December 31,
	2021	2020
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,507	$2,453
Service cost	38	43
Interest cost	59	75
Benefits paid	(285)	(207)
Actuarial (gain) loss (1)	(22)	143
Plan amendment	1	—
Benefit obligation, end of year	2,298	2,507
Change in Plan Assets
Fair value of plan assets, beginning of year	2,135	2,005
Employer contributions	61	86
Benefits paid	(285)	(207)
Actual investment return	161	251
Fair value of plan assets, end of year	2,072	2,135
Funded status, end of year	$(226)	$(372)

Amounts Recognized in Balance Sheets
Non-current assets	$6	$—
Current liabilities-other	(7)	(8)
Other liabilities-benefit obligations	(225)	(364)
Net liability, end of year	$(226)	$(372)
Actuarial Assumptions
Discount rate (2)	2.80%	2.45%
Expected return on plan assets (3)	5.00	5.00
Rate of increase in compensation levels	4.95	5.05
Interest crediting rate	2.25	2.25

(1)Significant sources of gain for 2021 include the increase in discount rate from 2.45% to 2.80%, and actual return on plan assets exceeding expected return on assets during 2021.
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

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2021		2020
	Pension (Qualified)	Pension (Non-qualified)	Pension (Qualified)	Pension (Non-qualified)
	(in millions)
Accumulated benefit obligation	$2,216	$62	$2,427	$68
Projected benefit obligation	2,237	62	2,440	68
Fair value of plan assets	2,072	—	2,135	—

The accumulated benefit obligation for all defined benefit pension plans on CenterPoint Energy’s Consolidated Balance Sheets was $2,278 million and $2,495 million as of December 31, 2021 and 2020, respectively.

(c) Postretirement Benefits

CenterPoint Energy provides certain healthcare and life insurance benefits for eligible retired employees on both a contributory and non-contributory basis. The Registrants’ employees (other than employees of Vectren and its subsidiaries) who were hired before January 1, 2018 and who have met certain age and service requirements at retirement, as defined in the plans, are eligible to participate in these benefit plans, provided, however, that life insurance benefits are available only for eligible retired employees who retired before January 1, 2022. Employees hired on or after January 1, 2018 are not eligible for these benefits, except that such employees represented by IBEW Local Union 66 are eligible to participate in certain of the benefits, subject to the applicable age and service requirements. With respect to retiree medical and prescription drug benefits, and, effective January 1, 2021, dental and vision benefits, employees represented by the IBEW Local Union 66 who retire on or after January 1, 2017, and their dependents, receive any such benefits exclusively through the NECA/IBEW Family Medical Care Plan pursuant to the terms of the applicable collective bargaining agreement. Houston Electric and CERC are required to fund a portion of their obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

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

Postretirement benefits are accrued over the active service period of employees. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$2	$—	$1	$2	$—	$1	$3	$1	$1
Interest cost (2)	9	4	3	11	5	3	15	7	5
Expected return on plan assets (2)	(4)	(3)	(1)	(5)	(4)	(1)	(5)	(4)	(1)
Amortization of prior service cost (credit) (2)	(4)	(5)	1	(4)	(5)	1	(5)	(6)	1
Net postretirement benefit cost (credit)	$3	$(4)	$4	$4	$(4)	$4	$8	$(2)	$6

(1)Amounts presented in the table above are included in Operation and maintenance expense in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.
(2)Amounts presented in the table above are included in Other, net in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals.

The following assumptions were used to determine net periodic cost relating to postretirement benefits:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Discount rate	2.50%	2.50%	2.50%	3.25%	3.25%	3.25%	3.20%	3.20%	3.20%
Expected return on plan assets	3.20	3.30	2.85	3.95	4.05	3.35	4.60	4.70	4.15

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of the postretirement plans. The measurement dates for plan assets and benefit obligations were December 31, 2021 and 2020.

	December 31,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$366	$168	$105	$356	$162	$102
Service cost	2	—	1	2	—	1
Interest cost	9	4	3	11	5	3
Participant contributions	7	2	2	6	2	2
Benefits paid	(21)	(9)	(6)	(22)	(10)	(6)
Early Retiree Reinsurance Program	20	—	11	—	—	—
Plan amendment	—	5	—	—	—	—
Actuarial (gain) loss (1)	(47)	(22)	(11)	13	9	3
Benefit obligation, end of year	336	148	105	366	168	105
Change in Plan Assets
Fair value of plan assets, beginning of year	134	106	28	128	101	27
Employer contributions	7	1	3	10	3	3
Participant contributions	7	2	2	6	2	2
Benefits paid	(21)	(9)	(6)	(22)	(10)	(6)
Actual investment return	5	4	1	12	10	2
Fair value of plan assets, end of year	132	104	28	134	106	28
Funded status, end of year	$(204)	$(44)	$(77)	$(232)	$(62)	$(77)
Amounts Recognized in Balance Sheets
Current liabilities — other	$(7)	$—	$(3)	$(9)	$—	$(3)
Other liabilities — benefit obligations	(197)	(44)	(73)	(223)	(62)	(74)
Net liability, end of year	$(204)	$(44)	$(76)	$(232)	$(62)	$(77)

Actuarial Assumptions
Discount rate (2)	2.85%	2.85%	2.85%	2.50%	2.50%	2.50%
Expected return on plan assets (3)	3.22	3.32	2.86	3.20	3.30	2.85
Medical cost trend rate assumed for the next year - Pre-65	6.00	6.00	6.00	5.25	5.25	5.25
Medical/prescription drug cost trend rate assumed for the next year - Post-65	18.71	18.71	18.71	19.70	19.70	19.70
Prescription drug cost trend rate assumed for the next year - Pre-65	8.00	8.00	8.00	7.50	7.50	7.50
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50	4.50	4.50	4.50
Year that the cost trend rates reach the ultimate trend rate - Pre-65	2029	2029	2029	2028	2028	2028
Year that the cost trend rates reach the ultimate trend rate - Post-65	2030	2030	2030	2029	2029	2029

(1)Significant sources of gain for 2021 include updated claims and demographic experience and the increase in discount rate from 2.50% to 2.85%.
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

Amounts recognized in accumulated other comprehensive loss (gain) consist of the following:

	December 31,
	2021			2020
	Pension Benefits	Postretirement Benefits		Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Unrecognized actuarial loss (gain)	$99	$(23)	$(18)	$109	$(14)	$(12)
Unrecognized prior service cost	—	13	12	—	7	7
Net amount recognized in accumulated other comprehensive loss (gain)	$99	$(10)	$(6)	$109	$(7)	$(5)

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2021 are as follows:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Net loss (gain)	$1	$(2)	$—
Amortization of net loss	(7)	—	—
Amortization of prior service cost	—	(1)	(1)
Settlement	(4)	—	—
Total recognized in comprehensive income	$(10)	$(3)	$(1)
Total recognized in net periodic costs and Other comprehensive income	$59	$—	$3

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

As part of the investment strategy discussed above, CenterPoint Energy maintained the following weighted average allocation targets for its pension plans as of December 31, 2021:

	Minimum	Maximum
U.S. equity	17%	27%
International equity	9%	19%
Real estate	2%	8%
Fixed income	54%	64%
Cash	—%	2%

The following tables set forth by level, within the fair value hierarchy (see Note 10), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2021 and 2020:

	Fair Value Measurements as of December 31,
	2021				2020
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash	$26	$—	$—	$26	$29	$—	$—	$29
Corporate bonds:
Investment grade or above	—	833	—	833	—	767	—	767
Equity securities:
U.S. companies	89	—	—	89	76	—	—	76
Cash received as collateral from securities lending	80	—	—	80	81	—	—	81
U.S. treasuries and government agencies	285	—	—	285	225	—	—	225
Mortgage backed securities	—	7	—	7	—	5	—	5
Asset backed securities	—	3	—	3	—	3	—	3
Municipal bonds	—	40	—	40	—	43	—	43
Mutual funds (2)	—	—	—	—	301	—	—	301
International government bonds	—	20	—	20	—	18	—	18
Obligation to return cash received as collateral from securities lending	(80)	—	—	(80)	(81)	—	—	(81)
Total investments at fair value	$400	$903	$—	$1,303	$631	$836	$—	$1,467
Investments measured by net asset value per share or its equivalent (1) (2)				769				668
Total Investments				$2,072				$2,135

(1)Represents investments in common collective trust funds.
(2)The amounts invested in mutual funds and common collective trust funds were allocated as follows:

	As of December 31,
	2021	2020
	Common Collective Trust Funds	Mutual Funds	Common Collective Trust Funds
International equities	41%	14%	37%
U.S. equities	58%	55%	3%
Real estate	—%	5%	1%
Fixed income	1%	27%	59%

Level 2 investments, which do not have a quoted price in active market, are valued using the market data provided by independent pricing services or major market makers, to arrive at a price a dealer would pay for the security.

The pension plans utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plans did not include any holdings of CenterPoint Energy Common Stock as of December 31, 2021 or 2020.

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

As part of the investment strategy discussed above, the Registrants maintained the following weighted average allocation targets for the postretirement plans as of December 31, 2021:

	CenterPoint Energy		Houston Electric		CERC
	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
U.S. equities	13%	23%	13%	23%	15%	25%
International equities	3%	13%	3%	13%	2%	12%
Fixed income	69%	79%	69%	79%	68%	78%
Cash	—%	2%	—%	2%	—%	2%

The following table presents mutual funds by level, within the fair value hierarchy, the Registrants’ postretirement plan assets at fair value as of December 31, 2021 and 2020:

	Fair Value Measurements as of December 31,
	2021				2020
	Mutual Funds
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
CenterPoint Energy	$133	$—	$—	$133	$134	$—	$—	$134
Houston Electric	105	—	—	105	106	—	—	106
CERC	28	—	—	28	28	—	—	28

The amounts invested in mutual funds were allocated as follows:

	As of December 31,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Fixed income	72%	73%	71%	74%	74%	72%
U.S. equities	20%	19%	22%	19%	18%	21%
International equities	8%	8%	7%	7%	8%	7%

(g) Benefit Plan Contributions

The Registrants made the following contributions in 2021 and expect to make the following minimum contributions in 2022 to the indicated benefit plans below:

	Contributions in 2021			Expected Minimum Contributions in 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Qualified pension plans	$53	$—	$—	$—	$—	$—
Non-qualified pension plans	8	—	—	7	—	—
Postretirement benefit plans	7	1	3	8	1	3

The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2022	$166	$16	$7	$4
2023	168	17	8	5
2024	167	18	9	5
2025	167	19	9	5
2026	163	20	9	6
2027-2031	730	103	48	30

(h) Savings Plan

CenterPoint Energy maintains the CenterPoint Energy Savings Plan, a tax-qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Code, and an employee stock ownership plan under Section 4975(e)(7) of the Code. Under the plan, participating employees may make pre-tax or Roth contributions and, if eligible, after-tax contributions up to certain federally mandated limits. Participating Registrants provide matching contributions and, as of January 1, 2020, for certain eligible employees, nonelective contributions up to certain limits. CenterPoint Energy, through the Merger, also acquired additional defined contribution retirement savings plans sponsored by Vectren and its subsidiaries that are qualified under sections 401(a) and 401(k) of the Code, one of which merged into the CenterPoint Energy Savings Plan as of January 1, 2020 and one of which merged into the CenterPoint Energy Savings Plan as of January 1, 2022. As of January 1, 2022, the CenterPoint Energy Savings Plan is the only remaining qualified defined contribution retirement savings plan maintained by CenterPoint Energy.

The CenterPoint Energy Savings Plan has significant holdings of Common Stock. As of December 31, 2021, 8,688,841 shares of Common Stock were held by the savings plan, which represented approximately 8% of its investments. Given the concentration of the investments in Common Stock, the savings plan and its participants have market risk related to this investment. The savings plan limits the percentage of future contributions that can be invested in Common Stock to 25% and prohibits transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in Common Stock.

CenterPoint Energy allocates the savings plan benefit expense to Houston Electric and CERC related to their respective employees. The following table summarizes the Registrants’ savings plan benefit expense for 2021, 2020 and 2019:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Savings plan benefit expenses (1)	$58	$20	$18	$58	$18	$19	$58	$18	$18

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

Expenses related to other benefit plans were recorded as follows:

	Year Ended December 31,
	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$3	$1	$2	$1	$1	$—	$2	$1	$1
Deferred compensation plans	3	—	—	4	1	—	4	1	—

Amounts related to other benefit plans were included in Benefit Obligations in the Registrants’ accompanying Consolidated Balance Sheets as follows:

	December 31, 2021			December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$8	$3	$5	$8	$3	$5
Deferred compensation plans	40	6	3	43	7	2
Split-dollar life insurance arrangements	29	1	—	32	1	—

(j) Change in Control Agreements and Other Employee Matters

CenterPoint Energy has a change in control plan, which was amended and restated on May 1, 2017. The plan generally provides, to the extent applicable, in the case of a change in control of CenterPoint Energy and covered termination of employment, for severance benefits of up to three times annual base salary plus bonus, and other benefits. Certain CenterPoint Energy officers are participants under the plan.

Certain key employees of a subsidiary of Vectren have employment agreements that provide payments and other benefits upon a covered termination of employment.

As of December 31, 2021, the Registrants’ employees were covered by collective bargaining agreements as follows:

		Percentage of Employees Covered
	Agreement Expiration	CenterPoint Energy	Houston Electric	CERC
IBEW Local 66	May 2023	15%	54%	—%
OPEIU Local 12	December 2025	2%	—%	3%
Gas Workers Union Local 340	April 2025	5%	—%	12%
IBEW Locals 1393 and USW Locals 12213 & 7441	December 2023	3%	—%	—%
IBEW Locals 949	December 2025	3%	—%	7%
USW Locals 13-227	June 2022	5%	—%	14%
USW Locals 13-1	July 2022	—%	—%	1%
IBEW Local 702	June 2022	3%	—%	—%
Teamsters Local 135	October 2024	—%	—%	—%
UWUA Local 175	October 2024	1%	—%	—%
Total		37%	54%	37%
Negotiations are currently in progress for the collective bargaining agreements scheduled to expire in 2022 and are expected to be completed before the respective expirations.

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

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy has entered into a retention incentive agreement with David J. Lesar, President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. For information about the classification of this award, see Note 13.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	December 31, 2021	December 31, 2020
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)Relates to interest rate derivative instruments at SIGECO.

Weather Hedges (CenterPoint Energy and CERC). As of December 31, 2021, CenterPoint Energy and CERC had weather normalization or other rate mechanisms that largely mitigate the impact of weather on Natural Gas in Arkansas, Indiana, Louisiana, Mississippi, Minnesota, Ohio and Oklahoma, as applicable. CenterPoint Energy’s and CERC’s Natural Gas in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms, although fixed customer charges are historically higher in Texas for Natural Gas compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s Natural Gas’ results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories.

CenterPoint Energy and CERC, as applicable, may enter into winter season weather hedges from time to time for certain Natural Gas jurisdictions and electric operations’ service territory to mitigate the effect of fluctuations from normal weather on results of operations and cash flows. These weather hedges are based on heating degree days at 10-year normal weather.

Houston Electric and Indiana Electric do not enter into weather hedges. CenterPoint Energy and CERC did not enter into any weather hedges during the year ended December 31, 2021.

(b) Derivative Fair Values and Income Statement Impacts (CenterPoint Energy)

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of Derivative Assets and Liabilities as of December 31, 2021 and 2020, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2021, 2020 and 2019.

Fair Value of Derivative Instruments and Hedged Items (CenterPoint Energy)

		December 31, 2021		December 31, 2020
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$9	$—	$—	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	5	—	—	—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	—	—	—	3
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	—	2	—	—
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	—	—	7
Interest rate derivatives	Other Liabilities: Non-trading derivative liabilities	—	12	—	20
Indexed debt securities derivative (2)	Current Liabilities	—	903	—	953
	Total	$14	$917	$—	$983

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability position with no offsetting amount
(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity. See Note 12 for further information.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Year Ended December 31,
	Income Statement Location	2021	2020	2019
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Indexed debt securities derivative	Gain (loss) on indexed debt securities	$50	$(60)	$(292)
Total CenterPoint Energy		$50	$(60)	$(292)
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

	As of December 31,
	2021	2020
	(in millions)
Aggregate fair value of derivatives with credit-risk-related contingent features in a liability position	$14	$20
Fair value of collateral already posted	7	7
Additional collateral required to be posted if credit risk contingent features triggered (1)	7	3
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

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$1,439	$—	$—	$1,439	$873	$—	$—	$873
Investments, including money market funds (1)	42	—	—	42	43	—	—	43
Natural gas derivatives	—	14	—	14	—	—	—	—
Total assets	$1,481	$14	$—	$1,495	$916	$—	$—	$916
Liabilities
Indexed debt securities derivative	$—	$903	$—	$903	$—	$953	$—	$953
Interest rate derivatives	—	14	—	14	—	20	—	20
Natural gas derivatives	—	—	—	—	—	10	—	10
Total liabilities	$—	$917	$—	$917	$—	$983	$—	$983

Houston Electric

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$27	$—	$—	$27	$26	$—	$—	$26
Total assets	$27	$—	$—	$27	$26	$—	$—	$26

CERC

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$14	$—	$—	$14	$13	$—	$—	$13
Total assets	$14	$—	$—	$14	$13	$—	$—	$13

(1)Amounts are included in Prepaid and Other Current Assets in the respective Consolidated Balance Sheets.

During 2021 and 2020, CenterPoint Energy did not have any assets or liabilities designated as Level 3.

Items Measured at Fair Value on a Nonrecurring Basis

As a result of classifying the Arkansas and Oklahoma Natural Gas businesses as held for sale, including the allocation of goodwill, CenterPoint Energy and CERC used a market approach consisting of the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value of the businesses classified as held for sale, which are Level 2 inputs. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during 2021. See Note 4 for further information.

Based on the severity of the decline in the price of Enable Common Units during the three months ended March 31, 2020 primarily due to the macroeconomic conditions related in part to the COVID-19 pandemic, combined with Enable’s announcement on April 1, 2020 to reduce its quarterly distributions per Enable Common Unit by 50%, and the market outlook indicating excess supply and continued depressed crude oil and natural gas prices impacting the midstream oil and gas industry, CenterPoint Energy determined, in connection with its preparation of the financial statements, that an other than temporary decrease in the value of its investment in Enable had occurred. The impairment analysis compared the estimated fair value of CenterPoint Energy’s investment in Enable to its carrying value. The fair value of the investment was determined using multiple valuation methodologies under both the market and income approaches. Both of these approaches incorporate significant estimates and assumptions, including:

Market Approach

• quoted price of Enable Common Units;
• recent market transactions of comparable companies; and
• EBITDA to total enterprise multiples for comparable companies.

Income Approach

• Enable’s forecasted cash distributions;
• projected cash flows of incentive distribution rights;
• forecasted growth rate of Enable’s cash distributions; and
• determination of the cost of equity, including market risk premiums.

Weighting of the Different Approaches

Significant unobservable inputs used include the growth rate applied to the projected cash distributions beyond 2020 and the discount rate used to determine the present value of the estimated future cash flows. Based on the significant unobservable estimates and assumptions required, CenterPoint Energy concluded that the fair value estimate should be classified as a Level 3 measurement within the fair value hierarchy. As a result of this analysis, CenterPoint Energy recorded an other than temporary impairment on its investment in Enable of $1,541 million during the year ended December 31, 2020, reducing the carrying value of the investment to its estimated fair value of $848 million as of March 31, 2020. See Note 11 for further discussion of the impairment.

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

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “trading” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities and CenterPoint Energy’s equity securities, including ZENS related derivative liabilities, are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by a combination of historical trading prices and comparable issue data. These liabilities, which are not measured at fair value in the Registrants’ Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 2 in the fair value hierarchy.

	December 31, 2021			December 31, 2020
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$16,086	$5,495	$4,380	$13,401	$5,019	$2,428
Fair value	17,385	6,230	4,682	15,226	5,957	2,855

(1)Includes Securitization Bond debt.

(11) Unconsolidated Affiliates (CenterPoint Energy and CERC)

Through its investment in Enable, CenterPoint Energy had the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounted for its investment in Enable’s common units using the equity method of accounting. Enable was considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance did not reside with the holders of equity investment at risk. However, CenterPoint Energy was not considered the primary beneficiary of Enable since it did not have the power to direct the activities of Enable that were considered most significant to the economic performance of Enable.

On February 16, 2021, Enable entered into the Enable Merger Agreement. On December 2, 2021, the Enable Merger closed pursuant to the Enable Merger Agreement. At the closing of the Enable Merger, CenterPoint Energy transferred 100% of the Enable Common Units and Enable Series A Preferred Units it owned in exchange for Energy Transfer Common Units and Energy Transfer Series G Preferred Units, respectively. CenterPoint Energy also received $5 million in cash in exchange for its interests in Enable GP. CenterPoint Energy has no continuing ownership interest in Enable after the close of the Enable Merger. See Note 12 for further information. Pursuant to previously disclosed support agreements, CenterPoint Energy and OGE, who collectively owned approximately 79.2% of Enable’s common units, delivered written consents approving the Enable Merger Agreement and, on a non-binding, advisory basis, the compensation that will or may become payable to Enable’s named executive officers in connection with the transactions contemplated by the Enable Merger Agreement. Upon the consummation of the transactions contemplated by the Enable Merger Agreement, the agreements relating to Enable between CenterPoint Energy, OGE and Enable and certain of their affiliates terminated, and CenterPoint Energy paid $30 million to OGE.

The proceeds from the Enable Merger Agreement were allocated to each element based on the relative fair value of the interests being sold. Accordingly, CenterPoint Energy realized gains of $680 million and $1 million related to the transfer of its Enable Common Units and Enable Series A Preferred Units, respectively, from the Enable Merger Agreement. The realized gains from CenterPoint Energy’s transferred Enable Common Units and Enable Series A Preferred Units are reflected as discontinued operations and Other Income, respectively, on CenterPoint Energy’s Statements of Consolidated Income.
The carrying value of CenterPoint Energy’s equity method investment in Enable is reflected as held for sale on CenterPoint Energy’s Consolidated Balance Sheet as of December 31, 2020 and equity in earnings (losses) from Enable are reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. For further information, see Note 4. The Enable Series A Preferred Units are not reflected in the Midstream Investments reportable segment as equity investments without a readily determinable fair value are not included in the scope of discontinued operations.

2020 Impairment in Enable

CenterPoint Energy evaluates its equity method investments, when not reflected as held for sale, for impairment when factors indicate that a decrease in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the estimated fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. CenterPoint Energy reduced the carrying value of its investment in Enable to its estimated fair value of $848 million as of March 31, 2020 and recognized an impairment charge of $1,541 million during the year ended December 31, 2020. For further information, see Note 10.

Distributions Received from Enable (CenterPoint Energy and CERC):

CenterPoint Energy

	Year Ended December 31,
	2021		2020		2019
	Per Unit	Cash Distribution	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable Common Units	$0.6610	$155	$0.8263	$193	$1.2970	$303
Enable Series A Preferred Units (1)	2.2965	34	2.5000	36	2.5000	36
Total		$189		$229		$339
(1)As of December 31, 2020, the Enable Series A Preferred Units annual distribution rate was 10%. On February 18, 2021, five years after the issue date, the Enable Series A Preferred Units annual distribution rate changed to a percentage of the Stated Series A Liquidation Preference per Enable Series A Preferred Unit equal to the sum of (a) Three-Month LIBOR, as calculated on each applicable date of determination, and (b) 8.5%.
Transactions with Enable (CenterPoint Energy and CERC):

The transactions with Enable through December 2, 2021 in the following tables exclude transactions with the Energy Services Disposal Group. See Note 4 for further information.

	CenterPoint Energy and CERC
	Year Ended December 31,
	2021	2020	2019
	(in millions)
Natural gas expenses, including transportation and storage costs (1)	$85	$86	$86

(1)Included in Non-utility costs of revenues, including natural gas on CenterPoint Energy’s and CERC’s respective Statements of Consolidated Income.

CenterPoint Energy and CERC
December 31,
2020
(in millions)
Accounts payable for natural gas purchases from Enable	$9
Accounts receivable for amounts billed for services provided to Enable	1

Summarized consolidated income (loss) information for Enable is as follows:

	Year Ended December 31,
	2021 (1)	2020	2019
	(in millions)
Operating revenues	$3,466	$2,463	$2,960
Cost of sales, excluding depreciation and amortization	1,959	965	1,279
Depreciation and amortization	382	420	433
Goodwill impairment	—	28	86
Operating income	634	465	569
Net income attributable to Enable Common Units	461	52	360
Reconciliation of Equity in Earnings (Losses), net before income taxes:
CenterPoint Energy’s interest	$248	$28	$193
Basis difference amortization (2)	92	87	47
Loss on dilution, net of proportional basis difference recognition	(1)	(2)	(11)
Impairment of CenterPoint Energy’s equity method investment in Enable	—	(1,541)	—
Gain on Enable Merger	680	—	—
CenterPoint Energy’s equity in earnings (losses), net before income taxes (3)	$1,019	$(1,428)	$229
(1)Reflects January 1, 2021 to December 2, 2021 results only due to the closing of the Enable Merger.
(2)Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s original investment in Enable and its underlying equity in net assets of Enable. The basis difference was being amortized through the year 2048 and ceased upon closing of the Enable Merger.
(3)Reported as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. For further information, see Note 4.

Summarized consolidated balance sheet information for Enable is as follows:

	December 2,	December 31,
	2021 (1)	2020
	(in millions)
Current assets	$594	$381
Non-current assets	11,227	11,348
Current liabilities	1,254	582
Non-current liabilities	3,281	4,052
Non-controlling interest	26	26
Preferred equity	362	362
Accumulated other comprehensive loss	(1)	(6)
Enable partners’ equity	6,899	6,713
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,701	$3,601
CenterPoint Energy’s basis difference (2)	(2,732)	(2,819)
CenterPoint Energy’s equity method investment in Enable (3)	$969	$782

(1)Reflects balances as of the closing of the Enable Merger on December 2, 2021.
(2)Includes the impairment of CenterPoint Energy’s equity method investment in Enable of $1,541 million recorded during the year ended December 31, 2020. The basis difference was being amortized through the year 2048 and ceased upon closing of the Enable Merger.
(3)Reflected in assets held for sale in CenterPoint Energy’s Consolidated Balance Sheet as of December 31, 2020. For further information, see Note 4.

(12) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

At the closing of the Enable Merger, Energy Transfer acquired 100% of Enable’s outstanding equity interests, resulting in the exchange of 233,856,623 Enable Common Units owned by CenterPoint Energy, at the transaction exchange ratio of 0.8595x Energy Transfer Common Units for each Enable Common Unit, for 200,999,768 Energy Transfer Common Units. CenterPoint Energy also received $5 million in cash in exchange for its interest in Enable GP and 384,780 Energy Transfer Series G Preferred Units with an aggregate liquidation preference of approximately $385 million in exchange for 14,520,000 Enable Series A Preferred Units with a carrying value of $363 million. See Notes 4 and 11 for further information.

CenterPoint Energy’s sales of equity securities during the year ended December 31, 2021 are as follows:

Equity Security/Date Sold	Units Sold	Proceeds (2)
		(in millions)
Energy Transfer Common Units
December 8, 2021 (1)	50,000,000	$384
December 10, 2021	100,000,000	$745
Energy Transfer Series G Preferred Units
December 13, 2021	192,390	$191

(1)Settlement date for a forward sale transaction that CNP Midstream entered into through a Forward Sale Agreement on September 1, 2021 with an investment banking financial institution for 50 million Energy Transfer Common Units CNP Midstream received as consideration in the Enable Merger in exchange for the proceeds of the forward sale transaction.
(2)Proceeds are net of transaction costs.

Gains and losses on equity securities, net of transaction costs, are recorded as Gain (Loss) on Equity Securities in CenterPoint Energy’s Statements of Consolidated Income.

	Gains (Losses) on Equity Securities
	Year Ended December 31,
	2021	2020	2019
		(in millions)
AT&T Common	$(43)	$(105)	$108
Charter Common	(8)	154	174
Energy Transfer Common Units	(124)	—	—
Energy Transfer Series G Preferred Units	2	—	—
Other	1	—	—
	$(172)	$49	$282

CenterPoint Energy recorded unrealized gains (losses) of $(52) million, $49 million, and $282 million for the years ended December 31, 2021, 2020, and 2019, respectively, for equity securities held as of December 31, 2021, 2020, and 2019.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common and Charter Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held at December 31,		Carrying Value at December 31,
	2021	2020	2021	2020
			(in millions)
AT&T Common	10,212,945	10,212,945	$251	$294
Charter Common	872,503	872,503	569	577
Energy Transfer Common Units	50,999,768	—	420	—
Energy Transfer Series G Preferred Units	192,390	—	196	—
Other			3	—
			$1,439	$871

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of December 31, 2021. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.
CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	December 31,
	2021	2020
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of December 31, 2021, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $38 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS. As of December 31, 2021, the market value of such shares was approximately $820 million, which would provide an exchange amount of $941 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

	ZENS-Related Securities	Debt Component of ZENS	Derivative Component of ZENS
	(in millions)
Balance as of December 31, 2018	$540	$24	$601
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(5)	—
Loss on indexed debt securities	—	—	292
Gain on ZENS-Related Securities	282	—	—
Balance as of December 31, 2019	822	19	893
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(16)	—
Distribution to ZENS holders	—	(5)	—
Loss on indexed debt securities	—	—	60
Gain on ZENS-Related Securities	49	—	—
Balance as of December 31, 2020	871	15	953
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(5)	—
Gain on indexed debt securities	—	—	(50)
Loss on ZENS-Related Securities	(51)	—	—
Balance as of December 31, 2021	$820	$10	$903

On May 17, 2021, AT&T announced that it had entered into a definitive agreement with Discovery, Inc. to combine their media assets into a new publicly traded company to be called Warner Bros. Discovery. Pursuant to the definitive agreement, AT&T shareholders are expected to receive an estimated 0.24 shares of Warner Bros. Discovery common stock for each share of AT&T owned, representing 71% of the new company. Upon the closing of the transaction, reference shares attributable to ZENS would consist of AT&T Common, Charter Common and common stock of Warner Bros. Discovery. AT&T announced that the transaction is expected to close in the second quarter of 2022.

(13) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared and paid dividends on its Common Stock during 2021, 2020 and 2019 as presented in the table below:

	Dividends Declared Per Share			Dividends Paid Per Share
	2021	2020 (2)	2019	2021	2020 (2)	2019
Common Stock	$0.6600	$0.9000	$0.8625	$0.6500	$0.7400	$0.8625
Series A Preferred Stock	61.2500	91.8750	30.6250	61.2500	61.2500	30.6250
Series B Preferred Stock	35.0000	87.5000	52.5000	52.5000	70.0000	52.5000
Series C Preferred Stock (1)	—	0.6100	—	0.1600	0.4500	—

(1)The Series C Preferred Stock was entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock. There were no Series C Preferred Stock outstanding or dividends declared in 2019. All of the outstanding Series C Preferred Stock was converted to Common Stock during 2021 as described below.
(2)On April 1, 2020, in response to the reduction in cash flow related to the reduction in Enable quarterly common unit distributions announced by Enable on April 1, 2020, CenterPoint Energy announced a reduction of its quarterly Common Stock dividend per share from $0.2900 to $0.1500.

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of December 31,			Outstanding Value as of December 31,
		2021	2020	2019	2021	2020	2019
	(in millions, except shares and per share amount)
Series A Preferred Stock	$1,000	800,000	800,000	800,000	$790	$790	$790
Series B Preferred Stock	1,000	—	977,400	977,500	—	950	950
Series C Preferred Stock	1,000	—	625,000	—	—	623	—
		800,000	2,402,400	1,777,500	$790	$2,363	$1,740

Dividend Requirement on Preferred Stock

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Series A Preferred Stock	$49	$49	$49
Series B Preferred Stock	46	68	68
Series C Preferred Stock	—	27	—
Preferred dividend requirement	95	144	117
Amortization of beneficial conversion feature	—	32	—
Total income allocated to preferred shareholders	$95	$176	$117

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

•on a parity with any class or series of capital stock established after the initial issue date of the Series A Preferred Stock that is not expressly made senior or subordinated to the Series A Preferred Stock;

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

Dividends. Dividends on the Series B Preferred Stock were payable on a cumulative basis when, as and if declared at an annual rate of 7.00% on the liquidation value of $1,000 per share. CenterPoint Energy paid declared dividends in cash or, subject to certain limitations, in shares of Common Stock, or in any combination of cash and shares of Common Stock on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2018 and ending on, and including, September 1, 2021. Cumulative dividends earned during the applicable periods were presented on CenterPoint Energy’s Statements of Consolidated Income as Preferred stock dividend requirement.

Mandatory Conversion. Each remaining outstanding share of the Series B Preferred Stock was converted on the mandatory conversion date, September 1, 2021, into 36.7677 shares of Common Stock. The conversion rate was determined based on a preceding 20-day volume-weighted-average-price of Common Stock.

Conversion of Series B Preferred Stock. During 2021, 977,400 shares of Series B Preferred Stock were converted into 35,921,441 shares of Common Stock. As of December 31, 2021, all shares of Series B Preferred Stock have been converted into shares of Common Stock.

Series C Preferred Stock Private Placement (CenterPoint Energy)

On May 6, 2020, CenterPoint Energy entered into agreements for the private placement of 725,000 shares of its Series C Preferred Stock, at a price of $1,000 share, resulting in net proceeds of $724 million after issuance costs.

The Series C Preferred Stock was entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis.

Each remaining outstanding share of the Series C Preferred Stock was converted on May 7, 2021 into the number of Common Stock equal to the quotient of $1,000 divided by the prevailing conversion price, which was $15.31.

Conversion of Series C Preferred Stock. During 2021, 625,000 shares of Series C Preferred Stock were converted into 40,822,990 shares of Common Stock. As of December 31, 2021, all shares of Series C Preferred Stock have been converted into shares of Common Stock.

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

Temporary Equity (CenterPoint Energy)

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a retention incentive agreement with David J. Lesar, President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Under the terms of the retention incentive agreement, Mr. Lesar will receive equity-based awards under CenterPoint Energy’s LTIP covering a total of 1 million shares of Common Stock (Total Stock Award) to be granted in multiple annual awards. In July 2021, 400 thousand restricted stock unit awards were awarded to Mr. Lesar that will vest in December 2022. Restricted stock unit awards covering the remaining 600 thousand shares will be awarded to Mr. Lesar in February 2022 and February 2023, in each case covering the remainder of the Total Stock Award not previously awarded or such lesser number of restricted stock units as may be permitted under the annual individual award limitations under the CenterPoint Energy’s LTIP and vesting in December 2023. These awards will also fully vest upon death, disability, termination without cause, or resignation for good reason, as defined in the award agreements, that occurs prior to the vesting date. In the event any shares under the Total Stock Award remain unawarded, in February 2024, a fully vested stock bonus award of the remaining shares will be granted. For accounting purposes, the 1 million shares under the Total Stock Award, consisting of both the awarded and unawarded equity-based awards described above, were considered granted in July 2021. In the event of death, disability, termination without cause or resignation for good reason, as defined in the retention incentive agreement, that occurs prior to the full Total Stock Award being awarded, CenterPoint Energy will pay a lump sum cash payment equal to the value of the unawarded equity-based awards, based on the closing trading price of Common Stock on the date of the event’s occurrence. Because the unawarded equity-based awards are redeemable for cash upon events that are not probable at the grant date, the equity associated with the unawarded equity-based awards will be classified as Temporary Equity on CenterPoint Energy’s Consolidated Balance Sheets.

Undistributed Retained Earnings

As of December 31, 2021 and 2020, CenterPoint Energy’s consolidated retained earnings balance included no undistributed earnings from Enable.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Year Ended December 31,
	2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(90)	$—	$10	$(98)	$(15)	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	16	—	—	(12)	—	—
Other comprehensive income (loss) from unconsolidated affiliates	3	—	—	(2)	—	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (1)	1	—	1	—	—	1
Actuarial losses (1)	7	—	—	7	—	—
Settlement (2)	4	—	—	—	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	2	—	—	—	—	—
Reclassification of deferred loss from cash flow hedges to regulatory assets (3)	—	—	—	19	19	—
Tax benefit (expense)	(7)	—	(1)	(4)	(4)	(1)
Net current period other comprehensive income (loss)	26	—	—	8	15	—
Ending Balance	$(64)	$—	$10	$(90)	$—	$10

(1)Amounts are included in the computation of net periodic cost and are reflected in Other, net in each of the Registrants’ respective Statements of Consolidated Income.
(2)Amounts presented represent a one-time, non-cash settlement cost (benefit), prior to regulatory deferrals, which are required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. Amounts presented in the table above are included in Other income (expense), net in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals.
(3)The cost of debt approved by the PUCT as part of Houston Electric’s Stipulation and Settlement Agreement included unrealized gains and losses on interest rate hedges. Accordingly, deferred gains and losses on interest rate hedges were reclassified to regulatory assets or liabilities, as appropriate.

(14) Short-term Borrowings and Long-term Debt

	December 31, 2021		December 31, 2020
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
CenterPoint Energy:
ZENS due 2029 (2)	$—	$10	$—	$15
CenterPoint Energy senior notes 0.68% to 4.25% due 2024 to 2049	3,650	—	2,700	500
CenterPoint Energy variable rate term loan 0.865% due 2021	—	—	—	700
CenterPoint Energy pollution control bonds 5.125% due 2028 (3)	68	—	68	—
CenterPoint Energy commercial paper (4) (5)	1,400	—	1,078	—
VUHI senior notes 3.72% to 6.10% due 2023 to 2045 (6)	377	—	377	55
VUHI commercial paper (4) (5)	350	—	92	—
IGC senior notes 6.34% to 7.08% due 2025 to 2029	96	—	96	—
SIGECO first mortgage bonds 0.820% to 6.72% due 2022 to 2055 (7)	288	5	293	—
Other debt	4	3	6	12
Unamortized debt issuance costs	(23)	—	(17)	—
Unamortized discount and premium, net	(7)	—	(6)	—
Houston Electric debt (see details below)	4,975	520	4,406	613
CERC debt (see details below)	4,380	7	2,428	24
Total CenterPoint Energy debt	$15,558	$545	$11,521	$1,919

Houston Electric:
First mortgage bonds 9.15% due 2021	$—	$—	$—	$102
General mortgage bonds 2.25% to 6.95% due 2022 to 2051	4,712	300	3,912	300
Restoration Bond Company:
System restoration bonds 4.243% due 2022	—	70	69	66
Bond Company IV:
Transition bonds 3.028% due 2024	317	150	467	145
Unamortized debt issuance costs	(36)	—	(28)	—
Unamortized discount and premium, net	(18)	—	(14)	—
Total Houston Electric debt	$4,975	$520	$4,406	$613

CERC (8):
Short-term borrowings:
Inventory financing (9)	$—	$7	$—	$24
Total CERC short-term borrowings	—	7	—	24
Long-term debt:
Senior notes 0.62% to 6.625% due 2023 to 2047	$3,500	$—	$2,100	$—
Commercial paper (4) (5)	899	—	347	—
Unamortized debt issuance costs	(15)	—	(15)	—
Unamortized discount and premium, net	(4)	—	(4)	—
Total CERC long-term debt	4,380	—	2,428	—
Total CERC debt	$4,380	$7	$2,428	$24

(1)Includes amounts due or exchangeable within one year of the date noted.
(2)CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 12(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)These pollution control bonds were secured by general mortgage bonds of Houston Electric as of December 31, 2021 and 2020 and are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.
(4)Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.
(5)Commercial paper issued by CenterPoint Energy, CERC Corp. and VUHI has maturities up to 60 days, 30 days, and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility.
(6)The senior notes issued by VUHI are guaranteed by SIGECO, Indiana Gas and VEDO.
(7)The first mortgage bonds issued by SIGECO subject SIGECO’s properties to a lien under the related mortgage indenture as further discussed below.
(8)Issued by CERC Corp.
(9)Represents AMA transactions accounted for as an inventory financing. Outstanding obligations related to third-party AMAs associated with utility distribution service in Arkansas and Oklahoma of $36 million as of December 31, 2021 are reflected in current liabilities held for sale on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. For further information about AMAs, see Notes 4 and 16.

Long-term Debt

Debt Transactions. During 2021, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
		(in millions)
CERC	March 2021	Senior Notes	$700	0.70%	2023
CERC	March 2021	Floating Rate Senior Notes	1,000	Three-month LIBOR plus 0.5%	2023
		Total CERC(1)	1,700
Houston Electric	March 2021	General Mortgage Bonds	400	2.35%	2031
Houston Electric	March 2021	General Mortgage Bonds	700	3.35%	2051
		Total Houston Electric (2)	1,100
CenterPoint Energy	May 2021	Senior Notes	500	1.45%	2026
CenterPoint Energy	May 2021	Senior Notes	500	2.65%	2031
CenterPoint Energy	May 2021	Floating Rate Senior Notes	700	SOFR plus 0.65%	2024
		Total CenterPoint Energy (3)	$4,500

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

Debt Repayments and Redemptions. During 2021, the following debt instruments were repaid at maturity or redeemed, excluding scheduled principal payments of $211 million on the Securitization bonds:

Registrant	Repayment/Redemption Date	Debt Instrument	Aggregate Principal	Interest Rate	Maturity Date
			(in millions)
CERC (1)	December 2021	Senior Notes	$300	3.55%	2023
		Total CERC	300
Houston Electric	March 2021	First Mortgage Bonds	102	9.15%	2021
Houston Electric (2)	May 2021	General Mortgage Bonds	300	1.85%	2021
		Total Houston Electric	402
CenterPoint Energy (3)	January 2021	Senior Notes	250	3.85%	2021
CenterPoint Energy (4)	May 2021	Term Loan	700	0.76%	2021
CenterPoint Energy (5)	June 2021	Senior Notes	500	3.60%	2021
CenterPoint Energy	November 2021	Senior Notes	55	4.67%	2021
CenterPoint Energy (6)	December 2021	Senior Notes	500	2.50%	2022
		Total CenterPoint Energy	$2,707

(1)In December 2021, CERC provided notice of redemption and on December 30, 2021, CERC redeemed all of the outstanding senior notes of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable make-whole premium.
(2)In April 2021, Houston Electric provided notice of redemption and on May 1, 2021, Houston Electric redeemed all of the outstanding bonds of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.
(3)In December 2020, CenterPoint Energy provided notice of redemption of a portion of its outstanding $500 million aggregate principal amount of the series and on January 15, 2021, CenterPoint Energy redeemed $250 million aggregate principal amount of the series at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest and an applicable make-whole premium.
(4)In April 2021, CenterPoint Energy amended its existing term loan agreement by extending its maturity from May 15, 2021 to June 14, 2021. The outstanding LIBOR rate loan balance was prepaid in full at a price equal to 100% of the principal amount, plus accrued and unpaid interest, which was calculated based on the interest rate at maturity.
(5)In May 2021, CenterPoint Energy provided notice of redemption and on June 1, 2021, CenterPoint Energy redeemed all of the outstanding senior notes of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable make-whole premium.
(6)In December 2021, CenterPoint Energy provided notice of redemption and on December 30, 2021, CenterPoint Energy redeemed all of the outstanding senior notes of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and an applicable make-whole premium.

CenterPoint Energy and CERC recorded losses on early extinguishment of debt, including make-whole premiums and recognition of deferred debt related costs, in Interest expense and other finance charges on their respective Statements of Consolidated Income, of $53 million and $11 million, respectively, during the year ended December 31, 2021, and $2 million at both for the year ended December 31, 2020. No losses on early extinguishment of debt were recorded during the year ended December 31, 2019.

On January 14, 2022, CERC Corp. provided notice of redemption and on January 31, 2022, CERC Corp. redeemed $425 million aggregate principal amount of CERC’s outstanding Floating Rate Senior Notes due 2023 at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

Securitization Bonds. As of December 31, 2021, CenterPoint Energy and Houston Electric had special purpose subsidiaries consisting of the Bond Companies, which they consolidate. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These Securitization Bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. CenterPoint Energy and Houston Electric have no payment obligations in respect of the Securitization Bonds other than to remit the applicable transition or system restoration charges they collect as set forth in servicing agreements among Houston Electric, the Bond Companies and other parties. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or Houston Electric have no recourse to any assets or revenues of the Bond Companies (including the transition and system restoration charges), and the holders of Securitization Bonds have no recourse to the assets or revenues of CenterPoint Energy or Houston Electric.

Credit Facilities. In February 2021, each of CenterPoint Energy, Houston Electric, CERC Corp. and VUHI replaced their existing revolving credit facilities with new amended and restated credit facilities. The size of the CenterPoint Energy facility decreased from $3.3 billion to $2.4 billion, while the sizes of the Houston Electric, CERC Corp. and VUHI facilities remained unchanged.

The Registrants had the following revolving credit facilities as of December 31, 2021:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of December 31, 2021 (2)	Termination Date
		(in millions)
February 4, 2021	CenterPoint Energy	$2,400	1.625%	65%	(3)	61.8%	February 4, 2024
February 4, 2021	CenterPoint Energy (4)	400	1.250%	65%		48.9%	February 4, 2024
February 4, 2021	Houston Electric	300	1.375%	67.5%	(3)	56.2%	February 4, 2024
February 4, 2021	CERC	900	1.250%	65%		60.6%	February 4, 2024
	Total	$4,000

(1)Based on credit ratings as of December 31, 2021.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of December 31, 2021.

As of December 31, 2021 and 2020, the Registrants had the following revolving credit facilities and utilization of such facilities:

	December 31, 2021				December 31, 2020
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$11	$1,400	0.34%	$—	$11	$1,078	0.23%
CenterPoint Energy (2)	—	—	350	0.21%	—	—	92	0.22%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	899	0.26%	—	—	347	0.23%
Total	$—	$11	$2,649		$—	$11	$1,517

(1)CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.
(2)This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.

Maturities. As of December 31, 2021, maturities of long-term debt, excluding the ZENS obligation and unamortized discounts, premiums and issuance costs, were as follows:

	CenterPoint Energy (1)	Houston Electric (1)	CERC	Securitization Bonds
	(in millions)
2022	$524	$520	$—	$220
2023	2,113	356	1,700	156
2024	4,283	161	899	161
2025	51	—	—	—
2026	860	300	—	—

(1)These maturities include Securitization Bonds principal repayments on scheduled payment dates.

Liens. As of December 31, 2021, Houston Electric’s assets were subject to liens securing approximately $4.8 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Houston Electric could issue approximately $4.6 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of December 31, 2021.  No first mortgage bonds are outstanding under the Mortgage, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the Mortgage and is undertaking actions to release the lien of the Mortgage.

As of December 31, 2021, SIGECO had approximately $293 million aggregate principal amount of first mortgage bonds outstanding. Generally, of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture. SIGECO may issue additional bonds under its mortgage indenture up to 60% of currently unfunded property additions. As of December 31, 2021, approximately $1.4 billion of additional first mortgage bonds could be issued on this basis. However, SIGECO is also limited in its ability to issue additional bonds under its mortgage indenture due to certain provisions in its parent’s, VUHI, debt agreements.

Other. As of December 31, 2021, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of certain of Vectren’s subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on December 31, 2021. As of December 31, 2021, such financial institutions had issued $1 million of letters of credit on behalf of these subsidiaries.

Houston Electric and CERC participate in a money pool through which they can borrow or invest on a short-term basis. For additional information, see Note 20.

(15) Income Taxes

The components of the Registrant’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
CenterPoint Energy - Continuing Operations
Current income tax expense (benefit):
Federal	$—	$(36)	$(6)
State	(28)	32	13
Total current expense (benefit)	(28)	(4)	7
Deferred income tax expense (benefit):
Federal	78	63	48
State	60	21	(25)
Total deferred expense	138	84	23
Total income tax expense	$110	$80	$30

	Year Ended December 31,
	2021	2020	2019
	(in millions)
CenterPoint Energy - Discontinued Operations
Current income tax expense:
Federal	$91	$152	$54
State	35	28	8
Total current expense	126	180	62
Deferred income tax expense (benefit):
Federal	127	(422)	26
State	(52)	(91)	20
Total deferred expense (benefit)	75	(513)	46
Total income tax expense (benefit)	$201	$(333)	$108
Houston Electric
Current income tax expense:
Federal	$22	$76	$84
State	22	19	20
Total current expense	44	95	104
Deferred income tax expense (benefit):
Federal	31	(42)	(24)
State	1	—	—
Total deferred expense (benefit)	32	(42)	(24)
Total income tax expense	$76	$53	$80

CERC - Continuing Operations
Current income tax expense (benefit):
State	$(26)	$4	$5
Total current expense (benefit)	(26)	4	5
Deferred income tax expense (benefit):
Federal	49	26	26
State	28	67	(34)
Total deferred expense (benefit)	77	93	(8)
Total income tax expense (benefit)	$51	$97	$(3)
CERC - Discontinued Operations
Current income tax expense:
State	—	—	2
Total current expense	—	—	2
Deferred income tax expense (benefit):
Federal	—	—	13
State	—	(2)	2
Total deferred expense (benefit)	—	(2)	15
Total income tax expense (benefit)	$—	$(2)	$17

A reconciliation of income tax expense (benefit) using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
CenterPoint Energy - Continuing Operations (1) (2) (3)
Income before income taxes	$778	$563	$545
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	163	118	114
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	63	40	27
State valuation allowance, net of federal income tax	(15)	1	(4)
State law change, net of federal income tax	(23)	—	(33)
Excess deferred income tax amortization	(75)	(76)	(55)
Goodwill impairment	—	39	—
Net operating loss carryback	—	(37)	—
Other, net	(3)	(5)	(19)
Total	(53)	(38)	(84)
Total income tax expense	$110	$80	$30
Effective tax rate	14%	14%	6%
CenterPoint Energy - Discontinued Operations (4)(5) (6)
Income (loss) before income taxes	$1,019	$(1,589)	$384
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense (benefit)	214	(334)	81
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	14	(60)	9
State law change, net of federal income tax	(27)	—	12
Goodwill impairment	—	25	8
Tax impact of sale of Energy Services and Infrastructure Services Disposal Groups	—	30	—
Other, net	—	6	(2)
Total	(13)	1	27
Total income tax expense (benefit)	$201	$(333)	$108
Effective tax rate	20%	21%	28%
Houston Electric (7) (8) (9)
Income before income taxes	$457	$387	$436
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	96	81	92
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	18	15	16
Excess deferred income tax amortization	(41)	(42)	(21)
Other, net	3	(1)	(7)
Total	(20)	(28)	(12)
Total income tax expense	$76	$53	$80
Effective tax rate	17%	14%	18%

	Year Ended December 31,
	2021	2020	2019
	(in millions)
CERC - Continuing Operations (10) (11) (12)
Income before income taxes	$305	$244	$186
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	64	51	39
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	33	55	(15)
State law change, net of federal income tax	(15)	—	(4)
State valuation allowance, net of federal income tax	(15)	1	(4)
Excess deferred income tax amortization	(16)	(16)	(18)
Other, net	—	6	(1)
Total	(13)	46	(42)
Total income tax expense (benefit)	$51	$97	$(3)
Effective tax rate	17%	40%	(2)%
CERC - Discontinued Operations (13) (14)
Income (loss) before income taxes	$—	$(68)	$40
Federal statutory income tax rate	—%	21%	21%
Expected federal income tax expense (benefit)	—	(14)	8
Increase in tax expense resulting from:
State income tax expense, net of federal income tax	—	(2)	3
Goodwill impairment	—	10	8
Other, net	—	4	(2)
Total	—	12	9
Total income tax expense (benefit)	$—	$(2)	$17
Effective tax rate	—%	3%	43%

(1)Recognized a $75 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $23 million benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, and a $15 million benefit for the impact of a change in the NOL carryforward period in Louisiana from 20 years to an indefinite period allowing for the release of the valuation allowance on certain Louisiana NOLs.
(2)Recognized a $76 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $39 million deferred tax expense for the non-deductible portion of the goodwill impairment on SIGECO, and a $37 million benefit for the NOL carryback claim allowed by the CARES Act.
(3)Recognized a $55 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $33 million net benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, and a $4 million net benefit for the reduction in valuation allowances on certain state NOLs that are now expected to be realized.
(4)Recognized a $27 million benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions.
(5)Recognized a $25 million deferred tax expense for the non-deductible portion of the goodwill impairment on both the Energy Services and Infrastructure Services Disposal Groups. Also, recognized a $30 million net tax expense on both the sale of the Energy Services and Infrastructure Services Disposal Groups.
(6)Recognized a $12 million deferred tax expense for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, and an $8 million deferred tax expense for the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.
(7)Recognized a $41 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(8)Recognized a $42 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(9)Recognized a $21 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.

(10)Recognized a $15 million benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, a $16 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, and a $15 million benefit for the impact of a change in the NOL carryforward period in Louisiana from 20 years to an indefinite period allowing for the release of the valuation allowance on certain Louisiana NOLs.
(11)Recognized a $16 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulatory in certain jurisdictions.
(12)Recognized an $18 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $4 million net benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions and a $4 million net benefit for the reduction in valuation allowances on certain state NOLs that are now expected to be realized.
(13)Recognized a $10 million deferred tax expense for the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.
(14)Recognized an $8 million deferred tax expense for the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
	(in millions)
CenterPoint Energy
Deferred tax assets:
Benefits and compensation	$120	$141
Regulatory liabilities	396	435
Loss and credit carryforwards	76	103
Asset retirement obligations	130	152
Indexed debt securities derivative	36	47
Investment in unconsolidated affiliates	1	—
Other	50	52
Valuation allowance	(11)	(26)
Total deferred tax assets	798	904
Deferred tax liabilities:
Property, plant and equipment	2,912	2,790
Investment in unconsolidated affiliates	—	624
Regulatory assets	741	325
Investment in ZENS and equity securities related to ZENS	693	649
Investment in equity securities	195	—
Other	161	119
Total deferred tax liabilities	4,702	4,507
Net deferred tax liabilities	$3,904	$3,603
Houston Electric
Deferred tax assets:
Regulatory liabilities	$175	$201
Benefits and compensation	13	17
Asset retirement obligations	9	9
Other	10	9
Total deferred tax assets	207	236
Deferred tax liabilities:
Property, plant and equipment	1,215	1,159
Regulatory assets	114	118
Total deferred tax liabilities	1,329	1,277
Net deferred tax liabilities	$1,122	$1,041

	December 31,
	2021	2020
	(in millions)
CERC
Deferred tax assets:
Benefits and compensation	$25	$28
Regulatory liabilities	139	147
Loss and credit carryforwards	571	143
Asset retirement obligations	118	140
Other	26	26
Valuation allowance	—	(15)
Total deferred tax assets	879	469
Deferred tax liabilities:
Property, plant and equipment	948	916
Regulatory assets	514	53
Other	97	84
Total deferred tax liabilities	1,559	1,053
Net deferred tax liabilities	$680	$584

Tax Attribute Carryforwards and Valuation Allowance.  CenterPoint Energy has no federal NOL carryforwards and no federal charitable contribution carryforwards as of December 31, 2021. As of December 31, 2021, CenterPoint Energy had $1.3 billion of state NOL carryforwards that expire between 2022 and 2041, and $7 million of state tax credits that do not expire. CenterPoint Energy reported a valuation allowance of $11 million because it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. Due to a change in the NOL carryforward period in Louisiana from 20 years to an indefinite period during 2021, CenterPoint Energy released a $15 million valuation allowance on certain Louisiana NOLs.

CERC has $2.3 billion of federal NOL carryforwards which have an indefinite carryforward period. CERC has $972 million of gross state NOL carryforwards which expire between 2022 and 2041 and $7 million of state tax credits which do not expire. Due to a change in the NOL carryforward period in Louisiana from 20 years to an indefinite period during 2021, CERC released a $15 million valuation allowance on certain Louisiana NOLs.

A reconciliation of CenterPoint Energy’s beginning and ending balance of unrecognized tax benefits, excluding interest and penalties, for 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Balance, beginning of year	$7	$8
Increases related to tax positions of prior years	—	3
Decreases related to tax positions of prior years	(4)	(4)
Balance, end of year	$3	$7

CenterPoint Energy’s net unrecognized tax benefits, including penalties and interest, were $4 million as of December 31, 2021 and are included in other non-current liabilities in the Consolidated Financial Statements. Included in the balance of uncertain tax positions as of December 31, 2021 are $2 million of tax benefits that, if recognized, would affect the effective tax rate. The above table does not include $1 million of accrued penalties and interest as of December 31, 2021. During 2021, CenterPoint Energy released a $6 million net uncertain tax liability, including interest and penalties, upon acceptance of an accounting method change filed with the IRS in 2019. The Registrants recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Registrants believe that it is reasonably possible that a decrease of up to $3 million in unrecognized tax benefits, including penalties and interest, may occur in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2018 have been audited and settled with the IRS for CenterPoint Energy. For the 2019-2021 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger 2014-2019 tax years are now under audit by IRS.

(16) Commitments and Contingencies

(a) Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets as of December 31, 2021 and 2020. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Pursuant to the BTA, Capital Dynamics, with its partner Tenaska, will build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, currently projected to be at the end of 2023, and subject to IURC approval, which was received on October 27, 2021, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. Due to rising cost for the project, caused in part by supply chain issues in the energy industry, the rising cost of commodities and community feedback, CenterPoint Energy, along with Capital Dynamics, recently announced plans to downsize the project to approximately 200 MW. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval.
As of December 31, 2021, minimum purchase obligations were approximately:

	Natural Gas and Coal Supply (1)		Other (2)
	CenterPoint Energy	CERC	CenterPoint Energy
	(in millions)
2022	$560	$322	$66
2023	444	253	500
2024	378	247	178
2025	318	206	30
2026	254	176	29
2027 and beyond	1,586	1,282	596
(1)On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses; therefore minimum purchase obligations for the Arkansas and Oklahoma Natural Gas businesses have been excluded from the table above. For additional information, see Note 4.
(2)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 to 25 years and its purchase commitment under its BTA in Posey County, Indiana at the original contracted amount, prior to any renegotiation, are included above. The remaining undiscounted payment obligations relate primarily to technology hardware and software agreements.
Excluded from the table above are estimates for cash outlays from other PPAs through Indiana Electric that do not have minimum thresholds but do require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms

(b) AMAs (CenterPoint Energy and CERC)

Upon expiration of the AMAs with the Energy Services Disposal Group discussed in Note 4, CenterPoint Energy’s and CERC’s Natural Gas businesses entered into new third-party AMAs beginning in April 2021 associated with their utility distribution service in Arkansas, Indiana, Louisiana, Mississippi, Oklahoma and Texas. Additionally, CenterPoint Energy’s and CERC’s Natural Gas business in Minnesota entered into a third-party AMA beginning in February 2021. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas. CenterPoint Energy’s and CERC’s Natural Gas may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. For amounts outstanding under these AMAs, see Notes 4 and 14.

(c) Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, Energy Systems Group enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to Energy Systems Group’s role as a general contractor in the performance contracting industry, as of December 31, 2021, there were 53 open surety bonds supporting future performance with an aggregate face amount of approximately $569 million. Energy Systems Group’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of December 31, 2021, approximately 30% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to Energy Systems Group. In addition to these performance obligations, Energy Systems Group also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of December 31, 2021, there were 35 warranties totaling $550 million and an additional $1.2 billion in energy savings commitments not guaranteed by Vectren Corp. Since Energy Systems Group’s inception in 1994, CenterPoint Energy believes Energy Systems Group has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of December 31, 2021 and no amounts were recorded on CenterPoint Energy’s Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of Energy Systems Group. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of December 31, 2021, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting Energy Systems Group’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $514 million as of December 31, 2021. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

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

A CERC Corp. guarantee primarily had a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Throughout CERC Corp.’s ownership of CES and subsequent to the sale of the Energy Services Disposal Group through December 31, 2021, CERC Corp. did not pay any amounts under guarantees of CES’s obligations.

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. Additionally, to the extent that CERC Corp. retains any exposure relating to certain guarantees of CES’s obligations 90 days after closing of the transaction, Symmetry Energy Solutions Acquisition will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months. As of December 31, 2020, CES had provided replacement credit support to counterparties to whom CERC Corp. had issued guarantees prior to June 1, 2020, representing all $23 million of the estimated remaining exposure under the previously issued guarantees. CERC believes that counterparties to whom replacement credit support has been provided would seek payment if needed under such replacement credit support instead of a CERC Corp. guarantee. No additional guarantees were provided by CERC Corp. to CES subsequent to the closing of the transaction on June 1, 2020.

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

CenterPoint Energy and CERC recorded no amounts on their respective Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 related to the performance of these guarantees.

(e) Legal, Environmental and Other Matters

Legal Matters

Minnehaha Academy (CenterPoint Energy and CERC). On August 2, 2017, a natural gas explosion occurred at the Minnehaha Academy in Minneapolis, Minnesota, resulting in the deaths of two school employees, serious injuries to others and significant property damage to the school. CenterPoint Energy, certain of its subsidiaries, including CERC, and the contractor company working in the school were named in wrongful death, property damage and personal injury litigation arising out of the incident and have now reached confidential settlement agreements in all litigation, and all related governmental matters were previously concluded. CenterPoint Energy’s and CERC’s general and excess liability insurance policies provide coverage for third party bodily injury and property damage claims. These matters are now concluded.

Litigation Related to the Merger (CenterPoint Energy). With respect to the Merger, in July 2018, seven separate lawsuits were filed against Vectren and the individual directors of Vectren’s Board of Directors in the U.S. District Court for the Southern District of Indiana. These lawsuits alleged violations of Sections 14(a) of the Exchange Act and SEC Rule 14a-9 on the grounds that the Vectren Proxy Statement filed on June 18, 2018 was materially incomplete because it omitted material information concerning the Merger. The District Court consolidated and subsequently dismissed the lawsuits with prejudice, and the plaintiffs appealed. On September 13, 2021, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s order of dismissal. The plaintiffs did not seek rehearing in the Court of Appeals nor review by the Supreme Court of the United States. This matter is now concluded.

Litigation Related to the February 2021 Winter Storm Event. With respect to the February 2021 Winter Storm Event, CenterPoint Energy and Houston Electric, along with ERCOT, power generation companies, and others, have received claims and lawsuits filed by plaintiffs alleging personal injury, property damage and other injuries and damages. Additionally, various regulatory and governmental entities have announced that they intend to conduct or are conducting inquiries, investigations and other reviews of the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, this event, including the electric generation shortfall issues. Such entities include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the Texas Attorney General, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service territory, among other entities.

Like other Texas TDUs, Houston Electric has become involved in certain of the above-referenced investigations, litigation or other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy and Houston Electric have responded to inquiries from the Texas Attorney General and the Galveston County District Attorney’s Office, and CenterPoint Energy and CERC have responded to inquiries from the Arkansas, Minnesota and Oklahoma Attorneys General. CenterPoint Energy and Houston Electric are subject to, and may be further subject to, litigation and claims. Such claims include, or in the future could include, wrongful death, personal injury and property damage claims, lawsuits for impacts on businesses and other organizations and entities and shareholder claims, among other claims or litigation matters. CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in such litigation, all of which is now pending in state court as part of a multi-district litigation proceeding. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the claims raised. CenterPoint Energy, Houston Electric and CERC are unable to predict the consequences of any such matters or to estimate a range of potential losses.

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

	December 31, 2021
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$16	$11
Minimum estimated remediation costs	11	8
Maximum estimated remediation costs	58	36
Minimum years of remediation	5	30
Maximum years of remediation	50	50

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

As of December 31, 2021, CenterPoint Energy has recorded an approximate $90 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these removal costs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

(17) Earnings Per Share (CenterPoint Energy)

The Series C Preferred Stock issued in May 2020 were considered participating securities since these shares participated in dividends on Common Stock on a pari passu, pro rata, as-converted basis. As a result, beginning June 30, 2020, earnings per share on Common Stock was computed using the two-class method required for participating securities during the periods the Series C Preferred Stock was outstanding. As of May 7, 2021, all of the remaining outstanding Series C Preferred Stock were converted into shares of Common Stock and earnings per share on Common Stock and, as such, the two-class method was no longer applicable beginning June 30, 2021.

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

The Series C Preferred Stock included conversion features at a price that were below the fair value of the Common Stock on the commitment date. This beneficial conversion feature, which was approximately $32 million, represents the difference between the fair value per share of the Common Stock as of the commitment date and the conversion price, multiplied by the number of common shares issuable upon conversion. The beneficial conversion feature was recognized as a discount to Series C Preferred Stock and was amortized as a deemed dividend over the period from the issue date to the first allowable conversion date, which was November 6, 2020.

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

	For the Year Ended December 31,
	2021	2020	2019
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$668	$483	$515
Less: Preferred stock dividend requirement (Note 13)	95	144	117
Less: Amortization of beneficial conversion feature (Note 13)	—	32	—
Less: Undistributed earnings allocated to preferred shareholders (1)	—	—	—
Income available to common shareholders from continuing operations - basic and diluted	573	307	398
Income (loss) available to common shareholders from discontinued operations - basic and diluted	818	(1,256)	276
Income (loss) available to common shareholders - basic and diluted	$1,391	$(949)	$674
Denominator:
Weighted average common shares outstanding - basic	592,933,000	531,031,000	502,050,000
Plus: Incremental shares from assumed conversions:
Restricted stock	5,181,000	—	3,107,000
Series C Preferred Stock (3)	11,824,000	—	—
Weighted average common shares outstanding - diluted	609,938,000	531,031,000	505,157,000

Anti-dilutive Incremental Shares Excluded from Denominator for Diluted Earnings (Loss) Computation:
Restricted stock	—	3,690,000	—
Series B Preferred Stock (2)	23,906,000	35,922,000	34,354,000
Series C Preferred Stock (3)	—	23,807,000	—

	For the Year Ended December 31,
	2021	2020	2019
	(in millions, except per share and share amounts)
Earnings (loss) per common share:
Basic earnings per common share - continuing operations	$0.97	$0.58	$0.79
Basic earnings (loss) per common share - discontinued operations	1.38	(2.37)	0.55
Basic Earnings (Loss) Per Common Share	$2.35	$(1.79)	$1.34
Diluted earnings per common share - continuing operations	$0.94	$0.58	$0.79
Diluted earnings (loss) per common share - discontinued operations	1.34	(2.37)	0.54
Diluted Earnings (Loss) Per Common Share	$2.28	$(1.79)	$1.33

(1)There were no undistributed earnings to be allocated to participating securities for the years ended December 31, 2021 and 2020.
(2)As of December 31, 2021, all of the outstanding Series B Preferred Stock have been converted into Common Stock. For further information, see Note 13.
(3)As of December 31, 2021, all of the outstanding Series C Preferred Stock have been converted into Common Stock. For further information, see Note 13.

(18) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which its CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments. Certain prior year amounts have been reclassified for assets held for sale and discontinued operations as described below. Additionally, in 2021 CenterPoint Energy transferred certain assets previously recorded in Corporate and Other directly into the reportable segments that received the benefits of such assets, and prior year amounts were reclassified.

As of December 31, 2021, reportable segments by Registrant are as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consisted of electric transmission and distribution services in the Texas gulf coast area and electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations.

•CenterPoint Energy’s Natural Gas reportable segment consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Indiana, Louisiana, Minnesota, Mississippi, Ohio, Oklahoma and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

CenterPoint Energy’s Corporate and Other consists of energy performance contracting and sustainable infrastructure services through Energy Systems Group and other corporate operations which support all of the business operations of CenterPoint Energy.

Houston Electric

•Houston Electric’s single reportable segment consisted of electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs in the Texas gulf coast area.

CERC

•CERC’s single reportable segment consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

Expenditures for long-lived assets include property, plant and equipment. Intersegment sales are eliminated in consolidation, except as described in Note 2(b).

Financial data for reportable segments is as follows, including Corporate and Other and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Revenues from External Customers	Depreciation and Amortization	Interest Income (1)	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
For the year ended December 31, 2021:
Electric	$3,763	$756	$—	$(226)	$95	$475
Natural Gas	4,336	502	1	(141)	80	403
Corporate and Other	253	58	118	(278)	(65)	(210)
Eliminations	—	—	(116)	116	—	—
Continuing Operations	$8,352	$1,316	$3	$(529)	$110	668
Discontinued Operations, net						818
Consolidated						$1,486

For the year ended December 31, 2020:
Electric	$3,470	$670	$3	$(220)	$72	$230
Natural Gas	3,631	473	8	(153)	125	278
Corporate and Other	317	46	104	(267)	(117)	(25)
Eliminations	—	—	(111)	111	—	—
Continuing Operations	$7,418	$1,189	$4	$(529)	$80	483
Discontinued Operations, net						(1,256)
Consolidated						$(773)
For the year ended December 31, 2019:
Electric	$3,519	$746	$27	$(225)	$96	$419
Natural Gas	3,750	439	6	(144)	2	251
Corporate and Other	295	40	134	(343)	(68)	(155)
Eliminations	—	—	(145)	145	—	—
Continuing Operations	$7,564	$1,225	$22	$(567)	$30	515
Discontinued Operations, net						276
Consolidated						$791
(1) Interest income from Securitization Bonds of less than $1 million, $1 million and $5 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in Other income, net on CenterPoint Energy’s and Houston Electric’s respective Statements of Consolidated Income.

	Total Assets		Expenditures for Long-lived Assets
	December 31,		December 31,
	2021	2020	2021	2020	2019
	(in millions)
Electric	$16,439	$14,516	$2,008	$1,281	$1,216
Natural Gas	16,153	15,041	1,178	1,139	1,098
Corporate and Other, net of eliminations (1)	2,749	3,132	42	95	194
Continuing Operations	35,341	32,689	3,228	2,515	2,508
Assets Held for Sale/Discontinued Operations	2,338	782	171	21	79
Consolidated	$37,679	$33,471	$3,399	$2,536	$2,587

(1)Total assets included pension and other postemployment-related regulatory assets of $427 million and $540 million as of December 31, 2021 and 2020, respectively.

Assets Held for Sale and Discontinued Operations (CenterPoint Energy and CERC)

CenterPoint Energy’s Midstream Investments reportable segment presented in the Registrants’ combined 2020 Form 10-K consisted of the equity investment in Enable (excluding the Enable Series A Preferred Units). In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations, and as a result this reportable segment is not reflected in the financial data for reportable segments. See Notes 4 and 11 for further information regarding CenterPoint Energy’s equity investment in Enable as held for sale and discontinued operations and the completed Enable Merger.

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

On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses. The Arkansas and Oklahoma Natural Gas businesses are reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable, and are classified as held for sale as of December 31, 2021. On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. See Note 4 for further information.

On August 31, 2021, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of MES to Last Mile Energy. See Note 4 for further information.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

Major Customers (CenterPoint Energy and Houston Electric)

Houston Electric’s revenues from major external customers are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Affiliates of NRG	$905	$749	$727
Affiliates of Vistra Energy Corp.	410	404	263

Revenues by Products and Services

	Year Ended December 31,
	2021			2020			2019
Revenues by Products and Services:	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Electric delivery	$3,158	$3,134	$—	$2,941	$2,911	$—	$3,019	$2,990	$—
Retail electric sales	559	—	—	515	—	—	486	—	—
Wholesale electric sales	46	—	—	14	—	—	14	—	—
Retail gas sales	4,157	—	3,069	3,462	—	2,594	3,563	—	2,831
Gas transportation and processing	12	—	12	15	—	15	33	—	33
Energy products and services	420	—	167	471	—	154	449	—	154
Total	$8,352	$3,134	$3,248	$7,418	$2,911	$2,763	$7,564	$2,990	$3,018

(19) Supplemental Disclosure of Cash Flow Information

CenterPoint Energy and CERC elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. The table below provides supplemental disclosure of cash flow information and does not exclude the Infrastructure Services and Energy Services Disposal Groups prior to the closing of the respective transactions.

The tables below provide supplemental disclosure of cash flow information:

	2021			2020			2019
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$489	$208	$99	$471	$201	$114	$436	$229	$109
Income tax payments (refunds), net	(46)	20	4	143	65	4	155	87	7
Non-cash transactions:
Accounts payable related to capital expenditures	370	261	103	153	102	69	236	117	86
Fair Value of Energy Transfer Common Units received for Enable Merger	1,672	—	—	—	—	—	—	—	—
Fair Value of Energy Transfer Series G Preferred Units received for Enable Merger	385	—	—	—	—	—	—	—	—
ROU assets obtained in exchange for lease liabilities (1)	2	—	—	15	1	5	44	1	29
Beneficial conversion feature	—	—	—	32	—	—	—	—	—
Amortization of beneficial conversion feature	—	—	—	(32)	—	—	—	—	—
Capital distribution associated with the Internal Spin (2)	—	—	—	—	—	—	—	—	28

(1)Includes the transition impact of adoption of ASU 2016-02 Leases as of January 1, 2019. The Registrants elected not to recast comparative periods in the year of adoption as permitted by the standard.
(2)The capital distribution in 2019 is the result of the finalization of the previously estimated net deferred tax assets and liabilities distributed as part of the Internal Spin.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the amount reported in the Statements of Consolidated Cash Flows:

	December 31, 2021			December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$230	$214	$8	$147	$139	$1
Restricted cash included in Prepaid expenses and other current assets	24	19	—	20	15	—
Total cash, cash equivalents and restricted cash shown in Statements of Consolidated Cash Flows	$254	$233	$8	$167	$154	$1

(1)Houston Electric’s Cash and cash equivalents as of December 31, 2021 and 2020 included $92 million and $139 million, respectively, of cash related to the Bond Companies.

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

The table below summarizes money pool activity:

	December 31, 2021		December 31, 2020
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$(512)	$(224)	$(8)	$—
Weighted average interest rate	0.34%	0.34%	0.24%	0.24%

(1)Included in Accounts and notes receivable (payable)–affiliated companies in Houston Electric’s and CERC’s Consolidated Balance Sheets.

Houston Electric and CERC affiliate-related net interest income (expense) were as follows:

	Year Ended December 31,
	2021		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$—	$—	$—	$—	$18	$4

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

Amounts charged for these services are included primarily in Operation and maintenance expenses:

	Year Ended December 31,
	2021		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$189	$216	$197	$212	$177	$141
Net affiliate service charges (billings)	(7)	7	(16)	16	(8)	8
The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Year Ended December 31,
	2021		2020		2019
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$—	$—	$551	$80	$376	$120
Cash contribution from parent	130	180	62	217	590	129
Capital distribution to parent associated with the sale of CES	—	—	—	286	—	—
Capital distribution to parent associated with the Internal Spin (1)	—	—	—	—	—	28
Property, plant and equipment from parent (2)	—	—	36	23	—	—

(1)The capital distribution in 2019 associated with the Internal Spin is a result of the return to accrual for the periods of CERC’s ownership during 2018.
(2)Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(21) Leases

An arrangement is determined to be a lease at inception based on whether the Registrant has the right to control the use of an identified asset. ROU assets represent the Registrants’ right to use the underlying asset for the lease term and lease liabilities represent the Registrants’ obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. Most leases in which the Registrants are the lessee do not have a readily determinable implicit rate, so an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. Each Registrant uses the implicit rate for agreements in which it is a lessor. Lease income and expense for operating leases and ROU amortization for finance leases are recognized on a straight-line basis over the lease term.

The Registrants have lease agreements with lease and non-lease components and have elected the practical expedient to combine lease and non-lease components for certain classes of leases, such as office buildings and mobile generators. For classes of leases in which lease and non-lease components are not combined, consideration is allocated between components based on the stand-alone prices. Sublease income is not significant to the Registrants.

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

The Registrants’ operating lease agreements are primarily equipment and real property leases, including land and office facility leases. CenterPoint Energy and Houston Electric also have finance lease agreements for mobile generators. The Registrants’ lease terms may include options to extend or terminate a lease when it is reasonably certain that those options will be exercised. The Registrants have elected an accounting policy that exempts leases with terms of one year or less from the recognition requirements of ASC 842.

In 2021 Houston Electric entered into two lease agreements for mobile generation: (1) a temporary short-term lease and (2) a long-term lease. The short-term lease agreement allows Houston Electric to take delivery of mobile generation assets on a short-term basis with a term ending in the third quarter of 2022. Per Houston Electric’s short term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled $20 million as of December 31, 2021.

The long-term lease agreement includes up to 505 MW of mobile generation of which 125 MW was delivered by December 31, 2021, triggering lease commencement at delivery, and has an initial term ending in 2029. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities were achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability as of December 31, 2021. The remaining finance lease liability associated with the commenced long-term mobile generation agreement was not significant as of December 31, 2021 and relates to removal costs that will be incurred at the end of the lease term. The lease agreement provides Houston Electric a right to terminate between October 2022 and March 2023 if a regulatory event or ruling creates a material adverse condition, which is not reasonably certain to occur. If the right to terminate is elected, seventy-five percent (75%) of Houston Electric’s prorated prepaid lease costs would be refunded. Houston Electric made payments under the long-term lease agreement for the 125 MW of mobile generation that was delivered during 2021 into an escrow account, not controlled by Houston Electric, and the funds will be released when the lessor provides Houston Electric with the required information to secure a first lien on the generation equipment.

Houston Electric will also incur variable costs throughout the lease term for the operation and maintenance of the generators. Lease costs, including variable and ROU asset amortization costs, are deferred to Regulatory assets as incurred as a recoverable cost under the 2021 Texas legislation. Houston Electric intends to seek recovery in its DCRF of deferred costs, lease payments, and applicable return, which approximate $200 million under the mobile generation agreements in 2021.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Statements of Consolidated Income, are as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$8	$1	$4	$9	$—	$5
Short-term lease cost	119	118	—	14	12	—
Total lease cost (1)	$127	$119	$4	$23	$12	$5

(1) CenterPoint Energy and Houston Electric defer finance lease costs for mobile generation to Regulatory assets for recovery rather than to Depreciation and Amortization in the Statements of Consolidated Income.

The components of lease income were as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$6	$1	$3	$5	$—	$2
Variable lease income	1	—	—	1	—	—
Total lease income	$7	$1	$3	$6	$—	$2

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021			December 31, 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$22	$1	$12	$31	$1	$19
Finance ROU assets (2)	179	179	—	—	—	—
Total leased assets	$201	$180	$12	$31	$1	$19
Liabilities:
Current operating lease liability (3)	$6	$1	$2	$6	$—	$3
Non-current operating lease liability (4)	17	—	11	26	1	18
Total leased liabilities (5)	$23	$1	$13	$32	$1	$21

Weighted-average remaining lease term (in years) - operating leases	6.2	4.1	6.5	6.0	4.0	7.5
Weighted-average discount rate - operating leases	3.10%	2.86%	3.20%	3.14%	2.59%	3.36%
Weighted-average remaining lease term (in years) - finance leases	7.5	7.5	—	—	—	—
Weighted-average discount rate - finance leases	2.21%	2.21%	—	—	—	—

(1)Reported within Other assets in the Registrants’ respective Consolidated Balance Sheets.
(2)Reported within Property, Plant and Equipment in the Registrants’respective Consolidated Balance Sheets. Finance lease assets are recorded net of accumulated amortization.
(3)Reported within Current other liabilities in the Registrants’ respective Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Consolidated Balance Sheets.
(5)Finance lease liabilities were not material as of December 31, 2021 or 2020 and are reported within Other long-term debt in the Registrants’ respective Consolidated Balance Sheets when applicable.

As of December 31, 2021, finance lease liabilities were not significant to the Registrants. As of December 31, 2021, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2022	$6	$1	$3
2023	5	—	2
2024	3	—	2
2025	3	—	2
2026	3	—	2
2027 and beyond	5	—	3
Total lease payments	25	1	14
Less: Interest	2	—	1
Present value of lease liabilities	$23	$1	$13

As of December 31, 2021, future minimum finance lease payments were not significant to the Registrants, exclusive of approximately $496 million of legally-binding undiscounted minimum lease payments for finance leases for approximately 380 MW of mobile generation leases signed but not yet commenced. As of December 31, 2021, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2022	$5	$—	$3
2023	5	—	3
2024	5	—	3
2025	6	—	3
2026	6	—	4
2027 and beyond	142	—	136
Total lease payments to be received	$169	$—	$152

Other information related to leases is as follows:

	Year Ended December 31, 2021
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$6	$1	$3
Financing cash flows from finance leases included in the measurement of lease liabilities	179	179	—

See Note 19 for information on ROU assets obtained in exchange for operating lease liabilities.

(22) Subsequent Events

Completion of Sale of Arkansas and Oklahoma Natural Gas businesses (CenterPoint Energy and CERC)

On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information, see Note 4.

CERC Dividend

On February 11, 2022, CERC paid a dividend of $720 million to its parent, Utility Holding.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of December 31, 2021 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Under the supervision and with the participation of the Registrants’ management, including their respective principal executive officers and principal financial officers, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management has concluded, in each case, that their internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, CenterPoint Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of CenterPoint Energy’s internal control over financial reporting as of December 31, 2021 which is set forth below. This report is not applicable to Houston Electric or CERC as they are not accelerated or large accelerated filers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
CenterPoint Energy, Inc.
Houston, Texas
Opinion on Internal Control over Financial Reporting
 We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2022

Item 9B.Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

For CenterPoint Energy, the information called for by Item 10, to the extent not set forth in “Information About Our Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2022 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 11.Executive Compensation

For CenterPoint Energy, the information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2022 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For CenterPoint Energy, the information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2022 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 13.Certain Relationships and Related Transactions, and Director Independence

For CenterPoint Energy, the information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2022 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K. See Note 11 for information related to CenterPoint Energy’s affiliate transactions.

For Houston Electric and CERC, the information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 14.Principal Accounting Fees and Services

For CenterPoint Energy, the information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2022 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Aggregate fees billed to Houston Electric and CERC during the year ended December 31, 2021 and 2020 by their principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2021		2020
	Houston Electric	CERC	Houston Electric	CERC
Audit fees (1)	$650,344	$963,833	$658,965	$907,560
Audit-related fees (2)	347,000	152,000	343,000	172,500
Total audit and audit-related fees	997,344	1,115,833	1,001,965	1,080,060
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total fees	$997,344	$1,115,833	$1,001,965	$1,080,060

(1)For 2021 and 2020, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)For 2021 and 2020, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Houston Electric and CERC each are not required to have, and do not have, an audit committee.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing for CenterPoint Energy as Exhibits 99.1 and 99.2.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2021.

The following schedules are omitted by the Registrants because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 182, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

Item 16. Form 10-K Summary
    None.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2021

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(a)	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (Texas Genco), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1	X
2(b)	—	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(c)(1)	—	Agreement and Plan of Merger among CERC, Houston Lighting and Power Company (“HL&P”), HI Merger, Inc. and NorAm Energy Corp. (“NorAm”) dated August 11, 1996	Houston Industries’ (“HI’s”) Form 8-K dated August 11, 1996	1-7629	2			X
2(c)(2)	—	Amendment to Agreement and Plan of Merger among CERC, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996	Registration Statement on Form S-4	333-11329	2(c)			X
2(d)	—	Agreement and Plan of Merger dated December 29, 2000 merging Reliant Resources Merger Sub, Inc. with and into Reliant Energy Services, Inc.	Registration Statement on Form S-3	333-54526	2			X
2(e)	—	Master Formation Agreement dated March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC.	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X		X
2(f)	—	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	X
2(g)	—	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	X		X
2(h)	—	Asset Purchase Agreement by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	X		X
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	X
3(b)	—	Articles of Conversion of Reliant Energy Incorporated	Houston Electric’s Form 8-K dated August 31, 2002	1-3187	3(a)		X
3(c)	—	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		X
3(d)	—	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			X
3(e)	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3(f)	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			X
3(g)	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			X
3(h)	—	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	X
3(i)	—	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		X
3(j)	—	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			X
3(k)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	X
3(l)	—	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	X
3(m)	—	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	X
3(n)	—	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	X
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1	X
4(b)	—	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	X
4(c)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(d)(1)	—	Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto	HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)	X	X
4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)	X	X
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)	X	X
4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4	X	X
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4	X	X
4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4	X	X
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4	X	X
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)	X	X
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)	X	X
4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)	X	X
4(e)(2)	—	Second Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	Houston Electric’s Form 10- Q for the quarter ended September 30, 2002	1-3187	4(j)(3)	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(e)(3)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)	X	X
4(e)(4)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)	X	X
4(e)(5)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)	X	X
4(e)(6)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1	X	X
4(e)(7)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2	X	X
4(e)(8)	—	Eleventh Supplemental Indenture to Exhibit 4(e)(1), dated as of May 23, 2003	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.2	X	X
4(e)(9)	—	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated May 16, 2003	1-31447	4.1	X	X
4(e)(10)	—	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2	X	X
4(e)(11)	—	Twenty-Second Supplemental Indenture to Exhibit 4(e)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)	X	X
4(e)(12)	—	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)	X	X
4(e)(13)	—	Twenty-Third Supplemental Indenture to Exhibit 4(e)(1) dated as of March 17, 2014	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10	X	X
4(e)(14)	—	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(e)(15)	—	Twenty-Fourth Supplemental Indenture to Exhibit 4(e)(1) dated as of May 18, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.5	X	X
4(e)(16)	—	Officer’s Certificate, dated as of May 18, 2016, setting forth the form, terms and provisions of the Twenty-Fifth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2016	1-31447	4.6	X	X
4(e)(17)	—	Twenty-Fifth Supplemental Indenture to Exhibit 4(e)(1) dated as of August 11, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5	X	X
4(e)(18)	—	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6	X	X
4(e)(19)	—	Twenty-Sixth Supplemental Indenture to Exhibit 4(e)(1) dated as of January 12, 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)	X	X
4(e)(20)	—	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)	X	X
4(e)(21)	—	Twenty-Seventh Supplemental Indenture to Exhibit 4(e)(1) dated as of February 28, 2018	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.9	X	X
4(e)(22)	—	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.10	X	X
4(e)(23)	—	Twenty-Eighth Supplemental Indenture to Exhibit 4(e)(1) dated as of January 15, 2019	Houston Electric’s Form 8-K dated January 10, 2019	1-3187	4.4	X	X
4(e)(24)	—	Officer’s Certificate, dated as of January 15, 2019, setting forth the form, terms and provisions of the Twenty-Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2018	1-31447	4(h)(24)	X	X
4(e)(25)	—	Twenty-Ninth Supplemental Indenture to Exhibit 4(e)(1) dated as of June 5, 2020	Houston Electric’s Form 8-K dated June 2, 2020	1-3187	4.4	X	X
4(e)(26)	—	Officer’s Certificate, dated as of June 5, 2020, setting forth the form, terms and provisions of the Thirtieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2020	1-31447	4.26	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(e)(27)	—	Thirtieth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 11, 2021	Houston Electric’s Form 8-K dated March 8, 2021	1-3187	4.4	X	X
4(e)(28)	—	Officer’s Certificate, dated as of March 11, 2021, setting forth the form, terms and provisions of the Thirty-First and Thirty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.22	X	X
4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1	X		X
4(f)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)	X		X
4(f)(3)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9	X		X
4(f)(4)	—	Supplemental Indenture No. 14 to Exhibit 4(f)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)	X		X
4(f)(5)	—	Supplemental Indenture No. 16 to Exhibit 4(f)(1) dated as of August 23, 2017, providing for the issuance of CERC Corp.’s 4.10% Senior Notes due 2047	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.11	X		X
4(f)(6)	—	Supplemental Indenture No. 17 to Exhibit 4(f)(1) dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028	CERC’s Form 10-Q for the quarter ended March 31, 2018	1-13265	4.4	X		X
4(f)(7)	—	Supplemental Indenture No. 18 to Exhibit 4(f)(1), dated as of October 1, 2020, providing for the issuance of CERC Corp.’s 1.75% Senior Notes due 2030	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2020	1-31447	4.23	X		X
4(f)(8)	—	Supplemental Indenture No. 19 to Exhibit 4(f)(1), dated as of March 2, 2021, providing for the issuance of CERC’s Corp.’s Floating Rate Senior Notes due 2023	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.18	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(f)(9)	—	Supplemental Indenture No. 20 to Exhibit 4(f)(1), dated as of March 2, 2021, providing for the issuance of CERC Corp.’s 0.70% Senior Notes due 2023	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.19	X		X
4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	X
4(g)(2)	—	Supplemental Indenture No. 9 to Exhibit 4(g)(1), dated as of August 10, 2017, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2022	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.9	X
4(g)(3)	—	Supplemental Indenture No. 10 to Exhibit 4(g)(1), dated as of October 5, 2018, providing for the issuance of CenterPoint Energy’s 3.60% Senior Notes due 2021, 3.85% Senior Notes due 2024 and 4.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2018	1-31447	4.14	X
4(g)(4)	—	Supplemental Indenture No. 11 to Exhibit 4(g)(1), dated as of August 14, 2019, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2024, 2.95% Senior Notes due 2030 and 3.70% Senior Notes due 2049	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2019	1-31447	4.2	X
4(g)(5)	—	Supplemental Indenture No. 12 to Exhibit 4(g)(1), dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s Floating Rate Senior Notes due 2024	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	4.24	X
4(g)(6)	—	Supplemental Indenture No. 13 to Exhibit 4(g)(1), dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s 1.45% Senior Notes due 2026 and 2.65% Senior Notes due 2031	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	4.25	X
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1	X
4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)	X
4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)	X
4(i)	—	$2,400,000,000 Amended and Restated Credit Agreement dated as of February 4, 2021 among CenterPoint Energy, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.1	X
4(j)	—	$300,000,000 Credit Agreement dated as of February 4, 2021 among Houston Electric, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.2	X	X
4(k)	—	$900,000,000 Credit Agreement dated as of February 4, 2021 among CERC Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.3	X		X
4(l)	—
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
			CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.4	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(m)(1)	—	Mortgage and Deed of Trust dated as of April 1, 1932 between SIGECO and Bankers Trust Company, as Trustee, as amended and supplemented by 28 Supplemental Indentures thereto	Post-Effective Amendment No. 1 Form 8-K dated June 1, 1984 Form 8-K dated March 24, 1986 Form 8-K dated June 3, 1986	2-2536 2-62032 2-88923 1-3553 1-3553 1-3553	B-1, B-2 (b)(4)(ii) 4(b)(2) 4 4-A 4	X X X X X X
4(m)(2)	—	Additional Supplemental Indentures to Exhibit 4(m)(1)				X
		Date as of	File Reference	Exhibit No.
		July 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
		November 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
		November 15, 1986	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
		January 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
		December 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1987	4-A
		December 13, 1990	1-3553, SIGECO’s Form 10-K for the fiscal year 1990	4-A
		April 1, 1993	1-3553, SIGECO’s Form 8-K dated April 13, 1993	4
		June 1, 1993	1-3553, SIGECO’s Form 8-K dated June 14, 1993	4
		May 1, 1993	1-3553, SIGECO’s Form 10-K for the fiscal year 1993	4(a)
		July 1, 1999	1-3553, SIGECO’s Form 10-Q for the quarter ended June 30, 1999	4(a)
		March 1, 2000	1-15467, Vectren’s Form 10-K for the year ended December 31, 2001	4.1
		August 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.1
		October 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.2
		April 1, 2005	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.1

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
		Date as of	File Reference	Exhibit No.
		March 1, 2006	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.2
		December 1, 2007	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.3
		August 1, 2009	1-15467, Vectren’s Form 10-K for the year ended December 31, 2009	4.1
		April 1, 2013	1-15467, Vectren’s Form 8-K dated April 30, 2013	4.1
		September 1, 2014	1-15467, Vectren’s Form 8-K dated September 25, 2014	4.1
		September 1, 2015	1-15467, Vectren’s Form 8-K dated September 10, 2015	4.1
4(n)(1)	—	Indenture dated February 1, 1991 between Indiana Gas Company, Inc. and U.S Bank Trust National Association (formerly known as First Trust National Association, which was formerly known as Bank of America Illinois, which was formerly known as Continental Bank, National Association)	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(a)	X
4(n)(2)	—	First Supplemental Indenture to Exhibit 4(n)(1), dated as of February 15, 1991	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(b)	X
4(n)(3)	—	Second Supplemental Indenture to Exhibit 4(n)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(b)	X
4(n)(4)	—	Third Supplemental Indenture to Exhibit 4(n)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(c)	X
4(n)(5)	—	Fourth Supplemental Indenture to Exhibit 4(n)(1), dated as of December 2, 1992	Indiana Gas’s Form 8-K filed December 8, 1992	1-6494	4(b)	X
4(n)(6)	—	Fifth Supplemental Indenture to Exhibit 4(n)(1), dated as of December 28, 2000	Indiana Gas’s Form 8-K filed December 27, 2000	1-6494	4	X
4(o)(1)	—	Indenture dated October 19, 2001, among VUHI, Indiana Gas, SIGECO, VEDO and U.S. Bank Trust National Association	VUHI’s Form 8-K dated October 19, 2001	1-16739	4.1	X
4(o)(2)	—	First Supplemental Indenture to Exhibit 4(o)(1), dated October 19, 2001	VUHI’s Form 8-K dated October 19, 2001	1-16739	4.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(o)(3)	—	Second Supplemental Indenture to Exhibit 4(o)(1)	VUHI’s Form 8-K dated November 29, 2001	1-16739	4.1	X
4(o)(4)	—	Third Supplemental Indenture to 4(o)(1), dated July 29, 2003	VUHI’s Form 8-K dated July 24, 2003	1-16739	4.1	X
4(o)(5)	—	Fourth Supplemental Indenture to Exhibit 4(o)(1), dated November 21, 2005	VUHI’s Form 8-K dated November 18, 2005	1-16739	4.1	X
4(o)(6)	—	Form of Fifth Supplemental Indenture to Exhibit 4(o)(1), dated October 18, 2006	VUHI’s Form 8-K dated October 16, 2006	1-16739	4.1	X
4(o)(7)	—	Sixth Supplemental Indenture to Exhibit 4(o)(1), dated March 10, 2008	VUHI’s Form 8-K dated March 10, 2008	1-16739	4.1	X
4(p)	—	Note Purchase Agreement, dated April 5, 2011, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated April 8, 2011	1-15467	4.1	X
4(q)	—	Note Purchase Agreement, dated November 15, 2011, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated November 17, 2011	1-15467	4.1	X
4(r)	—	Note Purchase Agreement, dated December 20, 2012, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated December 21, 2012	1-15467	4.1	X
4(s)	—	Note Purchase Agreement, dated August 22, 2013, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated August 22, 2013	1-15467	4.1	X
4(t)	—	Note Purchase Agreement, dated June 11, 2015, among VUHI, Indiana Gas, SIGECO and VEDO and the purchasers named therein	Vectren’s Form 8-K dated June 12, 2015	1-15467	4.1	X
4(u)	—	Bond Purchase and Covenants Agreement, dated September 14, 2017, between SIGECO and PNC Bank, National Association	Vectren’s Form 8-K dated September 25, 2017	1-15467	4.1	X
4(v)	—	Joinder and First Amendment to Bond Purchase and Covenants Agreement dated March 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.1	X
4(w)	—	Second Amendment to Bond Purchase and Covenants Agreement dated May 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†4(x)	—	Description of CenterPoint Energy’s Securities				X
†4(y)	—	Description of Houston Electric’s Securities					X
†4(z)	—	Description of CERC’s Securities						X
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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(a)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3	X
*10(b)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1	X
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4	X
*10(c)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1	X
*10(d)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4	X
*10(d)(2)	—	First Amendment to Exhibit 10(d)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5	X
*10(e)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3	X
*10(e)(2)	—	First Amendment to Exhibit 10(e)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(e)(3)		Second Amendment to Exhibit 10(b)(1), effective as of January 1, 2020	CenterPoint Energy’s Form 8-K dated December 9, 2019	1-31447	10.1	X
*10(f)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5	X
10(g)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2	X
10(g)(2)	—	Amendment to Exhibit 10(g)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)	X
10(h)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1	X
10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)	X
10(h)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5	X
10(h)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6	X
10(h)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8	X
10(i)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)	X
10(i)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)	X
10(i)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(j)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2	X
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4	X
*10(k)(1)	—	CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.3	X
*10(k)(2)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	X
†*10(l)	—	CenterPoint Energy Inc., Short Term Incentive Plan, as amended and restated effective January 1, 2022				X
*10(m)(1)	—	Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.1	X
*10(m)(2)		First Amendment to Exhibit 10(m)(1), dated as of February 19, 2020	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(n)(2)	X
10(n)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1	X	X
10(o)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2	X
10(o)(2)	—	First Amendment to Exhibit 10(o)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3	X
*10(p)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A	X
*10(p)(2)	—	Form of Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(2)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(p)(3)	—	Form of Performance Award Agreement for Executive Chairman 20XX - 20XX Performance Cycle under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.4	X
*10(p)(4)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.2	X
*10(p)(5)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(5)	X
*10(p)(6)	—	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.4	X
*10(p)(7)	—	Form of Executive Chairman Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.7	X
*10(p)(8)	—	Form of Performance Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.2	X
*10(p)(9)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.3	X
*10(p)(10)	—	Form of Award Agreement for Performance Share Units for Named Executive Officers (Separation) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.1	X
*10(p)(11)	—	Form of Award Agreement for Restricted Stock Units for Named Executive Officers (Separation) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.2	X
*10(p)(12)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting with Performance Goals) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(12)	X
*10(p)(13)	—	Form of Restricted Stock Unit Award Agreement for CEO (Service-Based Vesting with Performance Goals) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(13)	X
*10(p)(14)	—	Form of Restricted Stock Unit Award Agreement (Fully Vested) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated February 19, 2020	1-31447	10.1	X
*10(p)(15)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated July 20, 2021	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(q)(1)	—	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	X
*10(q)(2)	—	First Amendment to Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(t)(2)	X
†*10(q)(3)	—	Second Amendment to Exhibit 10(q)(1)				X
*10(r)	—	Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(zz)	X
*10(s)	—	Vectren Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001	Vectren’s Form 10-K for the year end December 31, 2001	1-15467	10.32	X
*10(t)	—	Vectren Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Vectren’s Form 8-K dated September 29, 2008	1-15467	10.3	X
*10(u)	—	Vectren Nonqualified Defined Benefit Restoration Plan, as amended and restated effective January 1, 2005	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.2	X
*10(v)	—	Vectren specimen change in control agreement dated December 31, 2011	Vectren’s Form 8-K dated January 5, 2012	1-15467	10.1	X
*10(w)	—	Amendment Number One to the Vectren specimen change in control agreement dated December 31, 2012	Vectren’s Form 10-K for the year end December 31, 2012	1-15467	10.1	X
*10(x)	—	Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees (As Amended and Restated Effective January 1, 2005)	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.1	X
*10(y)	—	Vectren Specimen Waiver, effective October 3, 2013, to the Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees	Vectren’s Form 10-Q for the quarter ended September 30, 2013	1-15467	10.1	X
10(z)	—	Offer Letter between CenterPoint Energy and David J. Lesar	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.1	X
10(aa)	—	Offer Letter between CenterPoint Energy and Jason P. Wells	CenterPoint Energy’s Form 8-K dated September 15, 2020	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(bb)	—	Form of Registration Rights Agreement, to be dated as of the Closing Date, by and among Energy Transfer LP and certain unitholders of Enable Midstream Partners, LP as set forth on Schedule I thereto	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.2	X
10(cc)	—	Retention Incentive Agreement between CenterPoint Energy, Inc. and David J. Lesar, dated July 20, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	10.8	X
10(dd)	—	Separation Agreement between CenterPoint Energy, Inc. and Milton Carroll, dated July 21, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	10.9	X
†21	—	Subsidiaries of CenterPoint Energy				X
†23.1.1	—	Consent of Deloitte & Touche LLP				X
†23.1.2	—	Consent of Deloitte & Touche LLP					X
†23.1.3	—	Consent of Deloitte & Touche LLP						X
†23.2	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of Enable Midstream Partners, LP				X
†31.1.1	—	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				X
†31.1.2	—	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle					X
†31.1.3	—	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						X
†31.2.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				X
†31.2.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					X
†31.2.3	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						X
†32.1.1	—	Section 1350 Certification of David J. Lesar				X
†32.1.2	—	Section 1350 Certification of Scott E. Doyle					X
†32.1.3	—	Section 1350 Certification of Scott E. Doyle						X
†32.2.1	—	Section 1350 Certification of Jason P. Wells				X
†32.2.2	—	Section 1350 Certification of Jason P. Wells					X
†32.2.3	—	Section 1350 Certification of Jason P. Wells						X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
99.1	—	Financial Statements of Enable Midstream Partners, LP as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	Part II, Item 8 of Enable Midstream Partners, LP’s Form 10-K for the year ended December 31, 2020	001-36413	Item 8	X
99.2	—	Financial Statements of Enable Midstream Partners, LP as of September 30, 2021 and 2020 and for the three and nine months ended September 30, 2021 and 2020	Part I, Item 1 of Enable Midstream Partners, LP’s Form 10-Q for the quarter ended September 30, 2021	001-36413	Item 1	X
†101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X	X	X
†101.SCH	—	Inline XBRL Taxonomy Extension Schema Document				X	X	X
†101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X	X	X
†101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document				X	X	X
†101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document				X	X	X
†101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X	X	X
†104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X	X	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 22th day of February, 2022.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ David J. Lesar
David J. Lesar
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

Signature	Title
/s/ DAVID J. LESAR	President, Chief Executive Officer and
David J. Lesar	Director (Principal Executive Officer and Director)

/s/ JASON P. WELLS	Executive Vice President and Chief
Jason P. Wells	Financial Officer (Principal Financial Officer)

/s/ STACEY PETERSON	Senior Vice President and Chief
Stacey Peterson	Accounting Officer (Principal Accounting Officer)

/s/ LESLIE D. BIDDLE	Director
Leslie D. Biddle

/s/ WENDOLYNN MONTOYA CLOONAN	Director
Wendolynn Montoya Cloonan

/s/ EARL M. CUMMINGS	Director
Earl M. Cummings

/s/ RAQUELLE W. LEWIS	Director
Raquelle W. Lewis

/s/ MARTIN H. NESBITT	Director
Martin H. Nesbitt

/s/ THEODORE F. POUND	Director
Theodore F. Pound

/s/ PHILLIP R. SMITH	Director
Phillip R. Smith

/s/ BARRY T. SMITHERMAN	Director
Barry T. Smitherman

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ SCOTT E. DOYLE
Scott E. Doyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

Signature	Title

/s/ SCOTT E. DOYLE	Manager, President and Chief Executive Officer
(Scott E. Doyle)	(Principal Executive Officer)

/s/ JASON P. WELLS	Executive Vice President and Chief Financial Officer
(Jason P. Wells)	(Principal Financial Officer)

/s/ STACEY PETERSON	Senior Vice President and Chief Accounting Officer
(Stacey Peterson)	(Principal Accounting Officer)

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ SCOTT E. DOYLE
Scott E. Doyle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

Signature	Title

/s/ SCOTT E. DOYLE	Chairman, President and Chief Executive Officer
(Scott E. Doyle)	(Principal Executive Officer and Director)

/s/ JASON P. WELLS	Executive Vice President and Chief Financial Officer
(Jason P. Wells)	(Principal Financial Officer)

/s/ STACEY PETERSON	Senior Vice President and Chief Accounting Officer
(Stacey Peterson)	(Principal Accounting Officer)