Form 10-Q
period 2022-03-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2022-05-03
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of April 20, 2022:

CenterPoint Energy, Inc.	629,448,787	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AMA	Asset Management Agreement
ARO	Asset retirement obligation
ARP	Alternative revenue program
ARPA	American Rescue Plan Act of 2021
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
Capital Dynamics	Capital Dynamics, Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
COVID-19 ERP	COVID-19 Electricity Relief Program
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider

GLOSSARY
Elk GP Merger Sub	Elk GP Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Elk Merger Sub	Elk Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Enable	Enable Midstream Partners, LP
Enable Common Units	Enable common units, representing limited partner interests in Enable
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Merger	The merger of Elk Merger Sub with and into Enable and the merger of Elk GP Merger Sub with and into Enable GP, in each case on the terms and subject to the conditions set forth in the Enable Merger Agreement, with Enable and Enable GP surviving as wholly-owned subsidiaries of Energy Transfer, which closed on December 2, 2021
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub LLC, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Systems Group	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition, LLC (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of Vectren
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO

GLOSSARY
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
LTIP	Long-term Incentive Plan
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc. (now known as Mobile Energy Solutions, Inc.), previously a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MLP	Master Limited Partnership
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NOLs	Net operating losses
NRG	NRG Energy, Inc.
Posey Solar	Posey Solar, LLC, a special purpose entity
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users

GLOSSARY
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
Southern Col Midco	Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
Tenaska	Tenaska Wind Holdings, LLC
Texas RE	Texas Reliability Entity
Transition Services Agreement	Transition Services Agreement by and between CenterPoint Energy Service Company, LLC and Southern Col Midco
Vectren	Vectren Corporation, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, Inc., a wholly-owned subsidiary of Vectren
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUHI	Vectren Utility Holdings, Inc., a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of both March 31, 2022 and December 31, 2021, consisted of AT&T Common and Charter Common. As of April 8, 2022, consisted of AT&T Common, Charter Common and WBD Common
2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 22, 2022
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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•CenterPoint Energy’s business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses, including the completed sale of our Natural Gas businesses in Arkansas and Oklahoma and the exit from midstream, which we cannot assure will have the anticipated benefits to us;
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
•our ability to successfully construct and operate electric generating facilities, natural gas facilities, mobile generation and electric transmission facilities, including complying with applicable environmental standards and the implementation of a well-balanced energy and resource mix, as appropriate;
•the recording of impairment charges;
•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including the timing and amount of recovered natural gas costs associated with the February 2021 Winter Storm Event and those related to Houston Electric’s mobile generation;
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
•increases in commodity prices;
•volatility in the markets for oil and natural gas as a result of, among other factors, the actions of certain crude-oil exporting countries and the Organization of Petroleum Exporting Countries, armed conflicts, including the conflict in Ukraine and the related sanctions on certain Russian entities, and climate change concerns, including the increasing adoption and use of alternative energy sources;
•state and federal legislative and regulatory actions or developments affecting various aspects of our businesses, including, among others, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates charged by our regulated businesses;
•direct or indirect effects on our facilities, resources, operations and financial condition resulting from terrorism, cyber attacks or intrusions, including as a result of global conflict such as the conflict in Ukraine, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events such as fires, ice, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes and other severe weather events, pandemic health events or other occurrences;
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
•local, state and federal legislative and regulatory actions or developments relating to the environment, including, among others, those related to global climate change, air emissions, carbon, waste water discharges and the handling and disposal of CCR that could impact operations, cost recovery of generation plant costs and related assets, and CenterPoint Energy’s net zero and carbon emissions reduction goals;
•the impact of unplanned facility outages or other closures;
•the sufficiency of our insurance coverage, including availability, cost, coverage and terms and ability to recover claims;
•the availability and prices of raw materials and services and changes in labor for current and future construction projects and operations and maintenance costs, including our ability to control such costs;
•continued disruptions to the global supply chain, including tariffs and other legislation impacting the supply chain, that could prevent CenterPoint Energy from securing the resources needed to fully execute on its 10-year capital plan or achieve its net zero and carbon emissions reduction goals;
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
•the effective tax rates;
•political and economic developments, including energy and environmental policies under the current administration;
•the transition to a replacement for the LIBOR benchmark interest rate;
•CenterPoint Energy’s ability to execute on its initiatives, targets and goals, including its net zero and carbon emissions reduction goals and its operations and maintenance goals;
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
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K, which are incorporated herein by reference, and other factors described in Item 1A of Part II of this combined Form 10-Q, and in other reports the Registrants file from time to time with the SEC.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Registrants undertake no obligation to update or revise any forward-looking statements. Investors should note that the Registrants announce material financial and other information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, the Registrants may use the Investors section of CenterPoint

Energy’s website (www.centerpointenergy.com) to communicate with investors about the Registrants. It is possible that the financial and other information posted there could be deemed to be material information. The information on CenterPoint Energy’s website is not part of this combined Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions, except per share amounts)
Revenues:
Utility revenues	$2,709	$2,484
Non-utility revenues	54	63
Total	2,763	2,547
Expenses:
Utility natural gas, fuel and purchased power	1,098	935
Non-utility cost of revenues, including natural gas	35	40
Operation and maintenance	688	669
Depreciation and amortization	318	307
Taxes other than income taxes	147	143
Total	2,286	2,094
Operating Income	477	453
Other Income (Expense):
Loss on equity securities	(17)	(23)
Gain on indexed debt securities	106	26
Gain on sale	303	—
Interest expense and other finance charges	(153)	(140)
Interest expense on Securitization Bonds	(4)	(6)
Other income, net	18	19
Total	253	(124)
Income from Continuing Operations Before Income Taxes	730	329
Income tax expense	199	49
Income from Continuing Operations	531	280
Income from Discontinued Operations (net of tax expense of $—, $25, respectively)	—	83
Net Income	531	363
Income allocated to preferred shareholders	13	29
Income Available to Common Shareholders	$518	$334

Basic earnings per common share - continuing operations	$0.82	$0.41
Basic earnings per common share - discontinued operations	—	0.15
Basic Earnings Per Common Share	0.82	0.56
Diluted earnings per common share - continuing operations	$0.82	$0.43
Diluted earnings per common share - discontinued operations	—	0.13
Diluted Earnings Per Common Share	$0.82	$0.56

Weighted Average Common Shares Outstanding, Basic	629	552
Weighted Average Common Shares Outstanding, Diluted	631	631

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net Income	$531	$363
Other comprehensive income:
Adjustment to pension and other postretirement plans (net of tax of $-0- and $-0-)	1	2
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0- and $-0-)	1	—
Other comprehensive income from unconsolidated affiliates (net of tax of $-0- and $-0-)	—	1
Total	2	3
Comprehensive income	533	366
Income allocated to preferred shareholders	13	29
Comprehensive income available to common shareholders	$520	$337

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($104 and $92 related to VIEs, respectively)	$125	$230
Investment in equity securities	720	1,439
Accounts receivable ($29 and $29 related to VIEs, respectively), less allowance for credit losses of $39 and $44, respectively	943	690
Accrued unbilled revenues, less allowance for credit losses of $2 and $6, respectively	432	513
Natural gas and coal inventory	54	186
Materials and supplies	458	422
Non-trading derivative assets	33	9
Taxes receivable	—	1
Current assets held for sale	—	2,338
Regulatory assets	1,323	1,395
Prepaid expenses and other current assets ($18 and $19 related to VIEs, respectively)	100	132
Total current assets	4,188	7,355
Property, Plant and Equipment:
Property, plant and equipment	34,495	33,673
Less: accumulated depreciation and amortization	10,282	10,189
Property, plant and equipment, net	24,213	23,484
Other Assets:
Goodwill	4,294	4,294
Regulatory assets ($372 and $420 related to VIEs, respectively)	2,270	2,321
Non-trading derivative assets	6	5
Other non-current assets	231	220
Total other assets	6,801	6,840
Total Assets	$35,202	$37,679

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2022	December 31, 2021
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$7
Current portion of VIE Securitization Bonds long-term debt	182	220
Indexed debt, net	9	10
Current portion of other long-term debt	1,582	308
Indexed debt securities derivative	797	903
Accounts payable	1,036	1,196
Taxes accrued	489	378
Interest accrued	116	136
Dividends accrued	—	131
Customer deposits	110	111
Non-trading derivative liabilities	1	2
Current liabilities held for sale	—	562
Other current liabilities	283	323
Total current liabilities	4,605	4,287
Other Liabilities:
Deferred income taxes, net	3,951	3,904
Non-trading derivative liabilities	5	12
Benefit obligations	499	511
Regulatory liabilities	3,250	3,153
Other non-current liabilities	834	836
Total other liabilities	8,539	8,416
Long-term Debt:
VIE Securitization Bonds, net	317	317
Other long-term debt, net	11,789	15,241
Total long-term debt, net	12,106	15,558
Commitments and Contingencies (Note 13)
Temporary Equity (Note 18)	1	3
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 800,000 shares and 800,000 shares outstanding, respectively, $800 and $800 liquidation preference, respectively (Note 18)	790	790
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 629,432,406 shares and 628,923,534 shares outstanding, respectively	6	6
Additional paid-in capital	8,532	8,529
Retained earnings	685	154
Accumulated other comprehensive loss	(62)	(64)
Total shareholders’ equity	9,951	9,415
Total Liabilities and Shareholders’ Equity	$35,202	$37,679

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$531	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318	307
Deferred income taxes	28	66
Gain on divestitures	(303)	—
Loss on equity securities	17	23
Gain on indexed debt securities	(106)	(26)
Equity in (earnings) losses of unconsolidated affiliates	—	(108)
Distributions from unconsolidated affiliates	—	39
Pension contributions	(2)	(8)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(201)	29
Inventory	132	99
Taxes receivable	1	3
Accounts payable	(85)	(55)
Net regulatory assets and liabilities	135	(2,297)
Other current assets and liabilities	82	(121)
Other non-current assets and liabilities	(25)	3
Other operating activities, net	58	2
Net cash provided by (used in) operating activities	580	(1,681)
Cash Flows from Investing Activities:
Capital expenditures	(846)	(594)
Proceeds from sale of marketable securities	702	—
Proceeds from divestitures	2,060	—
Other investing activities, net	18	(10)
Net cash provided by (used in) investing activities	1,934	(604)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(43)	—
Payment of obligation for finance lease	(171)	—
Proceeds from (payments of) commercial paper, net	(1,941)	38
Proceeds from long-term debt	792	2,795
Payments of long-term debt, including make-whole premiums	(1,113)	(388)
Payment of debt issuance costs	(8)	(20)
Payment of dividends on Common Stock	(107)	(88)
Payment of dividends on Preferred Stock	(24)	(48)
Other financing activities, net	(6)	(4)
Net cash provided by (used in) financing activities	(2,621)	2,285
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(107)	—
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	254	167
Cash, Cash Equivalents and Restricted Cash at End of Period	$147	$167

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	1	$790	3	$2,363
Balance, end of period	1	790	3	2,363
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	629	6	551	6
Issuances related to benefit and investment plans	—	—	1	—
Balance, end of period	629	6	552	6
Additional Paid-in-Capital
Balance, beginning of period		8,529		6,914
Issuances related to benefit and investment plans		3		2
Balance, end of period		8,532		6,916
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		154		(845)
Net income		531		363
Balance, end of period		685		(482)
Accumulated Other Comprehensive Loss
Balance, beginning of period		(64)		(90)
Other comprehensive income		2		3
Balance, end of period		(62)		(87)
Total Shareholders’ Equity		$9,951		$8,716

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues	$746	$684
Expenses:
Operation and maintenance	395	373
Depreciation and amortization	162	141
Taxes other than income taxes	63	63
Total	620	577
Operating Income	126	107
Other Income (Expense):
Interest expense and other finance charges	(48)	(45)
Interest expense on Securitization Bonds	(4)	(6)
Other income, net	4	5
Total	(48)	(46)
Income Before Income Taxes	78	61
Income tax expense	17	8
Net Income	$61	$53

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income	$61	$53
Comprehensive income	$61	$53

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($104 and $92 related to VIEs, respectively)	$104	$214
Accounts and notes receivable ($29 and $29 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	280	263
Accounts and notes receivable–affiliated companies	369	11
Accrued unbilled revenues	95	127
Materials and supplies	304	292
Prepaid expenses and other current assets ($18 and $19 related to VIEs, respectively)	32	49
Total current assets	1,184	956
Property, Plant and Equipment:
Property, plant and equipment	15,995	15,273
Less: accumulated depreciation and amortization	4,175	4,070
Property, plant and equipment, net	11,820	11,203
Other Assets:
Regulatory assets ($372 and $420 related to VIEs, respectively)	785	789
Other non-current assets	43	32
Total other assets	828	821
Total Assets	$13,832	$12,980

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2022	December 31, 2021
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$182	$220
Current portion of other long-term debt	300	300
Accounts payable	474	510
Accounts and notes payable–affiliated companies	98	568
Taxes accrued	129	193
Interest accrued	66	74
Other current liabilities	68	91
Total current liabilities	1,317	1,956
Other Liabilities:
Deferred income taxes, net	1,142	1,122
Benefit obligations	55	55
Regulatory liabilities	1,135	1,152
Other non-current liabilities	100	98
Total other liabilities	2,432	2,427
Long-term Debt:
VIE Securitization Bonds, net	317	317
Other long-term debt, net	5,444	4,658
Total long-term debt, net	5,761	4,975
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	3,354	2,678
Retained earnings	968	944
Total member’s equity	4,322	3,622
Total Liabilities and Member’s Equity	$13,832	$12,980

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$61	$53
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	141
Deferred income taxes	9	(5)
Changes in other assets and liabilities:
Accounts and notes receivable, net	15	21
Accounts receivable/payable–affiliated companies	38	(49)
Inventory	(12)	(7)
Accounts payable	(62)	14
Net regulatory assets and liabilities	(75)	(63)
Other current assets and liabilities	(56)	(59)
Other non-current assets and liabilities	(5)	3
Other operating activities, net	(2)	(2)
Net cash provided by operating activities	73	47
Cash Flows from Investing Activities:
Capital expenditures	(491)	(314)
Increase in notes receivable–affiliated companies	(354)	(665)
Other investing activities, net	(3)	(3)
Net cash used in investing activities	(848)	(982)
Cash Flows from Financing Activities:
Proceeds from long-term debt	792	1,096
Payments of long-term debt	(38)	(138)
Decrease in notes payable–affiliated companies	(512)	(8)
Dividend to parent	(37)	—
Contribution from parent	637	—
Payment of debt issuance costs	(8)	(10)
Payment of obligation for finance lease	(171)	—
Other, net	1	—
Net cash provided by financing activities	664	940
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(111)	5
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	233	154
Cash, Cash Equivalents and Restricted Cash at End of Period	$122	$159

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,678		2,548
Contribution from parent		675		—
Other		1		—
Balance, end of period		3,354		2,548
Retained Earnings
Balance, beginning of period		944		563
Net income		61		53
Dividend to parent		(37)		—
Balance, end of period		968		616
Accumulated Other Comprehensive Loss
Balance, beginning of period		—		—
Balance, end of period		—		—
Total Member’s Equity		$4,322		$3,164

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Revenues:
Utility revenues	$1,376	$1,168
Non-utility revenues	9	9
Total	1,385	1,177
Expenses:
Utility natural gas	857	623
Non-utility cost of revenues, including natural gas	1	2
Operation and maintenance	187	198
Depreciation and amortization	72	80
Taxes other than income taxes	56	56
Total	1,173	959
Operating Income	212	218
Other Income (Expense):
Gain on sale	557	—
Interest expense and other finance charges	(21)	(24)
Other expense, net	—	(1)
Total	536	(25)
Income Before Income Taxes	748	193
Income tax expense	194	42
Net Income	$554	$151

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net income	$554	$151
Comprehensive income	$554	$151

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$4	$8
Accounts receivable, less allowance for credit losses of $33 and $39, respectively	426	240
Accrued unbilled revenues, less allowance for credit losses of $2 and $5, respectively	209	247
Accounts and notes receivable–affiliated companies	17	16
Materials and supplies	85	74
Natural gas inventory	19	127
Taxes receivable	29	28
Current assets held for sale	—	2,084
Regulatory assets	1,269	1,289
Prepaid expenses and other current assets	13	15
Total current assets	2,071	4,128
Property, Plant and Equipment:
Property, plant and equipment	8,140	7,878
Less: accumulated depreciation and amortization	2,143	2,115
Property, plant and equipment, net	5,997	5,763
Other Assets:
Goodwill	611	611
Regulatory assets	534	577
Other non-current assets	30	31
Total other assets	1,175	1,219
Total Assets	$9,243	$11,110
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2022	December 31, 2021
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$—	$7
Current portion of long-term debt	1,275	—
Accounts payable	293	365
Accounts payable–affiliated companies	147	56
Notes payable–affiliated companies	—	224
Taxes accrued	82	90
Interest accrued	24	27
Customer deposits	63	63
Current liabilities held for sale	—	562
Other current liabilities	105	113
Total current liabilities	1,989	1,507
Other Liabilities:
Deferred income taxes, net	879	680
Benefit obligations	80	81
Regulatory liabilities	1,054	979
Other non–current liabilities	477	482
Total other liabilities	2,490	2,222
Long-Term Debt	1,905	4,380
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	1,553	2,226
Retained earnings	1,296	765
Accumulated other comprehensive income	10	10
Total stockholder’s equity	2,859	3,001
Total Liabilities and Stockholder’s Equity	$9,243	$11,110

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$554	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	80
Deferred income taxes	196	41
Gain on divestitures	(557)	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(176)	(41)
Accounts receivable/payable–affiliated companies	90	(5)
Inventory	133	64
Accounts payable	(74)	(10)
Net regulatory assets and liabilities	125	(2,065)
Other current assets and liabilities	(14)	7
Other non-current assets and liabilities	(3)	(10)
Other operating activities, net	1	1
Net cash provided by (used in) operating activities	347	(1,787)
Cash Flows from Investing Activities:
Capital expenditures	(197)	(133)
Proceeds from divestiture	2,060	—
Other investing activities, net	(3)	2
Net cash provided by (used in) investing activities	1,860	(131)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(43)	—
Proceeds from (payments of) commercial paper, net	(776)	226
Proceeds from long-term debt	—	1,699
Payments of long-term debt	(425)	—
Dividends to parent	(743)	—
Payment of debt issuance costs	—	(6)
Decrease in notes payable–affiliated companies	(224)	—
Other financing activities, net	—	(1)
Net cash provided by (used in) financing activities	(2,211)	1,918
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4)	—
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	8	1
Cash, Cash Equivalents and Restricted Cash at End of Period	$4	$1

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		2,226		2,046
Contribution from parent		46		—
Contribution to parent for sale of Arkansas and Oklahoma Natural Gas businesses		(720)		—
Other		1		—
Balance, end of period		1,553		2,046
Retained Earnings
Balance, beginning of period		765		511
Net income		554		151
Dividend to parent		(23)		—
Balance, end of period		1,296		662
Accumulated Other Comprehensive Income
Balance, beginning of period		10		10
Balance, end of period		10		10
Total Stockholder’s Equity		$2,859		$2,718

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

Except as discussed in the penultimate paragraph in Note 11 to the Registrants’ Interim Condensed Financial Statements, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Registrants’ financial statements included in the Registrants’ combined 2021 Form 10-K. The Combined Notes to Interim Condensed Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated.

Background. CenterPoint Energy, Inc. is a public utility holding company. As of March 31, 2022, CenterPoint Energy’s operating subsidiaries were as follows:

•Houston Electric owns and operates electric transmission and distribution facilities in the Texas gulf coast area that includes the city of Houston.

•CERC Corp. (i) directly owns and operates natural gas distribution systems in four states and (ii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

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

On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information regarding discontinued operations and divestitures, see Note 3.

As of March 31, 2022, CenterPoint Energy’s reportable segments were Electric and Natural Gas. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

As of March 31, 2022, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

The Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. Certain prior year amounts have been reclassified to conform to the current year reportable segment presentation described in Note 15 and to reflect the impacts of discontinued operations.

(2) New Accounting Pronouncements

The following table provides an overview of certain recently adopted accounting pronouncements applicable to all the Registrants.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2021-10: Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance
This standard requires additional disclosure requirements when a business receives government assistance and uses a grant or contribution accounting model by analogy to other accounting guidance such as the grant model under International Accounting Standards (IAS) 20 Accounting for Government Grants and Disclosures of Government Assistance and GAAP ASC 958-605 Not for Profit.
Transition method: Prospective or retrospective
January 1, 2022
Adoption of this standard may result in additional disclosures related to the recovery of Texas natural gas costs associated with the February 2021 Winter Storm Event through the state securitization, which is expected to be accounted for as a government grant by analogy to IAS 20. The adoption of this standard did not have a material impact on the Registrants’ financial position, results of operations or cash flows.

Management believes that other recently adopted standards and recently issued standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Divestitures (CenterPoint Energy and CERC)

Divestiture of Arkansas and Oklahoma Natural Gas Businesses. On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million in natural gas costs, including storm-related incremental natural gas costs associated with the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. The assets include approximately 17,000 miles of main pipeline in Arkansas, Oklahoma and certain portions of Bowie County, Texas serving more than half a million customers. The transaction closed on January 10, 2022.

The sale was considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances. The deferred taxes associated with the businesses were recognized as a deferred income tax benefit by CenterPoint Energy and CERC upon closing of the sale in 2022.

Although the Arkansas and Oklahoma Natural Gas businesses met the held for sale criteria as of December 31, 2021, their disposals did not represent a strategic shift to CenterPoint Energy and CERC, as both retained significant operations in, and continued to invest in, their natural gas businesses. Therefore, the income and expenses associated with the disposed businesses were not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable. Since the depreciation on the Arkansas and Oklahoma Natural Gas assets continued to be reflected in revenues through customer rates until the closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets, CenterPoint Energy and CERC continued to record depreciation on those assets through the closing of the transaction. The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell.

CenterPoint Energy and CERC recognized gains of $303 million and $557 million, respectively, net of transaction costs of $59 million, in connection with the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses during the three months ended March 31, 2022. As of March 31, 2022, CenterPoint Energy and CERC had a receivable for working capital and other customary adjustments set forth in the Asset Purchase Agreement, and a gain or loss on sale in future periods may be incurred by CenterPoint Energy and CERC for differences between the estimated receivable as of March 31, 2022 and the actual amount of the payment.

As a result of the sale of the Arkansas and Oklahoma Natural Gas businesses, there were no assets or liabilities classified as held for sale as of March 31, 2022. The assets and liabilities of the Arkansas and Oklahoma Natural Gas businesses classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, as of December 31, 2021 included the following:

	December 31, 2021
	CenterPoint Energy	CERC
	(in millions)
Receivables, net	$46	$46
Accrued unbilled revenues	48	48
Natural gas inventory	46	46
Materials and supplies	9	9
Property, plant and equipment, net	1,314	1,314
Goodwill (1)	398	144
Regulatory assets	471	471
Other	6	6
Total current assets held for sale	$2,338	$2,084

Short term borrowings (2)	$36	$36
Accounts payable	40	40
Taxes accrued	7	7
Customer deposits	12	12
Regulatory liabilities	365	365
Other	102	102
Total current liabilities held for sale	$562	$562

(1)See Note 9 for further information about the allocation of goodwill to the disposed businesses.
(2)Represents third-party AMAs associated with utility distribution service in Arkansas and Oklahoma. These transactions are accounted for as an inventory financing. For further information, see Note 11.

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended March 31,
	2022 (1)	2021
	(in millions)
Income from Continuing Operations Before Income Taxes	$9	$52

(1)Reflects January 1, 2022 to January 9, 2022 results only due to of the sale of the Arkansas and Oklahoma Natural Gas businesses.

Effective on the date of the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses, a subsidiary of CenterPoint Energy, Inc. entered into the Transition Services Agreement, whereby that subsidiary agreed to provide certain transition services such as accounting, customer operations, procurement, and technology functions for a term of up to twelve months. Subject to the conditions in the Transition Services Agreement, Southern Col Midco may terminate these support services with 60 days prior written notice.

CenterPoint Energy’s charges to Southern Col Midco for reimbursement of transition services were $9 million during the three months ended March 31, 2022. Actual transitional services costs incurred are recorded net of amounts charged to Southern Col Midco. CenterPoint Energy had accounts receivable from Southern Col Midco of $7 million as of March 31, 2022 for transition services.

Discontinued Operations (CenterPoint Energy)

Enable Merger. On December 2, 2021, Enable, completed the previously announced Enable Merger pursuant to the Enable Merger Agreement entered into on February 16, 2021. At the closing of the Enable Merger on December 2, 2021, Energy Transfer acquired 100% of Enable’s outstanding common and preferred units, resulting in the exchange of Enable Common Units owned by CenterPoint Energy for Energy Transfer Common Units and the exchange of Enable Series A Preferred Units owned by CenterPoint Energy for Energy Transfer Series G Preferred Units.

During the three months ended March 31, 2022, CenterPoint Energy sold all of its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units. See Note 10 for further information regarding Energy Transfer equity securities.

Additionally, CenterPoint Energy’s disposal of its interests in Enable represented a strategic shift that will have a major effect on CenterPoint Energy’s operations or financial results, and as such, its equity investment in Enable was classified and presented as held for sale. The equity in earnings of unconsolidated affiliates, net of tax, associated with CenterPoint Energy’s equity investment in Enable was reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income for the three months ended March 31, 2021.

A summary of discontinued operations presented in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

Three Months Ended March 31, 2021
Equity Method Investment in Enable
(in millions)
Equity in earnings of unconsolidated affiliate, net	$108
Income from discontinued operations before income taxes	108
Income tax expense	25
Net income from discontinued operations	$83
CenterPoint Energy has elected not to separately disclose discontinued operations on its respective Condensed Statements of Consolidated Cash Flows. The following table summarizes CenterPoint Energy’s cash flows from discontinued operations and certain supplemental cash flow disclosures, as applicable:

Three Months Ended March 31, 2021
CenterPoint Energy
Equity Method Investment in Enable
(in millions)
Equity in earnings of unconsolidated affiliate - operating	$(108)
Distributions from unconsolidated affiliate - operating	39

Distributions Received from Enable (CenterPoint Energy):

	Three Months Ended March 31,
	2021
	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable Common Units	$0.16525	$39
Enable Series A Preferred Units	0.62500	9
Total CenterPoint Energy		$48

Transactions with Enable (CenterPoint Energy and CERC):

Three Months Ended March 31, 2021
(in millions)
Natural gas expenses, includes transportation and storage costs	$32

Summarized Financial Information for Enable (CenterPoint Energy)

As a result of the closing of the Enable Merger in 2021, there were no assets classified as held for sale as of December 31, 2021. Summarized consolidated balance sheet information for Enable on the closing of the Enable Merger is as follows:

December 2,
2021
(in millions)
Current assets	$594
Non-current assets	11,227
Current liabilities	1,254
Non-current liabilities	3,281
Non-controlling interest	26
Preferred equity	362
Accumulated other comprehensive loss	(1)
Enable partners’ equity	6,899
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,701
CenterPoint Energy’s basis difference	(2,732)
CenterPoint Energy’s equity method investment in Enable	$969

Summarized unaudited consolidated income information for Enable is as follows:

Three Months Ended March 31, 2021
(in millions)
Operating revenues	$970
Cost of sales, excluding depreciation and amortization	519
Depreciation and amortization	106
Operating income	206
Net income attributable to Enable Common Units	155
Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s interest	$83
Basis difference amortization (1)	25
CenterPoint Energy’s equity in earnings, net (2)	$108
(1)Equity in earnings of unconsolidated affiliate includes CenterPoint Energy’s share of Enable earnings adjusted for the amortization of the basis difference of CenterPoint Energy’s investment in Enable and its underlying equity in net assets of Enable. The basis difference was being amortized through the year 2048 and ceased upon closing of the Enable Merger.
(2)Reported as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income.

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended March 31, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$898	$1,845	$45	$2,788
Other (1)	(5)	(21)	1	(25)
Total revenues	$893	$1,824	$46	$2,763

	Three Months Ended March 31, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$833	$1,655	$53	$2,541
Other (1)	(3)	8	1	6
Total revenues	$830	$1,663	$54	$2,547

(1)Primarily consists of income from ARPs and leases. Total lease income was $1 million and $2 million for the three months ended March 31, 2022 and 2021, respectively.

Houston Electric

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenue from contracts	$756	$687
Other (1)	(10)	(3)
Total revenues	$746	$684

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three months ended March 31, 2022 and 2021.

CERC

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenue from contracts	$1,409	$1,172
Other (1)	(24)	5
Total revenues	$1,385	$1,177

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three months ended March 31, 2022 and 2021.

Revenues from Contracts with Customers

Electric (CenterPoint Energy and Houston Electric). Houston Electric transmits and distributes electricity to customers over time, and customers consume the electricity when delivered. Indiana Electric generates, transmits and distributes electricity to customers over time, and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by state regulators, such as the PUCT and the IURC, is recognized as electricity is delivered and represents amounts both billed and unbilled. Discretionary services requested by customers are provided at a point in time with control transferring upon the completion of the service. Revenue for discretionary services provided by Houston Electric is recognized upon completion of service based on the tariff rates set by the PUCT. Payments for electricity distribution and discretionary services are aggregated and received on a monthly basis. Houston Electric performs transmission services over time as a stand-ready obligation to provide a reliable network of transmission systems. Revenue is recognized upon time elapsed, and the monthly tariff rate set by the regulator. Payments are received on a monthly basis. Indiana Electric customers are billed monthly and payment terms, set by the regulator, require payment within a month of billing.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of March 31, 2022, CenterPoint Energy’s contract assets primarily relate to Energy Systems Group contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. As of March 31, 2022, CenterPoint Energy’s contract liabilities primarily relate to Energy Systems Group contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable related to ASC 606 revenues, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers, excluding balances related to assets held for sale, as of December 31, 2021 and March 31, 2022, respectively, are presented below.

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2021	$627	$513	$15	$16
Closing balance as of March 31, 2022	876	432	16	27
Increase (decrease)	$249	$(81)	$1	$11

The amount of revenue recognized during the three months ended March 31, 2022 that was included in the opening contract liability was $10 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2021	$225	$127	$4
Closing balance as of March 31, 2022	247	95	8
Increase (decrease)	$22	$(32)	$4

The amount of revenue recognized during the three months ended March 31, 2022 that was included in the opening contract liability was $1 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2021	$223	$247
Closing balance as of March 31, 2022	408	209
Increase (decrease)	$185	$(38)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of March 31, 2022:
Corporate and Other	$224	$535	$759
	$224	$535	$759

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price. For contracts for which revenue from the satisfaction of the performance obligations is recognized in the amount invoiced, the practical expedient was elected and revenue expected to be recognized on these contracts has not been disclosed.

Allowance for Credit Losses

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric recognizes losses on financial assets that fall under the scope of Topic 326. Losses on financial assets are primarily recoverable through regulatory mechanisms and do not materially impact Houston Electric's allowance for credit losses. For a discussion of regulatory deferrals related to the February 2021 Winter Storm Event, see Note 6.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Service cost (1)	$8	$10
Interest cost (2)	15	15
Expected return on plan assets (2)	(25)	(26)
Amortization of net loss (2)	7	9
Net periodic cost	$5	$8

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Amounts presented in the table above are included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended March 31,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	2	1	1	2	1	1
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	(1)	—	(1)	(1)	—
Amortization of net loss (2)	(1)	(1)	—	—	—	—
Net periodic cost (benefit)	$—	$(2)	$1	$1	$(1)	$1

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

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2022	$7	$—	$—
Expected contribution to postretirement benefit plans in 2022	8	1	3

The table below reflects the contributions made to the pension and postretirement benefit plans during 2022:

	Three Months Ended March 31, 2022
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—
Postretirement benefit plans	2	—	—

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

	March 31, 2022			December 31, 2021
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$195	$95	$16	$199	$100	$16

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
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended March 31,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$10	$9	$—	$8	$7	$—

February 2021 Winter Storm Event

Amounts for the under recovery of natural gas costs associated with the February 2021 Winter Storm Event are reflected in current and non-current regulatory assets on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Recovery of natural gas costs within the regulatory assets are probable and are subject to customary regulatory prudence reviews in all jurisdictions that may impact the amounts ultimately recovered. CenterPoint Energy and CERC, as applicable, have begun recovery of natural gas costs in Indiana, Louisiana, Mississippi and Minnesota. CenterPoint Energy and CERC have filed for securitization of natural gas costs in Texas, received commission approval and issuance of financing order in 2022, and expect the Texas Public Financing Authority to issue customer rate relief bonds in 2022. As part of the closing of the sale of CenterPoint Energy’s and CERC’s Natural Gas businesses in Arkansas and Oklahoma, CERC received as part of the purchase price $398 million for unrecovered natural gas costs associated with the February 2021 Winter Storm Event. In testimonies filed on December 22, 2021 and February 11, 2022, in CERC’s high gas cost prudency review case, the Minnesota Attorney General’s Office, Minnesota Department of Commerce, and Citizens Utility Board have proposed significant disallowances for all natural gas utilities, resulting in potential disallowances for CenterPoint Energy and CERC. Recommended disallowances for CERC include up to $45 million proposed by the Minnesota Department of Commerce, $82 million proposed by the Citizens Utility Board, and $409 million (or in the alternative $57 million) proposed by the Attorney General’s Office. The natural gas costs in Minnesota were incurred in accordance with the plan on file with the MPUC and CenterPoint Energy believes the costs were prudently incurred and are eligible for recovery through an existing mechanism. Additionally, due to the uncertainty of timing and method of recovery in some jurisdictions, CenterPoint Energy and CERC may not earn a return on amounts deferred in the regulatory assets associated with the February 2021 Winter Storm Event.

As of March 31, 2022, CenterPoint Energy and CERC have recorded current regulatory assets of $1,207 million and $1,176 million, respectively, and non-current regulatory assets of $297 million and $297 million, respectively, associated with the February 2021 Winter Storm Event. As of December 31, 2021, CenterPoint Energy and CERC have recorded current regulatory assets of $1,410 million and $1,336 million, respectively, of which $154 million related to Arkansas and Oklahoma has been recast to held for sale at both CenterPoint Energy and CERC, and non-current regulatory assets of $583 million and $583 million, respectively, of which $244 million related to Arkansas and Oklahoma has been recast to held for sale at both CenterPoint Energy and CERC, associated with the February 2021 Winter Storm Event.

As of both March 31, 2022 and December 31, 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, as of both March 31, 2022 and December 31, 2021, CenterPoint Energy and Houston Electric recorded a regulatory asset of $15 million to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Note 13(d) for further information regarding litigation related to the February 2021 Winter Storm Event.

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

The table below summarizes the Registrants’ outstanding interest rate hedging activity:

	March 31, 2022	December 31, 2021
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)Relates to interest rate derivative instruments at SIGECO.

Weather Normalization (CenterPoint Energy and CERC). CenterPoint Energy and CERC have weather normalization or other rate mechanisms that largely mitigate the impact of weather on Natural Gas in Indiana, Louisiana, Mississippi, Minnesota and Ohio, as applicable. CenterPoint Energy’s and CERC’s Natural Gas in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms, although fixed customer charges are historically higher in Texas for Natural Gas compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s Natural Gas’ results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories. The Registrants do not currently enter into weather hedges.

(b)Derivative Fair Values and Income Statement Impacts

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of derivative assets and liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items (CenterPoint Energy)

		March 31, 2022		December 31, 2021
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$33	$—	$9	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	6	—	5	—
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	—	1	—	2
Interest rate derivatives	Other Liabilities: Non-trading derivative liabilities	—	5	—	12
Indexed debt securities derivative (2)	Current Liabilities	—	797	—	903
Total		$39	$803	$14	$917

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in an asset position with no offsetting amounts.
(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity. See Note 10 for further information.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended March 31,
	Income Statement Location	2022	2021
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain on indexed debt securities	$106	$26

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

	March 31, 2022	December 31, 2021
	(in millions)
Aggregate fair value of derivatives with credit-risk-related contingent features in a liability position	$6	$14
Fair value of collateral already posted	7	7
Additional collateral required to be posted if credit risk contingent features triggered (1)	—	7

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$720	$—	$—	$720	$1,439	$—	$—	$1,439
Investments, including money market funds (1)	39	—	—	39	42	—	—	42
Natural gas derivatives	—	39	—	39	—	14	—	14
Total assets	$759	$39	$—	$798	$1,481	$14	$—	$1,495
Liabilities
Indexed debt securities derivative	$—	$797	$—	$797	$—	$903	$—	$903
Interest rate derivatives	—	6	—	6	—	14	—	14
Total liabilities	$—	$803	$—	$803	$—	$917	$—	$917

Houston Electric

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$24	$—	$—	$24	$27	$—	$—	$27
Total assets	$24	$—	$—	$24	$27	$—	$—	$27

CERC

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$14	$—	$—	$14	$14	$—	$—	$14
Total assets	$14	$—	$—	$14	$14	$—	$—	$14

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

	March 31, 2022			December 31, 2021
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$13,870	$6,243	$3,180	$16,086	$5,495	$4,380
Fair value	14,056	6,378	3,277	17,385	6,230	4,682

(1)Includes Securitization Bond debt.

(9) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment is as follows:

	December 31, 2021	March 31, 2022
	(in millions)
Electric (1)	$936	$936
Natural Gas (2)	2,920	2,920
Corporate and Other	438	438
Total	$4,294	$4,294
CERC’s goodwill is as follows:

	December 31, 2021	March 31, 2022
	(in millions)
Goodwill (2)	$611	$611

(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)Excludes $398 million and $144 million, respectively, of goodwill attributable to the Arkansas and Oklahoma Natural Gas businesses which was reflected on CenterPoint Energy’s and CERC’s respective Condensed Consolidated Balance Sheets in Current assets held for sale as of December 31, 2021 and disposed following the completion of the sale in January 2022. For further information, see Note 3.

When a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. Goodwill attributable to the disposed Natural Gas businesses was classified as held for sale as of December 31, 2021 and excluded from the table above.

Other Intangibles (CenterPoint Energy)

The tables below present information on CenterPoint Energy’s intangible assets, excluding goodwill, recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(13)	$20	$33	$(12)	$21
Trade names	16	(5)	11	16	(5)	11
Operation and maintenance agreements (1)	12	(1)	11	12	(1)	11
Other	2	(1)	1	2	(1)	1
Total	$63	$(20)	$43	$63	$(19)	$44

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$1	$1
CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
Remaining nine months of 2022	$5
2023	6
2024	5
2025	5
2026	5
2027	4

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

During the three months ended March 31, 2022, CenterPoint Energy executed its previously announced plan to exit the midstream sector by selling the remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units it held as discussed below. CenterPoint Energy used the proceeds from the these sales to redeem outstanding debt and pay incurred expenses associated with the early redemptions. See Note 11 for further information.

CenterPoint Energy’s sales of equity securities during the three months ended March 31, 2022 are as follows:

Equity Security/Date Sold	Units Sold	Proceeds (1)
		(in millions)
Energy Transfer Common Units
February and March 2022	50,999,768	$515
Energy Transfer Series G Preferred Units
March 2022	192,390	$187

(1)Proceeds are net of transaction costs.

Gains and losses on equity securities, net of transaction costs, are recorded in Loss on Equity Securities in CenterPoint Energy’s Statements of Consolidated Income.

	Gains (Losses) on Equity Securities
	Three Months Ended March 31,
	2022	2021
	(in millions)
AT&T Common	$(10)	$15
Charter Common	(93)	(38)
Energy Transfer Common Units	95	—
Energy Transfer Series G Preferred Units	(9)	—
	$(17)	$(23)

CenterPoint Energy recorded net unrealized losses of $103 million and $23 million for the three months ended March 31, 2022 and 2021 respectively, for equity securities held as of March 31, 2022 and 2021.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common and Charter Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held		Carrying Value
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
			(in millions)
AT&T Common	10,212,945	10,212,945	$241	$251
Charter Common	872,503	872,503	476	569
Energy Transfer Common Units	—	50,999,768	—	420
Energy Transfer Series G Preferred Units	—	192,390	—	196
Other			3	3
			$720	$1,439

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of March 31, 2022. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	March 31, 2022	December 31, 2021
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of March 31, 2022, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $33 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

On May 17, 2021, AT&T announced that it had entered into a definitive agreement with Discovery, Inc. to combine their media assets into a new publicly traded company, Warner Bros. Discovery. The transaction closed on April 8, 2022. Pursuant to the definitive agreement, AT&T shareholders received 0.241917 shares of WBD Common for each share of AT&T Common owned, representing 71% of the new company. Upon the closing of the transaction, reference shares attributable to ZENS now consist of 0.7185 shares of AT&T Common, 0.061382 shares of Charter Common and 0.173817 shares of WBD Common.

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses have third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $-0- and $7 million outstanding obligations related to the AMAs as of March 31, 2022 and December 31, 2021, respectively, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Outstanding obligations related to third-party AMAs associated with utility distribution service in Arkansas and Oklahoma of $36 million as of December 31, 2021 are reflected in current liabilities held for sale on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. See Note 3 for further information.

Debt Transactions. During the three months ended March 31, 2022, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
Houston Electric	February 2022	General Mortgage Bonds	$300	3.00%	2032
Houston Electric	February 2022	General Mortgage Bonds	500	3.60%	2052
		Total Houston Electric (1)	800
		Total CenterPoint Energy	$800

(1)Total proceeds, net of discounts and issuance expenses and fees, of approximately $784 million were used for general limited liability company purposes, including capital expenditures and the repayment of all or a portion of Houston Electric’s borrowings under the CenterPoint Energy money pool.

Debt Repayments and Redemptions. During the three months ended March 31, 2022, the following debt instruments were repaid at maturity or redeemed prior to maturity with proceeds received from the sale of Energy Transfer units discussed further in Note 10:

Registrant	Repayment/Redemption Date	Debt Instrument	Aggregate Principal	Interest Rate	Maturity Date
			(in millions)
CERC (1)	January 2022	Floating Rate Senior Notes	$425	Three-month LIBOR plus 0.5%	2023
		Total CERC	425
CenterPoint Energy (2)	January 2022	First Mortgage Bonds	5	0.82%	2022
CenterPoint Energy (3)	March 2022	Senior Notes	250	3.85%	2024
CenterPoint Energy (4)	March 2022	Senior Notes	350	4.25%	2028
		Total CenterPoint Energy	$1,030

(1)In January 2022, CERC provided notice of partial redemption, and on January 31, 2022, CERC redeemed a portion of the outstanding $1 billion aggregate principal amount of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest on the principal amount being redeemed.
(2)First Mortgage Bonds issued by SIGECO.
(3)In March 2022, CenterPoint Energy provided notice of redemption, and on March 31, 2022, CenterPoint Energy redeemed all of the remaining outstanding senior notes of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of approximately $2 million, the write off of issuance costs of $1 million and an applicable make-whole premium of approximately $7 million for a total redemption price of $260 million.
(4)In March 2022, CenterPoint Energy provided notice of partial redemption, and on March 31, 2022, CenterPoint Energy redeemed a portion ($350 million) of the outstanding $500 million aggregate principal amount of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of approximately $6 million, the write off of issuance costs of $3 million and an applicable make-whole premium of approximately $34 million for a total redemption price of $393 million.

Credit Facilities.

The Registrants had the following revolving credit facilities as of March 31, 2022:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of March 31, 2022 (2)	Termination Date
		(in millions)
February 4, 2021	CenterPoint Energy	$2,400	1.625%	65.0%	(3)	56.9%	February 4, 2024
February 4, 2021	CenterPoint Energy (4)	400	1.250%	65.0%		47.0%	February 4, 2024
February 4, 2021	Houston Electric	300	1.375%	67.5%	(3)	53.7%	February 4, 2024
February 4, 2021	CERC	900	1.250%	65.0%		52.7%	February 4, 2024
	Total	$4,000

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of March 31, 2022.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	March 31, 2022				December 31, 2021
Registrant	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$11	$325	0.54%	$—	$11	$1,400	0.34%
CenterPoint Energy (2)	—	—	260	0.58%	—	—	350	0.21%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	123	0.54%	—	—	899	0.26%
Total	$—	$11	$708		$—	$11	$2,649

(1)Outstanding commercial paper generally has maturities of 60 days or less and each Registrants’ commercial paper program is backstopped by such Registrants’ long-term credit facilities. Houston Electric does not have a commercial paper program.
(2)This credit facility was issued by VUHI and is guaranteed by SIGECO, Indiana Gas and VEDO.
Liens. As of March 31, 2022, Houston Electric’s assets were subject to liens securing approximately $5.8 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. As of March 31, 2022, Houston Electric could issue approximately $4.1 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions.

Other. As of March 31, 2022, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on February 4, 2024. As of March 31, 2022, such financial institutions had issued $1 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended March 31,
	2022	2021
CenterPoint Energy - Continuing operations (1)	27%	15%
CenterPoint Energy - Discontinued operations	—%	23%
Houston Electric (2)	22%	13%
CERC (3)	26%	22%

(1)CenterPoint Energy’s higher effective tax rate on income from continuing operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma, and a decrease in EDIT amortization of the net regulatory EDIT liability.
(2)Houston Electric’s higher effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 was primarily driven by a decrease in the amount of amortization of the net regulatory EDIT liability.
(3)CERC’s higher effective tax rate for the three months ended March 31, 2022 compared to the same period ended March 31, 2021 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma, and an increase in EDIT amortization of the net regulatory EDIT liability.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $4 million as of March 31, 2022. The Registrants believe that it is reasonably possible that a decrease of up to $3 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2018 have been audited and settled with the IRS for CenterPoint Energy. For the 2019-2022 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger
2014-2019 tax years are currently under audit by the IRS.

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Pursuant to the BTA, Capital Dynamics, with its partner Tenaska, originally planned to build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, currently projected to be at the end of 2023, and subject to IURC approval, which was received on October 27, 2021, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. Due to rising cost for the project, caused in part by supply chain issues in the energy industry, the rising cost of commodities and community feedback, CenterPoint Energy, along with Capital Dynamics, announced plans in January 2022 to downsize the project to approximately 200 MW. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval.

As of March 31, 2022, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy		CERC
	Natural Gas and Coal Supply	Other (1)	Natural Gas Supply
	(in millions)
Remaining nine months of 2022	$521	$99	$348
2023	726	503	535
2024	638	181	507
2025	451	30	339
2026	324	30	246
2027	305	72	241
2028 and beyond	1,319	544	1,079

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

Specific to Energy Systems Group’s role as a general contractor in the performance contracting industry, as of March 31, 2022, there were 53 open surety bonds supporting future performance with an aggregate face amount of approximately $527 million. Energy Systems Group’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of March 31, 2022, approximately 39% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to Energy Systems Group. In addition to these performance obligations, Energy Systems Group also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of March 31, 2022, there were 37 warranties totaling $549 million and an additional $1.2 billion in energy savings commitments not guaranteed by Vectren. Since Energy Systems Group’s inception in 1994, CenterPoint Energy believes Energy Systems Group has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products have operated effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of March 31, 2022 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of Energy Systems Group. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of March 31, 2022, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting Energy Systems Group’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $511 million as of March 31, 2022. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

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

A CERC Corp. guarantee primarily had a one- or two-year term, although CERC Corp. would generally not be released from obligations incurred by CES prior to the termination of such guarantee unless the beneficiary of the guarantee affirmatively released CERC Corp. from its obligations under the guarantee. Throughout CERC Corp.’s ownership of CES and subsequent to the sale of the Energy Services Disposal Group through March 31, 2022, CERC Corp. did not pay any amounts under guarantees of CES’s obligations.

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. Additionally, to the extent that CERC Corp. retains any exposure relating to certain guarantees of CES’s obligations 90 days after closing of the transaction, Symmetry Energy Solutions Acquisition will pay a 3% annualized fee on such exposure, increasing by 1% on an annualized basis every three months. As of March 31, 2022, management estimates approximately $6 million of exposure remained outstanding under CERC Corp. guarantees issued prior to the closing of the transaction on June 1, 2020. If CERC Corp. is required to pay a counterparty under a guarantee in respect of obligations of CES, Symmetry Energy Solutions Acquisition is required to promptly reimburse CERC Corp. for all amounts paid. While there can be no assurance that payment under any of these guarantees will not be required in the future, CenterPoint Energy and CERC consider the likelihood of a material amount being incurred as remote.

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 related to the performance of these guarantees.

(d) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to the February 2021 Winter Storm Event. Various legal matters are still proceeding with respect to the February 2021 Winter Storm Event. As of March, 31, 2022, CenterPoint Energy and Houston Electric have been named as a defendant in over 100 lawsuits related to the February 2021 Winter Storm Event. Like other Texas energy companies and TDUs, CenterPoint Energy and Houston Electric have become involved in certain investigations, litigation and other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy and Houston Electric, along with ERCOT, power generation companies, other TDUs, retail electric providers, and other entities, have received, and may continue to receive, claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in such litigation, all of which is now pending in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding. The judge overseeing the multi-district litigation has issued an initial case management order, stayed discovery, and will first entertain dispositive motions in five representative or “bellwether” cases, which will likely be decided later this year and then likely appealed. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the claims raised.

CenterPoint Energy and Houston Electric have also responded to inquiries from the Texas Attorney General and the Galveston County District Attorney’s Office, and various other regulatory and governmental entities have conducted or are conducting inquiries, investigations and other reviews of the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, the event, including the electric generation shortfall issues. Such other entities include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service territory.

Additionally, CenterPoint Energy and CERC have responded to inquiries from the Arkansas, Minnesota and Oklahoma Attorneys General. CenterPoint Energy, Houston Electric and CERC are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses.

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

	March 31, 2022
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$17	$12
Minimum estimated remediation costs	12	9
Maximum estimated remediation costs	51	29
Minimum years of remediation	5	30
Maximum years of remediation	50	50

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

As of March 31, 2022, CenterPoint Energy has recorded an approximate $90 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

(14) Earnings Per Share (CenterPoint Energy)

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

Diluted earnings per share reflects the dilutive effect of potential common shares from share-based awards and convertible preferred shares. The dilutive effect of Series B Preferred Stock and Series C Preferred Stock is computed using the if-converted method, as applicable, which assumes conversion of Series B Preferred Stock and Series C Preferred Stock at the beginning of the period, giving income recognition for the add-back of the preferred share dividends, amortization of beneficial conversion feature, and undistributed earnings allocated to preferred shareholders. The dilutive effect of restricted stock is computed using the treasury stock method, as applicable, which includes the incremental shares that would be hypothetically vested in excess of the number of shares assumed to be hypothetically repurchased with the assumed proceeds.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$531	$280
Less: Preferred stock dividend requirement (Note 18)	13	29
Less: Undistributed earnings allocated to preferred shareholders (1)	—	23
Income available to common shareholders from continuing operations - basic	518	228
Add back: Series B Preferred Stock dividend	—	17
Add back: Undistributed earnings allocated to preferred shareholders (1)	—	23
Income available to common shareholders from continuing operations - diluted	518	268
Income available to common shareholders from discontinued operations - basic and diluted	—	83
Income available to common shareholders - basic and diluted	$518	$351
Denominator:
Weighted average common shares outstanding - basic	629,134,000	551,546,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,170,000	3,114,000
Series B Preferred Stock	—	35,937,000
Series C Preferred Stock	—	40,823,000
Weighted average common shares outstanding - diluted	631,304,000	631,420,000

Earnings Per Common Share:
Basic earnings per common share - continuing operations	$0.82	$0.41
Basic earnings per common share - discontinued operations	—	0.15
Basic Earnings Per Common Share	$0.82	$0.56
Diluted earnings per common share - continuing operations	$0.82	$0.43
Diluted earnings per common share - discontinued operations	—	0.13
Diluted Earnings Per Common Share	$0.82	$0.56

(1)There were no undistributed earnings to be allocated to participating securities for the three months ended March 31, 2022.

(15) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which its CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments. Certain prior year amounts have been reclassified for discontinued operations as described below. Additionally, during the three months ended March 31, 2022, CenterPoint Energy sold certain assets previously owned by entities within Corporate and Other to businesses within the Electric and Natural Gas reportable segments. Prior year amounts were reclassified as a result of this transaction in the three months ended March 31, 2022 and as described in the combined 2021 Form 10-K.

In 2021, CenterPoint Energy’s equity investment in Enable was classified and presented as held for sale and discontinued operations. On December 2, 2021, Enable completed the previously announced Enable Merger pursuant to the Enable Merger Agreement entered into on February 16, 2021. See Note 3 for further information.

As of March 31, 2022, reportable segments by Registrant were as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consisted of electric transmission and distribution services in the Texas gulf coast area in the ERCOT region and electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations in the MISO region.

•CenterPoint Energy’s Natural Gas reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Indiana, Louisiana, Minnesota, Mississippi, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

CenterPoint Energy’s Corporate and Other category consists of energy performance contracting and sustainable infrastructure services through Energy Systems Group and other corporate operations which support all of the business operations of CenterPoint Energy.

Houston Electric

•Houston Electric’s single reportable segment consisted of electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs serving the Texas gulf coast area.

CERC

•CERC’s single reportable segment consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Louisiana, Minnesota, Mississippi and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

Financial data for reportable segments is as follows, including Corporate and Other and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Three Months Ended March 31,
	2022			2021
	Revenues from External Customers		Net Income	Revenues from External Customers		Net Income (Loss)
	(in millions)
Electric	$893	(1)	$82	$830	(1)	$75
Natural Gas	1,824		398	1,663		229
Corporate and Other	46		51	54		(24)
Continuing Operations	$2,763		531	$2,547		280
Discontinued Operations, net			—			83
Consolidated			$531			$363

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended March 31,
	2022	2021
	(in millions)
Affiliates of NRG	$225	$195
Affiliates of Vistra Energy Corp.	105	88

	Total Assets
	March 31, 2022	December 31, 2021
	(in millions)
Electric	$17,258	$16,547
Natural Gas	16,306	16,267
Corporate and Other, net of eliminations (1)	1,638	2,527
Continuing Operations	35,202	35,341
Assets Held for Sale	—	2,338
Consolidated	$35,202	$37,679

(1)Total assets included pension and other postemployment-related regulatory assets of $423 million and $427 million as of March 31, 2022 and December 31, 2021, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(16) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$134	$63	$24	$159	$70	$21
Income tax refunds, net	(15)	—	—	(4)	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	307	232	79	166	140	56
ROU assets obtained in exchange for lease liabilities (1)	—	—	—	1	—	—

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	March 31, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$125	$104	$4	$230	$214	$8
Restricted cash included in Prepaid expenses and other current assets	22	18	—	24	19	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$147	$122	$4	$254	$233	$8

(1)Houston Electric’s Cash and cash equivalents as of March 31, 2022 and December 31, 2021 included $104 million and $92 million, respectively, of cash related to the Bond Companies.

(17) Related Party Transactions (Houston Electric and CERC)

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

The table below summarizes CenterPoint Energy money pool activity:

	March 31, 2022		December 31, 2021
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$354	$—	$(512)	$(224)
Weighted average interest rate	0.55%	0.55%	0.34%	0.34%

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2022		2021
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$39	$45	$43	$50
Net affiliate service charges (billings)	(6)	6	(1)	1

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended March 31,
	2022		2021
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$37	$23	$—	$—
Cash dividend paid to parent related to the sale of the Arkansas and Oklahoma Natural Gas businesses	—	720	—	—
Cash contribution from parent	637	—	—	—
Non-cash capital contribution from parent in payment for property, plant and equipment below	38	46	—	—
Payable to parent for property, plant and equipment below	52	41	—	—
Property, plant and equipment from parent (1)	90	87	—	—

(1) Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy did not declare dividends on its Common Stock or Series A Preferred Stock during either of the three months ended March 31, 2022 or 2021. The table below provides information about dividends paid during each of these periods:

	Dividends Paid Per Share
	Three Months Ended March 31,
	2022	2021
Common Stock	$0.170	$0.160
Series A Preferred Stock	30.625	30.625
Series B Preferred Stock	—	17.500
Series C Preferred Stock (1)	—	0.160

(1)The Series C Preferred Stock was entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock. All of the outstanding Series C Preferred Stock was converted to Common Stock during April and May 2021.

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	800,000	800,000	$790	$790
		800,000	800,000	$790	$790

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Series A Preferred Stock	$13	$12
Series B Preferred Stock	—	17
Total income allocated to preferred shareholders	$13	$29

Temporary Equity (CenterPoint Energy)

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a retention incentive agreement with David J. Lesar, President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Under the terms of the retention incentive agreement, Mr. Lesar will receive equity-based awards under CenterPoint Energy’s LTIP covering a total of 1 million shares of Common Stock (Total Stock Award) to be granted in multiple annual awards. Mr. Lesar received 400 thousand restricted stock units in July 2021 that will vest in December 2022 and 400 thousand restricted stock units in February 2022 that will vest in December 2023. In February 2023, restricted stock units covering the remaining 200 thousand shares, or such lesser number of restricted stock units as may be required pursuant to the annual individual award limitations under CenterPoint Energy’s LTIP, will be awarded to Mr. Lesar and will vest in December 2023. In the event any shares under the Total Stock Award remain unawarded, in February 2024, a fully vested stock bonus award of the remaining shares will be granted. For accounting purposes, the 1 million shares under the Total Stock Award, consisting of both the awarded and unawarded equity-based awards described above, were considered granted in July 2021. In the event of death, disability, termination without cause or resignation for good reason, as defined in the retention incentive agreement, that occurs prior to the full Total Stock Award being awarded, CenterPoint Energy will pay a lump sum cash payment equal to the value of the unawarded equity-based awards, based on the closing trading price of Common Stock on the date of the event’s occurrence. Because the unawarded equity-based awards are redeemable for cash upon events that are not probable at the grant date, the equity associated with the unawarded equity-based awards will be classified as Temporary Equity on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(64)	$—	$10	$(90)	$—	$10
Other comprehensive loss before reclassifications:
Other comprehensive income (loss) from unconsolidated affiliates	—	—	—	1	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Actuarial losses (1)	1	—	—	2	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	—	—	—
Net current period other comprehensive income	2	—	—	3	—	—
Ending Balance	$(62)	$—	$10	$(87)	$—	$10
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(19) Leases

In 2021 Houston Electric entered into a temporary short-term lease and a long-term lease, each for mobile generation. The short-term lease agreement allows Houston Electric to take delivery of mobile generation assets on a short-term basis with a term ending in the third quarter of 2022. Per Houston Electric’s short term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled $51 million and $20 million as of March 31, 2022 and December 31, 2021, respectively.

Houston Electric took delivery of an additional 128 MW of mobile generation under the long-term lease in the first quarter of 2022 and remitted a cash payment under the lease of $171 million. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability as of March 31, 2022. The remaining finance lease liability associated with the commenced long-term mobile generation agreement was not significant as of March 31, 2022 and December 31, 2021 and relates to removal costs that will be incurred at the end of the lease term. The long-term lease agreement includes up to 505 MW of mobile generation of which 253 MW and 125 MW was delivered as of March 31, 2022 and December 31, 2021, respectively, triggering lease commencement at delivery, and has an initial term ending in 2029 for all mobile generation leases. As of March 31, 2022, Houston Electric has secured a first lien on all the generation equipment leases and no amount of the payments made by Houston Electric were held in escrow.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Statements of Consolidated Income, are as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$2	$—	$1	$2	$—	$1
Short-term lease cost	46	46	—	10	10	—
Variable lease cost	(1)	(1)	—	—	—	—
Total lease cost (1)	$47	$45	$1	$12	$10	$1

(1) CenterPoint Energy and Houston Electric defer finance lease costs for mobile generation to Regulatory assets for recovery rather than to Depreciation and Amortization in the Statements of Consolidated Income.

The components of lease income were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$1	$—	$1	$2	$—	$1
Variable lease income	—	—	—	—	—	—
Total lease income	$1	$—	$1	$2	$—	$1

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$16	$1	$7	$22	$1	$12
Finance ROU assets (2)	344	343	—	179	179	—
Total leased assets	$360	$344	$7	$201	$180	$12
Liabilities:
Current operating lease liability (3)	$4	$—	$2	$6	$1	$2
Non-current operating lease liability (4)	12	1	5	17	—	11
Total leased liabilities (5)	$16	$1	$7	$23	$1	$13

Weighted-average remaining lease term (in years) - operating leases	5.2	4.3	4.5	6.2	4.1	6.5
Weighted-average discount rate - operating leases	3.20%	3.00%	3.52%	3.10%	2.86%	3.20%
Weighted-average remaining lease term (in years) - finance leases	7.3	7.3	—	7.5	7.5	—
Weighted-average discount rate - finance leases	2.21%	2.21%	—	2.21%	2.21%	—

(1)Reported within Other assets in the Registrants’ respective Consolidated Balance Sheets.
(2)Reported within Property, Plant and Equipment in the Registrants’ respective Consolidated Balance Sheets. Finance lease assets are recorded net of accumulated amortization.
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

As of March 31, 2022, finance lease liabilities were not significant to the Registrants. As of March 31, 2022, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2022	$4	$1	$1
2023	4	—	2
2024	3	—	2
2025	2	—	1
2026	2	—	1
2027 and beyond	3	—	1
Total lease payments	18	1	8
Less: Interest	2	—	1
Present value of lease liabilities	$16	$1	$7

As of March 31, 2022, future minimum finance lease payments were not significant to the Registrants, exclusive of approximately $347 million of legally-binding undiscounted minimum lease payments for finance leases for approximately 252 MW of mobile generation leases signed but not yet commenced. As of March 31, 2022, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2022	$5	$1	$3
2023	5	—	3
2024	5	—	3
2025	5	—	3
2026	6	—	4
2027	6	—	4
2028 and beyond	136	—	132
Total lease payments to be received	$168	$1	$152

Other information related to leases is as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$2	$—	$1	$2	$—	$1
Financing cash flows from finance leases included in the measurement of lease liabilities	171	171	—	—	—	—

See Note 16 for information on ROU assets obtained in exchange for operating lease liabilities.

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	April 22, 2022	May 19, 2022	June 9, 2022	$0.1700

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following combined discussion and analysis should be read in combination with the Interim Condensed Financial Statements contained in this combined Form 10-Q and the Registrants’ combined 2021 Form 10-K. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific Registrant has been segregated and labeled as such. In this combined Form 10-Q, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries. No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

RECENT EVENTS

Sale of Natural Gas Businesses. On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information regarding discontinued operations and divestitures, see Note 3 to the Interim Condensed Financial Statements.

Sale of Energy Transfer Equity Securities. During the three months ended March 31, 2022, CenterPoint Energy sold its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units for net proceeds of $702 million. For more information, see Note 10 to the Interim Condensed Financial Statements.

Debt Transactions. During the three months ended March 31, 2022, Houston Electric issued $800 million in new debt and CenterPoint Energy and CERC repaid or redeemed a combined $1,030 million of debt, excluding scheduled principal payments on Securitization Bonds. For information about debt transactions to date in 2022, see Note 11 to the Interim Condensed Financial Statements.

Regulatory Proceedings. For information related to our pending and completed regulatory proceedings to date in 2022, see “—Liquidity and Capital Resources —Regulatory Matters” below.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

Income available to common shareholders for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021	Favorable (Unfavorable)
	(in millions)
Electric	$82	$75	$7
Natural Gas	398	229	169
Total Utility Operations	480	304	176
Corporate & Other (1)	38	(53)	91
Discontinued Operations	—	83	(83)
Total CenterPoint Energy	$518	$334	$184

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Income available to common shareholders increased $184 million primarily due to the following items:

•the gain, net of transaction costs, associated with the sale of the Arkansas and Oklahoma Natural Gas businesses in January 2022; and
•the dividend requirement associated with the Series B Preferred Stock in 2021.

These increases were partially offset by:

•a decrease in earnings associated with midstream common and preferred units; and
•increased costs associated with the early redemption of long-term debt.

Excluding those items, income available to common shareholders increased $9 million primarily due to the following key factors:

•rate relief, net of increases in depreciation and amortization and taxes other than income taxes; and
•continued customer growth.

These increases were partially offset by:

•increased operation and maintenance expense; and
•increased interest expense.

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

CenterPoint Energy’s CODM views net income as the measure of profit or loss for the reportable segments. Segment results include inter-segment interest income and expense, which may result in inter-segment profit and loss. During the three months ended March 31, 2022, CenterPoint Energy sold certain assets previously owned by entities within Corporate and Other to businesses within the Electric and Natural Gas reportable segments. Prior year amounts were reclassified as a result of the transaction in the three months ended March 31, 2022.

The following discussion of results of operations by reportable segment concentrates on CenterPoint Energy’s Utility Operations, conducted through two reportable segments, Electric and Natural Gas.

Electric (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of the Electric reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

The following table provides summary data of the Electric reportable segment:

	Three Months Ended March 31,
	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$893	$830	$63
Cost of revenues (1)	41	45	4
Revenues less Cost of revenues	852	785	67
Expenses:
Operation and maintenance	437	411	(26)
Depreciation and amortization	192	174	(18)
Taxes other than income taxes	68	67	(1)
Total expenses	697	652	(45)
Operating Income	155	133	22
Other Income (Expense):
Interest expense and other finance charges	(57)	(56)	(1)
Other income, net	5	7	(2)
Income Before Income Taxes	103	84	19
Income tax expense	21	9	(12)
Net Income	$82	$75	$7
Throughput (in GWh):
Residential	6,346	6,070	5%
Total	23,155	21,241	9%
Weather (percentage of 10-year average for service area):
Cooling degree days	62%	109%	(47)%
Heating degree days	129%	95%	34%
Number of metered customers at end of period:
Residential	2,502,253	2,448,439	2%
Total	2,824,100	2,765,496	2%

(1)Includes Utility natural gas, fuel and purchased power.

The following table provides variance explanations for the three months ended March 31, 2022 compared to three months ended March 31, 2021 by major income statement caption for the Electric reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues less Cost of revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance	$29
Bond Companies, offset in other line items	9
Refund of protected and unprotected EDIT, offset in income tax expense	8
Weather, efficiency improvements and other usage impacts	8
Customer growth	6
Customer rates	4
Bond Companies equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	2
Miscellaneous revenues	2
Impacts from increased peak demand in 2021, collected in rates in 2022	1
Energy efficiency and pass-through offset in operation and maintenance	(2)
Total	$67
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues less cost of revenues	$(22)
Contract services	(7)
All other operation and maintenance expense, including materials and supplies and insurance	(5)
Bond Companies, offset in other line items	1
Energy efficiency and pass-through offset in revenues	3
Support services	4
Total	$(26)
Depreciation and amortization
Bond Companies, offset in other line items	$(12)
Ongoing additions to plant-in-service	(6)
Total	$(18)
Taxes other than income taxes
Franchise fees and other taxes	$2
Incremental capital projects placed in service	(3)
Total	$(1)
Interest expense and other finance charges
Bond Companies, offset in other line items	$2
Incremental borrowings to fund capital expenditures	(3)
Total	$(1)
Other income, net
Other non-operating income	$(2)
Total	$(2)

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

Natural Gas (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas reportable segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas' Business,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended March 31,
	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,824	$1,663	$161
Cost of revenues (1)	1,058	893	(165)
Revenues less Cost of revenues	766	770	(4)
Expenses:
Operation and maintenance	246	250	4
Depreciation and amortization	112	128	16
Taxes other than income taxes	77	74	(3)
Total expenses	435	452	17
Operating Income	331	318	13
Other Income (Expense):
Gain on sale	303	—	303
Interest expense and other finance charges	(30)	(33)	3
Income Before Income Taxes	604	285	319
Income tax expense	206	56	(150)
Net Income	$398	$229	$169
Throughput (in Bcf):
Residential	123	128	(4)%
Commercial and Industrial	137	145	(6)%
Total	260	273	(5)%
Weather (percentage of 10-year average for service area):
Heating degree days	109%	103%	6%
Number of metered customers at end of period:
Residential	3,926,192	4,343,863	(10)%
Commercial and Industrial	297,270	351,363	(15)%
Total	4,223,462	4,695,226	(10)%
(1)Includes Utility natural gas, fuel and purchased power and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations for the three months ended March 31, 2022 compared to three months ended March 31, 2021 by major income statement caption for the Natural Gas reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues less Cost of revenues
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	$(86)
Energy efficiency, offset in operation and maintenance	(2)
Customer growth	4
Refund of protected and unprotected EDIT, offset in income tax expense	4
Gross receipts tax, offset in taxes other than income taxes	9
Weather and usage	9
Non-volumetric and miscellaneous revenue	14
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	44
Total	$(4)
Operation and maintenance
Other operating and maintenance expense, including materials and supplies and insurance	$(21)
Labor and benefits	(6)
Contract services	(1)
Energy efficiency, offset in revenues less cost of revenues	2
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	30
Total	$4
Depreciation and amortization
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	$15
Indiana lower depreciation rates from recent rate order	5
Incremental capital projects placed in service	(4)
Total	$16
Taxes other than income taxes
Gross receipts tax, offset in revenues less cost of revenues	$(9)
Incremental capital projects placed in service	(1)
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	7
Total	$(3)
Gain on Sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$303
Total	$303
Interest expense and other finance charges
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	$3
Total	$3

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its reportable segment. Houston Electric consists of a single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Electric Generation, Transmission and Distribution Businesses,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

	Three Months Ended March 31,
	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$693	$640	$53
Bond Companies	53	44	9
Total revenues	746	684	62
Expenses:
Operation and maintenance, excluding Bond Companies	394	371	(23)
Depreciation and amortization, excluding Bond Companies	114	105	(9)
Taxes other than income taxes	63	63	—
Bond Companies	49	38	(11)
Total expenses	620	577	(43)
Operating Income	126	107	19
Other Income (Expense)
Interest expense and other finance charges	(48)	(45)	(3)
Interest expense on Securitization Bonds	(4)	(6)	2
Other income, net	4	5	(1)
Income Before Income Taxes	78	61	17
Income tax expense	17	8	(9)
Net Income	$61	$53	$8
Throughput (in GWh):
Residential	5,988	5,701	5%
Total	21,934	19,739	11%
Weather (percentage of 10-year average for service area):
Cooling degree days	62%	112%	(50)%
Heating degree days	129%	104%	25%
Number of metered customers at end of period:
Residential	2,370,818	2,318,030	2%
Total	2,673,393	2,615,917	2%

The following table provides variance explanations for the three months ended March 31, 2022 compared to three months ended March 31, 2021 by major income statement caption for Houston Electric:

Favorable (Unfavorable)
(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers	$29
Bond Companies, offset in other line items	9
Refund of protected and unprotected EDIT, offset in income tax expense	8
Weather impacts and other usage	8
Customer growth	6
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	2
Impacts from increased peak demand in 2021, collected in rates in 2022	1
Miscellaneous revenues, primarily related to right-of-way revenues, and service connections	1
Energy efficiency, offset in operation and maintenance	(2)
Total	$62
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues	$(22)
Contract services	(5)
Other operation and maintenance expense	(3)
Labor and benefits	1
Energy efficiency, offset in revenues	2
Support services	4
Total	$(23)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(9)
Total	$(9)
Taxes other than income taxes
Franchise fees and other taxes	$3
Incremental capital projects placed in service	(3)
Total	$—
Bond Companies expense
Operations and maintenance and depreciation expense, offset in other line items	$(11)
$(11)
Interest expense and other finance charges
Incremental borrowings to fund capital expenditures	$(3)
Total	$(3)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in other line items	$2
Total	$2
Other income, net
Other non-operating income	$(1)
Total	$(1)

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas’ Business,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

	Three Months Ended March 31,
	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,385	$1,177	$208
Cost of revenues (1)	858	625	(233)
Revenues less Cost of revenues	527	552	(25)
Expenses:
Operation and maintenance	187	198	11
Depreciation and amortization	72	80	8
Taxes other than income taxes	56	56	—
Total expenses	315	334	19
Operating Income	212	218	(6)
Other Income (Expense):
Gain on sale	557	—	557
Interest expense and other finance charges	(21)	(24)	3
Other expense, net	—	(1)	1
Income Before Income Taxes	748	193	555
Income tax expense	194	42	(152)
Net Income	$554	$151	$403
Throughput (in Bcf):
Residential	86	93	(8)%
Commercial and Industrial	78	87	(10)%
Total	164	180	(9)%
Weather (percentage of 10-year average for service area):
Heating degree days	117%	102%	15%
Number of metered customers at end of period:
Residential	2,934,085	3,362,902	(13)%
Commercial and Industrial	207,348	261,944	(21)%
Total	3,141,433	3,624,846	(13)%

(1)Includes Utility natural gas and Non-utility cost of revenues, including natural gas.

The following table provides variance explanations for the three months ended March 31, 2022 compared to three months ended March 31, 2021 by major income statement caption for CERC:

Favorable (Unfavorable)
(in millions)
Revenues less Cost of revenues
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	$(86)
Customer growth	3
Refund of protected and unprotected EDIT, offset in income tax expense	4
Energy efficiency, offset in operation and maintenance	5
Gross receipts tax, offset in taxes other than income taxes	6
Weather and usage	7
Non-volumetric and miscellaneous revenue	13
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	23
Total	$(25)
Operation and maintenance
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	$30
Labor and benefits	(1)
Energy efficiency, offset in revenues less cost of revenues	(5)
Other operating and maintenance expense, including materials and supplies and insurance	(13)
Total	$11
Depreciation and amortization
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	$15
Incremental capital projects placed in service	(7)
Total	$8
Taxes other than income taxes
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	$7
Incremental capital projects placed in service	(1)
Gross receipts tax, offset in revenues less cost of revenues	(6)
Total	$—
Gain on Sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$557
Total	$557
Interest expense and other finance charges
Nine days in 2022 versus three months in 2021 for Arkansas and Oklahoma Natural Gas businesses due to sale	$3
Total	$3

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K, in Item 1A of Part II of this combined Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$580	$73	$347	$(1,681)	$47	$(1,787)
Investing activities	1,934	(848)	1,860	(604)	(982)	(131)
Financing activities	(2,621)	664	(2,211)	2,285	940	1,918

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(248)	$43	$(7)
Changes in working capital	(26)	3	(56)
Change in net regulatory assets and liabilities (1)	2,432	(12)	2,190
Change in equity in earnings of unconsolidated affiliates (2)	108	—	—
Change in distributions from unconsolidated affiliates (2)	(39)	—	—
Lower pension contribution	6	—	—
Other	28	(8)	7
	$2,261	$26	$2,134

(1)The change in net regulatory assets and liabilities at CenterPoint Energy and CERC is primarily due to the extraordinary natural gas costs associated with the February 2021 Winter Storm Event. See Note 6 to the Interim Condensed Financial Statements for more information on the February 2021 Winter Storm Event.
(2)In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. For further information, see Note 3 to the Interim Condensed Financial Statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$702	$—	$—
Capital expenditures	(252)	(177)	(64)
Net change in notes receivable from affiliated companies	—	311	—
Proceeds from divestitures	2,060	—	2,060
Other	28	—	(5)
	$2,538	$134	$1,991

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(1,979)	$—	$(1,002)
Net changes in long-term debt outstanding, excluding commercial paper	(2,728)	(204)	(2,124)
Net changes in debt issuance costs	12	2	6
Net changes in short-term borrowings	(43)	—	(43)
Payment of obligation for finance lease	(171)	(171)	—
Increased payment of common stock dividends	(19)	—	—
Decreased payment of preferred stock dividends	24	—	—
Net change in notes payable from affiliated companies	—	(504)	(224)
Contribution from parent	—	637	—
Dividend to parent	—	(37)	(743)
Other	(2)	1	1
	$(4,906)	$(276)	$(4,129)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock and Common Stock, interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining nine months of 2022 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$2,986	$1,475	$1,182
Scheduled principal payments on Securitization Bonds	182	182	—
Minimum contributions to pension plans and other post-retirement plans	11	1	3
Finance lease for mobile generation	347	347	—

The Registrants expect that anticipated cash needs for the remaining nine months of 2022 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Discretionary financing or refinancing may result in the issuance of debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 11 and guarantees as discussed in Note 13(b) to the Interim Condensed Financial Statements, we have no off-balance sheet arrangements.

Regulatory Matters

February 2021 Winter Storm Event

For further information about the February 2021 Winter Storm Event, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric CPCN (CenterPoint Energy)

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Under the agreement, Capital Dynamics, with its partner Tenaska, contracted to build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the project. Indiana Electric also sought approval for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. A hearing was conducted on June 21, 2021. On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey solar project through a BTA and approved recovery of costs via a levelized rate over the anticipated 35-year life. The IURC also approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. Due to rising cost for the project, caused in part by supply chain issues in the energy industry, the rising costs of commodities and community feedback, we, along with Capital Dynamics, announced plans in January, 2022 to downsize the Posey solar project to approximately 200 MW. The Posey solar project is expected to be in service by 2023. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval.

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. Indiana Electric has also requested depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. A hearing was conducted on January 26 through 28, 2022. The estimated $334 million turbine facility would be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. A new approximately 23.5 mile pipeline requiring FERC approval would also be constructed and operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. Construction of the turbines will begin following receipt of necessary regulatory approvals by the IURC and FERC, which are anticipated in the second half of 2022 and first quarter of 2023, respectively. The turbines are targeted to be operational in first quarter of 2025. Subject to IURC approval, recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden LLC, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis Energy USA Inc., which is developing a solar project in Knox County, Indiana. Subject to necessary approvals, both solar arrays are expected to be in service by 2023. For more information regarding uncertainties related to our solar projects, see Item 1A of Part II of this combined Form 10-Q and “ —Solar Panel Issues” below.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

The State of Indiana has enacted legislation, Senate Bill 386, that would enable CenterPoint Energy to request approval from the IURC to securitize the remaining book value and removal costs associated with generating facilities to be retired in the next twenty-four months. The Governor of Indiana signed the legislation on April 19, 2021. CenterPoint Energy intends in the second quarter of 2022 to make a filing with the IURC to securitize qualified costs associated with its planned retirements of coal generation facilities.

Subsidiary Restructuring

In July 2021, Indiana North and SIGECO filed petitions with the IURC for the approval of a new financial services agreement and the confirmation of Indiana North’s financing authority, and final orders were issued by the IURC on December 28, 2021. VEDO filed a similar application with the PUCO in September 2021 and the PUCO issued an order on January 26, 2022 adopting recommendations by PUCO staff. CenterPoint Energy is evaluating the transfer of Indiana North and VEDO from VUHI to CERC in order to better align its organizational structure with management and financial reporting. Both the IURC and PUCO have approved the transaction. In order to effect the restructuring, VUHI has approached certain of its debt holders with an offer to exchange existing VUHI debt for CERC debt. The orders allow the reissuance of existing debt of Indiana North and VEDO to CERC, to continue to amortize existing issuance expenses and discounts, and to treat any potential exchange fees as discounts to be amortized over the life of the debt.

Texas Legislation (CenterPoint Energy and Houston Electric)

Houston Electric continues to review the effects of the legislation and is working with the PUCT regarding proposed rulemakings and pursuing implementation of these items where applicable. For example, in 2021 Houston Electric entered into two leases for temporary emergency electric energy (mobile generation): (1) a temporary short-term lease of 220 MW as of December 31, 2021 and reduced to 92 MW as of March 31, 2022 as assets were delivered under the long-term lease agreement and (2) a 7.5 year lease for up to 505 MW of mobile generation of which 253 MW and 125 MW was delivered as of March 31, 2022 and December 31, 2021. On April 5, 2022, CenterPoint Energy and Houston Electric filed its DCRF with the PUCT seeking recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements, approximating $200 million. The annual revenue increase requested for these lease agreements is approximately $60 million. These mobile generation leases will support resiliency in major weather events and were deployed during the restoration process for Hurricane Nicholas. For additional information, see Note 19 to the Interim Condensed Financial Statements.

In addition to these measures taken by Houston Electric to support system preparedness and reliability, in February 2022, the City of Houston launched the first-of-its-kind long-term strategic power resilience initiative called “Resilient Now.” In a joint effort, Houston Electric is working with the City of Houston to develop the Master Energy Plan for the city to help the community thrive through economic changes, digital transformation, and advancing environmental goals for the benefit of its communities. The Master Energy Plan could develop into capital opportunities for Houston Electric, including relating to infrastructure modernization, residential weatherization, and investments around electric vehicles infrastructure.

Minnesota Base Rate Cases (CenterPoint Energy and CERC)

On November 1, 2021, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $67 million with a projected test year ended December 31, 2022. The revenue increase is based upon a requested ROE of 10.2% and an overall rate of return of 7.06% on a total rate base of approximately $1.8 billion. CERC requested that an interim rate increase of approximately $52 million be implemented January 1, 2022 while the rate case is litigated. An alternative request was also filed on November 1, 2021. The alternative request proposed a final rate increase of $40 million that would be implemented in the rate case on January 1, 2022, and offered: an increase in rates for plant investment only using the overall rate of return approved in the prior rate case, an asymmetrical capital true-up, extension of the recovery of gas costs incurred to serve customers in February 2021 from the then current 27 month mechanism to 63 months, an income tax rider, continuation of the existing property tax rider and continued deferral of COVID-19 incremental costs along with additional adjustments. On December 30, 2021, the MPUC issued a written order denying the alternative request but extended the amortization period for extraordinary gas costs to 63-months beginning on January 1, 2022. The MPUC also issued written orders on the general rate case filing which (1) accepted CERC’s rate-increase application with a time for final determination of September 1, 2022, (2) authorized the implementation of interim rates on January 1, 2022, of $42 million based on an overall rate of return of 6.46%, and (3) referred the case to the Office of Administrative Hearings for a contested case proceeding. On March 14, 2022, an Offer of Settlement was filed with the Office of Administrative Hearings which would resolve all issues in the rate case. The Settlement provides for a general revenue increase of $48.5 million and overall rate of return of 6.65% and is currently subject to review and approval by the MPUC. Final rate implementation is expected before the end of 2022.

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

Solar Panel Issues (CenterPoint Energy)

The DOC recently announced the commencement of an investigation into circumvention of anti-dumping and countervailing duties by manufacturers of solar cells and panels located in Cambodia, Malaysia, Thailand, and Vietnam. If an affirmative determination is made by the DOC, it could impose duties with both forward-looking and retroactive application. The DOC is expected to present its preliminary findings of the investigation in August or September of 2022, but a final determination is not expected to be issued until January 2023 (which deadline can be extended by the DOC to April 1, 2023). CenterPoint Energy’s current and future solar projects may be significantly impacted by this investigation through project delays, cancellations and increased costs to the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors” in the Registrants’ 2021 Form 10-K and Item 1A of Part II of this combined Form 10-Q.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its EECRF. CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Louisiana and Mississippi (RSP and RRA, respectively), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Minnesota and Mississippi (CIP and EECR, respectively). CenterPoint Energy is periodically involved in proceedings to adjust its capital tracking mechanisms in Indiana (CSIA for gas and TDSIC for electric) and Ohio (DRR), its decoupling mechanism in Indiana (SRC for gas), and its energy efficiency cost trackers in Indiana (EEFC for gas and DSMA for electric) and Ohio (EEFR). The table below reflects significant applications pending or completed since the Registrants’ combined 2021 Form 10-K was filed with the SEC through April 29, 2022.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
DCRF (1)	146	April 2022	TBD	TBD	Based on net change in distribution invested capital since its last base rate proceeding of over $1 billion for the period January 1, 2019 through December 31, 2021. In addition, request includes approximately $200 million in mobile generation facilities during the calendar year ending December 31, 2021. The requested overall revenue increase is $146 million with a proposed effective date of September 1, 2022.
TCOS	64	February 2022	April 2022	April 2022	Based on net change of invested capital of $574 million.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP (1)	34	March 2022	TBD	TBD	Based on net change in invested capital for calendar year 2021 of $213 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
Rate Case (1)	67	November 2021	TBD	TBD	See discussion above under Minnesota Base Rate Case.
Decoupling	N/A	September 2021	September 2021	April 2022	Represents under-recovery of approximately $19 million recorded for and during the period July 1, 2020 through June 30, 2021, including an approximately $5 million adjustment related to the implementation of final rates from the general rate case filed in 2019.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA (1)	3	April 2022	TBD	TBD	Based on ROE of 9.568% with 100 basis point (+/-) earnings band. Revenue increase of approximately $3 million based on 2021 test year adjusted earned ROE of 7.74%. Interim increase of approximately $1 million to be implemented May 31, 2022.
CenterPoint Energy - Ohio (PUCO)
DRR (1)	9	April 2022	TBD	TBD	Requested an increase of $63 million to rate base for investments made in 2021, which reflects a $9 million annual increase in current revenues. A change in (over)/under-recovery variance of $(4 million) annually is also included in rates.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana Electric (IURC)
TDSIC (1)	3	February 2022	TBD	TBD
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

The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the U.S. commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035 as well as a goal to reduce Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 estimates do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. In addition, the EPA has indicated that it intends to implement new regulations targeting reductions in methane emissions, which are likely to increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s new net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives to eliminate natural gas use in buildings and focus on electrification. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

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

To address these developments, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035. In June of 2020, Indiana Electric identified a preferred generation resource in its most recent IRP submitted to the IURC that aligns with its new net zero emissions goals and includes the replacement of 730 MWs of coal-fired generation facilities with a significant portion comprised of renewables, including solar and wind, supported by dispatchable natural gas combustion turbines, including a pipeline to serve such natural gas generation, as well as storage. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in clean energy investments and enablement, which may be used to support, among other things, renewable generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its newly adopted net zero emissions goals support global efforts to reduce the impacts of climate change.

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

Other Matters

Credit Facilities

The Registrants may draw on their respective revolving credit facilities from time to time to provide funds used for general corporate and limited liability company purposes, including to backstop CenterPoint Energy’s and CERC’s commercial paper programs. The facilities may also be utilized to obtain letters of credit. For further details related to the Registrants’ revolving credit facilities, see Note 11 to the Interim Condensed Financial Statements.

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4 billion as of March 31, 2022. As of April 20, 2022, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of April 20, 2022
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$443	0.70%	February 4, 2024
CenterPoint Energy (1)	400	—	—	245	0.62%	February 4, 2024
Houston Electric	300	—	—	—	—%	February 4, 2024
CERC	900	—	—	96	0.60%	February 4, 2024
Total	$4,000	$—	$11	$784

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

Long-term Debt

For detailed information about the Registrants’ debt transactions in 2022, see Note 11 to the Interim Condensed Financial Statements.

Securities Registered with the SEC

On May 29, 2020, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 29, 2023. For information related to the Registrants’ debt issuances in 2022, see Note 11 to the Interim Condensed Financial Statements.

Temporary Investments

As of April 20, 2022, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of April 20, 2022:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	0.67%	$145	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of April 20, 2022, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of March 31, 2022, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $203 million as of March 31, 2022. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on March 31, 2022, deferred taxes of approximately $575 million would have been payable in 2022. If all the ZENS-Related Securities had been sold on March 31, 2022, capital gains taxes of approximately $124 million would have been payable in 2022 based on 2022 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in September 2021, CenterPoint Energy plans to increase its planned capital expenditures in its Electric and Natural Gas businesses to support rate base growth and may explore asset sales, in addition to the recently completed sale of its Natural Gas businesses located in Arkansas and Oklahoma, as a means to efficiently finance a portion of such increased capital expenditures. For further information, see Note 3 to the Interim Condensed Financial Statements.

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
•increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans or the use of alternative sources of financings;
•increases in commodity prices;
•various legislative or regulatory actions, including recovery of costs such as those associated with the mobile generation leases;
•incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy);
•the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric, including the negative impact on such ability related to the February 2021 Winter Storm Event;
•slower customer payments and increased write-offs of receivables due to higher natural gas prices, changing economic conditions or the February 2021 Winter Storm Event (CenterPoint Energy and CERC);
•the satisfaction of any obligations pursuant to guarantees;
•contributions to pension and postretirement benefit plans;
•restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and
•various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Certain provisions in note purchase agreements relating to debt issued by VUHI have the effect of restricting the amount of additional first mortgage bonds issued by SIGECO. For information about the total debt to capitalization financial covenants in the Registrants’ and certain of CenterPoint Energy’s subsidiaries’ revolving credit facilities, see Note 11 to the Interim Condensed Financial Statements.

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

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2022, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2021 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of March 31, 2022, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $2.1 billion and $4.5 billion as of March 31, 2022 and December 31, 2021, respectively. If the floating interest rates were to increase by 10% from March 31, 2022 rates, CenterPoint Energy’s combined interest expense would increase by approximately $2 million annually.

As of March 31, 2022 and December 31, 2021, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $11.8 billion and $11.7 billion, respectively, in principal amount and having a fair value of $12.0 billion and $13.0 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $443 million if interest rates were to decline by 10% from levels at March 31, 2022. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $9 million as of March 31, 2022 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at March 31, 2022. Changes in the fair value of the derivative component, a $797 million recorded liability at March 31, 2022, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2022 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the March 31, 2022 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of March 31, 2022, the recorded fair value of non-trading energy derivative assets was $39 million for CenterPoint Energy’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of March 31, 2022 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings, please read Note 13(d) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the Registrants’ combined 2021 Form 10-K.

Item 1A.RISK FACTORS

See below the new risk factor affecting CenterPoint Energy’s and Houston Electric’s businesses, in addition to those risk factors discussed in “Risk Factors” in Item 1A of Part I of the combined 2021 Form 10-K, which could materially affect the Registrants’ financial condition or future results. Except for the updates below, there have been no material changes from the risk factors disclosed in the Registrants’ combined 2021 Form 10-K.

Increases in the cost or reduction in supply of solar energy system components due to tariffs or trade restrictions imposed by the U.S. government may have an adverse effect on our business, financial condition and results of operations.

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. In March 2022, the DOC announced that it would initiate an investigation into whether imports of solar cells and panels produced in Cambodia, Malaysia, Thailand and Vietnam are circumventing rules, such as anti-dumping and countervailing duties, intended to impose a tariff on imports of solar cells and panels manufactured in China. If an affirmative finding is made by the DOC, it could impose duties on imports of solar cells and panels from Cambodia, Malaysia, Thailand and Vietnam with both forward-looking and retroactive application. If enacted, these or similar duties could put upward pressure on prices of these solar energy products, which may reduce our ability to acquire these items in a timely and cost-efficient manner. If we are unable to secure such solar energy products in a timely and cost-efficient manner, we may be forced to delay, downsize and/or cancel solar projects and we may not be able to procure the resources needed to fully execute on our ten-year capital plan or achieve our net zero emissions goals. Additionally, delays or cancellations by developers of third-party solar power facilities expected to interconnect with CenterPoint Energy’s and Houston Electric’s system may have adverse impacts, such as delayed or reduced potential future revenues. We cannot predict what additional actions the U.S. government may adopt with respect to tariffs or other trade regulations in the future or what actions may be taken by other countries in retaliation for such measures. If an affirmative finding is made by the DOC or other additional measures are imposed, our business, financial condition and results of operations may be adversely affected.

Item 5.OTHER INFORMATION

None.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	x		x
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	$2,400,000,000 Amended and Restated Credit Agreement dated as of February 4, 2021 among CenterPoint Energy, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.1	x
4.4	$300,000,000 Credit Agreement dated as of February 4, 2021 among Houston Electric, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.2	x	x
4.5	$900,000,000 Credit Agreement dated as of February 4, 2021 among CERC Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.3	x		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.6	$400,000,000 Credit Agreement dated as of February 4, 2021 among VUHI, as Borrower, Indiana Gas, SIGECO and VEDO, as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto , Inc., as Borrower, Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. as guarantors, Bank of America, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.4	x
4.7	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.8	Ninth Supplemental Indenture to Exhibit 4.7 dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-3187	4(k)(10)		x
4.9	Twentieth Supplemental Indenture to Exhibit 4.7 dated as of December 9, 2008	CenterPoint Energy’s Form 8-K dated January 9, 2009	1-3187	4.2		x
4.10	Thirty-First Supplemental Indenture to Exhibit 4.7, dated as of February 28, 2022	Houston Electric’s Form 8-K dated February 23, 2022	1-3187	4.4		x
†4.11	Officer’s Certificate, dated as of February 28, 2022, setting forth the form, terms and provisions of the Thirty-Third and Thirty-Fourth Series of General Mortgage Bonds					x
10.1	CenterPoint Energy, Inc. 2022 Long Term Incentive Plan	CenterPoint Energy’s Definitive Proxy Statement filed on March 11, 2022	1-31447	Appendix A	x
10.2	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for the CEO under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.2	x
10.3	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for officers and director employees under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.3	x
10.4	Form of Restricted Stock Unit Award Agreement under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.4	x
10.5	Form of Restricted Stock Unit Award Agreement for the CEO (with Performance Goals) under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.5	x
10.6	Form of Restricted Stock Unit Award Agreement (with Performance Goals) under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.6	x
10.7	Form of Restricted Stock Unit Award Agreement for Officers and Director Employees (with Performance Goals) under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.7	x
10.8	Form of Restricted Stock Unit Award Agreement for the CEO under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.8	x
10.9	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10.10	First Amendment to Exhibit 10.9 effective March 1, 2022	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.10	x
†10.11	Second Amendment to Exhibit 10.9 effective May 1, 2022				x
10.12	CenterPoint Energy Benefit Restoration Plan, effective January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1	x
10.13	First Amendment to Exhibit 10.12, effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4	x
†10.14	Partial Termination Amendment to Exhibit 10.12, effective as of March 1, 2022				x
10.15	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3	x
10.16	First Amendment to Exhibit 10.15, effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6	x
10.17	Second Amendment to Exhibit 10.15, effective as of January 1, 2020	CenterPoint Energy’s Form 8-K dated December 9, 2019	1-31447	10.1	x
†10.18	Partial Termination Amendment to Exhibit 10.15, effective as of March 1, 2022				x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Scott E. Doyle					x
†32.1.3	Section 1350 Certification of Scott E. Doyle						x
†32.2.1	Section 1350 Certification of Jason P. Wells				x
†32.2.2	Section 1350 Certification of Jason P. Wells					x
†32.2.3	Section 1350 Certification of Jason P. Wells						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Stacey L. Peterson
Stacey L. Peterson
Senior Vice President and Chief Accounting Officer

Date: May 3, 2022