Form 10-Q
period 2022-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2022-08-02
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
NYSE Chicago
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 21, 2022:

CenterPoint Energy, Inc.	629,502,911	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy, Inc.

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Systems Group	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition, LLC (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO

GLOSSARY
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
LTIP	Long-term Incentive Plan
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc. (now known as Mobile Energy Solutions, Inc.), previously a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MLP	Master Limited Partnership
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NOLs	Net operating losses
NRG	NRG Energy, Inc.
OUCC	Indiana Office of Utility Consumer Counselor
Posey Solar	Posey Solar, LLC, a special purpose entity
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and VEDO from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings

GLOSSARY
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
Southern Col Midco	Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Temporary Emergency Electric Energy Facilities
Tenaska	Tenaska Wind Holdings, LLC
Texas RE	Texas Reliability Entity
Transition Services Agreement	Transition Services Agreement by and between CenterPoint Energy Service Company, LLC and Southern Col Midco
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, LLC, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. on June 30, 2022, a wholly-owned subsidiary of Vectren
VUH PPNs	VUH’s private senior guaranteed notes
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
v

GLOSSARY
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of December 31, 2021, consisted of AT&T Common and Charter Common and, as of June 30, 2022, consisted of AT&T Common, Charter Common and WBD Common
2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 22, 2022

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

The Registrants have based their forward-looking statements on management’s beliefs and assumptions based on information reasonably available to management at the time the statements are made. The Registrants caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, the Registrants cannot assure you that actual results will not differ materially from those expressed or implied by the Registrants’ forward-looking statements. In this Form 10-Q, unless context requires otherwise, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, including Houston Electric, CERC and SIGECO.

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•CenterPoint Energy’s business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses, including the completed sale of our Natural Gas businesses in Arkansas and Oklahoma, the exit from midstream and the Restructuring, which we cannot assure will have the anticipated benefits to us;
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
•our ability to successfully construct, operate, repair and maintain electric generating facilities, natural gas facilities, mobile generation and electric transmission facilities, including complying with applicable environmental standards and the implementation of a well-balanced energy and resource mix, as appropriate;
•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including the timing and amount of recovered natural gas costs in some jurisdictions associated with the February 2021 Winter Storm Event and those related to Houston Electric’s mobile generation;
•future economic conditions in regional and national markets and their effect on sales, prices and costs;
•weather variations and other natural phenomena, including the impact of severe weather events on operations and capital, such as impacts from the February 2021 Winter Storm Event;
•increases in commodity prices;
•volatility in the markets for natural gas as a result of, among other factors, armed conflicts, including the conflict in Ukraine and the related sanctions on certain Russian entities;
•changes in rates of inflation;
•continued disruptions to the global supply chain, including tariffs and other legislation impacting the supply chain, that could prevent CenterPoint Energy from securing the resources needed to, among other things, fully execute on its 10-year capital plan or achieve its net zero and carbon emissions reduction goals;
•non-payment for our services due to financial distress of our customers and the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric, including the negative impact on such ability related to the February 2021 Winter Storm Event;
•the COVID-19 pandemic and its continuing effect on our industries and the communities we serve, U.S. and world financial markets and supply chains and changes in customer and stakeholder behaviors relating thereto;
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

•the effective tax rate, including as a result of tax legislation, including the effects of the CARES Act, as well as any changes in tax laws under the current or future administrations, and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
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
•impacts from CenterPoint Energy’s pension and postretirement benefit plans, such as the investment performance and increases to net periodic costs as a result of plan settlements and changes in discount rates;
•changes in interest rates and their impact on costs of borrowing and the valuation of CenterPoint Energy’s pension benefit obligation;
•commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;
•inability of various counterparties to meet their obligations to us;
•the extent and effectiveness of our risk management activities;
•timely and appropriate regulatory actions, which include actions allowing securitization, for any future hurricanes or other severe weather events, or natural disasters or other recovery of costs, including stranded coal generation asset costs;
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
•the impact of climate change and alternate energy sources on the demand for natural gas and electricity generated or transmitted by us;
•the timing and outcome of any audits, disputes and other proceedings related to taxes;
•the recording of impairment charges;
•political and economic developments, including energy and environmental policies under the current administration;
•the transition to a replacement for the LIBOR benchmark interest rate;
•CenterPoint Energy’s ability to execute on its strategy, initiatives, targets and goals, including its net zero and carbon emissions reduction goals and its operations and maintenance goals;
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
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K, which are incorporated herein by reference, in Item 1A of Part II of this combined Form 10-Q, and in other reports the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,862	$1,652	$4,571	$4,136
Non-utility revenues	82	90	136	153
Total	1,944	1,742	4,707	4,289
Expenses:
Utility natural gas, fuel and purchased power	413	258	1,511	1,193
Non-utility cost of revenues, including natural gas	56	58	91	98
Operation and maintenance	662	677	1,350	1,346
Depreciation and amortization	327	327	645	634
Taxes other than income taxes	135	126	282	269
Total	1,593	1,446	3,879	3,540
Operating Income	351	296	828	749
Other Income (Expense):
Gain (loss) on equity securities	(61)	75	(78)	52
Gain (loss) on indexed debt securities	65	(77)	171	(51)
Gain on sale	—	—	303	—
Interest expense and other finance charges	(106)	(126)	(259)	(266)
Interest expense on Securitization Bonds	(4)	(5)	(8)	(11)
Other income (expense), net	(1)	18	17	37
Total	(107)	(115)	146	(239)
Income from Continuing Operations Before Income Taxes	244	181	974	510
Income tax expense (benefit)	54	(19)	253	30
Income from Continuing Operations	190	200	721	480
Income from Discontinued Operations (net of tax expense of $-0-, $16, $-0- and $41, respectively)	—	51	—	134
Net Income	190	251	721	614
Income allocated to preferred shareholders	11	30	24	59
Income Available to Common Shareholders	$179	$221	$697	$555

Basic earnings per common share - continuing operations	$0.28	$0.29	$1.11	$0.74
Basic earnings per common share - discontinued operations	—	0.09	—	0.24
Basic Earnings Per Common Share	0.28	0.38	1.11	0.98
Diluted earnings per common share - continuing operations	$0.28	$0.29	$1.10	$0.71
Diluted earnings per common share - discontinued operations	—	0.08	—	0.22
Diluted Earnings Per Common Share	$0.28	$0.37	$1.10	$0.93

Weighted Average Common Shares Outstanding, Basic	629	586	629	569
Weighted Average Common Shares Outstanding, Diluted	632	596	631	596

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Net Income	$190	$251	$721	$614
Other comprehensive income:
Adjustment to pension and other postretirement plans (net of tax of $4, $-0-, $4 and $-0-)	(23)	1	(22)	3
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	1	—
Other comprehensive income from unconsolidated affiliates (net of tax of $-0-, $-0-, $-0- and $-0-)	—	1	—	2
Total	(23)	2	(21)	5
Comprehensive income	167	253	700	619
Income allocated to preferred shareholders	11	30	24	59
Comprehensive income available to common shareholders	$156	$223	$676	$560

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($78 and $92 related to VIEs, respectively)	$555	$230
Investment in equity securities	658	1,439
Accounts receivable ($37 and $29 related to VIEs, respectively), less allowance for credit losses of $41 and $44, respectively	783	690
Accrued unbilled revenues, less allowance for credit losses of $2 and $6, respectively	316	513
Natural gas and coal inventory	152	186
Materials and supplies	484	422
Non-trading derivative assets	26	9
Taxes receivable	3	1
Current assets held for sale	—	2,338
Regulatory assets	1,350	1,395
Prepaid expenses and other current assets ($18 and $19 related to VIEs, respectively)	116	132
Total current assets	4,443	7,355
Property, Plant and Equipment:
Property, plant and equipment	35,436	33,673
Less: accumulated depreciation and amortization	10,421	10,189
Property, plant and equipment, net	25,015	23,484
Other Assets:
Goodwill	4,294	4,294
Regulatory assets ($318 and $420 related to VIEs, respectively)	2,229	2,321
Non-trading derivative assets	6	5
Other non-current assets	229	220
Total other assets	6,758	6,840
Total Assets	$36,216	$37,679

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$7	$7
Current portion of VIE Securitization Bonds long-term debt	185	220
Indexed debt, net	8	10
Current portion of other long-term debt	1,579	308
Indexed debt securities derivative	732	903
Accounts payable	1,033	1,196
Taxes accrued	249	378
Interest accrued	144	136
Dividends accrued	—	131
Customer deposits	110	111
Non-trading derivative liabilities	—	2
Current liabilities held for sale	—	562
Other current liabilities	271	323
Total current liabilities	4,318	4,287
Other Liabilities:
Deferred income taxes, net	3,954	3,904
Non-trading derivative liabilities	—	12
Benefit obligations	574	511
Regulatory liabilities	3,269	3,153
Other non-current liabilities	839	836
Total other liabilities	8,636	8,416
Long-term Debt:
VIE Securitization Bonds, net	240	317
Other long-term debt, net	12,997	15,241
Total long-term debt, net	13,237	15,558
Commitments and Contingencies (Note 13)
Temporary Equity (Note 18)	2	3
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 800,000 shares and 800,000 shares outstanding, respectively, $800 and $800 liquidation preference, respectively (Note 18)	790	790
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 629,490,422 shares and 628,923,534 shares outstanding, respectively	6	6
Additional paid-in capital	8,544	8,529
Retained earnings	768	154
Accumulated other comprehensive loss	(85)	(64)
Total shareholders’ equity	10,023	9,415
Total Liabilities and Shareholders’ Equity	$36,216	$37,679

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$721	$614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	645	634
Deferred income taxes	23	51
Gain on divestitures	(303)	—
Loss (gain) on equity securities	78	(52)
Loss (gain) on indexed debt securities	(171)	51
Equity in earnings of unconsolidated affiliates	—	(175)
Distributions from unconsolidated affiliates	—	77
Pension contributions	(4)	(8)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	64	220
Inventory	15	53
Taxes receivable	(2)	4
Accounts payable	(132)	(120)
Net regulatory assets and liabilities	113	(2,329)
Other current assets and liabilities	(164)	(100)
Other non-current assets and liabilities	30	(16)
Other operating activities, net	65	20
Net cash provided by (used in) operating activities	978	(1,076)
Cash Flows from Investing Activities:
Capital expenditures	(1,880)	(1,383)
Proceeds from sale of marketable securities	702	—
Proceeds from divestitures	2,075	—
Other investing activities, net	45	7
Net cash provided by (used in) investing activities	942	(1,376)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(43)	(27)
Payment of obligation for finance lease	(171)	—
Proceeds from (payments of) commercial paper, net	(1,226)	225
Proceeds from long-term debt	1,292	4,493
Payments of long-term debt, including make-whole premiums	(1,187)	(1,960)
Payment of debt issuance costs	(17)	(37)
Payment of dividends on Common Stock	(214)	(183)
Payment of dividends on Preferred Stock	(24)	(65)
Other financing activities, net	(7)	(4)
Net cash provided by (used in) financing activities	(1,597)	2,442
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	323	(10)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	254	167
Cash, Cash Equivalents and Restricted Cash at End of Period	$577	$157

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	1	$790	3	$2,363	1	$790	3	$2,363
Conversion of Series B Preferred Stock and Series C Preferred Stock	—	—	—	(624)	—	—	—	(624)
Balance, end of period	1	790	3	1,739	1	790	3	1,739
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	629	6	552	6	629	6	551	6
Issuances of Common Stock	—	—	41	—	—	—	41	—
Issuances related to benefit and investment plans	—	—	—	—	—	—	1	—
Balance, end of period	629	6	593	6	629	6	593	6
Additional Paid-in-Capital
Balance, beginning of period		8,532		6,916		8,529		6,914
Issuances of Common Stock, net of issuance costs		—		624		—		624
Issuances related to benefit and investment plans		12		13		15		15
Balance, end of period		8,544		7,553		8,544		7,553
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		685		(482)		154		(845)
Net income		190		251		721		614
Common Stock dividends declared (see Note 18)		(107)		(95)		(107)		(95)
Preferred Stock dividends declared (see Note 18)		—		(17)		—		(17)
Balance, end of period		768		(343)		768		(343)
Accumulated Other Comprehensive Loss
Balance, beginning of period		(62)		(87)		(64)		(90)
Other comprehensive income (loss)		(23)		2		(21)		5
Balance, end of period		(85)		(85)		(85)		(85)
Total Shareholders’ Equity		$10,023		$8,870		$10,023		$8,870

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$881	$786	$1,627	$1,470
Expenses:
Operation and maintenance	403	390	798	763
Depreciation and amortization	174	161	336	302
Taxes other than income taxes	68	65	131	128
Total	645	616	1,265	1,193
Operating Income	236	170	362	277
Other Income (Expense):
Interest expense and other finance charges	(50)	(47)	(98)	(92)
Interest expense on Securitization Bonds	(4)	(5)	(8)	(11)
Other income, net	4	3	8	8
Total	(50)	(49)	(98)	(95)
Income Before Income Taxes	186	121	264	182
Income tax expense	39	18	56	26
Net Income	$147	$103	$208	$156

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$147	$103	$208	$156
Comprehensive income	$147	$103	$208	$156

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($78 and $92 related to VIEs, respectively)	$78	$214
Accounts receivable ($37 and $29 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	367	263
Accounts and notes receivable–affiliated companies	276	11
Accrued unbilled revenues	142	127
Materials and supplies	337	292
Prepaid expenses and other current assets ($18 and $19 related to VIEs, respectively)	29	49
Total current assets	1,229	956
Property, Plant and Equipment:
Property, plant and equipment	16,484	15,273
Less: accumulated depreciation and amortization	4,216	4,070
Property, plant and equipment, net	12,268	11,203
Other Assets:
Regulatory assets ($318 and $420 related to VIEs, respectively)	765	789
Other non-current assets	44	32
Total other assets	809	821
Total Assets	$14,306	$12,980

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$185	$220
Current portion of other long-term debt	300	300
Accounts payable	466	510
Accounts and notes payable–affiliated companies	25	568
Taxes accrued	76	193
Interest accrued	90	74
Other current liabilities	66	91
Total current liabilities	1,208	1,956
Other Liabilities:
Deferred income taxes, net	1,174	1,122
Benefit obligations	54	55
Regulatory liabilities	1,136	1,152
Other non-current liabilities	105	98
Total other liabilities	2,469	2,427
Long-term Debt:
VIE Securitization Bonds, net	240	317
Other long-term debt, net	5,444	4,658
Total long-term debt, net	5,684	4,975
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	3,860	2,678
Retained earnings	1,085	944
Total member’s equity	4,945	3,622
Total Liabilities and Member’s Equity	$14,306	$12,980

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$208	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	302
Deferred income taxes	36	(3)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(119)	(56)
Accounts receivable/payable–affiliated companies	(24)	(72)
Inventory	(45)	(14)
Accounts payable	(7)	49
Net regulatory assets and liabilities	(112)	(142)
Other current assets and liabilities	(83)	22
Other non-current assets and liabilities	2	17
Other operating activities, net	(4)	(5)
Net cash provided by operating activities	188	254
Cash Flows from Investing Activities:
Capital expenditures	(1,140)	(735)
Increase in notes receivable–affiliated companies	(272)	(97)
Other investing activities, net	21	(5)
Net cash used in investing activities	(1,391)	(837)
Cash Flows from Financing Activities:
Proceeds from long-term debt	792	1,096
Payments of long-term debt	(112)	(510)
Decrease in notes payable–affiliated companies	(512)	(8)
Dividend to parent	(67)	—
Contribution from parent	1,143	—
Payment of debt issuance costs	(8)	(12)
Payment of obligation for finance lease	(171)	—
Other financing activities, net	1	—
Net cash provided by financing activities	1,066	566
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(137)	(17)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	233	154
Cash, Cash Equivalents and Restricted Cash at End of Period	$96	$137
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		3,354		2,548		2,678		2,548
Non-cash contribution from parent		—		—		38		—
Contribution from parent		506		—		1,143		—
Other		—		—		1		—
Balance, end of period		3,860		2,548		3,860		2,548
Retained Earnings
Balance, beginning of period		968		616		944		563
Net income		147		103		208		156
Dividend to parent		(30)		—		(67)		—
Balance, end of period		1,085		719		1,085		719
Accumulated Other Comprehensive Loss
Balance, beginning of period		—		—		—		—
Balance, end of period		—		—		—		—
Total Member’s Equity		$4,945		$3,267		$4,945		$3,267

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Utility revenues	$788	$696	$2,543	$2,282
Non-utility revenues	8	25	17	34
Total	796	721	2,560	2,316
Expenses:
Utility natural gas	351	210	1,384	1,057
Non-utility cost of revenues, including natural gas	1	10	2	12
Operation and maintenance	202	239	440	486
Depreciation and amortization	113	118	220	236
Taxes other than income taxes	60	56	135	129
Total	727	633	2,181	1,920
Operating Income	69	88	379	396
Other Income (Expense):
Gain on sale	—	—	557	—
Interest expense and other finance charges	(30)	(32)	(59)	(64)
Other income (expense), net	(11)	1	(11)	2
Total	(41)	(31)	487	(62)
Income Before Income Taxes	28	57	866	334
Income tax expense (benefit)	1	(16)	203	39
Net Income	$27	$73	$663	$295

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$27	$73	$663	$295
Comprehensive income	$27	$73	$663	$295

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3	$15
Accounts receivable, less allowance for credit losses of $37 and $40, respectively	303	336
Accrued unbilled revenues, less allowance for credit losses of $1 and $6, respectively	126	335
Accounts and notes receivable–affiliated companies	14	28
Materials and supplies	95	82
Natural gas inventory	122	151
Non-trading derivative assets	21	8
Taxes receivable	21	28
Current assets held for sale	—	2,084
Regulatory assets	1,331	1,371
Prepaid expenses and other current assets	44	48
Total current assets	2,080	4,486
Property, Plant and Equipment:
Property, plant and equipment	13,663	12,934
Less: accumulated depreciation and amortization	3,949	3,826
Property, plant and equipment, net	9,714	9,108
Other Assets:
Goodwill	1,583	1,583
Regulatory assets	865	938
Non-trading derivative assets	5	4
Other non-current assets	31	34
Total other assets	2,484	2,559
Total Assets	$14,278	$16,153

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$7	$7
Current portion of long-term debt	1,275	—
Accounts payable	398	503
Accounts payable–affiliated companies	71	125
Notes payable–affiliated companies	—	441
Taxes accrued	100	152
Interest accrued	33	30
Customer deposits	93	92
Current liabilities held for sale	—	562
Other current liabilities	144	151
Total current liabilities	2,121	2,063
Other Liabilities:
Deferred income taxes, net	1,236	1,019
Benefit obligations	97	100
Regulatory liabilities	1,821	1,715
Other non–current liabilities	563	571
Total other liabilities	3,717	3,405
Long-Term Debt	3,296	5,552
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Additional paid-in capital	3,565	4,106
Retained earnings	1,569	1,017
Accumulated other comprehensive income	10	10
Total stockholder’s equity	5,144	5,133
Total Liabilities and Stockholder’s Equity	$14,278	$16,153

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$663	$295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220	236
Deferred income taxes	201	27
Gain on divestitures	(557)	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	203	265
Accounts receivable/payable–affiliated companies	(40)	(23)
Inventory	60	42
Accounts payable	(110)	(135)
Net regulatory assets and liabilities	136	(2,137)
Other current assets and liabilities	(7)	(49)
Other non-current assets and liabilities	(3)	(33)
Other operating activities, net	1	8
Net cash provided by (used in) operating activities	767	(1,504)
Cash Flows from Investing Activities:
Capital expenditures	(688)	(548)
Proceeds from divestiture	2,075	—
Other investing activities, net	7	20
Net cash provided by (used in) investing activities	1,394	(528)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(43)	(27)
Proceeds from (payments of) commercial paper, net	(325)	217
Proceeds from long-term debt	852	1,699
Payments of long-term debt	(425)	—
Dividends to parent	(831)	—
Payment of debt issuance costs	(8)	(10)
Increase (decrease) in notes payable–affiliated companies	(1,517)	151
Contribution from parent	125	—
Other financing activities, net	(1)	(2)
Net cash provided by (used in) financing activities	(2,173)	2,028
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(12)	(4)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	15	6
Cash, Cash Equivalents and Restricted Cash at End of Period	$3	$2

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		3,440		3,965		4,106		3,966
Non-cash contribution from parent		—		—		54		—
Contribution from parent		125		—		125		—
Contribution to parent for sale of Arkansas and Oklahoma Natural Gas businesses		—		—		(720)		—
Other		—		—		—		(1)
Balance, end of period		3,565		3,965		3,565		3,965
Retained Earnings
Balance, beginning of period		1,614		866		1,017		644
Net income		27		73		663		295
Dividend to parent		(72)		—		(111)		—
Balance, end of period		1,569		939		1,569		939
Accumulated Other Comprehensive Income
Balance, beginning of period		10		10		10		10
Balance, end of period		10		10		10		10
Total Stockholder’s Equity		$5,144		$4,914		$5,144		$4,914

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy completed the Restructuring on June 30, 2022, whereby the equity interests in Indiana Gas and VEDO, both subsidiaries it acquired in its acquisition of Vectren on February 1, 2019, were transferred from VUH to CERC Corp. As a result, Indiana Gas and VEDO became wholly owned subsidiaries of CERC Corp., to better align its organizational structure with management and financial reporting and to fund future capital investments more efficiently. The Restructuring was a non-cash common control acquisition by CERC. As a result, CERC acquired these businesses at CenterPoint Energy’s historical basis in these entities and prior year amounts were recast to reflect the Restructuring as if it occurred at the earliest period presented for which CenterPoint Energy had common control. The Restructuring did not impact CenterPoint Energy’s carrying basis in any entity, its allocation of goodwill to its reporting units, or its segment presentation. Neither CenterPoint Energy nor CERC recognized any gains or losses in connection with the Restructuring. SIGECO was not acquired by CERC and remains a subsidiary of VUH. See Note 9 for a discussion of the goodwill recorded at CERC as a result of this transaction. The Restructuring was authorized by the IURC in December 2021 and by the PUCO in January 2022.

As of June 30, 2022, and upon completion of the Restructuring discussed above, CenterPoint Energy’s operating subsidiaries were as follows:

•Houston Electric owns and operates electric transmission and distribution facilities in the Texas gulf coast area that includes the city of Houston.

•CERC Corp. (i) directly owns and operates natural gas distribution systems in Louisiana, Minnesota, Mississippi and Texas, (ii) indirectly, through Indiana Gas and VEDO, owns and operates natural gas distribution systems in Indiana and Ohio, respectively, and (iii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

•SIGECO provides energy delivery services to electric and natural gas customers located in and near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market; and

•Energy Systems Group provides energy performance contracting and sustainable infrastructure services, such as renewables, distributed generation and combined heat and power projects.

On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information regarding discontinued operations and divestitures, see Note 3.

As of June 30, 2022, CenterPoint Energy’s reportable segments were Electric and Natural Gas. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

As of June 30, 2022, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

Certain prior year amounts have been reclassified to conform to the current year reportable segment presentation described in Note 15 and to reflect the impacts of discontinued operations and the Restructuring.

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

CenterPoint Energy and CERC recognized gains of $303 million and $557 million, respectively, net of transaction costs of $59 million, in connection with the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses during the six months ended June 30, 2022. CenterPoint Energy and CERC collected a receivable of $15 million in May 2022 for full and final settlement of the working capital adjustment under the Asset Purchase Agreement.

As a result of the sale of the Arkansas and Oklahoma Natural Gas businesses, there were no assets or liabilities classified as held for sale as of June 30, 2022. The assets and liabilities of the Arkansas and Oklahoma Natural Gas businesses classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, as of December 31, 2021 included the following:

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

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (1)	2021	2022 (1)	2021
	(in millions)
Income from Continuing Operations Before Income Taxes	$—	$10	$9	$62

(1)Reflects January 1, 2022 to January 9, 2022 results only due to of the sale of the Arkansas and Oklahoma Natural Gas businesses.

Effective on the date of the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses, a subsidiary of CenterPoint Energy entered into the Transition Services Agreement, whereby that subsidiary agreed to provide certain transition services such as accounting, customer operations, procurement, and technology functions for a term of up to twelve months. Subject to the conditions in the Transition Services Agreement, Southern Col Midco may terminate these support services with 60 days prior written notice.

CenterPoint Energy’s charges to Southern Col Midco for reimbursement of transition services were $10 million and $19 million during the three and six months ended June 30, 2022. Actual transitional services costs incurred are recorded net of amounts charged to Southern Col Midco. CenterPoint Energy had accounts receivable from Southern Col Midco of $7 million as of June 30, 2022 for transition services.

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

During the six months ended June 30, 2022, CenterPoint Energy sold all of its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units. See Note 10 for further information regarding Energy Transfer equity securities.

Additionally, CenterPoint Energy’s disposal of its interests in Enable represented a strategic shift that will have a major effect on CenterPoint Energy’s operations or financial results, and as such, its equity investment in Enable was classified and presented as held for sale. The equity in earnings of unconsolidated affiliates, net of tax, associated with CenterPoint Energy’s equity investment in Enable was reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income for the three and six months ended June 30, 2021.

A summary of discontinued operations presented in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Equity Method Investment in Enable
	(in millions)
Equity in earnings of unconsolidated affiliate, net	$67	$175
Income from discontinued operations before income taxes	67	175
Income tax expense	16	41
Net income from discontinued operations	$51	$134
CenterPoint Energy has elected not to separately disclose discontinued operations on its respective Condensed Statements of Consolidated Cash Flows. The following table summarizes CenterPoint Energy’s cash flows from discontinued operations and certain supplemental cash flow disclosures, as applicable:

Six Months Ended June 30, 2021
Equity Method Investment in Enable
(in millions)
Equity in earnings of unconsolidated affiliate - operating	$(175)
Distributions from unconsolidated affiliate - operating	77

Distributions Received from Enable (CenterPoint Energy):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021		2021
	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable Common Units	$0.16525	$38	$0.33050	$77
Enable Series A Preferred Units	0.58730	9	1.21230	18
Total CenterPoint Energy		$47		$95

Transactions with Enable (CenterPoint Energy and CERC):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in millions)
Natural gas expenses, includes transportation and storage costs	$16	$48

Summarized Financial Information for Enable (CenterPoint Energy)

As a result of the closing of the Enable Merger in 2021, there were no assets classified as held for sale as of December 31, 2021. Summarized consolidated balance sheet information for Enable on the closing of the Enable Merger is as follows:

December 2,
2021
(in millions)
Current assets	$594
Non-current assets	11,227
Current liabilities	1,254
Non-current liabilities	3,281
Non-controlling interest	26
Preferred equity	362
Accumulated other comprehensive loss	(1)
Enable partners’ equity	6,899
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,701
CenterPoint Energy’s basis difference	(2,732)
CenterPoint Energy’s equity method investment in Enable	$969

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in millions)
Operating revenues	$787	$1,757
Cost of sales, excluding depreciation and amortization	426	945
Depreciation and amortization	103	209
Operating income	124	330
Net income attributable to Enable Common Units	79	234
Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s interest	$42	$125
Basis difference amortization (1)	25	50
CenterPoint Energy’s equity in earnings, net (2)	$67	$175
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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended June 30, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,060	$827	$72	$1,959
Other (1)	(7)	(9)	1	(15)
Total revenues	$1,053	$818	$73	$1,944

	Six Months Ended June 30, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,958	$2,672	$117	$4,747
Other (1)	(12)	(30)	2	(40)
Total revenues	$1,946	$2,642	$119	$4,707

	Three Months Ended June 30, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$933	$718	$64	$1,715
Other (1)	4	22	1	27
Total revenues	$937	$740	$65	$1,742

	Six Months Ended June 30, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,766	$2,373	$117	$4,256
Other (1)	1	30	2	33
Total revenues	$1,767	$2,403	$119	$4,289

(1)Primarily consists of income from ARPs and leases. Total lease income was $3 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $4 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenue from contracts	$892	$791	$1,648	$1,478
Other (1)	(11)	(5)	(21)	(8)
Total revenues	$881	$786	$1,627	$1,470

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and six months ended June 30, 2022 and 2021.

CERC

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenue from contracts	$805	$701	$2,590	$2,291
Other (1)	(9)	20	(30)	25
Total revenues	$796	$721	$2,560	$2,316

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and six months ended June 30, 2022 and 2021.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of June 30, 2022, CenterPoint Energy’s contract assets primarily relate to Energy Systems Group contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. As of June 30, 2022, CenterPoint Energy’s contract liabilities primarily relate to Energy Systems Group contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable related to ASC 606 revenues, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers, excluding balances related to assets held for sale, as of December 31, 2021 and June 30, 2022, respectively, are presented below.

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2021	$627	$513	$15	$16
Closing balance as of June 30, 2022	740	316	16	39
Increase (decrease)	$113	$(197)	$1	$23

The amount of revenue recognized during the six-month period ended June 30, 2022 that was included in the opening contract liability was $13 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2021	$225	$127	$4
Closing balance as of June 30, 2022	327	142	6
Increase (decrease)	$102	$15	$2

The amount of revenue recognized during the six-month period ended June 30, 2022 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2021	$319	$335
Closing balance as of June 30, 2022	314	126
Increase (decrease)	$(5)	$(209)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of June 30, 2022:
Corporate and Other	$285	$576	$861
	$285	$576	$861

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service cost (1)	$8	$10	$16	$20
Interest cost (2)	17	14	32	29
Expected return on plan assets (2)	(23)	(26)	(48)	(52)
Amortization of net loss (2)	7	10	14	19
Settlement cost (benefit) (2) (3)	30	(1)	30	(1)
Net periodic cost	$39	$7	$44	$15

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

Postretirement Benefits

	Three Months Ended June 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$—	$—	$—	$1
Interest cost (2)	2	1	1	2	1	—
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	—
Amortization of prior service cost (credit) (2)	—	(1)	1	(1)	(1)	—
Amortization of net loss (2)	(1)	—	(1)	—	—	—
Net periodic cost (benefit)	$—	$(1)	$1	$—	$(1)	$1

	Six Months Ended June 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$1
Interest cost (2)	4	2	2	4	2	1
Expected return on plan assets (2)	(2)	(2)	—	(2)	(2)	—
Amortization of prior service cost (credit) (2)	(1)	(2)	1	(2)	(2)	—
Amortization of net loss (2)	(2)	(1)	(1)	—	—	—
Net periodic cost (benefit)	$—	$(3)	$2	$1	$(2)	$2

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

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2022	$7	$—	$—
Expected contribution to postretirement benefit plans in 2022	8	1	4

The table below reflects the contributions made to the pension and postretirement benefit plans:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—	$4	$—	$—
Postretirement benefit plans	2	1	2	4	1	2

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

	June 30, 2022			December 31, 2021
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$190	$89	$51	$199	$100	$51

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments at SIGECO.
(2)Represents Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation to be recovered in rates through 2024 and certain storm restoration and mobile generation balances pending recovery in the next rate proceeding. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas and costs associated with investments in Indiana.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended June 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$12	$12	$1	$11	$11	$1

	Six Months Ended June 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$22	$21	$1	$19	$18	$1

February 2021 Winter Storm Event

Amounts for the under recovery of natural gas costs associated with the February 2021 Winter Storm Event are reflected in current and non-current regulatory assets on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Recovery of natural gas costs within the regulatory assets are probable and are subject to customary regulatory prudence reviews in all jurisdictions that may impact the amounts ultimately recovered. CenterPoint Energy and CERC have begun recovery of natural gas costs in Indiana, Louisiana, Mississippi and Minnesota, and recovery of natural gas costs in Indiana is nearly complete. CenterPoint Energy and CERC have filed for securitization of natural gas costs in Texas, received commission approval and issuance of financing order in 2022, and expect the Texas Public Financing Authority to issue customer rate relief bonds in 2022. As part of the closing of the sale of CenterPoint Energy’s and CERC’s Natural Gas businesses in Arkansas and Oklahoma, CERC received as part of the purchase price $398 million for unrecovered natural gas costs associated with the February 2021 Winter Storm Event. In testimonies filed on December 22, 2021 and February 11, 2022, in CERC’s high gas cost prudency review case, the Minnesota Attorney General’s Office, Minnesota Department of Commerce, and Citizens Utility

Board have proposed significant disallowances for all natural gas utilities, resulting in potential disallowances for CenterPoint Energy and CERC. Recommended disallowances for CERC include up to $45 million proposed by the Minnesota Department of Commerce, $82 million proposed by the Citizens Utility Board, and $409 million (or in the alternative $57 million) proposed by the Attorney General’s Office. The natural gas costs in Minnesota were incurred in accordance with the plan on file with the MPUC and CenterPoint Energy believes the costs were prudently incurred and are eligible for recovery through an existing mechanism. In May 2022, the administrative law judges reviewing the gas prudency case concluded that CERC acted prudently in connection with the February 2021 Winter Storm Event and recommended no disallowance of CERC’s jurisdictional gas costs incurred during the event. The commissioners of the MPUC are scheduled to hear oral arguments on the administrative law judges’ report on August 4, 2022, and will begin deliberations on August 11, 2022. CenterPoint Energy and CERC anticipate a final decision in the third quarter of 2022. Additionally, due to the uncertainty of timing and method of recovery in some jurisdictions, CenterPoint Energy and CERC may not earn a return on amounts deferred in the regulatory assets associated with the February 2021 Winter Storm Event.

As of June 30, 2022, CenterPoint Energy and CERC have recorded current regulatory assets of $1,186 million and $1,185 million, respectively, and non-current regulatory assets of $272 million and $272 million, respectively, associated with the February 2021 Winter Storm Event. As of December 31, 2021, CenterPoint Energy and CERC have recorded current regulatory assets of $1,410 million and $1,399 million, respectively, of which $154 million related to Arkansas and Oklahoma has been reflected in held for sale at both CenterPoint Energy and CERC, and non-current regulatory assets of $583 million and $583 million, respectively, of which $244 million related to Arkansas and Oklahoma has been reflected in held for sale at both CenterPoint Energy and CERC, associated with the February 2021 Winter Storm Event.

As of both June 30, 2022 and December 31, 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, as of both June 30, 2022 and December 31, 2021, CenterPoint Energy and Houston Electric recorded a regulatory asset of $15 million to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

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

(a)Non-Trading Activities

Commodity Derivative Instruments (CenterPoint Energy and CERC). CenterPoint Energy and CERC, through the Indiana Utilities, enter into certain derivative instruments to mitigate the effects of commodity price movements. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset.

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

The table below summarizes CenterPoint Energy’s outstanding interest rate hedging activity:

	June 30, 2022	December 31, 2021
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)Relates to interest rate derivative instruments at SIGECO. On June 13, 2022, SIGECO amended the LIBOR interest rate swaps to adjust the termination date to May 1, 2023.

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

(b)Derivative Fair Values and Income Statement Impacts (CenterPoint Energy and CERC)

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of derivative assets and liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		June 30, 2022		December 31, 2021
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$26	$—	$9	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	6	—	5	—
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	—	—	—	2
Interest rate derivatives	Other Liabilities: Non-trading derivative liabilities	—	—	—	12
Indexed debt securities derivative (2)	Current Liabilities	—	732	—	903
Total		$32	$732	$14	$917

CERC

		June 30, 2022		December 31, 2021
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$21	$—	$8	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	5	—	4	—
Total		$26	$—	$12	$—

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

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2022	2021	2022	2021
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$65	$(77)	$171	$(51)

(1)The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

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

	June 30, 2022 (1)	December 31, 2021
	(in millions)
Aggregate fair value of derivatives with credit risk-related contingent features in a liability position	$—	$14
Fair value of collateral already posted	—	7
Additional collateral required to be posted if credit risk contingent features triggered (2)	—	7

(1)As of June 30, 2022, all derivatives with credit risk-related contingent features were in an asset position.
(2)The maximum collateral required if further escalating collateral is triggered would equal the net liability position.

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$658	$—	$—	$658	$1,439	$—	$—	$1,439
Investments, including money market funds (1)	38	—	—	38	42	—	—	42
Natural gas derivatives	—	32	—	32	—	14	—	14
Total assets	$696	$32	$—	$728	$1,481	$14	$—	$1,495
Liabilities
Indexed debt securities derivative	$—	$732	$—	$732	$—	$903	$—	$903
Interest rate derivatives	—	—	—	—	—	14	—	14
Total liabilities	$—	$732	$—	$732	$—	$917	$—	$917

Houston Electric

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$23	$—	$—	$23	$27	$—	$—	$27
Total assets	$23	$—	$—	$23	$27	$—	$—	$27

CERC

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$13	$—	$—	$13	$14	$—	$—	$14
Natural gas derivatives	—	26	—	26	—	12	—	12
Total assets	$13	$26	$—	$39	$14	$12	$—	$26

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

	June 30, 2022			December 31, 2021
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$15,001	$6,169	$4,571	$16,086	$5,495	$5,552
Fair value	14,225	5,705	4,496	17,385	6,230	5,999

(1)Includes Securitization Bond debt.

(9) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment is as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Electric (1)	$936	$936
Natural Gas (2)	2,920	2,920
Corporate and Other	438	438
Total	$4,294	$4,294
CERC’s goodwill has been recast to reflect the Restructuring and is as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Goodwill (2) (3)	$1,583	$1,583
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
(3)Includes $972 million of goodwill attributable to the businesses transferred in the Restructuring as of both June 30, 2022 and December 31, 2021. See below for a discussion of the goodwill valuation determination.

When the net assets or equity interest transferred in a common-control transaction constitute a business, goodwill is included with the net assets transferred at the parent company’s historical basis. CenterPoint Energy applied a relative fair value methodology to determine the amount of goodwill to allocate to CERC from its natural gas reporting unit as part of the Restructuring.

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

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(14)	$19	$33	$(12)	$21
Trade names	16	(6)	10	16	(5)	11
Operation and maintenance agreements (1)	12	(1)	11	12	(1)	11
Other	2	(1)	1	2	(1)	1
Total	$63	$(22)	$41	$63	$(19)	$44

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$2	$2	$3	$3
CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
Remaining six months of 2022	$3
2023	6
2024	5
2025	5
2026	5
2027	4

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

During February and March 2022, CenterPoint Energy executed its previously announced plan to exit the midstream sector by selling the remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units it held as discussed below. CenterPoint Energy used the proceeds from these sales to redeem outstanding debt and pay incurred expenses associated with the early redemptions. See Note 11 for further information.

CenterPoint Energy’s sales of equity securities during the six months ended June 30, 2022 are as follows:

Equity Security/Date Sold	Units Sold	Proceeds (1)
		(in millions)
Energy Transfer Common Units
February and March 2022	50,999,768	$515
Energy Transfer Series G Preferred Units
March 2022	192,390	$187

(1)Proceeds are net of transaction costs.

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (Loss) on Equity Securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Gains (Losses) on Equity Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
AT&T Common	$(27)	$(15)	$(37)	$—
Charter Common	(67)	90	(160)	52
WBD Common	33	—	33	—
Energy Transfer Common Units	—	—	95	—
Energy Transfer Series G Preferred Units	—	—	(9)	—
Other	—	—	—	—
Total	$(61)	$75	$(78)	$52

CenterPoint Energy recorded net unrealized losses of $61 million and $164 million for the three and six months ended June 30, 2022 and net unrealized gains of $75 million and $52 million for the three and six months ended June 30, 2021 respectively, for equity securities held as of June 30, 2022 and 2021.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held		Carrying Value
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
			(in millions)
AT&T Common	10,212,945	10,212,945	$214	$251
Charter Common	872,503	872,503	409	569
WBD Common	2,470,685	—	33	—
Energy Transfer Common Units	—	50,999,768	—	420
Energy Transfer Series G Preferred Units	—	192,390	—	196
Other			2	3
Total			$658	$1,439

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of June 30, 2022. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	June 30, 2022	December 31, 2021
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	—

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of June 30, 2022, the ZENS, having an original principal amount of $828 million and a contingent principal amount of

$31 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

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

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses have third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $7 million and $7 million outstanding obligations related to the AMAs as of June 30, 2022 and December 31, 2021, respectively, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Outstanding obligations related to third-party AMAs associated with utility distribution service in Arkansas and Oklahoma of $36 million as of December 31, 2021 are reflected in current liabilities held for sale on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. See Note 3 for further information.

Debt Transactions. During the six months ended June 30, 2022, in addition to CERC’s debt exchange discussed further below, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
Houston Electric	February 2022	General Mortgage Bonds	$300	3.00%	2032
Houston Electric	February 2022	General Mortgage Bonds	500	3.60%	2052
		Total Houston Electric (1)	800
CERC	June 2022	Senior Notes	500	4.40%	2032
		Total CERC (2)	500
		Total CenterPoint Energy	$1,300

(1)Total proceeds, net of discounts and issuance expenses and fees, of approximately $784 million were used for general limited liability company purposes, including capital expenditures and the repayment of all or a portion of Houston Electric’s borrowings under the CenterPoint Energy money pool.
(2)Total proceeds, net of discounts and issuance expenses and fees, of approximately $495 million were used for general corporate purposes, including the issuance by CERC Corp.’s current subsidiaries, Indiana Gas and VEDO, of intercompany notes to CERC Corp. in June 2022; these subsidiaries used the funds to repay intercompany debt owed to VUH in connection with the Restructuring in June 2022.

Debt Exchange. As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million to such holders in exchange for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. The new CERC Corp. senior notes have the same principal amount, interest rate, and payment and maturity dates as the VUH PPNs for which they were exchanged. As a result of the exchange, CERC Corp. became the creditor for the PPNs originally issued by VUH, and CERC Corp. received $302 million of cash from VUH on June 30, 2022 in full repayment of the VUH PPNs.

Debt Repayments and Redemptions. During the six months ended June 30, 2022, the following debt instruments were repaid at maturity or redeemed prior to maturity with proceeds received from the sale of Energy Transfer units discussed further in Note 10:

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

(1)In January 2022, CERC provided notice of partial redemption, and on January 31, 2022, CERC redeemed a portion ($425 million) of the outstanding $1 billion aggregate principal amount of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest on the principal amount being redeemed.
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

Credit Facilities.

The Registrants had the following revolving credit facilities as of June 30, 2022:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2022 (2)	Termination Date
		(in millions)
February 4, 2021	CenterPoint Energy	$2,400	1.625%	65.0%	(3)	58.8%	February 4, 2024
February 4, 2021	Houston Electric	300	1.375%	67.5%	(3)	50.8%	February 4, 2024
February 4, 2021	CERC	900	1.250%	65.0%		47.1%	February 4, 2024
	Total	$3,600

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

On June 30, 2022, in connection with the Restructuring, VUH repaid in full all outstanding indebtedness and terminated all remaining commitments and other obligations under its $400 million amended and restated credit agreement dated as of February 4, 2021. VUH did not incur any penalties in connection with the early termination.

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of June 30, 2022.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	June 30, 2022				December 31, 2021
Registrant	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$11	$849	1.82%	$—	$11	$1,400	0.34%
CenterPoint Energy (2)	—	—	—	—%	—	—	350	0.21%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	574	1.93%	—	—	899	0.26%
Total	$—	$11	$1,423		$—	$11	$2,649

(1)Outstanding commercial paper generally has maturities of 60 days or less and each Registrants’ commercial paper program is backstopped by such Registrants’ long-term credit facilities. Houston Electric does not have a commercial paper program.
(2)This credit facility was entered into by VUH and was guaranteed by SIGECO, Indiana Gas and VEDO. This credit facility was terminated in connection with the Restructuring, as discussed above.
Liens. As of June 30, 2022, Houston Electric’s assets were subject to liens securing approximately $5.8 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. As of June 30, 2022, Houston Electric could issue approximately $4.4 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions.

Other. As of June 30, 2022, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on February 4, 2024. As of June 30, 2022, such financial institutions had issued $1 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
CenterPoint Energy - Continuing operations (1)	22%	(11)%	26%	6%
CenterPoint Energy - Discontinued operations	—%	24%	—%	23%
Houston Electric (2)	21%	15%	21%	14%
CERC (3)(4)	4%	(28)%	23%	12%

(1)CenterPoint Energy’s higher effective tax rate on income from continuing operations for the three and six months ended June 30, 2022 compared to the same periods ended June 30, 2021 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma, and a decrease in EDIT amortization of the net regulatory EDIT liability.
(2)Houston Electric’s higher effective tax rate for the three and six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by a decrease in the amount of amortization of the net regulatory EDIT liability.
(3)CERC’s higher effective tax rate for the three months ended June 30, 2022 compared to the same period ended June 30, 2021 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the

Natural Gas businesses in Arkansas and Oklahoma, and an increase in EDIT amortization of the net regulatory EDIT liability offset by the net expense effect in 2021 of a deferred state tax benefit for the revaluation of deferred tax assets and liabilities due to both the Arkansas and Oklahoma gas assets being held for sale and Louisiana and Oklahoma tax rates changes as well as the release of the valuation allowance on certain Louisiana NOLs in the quarter ended June 30, 2021, a period in which CERC had a loss.
(4)CERC’s higher effective tax rate for the six months ended June 30, 2022 compared to the same period ended June 30, 2021 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma offset by an increase in EDIT amortization of the net regulatory EDIT liability and the 2021 deferred state tax benefit for the revaluation of deferred tax assets and liabilities due to both the Arkansas and Oklahoma gas assets being held for sale and Louisiana and Oklahoma tax rates changes as well as the release of the valuation allowance on certain Louisiana NOLs in the quarter ended June 30, 2021.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $5 million as of June 30, 2022. The Registrants believe that it is reasonably possible that a decrease of less than $1 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2018 have been audited and settled with the IRS for CenterPoint Energy. For the 2019-2022 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger
2014-2019 tax years are currently under audit by the IRS.

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

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

As of June 30, 2022, other than discussed below, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy		CERC
	Natural Gas and Coal Supply	Other (1)	Natural Gas Supply
	(in millions)
Remaining six months of 2022	$594	$79	$449
2023	1,157	509	921
2024	986	187	855
2025	724	31	612
2026	552	31	474
2027	473	72	409
2028 and beyond	2,315	547	2,074

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 to 25 years and its purchase commitment under its BTA in Posey County, Indiana are included above. The remaining undiscounted payment obligations relate primarily to technology hardware and software agreements.

Excluded from the table above are estimates for cash outlays from other PPAs through Indiana Electric that do not have minimum thresholds but do require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms. The table above also excludes a BTA Indiana Electric entered into on July 5, 2022 to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price.

(b) Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, Energy Systems Group enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to Energy Systems Group’s role as a general contractor in the performance contracting industry, as of June 30, 2022, there were 55 open surety bonds supporting future performance with an aggregate face amount of approximately $595 million. Energy Systems Group’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of June 30, 2022, approximately 37% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to Energy Systems Group. In addition to these performance obligations, Energy Systems Group also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of June 30, 2022, there were 34 warranties totaling $541 million and an additional $1.2 billion in energy savings commitments not guaranteed by Vectren. Since Energy Systems Group’s inception in 1994, CenterPoint Energy believes Energy Systems Group has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products have operated effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of June 30, 2022 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of Energy Systems Group. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of June 30, 2022, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting Energy Systems Group’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $546 million as of June 30, 2022. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

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

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. As of June 30, 2022, management believes the exposure that remained outstanding under CERC Corp. guarantees issued prior to the closing of the transaction on June 1, 2020 is immaterial.

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 related to the performance of these guarantees.

(d) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to the February 2021 Winter Storm Event. Various legal matters are still proceeding with respect to the February 2021 Winter Storm Event. As of June 30, 2022, there are approximately 185 related lawsuits, which are pending, and in approximately 130 CenterPoint Energy, Utility Holding, LLC and Houston Electric, along with numerous other entities, have been named as defendants. Like other Texas energy companies and TDUs, CenterPoint Energy and Houston Electric have become involved in certain investigations, litigation and other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy, Utility Holding, LLC, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, retail electric providers, and other entities) have received, and may continue to receive, claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. The litigation is now consolidated in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding. The judge overseeing the multi-district litigation has issued an initial case management order and stayed all proceedings and discovery, including discovery related to damages. Per the case management order, the judge will first entertain dispositive motions in five representative or “bellwether” cases, which will likely be decided later this year and then likely appealed. Until the judge rules on those motions and any appeals of such rulings are resolved, further proceedings and discovery will likely remain stayed. CenterPoint Energy, Utility Holding, LLC, and Houston Electric intend to vigorously defend themselves against the claims raised.

CenterPoint Energy and Houston Electric have also responded to inquiries from the Texas Attorney General and the Galveston County District Attorney’s Office, and various other regulatory and governmental entities have conducted or are conducting inquiries, investigations and other reviews of the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, the event, including the electric generation shortfall issues. Such other entities include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service territory. Additionally, CenterPoint Energy and CERC have responded to inquiries from several state Attorneys General.

To date, there have not been demands, quantification, disclosure or discovery of damages by any party to the litigation that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the numerosity of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims.

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

(ii)Indiana MGPs (CenterPoint Energy and CERC). In the Indiana Gas service territory, the existence, location and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which CenterPoint Energy and CERC may have some remedial responsibility. A remedial investigation/feasibility study was completed at one of the sites under an agreed upon order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. The remaining sites have been submitted to the IDEM’s VRP. CenterPoint Energy has also identified its involvement in 5 manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP. CenterPoint Energy is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

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

	June 30, 2022
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$16	$14
Minimum estimated remediation costs	12	11
Maximum estimated remediation costs	51	44
Minimum years of remediation	5	5
Maximum years of remediation	50	50

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

As of June 30, 2022, CenterPoint Energy has recorded an approximate $91 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$190	$200	$721	$480
Less: Preferred stock dividend requirement (Note 18)	11	30	24	59
Income available to common shareholders from continuing operations - basic and diluted	179	170	697	421
Income available to common shareholders from discontinued operations - basic and diluted	—	51	—	134
Income available to common shareholders - basic and diluted	$179	$221	$697	$555
Denominator:
Weighted average common shares outstanding - basic	629,475,000	585,720,000	629,306,000	568,728,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,188,000	3,558,000	2,188,000	3,558,000
Series C Preferred Stock	—	7,052,000	—	23,844,000
Weighted average common shares outstanding - diluted	631,663,000	596,330,000	631,494,000	596,130,000

Anti-dilutive Incremental Shares Excluded from Denominator for Diluted Earnings Computation:
Series B Preferred Stock	—	35,898,000	—	35,917,000

Earnings Per Common Share:
Basic earnings per common share - continuing operations	$0.28	$0.29	$1.11	$0.74
Basic earnings per common share - discontinued operations	—	0.09	—	0.24
Basic Earnings Per Common Share	$0.28	$0.38	$1.11	$0.98
Diluted earnings per common share - continuing operations	$0.28	$0.29	$1.10	$0.71
Diluted earnings per common share - discontinued operations	—	0.08	—	0.22
Diluted Earnings Per Common Share	$0.28	$0.37	$1.10	$0.93

(15) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which its CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments. Certain prior year amounts have been reclassified for discontinued operations as described below. Additionally, during the six months ended June 30, 2022, CenterPoint Energy sold certain assets previously owned by entities within Corporate and Other to businesses within the Electric and Natural Gas reportable segments. Prior year amounts were reclassified as a result of this transaction in the six months ended June 30, 2022 and as described in the combined 2021 Form 10-K.

In 2021, CenterPoint Energy’s equity investment in Enable was classified and presented as held for sale and discontinued operations. On December 2, 2021, Enable completed the previously announced Enable Merger pursuant to the Enable Merger Agreement entered into on February 16, 2021. See Note 3 for further information.

As of June 30, 2022, reportable segments by Registrant were as follows:

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

CERC

•CERC’s single reportable segment following the Restructuring consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Indiana, Louisiana, Minnesota, Mississippi, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

Financial data for reportable segments is as follows, including Corporate and Other and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Three Months Ended June 30,
	2022			2021
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income
	(in millions)
Electric	$1,053	(1)	$173	$937	(1)	$125
Natural Gas	818		28	740		74
Corporate and Other	73		(11)	65		1
Continuing Operations	$1,944		190	$1,742		200
Discontinued Operations, net			—			51
Consolidated			$190			$251

	Six Months Ended June 30,
	2022			2021
	Revenues from External Customers		Net Income	Revenues from External Customers		Net Income (Loss)
	(in millions)
Electric	$1,946	(1)	$255	$1,767	(1)	$200
Natural Gas	2,642		426	2,403		303
Corporate and Other	119		40	119		(23)
Continuing Operations	$4,707		721	$4,289		480
Discontinued Operations, net			—			134
Consolidated			$721			$614

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Affiliates of NRG	$245	$192	$470	$387
Affiliates of Vistra Energy Corp.	114	87	219	175

	Total Assets
	June 30, 2022	December 31, 2021
	(in millions)
Electric	$17,769	$16,548
Natural Gas	16,237	16,270
Corporate and Other, net of eliminations (1)	2,210	2,523
Continuing Operations	36,216	35,341
Assets Held for Sale	—	2,338
Consolidated	$36,216	$37,679

(1)Total assets included pension and other postemployment-related regulatory assets of $436 million and $427 million as of June 30, 2022 and December 31, 2021, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(16) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$219	$96	$41	$261	$92	$59
Income tax payments (refunds), net	267	130	5	13	—	(11)
Non-cash transactions:
Accounts payable related to capital expenditures	352	221	147	249	185	99
ROU assets obtained in exchange for lease liabilities (1)	1	—	—	2	—	1

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	June 30, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$555	$78	$3	$230	$214	$15
Restricted cash included in Prepaid expenses and other current assets	22	18	—	24	19	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$577	$96	$3	$254	$233	$15

(1)Houston Electric’s Cash and cash equivalents as of June 30, 2022 and December 31, 2021 included $78 million and $92 million, respectively, of cash related to the Bond Companies.
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

The table below summarizes CenterPoint Energy money pool activity:

	June 30, 2022		December 31, 2021
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$272	$—	$(512)	$(224)
Weighted average interest rate	1.85%	1.85%	0.34%	0.34%

(1)Included in Accounts and notes receivable (payable)–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets.

As a result of the Restructuring, CERC acquired Indiana Gas and VEDO, which had notes payable to VUH for borrowings under the VUH money pool in the amount of $217 million and a weighted average interest rate of 0.21% as of December 31, 2021. These notes were repaid to VUH on June 30, 2022 in connection with the Restructuring.

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$37	$51	$47	$58	$76	$109	$90	$114
Net affiliate service charges (billings)	(9)	9	(1)	1	(15)	15	(2)	2

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$30	$72	$—	$—	$67	$111	$—	$—
Cash dividend paid to parent related to the sale of the Arkansas and Oklahoma Natural Gas businesses	—	—	—	—	—	720	—	—
Cash contribution from parent	506	125	—	—	1,143	125	—	—
Net assets acquired in the Restructuring (1)	—	2,345	—	—	—	2,345	—	—
Non-cash capital contribution from parent in payment for property, plant and equipment below	—	—	—	—	38	54	—	—
Cash paid to parent for property, plant and equipment below	13	13	—	—	65	61	—	—
Property, plant and equipment from parent (2)	13	13	—	—	103	115	—	—

(1) The Restructuring was a common control transaction that required the recasting of financial information to the earliest period presented. Therefore, the net asset transfer is not reflected during the current period on CERC’s Condensed Statements of Consolidated Changes in Equity.
(2) Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

Common Control Transaction

The Restructuring has been accounted for as a common control transaction as there is no change in the control over the assets acquired and liabilities assumed. As a result, CERC acquired these businesses at CenterPoint Energy’s historical basis in these entities and prior year amounts were recast to reflect the Restructuring as if it occurred at the earliest period presented for which CenterPoint Energy had common control.

The following table presents the as reported and recast amounts for CERC’s Condensed Consolidated Balance Sheet.

	December 31, 2021
	As Reported	Recast
	(in millions)
Total Assets	$11,110	$16,153
Total Liabilities	8,109	11,020
Retained Earnings	765	1,017
Total Equity	3,001	5,133

The following table presents the as reported and recast amounts for CERC’s Condensed Statements of Consolidated Income.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	As Reported	Recast	As Reported	Recast
	(in millions)
Net income	$58	$73	$209	$295

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Common Stock	$0.170	$0.160	$0.170	$0.160	$0.170	$0.160	$0.340	$0.320
Series A Preferred Stock	—	—	—	—	—	—	30.625	30.625
Series B Preferred Stock	—	17.500	—	17.500	—	17.500	—	35.000
Series C Preferred Stock (1)	—	—	—	—	—	—	—	0.160

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

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	800,000	800,000	$790	$790
		800,000	800,000	$790	$790

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Series A Preferred Stock	$11	$13	$24	$25
Series B Preferred Stock	—	17	—	34
Total income allocated to preferred shareholders	$11	$30	$24	$59

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(62)	$—	$10	$(87)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(34)	—	—	—	—	—
Other comprehensive income from unconsolidated affiliates	—	—	—	1	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	—	—	—	—	—
Actuarial losses (1)	1	—	—	2	—	—
Settlement (2)	13	—	—	—	—	—
Tax expense	(4)	—	—	(1)	—	—
Net current period other comprehensive income (loss)	(23)	—	—	2	—	—
Ending Balance	$(85)	$—	$10	$(85)	$—	$10
	Six Months Ended June 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(64)	$—	$10	$(90)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(34)	—	—	—	—	—
Other comprehensive income (loss) from unconsolidated affiliates	—	—	—	2	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	—	—	—	—	—
Actuarial losses (1)	2	—	—	4	—	—
Settlement (2)	13	—	—	—	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	—	—	—
Tax expense	(4)	—	—	(1)	—	—
Net current period other comprehensive income (loss)	(21)	—	—	5	—	—
Ending Balance	$(85)	$—	$10	$(85)	$—	$10

(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(19) Leases

In 2021 Houston Electric entered into a temporary short-term lease and a long-term lease, each for mobile generation. The short-term lease agreement allows Houston Electric to take delivery of mobile generation assets on a short-term basis with a term ending in the third quarter of 2022. Per Houston Electric’s short term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled $72 million and $20 million as of June 30, 2022 and December 31, 2021, respectively.

Houston Electric took delivery of an additional 128 MW of mobile generation under the long-term lease during the six months ended June 30, 2022 and remitted a cash payment under the lease of $171 million. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term mobile generation agreement was not significant as of June 30, 2022 and December 31, 2021 and relates to removal costs that will be incurred at the end of the lease term. The long-term lease agreement includes up to 505 MW of mobile generation of which 253 MW and 125 MW was delivered as of June 30, 2022 and December 31, 2021, respectively, triggering lease commencement at delivery, and has an initial term ending in 2029 for all mobile generation leases. As of June 30, 2022, Houston Electric has secured a first lien on all the generation equipment long-term leases and no amount of the payments made by Houston Electric under long-term leases were held in escrow.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$2	$—	$—	$2	$—	$1
Short-term lease cost	37	37	—	25	25	—
Variable lease cost	—	—	—	—	—	—
Total lease cost (1)	$39	$37	$—	$27	$25	$1

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$2	$—	$1	$4	$—	$2
Short-term lease cost	84	83	—	35	35	—
Variable lease cost	—	—	—	—	—	—
Total lease cost (1)	$86	$83	$1	$39	$35	$2

(1) CenterPoint Energy and Houston Electric defer finance lease costs for mobile generation to Regulatory assets for recovery rather than to Depreciation and Amortization in the Condensed Statements of Consolidated Income.

The components of lease income were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$1	$—	$1	$1	$—	$—
Variable lease income	1	—	—	1	—	—
Total lease income	$2	$—	$1	$2	$—	$—

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$3	$—	$1	$3	$—	$1
Variable lease income	1	—	—	1	—	—
Total lease income	$4	$—	$1	$4	$—	$1

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$15	$1	$7	$22	$1	$12
Finance ROU assets (2)	332	332	—	179	179	—
Total leased assets	$347	$333	$7	$201	$180	$12
Liabilities:
Current operating lease liability (3)	$4	$—	$2	$6	$1	$2
Non-current operating lease liability (4)	11	1	5	17	—	11
Total leased liabilities (5)	$15	$1	$7	$23	$1	$13

Weighted-average remaining lease term (in years) - operating leases	5.1	4.7	4.3	6.2	4.1	6.5
Weighted-average discount rate - operating leases	3.13%	3.20%	3.54%	3.10%	2.86%	3.20%
Weighted-average remaining lease term (in years) - finance leases	7.0	7.0	—	7.5	7.5	—
Weighted-average discount rate - finance leases	2.21%	2.21%	—	2.21%	2.21%	—

(1)Reported within Other assets in the Registrants’ respective Condensed Consolidated Balance Sheets.
(2)Reported within Property, Plant and Equipment in the Registrants’ respective Condensed Consolidated Balance Sheets. Finance lease assets are recorded net of accumulated amortization.
(3)Reported within Current other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(5)Finance lease liabilities were not material as of June 30, 2022 or December 31, 2021 and are reported within Other long-term debt in the Registrants’ respective Condensed Consolidated Balance Sheets when applicable.

As of June 30, 2022, finance lease liabilities were not significant to the Registrants. As of June 30, 2022, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2022	$3	$1	$1
2023	4	—	2
2024	4	—	2
2025	2	—	1
2026	2	—	1
2027 and beyond	2	—	—
Total lease payments	17	1	7
Less: Interest	2	—	—
Present value of lease liabilities	$15	$1	$7

As of June 30, 2022, future minimum finance lease payments were not significant to the Registrants, exclusive of approximately $347 million of legally-binding undiscounted minimum lease payments for finance leases for approximately 252 MW of mobile generation leases signed but not yet commenced. As of June 30, 2022, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2022	$3	$—	$2
2023	6	1	3
2024	6	1	3
2025	6	1	3
2026	7	—	4
2027	6	—	4
2028 and beyond	136	—	132
Total lease payments to be received	$170	$3	$151

Other information related to leases is as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$1	$—	$—	$2	$—	$1

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$3	$—	$1	$3	$—	$2
Financing cash flows from finance leases included in the measurement of lease liabilities	171	171	—	—	—	—

See Note 16 for information on ROU assets obtained in exchange for operating lease liabilities.

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	July 21, 2022	August 18, 2022	September 8, 2022	$0.1800
Series A Preferred Stock	July 21, 2022	August 15, 2022	September 1, 2022	$30.6250

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

RECENT EVENTS

Restructuring. CenterPoint Energy completed the Restructuring on June 30, 2022 whereby the equity interests in Indiana Gas and VEDO, each of which were acquired in its acquisition of Vectren on February 1, 2019, were transferred from VUH to CERC Corp. As a result, Indiana Gas and VEDO became wholly owned subsidiaries of CERC Corp. to better align its organizational structure with management and financial reporting and to fund future capital investments more efficiently. For additional information, see Note 1 to the Interim Condensed Financial Statements.

Debt Exchange. As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million in return for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. For additional information, see Note 11 to the Interim Condensed Financial Statements.

VUH Credit Facility. On June 30, 2022, in connection with the Restructuring, VUH repaid in full all outstanding indebtedness and terminated all remaining commitments and other obligations under its $400 million amended and restated credit agreement dated as of February 4, 2021. For additional information, see Note 11 to the Interim Condensed Financial Statements.

Debt Transactions. During the six months ended June 30, 2022, Houston Electric issued $800 million and CERC issued $500 million in new debt, excluding the debt exchange discussed above, and CenterPoint Energy repaid or redeemed a combined $1,030 million of debt, including CERC’s redemption of $425 million of debt, excluding scheduled principal payments on Securitization Bonds. For information about debt transactions to date in 2022, see Note 11 to the Interim Condensed Financial Statements.

Sale of Energy Transfer Equity Securities. During the six months ended June 30, 2022, CenterPoint Energy sold its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units for net proceeds of $702 million. For more information, see Note 10 to the Interim Condensed Financial Statements.

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

Income available to common shareholders for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions)
Electric	$173	$125	$48	$255	$200	$55
Natural Gas	28	74	(46)	426	303	123
Total Utility Operations	201	199	2	681	503	178
Corporate & Other (1)	(22)	(29)	7	16	(82)	98
Discontinued Operations	—	51	(51)	—	134	(134)
Total CenterPoint Energy	$179	$221	$(42)	$697	$555	$142

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Income available to common shareholders decreased $42 million primarily due to the following items:

•an increase in net income of $48 million for the Electric reportable segment, as further discussed below;
•a decrease in net income of $46 million for the Natural Gas reportable segment, as further discussed below;
•an increase in income available to common shareholders of $7 million for Corporate and Other, partially driven by a decrease in income allocated to preferred shareholders of $19 million, primarily due to the conversion of the Series B Preferred Stock to Common Stock during 2021; and
•a decrease in income of $51 million from discontinued operations, discussed further in Note 3 to the Interim Condensed Financial Statements.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Income available to common shareholders increased $142 million primarily due to the following items:

•an increase in net income of $55 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $123 million for the Natural Gas reportable segment, as further discussed below;
•an increase in income available to common shareholders of $98 million for Corporate and Other, primarily due to the net gain of $86 million on Energy Transfer equity securities discussed further in Note 10 to the Interim Condensed Financial Statements and a decrease in income allocated to preferred shareholders of $35 million, primarily due to the conversion of the Series B Preferred Stock to Common Stock during 2021; and
•a decrease in income of $134 million from discontinued operations, discussed further in Note 3 to the Interim Condensed Financial Statements.

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

CenterPoint Energy’s CODM views net income as the measure of profit or loss for the reportable segments. Segment results include inter-segment interest income and expense, which may result in inter-segment profit and loss. During the six months ended June 30, 2022, CenterPoint Energy sold certain assets previously owned by entities within Corporate and Other to businesses within the Electric and Natural Gas reportable segments. Prior year amounts were reclassified as a result of the transaction in the six months ended June 30, 2022.

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

The following table provides summary data of the Electric reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,053	$937	$116	$1,946	$1,767	$179
Expenses:
Utility natural gas, fuel and purchased power	56	44	(12)	97	89	(8)
Operation and maintenance	449	429	(20)	886	840	(46)
Depreciation and amortization	205	194	(11)	397	368	(29)
Taxes other than income taxes	72	69	(3)	140	136	(4)
Total expenses	782	736	(46)	1,520	1,433	(87)
Operating Income	271	201	70	426	334	92
Other Income (Expense):
Interest expense and other finance charges	(59)	(58)	(1)	(116)	(114)	(2)
Other income, net	7	5	2	12	12	—
Income Before Income Taxes	219	148	71	322	232	90
Income tax expense	46	23	(23)	67	32	(35)
Net Income	$173	$125	$48	$255	$200	$55
Throughput (in GWh):
Residential	10,003	8,323	20%	16,349	14,393	14%
Total	29,270	26,886	9%	52,425	48,127	9%
Weather (percentage of 10-year average for service area):
Cooling degree days	126%	103%	23%	118%	104%	14%
Heating degree days	53%	138%	(85)%	121%	105%	16%
Number of metered customers at end of period:
Residential	2,517,362	2,464,358	2%	2,517,362	2,464,358	2%
Total	2,840,830	2,783,920	2%	2,840,830	2,783,920	2%

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2022 vs 2021	Six Months Ended June 30, 2022 vs 2021
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance	$46	$75
Weather, efficiency improvements and other usage impacts	34	42
Refund of protected and unprotected EDIT, offset in income tax expense	9	17
Customer growth	7	13
Miscellaneous revenues, primarily related to off-system sales	8	10
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	12	8
Customer rates	3	7
Bond Companies, offset in other line items	(3)	6
Bond Companies equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	1	3
Impacts from increased peak demand in 2021, collected in rates in 2022	1	2
Energy efficiency and pass-through offset in operation and maintenance	(2)	(4)
Total	$116	$179
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$(9)	$(12)
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(3)	4
Total	$(12)	$(8)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues	$(21)	$(43)
All other operation and maintenance expense, including insurance and bad debt	(12)	(12)
Materials and supplies, including variable production costs and fuel	(1)	(6)
Contract services	(1)	(8)
Bond Companies, offset in other line items	—	1
Energy efficiency and pass-through offset in revenues	2	5
Support services, primarily information technology cost	13	17
Total	$(20)	$(46)
Depreciation and amortization
Bond Companies, offset in other line items	$1	$(11)
Ongoing additions to plant-in-service	(12)	(18)
Total	$(11)	$(29)
Taxes other than income taxes
Franchise fees and other taxes	$2	$3
Incremental capital projects placed in service	(5)	(7)
Total	$(3)	$(4)
Interest expense and other finance charges
Bond Companies, offset in other line items	$2	$4
Incremental borrowings to fund capital expenditures	(3)	(6)
Total	$(1)	$(2)
Other income, net
Other non-operating income	$2	$—
Total	$2	$—

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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$818	$740	$78	$2,642	$2,403	$239
Expenses:
Utility natural gas, fuel and purchased power	357	213	(144)	1,414	1,104	(310)
Non-utility cost of revenues, including natural gas	1	10	9	2	12	10
Operation and maintenance	209	240	31	455	490	35
Depreciation and amortization	117	129	12	229	257	28
Taxes other than income taxes	61	57	(4)	138	131	(7)
Total expenses	745	649	(96)	2,238	1,994	(244)
Operating Income	73	91	(18)	404	409	(5)
Other Income (Expense):
Gain on sale	—	—	—	303	—	303
Interest expense and other finance charges	(33)	(34)	1	(63)	(67)	4
Other income (expense), net	(10)	2	(12)	(10)	2	(12)
Income Before Income Taxes	30	59	(29)	634	344	290
Income tax expense (benefit)	2	(15)	(17)	208	41	(167)
Net Income	$28	$74	$(46)	$426	$303	$123
Throughput (in Bcf):
Residential	28	30	(7)%	151	158	(4)%
Commercial and Industrial	90	88	2%	226	233	(3)%
Total	118	118	—%	377	391	(4)%
Weather (percentage of 10-year average for service area):
Heating degree days	102%	104%	(2)%	108%	100%	8%
Number of metered customers at end of period:
Residential	3,919,079	4,334,297	(10)%	3,919,079	4,334,297	(10)%
Commercial and Industrial	295,487	341,963	(14)%	295,487	341,963	(14)%
Total	4,214,566	4,676,260	(10)%	4,214,566	4,676,260	(10)%

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2022 vs 2021	Six Months Ended June 30, 2022 vs 2021
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$170	$406
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	12	56
Gross receipts tax, offset in taxes other than income taxes	5	14
Customer growth	1	5
Refund of protected and unprotected EDIT, offset in income tax expense	1	5
Non-volumetric and miscellaneous revenue	1	9
Energy efficiency, offset in operation and maintenance	—	(2)
Weather and usage	(14)	(5)
Other, primarily non-utility revenues	(20)	(15)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	(78)	(234)
Total	$78	$239
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	$(170)	$(406)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	26	96
Total	$(144)	$(310)
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$9	$10
Total	$9	$10
Operation and maintenance
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$31	$61
Energy efficiency, offset in revenues	—	2
Contract services	1	—
Labor and benefits	3	(3)
Other operation and maintenance expenses, including material and supplies and bad debt	(4)	(25)
Total	$31	$35
Depreciation and amortization
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$15	$30
Lower depreciation rates in Indiana from recent rate order	5	10
Incremental capital projects placed in service	(8)	(12)
Total	$12	$28
Taxes other than income taxes
Gross receipts tax, offset in revenues	$(5)	$(14)
Incremental capital projects placed in service	(4)	(5)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	5	12
Total	$(4)	$(7)
Gain on Sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$—	$303
Total	$—	$303
Interest expense and other finance charges
Impacts of February 2021 Winter Storm costs securitization	$1	$3
AFUDC and impacts of regulatory deferrals	1	2
Reduction of long term debt, net of issuances	(1)	(1)
Total	$1	$4
Other income (expense), net
Increase in Equity AFUDC	$1	$1
Increase to non-service benefit cost	(13)	(13)
Total	$(12)	$(12)
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$822	$725	$97	$1,515	$1,365	$150
Bond Companies	59	61	(2)	112	105	7
Total revenues	881	786	95	1,627	1,470	157
Expenses:
Operation and maintenance, excluding Bond Companies	403	389	(14)	797	760	(37)
Depreciation and amortization, excluding Bond Companies	120	107	(13)	234	212	(22)
Taxes other than income taxes	68	65	(3)	131	128	(3)
Bond Companies	54	55	1	103	93	(10)
Total expenses	645	616	(29)	1,265	1,193	(72)
Operating Income	236	170	66	362	277	85
Other Income (Expense)
Interest expense and other finance charges	(50)	(47)	(3)	(98)	(92)	(6)
Interest expense on Securitization Bonds	(4)	(5)	1	(8)	(11)	3
Other income, net	4	3	1	8	8	—
Income Before Income Taxes	186	121	65	264	182	82
Income tax expense	39	18	(21)	56	26	(30)
Net Income	$147	$103	$44	$208	$156	$52
Throughput (in GWh):
Residential	9,710	8,024	21%	15,698	13,725	14%
Total	27,704	25,396	9%	49,638	45,135	10%
Weather (percentage of 10-year average for service area):
Cooling degree days	127%	103%	24%	118%	104%	14%
Heating degree days	13%	142%	(129)%	124%	105%	19%
Number of metered customers at end of period:
Residential	2,382,145	2,333,786	2%	2,382,145	2,333,786	2%
Total	2,686,295	2,634,108	2%	2,686,295	2,634,108	2%

The following table provides variance explanations by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2022 vs 2021	Six Months Ended June 30, 2022 vs 2021
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers	$46	$75
Weather impacts and other usage	34	42
Refund of protected and unprotected EDIT, offset in income tax expense	9	17
Customer growth	7	13
Bond Companies, offset in other line items	(3)	6
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	1	3
Impacts from increased peak demand in 2021, collected in rates in 2022	1	2
Miscellaneous revenues, primarily related to right-of-way revenues	1	2
Energy efficiency, offset in operation and maintenance	(1)	(3)
Total	$95	$157
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues	$(21)	$(43)
Contract services	(1)	(6)
Other operation and maintenance expense, including insurance	(7)	(6)
Materials and Supplies, including fuel	1	(3)
Labor and benefits	1	2
Energy efficiency, offset in revenues	1	3
Support services, primarily information technology cost	12	16
Total	$(14)	$(37)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(13)	$(22)
Total	$(13)	$(22)
Taxes other than income taxes
Franchise fees and other taxes	$1	$4
Ongoing additions to plant-in-service	(4)	(7)
Total	$(3)	$(3)
Bond Companies expense
Operations and maintenance and depreciation expense, offset in other line items	$1	$(10)
	$1	$(10)
Interest expense and other finance charges
Incremental borrowings to fund capital expenditures	$(3)	$(6)
Total	$(3)	$(6)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in other line items	$1	$3
Total	$1	$3
Other income, net
Other non-operating income	$1	$—
Total	$1	$—

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. As a result of the Restructuring further discussed in Note 1 to the Interim Condensed Financial Statements, prior year amounts have been recast. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Natural Gas’ Business,” “— Risk Factors Affecting Our Businesses” and “— General Risk Factors Affecting Our Businesses” in Item 1A of Part I of the Registrants’ combined 2021 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$796	$721	$75	$2,560	$2,316	$244
Expenses:
Utility natural gas, fuel and purchased power	351	210	(141)	1,384	1,057	(327)
Non-utility cost of revenues, including natural gas	1	10	9	2	12	10
Operation and maintenance	202	239	37	440	486	46
Depreciation and amortization	113	118	5	220	236	16
Taxes other than income taxes	60	56	(4)	135	129	(6)
Total expenses	727	633	(94)	2,181	1,920	(261)
Operating Income	69	88	(19)	379	396	(17)
Other Income (Expense):
Gain on sale	—	—	—	557	—	557
Interest expense and other finance charges	(30)	(32)	2	(59)	(64)	5
Other income (expense), net	(11)	1	(12)	(11)	2	(13)
Income Before Income Taxes	28	57	(29)	866	334	532
Income tax expense (benefit)	1	(16)	(17)	203	39	(164)
Net Income	$27	$73	$(46)	$663	$295	$368
Throughput (in Bcf): [to be updated for IGC/VEDO]
Residential	27	29	(7)%	147	154	(5)%
Commercial and Industrial	82	80	3%	207	217	(5)%
Total	109	109	—%	354	371	(5)%
Weather (percentage of 10-year average for service area):
Heating degree days	102%	104%	(2)%	109%	100%	9%
Number of metered customers at end of period:
Residential	3,815,625	4,231,270	(10)%	3,815,625	4,231,270	(10)%
Commercial and Industrial	284,914	331,547	(14)%	284,914	331,547	(14)%
Total	4,100,539	4,562,817	(10)%	4,100,539	4,562,817	(10)%

The following table provides variance explanations by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2022 vs 2021	Six Months Ended June 30, 2022 vs 2021
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$167	$423
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	11	42
Gross receipts tax, offset in taxes other than income taxes	5	14
Customer growth	1	5
Refund of protected and unprotected EDIT, offset in income tax expense	1	5
Non-volumetric and miscellaneous revenue	1	8
Energy efficiency, offset in operation and maintenance	1	2
Weather and usage	(14)	(6)
Other, primarily non-utility revenues	(20)	(15)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	(78)	(234)
Total	$75	$244
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	$(167)	$(423)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	26	96
Total	$(141)	$(327)
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$9	$10
Total	$9	$10
Operation and maintenance
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$31	$61
Contract services	2	—
Labor and benefits	4	(2)
Energy efficiency, offset in revenues	(1)	(2)
Other operating and maintenance expense, including materials and supplies and insurance	1	(11)
Total	$37	$46
Depreciation and amortization
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$15	$30
Indiana lower depreciation rates from recent rate order	5	10
Incremental capital projects placed in service	(15)	(24)
Total	$5	$16
Taxes other than income taxes
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$5	$12
Incremental capital projects placed in service	(4)	(4)
Gross receipts tax, offset in revenues	(5)	(14)
Total	$(4)	$(6)
Gain on Sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$—	$557
Total	$—	$557
Interest expense and other finance charges
Impacts of February 2021 Winter Storm costs securitization	$1	$3
AFUDC and impacts of regulatory deferrals	2	3
Reduction of long term debt, net of issuances	(1)	(1)
Total	$2	$5
Other income (expense), net
Increase in Equity AFUDC	$1	$1
Increase to non-service benefit cost	(13)	(14)
Total	$(12)	$(13)

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

As a result of the Restructuring further discussed in Note 1 to the Interim Condensed Financial Statements, prior year amounts for CERC have been recast. The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$978	$188	$767	$(1,076)	$254	$(1,504)
Investing activities	942	(1,391)	1,394	(1,376)	(837)	(528)
Financing activities	(1,597)	1,066	(2,173)	2,442	566	2,028

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(305)	$125	$(31)
Changes in working capital	(276)	(207)	6
Change in net regulatory assets and liabilities (1)	2,442	30	2,273
Change in equity in earnings of unconsolidated affiliates (2)	175	—	—
Change in distributions from unconsolidated affiliates (2)	(77)	—	—
Lower pension contribution	4	—	—
Other	91	(14)	23
	$2,054	$(66)	$2,271

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

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$702	$—	$—
Capital expenditures	(497)	(405)	(140)
Net change in notes receivable from affiliated companies	—	(175)	—
Proceeds from divestitures	2,075	—	2,075
Other	38	26	(13)
	$2,318	$(554)	$1,922

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(1,451)	$—	$(542)
Net changes in long-term debt outstanding, excluding commercial paper	(2,428)	94	(1,272)
Net changes in debt issuance costs	20	4	2
Net changes in short-term borrowings	(16)	—	(16)
Payment of obligation for finance lease	(171)	(171)	—
Increased payment of common stock dividends	(31)	—	—
Decreased payment of preferred stock dividends	41	—	—
Net change in notes payable from affiliated companies	—	(504)	(1,668)
Contribution from parent	—	1,143	125
Dividend to parent	—	(67)	(831)
Other	(3)	1	1
	$(4,039)	$500	$(4,201)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock and Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining six months of 2022 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$1,901	$897	$802
Scheduled principal payments on Securitization Bonds	107	107	—
Minimum contributions to pension plans and other post-retirement plans	7	—	2
Finance lease for mobile generation	347	347	—

The Registrants expect that anticipated cash needs for the remaining six months of 2022 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans, anticipated proceeds from the Texas Public Financing Authority customer rate relief bonds for recovery of the gas cost incurred in Texas during the February 2021 Winter Storm Event, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Discretionary financing or refinancing may result in the issuance of debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

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

Regulatory Matters

February 2021 Winter Storm Event

For further information about the February 2021 Winter Storm Event, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric CPCN (CenterPoint Energy)

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Under the agreement, Capital Dynamics, with its partner Tenaska, contracted to build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the project. Indiana Electric also sought approval for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. A hearing was conducted on June 21, 2021. On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey solar project through a BTA and approved recovery of costs via a levelized rate over the anticipated 35-year life. The IURC also approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. Due to rising cost for the project, caused in part by supply chain issues in the energy industry, the rising costs of commodities and community feedback, we, along with Capital Dynamics, announced plans in January 2022 to downsize the Posey solar project to approximately 200 MW. The Posey solar project is expected to be placed in service by 2023. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval.

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. A hearing was conducted on January 26 through 28, 2022, and on June 28, 2022 the IURC approved the CPCN. On July 18, 2022, the OUCC filed a petition for rehearing and reconsideration with the IURC of the approved turbine cost estimate and pipeline cost recovery issues and, as of July 29, 2022, three organizations, the OUCC, Citizens Action Coalition and Indiana Industrial Energy Consumers, had filed notices of appeal of the petition with the Indiana Court of Appeals. Because the IURC order is effective pending the appeal, Indiana Electric will continue pursuing the construction of the combustion turbine facility during the period of the appeal with statutory assurances of cost recovery for reasonable costs incurred pursuing the project during the pendency of the appeal. The estimated $334 million turbine facility is planned to be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5 mile pipeline requiring FERC approval would also be constructed and operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. Construction of the turbines will begin following receipt of regulatory approval by FERC, which is anticipated between the fourth quarter of 2022 and first quarter of 2023. The turbines are targeted to be operational by year end 2025 but any delays resulting from an adverse decision from the IURC or the Indiana Court of Appeals could negatively impact that timing. Recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden LLC, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis Energy USA Inc., which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. Both solar arrays are expected to be placed in service by the end of 2023.

On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. Pending approval, the project is expected to be placed in service by 2025.

For more information regarding uncertainties related to our solar projects, see Item 1A of Part II of this combined Form 10-Q and “ —Solar Panel Issues” below.

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine, and it remains out of service. CenterPoint Energy is investigating this incident. The current estimate of the costs to repair F.B. Culley Unit 3 is approximately $7 million to $9 million, which will largely be capital expenditures. F.B. Culley Unit 3 is expected to return to service in 6 to 12 months depending on the availability of a replacement turbine and related materials. CenterPoint Energy is evaluating the applicability of insurance coverages. For the duration of the unplanned outage, CenterPoint Energy expects to meet its generation capacity needs from its other generation units and power purchase agreements.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

The State of Indiana has enacted legislation, Senate Bill 386, that would enable CenterPoint Energy to request approval from the IURC to securitize the remaining book value and removal costs associated with generating facilities to be retired in the next twenty-four months. The Governor of Indiana signed the legislation on April 19, 2021. On May 10, 2022, CenterPoint Energy (Indiana Electric) filed with the IURC to securitize qualified costs associated with its planned retirements of coal generation facilities. Total qualified costs are estimated at $359 million, of which $350 million would be financed and $9 million are estimated total ongoing costs. A hearing is scheduled before the IURC on September 7, 2022 and a final order is anticipated in early 2023.

Restructuring (CenterPoint Energy and CERC)

In July 2021, Indiana North and SIGECO filed petitions with the IURC for the approval of a new financial services agreement and the confirmation of Indiana North’s financing authority, and final orders were issued by the IURC on December 28, 2021. VEDO filed a similar application with the PUCO in September 2021 and the PUCO issued an order on January 26, 2022 adopting recommendations by PUCO staff. Both the IURC and PUCO approved the petitions. The orders allow the reissuance of existing debt of Indiana Gas and VEDO to CERC, to continue to amortize existing issuance expenses and discounts, and to treat any potential exchange fees as discounts to be amortized over the life of the debt. As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million in return for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. For further information on the debt exchange, see Note 11 to the Interim Condensed Financial Statements. CenterPoint Energy completed the transfer of Indiana Gas and VEDO from VUH to CERC on June 30, 2022 to better align its organizational structure with management and financial reporting and to fund future capital investments more efficiently. See Note 1 to the Interim Condensed Financial Statements for further information.

Texas Legislation (CenterPoint Energy and Houston Electric)

Houston Electric continues to review the effects of legislation passed in 2021 and is working with the PUCT regarding proposed rulemakings and pursuing implementation of these items where applicable. For example, in 2021 Houston Electric entered into two leases for temporary emergency electric energy (mobile generation): (1) a temporary short-term lease of 220 MW as of December 31, 2021 and reduced to 92 MW as of June 30, 2022 as assets were delivered under the long-term lease agreement and (2) a 7.5 year lease for up to 505 MW of mobile generation of which 253 MW and 125 MW was delivered as of June 30, 2022 and December 31, 2021. Houston Electric filed its DCRF application with the PUCT on April 5, 2022, and subsequently amended such filing on July 1, 2022 to show mobile generation in a separate Rider TEEEF, seeking recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements of approximating $200 million. The annual revenue increase requested for these lease agreements is approximately $57 million. These mobile generation leases are expected to support resiliency in major weather events, as was the case during the restoration process for Hurricane Nicholas in 2021. For additional information, see Note 19 to the Interim Condensed Financial Statements.

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

Minnesota Base Rate Cases (CenterPoint Energy and CERC)

On November 1, 2021, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $67 million with a projected test year ended December 31, 2022. The revenue increase is based upon a requested ROE of 10.2% and an overall rate of return of 7.06% on a total rate base of approximately $1.8 billion. CERC requested that an interim rate increase of approximately $52 million be implemented January 1, 2022 while the rate case is litigated. An alternative request was also filed on November 1, 2021. The alternative request proposed a final rate increase of $40 million that would be implemented in the rate case on January 1, 2022, and offered: an increase in rates for plant investment only using the overall rate of return approved in the prior rate case, an asymmetrical capital true-up, extension of the recovery of gas costs incurred to serve customers in February 2021 from the then current 27 month mechanism to 63 months, an income tax rider, continuation of the existing property tax rider and continued deferral of COVID-19 incremental costs along with additional adjustments. On December 30, 2021, the MPUC issued a written order denying the alternative request but extended the recovery for extraordinary gas costs to 63-months beginning on January 1, 2022. The MPUC also issued written orders on the general rate case filing which (1) accepted CERC’s rate-increase application with a time for final determination of September 1, 2022, (2) authorized the implementation of interim rates on January 1, 2022, of $42 million based on an overall rate of return of 6.46%, and (3) referred the case to the Office of Administrative Hearings for a contested case proceeding. On March 14, 2022, an Offer of Settlement was filed with the Office of Administrative Hearings which would resolve all issues in the rate case. The Settlement provides for a general revenue increase of $48.5 million and overall rate of return of 6.65% and is currently subject to review and approval by the MPUC. Final rate implementation is expected before the end of 2022.

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

CERC expects to submit its first innovation plan to the MPUC in the first half of 2023. The maximum allowable cost for an innovation plan will start at 1.75% of the utility's revenue in the state and could increase to 4% by 2033, subject to review and approval by the MPUC.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects may be significantly impacted by delays and/or increased costs. The potential delays and inflationary cost pressures communicated from the developers of our solar projects are primarily due to (i) unavailability of solar panels and other uncertainties related to the pending DOC investigation on anti-dumping and countervailing duties petition filed by a domestic solar manufacturer, (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China's Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. Preliminary findings from the DOC investigation, including potential tariff amounts, are expected to be released in August 2022, with a final decision expected between January and March 2023. In June 2022, President Biden authorized an executive order which would suspend anti-circumvention tariffs on solar panels for two years; however, the executive order could be subject to legal challenges and its effects remain uncertain. The resolution of these issues will determine what additional costs or delays our solar projects will be subject to. If any of these impacts result in cost increases for certain projects, such potential impacts are expected to result in the need for us to seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors” in the Registrants’ 2021 Form 10-K and Item 1A of Part II of this combined Form 10-Q.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its EECRF. CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Louisiana and Mississippi (RSP and RRA, respectively), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Minnesota and Mississippi (CIP and EECR, respectively). CenterPoint Energy is periodically involved in proceedings to adjust its capital tracking mechanisms in Indiana (CSIA for gas and TDSIC for electric) and Ohio (DRR), its decoupling mechanism in Indiana (SRC for gas), and its energy efficiency cost trackers in Indiana (EEFC for gas and DSMA for electric) and Ohio (EEFR). The table below reflects significant applications pending or completed since the Registrants’ combined 2021 Form 10-K was filed with the SEC through July 29, 2022.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
EECRF (1)	23	June 2022	TBD	TBD	The requested amount is comprised of the following: 2023 Program and Evaluation, Measurement and Verification costs of $38 million, a charge of $3 million related to the under-recovery of 2021 program costs including interest and rate case expenses, 2021 earned bonus of $23 million for a total of $64 million.
DCRF (1)	142	April 2022	TBD	TBD	As amended on July 1, 2022, the net change in distribution invested capital since its last base rate proceeding of over $1 billion for the period January 1, 2019 through December 31, 2021 for a revenue increase of $86 million, adjusted for load growth. In addition, the request includes approximately $200 million in mobile generation facilities during the calendar year ending December 31, 2021 representing a revenue increase of $57 million. The requested overall revenue increase is $142 million with a proposed effective date of September 1, 2022. On July 11, 2022, a partial settlement was filed resolving the non-mobile generation issues. The settlement provides for a black box reduction to the revenue requirement of $7.8 million for a revenue increase of $78 million and a September 1, 2022 effective date for rates. A hearing on mobile generation issues is currently scheduled for October 18 and 19, 2022.
TCOS	64	February 2022	April 2022	April 2022	Based on net change of invested capital of $574 million.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	34	March 2022	June 2022	June 2022	Based on net change in invested capital for calendar year 2021 of $213 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive (1)	8	May 2022	TBD	TBD	CIP Financial Incentive based on 2021 CIP program activity.
Rate Case (1)	67	November 2021	TBD	TBD	See discussion above under Minnesota Base Rate Case.
Decoupling	N/A	September 2021	September 2021	April 2022	Represents under-recovery of approximately $19 million recorded for and during the period July 1, 2020 through June 30, 2021, including an approximately $5 million adjustment related to the implementation of final rates from the general rate case filed in 2019.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA (1)	3	April 2022	August 2022	TBD
Based on ROE of 9.568% with 100 basis point (+/-) earnings band. Revenue increase of approximately $3 million based on 2021 test year adjusted earned ROE of 7.74%. Interim increase of approximately $1 million implemented May 31, 2022. A joint stipulation was filed on July 29, 2022 resolving all issues and an agreed revenue increase of $2 million based on 2021 test year adjusted earned ROE of 8.27% with rates expected to be effective in August 2022.

CenterPoint Energy and CERC - Ohio (PUCO)
DRR (1)	9	April 2022	TBD	TBD	Requested an increase of $63 million to rate base for investments made in 2021, which reflects a $9 million annual increase in current revenues. A change in (over)/under-recovery variance of $(4 million) annually is also included in rates.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC	3	February 2022	May 2022	May 2022
Requested an increase of $42 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.

CECA	(2)	February 2022	June 2022	May 2022
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

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the U.S. EPA exceeded its authority in promulgating the CPP. The EPA has announced it plans on issuing new greenhouse gas rules in the future.

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

On June 30, 2022, in connection with the Restructuring, VUH repaid in full all outstanding indebtedness and terminated all remaining commitments and other obligations under its $400 million amended and restated credit agreement dated as of February 4, 2021. VUH did not incur any penalties in connection with the early termination.

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $3.6 billion as of June 30, 2022. As of July 21, 2022, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of July 21, 2022
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$443	1.87%	February 4, 2024
Houston Electric	300	—	—	—	—%	February 4, 2024
CERC	900	—	—	612	2.12%	February 4, 2024
Total	$3,600	$—	$11	$1,055

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

Temporary Investments

As of July 21, 2022, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of July 21, 2022:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	1.89%	$162	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of July 21, 2022, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	VUH Senior Unsecured Debt	A3	Stable	BBB+	Stable	n/a	n/a
CenterPoint Energy	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Stable	A	Stable
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Stable	A-	Stable

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of June 30, 2022, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels,

CERC might need to provide cash or other collateral of as much as $211 million as of June 30, 2022. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on June 30, 2022, deferred taxes of approximately $602 million would have been payable in 2022. If all the ZENS-Related Securities had been sold on June 30, 2022, capital gains taxes of approximately $112 million would have been payable in 2022 based on 2022 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

Cross Defaults

Under each of CenterPoint Energy’s, Houston Electric’s and CERC’s respective revolving credit facilities, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in September 2021 and reiterated in May 2022, CenterPoint Energy plans to increase its planned capital expenditures in its Electric and Natural Gas businesses to support rate base growth and may explore asset sales, in addition to the recently completed sale of its Natural Gas businesses located in Arkansas and Oklahoma, as a means to efficiently finance a portion of such increased capital expenditures. For further information, see Note 3 to the Interim Condensed Financial Statements.

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

Other Factors that Could Affect Cash Requirements

In addition to the above factors, the Registrants’ liquidity and capital resources could also be negatively affected by:
•cash collateral requirements that could exist in connection with certain contracts and natural gas purchases, natural gas price and natural gas storage activities of CenterPoint Energy’s and CERC’s Natural Gas reportable segment;
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

Common control transactions (CenterPoint Energy and CERC)

When accounting for a transfer of net assets or exchange of equity interests between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at the date of transfer based on the ultimate parent company’s basis, which in the case of the Restructuring is CenterPoint Energy’s basis. CenterPoint Energy’s basis in net assets of an entity may differ from the historical net assets of that entity on a standalone basis, for example, because push-down accounting had not been applied on a standalone basis. Additionally, when the net assets transferred in a common-control transaction meet the definition of a business, the receiving entity will record an allocation of goodwill from the reporting unit based on the relative fair value of the businesses transferred within that reporting unit. As a result, on June 30, 2022, CERC received $972 million of goodwill from CenterPoint Energy’s Natural Gas reporting unit in connection with the Restructuring. CERC recast prior periods to reflect the Restructuring as if it occurred at the earliest period presented for which CenterPoint Energy had common control. The Restructuring did not impact CenterPoint Energy’s basis in any entity, its allocation of goodwill to its reporting units, or its segment presentation. Neither CenterPoint Energy nor CERC recognized any gains or losses in connection with the Restructuring. SIGECO was not acquired by CERC and remains a subsidiary of VUH.

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

Fair value measurements require significant judgment and often depend on unobservable inputs, including (i) projected timing and amounts of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the future market prices. Changes in these assumptions could have a significant impact on the resulting fair value or relative fair value.

The fair value of the businesses within the Natural Gas reporting unit was estimated based on a weighted combination of income and market approaches, consistent with the methodology used in the 2021 annual goodwill impairment test.

Other than the common control transaction discussed above, there have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2022, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2021 Form 10-K.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2022, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $2.8 billion and $4.5 billion as of June 30, 2022 and December 31, 2021, respectively. If the floating interest rates were to increase by 10% from June 30, 2022 rates, CenterPoint Energy’s combined interest expense would increase by approximately $4 million annually.

As of June 30, 2022 and December 31, 2021, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $12.3 billion and $11.7 billion, respectively, in principal amount and having a fair value of $11.5 billion and $13.0 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $487 million if interest rates were to decline by 10% from levels at June 30, 2022. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $8 million as of June 30, 2022 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at June 30, 2022. Changes in the fair value of the derivative component, a $732 million recorded liability at June 30, 2022, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2022 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the June 30, 2022 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of June 30, 2022, the recorded fair value of non-trading energy derivative assets was $32 million and $26 million, respectively, for CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana.

Although CenterPoint Energy’s and CERC’s regulated operations are exposed to limited commodity price risk, natural gas and coal prices have other effects on working capital requirements, interest costs, and some level of price-sensitivity in volumes sold or delivered. Constructive regulatory orders, such as those authorizing lost margin recovery, other innovative rate designs and recovery of unaccounted for natural gas and other natural gas-related expenses, also mitigate the effect natural gas costs may have on CenterPoint Energy’s financial condition. In 2008, the PUCO approved an exit of the merchant function in CenterPoint Energy’s and CERC’s Ohio natural gas service territory, allowing Ohio customers to purchase substantially all natural gas directly from retail marketers rather than from CenterPoint Energy or CERC.

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2022 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Item 1A.RISK FACTORS

Except for the updates below, there have been no material changes from the risk factors disclosed in the Registrants’ combined 2021 Form 10-K. The following risk factor should be read in conjunction with the risk factors described in the Registrants’ combined 2021 Form 10-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	x		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	$2,400,000,000 Amended and Restated Credit Agreement dated as of February 4, 2021 among CenterPoint Energy, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.4	$300,000,000 Credit Agreement dated as of February 4, 2021 among Houston Electric, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.2	x	x
4.5	$900,000,000 Credit Agreement dated as of February 4, 2021 among CERC Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s Form 8-K dated February 4, 2021	1-31447	4.3	x		x
4.6*	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $40,000,000 aggregate principal amount of CERC’s 4.36% Senior Notes, Series B, due December 15, 2045	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.1	x		x
4.7*	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $57,000,000 aggregate principal amount of CERC’s 3.72% Senior Notes, due December 5, 2023	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.2	x		x
4.8*	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $10,000,000 aggregate principal amount of CERC’s 4.25% Senior Notes, Series B, due June 5, 2043	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.3	x		x
4.9*	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $100,000,000 aggregate principal amount of CERC’s 5.00% Senior Notes, due February 3, 2042	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.4	x		x
4.10*	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $60,000,000 aggregate principal amount of CERC’s 5.02% Senior Notes, Series B, due November 30, 2026 and $35,000,000 aggregate principal amount of CERC’s 5.99% Senior Notes, Series C, due November 30, 2041	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.5	x		x
4.11	Indenture dated as of February 1, 1998, between CenterPoint Energy Resources Corp. (formerly NorAm Energy Corp.) and The Bank of New York Mellon Trust Company, National Association (successor to JPMorgan Chase Bank, National Association (formerly Chase Bank of Texas)), as trustee	CERC’s Form 8-K dated February 5, 1998	1-13265	4.1			x
†4.12	Supplemental Indenture No. 21, dated as of June 9, 2022, to the Indenture under Exhibit 4.11						x
10.1	CenterPoint Energy, Inc. 2022 Long Term Incentive Plan	CenterPoint Energy’s Definitive Proxy Statement filed on March 11, 2022	1-31447	Appendix A	x
10.2	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for the CEO under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.2	x
10.3	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for officers and director employees under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.3	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10.4	Form of Restricted Stock Unit Award Agreement under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.4	x
10.5	Form of Restricted Stock Unit Award Agreement for the CEO (with Performance Goals) under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.5	x
10.6	Form of Restricted Stock Unit Award Agreement (with Performance Goals) under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.6	x
10.7	Form of Restricted Stock Unit Award Agreement for Officers and Director Employees (with Performance Goals) under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.7	x
10.8	Form of Restricted Stock Unit Award Agreement for the CEO under Exhibit 10.1	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.8	x
10.9	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	x
10.10	First Amendment to Exhibit 10.9 effective March 1, 2022	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.10	x
10.11	Second Amendment to Exhibit 10.9 effective May 1, 2022	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2022	1-31447	10.11	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Scott E. Doyle					x
†32.1.3	Section 1350 Certification of Scott E. Doyle						x
†32.2.1	Section 1350 Certification of Jason P. Wells				x
†32.2.2	Section 1350 Certification of Jason P. Wells					x
†32.2.3	Section 1350 Certification of Jason P. Wells						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Stacey L. Peterson
Stacey L. Peterson
Senior Vice President and Chief Accounting Officer

Date: August 2, 2022