Form 10-Q
period 2022-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2022-11-01
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 24, 2022:

CenterPoint Energy, Inc.	629,535,631	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AFSI	Adjusted financial statement income
AFUDC	Allowance for funds used during construction
AMA	Asset Management Agreement
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
Capital Dynamics	Capital Dynamics, Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider

GLOSSARY
Elk GP Merger Sub	Elk GP Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Elk Merger Sub	Elk Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Enable	Enable Midstream Partners, LP
Enable Common Units	Enable common units, representing limited partner interests in Enable
Enable GP	Enable GP, LLC, Enable’s general partner
Enable Merger	The merger of Elk Merger Sub with and into Enable and the merger of Elk GP Merger Sub with and into Enable GP, in each case on the terms and subject to the conditions set forth in the Enable Merger Agreement, with Enable and Enable GP surviving as wholly-owned subsidiaries of Energy Transfer, which closed on December 2, 2021
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy, Inc.

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Systems Group	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition, LLC (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO

GLOSSARY
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LPSC	Louisiana Public Service Commission
LTIP	Long-term Incentive Plan
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NOLs	Net operating losses
NOx	Oxides of nitrogen
NRG	NRG Energy, Inc.
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
Posey Solar	Posey Solar, LLC, a special purpose entity
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and VEDO from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings

GLOSSARY
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SOFR	Secured Overnight Financing Rate
Southern Col Midco	Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as mobile generation
Tenaska	Tenaska Wind Holdings, LLC
Texas RE	Texas Reliability Entity
Transition Services Agreement	Transition Services Agreement by and between CenterPoint Energy Service Company, LLC and Southern Col Midco
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, LLC, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. to a limited liability company on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
v

GLOSSARY
VUH PPNs	VUH’s private senior guaranteed notes
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of December 31, 2021, consisted of AT&T Common and Charter Common and, as of September 30, 2022, consisted of AT&T Common, Charter Common and WBD Common
2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 22, 2022

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
•our ability to successfully construct, operate, repair and maintain electric generating facilities, natural gas facilities, TEEEF and electric transmission facilities, including complying with applicable environmental standards and the implementation of a well-balanced energy and resource mix, as appropriate;
•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including the timing and amount of recovered natural gas costs in some jurisdictions associated with the February 2021 Winter Storm Event and those related to Houston Electric’s TEEEF;
•future economic conditions in regional and national markets, including inflation, and their effect on sales, prices and costs;
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
•non-payment for our services due to financial distress of our customers and the ability of REPs to satisfy their obligations to CenterPoint Energy and Houston Electric, including the negative impact on such ability related to adverse economic conditions and severe weather events;
•the impact of pandemics, including the COVID-19 pandemic, and any associated disruptions to our businesses and our customers;
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

•the effective tax rate, including as a result of tax legislation, including the effects of the CARES Act and the IRA, as well as any changes in tax laws under the current or future administrations, and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
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
•changes in interest rates and their impact on costs of borrowing;
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
•acquisition and merger activities involving us or our industry, including the ability to successfully complete merger, acquisition and divestiture plans;
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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,829	$1,661	$6,400	$5,797
Non-utility revenues	74	88	210	241
Total	1,903	1,749	6,610	6,038
Expenses:
Utility natural gas, fuel and purchased power	349	223	1,860	1,416
Non-utility cost of revenues, including natural gas	52	61	143	159
Operation and maintenance	670	709	2,020	2,055
Depreciation and amortization	329	353	974	987
Taxes other than income taxes	119	125	401	394
Total	1,519	1,471	5,398	5,011
Operating Income	384	278	1,212	1,027
Other Income (Expense):
Gain (loss) on equity securities	(206)	(12)	(284)	40
Gain (loss) on indexed debt securities	210	11	381	(40)
Gain on sale	—	8	303	8
Interest expense and other finance charges	(116)	(114)	(375)	(380)
Interest expense on Securitization Bonds	(3)	(5)	(11)	(16)
Other income, net	8	17	25	54
Total	(107)	(95)	39	(334)
Income from Continuing Operations Before Income Taxes	277	183	1,251	693
Income tax expense	75	33	328	63
Income from Continuing Operations	202	150	923	630
Income from Discontinued Operations (net of tax expense of $-0-, $15, $-0- and $56, respectively)	—	68	—	202
Net Income	202	218	923	832
Income allocated to preferred shareholders	13	23	37	82
Income Available to Common Shareholders	$189	$195	$886	$750

Basic earnings per common share - continuing operations	$0.30	$0.21	$1.41	$0.94
Basic earnings per common share - discontinued operations	—	0.11	—	0.35
Basic Earnings Per Common Share	0.30	0.32	1.41	1.29
Diluted earnings per common share - continuing operations	$0.30	$0.21	$1.40	$0.91
Diluted earnings per common share - discontinued operations	—	0.11	—	0.34
Diluted Earnings Per Common Share	$0.30	$0.32	$1.40	$1.25

Weighted Average Common Shares Outstanding, Basic	630	605	629	581
Weighted Average Common Shares Outstanding, Diluted	633	609	633	601

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Net Income	$202	$218	$923	$832
Other comprehensive income:
Adjustment to pension and other postretirement plans (net of tax expense (benefit) of $(9), $1, $(5) and $2)	2	4	(20)	7
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	1	1	1
Other comprehensive income from unconsolidated affiliates (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	2
Total	2	5	(19)	10
Comprehensive income	204	223	904	842
Income allocated to preferred shareholders	13	23	37	82
Comprehensive income available to common shareholders	$191	$200	$867	$760

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($110 and $92 related to VIEs, respectively)	$114	$230
Investment in equity securities	452	1,439
Accounts receivable ($30 and $29 related to VIEs, respectively), less allowance for credit losses of $36 and $44, respectively	773	690
Accrued unbilled revenues, less allowance for credit losses of $2 and $6, respectively	315	513
Natural gas and coal inventory	308	186
Materials and supplies	574	422
Non-trading derivative assets	29	9
Taxes receivable	—	1
Current assets held for sale	—	2,338
Regulatory assets	1,377	1,395
Prepaid expenses and other current assets ($12 and $19 related to VIEs, respectively)	141	132
Total current assets	4,083	7,355
Property, Plant and Equipment:
Property, plant and equipment	36,478	33,673
Less: accumulated depreciation and amortization	10,568	10,189
Property, plant and equipment, net	25,910	23,484
Other Assets:
Goodwill	4,294	4,294
Regulatory assets ($265 and $420 related to VIEs, respectively)	2,212	2,321
Non-trading derivative assets	6	5
Other non-current assets	214	220
Total other assets	6,726	6,840
Total Assets	$36,719	$37,679

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$514	$7
Current portion of VIE Securitization Bonds long-term debt	153	220
Indexed debt, net	8	10
Current portion of other long-term debt	1,478	308
Indexed debt securities derivative	522	903
Accounts payable	1,028	1,196
Taxes accrued	273	378
Interest accrued	118	136
Dividends accrued	113	131
Customer deposits	109	111
Non-trading derivative liabilities	—	2
Current liabilities held for sale	—	562
Other current liabilities	295	323
Total current liabilities	4,611	4,287
Other Liabilities:
Deferred income taxes, net	3,974	3,904
Non-trading derivative liabilities	—	12
Benefit obligations	578	511
Regulatory liabilities	3,295	3,153
Other non-current liabilities	835	836
Total other liabilities	8,682	8,416
Long-term Debt:
VIE Securitization Bonds, net	240	317
Other long-term debt, net	13,195	15,241
Total long-term debt, net	13,435	15,558
Commitments and Contingencies (Note 13)
Temporary Equity (Note 18)	2	3
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 800,000 shares and 800,000 shares outstanding, respectively, $800 and $800 liquidation preference, respectively (Note 18)	790	790
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 629,532,024 shares and 628,923,534 shares outstanding, respectively	6	6
Additional paid-in capital	8,557	8,529
Retained earnings	719	154
Accumulated other comprehensive loss	(83)	(64)
Total shareholders’ equity	9,989	9,415
Total Liabilities and Shareholders’ Equity	$36,719	$37,679

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$923	$832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	974	987
Deferred income taxes	26	86
Gain on divestitures	(303)	(8)
Loss (gain) on equity securities	284	(40)
Loss (gain) on indexed debt securities	(381)	40
Equity in earnings of unconsolidated affiliates	—	(258)
Distributions from unconsolidated affiliates	—	116
Pension contributions	(6)	(59)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	95	231
Inventory	(224)	(104)
Taxes receivable	1	68
Accounts payable	(119)	(53)
Net regulatory assets and liabilities	148	(2,309)
Other current assets and liabilities	(199)	(25)
Other non-current assets and liabilities	34	(95)
Other operating activities, net	72	74
Net cash provided by (used in) operating activities	1,325	(517)
Cash Flows from Investing Activities:
Capital expenditures	(3,079)	(2,148)
Proceeds from sale of marketable securities	702	—
Proceeds from divestitures	2,075	22
Other investing activities, net	73	22
Net cash used in investing activities	(229)	(2,104)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	457	(27)
Payment of obligation for finance lease	(218)	—
Proceeds from (payments of) commercial paper, net	(1,620)	596
Proceeds from long-term debt	2,089	4,493
Payments of long-term debt, including make-whole premiums	(1,519)	(2,024)
Payment of debt issuance costs	(26)	(38)
Payment of dividends on Common Stock	(328)	(278)
Payment of dividends on Preferred Stock	(48)	(106)
Other financing activities, net	(7)	(6)
Net cash provided by (used in) financing activities	(1,220)	2,610
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(124)	(11)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	254	167
Cash, Cash Equivalents and Restricted Cash at End of Period	$130	$156

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	1	$790	3	$1,739	1	$790	3	$2,363
Conversion of Series B Preferred Stock and Series C Preferred Stock	—	—	(2)	(949)	—	—	(2)	(1,573)
Balance, end of period	1	790	1	790	1	790	1	790
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	629	6	593	6	629	6	551	6
Issuances of Common Stock	—	—	36	—	—	—	77	—
Issuances related to benefit and investment plans	—	—	—	—	—	—	1	—
Balance, end of period	629	6	629	6	629	6	629	6
Additional Paid-in-Capital
Balance, beginning of period		8,544		7,553		8,529		6,914
Issuances of Common Stock, net of issuance costs		—		949		—		1,573
Issuances related to benefit and investment plans		13		15		28		30
Balance, end of period		8,557		8,517		8,557		8,517
Retained Earnings (Accumulated Deficit)
Balance, beginning of period		768		(343)		154		(845)
Net income		202		218		923		832
Common Stock dividends declared (see Note 18)		(227)		(202)		(334)		(297)
Preferred Stock dividends declared (see Note 18)		(24)		(41)		(24)		(58)
Balance, end of period		719		(368)		719		(368)
Accumulated Other Comprehensive Loss
Balance, beginning of period		(85)		(85)		(64)		(90)
Other comprehensive income (loss)		2		5		(19)		10
Balance, end of period		(83)		(80)		(83)		(80)
Total Shareholders’ Equity		$9,989		$8,865		$9,989		$8,865

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$935	$874	$2,562	$2,344
Expenses:
Operation and maintenance	395	396	1,193	1,159
Depreciation and amortization	175	182	511	484
Taxes other than income taxes	65	64	196	192
Total	635	642	1,900	1,835
Operating Income	300	232	662	509
Other Income (Expense):
Interest expense and other finance charges	(50)	(46)	(148)	(138)
Interest expense on Securitization Bonds	(3)	(5)	(11)	(16)
Other income, net	5	4	13	12
Total	(48)	(47)	(146)	(142)
Income Before Income Taxes	252	185	516	367
Income tax expense	52	34	108	60
Net Income	$200	$151	$408	$307

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income	$200	$151	$408	$307
Comprehensive income	$200	$151	$408	$307

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($110 and $92 related to VIEs, respectively)	$115	$214
Accounts receivable ($30 and $29 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	402	263
Accounts and notes receivable–affiliated companies	389	11
Accrued unbilled revenues	147	127
Materials and supplies	408	292
Prepaid expenses and other current assets ($12 and $19 related to VIEs, respectively)	31	49
Total current assets	1,492	956
Property, Plant and Equipment:
Property, plant and equipment	16,988	15,273
Less: accumulated depreciation and amortization	4,295	4,070
Property, plant and equipment, net	12,693	11,203
Other Assets:
Regulatory assets ($265 and $420 related to VIEs, respectively)	768	789
Other non-current assets	38	32
Total other assets	806	821
Total Assets	$14,991	$12,980

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$153	$220
Current portion of other long-term debt	200	300
Accounts payable	438	510
Accounts and notes payable–affiliated companies	39	568
Taxes accrued	159	193
Interest accrued	57	74
Other current liabilities	73	91
Total current liabilities	1,119	1,956
Other Liabilities:
Deferred income taxes, net	1,186	1,122
Benefit obligations	53	55
Regulatory liabilities	1,186	1,152
Other non-current liabilities	101	98
Total other liabilities	2,526	2,427
Long-term Debt:
VIE Securitization Bonds, net	240	317
Other long-term debt, net	6,035	4,658
Total long-term debt, net	6,275	4,975
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	3,860	2,678
Retained earnings	1,211	944
Total member’s equity	5,071	3,622
Total Liabilities and Member’s Equity	$14,991	$12,980

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$408	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511	484
Deferred income taxes	44	8
Changes in other assets and liabilities:
Accounts and notes receivable, net	(159)	(140)
Accounts receivable/payable–affiliated companies	(35)	(31)
Inventory	(116)	(49)
Accounts payable	(11)	60
Net regulatory assets and liabilities	(40)	(190)
Other current assets and liabilities	(43)	41
Other non-current assets and liabilities	(5)	13
Other operating activities, net	(9)	(6)
Net cash provided by operating activities	545	497
Cash Flows from Investing Activities:
Capital expenditures	(1,727)	(1,108)
Increase in notes receivable–affiliated companies	(360)	—
Other investing activities, net	34	4
Net cash used in investing activities	(2,053)	(1,104)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,589	1,096
Payments of long-term debt	(444)	(540)
Increase (decrease) in notes payable–affiliated companies	(512)	32
Dividend to parent	(141)	—
Contribution from parent	1,143	—
Payment of debt issuance costs	(15)	(12)
Payment of obligation for finance lease	(218)	—
Net cash provided by financing activities	1,402	576
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(106)	(31)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	233	154
Cash, Cash Equivalents and Restricted Cash at End of Period	$127	$123
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		3,860		2,548		2,678		2,548
Non-cash contribution from parent		—		—		38		—
Contribution from parent		—		—		1,143		—
Other		—		—		1		—
Balance, end of period		3,860		2,548		3,860		2,548
Retained Earnings
Balance, beginning of period		1,085		719		944		563
Net income		200		151		408		307
Dividend to parent		(74)		—		(141)		—
Balance, end of period		1,211		870		1,211		870
Accumulated Other Comprehensive Loss
Balance, beginning of period		—		—		—		—
Balance, end of period		—		—		—		—
Total Member’s Equity		$5,071		$3,418		$5,071		$3,418

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Utility revenues	$663	$594	$3,206	$2,876
Non-utility revenues	9	15	26	49
Total	672	609	3,232	2,925
Expenses:
Utility natural gas	276	173	1,660	1,230
Non-utility cost of revenues, including natural gas	1	4	3	16
Operation and maintenance	190	223	630	709
Depreciation and amortization	113	124	333	360
Taxes other than income taxes	50	53	185	182
Total	630	577	2,811	2,497
Operating Income	42	32	421	428
Other Income (Expense):
Gain on sale	—	11	557	11
Interest expense and other finance charges	(32)	(32)	(91)	(96)
Other expense, net	—	(2)	(11)	—
Total	(32)	(23)	455	(85)
Income Before Income Taxes	10	9	876	343
Income tax expense	17	1	220	40
Net Income (Loss)	$(7)	$8	$656	$303

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss)	$(7)	$8	$656	$303
Comprehensive income (loss)	$(7)	$8	$656	$303

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$15
Accounts receivable, less allowance for credit losses of $32 and $40, respectively	242	336
Accrued unbilled revenues, less allowance for credit losses of $1 and $6, respectively	139	335
Accounts and notes receivable–affiliated companies	30	28
Materials and supplies	104	82
Natural gas inventory	267	151
Non-trading derivative assets	23	8
Taxes receivable	21	28
Current assets held for sale	—	2,084
Regulatory assets	1,340	1,371
Prepaid expenses and other current assets	69	48
Total current assets	2,236	4,486
Property, Plant and Equipment:
Property, plant and equipment	14,075	12,934
Less: accumulated depreciation and amortization	3,985	3,826
Property, plant and equipment, net	10,090	9,108
Other Assets:
Goodwill	1,583	1,583
Regulatory assets	856	938
Non-trading derivative assets	4	4
Other non-current assets	31	34
Total other assets	2,474	2,559
Total Assets	$14,800	$16,153

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$514	$7
Current portion of long-term debt	1,274	—
Accounts payable	389	503
Accounts payable–affiliated companies	68	125
Notes payable–affiliated companies	—	441
Taxes accrued	112	152
Interest accrued	41	30
Customer deposits	93	92
Current liabilities held for sale	—	562
Other current liabilities	150	151
Total current liabilities	2,641	2,063
Other Liabilities:
Deferred income taxes, net	1,262	1,019
Benefit obligations	96	100
Regulatory liabilities	1,815	1,715
Other non–current liabilities	565	571
Total other liabilities	3,738	3,405
Long-Term Debt	3,297	5,552
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Additional paid-in capital	3,565	4,106
Retained earnings	1,549	1,017
Accumulated other comprehensive income	10	10
Total stockholder’s equity	5,124	5,133
Total Liabilities and Stockholder’s Equity	$14,800	$16,153

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$656	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333	360
Deferred income taxes	217	41
Gain on divestitures	(557)	(11)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	271	374
Accounts receivable/payable–affiliated companies	(59)	(4)
Inventory	(87)	(77)
Taxes receivable	—	(4)
Accounts payable	(117)	(98)
Net regulatory assets and liabilities	181	(2,153)
Other current assets and liabilities	(81)	(57)
Other non-current assets and liabilities	(5)	(42)
Other operating activities, net	1	9
Net cash provided by (used in) operating activities	753	(1,359)
Cash Flows from Investing Activities:
Capital expenditures	(1,166)	(805)
Increase in notes receivable–affiliated companies	—	(25)
Proceeds from divestiture	2,075	22
Other investing activities, net	12	(39)
Net cash provided by (used in) investing activities	921	(847)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	457	(27)
Proceeds from (payments of) commercial paper, net	(324)	338
Proceeds from long-term debt	852	1,699
Payments of long-term debt	(425)	—
Dividends to parent	(844)	—
Payment of debt issuance costs	(11)	(10)
Increase (decrease) in notes payable–affiliated companies	(1,517)	203
Contribution from parent	125	—
Other financing activities, net	(1)	(2)
Net cash provided by (used in) financing activities	(1,688)	2,201
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(14)	(5)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	15	6
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$1

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		3,565		3,965		4,106		3,966
Non-cash contribution from parent		—		—		54		—
Contribution from parent		—		—		125		—
Contribution to parent for sale of Arkansas and Oklahoma Natural Gas businesses		—		—		(720)		—
Other		—		—		—		(1)
Balance, end of period		3,565		3,965		3,565		3,965
Retained Earnings
Balance, beginning of period		1,569		939		1,017		644
Net income		(7)		8		656		303
Dividend to parent		(13)		—		(124)		—
Balance, end of period		1,549		947		1,549		947
Accumulated Other Comprehensive Income
Balance, beginning of period		10		10		10		10
Balance, end of period		10		10		10		10
Total Stockholder’s Equity		$5,124		$4,922		$5,124		$4,922

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

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy completed the Restructuring on June 30, 2022, whereby the equity interests in Indiana Gas and VEDO, both subsidiaries it acquired in its acquisition of Vectren on February 1, 2019, were transferred from VUH to CERC Corp. As a result, Indiana Gas and VEDO became wholly owned subsidiaries of CERC Corp., to better align CenterPoint Energy’s organizational structure with management and financial reporting and to fund future capital investments more efficiently. The Restructuring was a non-cash common control acquisition by CERC. As a result, CERC acquired these businesses at CenterPoint Energy’s historical basis in these entities and prior year amounts were recast to reflect the Restructuring as if it occurred at the earliest period presented for which CenterPoint Energy had common control. The Restructuring did not impact CenterPoint Energy’s carrying basis in any entity, its allocation of goodwill to its reporting units, or its segment presentation. Neither CenterPoint Energy nor CERC recognized any gains or losses in connection with the Restructuring. SIGECO was not acquired by CERC and remains a subsidiary of VUH. See Note 9 for a discussion of the goodwill recorded at CERC as a result of this transaction. IURC and PUCO approvals necessary for the Restructuring were received in December 2021 (IURC) and January 2022 (PUCO).

On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information regarding discontinued operations and divestitures, see Note 3.

As of September 30, 2022, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of September 30, 2022, CenterPoint Energy’s reportable segments were Electric and Natural Gas. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

As of September 30, 2022, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

CenterPoint Energy and CERC recognized gains of $303 million and $557 million, respectively, net of transaction costs of $59 million, in connection with the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses during the nine months ended September 30, 2022. CenterPoint Energy and CERC collected a receivable of $15 million in May 2022 for full and final settlement of the working capital adjustment under the Asset Purchase Agreement.

As a result of the completion of the sale of the Arkansas and Oklahoma Natural Gas businesses, there were no assets or liabilities classified as held for sale as of September 30, 2022. The assets and liabilities of the Arkansas and Oklahoma Natural Gas businesses classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, as of December 31, 2021 included the following:

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

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (1)	2021	2022 (1)	2021
	(in millions)
Income from Continuing Operations Before Income Taxes	$—	$(14)	$9	$48

(1)Reflects January 1, 2022 to January 9, 2022 results only due to of the sale of the Arkansas and Oklahoma Natural Gas businesses.

Effective on the date of the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses, a subsidiary of CenterPoint Energy entered into the Transition Services Agreement, whereby that subsidiary agreed to provide certain transition services such as accounting, customer operations, procurement, and technology functions for a term of up to twelve months. Subject to the conditions in the Transition Services Agreement, Southern Col Midco may terminate these support services with 60 days prior written notice. In September 2022, Southern Col Midco provided notice of their intent to terminate a significant majority of all services under the Transition Services Agreement, with such termination expected to occur in November 2022.

CenterPoint Energy’s charges to Southern Col Midco for reimbursement of transition services were $10 million and $29 million during the three and nine months ended September 30, 2022. Actual transitional services costs incurred are recorded net of amounts charged to Southern Col Midco. CenterPoint Energy had accounts receivable from Southern Col Midco of $7 million as of September 30, 2022 for transition services.

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

During the nine months ended September 30, 2022, CenterPoint Energy sold all of its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units. See Note 10 for further information regarding Energy Transfer equity securities.

Additionally, CenterPoint Energy’s disposal of its interests in Enable represented a strategic shift that will have a major effect on CenterPoint Energy’s operations or financial results, and as such, its equity investment in Enable was classified and presented as held for sale. The equity in earnings of unconsolidated affiliates, net of tax, associated with CenterPoint Energy’s equity investment in Enable was reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income for the three and nine months ended September 30, 2021.

A summary of discontinued operations presented in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

	Equity Method Investment in Enable
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in millions)
Equity in earnings of unconsolidated affiliate, net	$83	$258
Income from discontinued operations before income taxes	83	258
Income tax expense	15	56
Net income from discontinued operations	$68	$202

CenterPoint Energy has elected not to separately disclose discontinued operations on its respective Condensed Statements of Consolidated Cash Flows. The following table summarizes CenterPoint Energy’s cash flows from discontinued operations and certain supplemental cash flow disclosures, as applicable:

Equity Method Investment in Enable
Nine Months Ended September 30, 2021
(in millions)
Equity in earnings of unconsolidated affiliate - operating	$(258)
Distributions from unconsolidated affiliate - operating	116

Distributions Received from Enable (CenterPoint Energy):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021		2021
	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable Common Units	$0.16525	$39	$0.49575	$116
Enable Series A Preferred Units	0.54390	8	1.75620	26
Total CenterPoint Energy		$47		$142

Transactions with Enable (CenterPoint Energy and CERC):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in millions)
Natural gas expenses, includes transportation and storage costs	$14	$62

Summarized Financial Information for Enable (CenterPoint Energy)

As a result of the closing of the Enable Merger in 2021, there were no assets classified as held for sale as of December 31, 2021. Summarized consolidated balance sheet information for Enable on the closing of the Enable Merger is as follows:

December 2, 2021
(in millions)
Current assets	$594
Non-current assets	11,227
Current liabilities	1,254
Non-current liabilities	3,281
Non-controlling interest	26
Preferred equity	362
Accumulated other comprehensive loss	(1)
Enable partners’ equity	6,899
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,701
CenterPoint Energy’s basis difference	(2,732)
CenterPoint Energy’s equity method investment in Enable	$969

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in millions)
Operating revenues	$956	$2,713
Cost of sales, excluding depreciation and amortization	565	1,510
Depreciation and amortization	104	313
Operating income	152	482
Net income attributable to Enable Common Units	107	341
Reconciliation of Equity in Earnings, net:
CenterPoint Energy’s interest	$58	$183
Basis difference amortization (1)	25	75
CenterPoint Energy’s equity in earnings, net (2)	$83	$258
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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended September 30, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,155	$686	$65	$1,906
Other (1)	(9)	6	—	(3)
Total revenues	$1,146	$692	$65	$1,903

	Nine Months Ended September 30, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,113	$3,358	$182	$6,653
Other (1)	(21)	(24)	2	(43)
Total revenues	$3,092	$3,334	$184	$6,610

	Three Months Ended September 30, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,056	$611	$73	$1,740
Other (1)	—	8	1	9
Total revenues	$1,056	$619	$74	$1,749

	Nine Months Ended September 30, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$2,822	$2,984	$190	$5,996
Other (1)	1	38	3	42
Total revenues	$2,823	$3,022	$193	$6,038

(1)Primarily consists of income from ARPs and leases. Total lease income was $1 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $5 million and $6 million for the nine months ended September 30, 2022 and 2021, respectively.

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenue from contracts	$949	$880	$2,597	$2,358
Other (1)	(14)	(6)	(35)	(14)
Total revenues	$935	$874	$2,562	$2,344

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and nine months ended September 30, 2022 and 2021.

CERC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenue from contracts	$667	$602	$3,257	$2,893
Other (1)	5	7	(25)	32
Total revenues	$672	$609	$3,232	$2,925

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and nine months ended September 30, 2022 and 2021.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of September 30, 2022, CenterPoint Energy’s contract assets primarily relate to Energy Systems Group contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. As of September 30, 2022, CenterPoint Energy’s contract liabilities primarily relate to Energy Systems Group contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable related to ASC 606 revenues, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers, excluding balances related to assets held for sale, as of December 31, 2021 and September 30, 2022, respectively, are presented below.

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2021	$627	$513	$15	$16
Closing balance as of September 30, 2022	741	315	2	51
Increase (decrease)	$114	$(198)	$(13)	$35

The amount of revenue recognized during the nine-month period ended September 30, 2022 that was included in the opening contract liability was $15 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2021	$225	$127	$4
Closing balance as of September 30, 2022	371	147	4
Increase (decrease)	$146	$20	$—

The amount of revenue recognized during the nine-month period ended September 30, 2022 that was included in the opening contract liability was $3 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2021	$319	$335
Closing balance as of September 30, 2022	261	139
Increase (decrease)	$(58)	$(196)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of September 30, 2022:
Corporate and Other	$310	$574	$884
	$310	$574	$884

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service cost (1)	$7	$9	$23	$29
Interest cost (2)	20	15	52	44
Expected return on plan assets (2)	(21)	(26)	(69)	(78)
Amortization of net loss (2)	8	9	22	28
Settlement cost (benefit) (2) (3)	8	27	38	26
Net periodic cost	$22	$34	$66	$49

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

Postretirement Benefits

	Three Months Ended September 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$1	$1	$—	$—
Interest cost (2)	3	1	1	2	1	1
Expected return on plan assets (2)	(1)	(1)	(1)	(1)	(1)	—
Amortization of prior service credit (2)	(1)	(1)	—	(1)	(1)	—
Amortization of net loss (2)	(1)	(1)	—	—	—	—
Net periodic cost (benefit)	$—	$(2)	$1	$1	$(1)	$1

	Nine Months Ended September 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$1	$2	$—	$1
Interest cost (2)	7	3	3	6	3	2
Expected return on plan assets (2)	(3)	(3)	(1)	(3)	(3)	—
Amortization of prior service cost (credit) (2)	(2)	(3)	1	(3)	(3)	—
Amortization of net loss (2)	(3)	(2)	(1)	—	—	—
Net periodic cost (benefit)	$—	$(5)	$3	$2	$(3)	$3

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

The table below reflects the expected minimum contributions to be made to the pension and postretirement benefit plans during 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2022	$7	$—	$—
Expected minimum contribution to postretirement benefit plans in 2022	8	1	4
The table below reflects the contributions made to the pension and postretirement benefit plans:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—	$6	$—	$—
Postretirement benefit plans	2	—	1	6	1	3

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

	September 30, 2022			December 31, 2021
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$185	$83	$52	$199	$100	$51

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments at SIGECO.
(2)Represents Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation to be recovered in rates through 2024 and certain storm restoration and TEEEF balances pending recovery in the next rate proceeding. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas and costs associated with investments in Indiana.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended September 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$14	$12	$1	$12	$11	$—

	Nine Months Ended September 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$36	$33	$2	$31	$29	$1

February 2021 Winter Storm Event

Amounts for the under recovery of natural gas costs associated with the February 2021 Winter Storm Event are reflected in current and non-current regulatory assets on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Recovery of natural gas costs within the regulatory assets as of September 30, 2022 are probable and may be subject to customary regulatory prudence reviews in all jurisdictions that may impact the amounts ultimately recovered. CenterPoint Energy and CERC have begun recovery of natural gas costs in Louisiana, Mississippi and Minnesota, and recovery of natural gas costs in Indiana is complete. CenterPoint Energy and CERC have filed for securitization of natural gas costs in Texas, received commission approval and issuance of financing order in 2022, and expect the Texas Public Financing Authority to issue customer rate relief bonds in 2022. As part of the closing of the sale of CenterPoint Energy’s and CERC’s Natural Gas businesses in Arkansas and Oklahoma, CERC received as part of the purchase price $398 million for unrecovered natural gas costs associated with the February 2021 Winter Storm Event. In Minnesota, testimonies were filed in CERC’s high gas cost prudency review case by intervenors proposing significant disallowances for all natural gas utilities and for CERC, ranging from $45 million to $409 million. The natural gas costs in Minnesota were incurred in accordance with the plan on file with the MPUC and CenterPoint Energy believes the costs were prudently incurred and are eligible for recovery. In May 2022, the administrative law judges reviewing the gas prudency case concluded that CERC acted prudently in connection with the February 2021 Winter Storm Event and recommended no disallowance of CERC’s jurisdictional gas costs incurred during the event. The commissioners of the MPUC heard oral arguments on the administrative law judges’ report and held deliberations in August 2022. At the deliberations, the MPUC generally found that CERC acted prudently, but it determined that CERC could have done more to offset costs with natural gas storage, peak shaving resources (LNG and propane-air) and curtailment of service to interruptible commercial/industrial customers. As a result, the MPUC disallowed recovery of approximately $36 million of the $409 million originally requested and CERC’s regulatory asset balance as of September 30, 2022 was reduced to reflect the disallowance. Other natural gas utilities in Minnesota received disallowances related to similar topics in a similar proportion to their gas costs. Further, the MPUC required all regulated natural gas utilities to make a filing explaining how they can improve or modify their practices to protect ratepayers from extraordinary natural gas price spikes in the future. CERC made its compliance filing on September 15, 2022. On October 19, 2022, the MPUC issued its written order. CERC is reviewing the final order and any motion for reconsideration is due by November 8, 2022.

As of September 30, 2022, both CenterPoint Energy and CERC have recorded current regulatory assets of $1,175 million and non-current regulatory assets of $225 million associated with the February 2021 Winter Storm Event. As of December 31, 2021, CenterPoint Energy and CERC have recorded current regulatory assets of $1,410 million and $1,399 million, respectively, of which $154 million related to Arkansas and Oklahoma has been reflected in held for sale at both CenterPoint Energy and CERC, and non-current regulatory assets of $583 million and $583 million, respectively, of which $244 million related to Arkansas and Oklahoma has been reflected in held for sale at both CenterPoint Energy and CERC, associated with the February 2021 Winter Storm Event.

As of both September 30, 2022 and December 31, 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $16 million and $15 million as of September 30, 2022 and December 31, 2021, respectively, to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Note 13(d) for further information regarding litigation related to the February 2021 Winter Storm Event.

Houston Electric TEEEF

Houston Electric continues to review the effects of legislation passed in 2021 and is working with the PUCT regarding proposed rulemakings and pursuing implementation of these items where applicable. For example, pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation) which are detailed in Note 19. Houston Electric is seeking to recover the lease costs for the TEEEF and the operational costs for transportation, mobilization and demobilization, labor and materials for interconnections, fuel for commissioning, testing and operation, purchase and lease of auxiliary equipment, and labor and materials for operations in its latest DCRF application. Houston Electric filed its DCRF application with the PUCT on April 5, 2022, and subsequently amended such filing on July 1, 2022 to show mobile generation in a separate Rider TEEEF, seeking recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million. The annual revenue increase requested for these lease agreements is approximately $57 million. Intervenors in the proceeding filed testimony on September 16, 2022 challenging the acquisition and deployment of TEEEF and have recommended disallowances based on the overall contractual obligations. Houston Electric’s rebuttal testimony was filed on October 5, 2022 responding to intervenor positions, including estimating a financial loss impact ranging from $335 million to $354 million if the PUCT disallows recovery of TEEEF costs and the termination clause under the long-term lease is exercised. The termination clause in the long-term lease agreement contains certain provisions that allow Houston Electric to terminate the lease within a specific window effective between October 1, 2022, and March 31, 2023 based upon a material adverse regulatory action. Houston Electric’s exposure to loss in the event of a full disallowance of TEEEF related investments and assuming Houston Electric is unable to exercise the termination clause prior to its expiration, could be in excess of $805 million, which includes the total payments under the short-term and long-term lease agreements, allowed return and other related costs. On October 13, 2022, the PUCT staff filed a statement of position recommending a longer amortization period for the short-term lease, deferral of associated rate case expenses to the next base rate proceeding and exclusion of the retail transmission rate class from allocation of TEEEF costs. Houston Electric indicated to the PUCT staff that it did not oppose their recommendations. The PUCT staff also reserved the right to take positions on additional issues after consideration of the evidence admitted into the record at the hearing. A hearing was held on October 18 through 20, 2022. Briefs are due November 16, 2022 and reply briefs are due December 2, 2022. The administrative law judges are expected to issue a proposal for decision in late January 2023, which will ultimately be decided by the PUCT issuance of a final order expected in March or April of 2023.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed returns, and determined that such regulatory assets remain probable of recovery as of September 30, 2022. Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the on-going proceedings and did not record any impairments on its right of use assets in the three or nine months ended September 30, 2022. See Note 19 for further information.

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

The table below summarizes CenterPoint Energy’s outstanding interest rate hedging activity:

	September 30, 2022	December 31, 2021
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

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

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		September 30, 2022		December 31, 2021
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$28	$—	$9	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	6	—	5	—
Interest rate derivatives	Current Assets: Non-trading derivative assets	1	—	—	—
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	—	—	—	2
Interest rate derivatives	Other Liabilities: Non-trading derivative liabilities	—	—	—	12
Indexed debt securities derivative (2)	Current Liabilities	—	522	—	903
Total		$35	$522	$14	$917

CERC

		September 30, 2022		December 31, 2021
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$23	$—	$8	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	4	—	4	—
Total		$27	$—	$12	$—

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

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2022	2021	2022	2021
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$210	$11	$381	$(40)

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

	September 30, 2022 (1)	December 31, 2021
	(in millions)
Aggregate fair value of derivatives with credit risk-related contingent features in a liability position	$—	$14
Fair value of collateral already posted	—	7
Additional collateral required to be posted if credit risk contingent features triggered (2)	—	7

(1)As of September 30, 2022, all derivatives with credit risk-related contingent features were in an asset position.
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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$452	$—	$—	$452	$1,439	$—	$—	$1,439
Investments, including money market funds (1)	32	—	—	32	42	—	—	42
Interest rate derivatives	—	1	—	1	—	—	—	—
Natural gas derivatives	—	34	—	34	—	14	—	14
Total assets	$484	$35	$—	$519	$1,481	$14	$—	$1,495
Liabilities
Indexed debt securities derivative	$—	$522	$—	$522	$—	$903	$—	$903
Interest rate derivatives	—	—	—	—	—	14	—	14
Total liabilities	$—	$522	$—	$522	$—	$917	$—	$917

Houston Electric

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$17	$—	$—	$17	$27	$—	$—	$27
Total assets	$17	$—	$—	$17	$27	$—	$—	$27

CERC

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$13	$—	$—	$13	$14	$—	$—	$14
Natural gas derivatives	—	27	—	27	—	12	—	12
Total assets	$13	$27	$—	$40	$14	$12	$—	$26

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

	September 30, 2022			December 31, 2021
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$15,066	$6,628	$4,571	$16,086	$5,495	$5,552
Fair value	13,482	5,649	4,324	17,385	6,230	5,999

(1)Includes Securitization Bond debt.

(9) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of both September 30, 2022 and December 31, 2021 is as follows:

(in millions)
Electric (1)	$936
Natural Gas (2)	2,920
Corporate and Other	438
Total	$4,294
CERC’s goodwill has been recast to reflect the Restructuring and as of both September 30, 2022 and December 31, 2021 is as follows:

(in millions)
Goodwill (2) (3)	$1,583
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
(3)Includes $972 million of goodwill attributable to the businesses transferred in the Restructuring. See below for a discussion of the goodwill valuation determination.

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

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The reporting units approximate the reportable segments, with the exception of Energy Systems Group, which is a separate reporting unit but included in the Corporate and Other reconciling category at CenterPoint Energy. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill.

CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2022 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

Other Intangibles (CenterPoint Energy)

The tables below present information on CenterPoint Energy’s intangible assets, excluding goodwill, recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(15)	$18	$33	$(12)	$21
Trade names	16	(6)	10	16	(5)	11
Operation and maintenance agreements (1)	12	(1)	11	12	(1)	11
Other	2	(1)	1	2	(1)	1
Total	$63	$(23)	$40	$63	$(19)	$44

(1)Amortization expense related to the operation and maintenance agreements is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$1	$1	$4	$4

CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
Remaining three months of 2022	$2
2023	6
2024	5
2025	5
2026	5
2027	4

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

CenterPoint Energy’s sales of equity securities during the nine months ended September 30, 2022 are as follows:

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

	Gains (Losses) on Equity Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
AT&T Common	$(57)	$(18)	$(94)	$(18)
Charter Common	(144)	6	(304)	58
WBD Common	(5)	—	28	—
Energy Transfer Common Units	—	—	95	—
Energy Transfer Series G Preferred Units	—	—	(9)	—
Other	—	—	—	—
Total	$(206)	$(12)	$(284)	$40

CenterPoint Energy recorded net unrealized losses of $206 million and $370 million for the three and nine months ended September 30, 2022 and net unrealized loss of $12 million and net unrealized gain of $40 million for the three and nine months ended September 30, 2021 respectively, for equity securities held as of September 30, 2022 and 2021.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held		Carrying Value
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
			(in millions)
AT&T Common	10,212,945	10,212,945	$157	$251
Charter Common	872,503	872,503	265	569
WBD Common	2,470,685	—	28	—
Energy Transfer Common Units	—	50,999,768	—	420
Energy Transfer Series G Preferred Units	—	192,390	—	196
Other			2	3
Total			$452	$1,439

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of September 30, 2022. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	September 30, 2022	December 31, 2021
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	—

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of September 30, 2022, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $29 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

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

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses have third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. These transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $14 million and $7 million outstanding obligations related to the AMAs as of September 30, 2022 and December 31, 2021, respectively, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Outstanding obligations related to third-party AMAs associated with utility distribution service in Arkansas and Oklahoma of $36 million as of December 31, 2021 are reflected in current liabilities held for sale on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. See Note 3 for further information.

Debt Transactions. During the nine months ended September 30, 2022, in addition to CERC’s debt exchange discussed further below, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
Houston Electric	February 2022	General Mortgage Bonds (1)	$300	3.00%	2032
Houston Electric	February 2022	General Mortgage Bonds (1)	500	3.60%	2052
Houston Electric	September 2022	General Mortgage Bonds (2)	500	4.45%	2032
Houston Electric	September 2022	General Mortgage Bonds (2)	300	4.85%	2052
		Total Houston Electric	1,600
CERC	June 2022	Senior Notes (3)	500	4.40%	2032
CERC	August 2022	Term Loan (4)	500	SOFR (5) + 0.70%	2023
		Total CERC	1,000
		Total CenterPoint Energy	$2,600

(1)Total proceeds, net of discounts and issuance expenses and fees, of approximately $784 million were used for general limited liability company purposes, including capital expenditures and the repayment of all or a portion of Houston Electric’s borrowings under the CenterPoint Energy money pool.
(2)Total proceeds, net of discounts and issuance expenses and fees, of approximately $789 million were used for general limited liability company purposes, including capital expenditures, the repayment of all or a portion of Houston Electric’s borrowings under the CenterPoint Energy money pool and the redemption of outstanding general mortgage bonds discussed below.
(3)Total proceeds, net of discounts and issuance expenses and fees, of approximately $495 million were used for general corporate purposes, including the issuance by CERC Corp.’s current subsidiaries, Indiana Gas and VEDO, of intercompany notes to CERC Corp. in June 2022; these subsidiaries used the funds to repay intercompany debt owed to VUH in connection with the Restructuring in June 2022.
(4)Total proceeds, net of transaction expenses and fees, of approximately $500 million were used for general corporate purposes, including the repayment of CERC’s outstanding commercial paper balances.
(5)As defined in the term loan agreement, which includes an adjustment of 0.10% per annum.

Debt Exchange. As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million to such holders in exchange for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. The new CERC Corp. senior notes have the same principal amount, interest rate, and payment and maturity dates as the VUH PPNs for which they were exchanged. As a result of the exchange, CERC Corp. became the creditor for the PPNs originally issued by VUH, and CERC Corp. received $302 million of cash from VUH on June 30, 2022 in full repayment of the VUH PPNs. Orders received from the IURC and PUCO allow the reissuance of existing debt of Indiana Gas and VEDO to CERC, to continue to amortize existing issuance expenses and discounts, and to treat any potential exchange fees as discounts to be amortized over the life of the debt.

On September 6, 2022, CERC Corp. and VUH announced that CERC Corp. had commenced an offer to eligible holders to exchange any and all outstanding 6.10% senior notes due 2035 issued by Vectren Utility Holdings, Inc. (predecessor of VUH) for (1) up to $75 million aggregate principal amount of new senior notes issued by CERC Corp. and (2) cash. The new CERC Corp. senior notes issued in the exchange offer have the same interest rate and payment and maturity dates as the VUH notes for which they were exchanged. On October 5, 2022, in connection with the settlement of the exchange offer, CERC Corp. issued $75 million aggregate principal amount of 6.10% senior notes due 2035 in exchange for all outstanding VUH senior notes.

Debt Repayments and Redemptions. During the nine months ended September 30, 2022, the following debt instruments were repaid at maturity or redeemed prior to maturity with proceeds received from the sale of Energy Transfer units discussed further in Note 10:

Registrant	Repayment/Redemption Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
			(in millions)
CERC (1)	January 2022	Floating Rate Senior Notes	$425	Three-month LIBOR plus 0.5%	2023
		Total CERC	425
Houston Electric	August 2022	General Mortgage Bonds	300	2.25%	2022
		Total Houston Electric	300
CenterPoint Energy (2)	January 2022	First Mortgage Bonds	5	0.82%	2022
CenterPoint Energy (3)	March 2022	Senior Notes	250	3.85%	2024
CenterPoint Energy (4)	March 2022	Senior Notes	350	4.25%	2028
		Total CenterPoint Energy	$1,330

(1)In January 2022, CERC provided notice of partial redemption, and on January 31, 2022, CERC redeemed a portion ($425 million) of the outstanding $1 billion aggregate principal amount of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest on the principal amount being redeemed.
(2)First Mortgage Bonds issued by SIGECO.
(3)In March 2022, CenterPoint Energy provided notice of redemption, and on March 31, 2022, CenterPoint Energy redeemed all of the remaining outstanding senior notes of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of approximately $2 million, the write off of issuance costs of $1 million and an applicable make-whole premium of approximately $7 million, for a total redemption price of $260 million.
(4)In March 2022, CenterPoint Energy provided notice of partial redemption, and on March 31, 2022, CenterPoint Energy redeemed a portion ($350 million) of the outstanding $500 million aggregate principal amount of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of approximately $6 million, the write off of issuance costs of $3 million and an applicable make-whole premium of approximately $34 million, for a total redemption price of $393 million.

Additionally, in October 2022, Houston Electric redeemed $200 million aggregate principal amount of its outstanding 5.60% general mortgage bonds due 2023 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of approximately $3 million and an applicable make-whole premium of approximately $2 million, for a total redemption price of $205 million.

Credit Facilities.

The Registrants had the following revolving credit facilities as of September 30, 2022:

Execution Date	Registrant	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2022 (2)	Termination Date
		(in millions)
February 4, 2021	CenterPoint Energy	$2,400	1.625%	65.0%	(3)	59.9%	February 4, 2024
February 4, 2021	Houston Electric	300	1.375%	67.5%	(3)	52.3%	February 4, 2024
February 4, 2021	CERC	900	1.250%	65.0%		49.8%	February 4, 2024
	Total	$3,600

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of September 30, 2022.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	September 30, 2022				December 31, 2021
Registrant	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (1)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$11	$454	3.22%	$—	$11	$1,400	0.34%
CenterPoint Energy (2)	—	—	—	—%	—	—	350	0.21%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	—	575	3.38%	—	—	899	0.26%
Total	$—	$11	$1,029		$—	$11	$2,649

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
Liens. As of September 30, 2022, Houston Electric’s assets were subject to liens securing approximately $6.3 billion of general mortgage bonds, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. As of September 30, 2022, Houston Electric could issue approximately $4.3 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions.

Other. As of September 30, 2022, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. As of September 30, 2022, such financial institutions had issued $1 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
CenterPoint Energy - Continuing operations (1)	27%	18%	26%	9%
CenterPoint Energy - Discontinued operations	—%	18%	—%	22%
Houston Electric (2)	21%	18%	21%	16%
CERC (3)(4)	170%	11%	25%	12%

(1)CenterPoint Energy’s higher effective tax rate on income from continuing operations for the three and nine months ended September 30, 2022 compared to the same periods ended September 30, 2021 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma, and a decrease in EDIT amortization of the net regulatory EDIT liability.
(2)Houston Electric’s higher effective tax rate for the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily driven by a decrease in the amount of amortization of the net regulatory EDIT liability.
(3)CERC’s higher effective tax rate for the three months ended September 30, 2022 compared to the same period ended September 30, 2021 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma, and a decrease in EDIT amortization of the net regulatory EDIT liability.
(4)CERC’s higher effective tax rate for the nine months ended September 30, 2022 compared to the same period ended September 30, 2021 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma offset by an increase in EDIT amortization of the net regulatory EDIT liability and the 2021 deferred state tax benefit for the revaluation of deferred tax assets and liabilities due to both the Arkansas and Oklahoma gas assets being held for sale and Louisiana and Oklahoma tax rates changes as well as the release of the valuation allowance on certain Louisiana NOLs in the quarter ended June 30, 2021.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $5 million as of September 30, 2022. The Registrants believe that it is reasonably possible that a decrease of less than $1 million in unrecognized tax benefits may occur in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2018 have been audited and settled with the IRS for CenterPoint Energy. For the 2019-2022 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger
2014-2019 tax years are currently under audit by the IRS.

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Pursuant to the BTA, Capital Dynamics, with its partner Tenaska, originally planned to build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, currently projected to be placed in service in 2024, and subject to IURC approval, which was received on October 27, 2021, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. Due to rising cost for the project, caused in part by supply chain issues in the energy industry, the rising cost of commodities and community feedback, CenterPoint Energy, along with Capital Dynamics, announced plans in January 2022 to downsize the project to approximately 200 MW. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval.

As of September 30, 2022, other than discussed below, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy		CERC
	Natural Gas and Coal Supply	Other (1)	Natural Gas Supply
	(in millions)
Remaining three months of 2022	$343	$79	$289
2023	1,046	567	923
2024	898	385	855
2025	669	63	627
2026	510	33	474
2027	442	74	406
2028 and beyond	2,135	571	2,019

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 to 25 years and its purchase commitments under its BTA in Posey County, Indiana and its BTA in Pike County, Indiana are included above. The remaining undiscounted payment obligations relate primarily to technology hardware and software agreements.

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

Specific to Energy Systems Group’s role as a general contractor in the performance contracting industry, as of September 30, 2022, there were 62 open surety bonds supporting future performance with an aggregate face amount of approximately $659 million. Energy Systems Group’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of September 30, 2022, approximately 40% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to Energy Systems Group. In addition to these performance obligations, Energy Systems Group also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of September 30, 2022, there were 34 warranties totaling $529 million and an additional $1.3 billion in energy savings commitments not guaranteed by Vectren. Since Energy Systems Group’s inception in 1994, CenterPoint Energy believes Energy Systems Group has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products have operated effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of September 30, 2022 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of Energy Systems Group. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of September 30, 2022, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting Energy Systems Group’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $534 million as of September 30, 2022. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

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

Under the terms of the Equity Purchase Agreement, Symmetry Energy Solutions Acquisition must generally use reasonable best efforts to replace existing CERC Corp. guarantees with credit support provided by a party other than CERC Corp. as of and after the closing of the transaction. As of September 30, 2022, management believes the exposure that remained outstanding under CERC Corp. guarantees issued prior to the closing of the transaction on June 1, 2020 is immaterial.

CenterPoint Energy and CERC recorded no amounts on their respective Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 related to the performance of these guarantees.

(d) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to the February 2021 Winter Storm Event. Various legal matters are still proceeding with respect to the February 2021 Winter Storm Event. As of September 30, 2022, there are approximately 190 related lawsuits, which are pending, and in approximately 130 CenterPoint Energy, Utility Holding, LLC and Houston Electric, along with numerous other entities, have been named as defendants. Like other Texas energy companies and TDUs, CenterPoint Energy and Houston Electric have become involved in certain investigations, litigation and other regulatory and legal proceedings regarding their efforts to restore power and their compliance with NERC, ERCOT and PUCT rules and directives. CenterPoint Energy, Utility Holding, LLC, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, retail electric providers, and other entities) have received, and may continue to receive, claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. The litigation is now consolidated in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding. The judge overseeing the multi-district litigation has issued an initial case management order and stayed all proceedings and discovery, including discovery related to damages. Per the case management order, the judge will first entertain dispositive motions in five representative or “bellwether” cases; the judge held hearings on them in mid-October and will likely rule on them later in 2022, which ruling will likely be appealed. Until the judge rules on those motions and any appeals of such rulings are resolved, further proceedings and discovery will likely remain stayed. CenterPoint Energy, Utility Holding, LLC, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

	September 30, 2022
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

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy has applied for the extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The EPA is still reviewing industry extension requests, including CenterPoint Energy’s extension request for the Culley East pond. Companies can continue to operate ponds pending completion of the EPA’s evaluation of the requests for extension. If the EPA denies a full extension request, that denial may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or may adversely impact Indiana Electric’s future operations. Failure to comply with a cease waste receipt could also result in an enforcement proceeding, resulting in the imposition of fines and penalties. On October 5, 2022, EPA issued a proposed conditional approval of the Part A extension request for the A.B. Brown pond. EPA’s determination will be up for public comment for thirty days from October 19. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

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

As of September 30, 2022, CenterPoint Energy has recorded an approximate $92 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$202	$150	$923	$630
Less: Preferred stock dividend requirement (Note 18)	13	23	37	82
Income available to common shareholders from continuing operations - basic and diluted	189	127	886	548
Income available to common shareholders from discontinued operations - basic and diluted	—	68	—	202
Income available to common shareholders - basic and diluted	$189	$195	$886	$750
Denominator:
Weighted average common shares outstanding - basic	629,509,000	604,607,000	629,374,000	580,819,000
Plus: Incremental shares from assumed conversions:
Restricted stock	3,559,000	4,775,000	3,559,000	4,775,000
Series C Preferred Stock	—	—	—	15,809,000
Weighted average common shares outstanding - diluted	633,068,000	609,382,000	632,933,000	601,403,000

Anti-dilutive Incremental Shares Excluded from Denominator for Diluted Earnings Computation:
Series B Preferred Stock	—	24,179,000	—	31,962,000

Earnings Per Common Share:
Basic earnings per common share - continuing operations	$0.30	$0.21	$1.41	$0.94
Basic earnings per common share - discontinued operations	—	0.11	—	0.35
Basic Earnings Per Common Share	$0.30	$0.32	$1.41	$1.29
Diluted earnings per common share - continuing operations	$0.30	$0.21	$1.40	$0.91
Diluted earnings per common share - discontinued operations	—	0.11	—	0.34
Diluted Earnings Per Common Share	$0.30	$0.32	$1.40	$1.25

(15) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which its CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments. Certain prior year amounts have been reclassified for discontinued operations as described below. Additionally, during the nine months ended September 30, 2022, CenterPoint Energy sold certain assets previously owned by entities within Corporate and Other to businesses within the Electric and Natural Gas reportable segments. Prior year amounts were reclassified as a result of this transaction in the nine months ended September 30, 2022 and as described in the combined 2021 Form 10-K.

In 2021, CenterPoint Energy’s equity investment in Enable was classified and presented as held for sale and discontinued operations. On December 2, 2021, Enable completed the previously announced Enable Merger pursuant to the Enable Merger Agreement entered into on February 16, 2021. See Note 3 for further information.

As of September 30, 2022, reportable segments by Registrant were as follows:

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

Financial data for reportable segments is as follows, including Corporate and Other and Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Three Months Ended September 30,
	2022			2021
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income (Loss)
	(in millions)
Electric	$1,146	(1)	$234	$1,056	(1)	$185
Natural Gas	692		(10)	619		5
Corporate and Other	65		(22)	74		(40)
Continuing Operations	$1,903		202	$1,749		150
Discontinued Operations, net			—			68
Consolidated			$202			$218

	Nine Months Ended September 30,
	2022			2021
	Revenues from External Customers		Net Income	Revenues from External Customers		Net Income (Loss)
	(in millions)
Electric	$3,092	(1)	$489	$2,823	(1)	$385
Natural Gas	3,334		416	3,022		308
Corporate and Other	184		18	193		(63)
Continuing Operations	$6,610		923	$6,038		630
Discontinued Operations, net			—			202
Consolidated			$923			$832

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Affiliates of NRG	$327	$285	$797	$672
Affiliates of Vistra Energy Corp.	153	128	372	303

	Total Assets
	September 30, 2022	December 31, 2021
	(in millions)
Electric	$18,524	$16,548
Natural Gas	16,796	16,270
Corporate and Other, net of eliminations (1)	1,399	2,523
Continuing Operations	36,719	35,341
Assets Held for Sale	—	2,338
Consolidated	$36,719	$37,679

(1)Total assets included pension and other postemployment-related regulatory assets of $424 million and $427 million as of September 30, 2022 and December 31, 2021, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(16) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$376	$188	$67	$427	$172	$96
Income tax payments (refunds), net	340	113	3	(47)	—	(11)
Non-cash transactions:
Accounts payable related to capital expenditures	333	197	145	290	208	124
ROU assets obtained in exchange for lease liabilities (1)	1	—	—	2	—	—

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	September 30, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$114	$115	$1	$230	$214	$15
Restricted cash included in Prepaid expenses and other current assets	16	12	—	24	19	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$130	$127	$1	$254	$233	$15

(1)Houston Electric’s Cash and cash equivalents as of September 30, 2022 and December 31, 2021 included $110 million and $92 million, respectively, of cash related to the Bond Companies.

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

The table below summarizes CenterPoint Energy money pool activity:

	September 30, 2022		December 31, 2021
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$360	$—	$(512)	$(224)
Weighted average interest rate	3.25%	3.25%	0.34%	0.34%

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$38	$54	$46	$64	$114	$163	$136	$178
Net affiliate service charges (billings)	3	(3)	(4)	4	(12)	12	(6)	6

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$74	$13	$—	$—	$141	$124	$—	$—
Cash dividend paid to parent related to the sale of the Arkansas and Oklahoma Natural Gas businesses	—	—	—	—	—	720	—	—
Cash contribution from parent	—	—	—	—	1,143	125	—	—
Net assets acquired in the Restructuring (1)	—	—	—	—	—	2,345	—	—
Non-cash capital contribution from parent in payment for property, plant and equipment below	—	—	—	—	38	54	—	—
Cash paid to parent for property, plant and equipment below	—	—	—	—	65	61	—	—
Property, plant and equipment from parent (2)	—	—	—	—	103	115	—	—

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

The following table presents the as reported and recast amounts for CERC’s Condensed Consolidated Balance Sheet.

	December 31, 2021
	As Reported	Recast
	(in millions)
Total Assets	$11,110	$16,153
Total Liabilities	8,109	11,020
Retained Earnings	765	1,017
Total Equity	3,001	5,133

The following table presents the as reported and recast amounts for CERC’s Condensed Statements of Consolidated Income.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	As Reported	Recast	As Reported	Recast
	(in millions)
Net income (loss)	$(1)	$8	$208	$303

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Common Stock	$0.360	$0.330	$0.530	$0.490	$0.180	$0.160	$0.520	$0.480
Series A Preferred Stock	30.625	30.625	30.625	30.625	30.625	30.625	61.250	61.250
Series B Preferred Stock	—	17.500	—	35.000	—	17.500	—	52.500
Series C Preferred Stock (1)	—	—	—	—	—	—	—	0.160

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

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	800,000	800,000	$790	$790
		800,000	800,000	$790	$790

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Series A Preferred Stock	$13	$12	$37	$37
Series B Preferred Stock	—	11	—	45
Total income allocated to preferred shareholders	$13	$23	$37	$82

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(85)	$—	$10	$(85)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(10)	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	—	—	—	1	—	—
Actuarial losses (1)	2	—	—	1	—	—
Settlement (2)	1	—	—	3	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	—	—	—	1	—	—
Tax benefit (expense)	9	—	—	(1)	—	—
Net current period other comprehensive income (loss)	2	—	—	5	—	—
Ending Balance	$(83)	$—	$10	$(80)	$—	$10

	Nine Months Ended September 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(64)	$—	$10	$(90)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(44)	—	—	—	—	—
Other comprehensive income (loss) from unconsolidated affiliates	—	—	—	2	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	—	—	1	—	—
Actuarial losses (1)	4	—	—	5	—	—
Settlement (2)	14	—	—	3	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	1	—	—
Tax benefit (expense)	5	—	—	(2)	—	—
Net current period other comprehensive income (loss)	(19)	—	—	10	—	—
Ending Balance	$(83)	$—	$10	$(80)	$—	$10

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

(19) Leases

In 2021, Houston Electric entered into a temporary short-term lease and a long-term lease, each for mobile generation. The short-term lease agreement allows Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. Per Houston Electric’s short term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled $90 million and $20 million as of September 30, 2022 and December 31, 2021, respectively.

Houston Electric took delivery of an additional 32 MW and 160 MW of TEEEF under the long-term lease during the three and nine months ended September 30, 2022, respectively, and remitted cash payments under the lease of $47 million and $218 million, respectively. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of September 30, 2022 and December 31, 2021 and relates to removal costs that will be incurred at the end of the lease term. The long-term lease agreement includes up to 505 MW of TEEEF of which 285 MW and 125 MW was delivered as of September 30, 2022 and December 31, 2021, respectively, triggering lease commencement at delivery, and has an initial term ending in 2029 for all TEEEF leases. As of September 30, 2022, Houston Electric has secured a first lien on all the generation equipment long-term leases and no amount of the payments made by Houston Electric under long-term leases were held in escrow. Expenses associated with the long-term lease, including carrying costs, are deferred to a regulatory asset and totaled $41 million and $1 million as of September 30, 2022 and December 31, 2021, respectively. The long-term lease agreement also contains a termination clause that can be exercised in the event of material adverse regulatory actions. For further discussion of the regulatory impacts, see Note 6.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$2	$—	$—	$2	$—	$1
Short-term lease cost	39	39	1	54	54	—
Variable lease cost	—	—	—	—	—	—
Total lease cost (1)	$41	$39	$1	$56	$54	$1

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$4	$—	$1	$6	$—	$3
Short-term lease cost	123	122	1	89	89	—
Variable lease cost	—	—	—	—	—	—
Total lease cost (1)	$127	$122	$2	$95	$89	$3

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than recognizing Depreciation and Amortization in the Condensed Statements of Consolidated Income.

The components of lease income were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$1	$1	$1	$1	$1	$1
Variable lease income	—	—	—	—	—	—
Total lease income	$1	$1	$1	$1	$1	$1

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$4	$1	$2	$4	$1	$2
Variable lease income	1	—	—	1	—	—
Total lease income	$5	$1	$2	$5	$1	$2

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$15	$—	$6	$22	$1	$12
Finance ROU assets (2)	367	367	—	179	179	—
Total leased assets	$382	$367	$6	$201	$180	$12
Liabilities:
Current operating lease liability (3)	$5	$—	$2	$6	$1	$2
Non-current operating lease liability (4)	10	—	4	17	—	11
Total leased liabilities (5)	$15	$—	$6	$23	$1	$13

Weighted-average remaining lease term (in years) - operating leases	5	5.4	4.1	6.2	4.1	6.5
Weighted-average discount rate - operating leases	3.16%	3.50%	3.55%	3.10%	2.86%	3.20%
Weighted-average remaining lease term (in years) - finance leases	6.8	6.8	—	7.5	7.5	—
Weighted-average discount rate - finance leases	2.73%	2.73%	—	2.21%	2.21%	—

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
(3)Reported within Current other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(5)Finance lease liabilities were not significant as of September 30, 2022 or December 31, 2021 and are reported within Other long-term debt in the Registrants’ respective Condensed Consolidated Balance Sheets when applicable.

As of September 30, 2022, finance lease liabilities were not significant to the Registrants. As of September 30, 2022, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2022	$2	$—	$1
2023	5	—	2
2024	4	—	2
2025	2	—	1
2026	2	—	1
2027 and beyond	2	—	—
Total lease payments	17	—	7
Less: Interest	2	—	1
Present value of lease liabilities	$15	$—	$6

As of September 30, 2022, future minimum finance lease payments were not significant to the Registrants, exclusive of approximately $271 million of legally-binding undiscounted minimum lease payments for finance leases for approximately 220 MW of TEEEF leases signed but not yet commenced. As of September 30, 2022, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2022	$1	$—	$1
2023	7	1	4
2024	7	1	4
2025	7	1	4
2026	7	—	4
2027	7	—	4
2028 and beyond	160	—	156
Total lease payments to be received	$196	$3	$177

Other information related to leases is as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$1	$—	$—	$2	$—	$1
Financing cash flows from finance leases included in the measurement of lease liabilities	47	47	—	—	—	—

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$4	$—	$1	$5	$—	$3
Financing cash flows from finance leases included in the measurement of lease liabilities	218	218	—	—	—	—

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

RECENT EVENTS

Regulatory Proceedings. The commissioners of the MPUC held deliberations in August 2022 regarding CERC’s natural gas cost prudency review case related to the February 2021 Winter Storm Event. As a result, the MPUC disallowed recovery of approximately $36 million of jurisdictional gas costs incurred during the event (or about 8.7% of the total of such costs incurred by CERC) and CERC’s regulatory asset balance as of September 30, 2022 was reduced to reflect the disallowance. For further information, see Note 6 to the Interim Condensed Financial Statements. For information related to our pending and completed regulatory proceedings to date in 2022, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. During the nine months ended September 30, 2022, Houston Electric issued $1,600 million and CERC issued or borrowed $1,000 million in new debt, excluding the debt exchanges discussed below. CenterPoint Energy repaid or redeemed a combined $1,330 million of debt, including CERC’s redemption of $425 million of debt, but excluding scheduled principal payments on Securitization Bonds. In October 2022, Houston Electric redeemed an additional $200 million of debt. For information about debt transactions to date in 2022, see Note 11 to the Interim Condensed Financial Statements.

Debt Exchange. On September 6, 2022, CERC Corp. and VUH announced that CERC Corp. had commenced an offer to eligible holders to exchange any and all outstanding 6.10% senior notes issued by Vectren Utility Holdings, Inc. (predecessor of VUH) for (1) up to $75 million aggregate principal amount of new senior notes issued by CERC Corp. and (2) cash. On October 5, 2022, in connection with the settlement of the exchange offer, CERC Corp. issued $75 million aggregate principal amount of 6.10% senior notes due 2035 in exchange for all outstanding VUH senior notes. For additional information, see Note 11 to the Interim Condensed Financial Statements.

As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million in return for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. For additional information, see Note 11 to the Interim Condensed Financial Statements.

Restructuring. CenterPoint Energy completed the Restructuring on June 30, 2022 whereby the equity interests in Indiana Gas and VEDO, each of which were acquired in its acquisition of Vectren on February 1, 2019, were transferred from VUH to CERC Corp. As a result, Indiana Gas and VEDO became wholly owned subsidiaries of CERC Corp. to better align CenterPoint Energy’s organizational structure with management and financial reporting and to fund future capital investments more efficiently. For additional information, see Note 1 to the Interim Condensed Financial Statements.

VUH Credit Facility. On June 30, 2022, in connection with the Restructuring, VUH repaid in full all outstanding indebtedness and terminated all remaining commitments and other obligations under its $400 million amended and restated credit agreement dated as of February 4, 2021. For additional information, see Note 11 to the Interim Condensed Financial Statements.

Sale of Energy Transfer Equity Securities. During the nine months ended September 30, 2022, CenterPoint Energy sold its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units for net proceeds of $702 million. For more information, see Note 10 to the Interim Condensed Financial Statements.

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

Income available to common shareholders for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions)
Electric	$234	$185	$49	$489	$385	$104
Natural Gas	(10)	5	(15)	416	308	108
Total Utility Operations	224	190	34	905	693	212
Corporate & Other (1)	(35)	(63)	28	(19)	(145)	126
Discontinued Operations	—	68	(68)	—	202	(202)
Total CenterPoint Energy	$189	$195	$(6)	$886	$750	$136

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Income available to common shareholders decreased $6 million primarily due to the following items:

•an increase in net income of $49 million for the Electric reportable segment, as further discussed below;
•a decrease in net income of $15 million for the Natural Gas reportable segment, as further discussed below;
•an increase in income available to common shareholders of $28 million for Corporate and Other, partially driven by a $28 million pre-tax payment related to the impact of Board-implemented governance changes announced in July 2021 and a decrease in income allocated to preferred shareholders of $10 million, primarily due to the conversion of the Series B Preferred Stock to Common Stock during 2021; and
•a decrease in income of $68 million from discontinued operations, discussed further in Note 3 to the Interim Condensed Financial Statements.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Income available to common shareholders increased $136 million primarily due to the following items:

•an increase in net income of $104 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $108 million for the Natural Gas reportable segment, as further discussed below;
•an increase in income available to common shareholders of $126 million for Corporate and Other, primarily due to a $28 million pre-tax payment related to the impact of Board-implemented governance changes announced in July 2021, the net gain of $86 million on Energy Transfer equity securities discussed further in Note 10 to the Interim Condensed Financial Statements, and a decrease in income allocated to preferred shareholders of $45 million, primarily due to the conversion of the Series B Preferred Stock to Common Stock during 2021; and
•a decrease in income of $202 million from discontinued operations, discussed further in Note 3 to the Interim Condensed Financial Statements.

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

CenterPoint Energy’s CODM views net income as the measure of profit or loss for the reportable segments. Segment results include inter-segment interest income and expense, which may result in inter-segment profit and loss. During the nine months ended September 30, 2022, CenterPoint Energy sold certain assets previously owned by entities within Corporate and Other to businesses within the Electric and Natural Gas reportable segments. Prior year amounts were reclassified as a result of the transaction in the nine months ended September 30, 2022.

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

The following table provides summary data of the Electric reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,146	$1,056	$90	$3,092	$2,823	$269
Expenses:
Utility natural gas, fuel and purchased power	65	53	(12)	162	142	(20)
Operation and maintenance	465	440	(25)	1,351	1,280	(71)
Depreciation and amortization	207	216	9	604	584	(20)
Taxes other than income taxes	67	69	2	207	205	(2)
Total expenses	804	778	(26)	2,324	2,211	(113)
Operating Income	342	278	64	768	612	156
Other Income (Expense):
Interest expense and other finance charges	(58)	(57)	(1)	(174)	(171)	(3)
Other income, net	9	7	2	21	19	2
Income Before Income Taxes	293	228	65	615	460	155
Income tax expense	59	43	(16)	126	75	(51)
Net Income	$234	$185	$49	$489	$385	$104
Throughput (in GWh):
Residential	11,970	11,174	7%	28,319	25,567	11%
Total	30,330	31,178	(3)%	82,755	79,305	4%
Weather (percentage of 10-year average for service area):
Cooling degree days	105%	101%	4%	110%	102%	8%
Heating degree days	200%	100%	100%	121%	105%	16%
Number of metered customers at end of period:
Residential	2,527,383	2,480,292	2%	2,527,383	2,480,292	2%
Total	2,850,910	2,800,548	2%	2,850,910	2,800,548	2%

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2022 vs 2021	Nine Months Ended September 30, 2022 vs 2021
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance	$40	$115
Weather, efficiency improvements and other usage impacts	11	53
Refund of protected and unprotected EDIT, offset in income tax expense	11	28
Customer growth	9	22
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	13	21
Customer rates	13	20
Energy efficiency and pass-through offset in operation and maintenance	19	15
Miscellaneous revenues, primarily related to off-system sales	(1)	9
Bond Companies equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(1)	2
Impacts from increased peak demand in 2021, collected in rates in 2022	—	2
Bond Companies, offset in other line items	(24)	(18)
Total	$90	$269
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$9	$16
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(21)	(36)
Total	$(12)	$(20)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues	(18)	$(61)
All other operation and maintenance expense, including insurance and bad debt	2	(10)
Materials and supplies, including variable production costs and fuel	(3)	(9)
Contract services	—	(8)
Bond Companies, offset in other line items	1	2
Energy efficiency and pass-through offset in revenues, including NOx emission credits	(18)	(13)
Labor and benefits	6	6
Support services, primarily information technology cost	5	22
Total	$(25)	$(71)
Depreciation and amortization
Bond Companies, offset in other line items	$21	$10
Ongoing additions to plant-in-service	(12)	(30)
Total	$9	$(20)
Taxes other than income taxes
Franchise fees and other taxes	$2	$5
Incremental capital projects placed in service, net of updated property tax rates	—	(7)
Total	$2	$(2)
Interest expense and other finance charges
Bond Companies, offset in other line items	$2	$6
Incremental borrowings to fund capital expenditures and interest rates	(3)	(9)
Total	$(1)	$(3)
Other income, net
Other non-operating income	$2	$2
Total	$2	$2

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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$692	$619	$73	$3,334	$3,022	$312
Expenses:
Utility natural gas, fuel and purchased power	284	170	(114)	1,698	1,274	(424)
Non-utility cost of revenues, including natural gas	1	3	2	3	15	12
Operation and maintenance	199	225	26	654	715	61
Depreciation and amortization	118	135	17	347	392	45
Taxes other than income taxes	51	53	2	189	184	(5)
Total expenses	653	586	(67)	2,891	2,580	(311)
Operating Income	39	33	6	443	442	1
Other Income (Expense):
Gain on sale	—	8	(8)	303	8	295
Interest expense and other finance charges	(34)	(34)	—	(97)	(101)	4
Other income (expense), net	—	(1)	1	(10)	1	(11)
Income Before Income Taxes	5	6	(1)	639	350	289
Income tax expense	15	1	(14)	223	42	(181)
Net Income (Loss)	$(10)	$5	$(15)	$416	$308	$108
Throughput (in Bcf):
Residential	15	17	(12)%	166	175	(5)%
Commercial and Industrial	81	79	3%	307	312	(2)%
Total	96	96	—%	473	487	(3)%
Weather (percentage of 10-year average for service area):
Heating degree days	85%	39%	46%	108%	99%	9%
Number of metered customers at end of period:
Residential	3,920,848	4,332,079	(9)%	3,920,848	4,332,079	(9)%
Commercial and Industrial	296,144	348,443	(15)%	296,144	348,443	(15)%
Total	4,216,992	4,680,522	(10)%	4,216,992	4,680,522	(10)%

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2022 vs 2021	Nine Months Ended September 30, 2022 vs 2021
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$132	$538
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	(3)	53
Gross receipts tax, offset in taxes other than income taxes	(1)	13
Customer growth	5	10
Weather and usage	15	10
Refund of protected and unprotected EDIT, offset in income tax expense	1	6
Non-volumetric and miscellaneous revenue	(3)	6
Energy efficiency, offset in operation and maintenance	(3)	(5)
Other, primarily non-utility revenues	(8)	(23)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	(62)	(296)
Total	$73	$312
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	$(132)	$(538)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	18	114
Total	$(114)	$(424)
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$2	$12
Total	$2	$12
Operation and maintenance
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$32	$93
Labor and benefits	10	7
Energy efficiency, offset in revenues	3	5
Contract services	(5)	(5)
Other operation and maintenance expenses, including material and supplies and bad debt	(14)	(39)
Total	$26	$61
Depreciation and amortization
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$20	$50
Lower depreciation rates in Indiana from recent rate order	5	15
Incremental capital projects placed in service	(8)	(20)
Total	$17	$45
Taxes other than income taxes
Gross receipts tax, offset in revenues	$1	$(13)
Incremental capital projects placed in service	(3)	(8)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	4	16
Total	$2	$(5)
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$(8)	$295
Total	$(8)	$295
Interest expense and other finance charges
Impacts of February 2021 Winter Storm costs securitization	$4	$6
AFUDC and impacts of regulatory deferrals	6	8
Reduction of long term debt, net of issuances	(10)	(10)
Total	$—	$4
Other income (expense), net
Increase in Equity AFUDC	$2	$3
Increase to non-service benefit cost	(3)	(16)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	2	2
Total	$1	$(11)

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$879	$794	$85	$2,394	$2,159	$235
Bond Companies	56	80	(24)	168	185	(17)
Total revenues	935	874	61	2,562	2,344	218
Expenses:
Operation and maintenance, excluding Bond Companies	393	394	1	1,190	1,154	(36)
Depreciation and amortization, excluding Bond Companies	123	108	(15)	357	320	(37)
Taxes other than income taxes	65	64	(1)	196	192	(4)
Bond Companies	54	76	22	157	169	12
Total expenses	635	642	7	1,900	1,835	(65)
Operating Income	300	232	68	662	509	153
Other Income (Expense)
Interest expense and other finance charges	(50)	(46)	(4)	(148)	(138)	(10)
Interest expense on Securitization Bonds	(3)	(5)	2	(11)	(16)	5
Other income, net	5	4	1	13	12	1
Income Before Income Taxes	252	185	67	516	367	149
Income tax expense	52	34	(18)	108	60	(48)
Net Income	$200	$151	$49	$408	$307	$101
Throughput (in GWh):
Residential	11,525	10,723	7%	27,223	24,448	11%
Total	28,928	29,318	(1)%	78,565	74,453	6%
Weather (percentage of 10-year average for service area):
Cooling degree days	105%	101%	4%	111%	103%	8%
Heating degree days	—%	—%	—%	124%	105%	19%
Number of metered customers at end of period:
Residential	2,392,107	2,345,920	2%	2,392,107	2,345,920	2%
Total	2,696,366	2,646,955	2%	2,696,366	2,646,955	2%

The following table provides variance explanations by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2022 vs 2021	Nine Months Ended September 30, 2022 vs 2021
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers	$41	$116
Weather impacts and other usage	14	56
Refund of protected and unprotected EDIT, offset in income tax expense	11	28
Customer growth	8	21
Customer rates	12	12
Miscellaneous revenues, primarily related to right-of-way revenues	3	5
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(1)	2
Impacts from increased peak demand in 2021, collected in rates in 2022	—	2
Energy efficiency, offset in operation and maintenance	(3)	(6)
Bond Companies, offset in other line items	(24)	(18)
Total	$61	$218
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues	$(18)	$(61)
Materials and Supplies, including fuel	(4)	(7)
Contract services	—	(6)
Other operation and maintenance expense, including insurance	7	1
Energy efficiency, offset in revenues	3	6
Labor and benefits	6	8
Support services, primarily information technology cost	7	23
Total	$1	$(36)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(15)	$(37)
Total	$(15)	$(37)
Taxes other than income taxes
Franchise fees and other taxes	$(1)	$3
Incremental capital projects placed in service, net of updated property tax rates	—	(7)
Total	$(1)	$(4)
Bond Companies expense
Operations and maintenance and depreciation expense, offset in other line items	$22	$12
	$22	$12
Interest expense and other finance charges
Incremental borrowings to fund capital expenditures and changes in interest rates	$(4)	$(10)
Total	$(4)	$(10)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in other line items	$2	$5
Total	$2	$5
Other income, net
Other non-operating income	$1	$1
Total	$1	$1

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$672	$609	$63	$3,232	$2,925	$307
Expenses:
Utility natural gas, fuel and purchased power	276	173	(103)	1,660	1,230	(430)
Non-utility cost of revenues, including natural gas	1	4	3	3	16	13
Operation and maintenance	190	223	33	630	709	79
Depreciation and amortization	113	127	14	333	363	30
Taxes other than income taxes	50	53	3	185	182	(3)
Total expenses	630	580	(50)	2,811	2,500	(311)
Operating Income	42	29	13	421	425	(4)
Other Income (Expense):
Gain on sale	—	11	(11)	557	11	546
Interest expense and other finance charges	(32)	(32)	—	(91)	(96)	5
Other income (expense), net	—	(2)	2	(11)	—	(11)
Income Before Income Taxes	10	6	4	876	340	536
Income tax expense	17	1	(16)	220	40	(180)
Net Income (Loss)	$(7)	$5	$(12)	$656	$300	$356
Throughput (in Bcf):
Residential	14	16	(13)%	161	170	(5)%
Commercial and Industrial	74	72	3%	281	289	(3)%
Total	88	88	—%	442	459	(4)%
Weather (percentage of 10-year average for service area):
Heating degree days	85%	40%	45%	108%	99%	9%
Number of metered customers at end of period:
Residential	3,817,553	4,229,228	(10)%	3,817,553	4,229,228	(10)%
Commercial and Industrial	285,576	330,795	(14)%	285,576	330,795	(14)%
Total	4,103,129	4,560,023	(10)%	4,103,129	4,560,023	(10)%

The following table provides variance explanations by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2022 vs 2021	Nine Months Ended September 30, 2022 vs 2021
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$121	$544
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	(3)	39
Gross receipts tax, offset in taxes other than income taxes	(1)	13
Customer growth	5	10
Weather and usage	16	10
Refund of protected and unprotected EDIT, offset in income tax expense	1	6
Non-volumetric and miscellaneous revenue	(5)	3
Energy efficiency, offset in operation and maintenance	(1)	1
Other, primarily non-utility revenues	(8)	(23)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	(62)	(296)
Total	$63	$307
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	$(121)	$(544)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	18	114
Total	$(103)	$(430)
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$3	$13
Total	$3	$13
Operation and maintenance
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$32	$93
Labor and benefits	10	8
Energy efficiency, offset in revenues	1	(1)
Contract services	(3)	(3)
Other operating and maintenance expense, including materials and supplies and insurance	(7)	(18)
Total	$33	$79
Depreciation and amortization
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$20	$50
Indiana lower depreciation rates from recent rate order	2	12
Incremental capital projects placed in service	(8)	(32)
Total	$14	$30
Taxes other than income taxes
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$4	$16
Incremental capital projects placed in service	(2)	(6)
Gross receipts tax, offset in revenues	1	(13)
Total	$3	$(3)
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$(11)	$546
Total	$(11)	$546
Interest expense and other finance charges
Impacts of February 2021 Winter Storm costs securitization	$4	$6
AFUDC and impacts of regulatory deferrals	5	8
Reduction of long term debt, net of issuances	(9)	(9)
Total	$—	$5
Other income (expense), net
Increase in Equity AFUDC	$2	$3
Increase to non-service benefit cost	(2)	(16)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	2	2
Total	$2	$(11)

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

As a result of the Restructuring further discussed in Note 1 to the Interim Condensed Financial Statements, prior year amounts for CERC have been recast. The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,325	$545	$753	$(517)	$497	$(1,359)
Investing activities	(229)	(2,053)	921	(2,104)	(1,104)	(847)
Financing activities	(1,220)	1,402	(1,688)	2,610	576	2,201

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(374)	$164	$(44)
Changes in working capital	(563)	(245)	(207)
Change in net regulatory assets and liabilities (1)	2,457	150	2,334
Change in equity in earnings of unconsolidated affiliates (2)	258	—	—
Change in distributions from unconsolidated affiliates (2)	(116)	—	—
Lower pension contribution	53	—	—
Other	127	(21)	29
	$1,842	$48	$2,112

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

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$702	$—	$—
Capital expenditures	(931)	(619)	(361)
Net change in notes receivable from affiliated companies	—	(360)	25
Proceeds from divestitures	2,053	—	2,053
Other	51	30	51
	$1,875	$(949)	$1,768

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(2,216)	$—	$(662)
Net changes in long-term debt outstanding, excluding commercial paper	(1,899)	589	(1,272)
Net changes in debt issuance costs	12	(3)	(1)
Net changes in short-term borrowings	484	—	484
Payment of obligation for finance lease	(218)	(218)	—
Increased payment of common stock dividends	(50)	—	—
Decreased payment of preferred stock dividends	58	—	—
Net change in notes payable from affiliated companies	—	(544)	(1,720)
Contribution from parent	—	1,143	125
Dividend to parent	—	(141)	(844)
Other	(1)	—	1
	$(3,830)	$826	$(3,889)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock and Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining three months of 2022 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$1,088	$552	$413
Scheduled principal payments on Securitization Bonds	76	76	—
Minimum contributions to pension plans and other post-retirement plans	3	—	1
Finance lease for TEEEF	271	271	—

The Registrants expect that anticipated cash needs for the remaining three months of 2022 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans, anticipated proceeds from the Texas Public Financing Authority customer rate relief bonds for recovery of the gas cost incurred in Texas during the February 2021 Winter Storm Event, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Discretionary financing or refinancing may result in the issuance of debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

Capital Expenditures Update. CenterPoint Energy announced in November 2022 an increase of $2.3 billion to its 10-year capital plan, concluding in 2030, which now totals nearly $43 billion.

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

Regulatory Matters

February 2021 Winter Storm Event

For further information about the February 2021 Winter Storm Event, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric CPCN (CenterPoint Energy)

On February 9, 2021, Indiana Electric entered into a BTA with a subsidiary of Capital Dynamics. Under the agreement, Capital Dynamics, with its partner Tenaska, contracted to build a 300 MW solar array in Posey County, Indiana through a special purpose entity, Posey Solar. Upon completion of construction, Indiana Electric will acquire Posey Solar and its solar array assets for a fixed purchase price. On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the project. Indiana Electric also sought approval for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. A hearing was conducted on June 21, 2021. On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey solar project through a BTA and approved recovery of costs via a levelized rate over the anticipated 35-year life. The IURC also approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. The Posey solar project is expected to be placed in service in 2024. Due to rising cost for the project, caused in part by supply chain issues in the energy industry, the rising costs of commodities and community feedback, we, along with Capital Dynamics, announced plans in January 2022 to downsize the Posey solar project to approximately 200 MW. Indiana Electric collaboratively agreed to the scope change and is currently working through contract negotiations, contingent on further IURC review and approval.

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. A hearing was conducted on January 26 through 28, 2022, and on June 28, 2022 the IURC approved the CPCN. On July 18, 2022, the OUCC filed a petition for rehearing and reconsideration with the IURC of the approved turbine cost estimate and pipeline cost recovery issues and, as of July 29, 2022, three organizations, the OUCC, Citizens Action Coalition and Indiana Industrial Energy Consumers, had filed notices of appeal of the petition with the Indiana Court of Appeals. The IURC denied the OUCC’s request for rehearing and reconsideration on August 10, 2022. The OUCC, Citizens Action Coalition and Indiana Industrial Energy Consumers dismissed their appeal of the IURC order effective August 22, 2022. The estimated $334 million turbine facility is planned to be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5 mile pipeline will be constructed and operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. FERC granted a certificate to construct the pipeline on October 20, 2022. Indiana Electric has issued a limited notice to proceed to its contractor and anticipates granting its contractor full notice to proceed to construct the turbines during the fourth quarter of 2022. The turbines are targeted to be operational by year end 2025. Recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On October 19, 2022, Indiana Electric filed with the IURC seeking approval of the amended PPA. The Oriden solar array is expected to be placed in service by the end of 2023 and the Origis solar array is expected to be placed in service by the end of 2024.

On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing is scheduled for November 1, 2022. Pending approval, the project is expected to be placed in service by 2025.

For more information regarding uncertainties related to our solar projects, see Item 1A of Part II of this combined Form 10-Q and “ —Solar Panel Issues” below.

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine, and it remains out of service. The current estimate of the costs to repair F.B. Culley Unit 3 is approximately $7 million to $9 million, which will largely be capital expenditures. CenterPoint Energy has located a replacement boiler feed pump turbine which is currently being refurbished by the original equipment manufacturer to ensure it is in good working order. Currently, F.B. Culley Unit 3 is expected to return to service in the first half of 2023 depending on the time it takes to refurbish, install and test operation of the replacement turbine and related materials. CenterPoint Energy is evaluating the applicability of insurance coverages. For the duration of the unplanned outage, CenterPoint Energy expects to meet its generation capacity needs from its other generation units and power purchase agreements.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

The State of Indiana has enacted legislation, Senate Bill 386, that would enable CenterPoint Energy to request approval from the IURC to securitize the remaining book value and removal costs associated with generating facilities to be retired in the next twenty-four months. The Governor of Indiana signed the legislation on April 19, 2021. On May 10, 2022, CenterPoint Energy (Indiana Electric) filed with the IURC to securitize qualified costs associated with its planned retirements of coal generation facilities. Total qualified costs are estimated at $359 million, of which $350 million would be financed and $9 million are estimated total ongoing costs. A hearing was held before the IURC on September 7, 2022 and a final order is anticipated in early 2023.

Restructuring (CenterPoint Energy and CERC)

In July 2021, Indiana North and SIGECO filed petitions with the IURC for the approval of a new financial services agreement and the confirmation of Indiana North’s financing authority, and final orders were issued by the IURC on December 28, 2021. VEDO filed a similar application with the PUCO in September 2021 and the PUCO issued an order on January 26, 2022 adopting recommendations by PUCO staff. Both the IURC and PUCO approved the petitions. The orders allow the reissuance of existing debt of Indiana Gas and VEDO to CERC, to continue to amortize existing issuance expenses and discounts, and to treat any potential exchange fees as discounts to be amortized over the life of the debt. As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million in return for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. Additionally, although not necessary to complete the Restructuring or the above mentioned exchange, on October 5, 2022, CERC Corp. closed a separate exchange offer for all outstanding VUH 6.10% senior notes. For further information on the debt exchanges, see Note 11 to the Interim Condensed Financial Statements. CenterPoint Energy completed the transfer of Indiana Gas and VEDO from VUH to CERC on June 30, 2022 to better align its organizational structure with management and financial reporting and to fund future capital investments more efficiently. See Note 1 to the Interim Condensed Financial Statements for further information.

Texas Legislation (CenterPoint Energy and Houston Electric)

Houston Electric continues to review the effects of legislation passed in 2021 and is working with the PUCT regarding proposed rulemakings and pursuing implementation of these items where applicable. For example, as a result of legislation in 2021 Houston Electric entered into two leases for TEEEF (mobile generation) which are detailed in Note 19 to the Interim Condensed Financial Statements. Houston Electric filed its DCRF application with the PUCT on April 5, 2022, and subsequently amended such filing on July 1, 2022 to show mobile generation in a separate Rider TEEEF, seeking recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million. The annual revenue increase requested for these lease agreements is approximately $57 million. A hearing was held on October 18 through 20, 2022. These TEEEF leases are expected to support resiliency in major weather events, as was the case during the restoration process for Hurricane Nicholas in 2021. For additional information, see Note 6 to the Interim Condensed Financial Statements.

In addition to these measures taken by Houston Electric to support system preparedness and reliability, Houston Electric has engaged in a customer outreach strategy, initially with the the City of Houston, on the first-of-its-kind long-term strategic power resilience initiative called “Resilient Now,” which now has grown to include several other cities and large industrial customers. The input received through this effort continues to help inform capital opportunities for Houston Electric, including relating to increased system resiliency, reliability and grid modernization, as well as to electric vehicles infrastructure.

Minnesota Base Rate Cases (CenterPoint Energy and CERC)

On November 1, 2021, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $67 million with a projected test year ended December 31, 2022. The revenue increase is based upon a requested ROE of 10.2% and an overall rate of return of 7.06% on a total rate base of approximately $1.8 billion. CERC requested that an interim rate increase of approximately $52 million be implemented January 1, 2022 while the rate case is litigated. An alternative request was also filed on November 1, 2021. The alternative request proposed a final rate increase of $40 million that would be implemented in the rate case on January 1, 2022, and offered: an increase in rates for plant investment only using the overall rate of return approved in the prior rate case, an asymmetrical capital true-up, extension of the recovery of gas costs incurred to serve customers in February 2021 from the then current 27 month mechanism to 63 months, an income tax rider, continuation of the existing property tax rider and continued deferral of COVID-19 incremental costs along with additional adjustments. On December 30, 2021, the MPUC issued a written order denying the alternative request but extended the recovery for extraordinary gas costs to 63-months beginning on January 1, 2022. The MPUC also issued written orders on the general rate case filing which (1) accepted CERC’s rate-increase application with a time for final determination of September 1, 2022, (2) authorized the implementation of interim rates on January 1, 2022, of $42 million based on an overall rate of return of 6.46%, and (3) referred the case to the Office of Administrative Hearings for a contested case proceeding. On March 14, 2022, an Offer of Settlement was filed with the Office of Administrative Hearings which would resolve all issues in the rate case. The settlement provides for a general revenue increase of $48.5 million and overall rate of return of 6.65%. On August 18, 2022, the MPUC orally approved the settlement, and a written order was issued on September 23, 2022. After approval of CERC’s compliance filing, rate implementation is expected by January 1, 2023.

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

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects may be significantly impacted by delays and/or increased costs. The potential delays and inflationary cost pressures communicated from the developers of our solar projects are primarily due to (i) unavailability of solar panels and other uncertainties related to the pending DOC investigation on anti-dumping and countervailing duties petition filed by a domestic solar manufacturer, (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China's Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. Preliminary findings from the DOC investigation, including potential tariff amounts, are expected to be released in November 2022, with a final decision expected in the first half of 2023. In June

2022, President Biden authorized an executive order which would suspend anti-circumvention tariffs on solar panels for two years; however, the executive order could be subject to legal challenges and its effects remain uncertain. The resolution of these issues will determine what additional costs or delays our solar projects will be subject to. If any of these impacts result in cost increases for certain projects, such potential impacts are expected to result in the need for us to seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors” in the Registrants’ 2021 Form 10-K and Item 1A of Part II of this combined Form 10-Q.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Houston Electric is periodically involved in proceedings to adjust its capital tracking mechanisms (TCOS and DCRF) and annually files to adjust its EECRF. CERC is periodically involved in proceedings to adjust its capital tracking mechanisms in Texas (GRIP), its cost of service adjustments in Louisiana and Mississippi (RSP and RRA, respectively), its decoupling mechanism in Minnesota, and its energy efficiency cost trackers in Minnesota and Mississippi (CIP and EECR, respectively). CenterPoint Energy is periodically involved in proceedings to adjust its capital tracking mechanisms in Indiana (CSIA for gas and TDSIC for electric) and Ohio (DRR), its decoupling mechanism in Indiana (SRC for gas), and its energy efficiency cost trackers in Indiana (EEFC for gas and DSMA for electric) and Ohio (EEFR). The table below reflects significant applications pending or completed since the Registrants’ combined 2021 Form 10-K was filed with the SEC through October 28, 2022.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TCOS	38	September 2022	October 2022	October 2022	Based on net change in invested capital of $317 million.
EECRF (1)	23	June 2022	TBD	TBD	The requested amount is comprised of the following: 2023 Program and Evaluation, Measurement and Verification costs of $38 million, a charge of $3 million related to the under-recovery of 2021 program costs including interest and rate case expenses, 2021 earned bonus of $23 million for a total of $64 million. On August 26, 2022, a unanimous settlement was filed for an adjusted total of $63 million comprised of the following: 2023 Program and Evaluation, Measurement and Verification costs of $37 million, a charge of $3 million related to the under-recovery of 2021 program costs including interest and rate case expenses, and a 2021 earned bonus of $23 million.
DCRF (1)	142	April 2022	TBD	TBD	As amended on July 1, 2022, the net change in distribution invested capital since its last base rate proceeding of over $1 billion for the period January 1, 2019 through December 31, 2021 for a revenue increase of $86 million, adjusted for load growth. In addition, the request includes approximately $200 million in TEEEF during the calendar year ending December 31, 2021 representing a revenue increase of $57 million. The requested overall revenue increase is $142 million with a proposed effective date of September 1, 2022. On July 11, 2022, a partial settlement was filed resolving the non-mobile generation issues. The settlement provides for a black box reduction to the revenue requirement of $7.8 million for a revenue increase of $78 million and a September 1, 2022 effective date for rates. A hearing on TEEEF issues was held on October 18 through 20, 2022.
TCOS	64	February 2022	April 2022	April 2022	Based on net change of invested capital of $574 million.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	34	March 2022	June 2022	June 2022	Based on net change in invested capital for calendar year 2021 of $213 million.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP (1)	7	September 2022	TBD	TBD
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band, is $3 million based on a test year ended June 2022 and adjusted ROE of 7.05%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band, is $5 million based on a test year ended June 2022 and adjusted ROE of 4.19%. The TCJA refund impact to North Louisiana and South Louisiana was $1 million and $1 million, respectively. North Louisiana and South Louisiana also seek to recover regulatory assets due to COVID bad debt expenses in the amounts of $0.7 million and $0.3 million, respectively.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	8	May 2022	October 2022	September 2022	CIP Financial Incentive based on 2021 CIP program activity.
Rate Case (1)	67	November 2021	TBD	TBD	See discussion above under Minnesota Base Rate Case.
Decoupling	N/A	September 2021	September 2021	April 2022	Represents under-recovery of approximately $19 million recorded for and during the period July 1, 2020 through June 30, 2021, including an approximately $5 million adjustment related to the implementation of final rates from the general rate case filed in 2019.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	2	April 2022	August 2022	August 2022
Based on ROE of 9.568% with 100 basis point (+/-) earnings band. Revenue increase of approximately $3 million based on 2021 test year adjusted earned ROE of 7.74%. Interim increase of approximately $1 million implemented May 31, 2022. A joint stipulation was filed on July 29, 2022 resolving all issues and an agreed revenue increase of $2 million based on 2021 test year adjusted earned ROE of 8.27% with rates effective in August 2022.

CenterPoint Energy and CERC - Indiana South - Gas (IURC)
CSIA (1)	9	October 2022	TBD	TBD	Requested an increase of $12 million to rate base, which reflects approximately $1 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of ($1 million) annually. Also included are unrecovered deferred O&M expenses of $9 million.

CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA (1)	17	October 2022	TBD	TBD	Requested an increase of $38 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of ($5 million) annually. Also included is unrecovered deferred O&M expenses of $20 million.

CenterPoint Energy and CERC - Ohio (PUCO)
DRR	5	April 2022	September 2022	August 2022	Requested an increase of $63 million to rate base for investments made in 2021, which reflects a $9 million annual increase in current revenues. A change in (over)/under-recovery variance of $(4 million) annually is also included in rates. Filed request on September 14, 2022 to extend the DRR beyond 2023 for investment through December 31, 2026.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC (1)	3	August 2022	TBD	TBD
Requested an increase of $43 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than ($1 million).

ECA	6	May 2022	August 2022	August 2022	Requested an increase of $21 million to rate base, which reflects a $9 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of ($3 million).
TDSIC	3	February 2022	May 2022	May 2022
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

Inflation Reduction Act (IRA)

On August 16, 2022, the IRA was signed into law. The new law extends or creates tax-related energy incentives for solar, wind and alternative clean energy sources, implements a 1% tax on share repurchases after December 31, 2022, and implements a 15% corporate alternative minimum tax based on the AFSI of those corporations with an average AFSI of $1 billion over the most recent three-year period. Although further guidance on the tax provisions of the IRA is expected, the Registrants do not expect the IRA to have a material impact on their 2022 financial results, and they continue to evaluate the IRA provisions for the effect on their future financial results.

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

The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the U.S. commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035 as well as a goal to reduce Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 estimates do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain natural gas transmission facilities, and the EPA has indicated that it intends to implement new regulations targeting reductions in methane emissions, which are likely to increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s new net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives to eliminate natural gas use in buildings and focus on electrification. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy.

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

To address these developments, CenterPoint Energy announced its new net zero emissions goals for both Scope 1 and Scope 2 emissions by 2035. In June of 2020, Indiana Electric identified a preferred generation resource in its most recent IRP submitted to the IURC that aligns with its new net zero emissions goals and includes the replacement of 730 MWs of coal-fired generation facilities with a significant portion comprised of renewables, including solar and wind, supported by dispatchable natural gas combustion turbines, including a pipeline to serve such natural gas generation, as well as storage. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in cleaner energy investments and enablement, which may be used to support, among other things, renewable generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its newly adopted net zero emissions goals support global efforts to reduce the impacts of climate change.

To the extent climate changes result in warmer temperatures in the Registrants’ service territories, financial results from the Registrants’ businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s Natural Gas could be adversely affected through lower natural gas sales. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity used for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and flooding, including such storms as the February 2021 Winter Storm Event. Since many of the Registrants’ facilities are located along or near the Texas Gulf Coast, increased or more severe hurricanes or tornadoes could increase costs to repair damaged facilities and restore service to customers. CenterPoint Energy’s previously announced 10-year capital plan includes capital expenditures to maintain reliability and safety and increase resiliency of its systems as climate change may result in more frequent significant weather events. Houston Electric does not own or operate any electric generation facilities other than, since September 2021, leasing facilities that provide temporary emergency electric energy to aid in restoring power to distribution customers during certain widespread power outages as allowed by a new law enacted after the February 2021 Winter Storm Event. Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. To the extent adverse weather conditions affect the Registrants’ suppliers, results from their energy delivery businesses may suffer. For example, in Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market and also caused a reduction in available natural gas capacity. When the

Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events continues, it may impact our ability to secure cost-efficient insurance.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $3.6 billion as of September 30, 2022. As of October 24, 2022, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of October 24, 2022
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$691	3.44%	February 4, 2024
Houston Electric	300	—	—	—	—%	February 4, 2024
CERC	900	—	—	559	3.45%	February 4, 2024
Total	$3,600	$—	$11	$1,250

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

Temporary Investments

As of October 24, 2022, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of October 24, 2022:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	3.48%	$131	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of October 24, 2022, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of September 30, 2022, the impact on the borrowing costs under the three revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $221 million as of September 30, 2022. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on September 30, 2022, deferred taxes of approximately $659 million would have been payable in 2022. If all the ZENS-Related Securities had been sold on September 30, 2022, capital gains taxes of approximately $68 million would have been payable in 2022 based on 2022 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in September 2021 and updated in November 2022, CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses to support rate base growth and may explore asset sales, in addition to the recently completed sale of its Natural Gas businesses located in Arkansas and Oklahoma, as a means to efficiently finance a portion of such increased capital expenditures. For further information, see Note 3 to the Interim Condensed Financial Statements.

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
•increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans due to rising interest rates or the use of alternative sources of financings;
•increases in commodity prices and inflation rates;
•various legislative or regulatory actions, including recovery of costs such as those associated with the TEEEF leases;
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

Impairment of Long-Lived Assets, Including Identifiable Intangibles and Goodwill

The Registrants review the carrying value of long-lived assets, including identifiable intangibles, goodwill, and investments without a readily determinable fair value, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually, goodwill is tested for impairment as required by accounting guidance for goodwill and other intangible assets.  Unforeseen events, changes in market conditions, and probable regulatory disallowances, where applicable, could have a material effect on the value of long-lived assets, including intangibles, goodwill, and investments without a readily determinable fair value due to changes in observable or estimated market value, future cash flows, interest rate, and regulatory matters could result in an impairment charge.

Annual goodwill impairment test

CenterPoint Energy and CERC completed their 2022 annual goodwill impairment test during the third quarter of 2022 and determined, based on an income approach or a weighted combination of income and market approaches, that no goodwill impairment charge was required for any reporting unit. The fair values of each reporting unit significantly exceeded the carrying value of the reporting unit.

Although no goodwill impairment resulted from the 2022 annual test, an interim goodwill impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, if CenterPoint Energy’s market capitalization falls below book value for an extended period of time, or events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit.

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

Other than the annual goodwill impairment test and the common control transaction discussed above, there have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2022, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2021 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2022, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $3.0 billion and $4.5 billion as of September 30, 2022 and December 31, 2021, respectively. If the floating interest rates were to increase by 10% from September 30, 2022 rates, CenterPoint Energy’s combined interest expense would increase by approximately $8 million annually.

As of September 30, 2022 and December 31, 2021, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $12.7 billion and $11.7 billion, respectively, in principal amount and having a fair value of $11.2 billion and $13.0 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $542 million if interest rates were to decline by 10% from levels at September 30, 2022. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $8 million as of September 30, 2022 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at September 30, 2022. Changes in the fair value of the derivative component, a $522 million recorded liability at September 30, 2022, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2022 levels, the fair value of the derivative component liability would decrease by less than $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the September 30, 2022 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of September 30, 2022, the recorded fair value of non-trading energy derivative assets was $34 million and $27 million, respectively, for CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2022 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	x		x
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.4	Ninth Supplemental Indenture to Exhibit 4.3, dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)		x
4.5	Twentieth Supplemental Indenture to Exhibit 4.3, dated as of December 9, 2008	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2		x
4.6	Thirty-Second Supplemental Indenture to Exhibit 4.3, dated as of September 15, 2022	Houston Electric’s Form 8-K dated September 12, 2022	1-3187	4.4		x
†4.7	Officer’s Certificate, dated September 15, 2022, setting forth the form, terms and provisions of the Thirty-Fifth and Thirty Sixth Series of General Mortgage Bonds					x
4.8	Indenture, dated as of February 1, 1998, between CenterPoint Energy Resources Corp. (formerly NorAm Energy Corp.) and The Bank of New York Mellon Trust Company, National Association (successor JPMorgan Chase Bank, National Association (formerly Chase Bank of Texas)), as trustee	CERC’s Form 8-K dated February 5, 1998	1-13265	4.1			x
4.9	Supplemental Indenture No. 22 to Exhibit 4.8 dated as of October 5, 2022	CERC’s Form 8-K dated October 5, 2022	1-13265	4.2			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.10	Registration Rights Agreement, dated as of October 5, 2022, between CenterPoint Energy Resources Corp. and Goldman Sachs & Co. LLC	CERC’s Form 8-K dated October 5, 2022	1-13265	4.3			x
10.1	$500,000,000 Term Loan Agreement dated as of August 23, 2022 among CenterPoint Energy Resources Corp., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the banks named therein	CERC’s Form 8-K dated August 23, 2022	1-13265	10.1			x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Scott E. Doyle						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Scott E. Doyle					x
†32.1.3	Section 1350 Certification of Scott E. Doyle						x
†32.2.1	Section 1350 Certification of Jason P. Wells				x
†32.2.2	Section 1350 Certification of Jason P. Wells					x
†32.2.3	Section 1350 Certification of Jason P. Wells						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kara Gostenhofer Ryan
Kara Gostenhofer Ryan
Vice President and Chief Accounting Officer

Date: November 1, 2022