Form 10-K
period 2022-12-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2023-02-17
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

CenterPoint Energy, Inc.	☐
CenterPoint Energy Houston Electric, LLC	☐
CenterPoint Energy Resources Corp.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

CenterPoint Energy, Inc.	☐
CenterPoint Energy Houston Electric, LLC	☐
CenterPoint Energy Resources Corp.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No ☑
CenterPoint Energy Resources Corp.	Yes	☐	No ☑

The aggregate market values of the voting stock held by non-affiliates of the Registrants as of June 30, 2022 are as follows:

CenterPoint Energy, Inc. (using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to Securities Exchange Act of 1934 and excluding shares held by directors and executive officers)	$18,490,009,390
CenterPoint Energy Houston Electric, LLC	None
CenterPoint Energy Resources Corp.	None

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of  February 9, 2023:

CenterPoint Energy, Inc.	629,788,724	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2023 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

i

GLOSSARY
ACE	Affordable Clean Energy
AFSI	Adjusted financial statement income
AFUDC	Allowance for funds used during construction
AGC	Alcoa Generating Corporation, a subsidiary of Alcoa, Inc.
AMAs	Asset Management Agreements
AMI	Advanced Metering Infrastructure
AMS	Advanced Metering System
Arevon	Arevon Energy, Inc., which was formed through the combination of Capital Dynamics, Inc.’s U.S. Clean Energy Infrastructure business unit and Arevon Asset Management
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bailey to Jones Creek Project	A transmission project in the greater Freeport, Texas area, which includes enhancements to two existing substations and the construction of a new 345 kV double-circuit line located in the counties of Brazoria, Matagorda and Wharton
Bcf	Billion cubic feet
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp. until its divestiture on June 1, 2020
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNG	Compressed natural gas
Code	The Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board of Directors of CenterPoint Energy
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of public convenience and necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DE&I Council	Diversity, Equity and Inclusion Council

GLOSSARY
DOC	U.S. Department of Commerce
DOT	U.S. Department of Transportation
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
Dth	Dekatherms
EBITDA	Earnings before income taxes, depreciation and amortization
ECA	Environmental Cost Adjustment
EDF Renewables	EDF Renewables Development, Inc.
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
Elk GP Merger Sub	Elk GP Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Elk Merger Sub	Elk Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Enable	Enable Midstream Partners, LP
Enable Common Units	Enable common units, representing limited partnership interests in Enable
Enable GP	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable
Enable Merger	The merger of Elk Merger Sub with and into Enable and the merger of Elk GP Merger Sub with and into Enable GP, in each case on the terms and subject to the conditions set forth in the Enable Merger Agreement, with Enable and Enable GP surviving as wholly-owned subsidiaries of Energy Transfer, which closed on December 2, 2021
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Systems Group	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Symmetry Energy Solutions Acquisition (f/k/a Athena Energy Services Buyer, LLC)
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERISA	Employee Retirement Income Security Act of 1974
ERG	Employee Resource Group
ERO	Electric Reliability Organization
ESPC	Energy Savings Performance Contract
FAC	Fuel Adjustment Clause

GLOSSARY
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 resulting in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K
FPA	Federal Power Act
General Mortgage	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee, as supplemented
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
HLPSA	Hazardous Liquid Pipeline Safety Act of 1979
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
HVAC	Heating, ventilation and air conditioning
IBEW	International Brotherhood of Electrical Workers
ICPA	Inter-Company Power Agreement
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of CERC Corp.
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	Indiana Electric, Indiana North and Indiana South, collectively
Infrastructure Services	Provided underground pipeline construction and repair services through VISCO and its wholly-owned subsidiaries, Miller Pipeline, LLC and Minnesota Limited, LLC
Infrastructure Services Disposal Group	Businesses within the Infrastructure Services reporting unit that were sold under the Securities Purchase Agreement
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDC	Local Distribution Company
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
Load Shed	Curtailing the amount of electricity a TDU can transmit and distribute to its customers
LPSC	Louisiana Public Service Commission
LTIPs	Long-term incentive plans
MCRA	MISO Cost and Revenue Adjustment
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc., which closed on the Merger Date
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Date	February 1, 2019
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc. (now known as Mobile Energy Solutions, Inc.), previously a wholly-owned subsidiary of CERC Corp.

GLOSSARY
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
Mva	Megavolt amperes
MW	Megawatts
Natural Gas	Natural gas distribution businesses
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NGPSA	Natural Gas Pipeline Safety Act of 1968
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OGE	OGE Energy Corp.
OPEIU	Office & Professional Employees International Union
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
OVEC	Ohio Valley Electric Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
Pipes Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020
PowerTeam Services	PowerTeam Services, LLC, a Delaware limited liability company, now known as Artera Services, LLC
PPA	Power purchase agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
READY	CenterPoint Energy’s serious injury and fatality prevention model. READY stands for Recognize, Evaluate, Anticipate, Define, Yes
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and VEDO from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
v

GLOSSARY
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement, dated as of February 3, 2020, by and among VUSI, PowerTeam Services and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren
Securitization Bonds	Transition and system restoration bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series B Preferred Stock	CenterPoint Energy’s 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SOFR	Secured Overnight Financing Rate
S&P	S&P Global Ratings, a division of S&P Global Inc.
SRC	Sales Reconciliation Component
Symmetry Energy Solutions Acquisition	Symmetry Energy Solutions Acquisition, LLC, a Delaware limited liability company (f/k/a Athena Energy Services Buyer, LLC) and subsidiary of Energy Capital Partners, LLC
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under Section 39.918 of the Public Utility Regulatory Act, also referred to as mobile generation
Texas RE	Texas Reliability Entity
TSA	Transportation Security Administration
UESC	Utility Energy Services Contract
USW	United Steelworkers Union
UWUA	Utility Workers Union of America
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of the Merger Date, and, after the Restructuring, is held indirectly by CenterPoint Energy through Vectren Affiliated Utilities, Inc.
VEDO	Vectren Energy Delivery of Ohio, LLC, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. to a limited liability company on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
VIE	Variable interest entity
VISCO	Vectren Infrastructure Services Corporation, formerly a wholly-owned subsidiary of Vectren
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
VUH PPNs	VUH’s private senior guaranteed notes
VUSI	Vectren Utility Services, Inc., a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada.
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029

GLOSSARY
ZENS-Related Securities	As of December 31, 2022, consisted of AT&T Common, Charter Common and WBD Common and as of December 31, 2021, consisted of AT&T Common and Charter Common
2021 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2021
2022 Annuity Lift-Out	The irrevocable group annuity contract purchased in December 2022 from an insurance company to transfer $138 million of CenterPoint Energy’s pension plan’s outstanding benefit obligation

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

SUMMARY OF RISK FACTORS

An investment in CenterPoint Energy’s securities involves a significant degree of risk. Below is a summary of certain risk factors to consider in evaluating CenterPoint Energy as well as its Common Stock and preferred stock. However, this list is not exhaustive. Before investing in CenterPoint Energy, carefully consider the risk factors discussed or referenced below and in Item 1A. “Risk Factors” of this combined report on Form 10-K. If any of the risks discussed below and in Item 1A. “Risk Factors” were actually to occur, CenterPoint Energy’s, Houston Electric’s and CERC’s business, financial condition, results of operations or cash flows could be adversely affected. In that case, CenterPoint Energy might not be able to pay dividends on its Common Stock or preferred stock, or the trading price of its Common Stock or preferred stock could decline.

Risk Factors Affecting Operations

Electric Generation, Transmission and Distribution (CenterPoint Energy and Houston Electric)

•Disruptions at power generation facilities, generation inadequacy or directives issued by regulatory authorities could cause interruptions in Houston Electric’s and Indiana Electric’s ability to provide transmission and distribution services and adversely affect their reputation, financial condition, results of operations and cash flows.
•Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in payments of these receivables could adversely affect Houston Electric’s financial condition, results of operations and cash flows.
•Indiana Electric’s execution of its generation transition plan, including its IRPs, are subject to various risks, including timely recovery of capital investments and increased costs and risks related to the timing and cost of development and/or construction of new generation facilities.
•In the aftermath of the February 2021 Winter Storm Event, there have been calls for reform of the Texas electric market, some measure of which, if implemented, could have an adverse impact on Houston Electric.
•Houston Electric’s use of TEEEF is subject to various risks, including related to failure to obtain and deploy sufficient TEEEF resources, potential performance issues and allegations about Houston Electric’s deployment of the resources (including the planning, execution and effectiveness of the same), regulatory and environmental requirements, and timely recovery of capital.

Natural Gas (CenterPoint Energy and CERC)

•Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for Natural Gas’ customers.
•Natural Gas is subject to fluctuations in natural gas prices, which could affect the ability of its suppliers and customers to meet their obligations or may impact its operations, which could adversely affect CERC’s financial condition, results of operations and cash flows.
•Natural Gas must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on CenterPoint Energy’s and CERC’s financial condition, results of operations and cash flows.

Energy Systems Group (CenterPoint Energy)

•Energy Systems Group’s business has performance and warranty obligations, some of which are guaranteed by CenterPoint Energy.

Risk Factors Affecting Regulatory, Environmental and Legal Risks

•Rate regulation of Registrants’ Electric and Natural Gas businesses may delay or deny their ability to earn an expected return and fully and timely recover their costs.
•We are subject to operational and financial risks and liabilities arising from environmental laws and regulations, including regulation of CCR, climate change legislation and certain local initiatives that seek to limit fossil fuel usage.
•CenterPoint Energy is subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve its carbon emissions reduction goals.
•We are involved in numerous legal proceedings, the outcomes of which are uncertain, and resolution adverse to us could negatively affect our financial results.

Risk Factors Affecting Financial, Economic and Market Risks

•Continued disruptions to the global supply chain may lead to higher prices for goods and services and impact our operations, which could have an adverse impact on our ability to execute our capital plan and on our financial condition, results of operations and cash flows.
•CenterPoint Energy is a holding company that derives all of its operating income from, and holds substantially all of its assets through, its subsidiaries. As a result, CenterPoint Energy depends on the performance of and distributions from its subsidiaries to meet its payment obligations and to pay dividends on its common and preferred stock, and provisions of applicable law or contractual restrictions could limit the amount of those distributions.
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

Risk Factors Affecting Safety and Security Risks

•The Registrants’ businesses have safety risks.
•Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our reputation, financial condition, results of operations and cash flows.

General and Other Risks

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
•Global or regional health pandemics, epidemics or similar public health threats could negatively impact our business, outlook, financial condition, results of operations and liquidity.

PART I

Item 1.Business

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants. Except as discussed in Note 13 to the consolidated financial statements, no registrant has an obligation in respect of any other registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any registrant other than the obligor in making a decision with respect to such securities.

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

OUR BUSINESS

Overview

CenterPoint Energy is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission, distribution and generation facilities and natural gas distribution facilities and provide energy services and other related activities.

CenterPoint Energy’s indirect, wholly-owned subsidiaries include:

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

As of December 31, 2022, CenterPoint Energy’s reportable segments were Electric and Natural Gas. Houston Electric and CERC each consist of one reportable segment.

Discontinued Operations. For a discussion of discontinued operations and divestitures, see Note 4 to the consolidated financial statements.

For a discussion of net income by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Reportable Segment” in Item 7 of Part II of this report. For additional information about the segments, see Note 17 to the consolidated financial statements. From time to time, we consider the acquisition or the disposition of assets or businesses.

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

•our Supplier Code of Conduct;

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

Houston Electric (CenterPoint Energy and Houston Electric)

Houston Electric is a transmission and distribution electric utility that operates wholly within the state of Texas. Houston Electric does not make direct retail or wholesale sales of electric energy or own or operate any power generation generating facilities other than TEEEF.

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

Bond Companies

Houston Electric has special purpose subsidiaries consisting of the Bond Companies, which it consolidates. These consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds, and conducting activities incidental thereto. The Securitization Bonds are repaid through charges imposed on customers in Houston Electric’s service territory. On August 15, 2022, Restoration Bond Company repaid in full its last outstanding system restoration bonds at maturity. For further discussion of the Securitization Bonds and the outstanding balances as of December 31, 2022 and 2021, see Note 13 to the consolidated financial statements.

Customers

Houston Electric serves nearly all of the Houston/Galveston metropolitan area near the Texas gulf coast. Houston Electric’s customers consist of REPs, which sell electricity to metered customers in Houston Electric’s certificated service area, and municipalities, electric cooperatives and other distribution companies located outside Houston Electric’s certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the PUCT. Houston Electric does not have long-term contracts with any of its customers. It operates using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day. For information regarding Houston Electric’s major customers, see Note 17 to the consolidated financial statements.

The table below reflects the number of REPs and metered customers in Houston Electric’s service area as of December 31, 2022:

	REPs	Residential	Commercial/ Industrial	Total Customers
Texas gulf coast	64	2,402,329	304,269	2,706,598

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

Indiana Electric (CenterPoint Energy)

Indiana Electric consists of SIGECO’s electric transmission and distribution services, including its power generating and wholesale power operations. As of December 31, 2022, Indiana Electric supplied electric service to the following:

	Residential	Commercial/Industrial	Total Customers
Southwestern Indiana	132,402	19,249	151,651

System Load

Total load and the related reserve margin at the time of the system summer peak on June 13, 2022, is presented below in MW, except for reserve margin at peak.

2022
Total load at peak	1,020

Generating capability	1,212
Purchase supply (effective capacity)	36
Interruptible contracts & direct load control	9
Total power supply capacity	1,257
Reserve margin at peak	23%

The winter peak load for the 2021-2022 season of approximately 758 MW occurred on January 10, 2022.

Solar

Indiana Electric has entered into various PPAs to purchase solar power to meet its future generation needs as reported in the table below.

PPA with	Location	Expected Date in Service	Capacity (MW)	Term (in Years)
Clenera	Warrick County, Indiana	2025	100	25
Oriden	Vermillion County, Indiana	2025	185	15
Origis	Knox County, Indiana	2024	150	20
			435

For further information about Indiana Electric’s solar power activities, see “Item 2. Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.
Coal Purchases

Coal for coal-fired generating stations has been supplied from operators of nearby coal mines as there are substantial coal reserves in the southern Indiana area. Major suppliers are those that account for greater than 10% of Indiana Electric’s coal purchases and were as follows for the year ended December 31, 2022:

Sunrise LLC	88%
Peabody Coal Sales LLC	11%
Total of major suppliers	99%

The remaining 1% of coal purchases were spot purchases.

The table below presents information related to coal purchases during the year ended December 31, 2022 and coal inventory as of December 31, 2022.

(In tons, except average cost per ton)
Coal purchased for generating electricity	2,398,365
Coal inventory as of December 31, 2022	420,750
Average cost of coal per ton	$58.32

Firm Purchase Supply

Indiana Electric enters into long-term purchase supply agreements to meet its generation needs as disclosed below:

Fuel Type	Provider	Location	Contract Expiration	Capacity (MW)	Purchased in 2022 (in GWh)

Coal	OVEC (1)	Indiana and Ohio	n/a	32	179
Wind	Benton County Wind Farm, LLC	Benton County, Indiana	2028	30	86
Wind	Fowler Ridge II Wind Farm, LLC	Benton/Tippecanoe Counties, Indiana	2029	50	147
				112	412

(1)As part of its power portfolio, Indiana Electric is a 1.5% shareholder in the OVEC. Based on its participation in the ICPA between OVEC and its shareholder companies, Indiana Electric has the right to 1.5% of OVEC’s generating capacity output and shares in 1.5% of the operating expenses and debt obligations of OVEC.

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

MISO related activity for the year ended December 31, 2022 was as follows:

In GWh
Net purchases (1)	388
Net sales (2)	883

(1)Represents volume intervals when purchases from the MISO were in excess of generation sold to the MISO.
(2)Represents volume intervals when sales to the MISO were in excess of purchases from the MISO.

Interconnections

As of December 31, 2022, Indiana Electric had interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc. and Big Rivers Electric Corporation providing the ability to simultaneously interchange approximately 750 MW during peak load periods. Indiana Electric, as required as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets to the MISO. Indiana Electric, in conjunction with the MISO, must operate the bulk electric transmission system in accordance with NERC Reliability Standards. As a result, interchange capability varies based on regional transmission system configuration, generation dispatch, seasonal facility ratings and other factors. Indiana Electric is in compliance with reliability standards promulgated by the NERC.

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

Natural Gas (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas engage in regulated intrastate natural gas sales and natural gas transportation and storage for residential, commercial, industrial and transportation customers. See the detail of customers by state below. CenterPoint Energy’s and CERC’s Natural Gas provide permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. CenterPoint Energy’s and CERC’s Natural Gas also provided services in Minnesota consisting of residential appliance repair and maintenance services along with HVAC equipment sales and home repair protection plans to natural gas customers in Indiana, Mississippi, Ohio and Texas through a third party as of December 31, 2022.

On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information regarding divestitures, see Note 4 to the consolidated financial statements.

CenterPoint Energy completed the Restructuring on June 30, 2022, whereby the equity interests in Indiana Gas and VEDO, were transferred from VUH to CERC Corp. As a result, Indiana Gas and VEDO became wholly owned subsidiaries of CERC Corp. to better align CenterPoint Energy’s organizational structure with management and financial reporting and to fund future capital investments more efficiently. For further information, see Note 1 to the consolidated financial statements.

For information regarding the properties of the Natural Gas reportable segment, please read “Properties — Natural Gas (CenterPoint Energy and CERC)” in Item 2 of this report, which information is incorporated herein by reference.

Customers

The table below reflects the number of CenterPoint Energy’s and CERC’s Natural Gas customers by state as of December 31, 2022:

	Residential	Commercial/ Industrial/Transportation	Total Customers
Indiana (Indiana Gas)	590,048	54,957	645,005
Louisiana	232,040	16,279	248,319
Minnesota	839,278	72,239	911,517
Mississippi	122,054	13,169	135,223
Ohio	305,741	24,388	330,129
Texas	1,770,565	110,152	1,880,717
Total CERC Natural Gas	3,859,726	291,184	4,150,910
Indiana (SIGECO)	104,495	10,650	115,145
Total CenterPoint Energy Natural Gas	3,964,221	301,834	4,266,055

The largest metropolitan areas served in each state were Houston, Texas; Minneapolis, Minnesota; Shreveport, Louisiana; Biloxi, Mississippi; Evansville, Indiana; and Dayton, Ohio.

The table below reflects the percentage of total throughput by customer type for the year ended December 31, 2022.

	CenterPoint Energy	CERC
Residential	36%	37%
Commercial/Industrial and Transportation	64%	63%
Total Throughput	100%	100%

Seasonality

The demand for natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal and affected by variations in weather conditions. In 2022, approximately 68% of CenterPoint Energy’s and CERC’s Natural Gas total throughput occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Supply and Transportation

In 2022, CenterPoint Energy’s Natural Gas purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to three-year terms. Major suppliers are those that account for greater than 10% of CenterPoint Energy’s or CERC’s annual natural gas supply purchases.

Major suppliers of natural gas for the year ended December 31, 2022 were as follows:

	CenterPoint Energy	CERC
Tenaska Marketing Ventures, LLC	34%	32%
Macquarie Energy, LLC	15%	15%
Koch Energy Services, LLC	10%	11%
Total of major suppliers	59%	58%

Numerous other suppliers provided the remainder of CenterPoint Energy’s and CERC’s natural gas supply requirements.

CenterPoint Energy’s and CERC’s Natural Gas transports their natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one to fourteen years. CenterPoint Energy’s and CERC’s Natural Gas anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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
CenterPoint Energy’s and CERC’s Natural Gas businesses continue to utilize AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas. CenterPoint Energy’s and CERC’s Natural Gas may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. For amounts outstanding under these AMAs, see Notes 4 and 13 to the consolidated financial statements.

Competition

CenterPoint Energy’s and CERC’s Natural Gas compete primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end users. In addition, as a result of federal regulations affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass CenterPoint Energy’s and CERC’s Natural Gas’ facilities and market, sell and/or transport natural gas directly to commercial and industrial customers.

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

REGULATION

The Registrants are subject to regulation by various federal, state and local governmental agencies, including the regulations described below. The following discussion is based on regulation in the Registrants’ businesses as of December 31, 2022.

Federal Energy Regulatory Commission

The FERC has jurisdiction under the NGA and the NGPA, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The FERC also regulates the transmission and wholesale sales of electricity in interstate commerce, mergers, acquisitions and corporate transactions by electricity companies, energy markets, reliability standards and the issuance of short-term debt by public utilities regulated by FERC. The FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions, to conduct audits and investigations, and to impose significant civil penalties (up to approximately $1.5 million per day per violation, subject to periodic adjustment to account for inflation) for statutory violations and violations of the FERC’s rules or orders.

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

State and Local Regulation – Electric Transmission & Distribution (CenterPoint Energy and Houston Electric)

Houston Electric is a member of ERCOT, which serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market operates under the reliability standards developed by the NERC, approved by the FERC and monitored and enforced by the Texas RE. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid.

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

In ERCOT, end users purchase their electricity directly from certificated REPs. Houston Electric’s distribution rates charged to REPs for residential and small commercial customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of large commercial and industrial customers are primarily based on peak demand. All REPs in Houston Electric’s service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge may include the transmission and distribution rate (which includes municipal franchise fees), a DCRF mechanism for recovery of incremental distribution-invested capital above that which is already reflected in the base distribution rate, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an EECRF charge, and charges associated with securitization of regulatory assets, stranded costs and restoration costs. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay Houston Electric the same rates and other charges for transmission services.

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

For a discussion of Indiana Electric’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

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

Department of Transportation (CenterPoint Energy and CERC)
CenterPoint Energy and CERC are subject to regulation by PHMSA under the NGPSA and the HLPSA. The NGPSA delegated to PHMSA through DOT the authority to regulate gas pipelines. The HLPSA delegated to PHMSA through DOT the authority to develop, prescribe and enforce federal safety standards for the transportation of hazardous liquids by pipeline. Every four years PHMSA is up for reauthorization by Congress and with that reauthorization comes changes to the legislative requirements that Congress sets forth for the oversight of natural gas and hazardous liquid pipelines. In 2020, the Pipes Act was enacted. The Pipes Act reauthorized PHMSA through 2023 and imposed a few new mandates on the agency. The law establishes a PHMSA technology pilot, authorizes a new idled pipe operating status and contains process protections for operators during PHMSA enforcement proceedings. Section 114 of the 2020 Pipes Act is a self-mandating rule for natural gas pipeline operations like CERC’s. Section 114 focuses on processes and procedures to eliminate or reduce emissions during normal operations. Further, Section 113 of the Pipes Act directed PHMSA to develop regulations to require natural gas pipeline operators to implement leak detection and repair programs. A proposed rule is currently expected to be released by March 31, 2023.

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

ENVIRONMENTAL MATTERS

The following discussion is based on environmental matters in the Registrants’ businesses as of December 31, 2022. The Registrants’ operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric transmission and distribution systems, steam electric and renewable generation systems and the facilities that support these systems, the Registrants must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact the Registrants’ business activities in many ways, including, but not limited to:

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

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG on the state, federal, or international level. On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the EPA exceeded its authority in promulgating the CPP. The EPA has announced it plans on issuing new GHG emissions rules in the future.

The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the United States’ commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its net zero emissions goals for both Scope 1 and certain Scope 2 emissions by 2035 as well as a goal to reduce certain Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market and customers choose their generation providers, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and, in addition, exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 estimates are based on the total natural gas supply delivered to residential and commercial customers as reported in the U.S. Energy Information Administration (EIA) Form EIA-176 reports and do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. For more information regarding CenterPoint Energy’s net zero and carbon emission reduction goals and their related risks, see “Risk Factors — Risk Factors Affecting Regulatory, Environmental and Legal Risks — CenterPoint Energy is subject to operational and financial risks ...” CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain natural gas transmission facilities, and the EPA has proposed rules that target reductions in methane emissions, which are likely to increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than TEEEF, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions.

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

Waters of the United States

Under the Obama administration, the EPA promulgated a set of rules that included a comprehensive regulatory overhaul of defining “waters of the United States” for the purposes of determining federal jurisdiction. The Trump administration signaled its intent to repeal and replace the Obama-era rules. In accordance with this intent, the EPA promulgated a rule in early 2018 that postponed the effectiveness of the Obama-era rules until 2020. Thereafter, the EPA proposed a new set of rules that would narrow the Clean Water Act’s jurisdiction, which were finalized on April 21, 2020. That set of rules was vacated by recent decisions in the U.S. federal district courts in New Mexico and Arizona, and on November 18, 2021, the EPA released a proposal to reestablish the pre-2015 definition of “waters of the United States” which will become effective upon finalization and publication. On December 30, 2022, the EPA and the U.S. Army Corps of Engineers announced the final “Revised Definition of ‘waters of the United States”’ rule, which was published on January 18, 2023 and becomes effective on March 20,

2023. The potential impact of the revisions to the “waters of the United States” regulations on the Registrants’ business, liabilities, compliance obligations or profits and revenues is uncertain at this time.

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

Cooling Water Intake Structures

Section 316 of the federal Clean Water Act requires steam electric generating facilities use “best technology available” to minimize adverse environmental impacts on a body of water. In May 2014, the EPA finalized a regulation requiring installation of “best technology available” to mitigate impingement and entrainment of aquatic species in cooling water intake structures. Indiana Electric is currently completing the required ecological studies and anticipates timely compliance in 2023.

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

Coal Ash

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. In 2015, the EPA finalized its CCR Rule, which regulates coal ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be beneficially reused. The EPA continues to propose amendments to the CCR Rule; however, under the CCR Rule as it is currently in effect, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021. Indiana Electric filed timely requests for extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The inability to take these extensions may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or adversely impact Indiana Electric’s future operations. Failure to comply with these requirements could also result in an enforcement proceeding, including the imposition of fines and penalties. On January 22, 2021, Indiana Electric received letters from the EPA for both the F.B. Culley and A.B. Brown facilities that determined Indiana Electric’s extension submittals complete and extended the compliance deadline of April 11, 2021 until the EPA issues a final decision on the extension requests. On October 5, 2022, SIGECO received a proposed conditional approval of its extension request for the A.B. Brown facility. The Culley West pond was closed under CCR provisions applicable to inactive ponds, and closure activities were completed in December 2020. For further discussion about Indiana Electric’s ash ponds, please see Note 15(d) to the consolidated financial statements.

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

Liability for Preexisting Conditions

For information about preexisting environmental matters, please see Note 15(d) to the consolidated financial statements.

HUMAN CAPITAL

CenterPoint Energy believes its employees are critical to safely delivering electricity and natural gas across its service territories and seeks to create a diverse, equitable, inclusive and safe work environment. CenterPoint Energy’s core values—safety, integrity, accountability, initiative and respect—guide how it makes decisions and provide the foundation for a strong culture of ethics where employees are responsible for upholding these values and following CenterPoint Energy’s Ethics and Compliance Code.

The following table sets forth the number of employees by Registrant and reportable segment as of December 31, 2022:

	Number of Employees			Number of Employees Represented by Collective Bargaining Groups
Reportable Segment	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Electric	3,038	2,681	—	1,639	1,446	—
Natural Gas	3,583	—	3,296	1,691	—	1,635
Corporate and Other (1)	2,365	—	—	139	—	—
Total	8,986	2,681	3,296	3,469	1,446	1,635
(1)Employees in the Corporate and Other segment provide services to the Electric and Natural Gas segments and the costs of these services have been charged directly to the Electric and Natural Gas segments using assignment methods that management believes are reasonable. For further information, see Note 19 to the consolidated financial statements.

CenterPoint Energy’s workforce includes 3,469 employees represented by collective bargaining agreements. For information about the status of collective bargaining agreements, see Note 8(j) to the consolidated financial statements.

Recruiting, Training and Development. CenterPoint Energy’s human capital priorities include attracting, retaining and developing high performing talent through its talent management activities. CenterPoint Energy endeavors to maintain a workforce reflective of the available workforce within the territories we serve by attracting quality candidates through its recruitment and selection processes, with the goal of creating a work environment in which every employee is engaged, aligned with CenterPoint Energy’s vision and values and understands how they contribute to its long-term performance. CenterPoint Energy recruits qualified employees regardless of race, gender, color, sexual orientation, age, religion, or physical or mental disability. The talent acquisition team has an increased focus with local partnerships to strategically impact all the local communities being served. This continues to include SERJobs, Houston Area Urban League, Work Texas, Wesley Community Center, Historically Black Colleges and Universities, Hispanic Serving Institutions, and a more robust college partnership in all six states in alignment with CenterPoint Energy Foundation initiatives.

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

Diversity, Equity and Inclusion. CenterPoint Energy is dedicated to advancing an inclusive culture and work environment, free from discrimination of any kind, where business results are achieved through the skills, abilities and talents of a diverse workforce. In 2022, CenterPoint Energy’s DE&I Council continued to engage employees through internal partnerships with additional resources for employee survey, training, communications and ERG governance. The DE&I Council has eight approved ERGs that focus on employee professional development, networking, cultural awareness and serve as a resource in alignment with CenterPoint Energy’s goals and objectives. The ERGs encompass groups including, but not limited to, Women, Black, LGBTQ+, Military, Hispanic/Latin, Asian, employees of Indian descent and those providing assistance to individuals of varying abilities with the support of executive leadership. The ERGs engaged over 1,600 employee members to develop and manage 59 events for the entire employee population throughout the enterprise. In 2022, CenterPoint Energy and employees were recognized by several organizations for initiatives and continued education and certification in Diversity, Equity and Inclusion. Competitive placements in 2022 were 57% racially and/or ethnically diverse and 41% gender diverse. Additional favorable metrics include the diversity of interview panels and diverse candidates interviewed. As of December 31, 2022, CenterPoint Energy’s workforce was 41% racially and/or ethnically diverse.

Compensation and Benefits. CenterPoint Energy is committed to providing its employees competitive pay and benefits. Its compensation philosophy is to maintain employee total compensation, including base pay and short-term and long-term incentives, that is market competitive, internally equitable and performance based. CenterPoint Energy believes such pay practices attract, motivate, and retain employees with the skills and competencies necessary to achieve business goals. In addition to competitive compensation, CenterPoint Energy offers its employees benefits including, health and welfare benefits, retirement and savings plans, including company matching, disability coverage, paid time off, family leave, well-being and employee assistance programs, among other benefits which CenterPoint Energy believes provides a competitive and attractive total rewards package.

Workforce Health and Safety. CenterPoint Energy is committed to the health and safety of its workforce, customers, business counterparties and the communities where it operates. Under its Safety Forward approach, safety is the responsibility of all employees. CenterPoint Energy has established a structured employee safety onboarding and development plan through its learning and development platform, offering safety and technical training courses focused on driving, worker safety and safety culture as well as other safety programs designed to encourage employee engagement and participation. Key safety metrics include advanced safety participation, leadership safety engagement rate, days away, restricted or transferred and preventable vehicle incident rate, among other metrics. CenterPoint Energy is aligned with the Edison Electric Institute, American Gas Association and other industry organizations to reduce serious injuries and fatalities. CenterPoint Energy believes the introduction of its READY model adds increased focus on hazard identification and implementation of direct controls to add capacity for safety. In response to the COVID-19 pandemic as a critical service provider, CenterPoint Energy implemented precautionary measures to keep its employees who operate its business safe and informed. Our protocols also encompassed protections for our customers as our workforce continued to provide our services.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
(as of February 9, 2023)

Name	Age	Title
David J. Lesar	69	Chief Executive Officer
Jason P. Wells	45	President, Chief Operating Officer and Chief Financial Officer
Lynne Harkel-Rumford	66	Executive Vice President and Chief Human Resources Officer
Monica Karuturi	44	Executive Vice President and General Counsel
Jason M. Ryan	47	Executive Vice President, Regulatory Services and Government Affairs

David J. Lesar has served as a director since May 2020 and Chief Executive Officer of CenterPoint Energy since January 2023. He previously served as President and Chief Executive Officer of the Company from July 2020 to December 2022. He served as interim Chief Executive Officer of Health Care Service Corporation, the largest privately held health insurer in the United States, from July 2019 through June 1, 2020 and a director from 2018 to July 2020. Prior to joining Health Care Services Corporation, Mr. Lesar served as the Chairman of the Board and Chief Executive Officer of Halliburton Company

from 2000 to 2017 and as its Executive Chairman of the Board from June 2017 until December 2018. Mr. Lesar joined Halliburton in 1993 and served in a variety of other roles, including executive vice president of Finance and Administration for Halliburton Energy Services, a Halliburton business unit, Chief Financial Officer of Halliburton from 1995 through May 1997 and President and Chief Operating Officer from May 1997 through August 2000. He has also served on the board of directors of several companies, most recently Agrium, Inc. as well as Lyondell Chemical Co., Southern Co., Cordant Technologies and Mirant.

Jason P. Wells has served as President, Chief Operating Officer and Chief Financial Officer of CenterPoint Energy since January 2023. He served as Executive Vice President and Chief Financial Officer of CenterPoint Energy from September 2020 to December 2022. Prior to joining CenterPoint Energy, Mr. Wells served as Executive Vice President and Chief Financial Officer of PG&E Corporation, a publicly traded electric utility holding company serving approximately 16 million customers through its subsidiary Pacific Gas and Electric Company, from June 2019 to September 2020. He previously served as Senior Vice President and Chief Financial Officer of PG&E Corporation from January 2016 to June 2019 and as Vice President, Business Finance of Pacific Gas and Electric Company from August 2013 to January 2016. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020. He also served in various finance and accounting roles of increasing responsibility at Pacific Gas and Electric Company. Mr. Wells earned his bachelor’s degree and master’s degree in accounting, both from the University of Florida. He is a certified public accountant. Mr. Wells serves on the Bauer College Board of the C.T. Bauer College of Business at the University of Houston, the Advisory Board of the Kinder Institute for Urban Research at Rice University, and the Boards of Central Houston, Inc. and M.D. Anderson Cancer Center.

Lynne Harkel-Rumford has served as Executive Vice President and Chief Human Resources Officer of CenterPoint Energy since January 2022. With over 30 years of experience in compensation and benefits matters, Ms. Harkel-Rumford previously served as Senior Vice President and Chief Human Resources Officer from July 2020 to January 2022; Vice President, Total Rewards and Technology from September 2014 to July 2020; and as Associate General Counsel from April 2007 to September 2014. Ms. Harkel-Rumford currently serves on the advisory board of directors of Target Hunger in Houston assisting with Board governance.

Monica Karuturi has served as Executive Vice President and General Counsel of CenterPoint Energy since January 2022. She previously served as Senior Vice President and General Counsel from July 2020 to January 2022; Senior Vice President and Deputy General Counsel from April 2019 to July 2020; as Vice President and Associate General Counsel - Corporate and Securities from October 2015 to April 2019; and as Associate General Counsel - Corporate from September 2014 to October 2015. Prior to joining CenterPoint Energy, Ms. Karuturi served as counsel for LyondellBasell Industries for corporate and finance matters and strategic transactions. Ms. Karuturi was appointed as a Commissioner of the Texas Access to Justice Commission by the Texas Supreme Court in June 2015 and served in this capacity until June 2021. She currently serves as Chair of the Houston Bar Foundation. Ms. Karuturi also serves on the Advisory Council of the Tahirih Justice Center.

Jason M. Ryan has served as Executive Vice President, Regulatory Services and Government Affairs of CenterPoint Energy since January 2022. He previously served as Senior Vice President, Regulatory Services and Government Affairs from July 2020 to January 2022; Senior Vice President and General Counsel from April 2019 to July 2020; as Senior Vice President, Regulatory and Government Affairs from February 2019 to April 2019; as Vice President of Regulatory and Government Affairs and Associate General Counsel from March 2017 to February 2019; and as Vice President and Associate General Counsel from September 2014 to March 2017. He was appointed to the Texas Diabetes Council by Texas Governor Perry in 2013 for a term ending in 2019; he was reappointed by Texas Governor Abbott in 2019 for a term ending in 2025. Mr. Ryan currently serves on the boards of the Lone Star Flight Museum and the Association of Electric Companies of Texas. He also serves on the executive committee of the legal committee of the American Gas Association.

Item 1A.Risk Factors

CenterPoint Energy is a holding company that conducts all of its business operations through subsidiaries, primarily Houston Electric, CERC and SIGECO. The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this combined report on Form 10-K, summarizes the principal risk factors associated with the holding company and the businesses conducted by its subsidiaries. However, additional risks and uncertainties either not presently known or not currently believed by management to be material may also adversely affect CenterPoint Energy’s businesses. For other factors that may cause actual results to differ from those indicated in any forward-looking statement or projection contained in this combined report on Form 10-K, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7, which should be read in conjunction with the risk factors contained in this Item 1A. Carefully consider each of the risks described below, including those relating to Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Unless the context indicates otherwise, where appropriate, information relating to a specific registrant has been segregated and labeled as such and specific references to Houston Electric and CERC in this section also pertain to CenterPoint Energy. In this combined report on Form 10-K, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its subsidiaries.

Risk Factors Affecting Operations

Electric Generation, Transmission and Distribution (CenterPoint Energy and Houston Electric)

Disruptions at power generation facilities, generation inadequacy or directives issued by regulatory authorities could cause interruptions in Houston Electric’s and Indiana Electric’s ability to provide transmission and distribution services and adversely affect their reputation, financial condition, results of operations and cash flows.

Houston Electric owns the transmission and distribution infrastructure in its service territory that delivers electric power to its customers, but it does not own or operate any power generation facilities, except for its operation of TEEEF. Indiana Electric owns and operates power generation facilities in addition to the transmission and distribution infrastructure in its service territory. Both Houston Electric and Indiana Electric must follow the directives issued by their respective independent system operator, ERCOT and MISO, respectively. ERCOT and MISO have and may in the future issue directives requiring members to implement controlled outages as a result of an emergency or reliability issues. For example, in February 2021, the ERCOT regulated Texas electric system experienced extreme winter weather conditions and an unprecedented power generation shortage. The amount of electricity generated by the state’s power generation companies was insufficient to meet the amount demanded by customers. This resulted in ERCOT directing TDUs to significantly Load Shed, which caused customer outages across the ERCOT electric grid of Texas, including in Houston Electric’s service territory. See Note 7 to the consolidated financial statements and “— Houston Electric’s use of temporary ...” for further information. If power generation capacity is severely disrupted or is inadequate for any reason in the future, Houston Electric’s or Indiana Electric’s transmission and distribution services may be diminished or interrupted. Further, as with the lawsuits filed in the aftermath of the February 2021 Winter Storm Event, claims and lawsuits could be filed against the Registrants, and our reputation, financial condition, results of operations and cash flows could be adversely affected.

Additionally, Indiana Electric’s generating facilities and the generating facilities that supply the power transmitted by Houston Electric are subject to operational risks that have and may in the future result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased purchase power costs. For example, in December 2022, the A.B. Brown 1 and 2 generating units were offline at various times over an approximately week and a half period due to complications as a result of Winter Storm Elliott. If Indiana Electric is unable to meet its generation capacity it would be required to buy its energy on the open market, which is what occurred during Winter Storm Elliott when A.B. Brown 1 and 2 went offline. Such open market purchases may result in increased costs and may have an adverse impact on our operations. During the outage in Winter Storm Elliott, Indiana Electric had an increase in cost due to open market purchases because Indiana Electric would have been able to generate electricity at a lower rate than the costs incurred to purchase the electricity on the open market. Further, Indiana Electric is party to a number of PPAs with third parties. Indiana Electric’s power generation may be disrupted or otherwise insufficient if third parties do not deliver required power under our PPAs. These operational risks can arise from circumstances such as facility shutdowns or malfunctions due to equipment failure or operator error; aging infrastructure; interruption of fuel supply or increased prices of fuel as contracts expire and inflation rates rise; disruptions in the delivery of electricity; inability to comply with regulatory or permit requirements; labor disputes; or natural disasters, all of which could adversely affect Indiana Electric’s and Houston Electric’s business. Further, Indiana Electric currently relies on coal for the majority of its generation capacity. Indiana Electric purchases the majority of its coal supply from a single, unrelated party and, although the coal supply is under long-term contract, the loss of this supplier or transportation interruptions could adversely affect its ability to deliver electricity to its customers and adversely impact Indiana Electric’s financial condition, results of operations and cash flows. In 2021 and part of 2022, Indiana Electric experienced coal supply shortages due to labor shortages that the coal industry is experiencing. While the coal supply shortage that Indiana Electric experienced did not impact its ability to deliver electricity to its customers, labor shortages as well as supply shortages in the future, whether caused by insufficient supply or supplier bankruptcy or other regulatory and supply issues in the mining industry, may lead to increased cost and have an adverse impact on our operations, financial condition, results of operations and cash flows. See “— Continued disruptions to the supply...”

Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in payments of these receivables could adversely affect Houston Electric’s financial condition, results of operations and cash flows.

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity. As of December 31, 2022, Houston Electric provided electric delivery service to approximately 64 REPs. Adverse economic conditions, such as the impact of COVID-19, the February 2021 Winter Storm Event, structural problems in the market served by ERCOT, inflation or financial difficulties of one or more REPs have and may in the future impair the ability of these REPs to pay for Houston Electric’s services or cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis. Houston Electric’s PUCT-approved tariff outlines the remedies available to Houston Electric in the event that a REP defaults on amounts owed. Among the remedies available to Houston Electric are seeking recourse against any cash deposit, letter of credit, or surety bond provided by the REP or implementing mutually agreeable terms with the REP. Another remedy is to require that customers be shifted to another REP or a provider of last resort. Houston Electric thus incurs risk for payments related to services provided prior to the shift to another REP or the provider of last resort. A significant portion of Houston Electric’s billed receivables from REPs are from affiliates of NRG and Vistra Energy Corp. Houston Electric’s aggregate billed receivables balance from REPs as of December 31, 2022 was $252 million. Approximately 39% and 18% of this amount was owed by affiliates of NRG and Vistra Energy Corp., respectively. Any delay or default in payment by REPs could adversely affect Houston Electric’s financial condition, results of operations and cash flows. If a REP was unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made regarding prior payments Houston Electric had received from such REP. For example, following the February 2021 Winter Storm Event, multiple REPs filed for bankruptcy. We are currently capturing the amounts owed by these REPs as a permitted regulatory asset for bad debt expenses, which will be subject to a reasonableness review by the PUCT when we seek recovery in our next base rate case. As of both December 31, 2022 and 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. There is no guarantee that we will be able to recover any or all of the regulatory asset in our next base rate case. See “— Rate Regulation of Registrants’ Electric ...”

Indiana Electric’s execution of its generation transition plan, including its IRP, are subject to various risks, including timely recovery of capital investments and increased costs and risks related to the timing and cost of development and/or construction of new generation facilities.

Indiana requires each electric utility to perform and submit an IRP to the IURC every three years, unless extended, that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next 20-year period. Indiana Electric has used past IRPs and will continue to use future IRPs to evaluate its mix of generation resources. Indiana Electric engages with the communities it serves, its regulators and third-parties in developing its generation transition plan. Recent IRPs have demonstrated Indiana Electric can most cost effectively serve its customers by transitioning its generation fleet to a wider mix of resources, including renewables. For example, Indiana Electric’s 2019/2020 IRP identified a preferred portfolio that retires 730 MW of coal-fired generation facilities and replaces these resources with a mix of generating resources composed primarily of renewables, including solar, wind, and solar with storage, supported by dispatchable natural gas combustion turbines including a pipeline to serve such natural gas generation. Indiana Electric is now preparing a new IRP to be filed in 2023 for which it has conducted a request for proposals to identify the cost of generating resources, including renewables, thermal and demand-side resources, and short-term capacity to meet the future needs of its electric customers. While the IURC does not approve or reject Indiana Electric’s IRP, the IURC does comment on the IRP. Indiana Electric is required to obtain a CPCN prior to constructing or acquiring generating resources. Indiana Electric also obtains IURC approval of PPAs and DSM plans to ensure cost recovery.

Indiana Electric must manage several risks associated with its generation transition plan. The IURC may delay providing comments on Indiana Electric’s IRP, requiring Indiana Electric to either wait for comments or proceed to implement its IRP without IURC comments. The IURC comments may raise concerns with Indiana Electric’s IRP that make it difficult to obtain approval of the generation transition plan if not addressed. There is no guarantee that the IURC will approve Indiana Electric’s requests to implement part of its generation transition. If Indiana Electric fails to receive IURC approvals necessary to acquire the projects or resources identified in its IRP, Indiana Electric may not be able to implement its generation transition plan in a timely manner or at all. If Indiana Electric is unable to implement its generation transition plan, it may have an adverse effect on CenterPoint Energy’s ability to execute on its net zero and carbon emission goals, its growth strategy, achieve financial targets, and otherwise impact results of operations and cash flows.

Even if a generation project is approved, risks associated with the development or construction of any new generation exist, including new legislation restricting or delaying new generation, moratorium legislation, the ability to procure resources needed to build at a reasonable cost, scarcity of resources and labor, ability to appropriately estimate costs of new generation, the effects of potential construction delays, project scope changes, and cost overruns and the ability to meet capacity requirements. For example, we, along with our developers of the Posey solar project, have announced plans to downsize the Posey solar project from 300 MW to 191 MW because of supply chain issues experienced in the energy industry, rising cost of commodities and community feedback. Indiana Electric will also seek recovery of costs related to the amendments of the Posey agreement. For additional information, see “— Continued disruptions to the supply...” Furthermore, we have begun to acquire and/or develop additional solar and wind facilities as part of our capital plan. However, we have not yet entered into definitive agreements with developers for the acquisition and/or development of all of the additional projects, and we face significant competition with other bidders for a limited number of such generation facilities that developers plan to construct and for solar panels. For additional information, see “— Increases in the cost or reduction in supply ...” The number of available projects is further limited by the MISO interconnection queue due to potential interconnection costs that may render projects infeasible. As a result, suitable generation facility project candidates or resources necessary to construct such projects may not be available on terms and conditions we find acceptable, or the expected benefits of a completed facility may not be realized fully or at all, or may not be realized in the anticipated timeframe. If Indiana Electric was unable to meet its generation needs as a result of project delays or cancellations it would be required to buy the necessary capacity and electricity on the open market. Such open market purchases may result in increased costs and may have an adverse impact on our operations, financial condition, results of operations and cash flows. If we are unable to complete or acquire such generation facilities or resources, or if they do not perform as anticipated, our future growth, financial condition, results of operations and cash flows may be adversely affected.

Increases in the cost or reduction in supply of solar energy system components due to tariffs or trade restrictions imposed by the U.S. government may have an adverse effect on our business, financial condition and results of operations.

China is a major producer of solar panels and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations the United States was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. In March 2022, the DOC announced it would initiate an investigation into whether imports of solar cells and panels produced in Cambodia, Malaysia, Thailand and Vietnam are circumventing U.S. rules and laws, such as antidumping and countervailing duty rates, which impose a tariff on imports of solar cells and panels manufactured in China. In December 2022, the DOC issued its preliminary findings noting that circumvention was occurring in each of the four countries. If an affirmative finding is made by the DOC, it could impose duties on imports of solar cells and panels from Cambodia, Malaysia, Thailand and Vietnam with both forward-looking and retroactive application. In addition, in December 2021, President Biden signed into law the Uyghur Forced Labor Prevention Act, which bans goods from China’s Xinjiang region due to the use of forced labor. Continuing tensions between the United States and China may lead to restrictions in trade between the two countries or new legislation, tariffs or bans, any of which could further negatively impact the supply of solar panels. These or similar duties and legislation have and may in the future also put upward pressure on prices of these solar energy products, which may reduce our ability to acquire these items in a timely and cost-efficient manner. If we or the developers we are working with are unable to secure such solar energy products in a timely and cost-efficient manner, we may be forced to delay, downsize and/or cancel solar projects and we may not be able to procure the resources needed to fully execute on our ten-year capital plan or achieve our net zero emissions goals. We have experienced project delays due to developers of our projects being unable to acquire solar panels due to supply chain constraints. Additionally, delays or cancellations by developers of third-party solar power facilities expected to interconnect with CenterPoint Energy’s and Houston Electric’s system may have adverse impacts, such as delayed or reduced potential future revenues. We cannot predict what additional actions the U.S. government may adopt with respect to tariffs or other trade regulations in the future or what actions may be taken by other countries in retaliation for such measures. If an affirmative finding is made by the DOC or other additional measures are imposed, our business, financial condition and results of operations may be adversely affected.

In the aftermath of the February 2021 Winter Storm Event, there have been calls for reform of the Texas electric market, some measure of which, if implemented, could have an adverse impact on Houston Electric.

During and in the aftermath of the February 2021 Winter Storm Event, the Texas legislature revised applicable statutes and granted the PUCT and ERCOT additional regulatory authority, both oversight and enforcement, that focuses on ensuring ERCOT market participants, including power generation facilities and TDUs (like Houston Electric), have adopted sufficient winterization standards and protection. Houston Electric is in compliance with the requirements applicable to it. If any additional protections are required in the future, complying with these new protections may increase the cost of electricity, which could adversely affect Houston Electric’s results of operations. Any potential decreases in customer usage due to higher electricity prices charged by REPs may not result in increased base rates charged by Houston Electric for its services until its next general base rate proceeding. For further information on Houston Electric’s regulatory proceedings, see “— Rate regulation of Houston Electric’s...”

Various governmental and regulatory agencies and other entities have called for or are conducting inquiries and investigations into the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, this event, including the electricity generation shortfall issues. Such agencies and entities include the United States Congress, FERC, NERC, Texas RE, ERCOT, Texas government entities and officials such as the Texas Governor’s office, the Texas Legislature, the Texas Attorney General, the PUCT, the City of Houston and other municipal and county entities in Houston Electric’s service area, among other entities. In addition to questions around preparation and response, some federal and other officials, as well as members of the public and media, have called for reviews and reforms of the Texas electric market, including whether it should continue to be governed by ERCOT or instead be subject to FERC jurisdiction and regulation by joining an ISO such as MISO, as well as the division of the market between power generators, TDUs (such as Houston Electric) and REPs. There are significant uncertainties whether any further market structure or governance changes will result from these discussions. If there are changes to how the Texas electric market is structured or regulated, such changes could have an adverse impact on Houston Electric’s business, financial condition and results of operations. See Note 7 to the consolidated financial statements for further information.

Houston Electric’s use of TEEEF is subject to various risks, including related failure to obtain and deploy sufficient TEEEF resources, potential performance issues and allegations about Houston Electric’s deployment of the resources (including the planning, execution, and effectiveness of the same), regulatory and environmental requirements, and timely recovery of capital.

Following the February 2021 Winter Storm Event, the Texas legislature passed a law, effective September 1, 2021, that allows TDUs, such as Houston Electric, to lease and temporarily operate back-up generation resources during widespread power outages where ERCOT has ordered a TDU to Load Shed or the TDU’s distribution facilities are not being fully served by the bulk power system under normal operations. In response to this legislation, Houston Electric entered into two leases for TEEEF (mobile generation).

If Houston Electric is otherwise unable to deploy a sufficient number of TEEEF in time to respond to a particular event; if the TEEEF fail to perform as intended; if Houston Electric is otherwise unable to provide back-up generation resources and restore power as intended; or if the use of TEEEF or their failure to perform causes or is alleged to cause any personal injury, property damage, or other damage or loss due to allegations it failed to deploy such units reasonably or effectively and failed to respond to particular power outages, Houston Electric could be subject to claims, demands, litigation, liability, regulatory scrutiny, and loss of reputation. While Houston Electric has insurance coverage and indemnity rights for its use of TEEEF, if its insurers or indemnitors fail to meet their indemnity obligations, Houston Electric could be liable for personal injury, property damage, or other damage or loss. As noted above, the legislation prescribes specific and limited use for the TEEEF, and Houston Electric’s TEEEF have limited generation capacity, such that in future events customers could still be without power despite deployment of the TEEEF.

Further, the TEEEF are subject to various environmental regulations and permitting requirements, which could have an impact on Houston Electric’s ability to use these units. If Houston Electric is not in compliance with any environmental regulation or permitting requirement, Houston Electric could be subject to further potential liability. The use of TEEEF is also subject to various requirements, and failure to comply with them could subject Houston Electric to additional liability as well as challenges to its use of TEEEF in general. Additionally, Houston Electric’s recovery of its costs for TEEEF is not certain. In April 2022, Houston Electric sought to recover its costs for TEEEF through a DCRF application. In July 2022, Houston Electric amended its filing to include the TEEEF cost in a separate rider and intervenors filed testimony in September 2022 challenging the acquisition and deployment of TEEEF. On January 27, 2023, the administrative law judges issued a proposal for decision recommending that the leasing of the TEEEF was not prudent or reasonable and necessary and that the PUCT deny recovery of all of the TEEEF costs. The PUCT is expected to consider the proposal for decision on March 9, 2023. If Houston Electric is unable to recover any or all of its TEEEF costs, it could have an adverse impact on its financial condition, results of operations and cash flows. For further information, see “— Rate Regulation of Houston Electric’s...”, “— Our insurance coverage may not...” and “— We are subject to operational...”

Natural Gas (CenterPoint Energy and CERC)

Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for Natural Gas’ customers.

Natural Gas depends on third-party service providers to maintain an adequate supply of natural gas and for available storage and intrastate and interstate pipeline capacity to satisfy its customers’ needs, all of which are critical to system reliability. Substantially all of Natural Gas’ natural gas supply is purchased on intrastate and interstate pipelines. If Natural Gas is unable to secure an independent natural gas supply of its own or if third-party service providers fail to timely deliver natural gas to meet Natural Gas’ requirements, the resulting decrease in natural gas supply in Natural Gas’ service territories could have an adverse effect on its financial condition, results of operations and cash flows. Additionally, a significant disruption, whether through reduced intrastate and interstate pipeline transmission or storage capacity or other events affecting natural gas supply, including, but not limited to, operational failures, hurricanes, tornadoes, floods, severe winter weather conditions, acts of terrorism or cyberattacks or changes in legislative or regulatory requirements, could also adversely affect Natural Gas’ businesses. Further, to the extent that Natural Gas’ natural gas requirements cannot be met through access to or continued use of existing natural gas infrastructure or if additional infrastructure, including onshore and offshore exploration and production facilities, gathering and processing systems and pipeline and storage capacity is not constructed at a rate that satisfies demand, then Natural Gas’ operations could be negatively affected.

Natural Gas is subject to fluctuations in natural gas prices, which could affect the ability of its suppliers and customers to meet their obligations or may impact its operations which could adversely affect CERC’s financial condition, results of operations and cash flows.

Natural Gas is subject to risk associated with changes in the price of natural gas. Significant increases in natural gas prices, such as those experienced during the February 2021 Winter Storm Event, might affect Natural Gas’ ability to collect balances due from customers and could create the potential for uncollectible accounts expense to exceed the recoverable levels built into tariff rates. In addition, a sustained period of high natural gas prices could (i) decrease demand for natural gas in the areas in which Natural Gas operates, thereby resulting in decreased sales and revenues and (ii) increase the risk that Natural Gas’ suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase working capital requirements by increasing the investment that must be made to maintain natural gas inventory levels.

Natural Gas must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on CenterPoint Energy’s and CERC’s financial condition, results of operations and cash flows.

Natural Gas competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other natural gas distributors and natural gas marketers also compete directly with Natural Gas for natural gas sales to end users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass Natural Gas’ facilities and market, sell and/or transport natural gas directly to commercial and industrial customers. Any reduction in the amount of natural gas delivered by Natural Gas as a result of competition with alternate energy sources may have an adverse impact on CenterPoint Energy and CERC’s financial condition, results of operations and cash flows.

We are exposed to risks related to reduction in energy consumption due to factors such as changes in customers’ perceptions from incidents of other utilities involving natural gas pipelines.

Our businesses are affected by reduction in energy consumption due to factors including economic, climate and market conditions in our service territories, energy efficiency initiatives, use of alternative technologies and changes in our customers’ perceptions regarding natural gas usage as a result of incidents of other utilities involving natural gas pipelines, which could impact our ability to grow our customer base and our rate of growth. Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional delivery facilities. Customer growth and customer usage are affected by a number of factors outside our control, such as mandated energy efficiency measures, bans on or further regulation of natural gas-fired appliances, demand-side management goals, distributed generation resources and economic and demographic conditions, including population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. Declines in demand for electricity and natural gas in our service territories due to pipeline incidents of other utilities, increased electricity and natural gas prices as experienced during the February 2021 Winter Storm Event and economic downturns, among other factors, could reduce overall usage and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and natural gas. Although Houston Electric’s and Indiana Electric’s transmission and distribution businesses are subject to regulated allowable rates of return and recovery of certain costs under periodic adjustment clauses, overall declines in electricity delivered and used as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. A reduction in the rate of economic, employment and/or population growth could result in lower growth and reduced demand for and usage of electricity and natural gas in such service territories. Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or natural gas or number of customers and may result in our failure to fully realize anticipated benefits from significant capital investments and expenditures, which could have an adverse effect on our financial condition, results of operations and cash flows.

Energy Systems Group (CenterPoint Energy)

Energy Systems Group’s operations could be adversely affected by a number of factors.

Energy Systems Group’s business results are dependent on a number of factors. The industry in which Energy Systems Group operates is competitive and many of the contracts are subject to a bidding process. Should Energy Systems Group be unsuccessful in bidding contracts (for example, federal Indefinite Delivery/Indefinite Quantity contracts), results of operations could be impacted. Through competitive bidding, the volume of contracted work could vary significantly from year to year. Further, to the extent there are unanticipated cost increases in completion of the contracted work or issues arise where amounts due for work performed may not be collected, the profit margin realized on any single project could be reduced. Changes in legislation and regulations impacting the sectors in which the customers served by Energy Systems Group operate could adversely impact operating results. Additionally, Energy Systems Group’s business is subject to other risks including, but not limited to, the following: the discontinuation of the federal ESPC and UESC programs; increases in tax liability, such as due to changes in legislation or the interpretation of existing guidelines; the inability of customers to finance projects; failure to appropriately design, construct or operate projects; increased project delays and backlogs, particularly in the federal sector, increases in costs and shortages in supply materials and other factors; cancellation of projects by customers or reductions in the scope of the projects; and obligations related to warranties, guarantees and other contractual and legal obligations.

Energy Systems Group’s business has performance and warranty obligations, some of which are guaranteed by CenterPoint Energy.

In the normal course of business, Energy Systems Group issues performance bonds and other forms of assurance that commit it to operate facilities, pay vendors or subcontractors and support warranty obligations. As the parent company, CenterPoint Energy or Vectren has, and will, from time to time guarantee its subsidiaries’ commitments. These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations to allow the subsidiary the flexibility to conduct business without posting other forms of collateral. Neither CenterPoint Energy nor Vectren has been called upon to satisfy any obligations pursuant to these parental guarantees to date. For further information, see Note 15(c) to the consolidated financial statements.

Risk Factors Affecting Regulatory, Environmental and Legal Risks

Rate regulation of Registrants’ Electric and Natural Gas businesses may delay or deny their ability to earn an expected return and fully and timely recover their costs.

The Registrants’ Electric and Natural Gas businesses are regulated by certain municipalities and state commissions. Their rates are set in comprehensive base rate proceedings (i.e., general rate cases) based on an analysis of their invested capital, their expenses and other factors in a designated test year (often either fully or partially historic), subject to periodic review and adjustments. Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of the Registrants’ control. Houston Electric, Indiana Electric and CERC each plan to file rate cases during 2023. The Registrants can make no assurance that their or their subsidiaries respective base rate proceedings will result in requested or favorable adjustments to their rates, in full and timely cost recovery or approval of other requested items, including, among other things, capital structure and ROE. Moreover, these base rate proceedings have caused in certain instances, and in the future could cause, the Registrants’ Electric and/or Natural Gas businesses to recover their investments below their requested levels, below the national average return for utilities or below recently approved return levels for other utilities in their respective jurisdictions. For instance, in the 2019 Houston Electric general rate case, Houston Electric filed a base rate case seeking approval for revenue increases of approximately $194 million and a 10.4% ROE, but after entering into a Stipulation and Settlement Agreement filed with the PUCT, Houston Electric received an overall revenue requirement increase of approximately $13 million and a 9.4% ROE. To the extent the regulatory process does not allow the Registrants to make a full and timely recovery of appropriate costs, their financial condition, results of operations and cash flows could be adversely affected. Further, the Registrants or their subsidiaries might be required to implement additional measures, such as the adoption of ring-fencing measures by Houston Electric in connection with its 2019 rate case proceeding. Such additional measures may adversely impact the Registrant’s businesses and could have an adverse effect on their financial condition, results of operations and cash flows.

The rates that Registrants’ Electric and Natural Gas businesses are allowed to charge may not match their costs at any given time, a situation referred to as “regulatory lag.” Regulatory lag has been and may be exaggerated in the future under certain circumstances, such as increasing inflation rates like those experienced in 2022. For example, the MPUC has ordered the amortization period for extraordinary gas costs resulting from the February 2021 Winter Storm Event be increased from 27-months to 63-months beginning on January 1, 2022, and CERC forego recovery of the associated carrying costs to make customer monthly bills more affordable and due to carrying costs not being typically recoverable in Minnesota. Though several interim rate adjustment mechanisms have been approved by jurisdictional regulatory authorities and implemented by the Registrants and their subsidiaries to reduce the effects of regulatory lag (for example, CSIA, DCRF, DRR, DSMA, GRIP, RCRA, RRA, RSP, TCOS and TDSIC), such adjustment mechanisms are subject to the applicable regulatory body’s approval, which we cannot assure would be approved, and are subject to certain limitations that may reduce or otherwise impede the Registrants’ or their subsidiaries ability to adjust its rates or result in rates below those requested. Therefore, the Registrants can make no assurance filings for such mechanisms will result in favorable adjustments to rates or in full cost recovery. Further, from time to time, the Registrants’ regulators approve the issuance of securitization bonds in order to recover certain costs, including costs incurred as a result of severe weather or to recover stranded asset costs. The issuance of these securitization bonds may be delayed. For instance, CenterPoint Energy and CERC have filed for securitization of natural gas costs in Texas, received commission approval and issuance of a financing order in 2022, and expect the Texas Public Financing Authority to issue customer rate relief bonds in first half of 2023. If the issuance of such securitization bonds is delayed, we may not be able to recover our costs in a timely manner, which could have an adverse effect on CenterPoint Energy’s and CERC’s financial condition, results of operations and cash flows.

Inherent in the regulatory process is some level of risk jurisdictional regulatory authorities may challenge the reasonableness or prudency of operating expenses incurred or capital investments made by the Registrants or their subsidiaries and deny the full recovery of their cost of service in rates. From time to time, these reviews and investigations have caused in certain instances, and in the future could cause, the Registrants’ to recover their costs or investments below their requested levels. For example, in October 2022, the MPUC issued a written order disallowing recovery of approximately $36 million of the $409 million originally requested by CERC in connection with its recovery of costs incurred as a result of the February 2021 Winter Storm Event. In November 2022, CERC filed a petition for reconsideration with the MPUC and the MPUC issued a written order denying the petition on January 6, 2023. Notwithstanding the application of such rate adjustment mechanisms, the regulatory process by which rates are determined is subject to change as a result of legislative processes or rulemakings, as the case may be, and may not always be available or result in rates that will produce recovery of the Registrants’ or their subsidiaries’ costs or enable them to earn their authorized return. Changes to the rate case or interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact the Registrants’ ability to recover their costs in a timely manner. To the extent the regulatory process does not allow the Registrants to make a full and timely recovery of appropriate costs, their financial condition, results of operations and cash flows could be adversely affected. For further information on rate case proceedings and interim rate adjustment mechanisms, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report.

We are subject to operational and financial risks and liabilities arising from environmental laws and regulations, including regulation of CCR, climate change legislation and certain local initiatives that seek to limit fossil fuel usage.

Our operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric generating facilities and electric transmission and distribution systems, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, including among others, restricting the use of fossil fuels through future climate legislation or regulation, restricting the use of natural gas-fired appliances in new homes, limiting airborne emissions from generating facilities, restricting the way we manage wastes, including wastewater discharges, air emissions and CCR removal, and requiring remedial action or monitoring to mitigate environmental actions caused by our operations or attributable to former operations. We may need to spend substantial amounts and devote other resources from time to time to comply with these requirements. For example, Indiana Electric has determined that two ponds, one at F.B. Culley and one at A.B. Brown, were required to be closed under the CCR Rule. Indiana Electric has timely filed extension requests under the CCR Rule. If Indiana Electric does not receive approval of these or future extension requests, Indiana Electric may have increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system. Further, in the course of operations we have released, and may in the future inadvertently release, various contaminants. Any such releases could have a significant impact on the environment and result in significant fines. Failure to comply with applicable environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, which we have been subject to from time to time, revocation of permits, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean, restore and monitor sites where hazardous substances have been stored, disposed or released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

Regulatory agencies have also adopted, and from time to time consider adopting, new legislation and/or modifying existing laws and regulations to reduce GHGs. There continues to be a wide-ranging policy and regulatory debate, both nationally and internationally, regarding the potential impact of GHGs and possible means for their regulation. The trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment, which is expected to continue under the current administration. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions and 100% carbon-free electricity by 2035, which formed the basis of the United States’ commitments announced in Glasgow, Scotland. Reentry into the Paris Agreement, revised climate commitments coming out of the 2021 United Nations Climate Change Conference held in Glasgow and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations. Potential future restrictions include, among other things, the United States enacting additional GHG regulations and mandated financial, emissions and other disclosures. As a distributor and transporter of natural gas and electricity, and a generator of electricity in Indiana, the Registrants’ revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or that would have the effect of reducing the consumption of natural gas or electricity or prevent the use of certain fuel types. Also, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be greater than the amounts we currently anticipate, which could adversely affect our financial condition, results of operations and cash flows. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services. For further discussion, see “Business—Environmental Matters” in Item 1 and “ —Natural Gas must compete with...”

Evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels may have substantial impacts on CenterPoint Energy’s and CERC’s electric generation and natural gas businesses. For example, because Indiana Electric’s current generating facilities substantially rely on coal for their operations, certain financial institutions choose not to participate in CenterPoint Energy’s financing arrangements. Further, some investors choose to not invest in CenterPoint Energy due to CenterPoint Energy’s and CERC’s use of fossil fuels. Also, certain cities in CenterPoint Energy’s and CERC’s Natural Gas operational footprint have discussed the adoption of initiatives to prohibit the construction of new natural gas facilities that would provide service and focus on electrification. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Certain state and local governments in states such as New York and California have also passed, or are considering, legislation banning the use of natural gas-fired appliances in new homes, which could affect consumer use of natural gas. Should such bans be enacted within Natural Gas’ operational footprint, they could adversely affect consumer demand for natural gas. Any such initiatives and legislation could adversely affect CenterPoint Energy’s and CERC’s results of operations.

CenterPoint Energy is subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve its carbon emissions reduction goals.

In September 2021, CenterPoint Energy announced its net zero emission goals for Scope 1 and certain Scope 2 emissions by 2035 and a 20-30% reduction in certain Scope 3 emissions by 2035 as compared to 2021 levels. CenterPoint Energy’s analysis and plan for execution requires it to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of CenterPoint Energy’s underlying assumptions prove incorrect, its actual results and ability to achieve net zero emissions by 2035 could differ materially from its expectations. Certain of the assumptions that could impact CenterPoint Energy’s ability to meet its net zero emissions goals include, but are not limited to: emission levels, service territory size and capacity needs remaining in line with expectations (inclusive of changes related to the sale of CenterPoint Energy’s Natural Gas businesses in Arkansas and Oklahoma); regulatory approval of Indiana Electric’s generation transition plan; impacts of future environmental regulations or legislation; impacts of future carbon pricing regulation or legislation, including a future carbon tax; price, availability and regulation of carbon offsets; price of fuel, such as natural gas; cost of energy generation technologies, such as wind and solar, natural gas and storage solutions; adoption of alternative energy by the public, including adoption of electric vehicles; rate of technology innovation with regards to alternative energy resources; CenterPoint Energy’s ability to implement its modernization plans for its pipelines and facilities; the ability to complete and timely implement generation alternatives, such as solar and wind generation, to Indiana Electric’s coal generation and retirement dates of Indiana Electric’s coal facilities by 2035; the ability to construct and/or permit new natural gas pipelines; the ability to procure resources needed to build at a reasonable cost, the lack of or scarcity of resources and labor, any project cancellations, construction delays or overruns and the ability to appropriately estimate costs of new generation; impact of any supply chain disruptions; changes in applicable standards or methodologies; and enhancement of energy efficiencies. Our businesses may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives we announce, our methodologies and timelines for pursuing them, and related disclosures. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

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

Houston Electric and Indiana Electric are members of ERCOT and MISO, respectively, which serve the electric transmission needs of their applicable regions. As a result of their respective participation in ERCOT and MISO, Houston Electric and Indiana Electric do not have operational control over their transmission facilities and are subject to certain costs for improvements to these regional electric transmission systems. In addition, the FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT and Indiana Electric and other utilities within MISO, respectively. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the Texas RE, a Texas non-profit corporation, and for reliability in the portion of MISO that includes Indiana Electric to ReliabilityFirst Corporation, a Delaware non-profit corporation. Compliance with mandatory reliability standards may subject Houston Electric and Indiana Electric to higher operating costs and may result in increased capital expenditures, which may not be fully recoverable in rates. While Houston Electric and Indiana Electric have received minor fines in the past for noncompliance, if Houston Electric or Indiana Electric were to be found to be in noncompliance with applicable mandatory reliability standards again, they would be subject to sanctions, including potential monetary penalties, which could range as high as over a million dollars per violation per day, and non-monetary penalties, such as having to file a mitigation plan to prevent recurrence of a similar violation and having certain milestones in such plan tracked.

We are involved in numerous legal proceedings, the outcomes of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

The Registrants are subject to numerous legal proceedings, including lawsuits and environmental matters in addition to regulatory proceedings, the most significant of which are summarized in Note 15 to the consolidated financial statements. Litigation is subject to many uncertainties; recent trends suggest jury verdicts and other liability have been increasing; and the Registrants cannot predict the outcome of all matters with assurance. Additionally, under some circumstances, the Registrants could potentially have claims filed against them or incur liabilities associated with assets and businesses no longer owned by them as a result of sales, divestitures or other transfers to third parties who may be unable to fulfill their indemnity obligations to the Registrants. Final resolution of these matters, or any potential future claims or liabilities, may require additional expenditures over an extended period of time that may be in excess of established insurance or reserves and may have an adverse effect on the Registrants’ financial results.

Our businesses may be adversely affected by the intentional misconduct of our employees.

We are committed to living our core values of safety, integrity, accountability, initiative and respect and complying with all applicable laws and regulations. Despite that commitment and efforts to prevent misconduct, it is possible for employees to engage in intentional misconduct, fail to uphold our core values, and violate laws and regulations for individual gain through contract or procurement fraud, misappropriation, bribery or corruption, fraudulent related-party transactions and serious breaches of our Ethics and Compliance Code and other policies. If such intentional misconduct by employees should occur, it could result in substantial liability, higher costs, increased regulatory scrutiny and negative public perceptions, any of which could have an adverse effect on our financial condition, results of operations and cash flows. From time to time, including as part of our Ethics and Compliance program’s efforts to detect misconduct, we become aware of and expect to continue to become aware of instances of employee misconduct, which we investigate, remediate and disclose as appropriate and proportionate to the incident.

Risk Factors Affecting Financial, Economic and Market Risks

Continued disruptions to the global supply chain may lead to higher prices for goods and services and impact our operations, which could have an adverse impact on our ability to execute our capital plan and on our financial condition, results of operations and cash flows.

The global supply chain has experienced and is expected to continue to experience disruptions due to a multitude of factors, such as the COVID-19 pandemic, labor shortages, resource availability, long lead time, inflation and weather, and these disruptions have adversely impacted the utility industry. We, as well as other companies in our industry, have experienced supply chain disruptions, as well as increased prices, and we may continue to experience this in the future. Examples of materials necessary for the transmission and distribution of power we and our industry have experienced difficulties in procuring include transformers, wires, cables, meters, poles and solar panels. We may continue to experience difficulties in procuring these resources and others necessary to operate our businesses in the future, and if we were to experience other significant supply chain disruptions in the future, we may not be able to procure the resources, including labor, needed to timely perform storm restoration activities, fully execute on our ten-year capital plan or achieve our net zero emission goals. Moreover, high inflation and rising interest rates continue to be an area of economic concern and has contributed to the increased prices for materials and services that have been experienced by us and other companies in our industry. Even if we are able to procure the necessary resources, we might not be able to do so at a reasonable cost or in a timely manner which could result in project cancellations or scope changes, delays, cost overruns and under-recovery of costs. If we are unable to fully execute on capital plans as a result of supply chain disruptions, our financial condition, results of operations and cash flows may be adversely affected.

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

CenterPoint Energy derives all of its operating income from, and holds substantially all of its assets through, its subsidiaries. Similarly, as a result of the Restructuring, CERC derives a significant portion of its operating income from and holds a significant portion of its assets through its subsidiaries, including Indiana Gas and VEDO. As a result, CenterPoint Energy and to a lesser extent, CERC, depend on the performance of and distributions from their respective subsidiaries to meet their respective payment obligations and to pay dividends on their respective common and/or preferred stock. In general, CenterPoint Energy’s and CERC’s subsidiaries are separate and distinct legal entities and have no obligation to provide them with funds for their respective payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit CenterPoint Energy’s and CERC’s respective subsidiaries’ ability to make payments or other distributions to CenterPoint Energy or CERC, and their respective subsidiaries could agree to contractual restrictions on their ability to make payments or other distributions. Further, as part of Houston Electric’s 2019 base rate case, Houston Electric agreed to certain “ring-fencing” measures to increase its financial separateness from CenterPoint Energy. Houston Electric is expected to file a base rate proceeding in late 2023. In this proceeding, Houston Electric may be requested to institute further ring-fencing measures or further ring-fencing measures could be imposed on Houston Electric in the future through legislation or PUCT rules or orders. While current ring-fencing measures have not impacted Houston Electric’s ability to pay dividends to CenterPoint Energy, the imposition of any additional measures impacting CenterPoint Energy’s ability to receive dividends from Houston Electric could adversely affect CenterPoint Energy’s cash flows, credit quality, financial condition and results of operations. Any such adverse effect on CenterPoint Energy could also adversely affect Houston Electric’s cash flows, credit quality, financial condition and results of operations as CenterPoint Energy may not be able to financially support Houston Electric if and when necessary.
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

Our businesses are capital intensive, and we rely on various sources to finance our capital expenditures. For example, we depend on (i) long-term debt, (ii) borrowings through our revolving credit facilities and, for CenterPoint Energy and CERC, commercial paper programs and (iii) if market conditions permit, issuances of additional shares of common or preferred stock by CenterPoint Energy. We may also use such sources to refinance any outstanding indebtedness as it matures. Additionally, from time to time, our operating subsidiaries, including Houston Electric and CERC, may rely on intercompany borrowings from CenterPoint Energy that may be sourced from CenterPoint Energy’s external financings. As of December 31, 2022, CenterPoint Energy had $17 billion of outstanding indebtedness on a consolidated basis, which includes $317 million of non-recourse Securitization Bonds. For information on outstanding indebtedness of Houston Electric and CERC as well as future maturities, see Note 13 to the consolidated financial statements. Our future financing activities may be significantly affected by, among other things:

•general economic and capital market conditions, including inflation;
•credit availability from financial institutions and other lenders;
•investor confidence in us and the markets in which we operate;
•the future performance of our businesses;
•maintenance of acceptable credit ratings;
•actions from the Federal Reserve, including further interest rate increases and unanticipated actions;

•market expectations regarding our future earnings and cash flows;
•investor willingness to invest in companies associated with fossil fuels;
•our ability to access capital markets on reasonable terms;
•timing of future securitizations by jurisdictions in which we operate; and
•provisions of relevant securities laws.

The Registrants’ current credit ratings and any changes in credit ratings in 2022 and to date in 2023 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Matters — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be reduced or withdrawn by a rating agency. The Registrants note these credit ratings are not recommendations to buy, sell or hold their securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of the Registrants’ credit ratings could have an adverse impact on their ability to access capital on acceptable terms. For example, if CERC’s credit rating were to decline, it may have an adverse impact on the cost of borrowings and, in extraordinary market conditions, it may limit the ability to access the debt capital markets. Additionally, CERC might be required to post collateral under its shipping arrangements or to purchase natural gas. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when CERC was experiencing significant working capital requirements or otherwise lacked liquidity, CERC’s financial condition, results of operations and cash flows could be adversely affected.

CERC also expects to receive approximately $1.1 billion in proceeds from the issuance of customer rate relief bonds by Texas Public Financing Authority in the first half of 2023 to reimburse CERC’s natural gas costs incurred as a result of the February 2021 Winter Storm Event. Such proceeds were originally expected to be received in 2022. The failure to receive such proceeds or any further delay could adversely affect our financial condition, results of operations and cash flows.

An impairment of goodwill, long-lived assets, including intangible assets, equity method investments and an impairment or fair value adjustment could reduce our earnings.

Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually, as well as when events or changes in circumstances indicates the carrying value may not be recoverable. During the year ended December 31, 2020, CenterPoint Energy identified and recorded a goodwill impairment charge of $185 million in the Indiana Electric reporting unit. No impairments to goodwill were recorded during the years ended December 31, 2022 and 2021. See Note 6 to the consolidated financial statements for further information. Should the annual goodwill impairment test or another periodic impairment test or an observable transaction indicate the fair value of our assets is less than the carrying value, we would be required to take a non-cash charge to earnings with a correlative effect on equity, increasing balance sheet leverage as measured by debt to total capitalization. A non-cash impairment charge or fair value adjustment could adversely impact our financial condition and results of operations.

If CenterPoint Energy redeems the ZENS prior to their maturity in 2029, its ultimate tax liability and redemption payments would result in significant cash payments, which would adversely impact its cash flows. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows.

CenterPoint Energy has approximately $828 million principal amount of ZENS outstanding as of December 31, 2022. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. CenterPoint Energy may redeem all of the ZENS at any time at a redemption amount per ZENS equal to the higher of the contingent principal amount per ZENS ($26 million in the aggregate, or $1.86 per ZENS, as of December 31, 2022), or the sum of the current market value of the reference shares attributable to one ZENS at the time of redemption. In the event CenterPoint Energy redeems the ZENS, in addition to the redemption amount, it would be required to pay deferred taxes related to the ZENS. CenterPoint Energy’s ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year. If the ZENS had been redeemed on December 31, 2022, deferred taxes of approximately $665 million would have been payable in 2022, based on 2022 tax rates in effect. In addition, if all the shares of ZENS-Related Securities had been sold on December 31, 2022 to fund the aggregate redemption amount, capital gains taxes of approximately $80 million would have been payable in 2022. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows. This could happen if CenterPoint Energy’s creditworthiness were to drop, the market for the ZENS were to become illiquid, or for some other reason. While funds for the payment of cash upon exchange of ZENS could be obtained from the sale of the shares of ZENS-Related Securities CenterPoint Energy owns or from other sources, ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically be disposed when ZENS are exchanged and ZENS-Related Securities shares are sold.

Dividend requirements associated with CenterPoint Energy’s Series A Preferred Stock subject it to certain risks.

CenterPoint Energy has 800,000 shares of Series A Preferred Stock outstanding. Any future payments of cash dividends, and the amount of any cash dividends CenterPoint Energy pays, on its Series A Preferred Stock will depend on, among other things, its financial condition, capital requirements and results of operations and the ability of our subsidiaries to distribute cash to CenterPoint Energy, as well as other factors that CenterPoint Energy’s Board of Directors (or an authorized committee thereof) may consider relevant. Any failure to pay scheduled dividends on the Series A Preferred Stock when due could adversely impact our ability to access capital on acceptable terms and would likely have an adverse impact on the market price of the Series A Preferred Stock, Common Stock and CenterPoint Energy’s debt securities and would prohibit CenterPoint Energy, under the terms of the Series A Preferred Stock, from paying cash dividends on or repurchasing shares of Common Stock (subject to limited exceptions) until such time as CenterPoint Energy has paid all accumulated and unpaid dividends on the Series A Preferred Stock.

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

The replacement of LIBOR, or SOFR, with an alternative reference rate, may adversely affect the cost of capital related to outstanding debt and other financial instruments.

LIBOR is currently the basic rate of interest widely used as a global reference for setting interest rates on variable rate loans and other securities. Certain financial instruments entered into by the Registrants’ subsidiaries, use LIBOR as a reference rate. Beginning January 1, 2022, the Financial Conduct Authority ceased publishing one week and two-month U.S. dollar LIBOR and is expected to cease publishing all remaining U.S. dollar LIBOR tenors in June 2023 unless cessation is further extended.

Each of the Registrants’ credit and term loan facilities, including certain facilities or financial instruments entered into by their subsidiaries, use SOFR as a reference rate. Because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. Any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Changes in the method of calculating LIBOR, or the replacement of LIBOR (or SOFR) with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could adversely affect our cash flow and liquidity. Each of the Registrants’ credit facilities provide for a mechanism to replace SOFR with possible alternative benchmarks upon certain benchmark replacement events. We will evaluate the potential impact of any such potential benchmark replacements should it occur.

Our potential business strategies and strategic initiatives, including merger and acquisition activities and the disposition of assets or businesses, may not be completed or perform as expected, adversely affecting our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows depend, in part, on our management’s ability to implement our business strategies successfully and realize the anticipated benefits therefrom. In 2021, we announced our strategic goals for the Company, including our ten-year long-term capital plan, and net zero and carbon emission reduction goals. Our strategic goals are subject to the risks described in this section and various assumptions. These assumptions may be proven incorrect or we may not be able to execute on these strategic goals in a timely manner or at all. If we are unable to execute on our strategic goals, including our long-term capital plan, the benefits therefrom may not be fully realized, if at all, and our reputation may be adversely affected.

From time to time we have made, and may continue to make, acquisitions or divestitures of businesses and assets, such as our completed sale of our Natural Gas businesses in Arkansas and Oklahoma and the completed Enable Merger and subsequent sale of Energy Transfer Common Units and Energy Transfer Series G Preferred Units, form joint ventures or undertake restructurings, such as the recently completed Restructuring. However, suitable acquisition candidates or potential buyers may not continue to be available on terms and conditions we find acceptable, or the expected benefits of completed acquisitions or dispositions may not be realized fully or at all, or may not be realized in the anticipated timeframe. If we are unable to make acquisitions, or if those acquisitions do not perform as anticipated, our future growth may be adversely affected. Further, any completed or future acquisitions or dispositions involve substantial risks, including the following:

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
•acquisitions or dispositions, or the pursuit of such transactions, including any separation or disentanglement efforts or requirements, such as the provision of transition services, could disrupt our ongoing businesses, distract management, divert resources and make it difficult to maintain current business standards, controls and procedures; and
•we may not receive regulatory approvals necessary to complete an acquisition or disposition in a timely manner or at all.
Changing demographics, poor investment performance of pension plan assets and other factors adversely affecting the calculation of pension liabilities could unfavorably impact our financial condition, results of operations and liquidity.

CenterPoint Energy and its subsidiaries maintain qualified defined benefit pension plans covering certain of its employees. Costs associated with these plans are dependent upon a number of factors including the investment returns on plan assets, the level of interest rates used to calculate the funded status of the plan, contributions to the plan, the number of plan participants and government regulations with respect to funding requirements and the calculation of plan liabilities. Funding requirements may increase and CenterPoint Energy may be required to make unplanned contributions in the event of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations, or government regulations that increase minimum funding requirements or the pension liability. In 2022 and 2021, the Company had a settlement expense for its pension plans as a result of an increase in eligible employee retirements and pension plan distributions. See Note 8 to the consolidated condensed financial statements for further information. In addition to affecting CenterPoint Energy’s funding requirements, these factors could adversely affect our financial condition, results of operations and liquidity.

We may be significantly affected by changes in federal income tax laws and regulations, including any comprehensive federal tax reform legislation.

Our businesses are impacted by U.S. federal income tax policy. The TCJA, CARES Act, and the IRA significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by among other things, reducing the federal corporate income tax rate, limiting interest deductions, altering the expensing of capital expenditures, enacting a new corporate alternative minimum tax, and expanding federal tax credits for cleaner energy production. Based on information and forecasts as of December 31, 2022, the Registrants’ may be subject to the corporate alternative minimum tax included in the IRA.

The interpretive guidance issued by the IRS and state tax authorities may be inconsistent with our interpretation and the legislation could be subject to amendments, which could lessen or increase certain impacts of the legislation. In addition, the retail regulatory treatment of the expanded tax credits and corporate alternative minimum tax could impact the Registrants’ future cash flows, and this legislation could result in unintended consequences not yet identified that could have an adverse impact on the Registrants’ financial results and future cash flows.

Further federal tax reform legislation could be enacted that may significantly change the federal income tax laws applicable to domestic businesses, including changes that may increase the federal income tax rate and impact investment incentives and deductions for depreciation and interest, among other deductions. While CenterPoint Energy and its subsidiaries cannot assess the overall impact of any such potential legislation on our businesses, it is possible that our financial condition, results of operations or cash flows could be negatively impacted. Furthermore, with any enacted federal tax reform legislation, it is uncertain how state commissions and local municipalities may require us to respond to the effects of such tax legislation, including determining the treatment of EDIT and other increases and decreases in our revenue requirements. As such, potential regulatory actions in response to any enacted tax legislation could adversely affect our financial condition, results of operations and cash flows.

Risk Factors Affecting Safety and Security Risks

The Registrants’ businesses have safety risks.

The Registrants’ facilities and distribution and transmission systems have been and may in the future be involved in incidents that result in injury, death, or property loss to employees, customers, third parties, or the public. Although the Registrants have insurance coverage for many potential incidents, depending upon the nature and severity of any incident, they could experience financial loss, claims and litigation, damage to their reputation, and negative consequences from regulatory authorities or other public authorities.

Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our reputation, financial condition, results of operations and cash flows.

We are subject to cyber and physical security risks related to adversaries attacking information technology systems, operational technology, network infrastructure, and other technology and facilities used to conduct almost all of our businesses, which includes, among other things, (i) managing operations and other business processes and (ii) protecting sensitive information maintained in the normal course of business. For example, the operation of our electric generation, transmission and distribution systems are dependent on not only physical interconnection of our facilities but also on communications among the various components of our systems and third-party systems. This reliance on information and communication between and among those components has increased since deployment of the intelligent grid, smart devices and operational technologies across our businesses. Further, certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a cyberattack or unauthorized access in any one of these systems could potentially impact the other systems. Similarly, our business operations are interconnected with external networks and facilities. For example, the operation of an efficient deregulated wholesale and retail electric market in Texas mandates communication with ERCOT, and competitive retailers; and our Indiana Electric organization has a similar relationship with MISO. Also, the distribution of natural gas to our customers requires communications with third-party systems. Disruption of those communications, whether caused by physical disruption such as storms or other natural disasters, by failure of equipment or technology or by man-made events, such as cyberattacks or acts of terrorism, may disrupt our ability to conduct operations and control assets.

Cyberattacks, including phishing attacks and threats from the use of malicious code such as malware, ransomware and viruses, and unauthorized access could also result in the loss, or unauthorized use, of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, increase costs and subject us to possible legal claims and liability. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such attacks, our cybersecurity program does not prevent all breaches or cyberattack incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have also experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and those of third parties, including vendors, suppliers, contractors and quasi government entities, like ERCOT and MISO, who perform certain services for us or administer and maintain our sensitive information. These prior intrusions and attacks have not had a material impact on our operations. Because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there is a risk such incidents could have an adverse effect on us in the future. The risk of a disruption or breach of our operational technology systems, or the compromise of the data processed in connection with our operations, through a cybersecurity breach or ransomware attack has increased as attempted attacks have advanced in sophistication and number around the world. We are not fully insured against all cybersecurity risks, any of which could adversely affect our reputation and could have an adverse effect on our financial condition, results of operations and cash flows.

We depend on the secure operations of our physical assets to transport the energy we deliver and our information technology to process, transmit and store electronic information, including information and operational technology we use to safely operate our energy transportation systems. Security breaches, attacks on our infrastructure and facilities, including against the Registrants’ or as a means to harm a third-party by disrupting the transmission and distribution of energy, or acts of terrorism, including by foreign or domestic actors, could expose our business to a risk of loss, misuse or interruption of critical physical assets or information and functions that affect our operations, as well as potential data privacy breaches and loss of protected personal information and other sensitive information such as Critical Energy Infrastructure Information. Such losses could result in operational impacts, damage to our assets, public or personal safety incidents, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, litigation and a potential adverse effect on our operations, financial condition, results of operations and cash flows. There is no certainty costs incurred related to actual or thwarted cyberattacks, or for the safeguarding against such security threats, will be recoverable through rates.

Compliance with and changes in cybersecurity laws and regulations have a cost and operational impact on our business, and failure to comply with such requirements could adversely impact our reputation, financial condition, results of operations and cash flows.

Cyberattacks are becoming more sophisticated, and U.S. government warnings have indicated infrastructure assets, including pipelines and electric generation and infrastructure, may be specifically targeted by certain groups. In the second and third quarters of 2021, the TSA announced two new security directives in response to a ransomware attack on the Colonial Pipeline that occurred in 2021. These directives required critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. In the third quarter of 2022, the TSA announced a third security directive requiring critical pipeline owners to establish and implement a TSA-approved Cybersecurity Implementation Plan, develop and maintain a Cybersecurity Incident Response Plan, and establish a Cybersecurity Assessment Plan. Pipeline owners are required to continue to implement the measures outlined in the second directive until such time as an organization’s Cybersecurity Implementation Plan is approved. TSA approved CenterPoint Energy’s Cybersecurity Implementation Plan in December 2022. We may be required to expend significant additional resources and costs to respond to cyberattacks, to continue to modify or enhance our protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. There is no certainty that such costs incurred will be recovered through rates. Any failure to remain in compliance with these government regulations or failure in our cybersecurity protective measures may result in enforcement actions which may have an adverse effect on our reputation, financial condition, results of operations and cash flows.

Failure to maintain the security of personally identifiable information could adversely affect us.

In connection with our businesses, we and our vendors, suppliers and contractors collect and retain personally identifiable information (for example, information of our customers, shareholders, suppliers and employees), and there is an expectation that we and such third parties will adequately protect that information. The regulatory environment surrounding information security and data privacy continues to evolve and is increasingly demanding. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant costs, fines and penalties and liabilities for us. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from attacks, and while we have implemented and maintain a data privacy program designed to manage and protect personal information from attacks, neither program can prevent all security or privacy breaches. We and some of our third party vendors who maintain personally identifiable information have experienced, and expect to continue to experience, data privacy incidents and breaches. A significant theft, loss or fraudulent use of the personally identifiable information we maintain or failure of our vendors, suppliers and contractors to use or maintain such data in accordance with contractual provisions and other legal requirements could adversely impact our reputation and could result in significant costs, fines and penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection privacy, we may incur significant liabilities and penalties as a result.

General and Other Risks

Our revenues and results of operations are seasonal.

Houston Electric’s, Indiana Electric’s and Natural Gas’ revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity and natural gas usage, as applicable. Houston Electric’s revenues are generally higher during the warmer months. As in certain past years, unusually mild weather in the warmer months could diminish Houston Electric’s results of operations and harm its financial condition. Conversely, as in certain past years, extreme warm weather conditions could increase Houston Electric’s results of operations in a manner that would not likely be annually recurring. A significant portion of Indiana Electric’s sales are for space heating and cooling. Consequently, as in certain past years, Indiana Electric’s results of operations may be adversely affected by warmer-than-normal heating season weather or colder-than-normal cooling season weather, while, as has occurred in certain past years, more extreme seasonal weather conditions could increase Indiana Electric’s results of operations in a manner that would not likely be annually recurring. Natural Gas’ revenues are customarily higher during the winter months. As in certain past years, unusually mild weather in the winter months could diminish Natural Gas’ results of operations and harm its financial condition. Conversely, as occurred in certain past years, extreme cold weather conditions could increase its results of operations in a manner that would not likely be annually recurring. For information related to weather normalization regulatory mechanisms and weather hedges, see Note 9(a) to the consolidated financial statements. For additional risks related to the February 2021 Winter Storm Event, see Note 7 to the consolidated condensed financial statements for further information.

Climate change could adversely impact financial results from our businesses and result in more frequent and more severe weather events that could adversely affect our results of operations.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories and our business. If climate changes occur that result in warmer temperatures than normal in our service territories, financial results from our businesses could be adversely impacted. For example, where natural gas is used to heat homes and businesses, warmer weather might result in less natural gas being used, adversely affecting us. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and severe winter weather conditions, including ice storms, all of which may impact our operations and ability to serve our customers. To the extent the frequency and severity of extreme weather events increases, our costs of providing service may increase, including the costs and availability of procuring insurance related to such impacts, and those costs may not be recoverable. Further, events of extreme weather could make it unsafe or hinder the effectiveness of our employees to fix, maintain and restore power to affected areas and could harm our reputation. Since certain of our facilities are located along or near the Texas gulf coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. Our Electric and Natural Gas operations in our service territories were both also impacted by the February 2021 Winter Storm Event. In the long term, climate change could also cause shifts in population, including customers moving away from our service territories. When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results are impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs. To the extent we are unable to recover those costs or recover in a timely manner, or if recovery of such costs results in higher rates and reduced demand for our services, our future financial results may be adversely impacted. Similarly, public and private efforts to address climate change, such as by legislation, regulation, actions by private interest groups, and litigation, could impact our ability to continue operating our businesses as we do today, significant aspects of which rely on fossil fuels. These initiatives could have a significant impact on us and our operations as well as on our third party suppliers, vendors and partners, which could impact us by among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to us. For further information on these initiatives, please see “— We are subject to operational…” Finally, we may be subject to climate change litigation, which could result in substantial fines, penalties or damages and restrictions on our operations. The oil and gas industry has already faced such litigation, challenging its marketing and use of fossil fuels and attributing climate change to emissions resulting from the use of fossil fuels, and other industries, including ours, could face such litigation in the future. For more information, see Note 7 to the consolidated financial statements, and “— CenterPoint Energy is subject to operational and financial risks...”

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging infrastructure assets, including the failure of equipment or processes and potential breakdowns due to such aging. The age of certain of our assets may result in a need for replacement or higher level of maintenance costs because of our risk based federal and state compliant integrity management programs. As part of our long-term capital plan, we continue to make upgrades to our aging infrastructure assets to enhance the reliability of our infrastructure. Failure to achieve timely and full recovery of expenses associated with our aging infrastructure could adversely impact revenues and could result in increased capital expenditures or expenses. In addition, the nature of information available on aging infrastructure assets may make inspections, maintenance, upgrading and replacement of the assets particularly challenging. Also, our ability to successfully maintain or replace our aging infrastructure may be delayed or be at a greater cost than anticipated due to supply chain disruptions. Further, with respect to Natural Gas’ operations, if certain pipeline replacements (for example, cast-iron or bare steel pipe) are not completed timely or successfully, government agencies and private parties might allege the uncompleted replacements caused events such as fires, explosions or leaks. Although we maintain insurance for certain of our facilities, our insurance coverage may not be sufficient in the event a catastrophic loss is alleged to have been caused by a failure to timely complete equipment replacements. Insufficient insurance coverage and increased insurance costs could adversely impact our financial condition, results of operations and cash flows. Finally, aging infrastructure may complicate our utility operations ability to address climate change concerns and efforts to enhance resiliency and reliability. See “— Continued disruptions to the supply...”
Our financial condition, results of operations and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks inherent in the generation, transmission and distribution of electricity and in the delivery of natural gas that could result in substantial losses or other damages. From time to time, we have and may in the future experience various risks associated with the operations of our facilities, including, but not limited to, the following:

•operator error or failure of equipment or processes, including failure to follow appropriate safety protocols for, among others, the transmission and distribution of electricity and in the delivery of natural gas, including operations of our peak shaving, propane-air facilities;
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
•information technology failure that affects our ability to access customer information or causes us to lose confidential or proprietary data that adversely affects our reputation or exposes us to legal claims; and
•catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, ice storms, flooding, terrorism, wildfires, pandemic health events or other similar occurrences, including any environmental impacts related thereto, which catastrophic events may require participation in mutual assistance efforts by us or other utilities to assist in power restoration efforts.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have an adverse effect on our financial condition, results of operations and cash flows. Such events have and may in the future result in the imposition of regulatory or environmental fines and increased litigation.

Our businesses will continue to have to adapt to technological change and may not be successful or may have to incur significant expenditures to adapt to technological change.

We operate businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly and increasing in complexity. New technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant investments and expenditures so that we can continue to provide cost-effective and reliable methods for energy production and delivery. Among such technological advances are distributed generation resources (e.g., private solar, microturbines, fuel cells), energy storage devices and more energy-efficient buildings and products designed to reduce energy consumption and waste. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services, including Indiana Electric’s generating facilities becoming less competitive and economical. Further, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Similarly to the impact of rising inflation and rising interest rates, among other items that incentivize our customers to consume less energy, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric and natural gas devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.

Our future success will depend, in part, on our ability to anticipate and adapt to these technological changes in a cost-effective manner, to offer, on a timely basis, reliable services that meet customer demands and evolving industry standards, and to recover all, or a significant portion of, any unrecovered investment in obsolete assets. If we fail to adapt successfully to any technological change or obsolescence, fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, or if implemented technology does not operate as anticipated, our businesses, financial condition, results of operations and cash flows could be adversely affected.

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

Global or regional health pandemics, epidemics or similar public health threats could negatively impact our business, outlook, financial condition, results of operations and liquidity.

Current and future health pandemics, epidemics and similar public health threats, such as COVID-19 and its variants, and the measures implemented to contain their spread, such as travel bans and restrictions, quarantines and vaccination mandates, continue to and may in the future have widespread impacts on the global economy, our employees, customers, and third-party business partners. The severity, magnitude and duration of a current or future health threat is uncertain, rapidly changing and hard to predict. Any future health threat, including the emergence of a new variant of COVID-19, could, in the future, impact our business in numerous ways, including, but not limited to, those outlined below:

•reduced demand from our commercial and industrial customers and shifts in demand for our services;
•delay the timeliness of our service to customers because of shutdowns and/or illness and travel restrictions among our employees;
•negatively impact the financial condition of our customers and REPs and their ability to pay for our services, and our ability to disconnect service for non-payment may be limited, and state regulators may impose bill deferral programs;
•may limit or curtail significantly or entirely the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our businesses, including delaying rate making proceedings;
•increased risk to our cybersecurity program as a result of an increase in cyber attacks during the pandemic and increased remote working arrangements, see above “Risks Affecting our Safety and Security Risks”;
•increased rates of inflation and delays in our supply chain and our ability to complete maintenance, repairs, and capital programs, which could result in disruption, increased costs and our inability to execute on or require us to make modifications to our capital plan; and
•accelerated employee turnover as a result of concerns regarding restrictions and guidelines, including mask mandates and quarantine mandates, and increased acceptability of alternative work arrangements.

Like many companies, we experienced the above and other impacts pursuant to the COVID-19 pandemic. These and other impacts of global or regional health pandemics, epidemics or similar public health threats could also have the effect of heightening many of the other risks described in this section and the other reports we file from time to time with the SEC. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our operations, financial condition and liquidity. The ultimate impact of public health threats on our business depends on factors beyond our knowledge or control, including the duration and severity of the outbreak as well as third-party actions taken to contain the spread and mitigate the public health effects. Any of these factors could have a negative impact on our business, outlook, financial condition and results of operations, which impact could be material.

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

Our businesses are dependent on recruiting, retaining and motivating employees. Like many companies in the utilities industry and other industries, we have experienced higher than normal turnover of employees as a result of a number of factors, including the COVID-19 pandemic, a tightening labor market, increasing remote working opportunities, employees shifting industries, individuals deciding not to work and a maturing workforce. Of our employee population, not including employees of Energy Systems Group or temporary employees, 19.3%, 23.6% and 26.1% were retirement eligible as of December 31, 2022, 2021 and 2020, respectively. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our businesses, particularly the specialized skills and knowledge required to construct and operate generation facilities, a technology-enabled power grid and transmission and distribution infrastructure, among other facilities. If we are unable to successfully attract and retain an appropriately qualified workforce, our ability to execute on our 10-year capital plan and our results of operations could be negatively affected.

Furthermore, the operations of our facilities depend on good labor relations with our employees, and several of our businesses have in place collective bargaining agreements with different labor unions, comprising approximately 39% of our workforce. We have several separate bargaining units, each with a unique collective bargaining agreement described further in Note 8(j) to the consolidated financial statements, which information is incorporated herein by reference. The collective bargaining agreements with IBEW 1393, USW 12213, USW 7441 related to Natural Gas employees and IBEW 66 related to Houston Electric employees are scheduled to expire in May 2023 for IBEW 66 and the remainder are scheduled to expire in December 2023, and negotiations of these agreements are expected to be completed before the respective expirations. Any failure to reach an agreement on new labor contracts or to negotiate these labor contracts might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have an adverse effect on our businesses, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have an adverse effect on our businesses, results of operations and cash flows.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following discussion is based on the Registrants’ businesses as of December 31, 2022.

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

All real and tangible properties of Houston Electric, subject to certain exclusions, are currently subject to the lien of the M&DOT and the lien of the General Mortgage, which is junior to the lien of the M&DOT.

No first mortgage bonds are outstanding under the M&DOT and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT. For information related to debt outstanding under the General Mortgage, see Note 13 to the consolidated financial statements.

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

All real and tangible properties of Indiana Electric, subject to certain exclusions, are currently subject to:

•the lien of the Amended and Restated Mortgage Indenture dated as of January 1, 2023, between SIGECO (Indiana Electric) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee.

Electric Lines - Transmission and Distribution. As of December 31, 2022, Houston Electric and Indiana Electric owned and operated the following electric transmission and distribution lines:

	Houston Electric		Indiana Electric
Description	Overhead Lines	Underground Lines	Indiana	Kentucky (1)
Transmission lines:	(in Circuit Miles)
69 kV	213	2	566	—
138 kV	2,290	24	407	9
345 kV	1,445	—	48	15
Total	3,948	26	1,021	24

	(in Circuit Miles)
Distribution lines	29,057	28,611	4,615	2,583

(1)These assets interconnect with Louisville Gas and Electric Company’s transmission system at Cloverport, Kentucky and with Big Rivers Electric Cooperative at Sebree, Kentucky.

Generating Capacity. As of December 31, 2022, Indiana Electric had 1,212 MW of installed generating capacity, as set forth in the following table.

Generation Source	Unit No.	Location	Date in Service	Capacity (MW)
Coal
A.B. Brown (1)	1	Posey County	1979	245
A.B. Brown (1)	2	Posey County	1986	240
F.B. Culley	2	Warrick County	1966	90
F.B. Culley	3	Warrick County	1973	270
Warrick (2)	4	Warrick County	1970	150
Total Coal Capacity				995
Gas
Brown (3)	3	Posey County	1991	80
Brown	4	Posey County	2002	80
Renewable Landfill Gas		Pike County	2009	3
Total Gas Capacity				163

Generation Source	Unit No.	Location	Date in Service	Capacity (MW)
Solar
Oak Hill		Evansville, Indiana	2018	2
Volkman		Evansville, Indiana	2018	2
Troy		Spencer County	2021	50
Total Solar Capacity				54
Total Generating Capacity (4)				1,212

(1)A.B. Brown Units 1 & 2 are expected to be retired by the end of 2023.
(2)SIGECO and AGC own a 300 MW unit at the Warrick Power Plant as tenants in common.
(3)Brown Unit 3 is also equipped to burn oil.
(4)Excludes 1.5% participation in OVEC. See Item 1. Business for more details.

Natural Gas Combustion Turbines. In 2022, Indiana Electric received approval from the IURC for a CPCN seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. The turbines are targeted to be operational by year end 2025. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Solar. Indiana Electric entered into a BTA to build a 300 MW solar array in Posey County, Indiana, which was subsequently downsized to 191 MW. Additionally, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. For further information about Indiana Electric’s BTA’s, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Mobile Generation. As allowed by a law enacted by the Texas legislature after the February 2021 Winter Storm Event, Houston Electric is leasing TEEEF that can aid in restoring power to customers during certain widespread power outages that are impacting its distribution system. As of December 31, 2022, Houston Electric leased 505 MW of TEEEF. For more information, see Note 20 to the consolidated financial statements.

Substations.  A substation is a facility that transforms electricity from a higher voltage to a lower voltage or vice versa. Generally, this facility is the interface between the transmission system and the distribution grid.

	As of December 31, 2022
	Number of Substations	Transformer Capacity (in Mva)
Houston Electric	239	72,050
Indiana Electric	110	6,906
Total CenterPoint Energy	349	78,956

Service Centers.  Service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

	As of December 31, 2022
	Number of Service Centers	Acres of Land
Houston Electric	13	320
Indiana Electric	6	50
Total CenterPoint Energy	19	370

Natural Gas (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas use various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. CenterPoint Energy’s and CERC’s Natural Gas may also supplement contracted supplies and storage from time to time with stored LNG and propane-air plant production.

As of December 31, 2022, CenterPoint Energy’s and CERC’s Natural Gas owned and operated the following natural gas facilities:

	No. of Assets	Storage Capacity (Bcf)	Working Capacity (Bcf)	Maximum Daily Withdrawal Rate (MMcf)
CenterPoint Energy
Underground Natural Gas Storage Facility	8	43	14	331
CERC
Underground Natural Gas Storage Facility	5	32	9	205

			On-site Storage Capacity
	No. of Assets	Daily Production Rate (Dth)	Millions of Gallons	Dth
CenterPoint Energy and CERC
Propane Air-Gas Manufacturing Plant	16	234,000	14,100,000	1,290,000
LNG Plant Facility	1	72,000	12,000,000	1,000,000

The table below reflects CenterPoint Energy’s and CERC’s Natural Gas contracted upstream storage services as of December 31, 2022:

	Storage Capacity (Bcf)	Maximum Peak Daily Delivery (MMcf)
Upstream Storage Service	92	2,322
As of December 31, 2022, CenterPoint Energy’s and CERC’s Natural Gas owned approximately 84,000 and 81,000 linear miles, respectively, of natural gas distribution and transmission mains, respectively, varying in size from one-half inch to 24 inches in diameter. CenterPoint Energy’s and CERC’s Natural Gas in Indiana and Ohio includes approximately 22,000 and 19,000 miles, respectively, of distribution and transmission mains, all of which are located in Indiana and Ohio except for, in the case of CenterPoint Energy, pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported to customers in Indiana. Generally, in each of the cities, towns and rural areas served by CenterPoint Energy’s and CERC’s Natural Gas, they own the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CenterPoint Energy’s and CERC’s Natural Gas receives gas are owned, operated and maintained by others, and their distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

As of December 31, 2022, CenterPoint Energy and CERC, through CEIP, owned and operated over 217 miles of intrastate pipeline in Louisiana and Texas.

Item 3.Legal Proceedings

For a discussion of material legal and regulatory proceedings, including environmental legal proceedings that involve a governmental authority as a party and that the Registrants reasonably believe would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, affecting the Registrants, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 15(d) to the consolidated financial statements, which information is incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Houston Electric and CERC.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CenterPoint Energy

As of February 9, 2023, CenterPoint Energy’s common stock was held by approximately 23,939 shareholders of record. CenterPoint Energy’s common stock is listed on the NYSE and Chicago Stock Exchange and is traded under the symbol “CNP.”

The amount of future cash dividends will be subject to determination based upon CenterPoint Energy’s financial condition and results of operations, future business prospects, any applicable contractual restrictions and other factors that CenterPoint Energy’s Board of Directors considers relevant and will be declared at the discretion of CenterPoint Energy’s Board of Directors. For further information on CenterPoint Energy’s dividends, see Note 12 to the consolidated financial statements.

Repurchases of Equity Securities

During the quarter ended December 31, 2022, none of CenterPoint Energy’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of CenterPoint Energy or any “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Houston Electric

As of February 9, 2023, all of Houston Electric’s 1,000 outstanding common shares were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

CERC

As of February 9, 2023, all of CERC Corp.’s 1,000 outstanding shares of common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

Item 6.        Selected Financial Data (CenterPoint Energy)

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

The following combined discussion and analysis should be read in combination with the consolidated financial statements included in Item 8 herein. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific registrant has been segregated and labeled as such. Unless the context indicates otherwise, specific references to Houston Electric and CERC also pertain to CenterPoint Energy. In this combined Form 10-K, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, including Houston Electric and CERC, unless stated otherwise.

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

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy that (i) directly owns and operates natural gas distribution systems in Louisiana, Minnesota, Mississippi and Texas, (ii) indirectly, through Indiana Gas and VEDO, owns and operates natural gas distribution systems in Indiana and Ohio, respectively, and (iii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

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

Reportable Segments

In this Management’s Discussion and Analysis, we discuss our results from continuing operations on a consolidated basis and individually for each of our reportable segments, which are listed below. We also discuss our liquidity, capital resources and critical accounting policies. We are first and foremost an energy delivery company and it is our intention to remain focused on these regulated segments. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, competition, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to whose jurisdiction we are subject, among other factors.

As of December 31, 2022, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other.

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

•The Natural Gas reportable segment includes (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers in Indiana, Louisiana, Minnesota, Mississippi, Ohio and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; and (iii) home appliance maintenance and repair services to customers in Minnesota and home repair protection plans to natural gas customers in Indiana, Mississippi, Ohio and Texas through a third party. For further information about the Natural Gas reportable segment, see “Business — Our Business — Natural Gas” in Item 1 of Part I of this report.

•The Corporate and Other reportable segment includes energy performance contracting and sustainable infrastructure services and other corporate support operations that support CenterPoint Energy’s business operations. CenterPoint Energy’s Corporate and Other also includes office buildings and other real estate used for business operations.

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

Factors Influencing Our Businesses and Industry Trends

We are an energy delivery company with electric transmission and distribution, power generation, and natural gas distribution operations that serve more than seven million metered customers across six jurisdictions. The majority of our revenues are generated from the transmission and delivery of electricity and the sale of natural gas by our subsidiaries.

In 2021, we announced strategic goals for our businesses, including our ten-year capital plan, and net zero and carbon emission reduction goals. Our focus on the growth of our regulated utility businesses led to the previously announced Enable Merger in December 2021 and CenterPoint Energy’s subsequent complete divestiture of its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units in February and March 2022. As a result of these transactions, over 95% of our earnings are now derived from regulated utility operations. See Note 11 to the consolidated financial statements for further details.

Pursuant to this business strategy and in light of the nature of our businesses, significant amounts of capital investment, as reflected in our current capital plan, which was increased in 2022 to fund additional investments in system resiliency, reliability, and grid modernization, is required. These investments are not only intended to meet our customers’ current needs, but are also in anticipation for further organic growth and load growth from increased electrification in our service territories, including via increased electric vehicle adoption. To fund these capital investments, we rely on internally generated cash, borrowings under our credit facilities, proceeds from commercial paper, cash proceeds from strategic transactions (such as the sale of our Arkansas and Oklahoma LDC businesses), and issuances of debt in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities to access the capital markets on terms we consider reasonable. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facilities, and may prevent us from accessing the commercial paper markets. Disruptions in the financial markets along with rising interest rates can also affect the availability of new capital on terms we consider attractive. In those circumstances, we may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt.

The regulation of electric transmission, distribution and generation facilities as well as natural gas pipelines and related facilities by federal and state regulatory agencies affects CenterPoint Energy’s, Houston Electric’s and CERC’s businesses. In accordance with applicable regulations, CenterPoint Energy, Houston Electric and CERC are making, and will continue to make, significant capital investments in their service territories under our capital plan to help operate and maintain a safer, more reliable and growing electric and natural gas systems. The current economic environment (e.g., increasing interest rates, higher relative levels of inflation in the United States) discussed further below could result in heightened regulatory scrutiny as these regulatory agencies seek to reduce the financial impact of utility bills on customers. This increased level of scrutiny could result in the disallowance (in part or in whole) of CenterPoint Energy and its subsidiaries from recovering on certain capital investments. CenterPoint Energy’s, Houston Electric’s and CERC’s compliance expenses may also increase as a result of preventative measures required under these regulations. Consequently, new rates in the areas they serve are necessary to recover these increasing costs. Houston Electric, Indiana Electric and CERC plan to file rate cases during 2023. The outcome of these base rate proceedings is uncertain and may be impacted by the current economic environment.

To assess our financial performance, our management primarily monitors the recovery of costs and return on investments by the evaluation of net income and capital expenditures, among other things, from our regulated service territories within our reportable segments. Within these broader financial measures, we monitor margins, natural gas and fuel costs, interest expense, capital spend, working capital requirements, and operation and maintenance expense. In addition to these financial measures, we also monitor a number of variables that management considers important to gauge the performance of our reportable segments, including the number of customers, throughput, use per customer, commodity prices, heating and cooling degree days, environmental impacts, safety factors, system reliability and customer satisfaction.

Each state has a unique economy and is driven by different industrial sectors. Our largest customers reflect the diversity in industries in the states across our footprint. For example, Houston Electric is largely concentrated in Houston, a diverse economy where a higher percentage of employment is tied to the energy sector relative to other regions of the country. Although the Houston area represents a large part of our customer base, we have a diverse customer base throughout the various states our utility businesses serve. In Minnesota, for instance, education and health services are the state’s largest sectors. Indiana and Ohio are impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest such as automotive, feed and grain processing. Some industries are driven by population growth like education and health care, while others may be influenced by strength in the national or international economy. Adverse economic conditions, coupled with concerns for protecting the environment and increased availability of alternate energy sources, may cause consumers to use less energy or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for our services. Long-term national trends indicate customers have reduced their energy consumption, which could adversely affect our results. To the extent population growth is affected by lower energy prices and there is financial pressure on some of our customers who operate within the energy industry, there may be an impact on the growth rate of our customer base and overall demand. Management expects residential meter growth for Houston Electric to remain in line with long term trends at approximately 2%. Typical customer growth in the jurisdictions served by the Natural Gas reportable segment is approximately 1%. Management expects residential meter growth for CERC to remain in line with long term trends at approximately 1%.

Rising inflation and interest rates and a recessionary environment could potentially adversely impact CenterPoint Energy’s ability to execute on its 10-year capital plan. The inability to execute on our capital plan may result in lost future revenues for CenterPoint Energy. Additionally, these economic conditions may affect customers’ ability to pay their utility bills which may preclude our ability to collect balances due from such customers.

Further, the global supply chain has experienced significant disruptions due to a multitude of factors, such as labor shortages, resource availability, long lead times, inflation and weather. These disruptions have adversely impacted the utility industry. Like many of our peers, we have experienced disruptions to our supply chain and may continue to experience such disruptions in the future. For example, we, along with the developer of the project, announced plans in January 2022 to downsize the solar array to be built in Posey County, Indiana due to supply chain issues experienced in the energy industry, rising cost of commodities and community feedback. To the extent adverse economic conditions, including supply chain disruptions, affect our suppliers and customers as well as our ability to meet our capital plan and generation transition plan, results from our energy delivery businesses may suffer. For more information, see Note 15 to the consolidated financial statements.

Further, in response to concerns for protecting the environment, we have strived to take a leading stance in the transition to safer and cleaner energy by being the first combined electric and natural gas utility with regulated generation assets to adopt net zero for its Scope 1 and certain Scope 2 GHG emissions by 2035 goals. In addition, we set a Scope 3 GHG emission reduction goal across our multi-state footprint by committing to help our residential and commercial customers reduce GHG emissions attributable to their end use of natural gas by 20% to 30% by 2035 from a 2021 baseline. Our capital plan supports these goals.

Significant Events

Regulatory Proceedings. The commissioners of the MPUC held deliberations in August 2022 regarding CERC’s natural gas cost prudency review case related to the February 2021 Winter Storm Event. As a result, the MPUC disallowed recovery of approximately $36 million of jurisdictional gas costs incurred during the event (or about 8.7% of the total of such costs incurred by CERC) and CERC’s regulatory asset balance was reduced to reflect the disallowance. Houston Electric filed its DCRF application with the PUCT on April 5, 2022, and subsequently amended such filing on July 1, 2022 to show mobile generation in a separate Rider TEEEF, seeking recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million. The annual revenue increase requested for these lease agreements is approximately $57 million. On January 27, 2023, the administrative law judges issued a proposal for decision recommending that the leasing of the TEEEF was not prudent or reasonable and necessary and that the PUCT deny recovery of all of the TEEEF costs. The PUCT is expected to consider the proposal for decision on March 9, 2023. For further information, see Note 7 to the consolidated financial statements. For information related to our pending and completed regulatory proceedings to date in 2022 and to date in 2023, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. In 2022, Houston Electric issued $1.6 billion, and CERC issued or borrowed $1.0 billion in new debt, excluding the debt exchanges discussed below. CenterPoint Energy repaid or redeemed a combined $1.53 billion of debt, including CERC’s redemption of $425 million of debt and CEHE’s redemption of $500 million of debt, but excluding scheduled principal payments on Securitization Bonds. For information about debt transactions in 2022, see Note 13 to the consolidated financial statements.

Debt Exchange. As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million in return for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. On October 5, 2022, in connection with the settlement of an exchange offer, CERC Corp. issued $75 million aggregate principal amount of 6.10% senior notes due 2035 in exchange for all remaining outstanding VUH senior notes. For additional information, see Note 13 to the consolidated financial statements.

Restructuring. CenterPoint Energy completed the Restructuring on June 30, 2022, whereby the equity interests in Indiana Gas and VEDO, each of which were acquired in its acquisition of Vectren on February 1, 2019, were transferred from VUH to CERC Corp. As a result, Indiana Gas and VEDO became wholly owned subsidiaries of CERC Corp. to better align CenterPoint Energy’s organizational structure with management and financial reporting and to fund future capital investments more efficiently. For additional information, see Note 1 to the consolidated financial statements.

Credit Facilities. On December 6, 2022, CenterPoint Energy, Inc. and its wholly owned subsidiaries, Houston Electric and CERC, replaced their existing revolving credit facilities with three revolving credit facilities totaling $3.75 billion in aggregate commitments. In addition, SIGECO entered into a new revolving credit facility totaling an additional $250 million in aggregate commitments. The aggregate amount of commitments among the four credit facilities total $4.0 billion. On June 30, 2022, in connection with the Restructuring, VUH repaid in full all outstanding indebtedness and terminated all remaining commitments and other obligations under its $400 million amended and restated credit agreement dated as of February 4, 2021. For additional information, see Note 13 to the consolidated financial statements.

Sale of Energy Transfer Equity Securities. In 2022, CenterPoint Energy sold its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units for net proceeds of $702 million. For more information, see Note 11 to the consolidated financial statements.

Sale of Natural Gas Businesses. On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information regarding discontinued operations and divestitures, see Note 4 to the consolidated financial statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors that apply to all Registrants unless otherwise indicated including:

•CenterPoint Energy’s business strategies and strategic initiatives, restructurings, including the Restructuring, joint ventures and acquisitions or dispositions of assets or businesses, including the completed sale of our Natural Gas businesses in Arkansas and Oklahoma and our exit of the midstream sector, which we cannot assure will have the anticipated benefits to us;
•industrial, commercial and residential growth in our service territories and changes in market demand, including the demand for our non-utility products and services and effects of energy efficiency measures and demographic patterns;
•our ability to fund and invest planned capital and the timely recovery of our investments, including those related to Indiana Electric’s generation transition plan as part of its IRPs;
•our ability to successfully construct, operate, repair and maintain electric generating facilities, natural gas facilities, TEEEF and electric transmission facilities, including complying with applicable environmental standards and the implementation of a well-balanced energy and resource mix, as appropriate;

•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including the timing and amount of the recovery of Houston Electric’s TEEEF leases;
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
•public health threats, such as COVID-19, and their effect on our operations, business and financial condition, our industries and the communities we serve, U.S. and world financial markets and supply chains, potential regulatory actions and changes in customer and stakeholder behaviors relating thereto;
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
•tax legislation, including the effects of the CARES Act and the IRA (which includes but is not limited to any potential changes to tax rates, tax credits and/or interest deductibility), as well as any changes in tax laws under the current administration, and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
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
•timely and appropriate regulatory actions, which include actions allowing securitization, such as the anticipated issuance of customer rate relief bonds by the Texas Public Financing Authority, for any hurricanes or other severe weather events, or natural disasters or other recovery of costs, including stranded coal generation asset costs;

•acquisition and merger or divestiture activities involving us or our industry, including the ability to successfully complete merger, acquisition and divestiture plans;
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
•CenterPoint Energy’s ability to execute on its initiatives, targets and goals, including its net zero and carbon emissions reduction goals and its operations and maintenance expenditure goals;
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

Income (loss) available to common shareholders for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,			Favorable (Unfavorable)
	2022	2021	2020	2022 to 2021	2021 to 2020
	(in millions)
Electric	$603	$475	$230	$128	$245
Natural Gas	492	403	278	89	125
Total Utility Operations	1,095	878	508	217	370
Corporate & Other (1)	(87)	(305)	(201)	218	(104)
Discontinued Operations	—	818	(1,256)	(818)	2,074
Total CenterPoint Energy	$1,008	$1,391	$(949)	$(383)	$2,340

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

2022 Compared to 2021

Net Income.  CenterPoint Energy reported income available to common shareholders of $1,008 million for 2022 compared to income available to common shareholders of $1,391 million for 2021.

Income available to common shareholders decreased $383 million primarily due to the following items:

•an increase in net income of $128 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $89 million for the Natural Gas reportable segment, as further discussed below;

•an increase in income available to common shareholders of $218 million for Corporate and Other, primarily due to a $28 million pre-tax payment related to the impact of Board-implemented governance changes announced in July 2021, the net gain of $86 million in 2022 and a net loss of $122 million in December 2021 on the sale of Energy Transfer equity securities discussed further in Note 11 to the consolidated financial statements, partially offset by a $34 million loss in Enable series A preferred unit distributions in 2021 discussed in Note 4, and a decrease in income allocated to preferred shareholders of $46 million, primarily due to the conversion of the Series B Preferred Stock to Common Stock during 2021; and
•a decrease in income of $818 million from discontinued operations, discussed further in Note 4 to the consolidated financial statements.

2021 Compared to 2020

Net Income.  CenterPoint Energy reported income available to common shareholders of $1,391 million for 2021 compared to a loss available to common shareholders of $949 million for 2020.

Income available to common shareholders increased $2,340 million primarily due to the following items:

•an increase in net income of $245 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $125 million for the Natural Gas reportable segment, as further discussed below; and
•a decrease in income available to common shareholders of $104 million for Corporate and Other, primarily due to net gain of $97 million on Energy Transfer equity securities in 2021 discussed further in Note 11 to the consolidated financial statements, a $28 million pre-tax payment related to the impact of Board-implemented governance changes announced in July 2021, approximately $51 million unfavorable income tax impact primarily driven by CARES Act benefit in 2020, and approximately $33 million of CenterPoint Energy Inc. debt redemption charges in 2021; partially offset by approximately $15 million of lower interest expense as a result of the debt redemptions and a decrease in income allocated to preferred shareholders of $58 million due to the conversion of Series C Preferred Stock to Common Stock during 2020 and $22 million primarily due to the conversion of Series B Preferred Stock to Common Stock during 2021; and
•an increase in income of $2,074 million from discontinued operations, discussed further in Note 4 to the consolidated financial statements.

Income Tax Expense. For a discussion of effective tax rate per period, see Note 14 to the consolidated financial statements.

CENTERPOINT ENERGY’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

CenterPoint Energy’s CODM views net income as the measure of profit or loss for the reportable segments. Segment results include inter-segment interest income and expense, which may result in inter-segment profit and loss.

The following discussion of CenterPoint Energy’s results of operations is separated into two reportable segments, Electric and Natural Gas.

ELECTRIC

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Year Ended December 31,			Favorable (Unfavorable)
	2022	2021	2020	2022 to 2021	2021 to 2020
	(in millions, except throughput, weather and customer data)
Revenues	$4,108	$3,763	$3,470	$345	$293
Expenses:
Utility natural gas, fuel and purchased power	222	186	147	(36)	(39)
Operation and maintenance	1,864	1,761	1,683	(103)	(78)
Depreciation and amortization	793	775	684	(18)	(91)
Taxes other than income taxes	275	268	268	(7)	—
Goodwill Impairment (1)	—	—	185	—	185
Total expenses	3,154	2,990	2,967	(164)	(23)
Operating Income	954	773	503	181	270
Other Income (Expense):
Interest and other finance charges	(235)	(226)	(220)	(9)	(6)
Other income (expense), net	31	23	19	8	4
Income before income taxes	750	570	302	180	268
Income tax expense	147	95	72	(52)	(23)
Net income	$603	$475	$230	$128	$245
Throughput (in GWh):
Residential	35,074	32,067	32,630	9%	(2)%
Total	105,541	103,000	98,647	2%	4%
Weather (percentage of normal weather for service area):
Cooling degree days	110%	108%	109%	2%	(1)%
Heating degree days	121%	82%	76%	39%	6%
Number of metered customers at end of period:
Residential	2,534,730	2,493,832	2,433,474	2%	2%
Total	2,858,203	2,814,859	2,749,116	2%	2%
(1)For information related to the 2020 goodwill impairment at the Indiana Electric reporting unit, see Note 6 to the consolidated financial statements.

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	2022 to 2021	2021 to 2020
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$157	$254
Weather, efficiency improvements and other usage impacts, excluding impact of COVID-19	54	(57)
Customer rates and impact of the change in rate design	38	(80)
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	36	39
Refund of protected and unprotected EDIT, offset in income tax expense	32	(8)
Customer growth	28	32
Pass-through revenues, offset in operation and maintenance below	21	2
Miscellaneous revenues, primarily related to service connections and off-system sales	11	4
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	2	9
Impacts from increased peak demand in the prior year, collected in rates in the current year	2	6
Impacts on usage from COVID-19	—	28
Energy efficiency, partially offset in operation and maintenance below	(3)	12
Bond Companies, offset in other line items below	(33)	52
Total	$345	$293
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	12	6
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(48)	(45)
	$(36)	$(39)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(77)	$(90)
All other operation and maintenance expense, including materials and supplies and insurance	(39)	(8)
Pass through expenses, offset in revenues above	(19)	(3)
Contract services	(2)	—
Merger related expenses, primarily severance and technology	—	10
Bond Companies, offset in other line items	3	(1)
Energy efficiency, offset in revenues above	4	(1)
Labor and benefits	7	9
Support services	20	6
Total	$(103)	$(78)
Depreciation and amortization
Bond Companies, offset in other line items	$22	$(58)
Ongoing additions to plant-in-service	(40)	(33)
Total	$(18)	$(91)
Taxes other than income taxes
Incremental capital projects placed in service	$(14)	$(2)
Franchise fees and other taxes	7	2
Total	$(7)	$—
Goodwill impairment
See Note 6 for further information	$—	$185
Total	$—	$185
Interest expense and other finance charges
Changes in outstanding debt	$(32)	$(19)
Other, primarily AFUDC and impacts of regulatory deferrals	15	6
Bond Companies, offset in other line items above	8	7
Total	$(9)	$(6)
Other income (expense), net
Reduction to non-service benefits costs	$—	$5
Other income, including AFUDC - equity	8	—
Investments in CenterPoint Energy Money Pool interest income	—	(1)
Total	$8	$4

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 14 to the consolidated financial statements.

NATURAL GAS

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Year Ended December 31,			Favorable (Unfavorable)
	2022	2021	2020	2022 to 2021	2021 to 2020
	(in millions, except throughput, weather and customer data)
Revenues	$4,946	$4,336	$3,631	$610	$705
Expenses:
Utility natural gas, fuel and purchased power	2,665	1,941	1,341	(724)	(600)
Non-utility cost of revenues, including natural gas	4	18	17	14	(1)
Operation and maintenance	919	979	995	60	16
Depreciation and amortization	466	527	491	61	(36)
Taxes other than income taxes	261	253	237	(8)	(16)
Total expenses	4,315	3,718	3,081	(597)	(637)
Operating Income	631	618	550	13	68
Other Income (Expense)
Gain on sale	303	8	—	295	8
Interest expense and other finance charges	(137)	(141)	(153)	4	12
Other income (expense), net	(62)	(2)	6	(60)	(8)
Income from Continuing Operations Before Income Taxes	735	483	403	252	80
Income tax expense	243	80	125	(163)	45
Net Income	$492	$403	$278	$89	$125
Throughput (in Bcf):
Residential	240	241	237	—%	2%
Commercial and industrial	424	428	439	(1)%	(3)%
Total Throughput	664	669	676	(1)%	(1)%
Weather (percentage of 10-year average for service area):
Heating degree days	106%	91%	91%	15%	—%
Number of customers at end of period:
Residential	3,964,221	4,372,428	4,328,607	(9)%	1%
Commercial and industrial	301,834	354,602	349,725	(15)%	1%
Total	4,266,055	4,727,030	4,678,332	(10)%	1%

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	2022 to 2021	2021 to 2020
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$923	$600
Customer rates and impact of the change in rate design, exclusive of the TCJA impact below	69	65
Non-volumetric and miscellaneous revenue, excluding impacts from COVID-19	26	(16)
Weather and usage, excluding impacts from COVID-19	22	12
Gross receipts tax, offset in taxes other than income taxes below	19	13
Customer growth	16	13
Refund of protected and unprotected EDIT, offset in income tax expense	6	(8)
Energy efficiency, offset in operation and maintenance below	3	(7)
Impacts of COVID-19, including usage and other miscellaneous charges	—	16
Changes in non-utility revenues, including impacts of MES disposal	(17)	17
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	(457)	—
Total	$610	$705
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	(923)	$(600)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	199	—
	$(724)	$(600)
Non-utility costs of revenues, including natural gas
Non-utility cost of revenues, including natural gas	14	(1)
	$14	$(1)
Operation and maintenance
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$125	$—
Contract services	(14)	(3)
Merger related expenses, primarily severance and technology	—	8
Energy efficiency, offset in revenues above	(3)	7
Corporate support services	(22)	(8)
Labor and benefits, primarily due to headcount	(5)	(19)
Miscellaneous operations and maintenance expenses, including bad debt expense	(21)	31
Total	$60	$16
Depreciation and amortization
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$66	$—
Lower depreciation rates in Indiana from 2021 rate order	18	—
Incremental capital projects placed in service	(23)	(36)
Total	$61	$(36)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(19)	$(13)
Incremental capital projects placed in service	(12)	(3)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	23	—
Total	$(8)	$(16)
Gain on Sale
Net gain on sale of MES	$—	$8
Gain on Sale of Arkansas and Oklahoma Natural Gas businesses	295	—
Total	$295	$8
Interest expense and other finance charges
Changes in outstanding debt	$(11)	$(2)
Other, primarily AFUDC and impacts of regulatory deferrals	15	14
Total	$4	$12

	Favorable (Unfavorable)
	2022 to 2021	2021 to 2020
	(in millions)
Other income (expense), net
Increase to non-service benefit cost, primarily settlement cost incurred in 2022	$(66)	$(10)
AFUDC - Equity, primarily from increased capital spend	3	—
Money pool investments with CenterPoint Energy interest income	—	2
Other miscellaneous non-operating income (expenses)	3	—
Total	$(60)	$(8)

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 14 to the consolidated financial statements.

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

	Year Ended December 31,			Favorable (Unfavorable)
	2022	2021	2020	2022 to 2021	2021 to 2020
	(in millions, except throughput, weather and customer data)
Revenues:
TDU	$3,205	$2,894	$2,723	$311	$171
Bond Companies	207	240	188	(33)	52
Total revenues	3,412	3,134	2,911	278	223
Expenses:
Operation and maintenance, excluding Bond Companies	1,647	1,591	1,517	(56)	(74)
Depreciation and amortization, excluding Bond Companies	479	429	405	(50)	(24)
Taxes other than income taxes	261	251	252	(10)	1
Bond Companies	194	219	161	25	(58)
Total	2,581	2,490	2,335	(91)	(155)
Operating Income	831	644	576	187	68
Interest expense and other finance charges	(202)	(183)	(171)	(19)	(12)
Interest expense on Securitization Bonds	(13)	(21)	(28)	8	7
Other income, net	19	17	10	2	7
Income before income taxes	635	457	387	178	70
Income tax expense	125	76	53	(49)	(23)
Net income	$510	$381	$334	$129	$47
Throughput (in GWh):
Residential	33,676	30,650	31,244	10%	(2)%
Total	100,062	96,898	93,768	3%	3%
Weather (percentage of 10-year average for service area):
Cooling degree days	110%	109%	110%	1%	(1)%
Heating degree days	120%	80%	72%	40%	8%
Number of metered customers at end of period:
Residential	2,402,329	2,359,168	2,303,315	2%	2%
Total	2,706,598	2,660,938	2,599,827	2%	2%

The following table provides variance explanations by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	2022 to 2021	2021 to 2020
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	$157	$254
Weather impacts and other usage	60	(51)
Refund of protected and unprotected EDIT, offset in income tax expense	32	(8)
Customer rates and impact of the change in rate design	30	(100)
Customer growth	27	31
Miscellaneous revenues	5	(1)
Impacts from increased peak demand in the prior year, collected in rates in the current year	2	6
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	1	9
Impacts on usage from COVID-19	—	19
Energy efficiency, partially offset in operation and maintenance below	(3)	12
Bond Companies, offset in other line items below	(33)	52
Total	$278	$223
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(77)	$(90)
All other operation and maintenance expense, including materials and supplies and insurance	(21)	(2)
Merger related expenses, primarily severance and technology	—	9
Contract services	3	(3)
Energy efficiency program costs, offset in revenues above	3	(1)
Labor and benefits	12	11
Support services	24	2
Total	$(56)	$(74)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(50)	$(24)
Total	$(50)	$(24)
Taxes other than income taxes
Franchise fees and other taxes	$4	$4
Incremental capital projects placed in service	(14)	(3)
Total	$(10)	$1
Bond Companies expense
Operations and maintenance and depreciation expense, offset by revenues above	$25	$(58)
Total	$25	$(58)
Interest expense and other finance charges
Changes in outstanding debt	$(32)	$(19)
Other, primarily AFUDC and impacts of regulatory deferrals	13	7
Total	$(19)	$(12)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset by revenues above	$8	$7
Total	$8	$7
Other income (expense), net
Reduction to non-service benefit cost	$—	$8
Other income, including AFUDC - equity	2	—
Investments in CenterPoint Energy Money Pool interest income	—	(1)
Total	$2	$7

Income Tax Expense. For a discussion of effective tax rate per period, see Note 14 to the consolidated financial statements.

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

	Year Ended December 31,			Favorable (Unfavorable)
	2022	2021	2020	2022 to 2021	2021 to 2020
	(in millions, except throughput, weather and customer data)
Revenues:	4,800	4,200	3,531	600	669
Expenses:
Utility natural gas, fuel and purchased power	2,607	1,885	1,313	(722)	(572)
Non-utility cost of revenues, including natural gas	4	17	17	13	—
Operation and maintenance	886	973	997	87	24
Depreciation and amortization	448	483	441	35	(42)
Taxes other than income taxes	257	249	234	(8)	(15)
Total expenses	4,202	3,607	3,002	(595)	(605)
Operating Income	598	593	529	5	64
Other Income (Expense)
Gain on sale	557	11	—	546	11
Interest expense and other finance charges	(130)	(134)	(143)	4	9
Other income (expense), net	(64)	(4)	(4)	(60)	—
Income from Continuing Operations Before Income Taxes	961	466	382	495	84
Income tax expense (benefit)	236	76	117	(160)	41
Income From Continuing Operations	725	390	265	335	125
Loss from Discontinued Operations (net of tax benefit of $—, $—, and $(2), respectively)	—	—	(66)	—	66
Net Income	$725	$390	$199	$335	$191
Throughput (in BCF):
Residential	233	235	231	(1)%	2%
Commercial and industrial	389	396	410	(2)%	(3)%
Total Throughput	622	631	641	(1)%	(2)%
Weather (percentage of 10-year average for service area):
Heating degree days	106%	91%	91%	15%	—%
Number of customers at end of period:
Residential	3,859,726	4,268,385	4,225,047	(10)%	1%
Commercial and industrial	291,184	336,828	332,210	(14)%	1%
Total	4,150,910	4,605,213	4,557,257	(10)%	1%

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

The following table provides variance explanations by major income statement caption for CERC’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	2022 to 2021		2021 to 2020
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$921		$572
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	56		56
Non-volumetric and miscellaneous revenue	26		(16)
Weather and usage	22		11
Gross receipts tax, offset in taxes other than income taxes	19		13
Customer growth	16		12
Energy efficiency, offset in operation and maintenance	8		(4)
Refund of protected and unprotected EDIT, offset in income tax expense	6		(8)
Impacts of COVID-19	—		16
Changes in non-utility revenues, including impacts of MES disposal	(17)		17
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	(457)		—
Total	$600		$669
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	$(921)		$(572)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	199		—
Total	$(722)		$(572)
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$13		$—
Total	$13		$—
Operation and maintenance
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$125		$—
Contract services	(8)		(2)
Labor and benefits	(4)		(18)
Energy efficiency, offset in revenues above	(8)		4
Corporate Support Services	2		5
Merger related expenses, primarily severance and technology	—		8
Miscellaneous operations and maintenance expenses, including bad debt expense	(20)		27
Total	$87		$24
Depreciation and amortization		Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$66		$—
Indiana lower depreciation rates from recent rate order	13		—
Incremental capital projects placed in service	(44)		(42)
Total	$35		$(42)
Taxes other than income taxes
Gross receipts tax, offset in revenues	$(19)		$(13)
Incremental capital projects placed in service	(12)		(2)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	23		—
Total	(8)		(15)
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$546		$—
Net gain on sale of MES	—		11
Total	$546		$11
Interest expense and other finance charges
Changes in outstanding debt	$(11)		$(5)
Other, primarily AFUDC and impacts of regulatory deferrals	15		14
Total	$4		$9

	Favorable (Unfavorable)
	2022 to 2021	2021 to 2020
	(in millions)
Other income (expense), net
Increase to non-service benefit cost	$(65)	$(10)
Other miscellaneous non-operating income (expenses)	—	10
Increase in Equity AFUDC	2	—
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	3	—
Total	$(60)	$—

Income Tax Expense. For a discussion of effective tax rate per period, see Note 14 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,810	$966	$856	$22	$770	$(1,219)	$1,995	$899	$990
Investing activities	(1,628)	(2,435)	406	(1,851)	(1,617)	(1,287)	(1,265)	(564)	(770)
Financing activities	(345)	1,324	(1,277)	1,916	926	2,515	(834)	(416)	(223)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities:

	Year Ended December 31,
	2022 compared to 2021			2021 compared to 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(492)	$211	$(169)	$2,098	$203	$117
Changes in working capital	(615)	(177)	(107)	(155)	(101)	(236)
Increase in regulatory assets (1)	2,529	196	2,339	(2,188)	(226)	(2,017)
Change in equity in earnings of unconsolidated affiliates	339	—	—	(1,767)	—	—
Change in distributions from unconsolidated affiliates (2) (3)	(155)	—	—	42	—	—
Higher pension contribution	26	—	—	25	—	—
Other	156	(34)	12	(28)	(5)	(73)
	$1,788	$196	$2,075	$(1,973)	$(129)	$(2,209)

(1)The increase in regulatory assets is primarily due to the incurred natural gas costs associated with the February 2021 Winter Storm Event. See Note 7 to the consolidated financial statements for more information on the February 2021 Winter Storm Event.
(2)In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. For further information, see Note 4 to the consolidated financial statements.
(3)This change is partially offset by the change in distributions from Enable in excess of cumulative earnings in investing activities noted in the table below.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities:

	Year Ended December 31,
	2022 compared to 2021			2021 compared to 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$(618)	$—	$—	$1,320	$—	$—
Net change in capital expenditures	(1,255)	(817)	(337)	(568)	(561)	(178)
Transaction costs related to the Enable Merger	49	—	—	(49)	—	—
Cash received related to Enable Merger	(5)	—	—	5	—	—
Net change in notes receivable from unconsolidated affiliates	—	—	—	—	(481)	9
Change in distributions from Enable in excess of cumulative earnings (1)	—	—	—	(80)	—	—
Proceeds from divestitures	2,053	—	2,053	(1,193)	—	(343)
Other	(1)	(1)	(23)	(21)	(11)	(5)
	$223	$(818)	$1,693	$(586)	$(1,053)	$(517)

(1)In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. For further information, see Note 4 to the consolidated financial statements.

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities:

	Year Ended December 31,
	2022 compared to 2021			2021 compared to 2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(1,206)	$—	$(646)	$1,893	$—	$582
Proceeds from issuances of preferred stock, net	—	—	—	(723)	—	—
Proceeds from issuance of Common Stock, net	—	—	—	(672)	—	—
Net changes in long-term debt outstanding, excluding commercial paper	(1,231)	386	(936)	2,450	415	1,481
Net changes in debt and equity issuance costs	2	(5)	(4)	(30)	(9)	(6)
Net changes in short-term borrowings	479	—	479	(27)	—	(27)
Decreased payment of Common Stock dividends	(55)	—	—	7	—	—
Decreased (increased) payment of Preferred Stock dividends	58	—	—	30	—	—
Payment of obligation for finance lease	(306)	(306)	—	(179)	(179)	—
Net change in notes payable from affiliated companies	—	(374)	(2,007)	—	496	508
Contribution from parent	—	1,013	149	—	68	(197)
Dividend to parent	—	(316)	(827)	—	551	111
Capital contribution to parent associated with the sale of CES	—	—	—	—	—	286
Other	(2)	—	—	1	—	—
	$(2,261)	$398	$(3,792)	$2,750	$1,342	$2,738

Future Sources and Uses of Cash

The Registrants expect that anticipated 2023 cash needs will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt (including ratepayer-backed securitization bonds), proceeds from the issuance by the Texas Public Financing Authority of customer rate relief bonds (which will not be a debt of CERC or its subsidiaries), term loans or common stock, anticipated cash flows from operations, and with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

Material Current and Long-term Cash Requirements. The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure for electric and natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock and Common Stock, and in addition to interest payments on debt, the Registrants’ principal anticipated cash requirements for 2023 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$3,639	$1,815	$1,427
Scheduled principal payments on Securitization Bonds	156	156	—
Maturing CERC senior notes and term loan	1,831	—	1,831

The following table sets forth the Registrants’ estimates of the Registrants’ capital expenditures currently planned for projects for 2023 through 2027. See Note 17 to the consolidated financial statements for CenterPoint Energy’s actual capital expenditures by reportable segment for 2022.

	2023	2024	2025	2026	2027
CenterPoint Energy	(in millions)
Electric	$2,102	$3,335	$2,251	$2,246	$2,388
Natural Gas	1,521	1,363	1,349	1,775	1,817
Corporate and Other	16	18	18	18	18
Total	$3,639	$4,716	$3,618	$4,039	$4,223
Houston Electric (1)	$1,815	$1,970	$1,863	$2,098	$2,246
CERC (1)	$1,427	$1,311	$1,277	$1,690	$1,738

(1)Houston Electric and CERC each consist of a single reportable segment.

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

The following table summarizes the Registrants’ material current and long-term cash requirements as of December 31, 2022.

	Total	2023	2024-2025	2026-2027	2028 and thereafter
	(in millions)
CenterPoint Energy
Securitization Bonds	$317	$156	$161	$—	$—
Other long-term debt (1)	16,021	1,335	1,273	3,761	9,652
Interest payments — Securitization Bonds (2)	12	8	4	—	—
Interest payments — other long-term debt (2)	8,049	651	1,196	1,133	5,069
Short-term borrowings	511	511	—	—	—
Commodity and other commitments (3)	7,152	1,165	2,424	1,040	2,523
Total cash requirements	$32,062	$3,826	$5,058	$5,934	$17,244

	Total	2023	2024-2025	2026-2027	2028 and thereafter
	(in millions)
Houston Electric
Securitization Bonds	$317	$156	$161	$—	$—
Other long-term debt (1)	6,036	—	—	600	5,436
Interest payments — Securitization Bonds (2)	12	8	4	—	—
Interest payments — other long-term debt (2)	4,693	235	467	456	3,535
Total cash requirements	$11,058	$399	$632	$1,056	$8,971
CERC
Long-term debt	$4,826	$1,331	$10	$891	$2,594
Interest payments — long-term debt (2)	1,897	195	327	313	1,062
Short-term borrowings	511	511	—	—	—
Commodity and other commitments (3)	5,096	894	1,426	822	1,954
Total cash requirements	$12,330	$2,931	$1,763	$2,026	$5,610

(1)ZENS obligations are included in the 2028 and thereafter column at their contingent principal amount of $26 million as of December 31, 2022. These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($507 million as of December 31, 2022), as discussed in Note 11 to the consolidated financial statements.
(2)The Registrants calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, the Registrants calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, the Registrants used interest rates in place as of December 31, 2022. The Registrants typically expect to settle such interest payments with cash flows from operations and short-term borrowings.
(3)For a discussion of commodity and other commitments, see Note 15(a) to the consolidated financial statements.

The table above does not include the following:

•estimated future payments for expected future AROs primarily estimated to be incurred after 2026. See Note 3(c) to the consolidated financial statements for further information.
•expected contributions to pension plans and other postretirement plans in 2023. See Note 8(g) to the consolidated financial statements for further information.
•operating leases. See Note 20 to the consolidated financial statements for further information.

Off-Balance Sheet Arrangements. Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy (see Note 13 to the consolidated financial statements) and short-term leases, the Registrants have no off-balance sheet arrangements.

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

Indiana Electric CPCN (CenterPoint Energy)

BTAs

On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the Posey solar project. On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey solar project through a BTA to acquire its solar array assets for a fixed purchase price and approved recovery of costs via a levelized rate over the anticipated 35-year life. Due to community feedback and rising project costs caused by inflation and supply chain issues affecting the energy industry, Indiana Electric, along with Arevon, the developer, announced plans in January 2022 to downsize the Posey solar project to 191 MW. Indiana Electric collaboratively agreed to the scope change, and on February 1, 2023, Indiana Electric entered into an amended and restated BTA that is contingent on further IURC review and approval. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve the amended BTA. With the passage of the IRA, Indiana Electric can now pursue PTCs for solar projects. Indiana Electric will request that project costs, net of PTCs, be recovered in rate base rather than a levelized rate, through base rates or the CECA mechanism, depending on which provides more timely recovery. The Posey solar project is expected to be placed in service in 2025.
On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing was held on November 1, 2022. On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric to purchase and acquire the Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project under Ind. Code Ch. 8-1-8.8, approved the proposed levelized rate and associated ratemaking and accounting treatment. The project is expected to be placed in service by the first quarter of 2025.

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility through a BTA, consistent with its 2019/2020 IRP that calls for up to 300 MWs of wind generation. The wind project is located in MISO’s Central Region. The construction phase is expected to commence during the second half of 2023 to achieve commercial operation by January 1, 2025. Indiana Electric has requested recovery via the CECA mechanism or through base rates in the next general rate case, depending on which provides more timely recovery. As of the date of this Form 10-K, Indiana Electric has not entered into any definitive agreement relating to this wind energy generating facility, and it is not certain that a definitive agreement will be entered into at all.

PPAs

Indiana Electric also sought approval in February 2021 for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. In October 2021, the IURC approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. Due to rising project costs caused by inflation and supply chain issues affecting the energy industry, Clenera and Indiana Electric were compelled to renegotiate terms of the agreement to increase the PPA price. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with certain modifications. Revised purchase power costs are requested to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA. The amended PPA will be brought before the IURC in a fully docketed proceeding in the second quarter of 2023. The Clenera solar array is expected to be placed in service in the second quarter of 2025.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On October 19, 2022, Indiana Electric filed with the IURC seeking approval of the amended PPA with Origis and a hearing was held on January 4, 2023. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. Revised purchase power costs are requested to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA with Oriden. The amended PPA with Oriden will be brought before the IURC in a fully docketed proceeding in the second quarter of 2023. The Oriden solar array is expected to be placed in service in the second quarter of 2025 and the Origis solar array is expected to be placed in service by the third quarter of 2024.

Natural Gas Combustion Turbines

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. On June 28, 2022, the IURC approved the CPCN. The estimated $334 million turbine facility is planned to be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5 mile pipeline will be constructed and operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. FERC granted a certificate to construct the pipeline on October 20, 2022. The period to challenge FERC’s certificate in a federal district court expires on February 20, 2023. Indiana Electric granted its contractor a full notice to proceed to construct the turbines on December 9, 2022. The facility is targeted to be operational by year end 2025. Recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

For more information regarding uncertainties related to our solar projects, see Item 1A of Part I of this combined Form 10-K and “ —Solar Panel Issues” below.

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine, and it remains out of service. The current estimate of the costs to repair F.B. Culley Unit 3 is approximately $6 million to $7 million, which will largely be capital expenditures. CenterPoint Energy has located a replacement boiler feed pump turbine which is currently being refurbished by the original equipment manufacturer to ensure it is in good working order. Currently, F.B. Culley Unit 3 is expected to return to service in the first half of 2023 depending on the time it takes to refurbish, install and test operation of the replacement turbine and related materials. CenterPoint Energy is evaluating the applicability of insurance coverages. For the duration of the unplanned outage, CenterPoint Energy expects to meet its generation capacity needs from its other generation units and power purchase agreements.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

The State of Indiana has enacted legislation, Senate Bill 386, that would enable CenterPoint Energy to request approval from the IURC to securitize the remaining book value and removal costs associated with certain generating facilities not more than twenty-four months before the unit is retired. The Governor of Indiana signed the legislation on April 19, 2021. On May 10, 2022, CenterPoint Energy (Indiana Electric) filed an application with the IURC to securitize qualified costs associated with its planned retirements of coal generation facilities. Total qualified costs are estimated at $359 million, of which $350 million would be financed and $9 million are estimated total ongoing costs. A hearing was held before the IURC on September 7, 2022 and a final order was received on January 4, 2023 authorizing the issuance of up to $350 million in securitization bonds. Per Senate Bill 386, CenterPoint Energy has 90 days after the 30-day appeal period has expired to issue the securitization bonds, subject to an approved extension.

Subsidiary Restructuring

In July 2021, Indiana North and SIGECO filed petitions with the IURC for the approval of a new financial services agreement and the confirmation of Indiana North’s financing authority, and final orders were issued by the IURC on December 28, 2021. VEDO filed a similar application with the PUCO in September 2021 and the PUCO issued an order on January 26, 2022 adopting recommendations by PUCO staff. Both the IURC and PUCO approved the petitions. The orders allowed the reissuance of existing debt of Indiana Gas and VEDO to CERC, the continued amortization of existing issuance expenses and discounts, and the treatment of any potential exchange fees as discounts to be amortized over the life of the debt. As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million in return for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. Additionally, although not necessary to complete the Restructuring or the above mentioned exchange, on October 5, 2022, CERC Corp. closed a separate exchange offer of all outstanding VUH 6.10% senior notes for new notes of CERC Corp. For further information on the debt exchanges, see Note 13 to the consolidated financial statements. CenterPoint Energy completed the transfer of Indiana Gas and VEDO from VUH to CERC on June 30, 2022 to better align its organizational structure with management and financial reporting and to fund future capital investments more efficiently. See Note 1 to the consolidated financial statements for further information.

Bailey to Jones Creek Project (CenterPoint Energy and Houston Electric)

In April 2017, Houston Electric submitted a proposal to ERCOT requesting its endorsement of the Freeport Area Master Plan, which included the Bailey to Jones Creek Project. On November 21, 2019, the PUCT issued its final approval of Houston Electric’s certificate of convenience and necessity application, based on an unopposed settlement agreement under which Houston Electric would construct the project at an estimated cost of approximately $483 million. Houston Electric commenced pre-construction activities on the project in 2019, began construction in 2021, and completed construction and energized the line ahead of schedule in November 2021. Certain residual clean-up activities were done in 2022 and will continue in 2023.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a certificate of convenience and necessity application with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. The actual capital costs of the project will depend on actual land acquisition costs, construction costs, and other factors. In November 2021, the PUCT approved a route that was estimated to cost $25 million and issued a final order on January 12, 2022. There have been project delays due to supply chain constraints in the developer acquiring solar panels. Houston Electric expects to complete construction and energization of the transmission line by the end of 2023.

Texas Legislation (CenterPoint Energy and Houston Electric)

Houston Electric continues to review the effects of legislation passed in 2021 and will be reviewing proposed bills that have been or will be submitted during the current 2023 legislative session for similar impacts where applicable. For example, pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation). Houston Electric sought initial recovery of the 2021 lease costs for the TEEEF and the operational costs for transportation, mobilization and demobilization, labor and materials for interconnections, fuel for commissioning, testing and operation, purchase and lease of auxiliary equipment, and labor and materials for operations in its 2022 DCRF application. Additionally, the 2021 legislation allows Houston Electric to seek recovery of transmission and distribution facilities that have a lead time of at least six months and would aid in restoring power to Houston Electric’s distribution customers following a widespread power outage. Houston Electric plans to seek recovery of costs associated with long-lead time facilities in a future DCRF or ratemaking proceeding. For further information regarding Houston Electric’s TEEEF, see Notes 7 and 20 to the consolidated financial statements.

Minnesota Base Rate Case (CenterPoint Energy and CERC)

On November 1, 2021, CERC filed a general rate case with the MPUC seeking approval for a revenue increase of approximately $67 million with a projected test year ended December 31, 2022. On September 23, 2022, the MPUC issued a written order approving the Settlement agreement which provides for a general revenue increase of $48.5 million and overall rate of return of 6.65%. The MPUC approved CERC’s compliance filing on January 17, 2023 and rate implementation began February 1, 2023. CERC plans to implement its Interim Rate Undercollection Plan in the second quarter of 2023 to collect the difference between authorized final rates and interim rates for the time period September 23, 2022 through January 31, 2023.

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

CERC expects to submit its first innovation plan to the MPUC in 2023. The maximum allowable cost for an innovation plan will start at 1.75% of the utility's revenue in the state and could increase to 4% by 2033, subject to review and approval by the MPUC.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects have been impacted by delays and/or increased costs. The potential delays and inflationary cost pressures communicated from the developers of our solar projects are primarily due to (i) unavailability of solar panels and other uncertainties related to the pending DOC investigation on anti-dumping and countervailing duties petition filed by a domestic solar manufacturer, (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China's Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On December 2, 2022, the DOC issued its preliminary determination, finding four of the eight companies being investigated are attempting to bypass U.S. duties; however, the investigation continues with the DOC’s final determination, which is currently scheduled for May 2023. In June 2022, President Biden authorized an executive order which would suspend anti-circumvention tariffs on solar panels for two years; however, the executive order could be subject to legal challenges and its effects remain uncertain. The resolution of these issues will determine what additional costs or delays our solar projects will be subject to. These impacts have resulted in cost increases for certain projects, and may result in cost increases in other projects, and such impacts have resulted in, or are expected to result in, the need for us to seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors— Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution — Increases in the cost or...” in this report.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Registrants are periodically involved in proceedings to adjust its capital tracking mechanisms (e.g., CSIA, DCRF, DRR, GRIP, TCOS and TDSIC), its cost of service adjustments (e.g., RSP and RRA), its decoupling mechanism (e.g., Decoupling and SRC), and its energy efficiency cost trackers (e.g., CIP, DSMA, EECR, EECRF, EEFC and EEFR). The table below reflects significant applications pending or completed since the Registrants’ combined 2021 Form 10-K was filed with the SEC through February 15, 2023.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TCOS	38	September 2022	October 2022	October 2022	Based on net change in invested capital of $317 million for the period January 1, 2022 through July 31, 2022.
EECRF	23	June 2022	March 2023	November 2022	The requested amount is comprised of the following: 2023 Program and Evaluation, Measurement and Verification costs of $38 million, a charge of $3 million related to the under-recovery of 2021 program costs including interest and rate case expenses, 2021 earned bonus of $23 million for a total of $64 million. On August 26, 2022, a unanimous settlement was filed for an adjusted total of $63 million comprised of the following: 2023 Program and Evaluation, Measurement and Verification costs of $37 million, a charge of $3 million related to the under-recovery of 2021 program costs including interest and rate case expenses, and a 2021 earned bonus of $23 million.
DCRF (1)	142	April 2022	TBD	TBD	As amended on July 1, 2022, the net change in distribution invested capital since its last base rate proceeding of over $1 billion for the period January 1, 2019 through December 31, 2021 for a revenue increase of $86 million, adjusted for load growth. In addition, the request includes approximately $200 million in TEEEF during the calendar year ending December 31, 2021 representing a revenue increase of $57 million. The requested overall revenue increase is $142 million with a proposed effective date of September 1, 2022. On July 11, 2022, a partial settlement was filed resolving the non-TEEEF issues. The settlement provides for a black box reduction to the revenue requirement of $7.8 million for a revenue increase of $78 million and a September 1, 2022 effective date for rates. A hearing on TEEEF issues was held on October 18 through 20, 2022. Briefs were filed on November 16, 2022 and reply briefs were filed on December 2, 2022. On January 27, 2023, the administrative law judges issued a proposal for decision recommending that the leasing of the TEEEF was not prudent or reasonable and necessary and that the PUCT deny recovery of all of the TEEEF costs. The PUCT is expected to consider the proposal for decision on March 9, 2023.
TCOS	64	February 2022	April 2022	April 2022	Based on net change of invested capital of $574 million.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	34	March 2022	June 2022	June 2022	Based on net change in invested capital for calendar year 2021 of $213 million.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP (1)	7	September 2022	TBD	TBD
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band, is $3 million based on a test year ended June 2022 and adjusted ROE of 7.05%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band, is $5 million based on a test year ended June 2022 and adjusted ROE of 4.19%. The TCJA refund impact to North Louisiana and South Louisiana was $1 million and $1 million, respectively. North Louisiana and South Louisiana also seek to recover regulatory assets due to COVID bad debt expenses in the amounts of $0.7 million and $0.3 million, respectively. Interim rates implemented on December 28, 2022, subject to refund.

CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	8	May 2022	October 2022	September 2022
The requested amount is attributed to the CIP Financial Incentive based on 2021 CIP program activity, and the approved Conservation Cost Recovery Adjustment charge is inclusive of the CIP Incentive as well as any over or under collections from CIP to reach a forecasted CIP tracker balance of zero.

Rate Case	49	November 2021	Feb 2023	September 2022	See discussion above under Minnesota Base Rate Case.
Decoupling	N/A	September 2021	September 2021	April 2022	Represents under-recovery of approximately $19 million recorded for and during the period July 1, 2020 through June 30, 2021, including an approximately $5 million adjustment related to the implementation of final rates from the general rate case filed in 2019.
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	2	April 2022	August 2022	August 2022
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

CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	9	October 2022	January 2023	January 2023	Requested an increase of $12 million to rate base, which reflects approximately $1 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of ($1 million) annually. Also included are unrecovered deferred O&M expenses of $9 million. OUCC filed on December 2, 2022 recommending approval of revenue requirement as filed, with additional recommendations on disallowing increases on cost estimates for a specific transmission project (no disallowances of actual costs in this filing). Rebuttal testimony was filed on December 9, 2022 responding to OUCC’s recommendations. A hearing was held on December 20, 2022, and an agreed upon joint proposed order was submitted to the judge on January 9, 2023, which the IURC approved on January 25, 2023.
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	17	October 2022	January 2023	January 2023	Requested an increase of $38 million to rate base, which reflects a $3 million
					annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of ($5 million) annually. Also included is unrecovered deferred operation and maintenance expenses of $20 million. OUCC filed on December 2, 2022 recommending changes to the Compliance Component Revenue Requirement as a result of recommending disallowance of actual costs for five distribution projects. Also recommended disallowing increases on cost estimates for certain projects. Rebuttal testimony was filed on December 9, 2022 responding to OUCC’s recommendations. A hearing was held on December 20, 2022, and an agreed upon joint proposed order was submitted to the judge on January 9, 2023, which the IURC approved on January 25, 2023.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Ohio (PUCO)
DRR	9	April 2022	September 2022	August 2022	Requested an increase of $63 million to rate base for investments made in 2021, which reflects a $9 million annual increase in current revenues. A change in (over)/under-recovery variance of $(4 million) annually is also included in rates. PUCO issued order in August 2022 and rates implemented in September 2022. Filed a separate request on September 14, 2022 to extend the DRR beyond 2023 for investment through December 31, 2026 (no impact to revenues). The Staff report was filed January 11, 2023 with two recommendations: 1) For the extension period, any unrecovered capital investment in excess of the annual rate caps continue to be deferred, however, CERC shall cease accruing additional carrying charges on the amounts in excess of the annual rate cap; 2) Staff agrees with CERC that this program should be completed following this 3-year extension and recommends to the PUCO that this extension be granted contingent upon the DRR program ending and exclusive of any incremental investment following the completion of the mileage, projects and costs CERC outlined in this application. Objections are due by February 10, 2023. After reviewing the Staff Report and any objections filed, the PUCO will determine whether a hearing is necessary.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC (1)	2	February 2023	TBD	TBD	Requested an increase of $31 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of ($1 million).
CECA (1)	—	February 2023	TBD	TBD	Requested an increase of less than $1 million to rate base, which reflects an annual increase of less than $1 million in current revenues. The mechanism also includes a change in (over)/under-recovery variance of less than ($1 million).
TDSIC	3	August 2022	November 2022	November 2022
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

Inflation Reduction Act (IRA)

On August 16, 2022, the IRA was signed into law. The new law extends or creates tax-related energy incentives for solar, wind and alternative clean energy sources, implements, subject to certain exceptions, a 1% tax on share repurchases after December 31, 2022, and implements a 15% corporate alternative minimum tax based on the AFSI of those corporations with an average AFSI of $1 billion over the most recent three-year period. The IRA did not have a material impact on the Registrants’ 2022 financial results and no material impact is expected for 2023 financial results. Further guidance on the tax provisions of the IRA is expected and the Registrants continue to evaluate the IRA provisions for the effect on their future financial results.

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the EPA exceeded its authority in promulgating the CPP. The EPA has announced it plans on issuing new greenhouse gas rules in the future.

The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the U.S. commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its net zero emissions goals for both Scope 1 and certain Scope 2 emissions by 2035 as well as a goal to reduce certain Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and, in addition, exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 estimates are based on the total natural gas supply delivered to residential and commercial customers as reported in the U.S. Energy Information Administration (EIA) Form EIA-176 reports and do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain natural gas transmission facilities, and the EPA has proposed new regulations targeting reductions in methane emissions, which if implemented will increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than TEEEF, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives to eliminate natural gas use in buildings and focus on electrification. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

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

To address these developments, CenterPoint Energy announced its net zero emissions goals for both Scope 1 and certain Scope 2 emissions by 2035. Indiana Electric’s 2019/2020 IRP identified a preferred portfolio that retires 730 MW of coal-fired generation facilities and replaces these resources with a mix of generating resources composed primarily of renewables, including solar, wind, and solar with storage, supported by dispatchable natural gas combustion turbines including a pipeline to serve such natural gas generation. Indiana Electric continues to execute on its 2019/2020 IRP and has received initial approvals for 756 MWs of the 700-1,000 MWs identified within Indiana Electric’s 2019/2020 IRP. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in clean energy investments and enablement, which may be used to support, among other things, renewable energy generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its net zero emissions goals support global efforts to reduce the impacts of climate change. For more information regarding CenterPoint Energy’s net zero emission goals and the risks associated with them, see “Risk Factors — Risk Factors Affecting Regulatory, Environmental and Legal Risks — CenterPoint Energy is subject to operational and financial risks...”

To the extent climate changes result in warmer temperatures in the Registrants’ service territories, financial results from the Registrants’ businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s Natural Gas could be adversely affected through lower natural gas sales. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity used for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and flooding, including such storms as the February 2021 Winter Storm Event. Since many of the Registrants’ facilities are located along or near the Texas gulf coast, increased or more severe hurricanes or tornadoes could increase costs to repair damaged facilities and restore service to customers. CenterPoint Energy’s current 10-year capital plan includes capital expenditures to maintain reliability and safety and increase resiliency of its systems as climate change may result in more frequent significant weather events. Houston Electric does not own or operate any electric generation facilities other than, since September 2021, its operation of TEEEF. Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. To the extent adverse weather conditions affect the Registrants’ suppliers, results from their energy delivery businesses may suffer. For example, in Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market and also caused a reduction in available natural gas capacity. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events continues, it may impact our ability to secure cost-efficient insurance.

Other Matters

Credit Facilities

The Registrants may draw on their respective revolving credit facilities from time to time to provide funds used for general corporate and limited liability company purposes, including to backstop CenterPoint Energy’s and CERC’s commercial paper programs. The facilities may also be utilized to obtain letters of credit. For further details related to the Registrants’ revolving credit facilities, please see Note 13 to the consolidated financial statements.

On June 30, 2022, in connection with the Restructuring, VUH repaid in full all outstanding indebtedness and terminated all remaining commitments and other obligations under its $400 million amended and restated credit agreement dated as of February 4, 2021. VUH did not incur any penalties in connection with the early termination.

On December 6, 2022, CenterPoint Energy, Inc. and its wholly owned subsidiaries, Houston Electric and CERC, replaced their existing revolving credit facilities with three revolving credit facilities totaling $3.75 billion in aggregate commitments. In addition, SIGECO entered into a new revolving credit facility totaling an additional $250 million in aggregate commitments. The aggregate amount of commitments among the four credit facilities total $4.0 billion.

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4 billion as of December 31, 2022.

As of February 9, 2023, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of February 9, 2023
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$1,759	4.86%	December 6, 2027
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2027
Houston Electric	300	—	—	—	—%	December 6, 2027
CERC	1,050	—	—	1,049	4.82%	December 6, 2027
Total	$4,000	$—	$11	$2,808

(1)This credit facility was issued by SIGECO.

Borrowings under each of the revolving credit facilities are subject to customary terms and conditions. However, there is no requirement that the borrower makes representations prior to borrowing as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the revolving credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facilities also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In each of the revolving credit facilities, the spread to SOFR and the commitment fees fluctuate based on the borrower’s credit rating. Each of the Registrant’s credit facilities provide for a mechanism to replace SOFR with possible alternative benchmarks upon certain benchmark replacement events. The borrowers are currently in compliance with the various business and financial covenants in the four revolving credit facilities.

Debt Transactions

For detailed information about the Registrants’ debt issuances in 2022, see Note 13 to the consolidated financial statements.

Securities Registered with the SEC

On May 29, 2020, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 29, 2023. For information related to the Registrants’ debt and equity security issuances in 2022, see Notes 12 and 13 to the consolidated financial statements.

Temporary Investments

As of February 9, 2023, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of February 9, 2023:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool borrowings	4.91%	$(292)	$(32)

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the Registrants’ credit facilities is based on their respective credit ratings. As of February 9, 2023, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of the Registrants:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Stable	A	Stable
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Stable	A-	Stable
CERC	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Stable	n/a	n/a

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of December 31, 2022, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $237 million as of December 31, 2022. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on December 31, 2022, deferred taxes of approximately $665 million would have been payable in 2022. If all the ZENS-Related Securities had been sold on December 31, 2022, capital gains taxes of approximately $80 million would have been payable in 2022 based on 2022 tax rates in effect. For additional information about ZENS, see Note 11 to the consolidated financial statements.

Cross Defaults

Under each of CenterPoint Energy’s, Houston Electric’s and CERC’s respective revolving credit facilities and CERC’s term loan agreement, a payment default on, or a non-payment default, event or condition that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. Under SIGECO’s revolving credit facility, a payment default on, or a non-payment default, event or condition that permits acceleration of, any indebtedness for borrowed money and certain other specific types of obligations (including guarantees) exceeding $75 million by SIGECO or any of its significant subsidiaries will cause a default under SIGECO’s credit facility. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in September 2021, and updated in November 2022, CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses to support rate base growth and may explore asset sales, in addition to the completed sale of its Natural Gas businesses located in Arkansas and Oklahoma, as a means to efficiently finance a portion of such increased capital expenditures. For further information, see Note 4.

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
•increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans or the use of alternative sources of financings on capital and other financial markets;
•various legislative or regulatory actions;
•incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy);
•the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;
•slower customer payments and increased write-offs of receivables due to higher natural gas prices, changing economic conditions, public health threats or severe weather events (CenterPoint Energy and CERC);
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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Certain provisions in certain note purchase agreements relating to debt issued by CERC have the effect of restricting the amount of secured debt issued by CERC and debt issued by subsidiaries of CERC Corp. Additionally, Houston Electric and SIGECO are limited in the amount of mortgage bonds they can issue by the General Mortgage and SIGECO’s mortgage indenture, respectively. For information about the total debt to capitalization financial covenants in the Registrants’ and SIGECO’s revolving credit facilities, see Note 13 to the consolidated financial statements.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. CenterPoint Energy, for its Electric and Natural Gas reportable segments, Houston Electric and CERC apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates. Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals. If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Registrants would be required to write off or write down these regulatory assets and liabilities. For example, during 2022, the MPUC disallowed recovery of approximately $36 million of jurisdictional gas costs incurred during the February 2021 Winter Storm Event and CERC’s regulatory asset balance was reduced when such amounts were no longer probable of recovery. For further detail on the Registrants’ regulatory assets and liabilities, see Note 7 to the consolidated financial statements.

Impairment of Long-Lived Assets, Including Identifiable Intangibles and Goodwill

The Registrants review the carrying value of long-lived assets, including identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually, goodwill is tested for impairment as required by accounting guidance for goodwill and other intangible assets.  Unforeseen events, changes in market conditions, and probable regulatory disallowances, where applicable, could have a material effect on the value of long-lived assets, including intangibles and goodwill, future cash flows, interest rate, and regulatory matters could result in an impairment charge. The Registrants recorded no impairments to long-lived assets, including intangibles or goodwill during 2022 and 2021. During 2020, CenterPoint Energy recognized goodwill impairment losses as discussed further in Notes 4 and 6 to the consolidated financial statements.

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

Fair value measurements require significant judgment and unobservable inputs, including (i) projected timing and amount of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the future market prices. Determining the discount rates for the non-rate regulated businesses, such as for Energy Systems Group, requires the estimation of the appropriate company specific risk premiums for those non-rate regulated businesses based on evaluation of industry and entity-specific risks, which includes expectations about future market or economic conditions existing on the date of the impairment test. Changes in these assumptions could have a significant impact on results of the impairment tests.

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

The fair value of the businesses within the Natural Gas reporting unit was estimated based on a weighted combination of income and market approaches, consistent with the methodology used in the 2021 annual goodwill impairment test (the most recent annual test completed at the time of the transaction).

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

CenterPoint Energy’s funding requirements and employer contributions for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
CenterPoint Energy	(in millions)
Minimum funding requirements for qualified pension plans	$—	$—	$76
Employer contributions to the qualified pension plans	27	53	76
Employer contributions to the non-qualified benefit restoration plans	8	8	10

Although CenterPoint Energy’s minimum contribution requirement to the qualified pension plans in 2023 is zero, it expects to make contributions aggregating up to $50 million. CenterPoint Energy expects to make contributions aggregating approximately $7 million to the non-qualified benefit restoration plans in 2023.

Changes in pension obligations and plan assets may not be immediately recognized as pension expense in CenterPoint Energy’s Statements of Consolidated Income, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension expense recorded in any period may not reflect the actual level of benefit payments provided to plan participants.
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

The projected benefit obligation for all defined benefit pension plans was $1.6 billion and $2.3 billion as of December 31, 2022 and 2021, respectively. This decrease was primarily due to increases in discount rates, as well as the impact of lump sum settlement payments.

In December 2022, the CenterPoint Energy pension plan completed an annuity lift-out, a transaction that provided for the purchase of an annuity contract to fund pension plan annuities of retirees from previously divested businesses, as part of a de-risking strategy. This annuity lift-out impacted 1,119 retirees and beneficiaries, as well as reduced $138 million in pension obligations and $136 million in plan assets which were transferred to an insurance company. The transfer of plan assets is considered to be a lump sum settlement payment that reduced CenterPoint Energy pension plan’s projected benefit obligation in 2022.

As of December 31, 2022, the projected benefit obligation exceeded the market value of plan assets of CenterPoint Energy’s pension plans by $341 million. Changes in interest rates or the market values of the securities held by the plan during a year could materially, positively or negatively, change the funded status and affect the level of pension expense and required contributions at the next remeasurement.
Houston Electric and CERC participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. Pension cost by Registrant were as follows:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension cost	$172	$59	$88	$69	$34	$24	$49	$19	$19

The calculation of pension cost and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.
As of December 31, 2022, CenterPoint Energy’s qualified pension plans had an expected long-term rate of return on plan assets of 6.50% rate, which is 1.50% higher than the 5.00% rate assumed as of December 31, 2021. The expected rate of return assumption was developed using the targeted asset allocation of our plans and the expected return for each asset class. CenterPoint Energy regularly reviews its actual asset allocation and periodically rebalances plan assets to reduce volatility and better match plan assets and liabilities.
As of December 31, 2022, the projected benefit obligation was calculated assuming a discount rate of 5.15%, which is 84% higher than the 2.80% discount rate assumed as of December 31, 2021 attributed primarily to rising interest rates. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of CenterPoint Energy’s plans.
CenterPoint Energy’s actuarially determined pension and other postemployment cost for 2022 and 2021 that is greater or less than the amounts being recovered through rates in the majority of Texas jurisdictions is deferred as a regulatory asset or liability, respectively.  Pension cost for 2023, including the nonqualified benefit restoration plan, is estimated to be $54 million before applicable regulatory deferrals and capitalization, based on an expected return on plan assets of 6.50% and a discount rate of 5.15% as of December 31, 2022. If the expected return assumption were lowered by 0.50% from 6.50% to 6.00%, 2023 pension cost would increase by approximately $6 million.
As of December 31, 2022, the pension plans projected benefit obligation, including the unfunded nonqualified pension plans, exceeded plan assets by $341 million.  If the discount rate were lowered by 0.50% from 5.15% to 4.65%, the assumption change would increase CenterPoint Energy’s projected benefit obligation by approximately $68 million and decrease its 2023 pension cost by approximately $2 million. The expected reduction in pension cost due to the decrease in discount rate is a result of the expected correlation between the reduced interest rate and appreciation of fixed income assets in pension plans with significantly more fixed income instruments than equity instruments. In addition, the assumption change would impact CenterPoint Energy’s Consolidated Balance Sheets by increasing the regulatory asset recorded as of December 31, 2022 by $59 million and would result in a charge to comprehensive income in 2022 of $7 million, net of tax of $2 million, due to the increase in the projected benefit obligation.
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

Interest Rate Risk

As of December 31, 2022, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $4.5 billion and $4.5 billion as of December 31, 2022 and 2021, respectively. If the floating interest rates were to increase by 10% from December 31, 2022 rates, CenterPoint Energy’s combined interest expense would increase by approximately $19 million annually. In 2023, SIGECO expects to remarket $186 million of tax-exempt debt at then market rates due to mandatory purchase or mandatory tender for purchase provisions. On September 1, 2023, CenterPoint Energy’s Series A Preferred Stock will convert from a fixed rate dividend rate to a floating rate per annum equal to three month U.S. dollar LIBOR (or alternative benchmark rate) plus 3.270%. For further information regarding CenterPoint Energy’s Series A Preferred Stock, see Note 12 to the consolidated financial statements. CenterPoint Energy has no floating rate notes maturing in 2023, other than the CERC floating rate notes discussed below.

Houston Electric did not have any floating rate obligations as of either December 31, 2022 or 2021.

CERC’s floating rate obligations aggregated $1.4 billion and $1.9 billion as of December 31, 2022 and 2021, respectively. If the floating interest rates were to increase by 10% from December 31, 2022 rates, CERC’s combined interest expense would increase by approximately $7 million annually. CERC has $575 million of floating rate notes maturing in 2023 that will be refinanced at current rates.

As of December 31, 2022 and 2021, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $12.5 billion and $11.7 billion, respectively, in principal amount and having a fair value of $11.1 billion and $13.0 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $510 million if interest rates were to decline by 10% from their levels as of December 31, 2022. CenterPoint Energy has no fixed-rate senior notes maturing in 2023, other than the CERC senior notes discussed below.

As of December 31, 2022 and 2021, Houston Electric had outstanding fixed-rate debt aggregating $6.4 billion and $5.5 billion, respectively, in principal amount and having a fair value of approximately $5.6 billion and $6.3 billion, respectively. Because these instruments are fixed-rate, they do not expose Houston Electric to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $315 million if interest rates were to decline by 10% from their levels as of December 31, 2022. Houston Electric has no fixed-rate general mortgage bonds maturing in 2023.

As of December 31, 2022 and 2021, CERC had outstanding fixed-rate debt aggregating $3.5 billion and $2.5 billion, respectively, in principal amount and having a fair value of $3.3 billion and $2.8 billion, respectively. Because these instruments are fixed-rate, they do not expose CERC to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $126 million if interest rates were to decline by 10% from their levels at December 31, 2022. CERC has $757 million of fixed-rate senior notes maturing in 2023 that will be refinanced at current rates.

In general, such an increase in fair value would impact earnings and cash flows only if the Registrants were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 11 to the consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $7 million at December 31, 2022 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at December 31, 2022. Changes in the fair value of the derivative component, a $578 million recorded liability at December 31, 2022, are recorded in CenterPoint Energy’s Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2022 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the December 31, 2022 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss on debt securities in CenterPoint Energy’s Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy)

CenterPoint Energy’s regulated operations are exposed to commodity price risk during severe weather events such as hurricanes, tornadoes and severe winter weather conditions. Severe weather events can increase commodity prices related to natural gas, coal and purchased power, which may increase our costs of providing service, and those costs may not be recoverable in rates. Recovery of cost increases driven by rising commodity prices during severe weather events could be resisted by our regulators and our regulators might attempt to deny or defer timely recovery of those costs.

However, CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of December 31, 2022, the recorded fair value of non-trading energy derivative assets was $11 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
CenterPoint Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of Rate Regulation on the Financial Statements — Refer to Notes 2, 4 and 7 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of electric and gas transmission and distribution companies in those jurisdictions. Management has determined its regulated operations meet the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. The impacts of accounting for the economics of rate regulation are pervasive to the financial statements and disclosures.

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

We identified rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory actions on the financial statements. Management’s judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of decisions by the Commissions included the following, among others:

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
February 17, 2023

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Revenues:
Utility revenues	$9,018	$8,042	$7,049
Non-utility revenues	303	310	369
Total	9,321	8,352	7,418
Expenses:
Utility natural gas, fuel and purchased power	2,887	2,127	1,488
Non-utility cost of revenues, including natural gas	204	208	257
Operation and maintenance	2,833	2,810	2,744
Depreciation and amortization	1,288	1,316	1,189
Taxes other than income taxes	543	528	516
Goodwill impairment	—	—	185
Total	7,755	6,989	6,379
Operating Income	1,566	1,363	1,039
Other Income (Expense):
Gain (loss) on equity securities	(227)	(172)	49
Gain (loss) on indexed debt securities	325	50	(60)
Gain on sale	303	8	—
Interest expense and other finance charges	(511)	(508)	(501)
Interest expense on Securitization Bonds	(13)	(21)	(28)
Other income (expense), net	(26)	58	64
Total	(149)	(585)	(476)
Income from Continuing Operations Before Income Taxes	1,417	778	563
Income tax expense	360	110	80
Income from Continuing Operations	1,057	668	483
Income (Loss) from Discontinued Operations (net of tax expense (benefit) of $-0-, $201, and $(333), respectively)	—	818	(1,256)
Net Income (Loss)	1,057	1,486	(773)
Income allocated to preferred shareholders	49	95	176
Income (Loss) Available to Common Shareholders	$1,008	$1,391	$(949)

Basic earnings per common share - continuing operations	$1.60	$0.97	$0.58
Basic earnings (loss) per common share - discontinued operations	—	1.38	(2.37)
Basic Earnings (Loss) Per Common Share	$1.60	$2.35	$(1.79)
Diluted earnings per common share - continuing operations	$1.59	$0.94	$0.58
Diluted earnings (loss) per common share - discontinued operations	—	1.34	(2.37)
Diluted Earnings (Loss) Per Common Share	$1.59	$2.28	$(1.79)

Weighted Average Common Shares Outstanding, Basic	629	593	531
Weighted Average Common Shares Outstanding, Diluted	632	610	531
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net Income (Loss)	$1,057	$1,486	$(773)
Other comprehensive income (loss):
Adjustment to pension and other postemployment plans (net of tax expense of $2, $7 and $-0-, respectively)	32	21	(5)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax expense of $-0-, $-0- and $-0-, respectively)	1	2	—
Reclassification of net deferred losses from cash flow hedges (net of tax expense of $-0-, $-0-, and $4, respectively)	—	—	15
Other comprehensive income (loss) from unconsolidated affiliates (net of tax of $-0-, $-0-, and $-0-, respectively)	—	3	(2)
Total	33	26	8
Comprehensive income (loss)	1,090	1,512	$(765)
Income allocated to preferred shareholders	49	95	176
Comprehensive income (loss) available to common shareholders	$1,041	$1,417	$(941)

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($75 and $92 related to VIEs, respectively)	$74	$230
Investment in equity securities	510	1,439
Accounts receivable ($22 and $29 related to VIEs, respectively), less allowance for credit losses of $38 and $44, respectively	889	690
Accrued unbilled revenues, less allowance for credit losses of $4 and $6, respectively	764	513
Natural gas and coal inventory	241	186
Materials and supplies	635	422
Non-trading derivative assets	10	9
Taxes receivable	20	1
Current assets held for sale	—	2,338
Regulatory assets	1,385	1,395
Prepaid expense and other current assets ($13 and $19 related to VIEs, respectively)	171	132
Total current assets	4,699	7,355
Property, Plant and Equipment, net	27,143	23,484
Other Assets:
Goodwill	4,294	4,294
Regulatory assets ($229 and $420 related to VIEs, respectively)	2,193	2,321
Non-trading derivative assets	2	5
Other non-current assets	215	220
Total other assets	6,704	6,840
Total Assets	$38,546	$37,679

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2022	December 31, 2021
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$511	$7
Current portion of VIE Securitization Bonds long-term debt	156	220
Indexed debt, net	7	10
Current portion of other long-term debt	1,346	308
Indexed debt securities derivative	578	903
Accounts payable	1,352	1,196
Taxes accrued	298	378
Interest accrued	159	136
Dividends accrued	144	131
Customer deposits	110	111
Non-trading derivative liabilities	—	2
Current liabilities held for sale	—	562
Other	452	323
Total current liabilities	5,113	4,287
Other Liabilities:
Deferred income taxes, net	3,986	3,904
Non-trading derivative liabilities	—	12
Benefit obligations	547	511
Regulatory liabilities	3,245	3,153
Other	774	836
Total other liabilities	8,552	8,416
Long-term Debt, net:
VIE Securitization Bonds, net	161	317
Other long-term debt, net	14,675	15,241
Total long-term debt, net	14,836	15,558
Commitments and Contingencies (Note 15)
Temporary Equity (Note 12)	3	3
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 800,000 shares and 800,000 shares outstanding, respectively, $800 and $800 liquidation preference, respectively (Note 12)	790	790
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 629,535,631 shares and 628,923,534 shares outstanding, respectively	6	6
Additional paid-in capital	8,568	8,529
Retained earnings	709	154
Accumulated other comprehensive loss	(31)	(64)
Total shareholders’ equity	10,042	9,415
Total Liabilities and Shareholders’ Equity	$38,546	$37,679

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$1,057	$1,486	$(773)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,288	1,316	1,189
Deferred income taxes	20	213	(429)
Goodwill impairment and loss from reclassification to held for sale	—	—	175
Goodwill impairment	—	—	185
Gain on divestitures	(303)	(681)	—
Loss (gain) on equity securities	227	172	(49)
Loss (gain) on indexed debt securities	(325)	(50)	60
Equity in (earnings) losses of unconsolidated affiliates	—	(339)	1,428
Distributions from unconsolidated affiliates	—	155	113
Pension contributions	(35)	(61)	(86)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(461)	(98)	90
Inventory	(259)	(140)	9
Taxes receivable	(19)	81	24
Accounts payable	203	175	2
Net regulatory assets and liabilities	234	(2,295)	(107)
Other current assets and liabilities	(5)	56	104
Other non-current assets and liabilities	109	(53)	25
Other operating activities, net	79	85	35
Net cash provided by operating activities	1,810	22	1,995
Cash Flows from Investing Activities:
Capital expenditures	(4,419)	(3,164)	(2,596)
Transaction costs related to Enable Merger (Note 4)	—	(49)	—
Cash received related to Enable Merger	—	5	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	—	—	80
Proceeds from sale of equity securities, net of transaction costs	702	1,320	—
Proceeds from divestitures (Note 4)	2,075	22	1,215
Other investing activities, net	14	15	36
Net cash used in investing activities	(1,628)	(1,851)	(1,265)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	452	(27)	—
Payment of obligation for finance lease	(485)	(179)	—
Borrowings from revolving credit facilities	—	—	1,050
Repayments of revolving credit facilities	—	—	(1,050)
Proceeds from (payments of) commercial paper, net	(74)	1,132	(761)
Proceeds from long-term debt	2,089	4,493	799
Payments of long-term debt, including make-whole premiums	(1,795)	(2,968)	(1,724)
Payment of debt issuance costs	(36)	(38)	(8)
Payment of dividends on Common Stock	(440)	(385)	(392)
Payment of dividends on Preferred Stock	(49)	(107)	(137)
Proceeds from issuance of Common Stock, net	—	—	672
Proceeds from issuance of Series C Preferred stock, net	—	—	723
Other financing activities, net	(7)	(5)	(6)
Net cash provided by (used in) financing activities	(345)	1,916	(834)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(163)	87	(104)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	254	167	271
Cash, Cash Equivalents and Restricted Cash at End of Year	$91	$254	$167
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of year	1	$790	3	$2,363	2	$1,740
Issuances of Series C Preferred Stock, net of issuance costs	—	—	—	—	1	723
Conversion of Series B Preferred Stock and Series C Preferred Stock	—	—	(2)	(1,573)	—	(100)
Balance, end of year	1	790	1	790	3	2,363
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	629	6	551	6	502	5
Issuances related to benefit and investment plans	1	—	1	—	1	—
Issuances of Common Stock	—	—	77	—	48	1
Balance, end of year	630	6	629	6	551	6
Additional Paid-in-Capital
Balance, beginning of year		8,529		6,914		6,080
Issuances related to benefit and investment plans		39		41		30
Issuances of Common Stock, net of issuance costs		—		1		672
Conversion of Series B Preferred Stock and Series C Preferred Stock		—		1,573		100
Recognition of beneficial conversion feature		—		—		32
Balance, end of year		8,568		8,529		6,914
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		154		(845)		632
Net income (loss)		1,057		1,486		(773)
Common Stock dividends declared (see Note 12)		(453)		(404)		(480)
Series A Preferred Stock dividends declared (see Note 12)		(49)		(49)		(73)
Series B Preferred Stock dividends declared (see Note 12)		—		(34)		(85)
Series C Preferred Stock dividends declared (see Note 12)		—		—		(27)
Amortization of beneficial conversion feature		—		—		(32)
Adoption of ASU 2016-13		—		—		(7)
Balance, end of year		709		154		(845)
Accumulated Other Comprehensive Loss
Balance, beginning of year		(64)		(90)		(98)
Other comprehensive income		33		26		8
Balance, end of year		(31)		(64)		(90)
Total Shareholders’ Equity		$10,042		$9,415		$8,348

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
CenterPoint Energy Houston Electric, LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (an indirect wholly-owned subsidiary of CenterPoint Energy, Inc.) (the "Company") as of December 31, 2022 and 2021, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of Rate Regulation on the Financial Statements — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by the Public Utility Commission of Texas (“PUCT”), which has jurisdiction with respect to the rates of electric transmission and distribution companies in Texas. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. The impacts of accounting for the economics of rate regulation are pervasive to the financial statements and disclosures.

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

We identified rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory actions on the financial statements. Management’s judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company, and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of decisions by the PUCT, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of decisions by the PUCT included the following, among others:

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

•We read relevant regulatory orders issued by the PUCT for the Company and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUCT’s treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

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
February 17, 2023

We have served as the Company’s auditor since 1932.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues	$3,412	$3,134	$2,911
Expenses:
Operation and maintenance	1,650	1,597	1,523
Depreciation and amortization	670	642	560
Taxes other than income taxes	261	251	252
Total	2,581	2,490	2,335
Operating Income	831	644	576
Other Income (Expense):
Interest expense and other finance charges	(202)	(183)	(171)
Interest expense on Securitization Bonds	(13)	(21)	(28)
Other income, net	19	17	10
Total	(196)	(187)	(189)
Income Before Income Taxes	635	457	387
Income tax expense	125	76	53
Net Income	$510	$381	$334

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income	$510	$381	$334
Other comprehensive income:
Reclassification of net deferred losses from cash flow hedges (net of tax expense of $-0-, $-0-, and $4, respectively)	—	—	15
Other comprehensive income	—	—	15
Comprehensive income	$510	$381	$349

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($75 and $92 related to VIEs, respectively)	$75	$214
Accounts and notes receivable, net ($22 and $29 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	311	263
Accounts and notes receivable—affiliated companies	21	11
Accrued unbilled revenues	142	127
Materials and supplies	471	292
Prepaid expenses and other current assets ($13 and $19 related to VIEs, respectively)	41	49
Total current assets	1,061	956
Property, Plant and Equipment, net	13,461	11,203
Other Assets:
Regulatory assets ($229 and $420 related to VIEs, respectively)	778	789
Other non-current assets	39	32
Total other assets	817	821
Total Assets	$15,339	$12,980

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2022	December 31, 2021
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$156	$220
Current portion of other long-term debt	—	300
Accounts payable	413	510
Accounts and notes payable—affiliated companies	755	568
Taxes accrued	150	193
Interest accrued	83	74
Other current liabilities	88	91
Total current liabilities	1,645	1,956
Other Liabilities:
Deferred income taxes, net	1,229	1,122
Benefit obligations	38	55
Regulatory liabilities	1,155	1,152
Other non-current liabilities	77	98
Total other liabilities	2,499	2,427
Long-Term Debt, net:
VIE Securitization Bonds, net	161	317
Other long-term debt, net	6,036	4,658
Total long-term debt, net	6,197	4,975
Commitments and Contingencies (Note 15)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	3,860	2,678
Retained earnings	1,138	944
Total member’s equity	4,998	3,622
Total Liabilities and Member’s Equity	$15,339	$12,980

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income	$510	$381	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	670	642	560
Deferred income taxes	86	32	(42)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(63)	(17)	(26)
Accounts receivable/payable–affiliated companies	47	(36)	47
Inventory	(179)	(97)	(48)
Accounts payable	(7)	66	28
Net regulatory assets and liabilities	(41)	(237)	(11)
Other current assets and liabilities	(20)	39	55
Other non-current assets and liabilities	(25)	6	4
Other operating activities, net	(12)	(9)	(2)
Net cash provided by operating activities	966	770	899
Cash Flows from Investing Activities:
Capital expenditures	(2,436)	(1,619)	(1,058)
Decrease in notes receivable–affiliated companies	—	—	481
Other investing activities, net	1	2	13
Net cash used in investing activities	(2,435)	(1,617)	(564)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,589	1,096	299
Payments of long-term debt	(720)	(613)	(231)
Dividend to parent	(316)	—	(551)
Increase in notes payable–affiliated companies	130	504	8
Payment of debt issuance costs	(17)	(12)	(3)
Contribution from parent	1,143	130	62
Payment of obligation for finance lease	(485)	(179)	—
Net cash provided by (used in) financing activities	1,324	926	(416)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(145)	79	(81)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	233	154	235
Cash, Cash Equivalents and Restricted Cash at End of the Year	$88	$233	$154

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,678		2,548		2,486
Non-cash contribution from parent		38		—		—
Contribution from parent		1,143		130		62
Other		1		—		—
Balance, end of year		3,860		2,678		2,548
Retained Earnings
Balance, beginning of year		944		563		780
Net income		510		381		334
Dividend to parent		(316)		—		(551)
Balance, end of year		1,138		944		563
Accumulated Other Comprehensive Loss
Balance, beginning of year		—		—		(15)
Other comprehensive income		—		—		15
Balance, end of year		—		—		—
Total Member’s Equity		$4,998		$3,622		$3,111

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder of
CenterPoint Energy Resources Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (an indirect wholly-owned subsidiary of CenterPoint Energy, Inc.) (the "Company") as of December 31, 2022 and 2021, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of Rate Regulation on the Financial Statements — Refer to Notes 2, 4 and 7 to the financial statements

Critical Audit Matter Description

The Company is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of gas transmission and distribution companies in those jurisdictions. Management has determined its regulated operations meet the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. The impacts of accounting for the economics of rate regulation are pervasive to the financial statements and disclosures.

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

We identified rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory actions on the financial statements. Management’s judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of decisions by the Commissions included the following, among others:

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
February 17, 2023

We have served as the Company’s auditor since 1997.

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Utility revenues	$4,764	$4,143	$3,479
Non-utility revenues	36	57	52
Total	4,800	4,200	3,531
Expenses:
Utility natural gas	2,607	1,885	1,313
Non-utility cost of revenue, including natural gas	4	17	17
Operation and maintenance	886	973	997
Depreciation and amortization	448	483	441
Taxes other than income taxes	257	249	234
Total	4,202	3,607	3,002
Operating Income	598	593	529
Other Income (Expense):
Gain on sale	557	11	—
Interest expense and other finance charges	(130)	(134)	(143)
Other, net	(64)	(4)	(4)
Total	363	(127)	(147)
Income From Continuing Operations Before Income Taxes	961	466	382
Income tax expense (benefit)	236	76	117
Income From Continuing Operations	725	390	265
Loss from Discontinued Operations (net of tax benefit of $—, $—, and $(2), respectively)	—	—	(66)
Net Income	$725	$390	$199

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income	$725	$390	$199
Other comprehensive income:
Adjustment to other postemployment plans (net of tax expense of $4, $1 and $1, respectively)	6	—	—
Other comprehensive income	6	—	—
Comprehensive income	$731	$390	$199

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$15
Accounts receivable, less allowance for credit losses of $34 and $40, respectively	463	336
Accrued unbilled revenue, less allowance for credit losses of $4 and $6, respectively	573	335
Accounts and notes receivable — affiliated companies	52	28
Material and supplies	98	82
Natural gas inventory	195	151
Non-trading derivative assets	7	8
Taxes receivable	12	28
Current assets held for sale	—	2,084
Regulatory assets	1,336	1,371
Prepaid expenses and other current assets	78	48
Total current assets	2,814	4,486
Property, Plant and Equipment, Net	10,406	9,108
Other Assets:
Goodwill	1,583	1,583
Regulatory assets	844	938
Non-trading derivative assets	2	4
Other non-current assets	55	34
Total other assets	2,484	2,559
Total Assets	$15,704	$16,153
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2022	December 31, 2021
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$511	$7
Current portion of long-term debt	1,331	—
Accounts payable	690	503
Accounts and notes payable–affiliated companies	190	566
Taxes accrued	140	143
Interest accrued	50	30
Customer deposits	94	92
Current liabilities held for sale	—	562
Other current liabilities	200	151
Total current liabilities	3,206	2,054
Other Liabilities:
Deferred income taxes, net	1,262	1,028
Benefit obligations	76	100
Regulatory liabilities	1,801	1,715
Other non-current liabilities	501	571
Total other liabilities	3,640	3,414

Long-Term Debt, net	3,495	5,552

Commitments and Contingencies (Note 15)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	3,729	4,106
Retained earnings	1,618	1,017
Accumulated other comprehensive income	16	10
Total stockholder’s equity	5,363	5,133
Total Liabilities and Stockholder’s Equity	$15,704	$16,153

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash Flows from Operating Activities:
Net income	$725	$390	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	448	483	441
Deferred income taxes	178	101	113
Goodwill impairment and loss from reclassification to held for sale	—	—	93
Gain on divestitures	(557)	(11)	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(376)	(68)	104
Accounts receivable/payable–affiliated companies	41	27	—
Inventory	(50)	(62)	64
Taxes receivable	—	(28)	—
Accounts payable	190	95	(40)
Net regulatory assets and liabilities	244	(2,095)	(78)
Other current assets and liabilities	13	(39)	33
Other non-current assets and liabilities	(2)	(31)	56
Other operating activities, net	2	19	5
Net cash provided by (used in) operating activities	856	(1,219)	990
Cash Flows from Investing Activities:
Capital expenditures	(1,661)	(1,324)	(1,146)
Increase in notes receivable–affiliated companies	—	—	(9)
Proceeds from divestitures (Note 4)	2,075	22	365
Other investing activities, net	(8)	15	20
Net cash provided by (used in) investing activities	406	(1,287)	(770)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	452	(27)	—
Proceeds from (payments of) commercial paper, net	(94)	552	(30)
Proceeds from long-term debt	927	1,699	500
Payments of long-term debt, including make-whole premiums	(475)	(311)	(593)
Payment of debt issuance costs	(14)	(10)	(4)
Dividends to parent	(844)	(17)	(128)
Contribution from parent	289	140	337
Capital distribution to parent associated with the sale of CES	—	—	(286)
Increase (decrease) in notes payable–affiliated companies	(1,517)	490	(18)
Other financing activities, net	(1)	(1)	(1)
Net cash provided by (used in) financing activities	(1,277)	2,515	(223)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(15)	9	(3)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	15	6	9
Cash, Cash Equivalents and Restricted Cash at End of Year	$—	$15	$6

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		4,106		3,966		3,915
Non-cash contribution from parent		54		—		—
Contribution from parent		289		140		337
Contribution to parent for sale of Arkansas and Oklahoma Natural Gas businesses		(720)		—		—
Capital distribution to parent associated with the sale of CES		—		—		(286)
Balance, end of year		3,729		4,106		3,966
Retained Earnings
Balance, beginning of year		1,017		644		578
Net income		725		390		199
Dividend to parent		(124)		(17)		(128)
Adoption of ASU 2016-13		—		—		(5)
Balance, end of year		1,618		1,017		644
Accumulated Other Comprehensive Income
Balance, beginning of year		10		10		10
Other comprehensive income		6		—		—
Balance, end of year		16		10		10
Total Stockholder’s Equity		$5,363		$5,133		$4,620

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

Except as discussed in Note 13 to the Registrants’ Consolidated Financial Statements, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

Included in this combined Form 10-K are the Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Combined Notes to the Consolidated Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated.

Background. CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy completed the Restructuring on June 30, 2022, whereby the equity interests in Indiana Gas and VEDO, both subsidiaries CenterPoint Energy acquired in its acquisition of Vectren on February 1, 2019, were transferred from VUH to CERC Corp. As a result, Indiana Gas and VEDO became wholly owned subsidiaries of CERC Corp., to better align CenterPoint Energy’s organizational structure with management and financial reporting and to fund future capital investments more efficiently. The Restructuring was a non-cash common control acquisition by CERC. As a result, CERC acquired these businesses at CenterPoint Energy’s historical basis in these entities and prior year amounts were recast to reflect the Restructuring as if it occurred at the earliest period presented for which CenterPoint Energy had common control. The Restructuring did not impact CenterPoint Energy’s carrying basis in any entity, its allocation of goodwill to its reporting units, or its segment presentation. Neither CenterPoint Energy nor CERC recognized any gains or losses in connection with the Restructuring. SIGECO was not acquired by CERC and remains a subsidiary of VUH. See Note 6 for a discussion of the goodwill recorded at CERC as a result of this transaction. IURC and PUCO approvals necessary for the Restructuring were received in December 2021 (IURC) and January 2022 (PUCO).

On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information regarding discontinued operations and divestitures, see Note 4.

As of December 31, 2022, CenterPoint Energy’s operating subsidiaries were as follows:

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

For a description of CenterPoint Energy’s reportable segments, see Note 17. Houston Electric and CERC each consist of a single reportable segment.

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

As of December 31, 2022, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy remote special purpose entities that were formed solely for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

(f) Guarantees

CenterPoint Energy recognizes guarantee obligations at fair value. CenterPoint Energy discloses parent company guarantees of a subsidiary’s obligation when that guarantee results in the exposure of a material obligation of the parent company even if the probability of fulfilling such obligation is considered remote. See Note 15(c) and (d).

(g) Long-lived Assets, Goodwill and Intangibles

The Registrants record property, plant and equipment at historical cost and expense repair and maintenance costs as incurred.

The Registrants periodically evaluate long-lived assets, including property, plant and equipment, and specifically identifiable intangibles subject to amortization, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For rate regulated businesses, recoverability of long-lived assets is assessed by determining if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. For non-rate regulated businesses, recoverability is assessed based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets. No long-lived asset or intangible asset impairments were recorded in 2022, 2021 or 2020.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. CenterPoint Energy and CERC recognize a goodwill impairment by the amount a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill within that reporting unit. CenterPoint Energy includes deferred tax assets and liabilities within its reporting unit’s carrying value for the purposes of annual and interim impairment tests, regardless of whether the estimated fair value reflects the disposition of such assets and liabilities. For further information about the goodwill impairment tests, see Note 6.

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

(k) Capitalization and Deferral of Interest, including AFUDC

The Registrants capitalize interest and AFUDC as a component of projects under construction and amortize it over the assets’ estimated useful lives once the assets are placed in service. Additionally, the Registrants defer interest costs into a regulatory asset when amounts are probable of recovery. Deferred debt interest is amortized over the recovery period for rate-making purposes. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. The table below includes interest capitalized or deferred during the periods.

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest and AFUDC debt (1) (2)	$44	$14	$22	$34	$13	$16	$27	$8	$13
AFUDC equity (3)	37	24	5	28	20	5	25	14	3
Other deferred debt interest (4)	33	12	21	10	1	9	3	—	3

(1)Included in Interest and other finance charges on CenterPoint Energy’s Statements of Consolidated Income, inclusive of $18 million, $16 million and $13 million of debt post in-service carrying costs on property, plant and equipment, primarily in Indiana, deferred into a regulatory asset in the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Included in Interest and other finance charges on CERC’s Statements of Consolidated Income, inclusive of $15 million, $13 million and $10 million of debt post in-service carrying costs on property, plant and equipment, primarily in Indiana, deferred into a regulatory asset in the years ended December 31, 2022, 2021 and 2020, respectively.
(3)Included in Other Income (Expense) on the Registrants’ respective Statements of Consolidated Income.
(4)Represents the amount of deferred debt interest on certain regulatory assets that are authorized to earn a return, such as gas costs, storm restoration costs, and TEEEF (including returns on both regulatory and lease assets).

(l) Income Taxes

Houston Electric and CERC are included in CenterPoint Energy’s U.S. federal consolidated income tax return. Houston Electric and CERC report their income tax provision on a separate entity basis pursuant to a tax sharing policy with CenterPoint Energy. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy.

The Registrants use the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established against deferred tax assets for which management believes realization is not considered to be more likely than not. The Registrants recognize interest and penalties as a component of income tax expense (benefit), as applicable, in their respective Statements of Consolidated Income. CenterPoint Energy reports the income tax provision associated with its interest in Enable in discontinued operations, net of tax in its Statements of Consolidated Income. For further information, see Note 4.

To the extent certain EDIT of the Registrants’ rate-regulated subsidiaries may be recoverable or payable through future rates, regulatory assets and liabilities have been recorded, respectively. See Note 14 for further discussion.

The Registrants use the portfolio approach to recognize income tax effects on other comprehensive income from accumulated other comprehensive income.

Investment tax credits are deferred and amortized to income over the approximate lives of the related property.

(m) Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews historical write-offs, current available information, and reasonable and supportable forecasts to estimate and establish allowance for credit losses. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. See Note 7 for further information about regulatory deferrals of bad debt expense, including those related to COVID-19 and the February 2021 Winter Storm Event.

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

	Year Ended December 31,
	2022 (1)	2021	2022 (1)	2021
	CenterPoint Energy		CERC
	(in millions)
LIFO inventory	$101	$101	$82	$79

(1)Based on the average cost of gas purchased during December 2022, both CenterPoint Energy’s and CERC’s cost of replacing inventories carried at LIFO cost was more than the carrying value at December 31, 2022 by $101 million.

(o) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants, from time to time, utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows. Such derivatives are recognized in the Registrants’ Consolidated Balance Sheets at their fair value unless the Registrant elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or normal sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. CenterPoint Energy elected to record changes in the fair value of amounts excluded from the assessment of effectiveness immediately in its Statements of Consolidated Income, and such amounts will be captured in a regulatory asset or regulatory liability if they are recoverable or refundable to customers.

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

(r) Cash and Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Bond Companies (VIEs) solely to support servicing the Securitization Bonds as of December 31, 2022 and 2021 are reflected on CenterPoint Energy’s and Houston Electric’s Consolidated Balance Sheets.

In connection with the issuance of Securitization Bonds, CenterPoint Energy and Houston Electric were required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. For more information on restricted cash see Note 18.

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
The prospective adoption of this standard resulted in additional annual disclosures related to the recovery of Texas natural gas costs associated with the February 2021 Winter Storm Event through the state securitization, which is accounted for as a government grant by analogy to IAS 20. The adoption of this standard did not have a material impact on the Registrants’ financial position, results of operations or cash flows.

Management believes that other recently adopted and recently issued accounting standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

		December 31, 2022			December 31, 2021
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
	(in years)	(in millions)
CenterPoint Energy
Electric transmission and distribution	36	$19,154	$5,317	$13,837	$17,156	$4,658	$12,498
Electric generation (1)	26	2,120	813	1,307	1,807	1,179	628
Natural gas distribution	32	15,097	4,135	10,962	13,578	3,981	9,597
Finance ROU asset mobile generation	6.5	662	41	621	179	—	179
Other property	23	695	279	416	953	371	582
Total		$37,728	$10,585	$27,143	$33,673	$10,189	$23,484

		December 31, 2022			December 31, 2021
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
	(in years)	(in millions)
Houston Electric
Electric transmission and distribution	38	$14,791	$3,556	$11,235	$13,321	$3,502	$9,819
Finance ROU asset mobile generation	6.5	662	41	621	179	—	179
Other property	20	2,300	695	1,605	1,773	568	1,205
Total		$17,753	$4,292	$13,461	$15,273	$4,070	$11,203
CERC
Natural gas distribution	32	$14,316	$3,946	$10,370	$12,885	$3,800	$9,085
Other property	17	63	27	36	49	26	23
Total		$14,379	$3,973	$10,406	$12,934	$3,826	$9,108

(1)SIGECO and AGC own a 300 MW unit at the Warrick Power Plant (Warrick Unit 4) as tenants in common. SIGECO’s share of the cost of this unit as of December 31, 2022, is $198 million with accumulated depreciation totaling $162 million. AGC and SIGECO share equally in the cost of operation and output of the unit. SIGECO’s share of operating costs is included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income.

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2022, 2021 and 2020:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Depreciation	$1,013	$434	$420	$1,024	$391	$466	$961	$368	$426
Amortization of securitized regulatory assets	191	191	—	213	213	—	155	155	—
Other amortization	84	45	28	79	38	17	73	37	15
Total	$1,288	$670	$448	$1,316	$642	$483	$1,189	$560	$441

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

A reconciliation of the changes in the ARO liability recorded in Other non-current liabilities on each of the Registrants’ respective Consolidated Balance Sheets is as follows:

	December 31, 2022			December 31, 2021
	CenterPoint Energy (1)	Houston Electric	CERC (1)	CenterPoint Energy (1)	Houston Electric	CERC (1)
	(in millions)
Beginning balance	$659	$42	$479	$664	$43	$514
Accretion expense (2)	20	1	15	19	1	13
Revisions in estimates (3)	(69)	(7)	(74)	(24)	(2)	(48)
Ending balance	$610	$36	$420	$659	$42	$479

(1)Excludes ARO activity of Arkansas and Oklahoma Natural Gas businesses that were sold in January 2022 and are reflected as held for sale as of December 31, 2021. For further information, see Note 4.
(2)Reflected in Regulatory assets on each of the Registrants’ respective Consolidated Balance Sheets.
(3)In 2022, the Registrants reflected a decrease in their respective ARO liability, which is primarily attributable to increases in the long-term interest rates used for discounting in the ARO calculation.

(4) Held for Sale and Divestitures (CenterPoint Energy and CERC)

Divestiture of Arkansas and Oklahoma Natural Gas Businesses (CenterPoint Energy and CERC). On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into an Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million in natural gas costs, including storm-related incremental natural gas costs associated with the February 2021 Winter Storm Event, subject to certain adjustments set forth in the Asset Purchase Agreement. The assets included approximately 17,000 miles of main pipeline in Arkansas, Oklahoma and certain portions of Bowie County, Texas serving more than half a million customers. The transaction closed on January 10, 2022.

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

CenterPoint Energy and CERC recognized gains of $303 million and $557 million, respectively, net of transaction costs of $59 million, in connection with the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses during the year ended December 31, 2022. CenterPoint Energy and CERC collected a receivable of $15 million in May 2022 for full and final settlement of the working capital adjustment under the Asset Purchase Agreement.

Neither CenterPoint Energy nor CERC recognized any gains or losses on the measurement of assets held for sale during the year ended December 31, 2021. See Note 6 for further information about the allocation of goodwill to the businesses to be disposed.

As a result of the completion of the sale of the Arkansas and Oklahoma Natural Gas businesses, there were no assets or liabilities classified as held for sale as of December 31, 2022. The assets and liabilities of the Arkansas and Oklahoma Natural Gas businesses classified as held for sale in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets, as applicable, as of December 31, 2021 included the following:

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

(1)See Note 6 for further information about the allocation of goodwill to the disposed businesses.
(2)Represents third-party AMAs associated with utility distribution service in Arkansas and Oklahoma. These transactions are accounted for as an inventory financing. For further information, see Notes 13 and 15.

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Statements of Consolidated Income is as follows:

	Year Ended December 31,
	2022 (1)	2021	2020
	(in millions)
Income from Continuing Operations Before Income Taxes	$9	$78	$73

(1)Reflects January 1, 2022 to January 9, 2022 results only due to of the sale of the Arkansas and Oklahoma Natural Gas businesses.

Effective on the date of the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses, a subsidiary of CenterPoint Energy entered into the Transition Services Agreement, whereby that subsidiary agreed to provide certain transition services such as accounting, customer operations, procurement, and technology functions for a term of up to twelve months. In November 2022, a significant majority of all services under the Transition Services Agreement were terminated, and on January 10, 2023, all remaining services were terminated.

CenterPoint Energy’s charges to Southern Col Midco for reimbursement of transition services was $40 million during the year ended December 31, 2022. Actual transitional services costs incurred are recorded net of amounts charged to Southern Col Midco. CenterPoint Energy had accounts receivable from Southern Col Midco of $1 million as of December 31, 2022 for transition services.

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

The MES disposal did not represent a strategic shift to CenterPoint Energy and CERC, as both retained significant operations in, and continued to invest in, their natural gas businesses. Therefore, the income and expenses associated with MES are not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Statements of Consolidated Income, as applicable. CenterPoint Energy and CERC recognized a pre-tax gain on the sale of $8 million and $11 million, respectively, during year ended December 31, 2021. See Note 6 for further information about the allocation of goodwill to the MES disposal.

Discontinued Operations (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s discontinued operations reflect the disposals of interests in Enable, Infrastructure Services and Energy Services, as applicable. CenterPoint Energy’s disposal of its interests in Enable, discussed further below, represented a strategic shift that will have a major effect on CenterPoint Energy’s operations or financial results, and as such, the equity in earnings of unconsolidated affiliates, net of tax, associated with CenterPoint Energy’s equity investment in Enable was reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. The Infrastructure Services and Energy Services Disposal Groups disposals, discussed further below, also represent a strategic shift to CenterPoint

Energy and CERC, as applicable, and as such, the earnings and expenses directly associated with these dispositions, including operating results of the businesses through the date of sale, are reflected as discontinued operations on CenterPoint Energy’s and CERC’s Statements of Consolidated Income, as applicable. As a result, prior periods have also been recast to reflect the earnings or losses from such businesses as income from discontinued operations, net of tax.

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

A summary of the Energy Services Disposal Group presented as discontinued operations in CERC’s Statements of Consolidated Income, as applicable, is as follows:

Year Ended December 31, 2020
CERC
(in millions)
Revenues	$1,167
Expenses:
Non-utility cost of revenues	1,108
Operation and maintenance	34
Taxes other than income taxes	3
Total	1,145
Income from Discontinued Operations before income taxes	22
Loss on classification to held for sale, net (1)	(90)
Income tax expense (benefit)	(2)
Net income (loss) from Discontinued Operations	$(66)

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

Year Ended December 31, 2020
CERC
Energy Services Disposal Group
(in millions)
Cash flows from operating activities:
Write-down of natural gas inventory	$3
Cash flows from investing activities:
Capital expenditures	3

Disposal of Investment in Enable (CenterPoint Energy). On December 2, 2021, Enable, completed the previously announced Enable Merger pursuant to the Enable Merger Agreement entered into on February 16, 2021. At the closing of the Enable Merger on December 2, 2021, Energy Transfer acquired 100% of Enable’s outstanding common and preferred units, and, as a result, Enable Common Units owned by CenterPoint Energy were exchanged for Energy Transfer Common Units and Enable Series A Preferred Units owned by CenterPoint Energy were exchanged for Energy Transfer Series G Preferred Units.

During the year ended December 31, 2022, CenterPoint Energy sold all of its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units. See Note 11 for further information regarding Energy Transfer equity securities.

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

Distributions Received from Enable (CenterPoint Energy):

	Year Ended December 31,
	2021		2020
	Per Unit	Cash Distribution	Per Unit	Cash Distribution
	(in millions, except per unit amounts)
Enable Common Units	$0.6610	$155	$0.8263	$193
Enable Series A Preferred Units (1)	2.2965	34	2.5000	36
Total		$189		$229
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

Transactions with Enable (CenterPoint Energy and CERC):

The transactions with Enable through December 2, 2021 in the following tables exclude transactions with the Energy Services Disposal Group.

	CenterPoint Energy and CERC
	Year Ended December 31,
	2021	2020
	(in millions)
Natural gas expenses, including transportation and storage costs (1)	$85	$86

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
Summarized Financial Information for Enable (CenterPoint Energy)

As a result of the closing of the Enable Merger in 2021, there were no assets classified as held for sale as of December 31, 2021. Summarized consolidated balance sheet information for Enable on the closing of the Enable Merger is as follows:

December 2, 2021 (1)
(in millions)
Current assets	$594
Non-current assets	11,227
Current liabilities	1,254
Non-current liabilities	3,281
Non-controlling interest	26
Preferred equity	362
Accumulated other comprehensive loss	(1)
Enable partners’ equity	6,899
Reconciliation of Investment in Enable:
CenterPoint Energy’s ownership interest in Enable partners’ equity	$3,701
CenterPoint Energy’s basis difference	(2,732)
CenterPoint Energy’s equity method investment in Enable	$969
(1) Reflects balances as of the closing of the Enable Merger on December 2, 2021.

Summarized consolidated income (loss) information for Enable is as follows:

	Year Ended December 31,
	2021 (1)	2020
	(in millions)
Operating revenues	$3,466	$2,463
Cost of sales, excluding depreciation and amortization	1,959	965
Depreciation and amortization	382	420
Goodwill impairment	—	28
Operating income	634	465
Net income attributable to Enable Common Units	461	52
Reconciliation of Equity in Earnings (Losses), net before income taxes:
CenterPoint Energy’s interest	$248	$28
Basis difference amortization (2)	92	87
Loss on dilution, net of proportional basis difference recognition	(1)	(2)
Impairment of CenterPoint Energy’s equity method investment in Enable	—	(1,541)
Gain on Enable Merger	680	—
CenterPoint Energy’s equity in earnings (losses), net before income taxes (3)	$1,019	$(1,428)
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

Upon classifying the Infrastructure Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s financial statements as of March 31, 2020, CenterPoint Energy recorded a goodwill impairment of approximately $82 million, plus an additional loss of $14 million for cost to sell, during the year ended December 31, 2020. CenterPoint Energy used the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value, which are Level 2 inputs. Using this market approach, the fair value of the Infrastructure Services Disposal Group as of March 31, 2020, was determined to be approximately $864 million. The same methodology was applied to estimate the fair value of the Infrastructure Services Disposal Group on the closing date and through the settlement of the net working capital adjustment. CenterPoint Energy recognized a net pre-tax loss of $6 million in connection with the closing of the disposition of the Infrastructure Services Disposal Group during the year ended December 31, 2020, respectively.

In the Securities Purchase Agreement, CenterPoint Energy agreed to a mechanism to reimburse PowerTeam Services subsequent to closing of the sale for certain amounts of specifically identified change orders that may have been ultimately rejected by one of VISCO’s customers as part of on-going audits. CenterPoint Energy’s maximum contractual exposure under the Securities Purchase Agreement, in addition to the amount reflected in the working capital adjustment, for these change orders was $21 million. This matter was resolved in 2022 with no amounts reimbursed by CenterPoint Energy.

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

Upon classifying the Energy Services Disposal Group as held for sale and in connection with the preparation of CenterPoint Energy’s and CERC’s respective financial statements as of March 31, 2020, CenterPoint Energy and CERC recorded a goodwill impairment of approximately $62 million during the year ended December 31, 2020. CenterPoint Energy and CERC used the contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine fair value, which are Level 2 inputs. Using this market approach, the fair value of the Energy Services Disposal Group as of March 31, 2020, was determined to be approximately $402 million. The same methodology was applied to estimate the fair value of the Energy Services Disposal Group on the closing date and through the settlement of the net working capital adjustment. Additionally, CenterPoint Energy recognized a loss on assets held for sale of approximately $31 million, plus an additional loss $6 million for cost to sell, recorded only at CenterPoint Energy during the year ended December 31, 2020. CenterPoint Energy and CERC recognized a gain on sale of $3 million during the year ended December 31, 2020.

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

CenterPoint Energy’s and CERC’s Natural Gas businesses had AMAs associated with their utility distribution service in Arkansas, Louisiana and Oklahoma with the Energy Services Disposal Group that expired in March 2021. See Note 15 for further information.

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

CenterPoint Energy

	Year Ended December 31, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$4,095	$4,969	$263	$9,327
Other (1)	13	(23)	4	(6)
Total revenues	$4,108	$4,946	$267	$9,321

	Year Ended December 31, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,726	$4,281	$249	$8,256
Other (1)	37	55	4	96
Total revenues	$3,763	$4,336	$253	$8,352

	Year Ended December 31, 2020
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,451	$3,586	$313	$7,350
Other (1)	19	45	4	68
Total revenues	$3,470	$3,631	$317	$7,418

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Total lease income was $7 million, $7 million and $6 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.

Houston Electric

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenue from contracts	$3,417	$3,117	$2,896
Other (1)	(5)	17	15
Total revenues	$3,412	$3,134	$2,911

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was not significant for the years ended December 31, 2022, 2021, and 2020.

CERC

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenue from contracts	$4,816	$4,148	$3,480
Other (1)	(16)	52	51
Total revenues	$4,800	$4,200	$3,531

(1)Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. The Registrants recognize ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period. Lease income was $3 million, $3 million and less than $2 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Consolidated Balance Sheets. As of December 31, 2022, CenterPoint Energy’s contract assets primarily relate to Energy Systems Group contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Consolidated Balance Sheets. On an aggregate basis as of December 31, 2022, CenterPoint Energy’s contract liabilities primarily relate to Energy Systems Group contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2021	$627	$513	$15	$16
Closing balance as of December 31, 2022	858	764	4	45
Increase (decrease)	$231	$251	$(11)	$29

The amount of revenue recognized in the year ended December 31, 2022 that was included in the opening contract liability was $15 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2021	$225	$127	$4
Closing balance as of December 31, 2022	271	142	2
Increase (decrease)	$46	$15	$(2)

The amount of revenue recognized in the year ended December 31, 2022 that was included in the opening contract liability was $4 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2021	$319	$335
Closing balance as of December 31, 2022	478	573
Increase	$159	$238

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of December 31, 2022:
Corporate and Other	$288	$562	$850
	$288	$562	$850

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

Allowance for Credit Losses and Bad Debt Expense

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric had no material changes in its methodology to recognize losses on financial assets that fall under the scope of Topic 326, primarily due to the nature of its customers and regulatory environment. For a discussion of regulatory deferrals, including those related to COVID-19, see Note 7.

The table below summarizes the Registrants’ bad debt expense amounts for 2022, 2021 and 2020, net of regulatory deferrals, including those related to COVID-19:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Bad debt expense	$20	$—	$17	$12	$—	$10	$24	$—	$21
Bad debt expense deferred as regulatory asset	$—	$—	$—	$16	$8	$8	$17	$—	$16

(6) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of both December 31, 2022 and December 31, 2021 is as follows:

(in millions)
Electric (1)	$936
Natural Gas (2)	2,920
Corporate and Other	438
Total	$4,294
CERC’s goodwill has been recast to reflect the Restructuring and as of both December 31, 2022 and December 31, 2021 is as follows:

(in millions)
Goodwill (2) (3)	$1,583
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)Excludes $398 million and $144 million, respectively, of goodwill attributable to the Arkansas and Oklahoma Natural Gas businesses which was reflected on CenterPoint Energy’s and CERC’s respective Condensed Consolidated Balance Sheets in Current assets held for sale as of December 31, 2021 and disposed following the completion of the sale in January 2022. For further information, see Note 4.
(3)Includes $972 million of goodwill attributable to the businesses transferred in the Restructuring as of both December 31, 2022 and December 31, 2021. See below for a discussion of the goodwill valuation determination.

When the net assets or equity interest transferred in a common-control transaction constitute a business, goodwill is included with the net assets transferred at the parent company’s historical basis. CenterPoint Energy applied a relative fair value methodology to determine the amount of goodwill to allocate to CERC from its natural gas reporting unit as part of the Restructuring.

When a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As a result, goodwill attributable to the Natural Gas businesses to be disposed is classified as held for sale as of December 31, 2021, and excluded from the table above. Goodwill attributable to MES was reflected in the gain on sale during the year ended December 31, 2021. See Note 4 for goodwill impairments included within discontinued operations.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The reporting units approximate the reportable segments, with the exception of Energy Systems Group, which is a separate reporting unit but included in Corporate and Other at CenterPoint Energy. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill. See Note 2(g) for further discussion.

CenterPoint Energy and CERC performed the annual goodwill impairment tests in the third quarter of each of 2022 and 2021 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

In connection with their preparation of the financial statements for the three months ended March 31, 2020, CenterPoint Energy and CERC identified triggering events to perform interim goodwill impairment tests for each of their reporting units due to the macroeconomic conditions related in part to the COVID-19 pandemic and the resulting decrease in CenterPoint Energy’s enterprise market capitalization below book value from the decline in CenterPoint Energy’s Common Stock price. The interim impairment test resulted in a non-cash goodwill impairment charge in the amount of $185 million for a reporting unit, Indiana Electric, within the Electric reportable segment. The fair value analysis resulted in an implied fair value of goodwill of $936 million for this reporting unit as of March 31, 2020, and as a result, the non-cash impairment charge was recorded in the year ended December 31, 2020. CenterPoint Energy estimated the fair value of the Indiana Electric reporting unit using primarily an income approach. Under the income approach, the fair value of the reporting unit is determined by using the present value of future expected cash flows, which include management’s projections of the amount and timing of future capital expenditures and the cash inflows from the related regulatory recovery. These estimated future cash flows are then discounted using a rate that approximates the weighted average cost of capital of a market participant. The selection of the discount rate requires significant judgment.

The tables below present information on CenterPoint Energy’s other intangible assets recorded in Other Assets on the Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Statements of Consolidated Income, unless otherwise indicated in the tables below.

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(16)	$17	$33	$(12)	$21
Trade names	16	(6)	10	16	(5)	11
Operation and maintenance agreements (1)	12	(2)	10	12	(1)	11
Other	2	(1)	1	2	(1)	1
Total	$63	$(25)	$38	$63	$(19)	$44

(1)Amortization expense related to the operation and maintenance agreements and construction backlog is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Statements of Consolidated Income.

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization (1)	$6	$6	$6
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas (2)	1	1	2

(1)Assets held for sale are not amortized. The table reflects amortization on continuing operations. For further information on discontinued operations, see Note 4.

CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
2023	$6
2024	5
2025	5
2026	5
2027	4

(7) Regulatory Matters

The following is a list of regulatory assets and liabilities, excluding amounts related to the Arkansas and Oklahoma Natural Gas businesses classified as held for sale as of December 31, 2021, reflected on the Registrants’ respective Consolidated Balance Sheets as of December 31, 2022 and 2021. For information about regulatory assets and liabilities in held for sale, see Note 4.

	December 31, 2022
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Future amounts recoverable from ratepayers related to:
Benefit obligations (1)	$392	$—	$5
Asset retirement obligations & other	237	64	155
Net deferred income taxes	83	34	40
Total future amounts recoverable from ratepayers	712	98	200
Amounts deferred for future recovery related to:
Extraordinary gas costs	1,073	—	1,073
Cost recovery riders	133	—	57
Hurricane and February 2021 Winter Storm Event restoration costs	129	113	16
Other regulatory assets	129	46	67
Gas recovery costs	108	—	108
Decoupling	3	—	3
COVID-19 incremental costs	13	8	5
TEEEF costs	182	182	—
Unrecognized equity return (2)	(54)	(27)	(5)
Total amounts deferred for future recovery	1,716	322	1,324
Amounts currently recovered in customer rates related to:
Authorized trackers and cost deferrals	499	25	369
Securitized regulatory assets	229	229	—
Unamortized loss on reacquired debt and hedging	88	64	12
Gas recovery costs	79	—	30
Extraordinary gas costs	294	—	294
Regulatory assets related to TCJA	47	47	—
Hurricane Harvey restoration costs	30	30	—
Benefit obligations	18	18	—
Unrecognized equity return (3)	(134)	(55)	(49)
Total amounts recovered in customer rates (4)	1,150	358	656
Total Regulatory Assets	$3,578	$778	$2,180
Total Current Regulatory Assets (5)	$1,385	$—	$1,336
Total Non-Current Regulatory Assets	$2,193	$778	$844

Regulatory Liabilities:
Regulatory liabilities related to TCJA	$1,436	$716	$536
Estimated removal costs	1,338	158	1,097
Other regulatory liabilities	496	281	193
Total Regulatory Liabilities	$3,270	$1,155	$1,826
Total Current Regulatory Liabilities (6)	$25	$—	$25
Total Non-Current Regulatory Liabilities	$3,245	$1,155	$1,801

	December 31, 2021
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Future amounts recoverable from ratepayers related to:
Benefit obligations (1)	$412	$—	$5
Asset retirement obligations & other	240	45	171
Net deferred income taxes	41	29	5
Total future amounts recoverable from ratepayers	693	74	181
Amounts deferred for future recovery related to:
Extraordinary gas costs	1,528	—	1,517
Cost recovery riders	124	—	51
Hurricane and February 2021 Winter Storm Event restoration costs	105	105	—
Other regulatory assets	94	57	37
Gas recovery costs	29	—	29
Decoupling	25	—	25
COVID-19 incremental costs	23	8	15
TEEEF costs	21	21	—
Unrecognized equity return	(28)	(3)	(4)
Total amounts deferred for future recovery	1,921	188	1,670
Amounts currently recovered in customer rates related to:
Authorized trackers and cost deferrals	504	24	363
Securitized regulatory assets	420	420	—
Unamortized loss on reacquired debt and hedging	92	67	11
Gas recovery costs	72	—	59
Extraordinary gas costs	66	—	66
Regulatory assets related to TCJA	48	46	2
Hurricane Harvey restoration costs	43	43	—
Benefit obligations	28	24	4
Unrecognized equity return (3)	(171)	(97)	(47)
Total amounts recovered in customer rates	1,102	527	458
Total Regulatory Assets	$3,716	$789	$2,309
Total Current Regulatory Assets (5)	$1,395	$—	$1,371
Total Non-Current Regulatory Assets	$2,321	$789	$938

Regulatory Liabilities:
Regulatory liabilities related to TCJA	$1,389	$738	$573
Estimated removal costs	1,304	229	994
Other regulatory liabilities	481	205	149
Total Regulatory Liabilities	$3,174	$1,172	$1,716
Total Current Regulatory Liabilities (6)	$21	$20	$1
Total Non-Current Regulatory Liabilities	$3,153	$1,152	$1,715

(1)Pension and postretirement-related regulatory assets balances are measured annually, and the ending amortization period may change based on the actuarial valuation.
(2)Represents the following: (a) CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments in Indiana; (b) Houston Electric’s allowed equity return on TEEEF costs and storm restoration costs; and (c) CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas.
(3)Represents the following: (a) CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments in Indiana; (b) Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation to be recovered in rates through 2024 and certain storm restoration balances; and (c) CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas.

(4)Of the $1.2 billion, $358 million and $656 million currently being recovered in customer rates related to CenterPoint Energy, Houston Electric and CERC, respectively, $390 million, $294 million and $96 million is earning a return, respectively. The weighted average recovery period of regulatory assets currently being recovered in base rates, not earning a return, which totals $531 million, $64 million and $424 million for CenterPoint Energy, Houston Electric and CERC, respectively, is 11 years, 28 years and 7 years, respectively. Regulatory assets not earning a return with perpetual or undeterminable lives have been excluded from the weighted average recovery period calculation.
(5)Current regulatory assets for both CenterPoint Energy and CERC include extraordinary gas costs of $1,175 million as of December 31, 2022 and $1,256 million and $1,245 million, respectively, as of December 31, 2021.
(6)Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Consolidated Balance Sheets.
The table below reflects the amount of allowed equity return recognized by each Registrant in its Statements of Consolidated Income:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$45	$42	$2	$40	$37	$2	$31	$31	$—

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

The State of Indiana has enacted legislation, Senate Bill 386, that would enable CenterPoint Energy to request approval from the IURC to securitize the remaining book value and removal costs associated with certain generating facilities not more than twenty-four months before the unit is retired. The Governor of Indiana signed the legislation on April 19, 2021. On May 10, 2022, CenterPoint Energy (Indiana Electric) filed an application with the IURC to securitize qualified costs associated with its planned retirements of coal generation facilities. Total qualified costs are estimated at $359 million, of which $350 million would be financed and $9 million are estimated total ongoing costs. A hearing was held before the IURC on September 7, 2022 and a final order was received on January 4, 2023 authorizing the issuance of up to $350 million in securitization bonds. As a result of this order, CenterPoint Energy will reclassify property, plant and equipment to be recovered through securitization to a regulatory asset during the first quarter of 2023.

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. In Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market. While demand for electricity reached extraordinary levels due to the extreme cold, the supply of electricity significantly decreased in part because of the inability of certain power generation facilities to supply electric power to the grid. Houston Electric does not own or operate any electric generation facilities other than TEEEF. Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. ERCOT serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. To comply with ERCOT’s orders, Houston Electric implemented controlled outages across its service territory, resulting in a substantial number of businesses and residents being without power, many for extended periods of time, in compliance with ERCOT’s directives as an emergency procedure to avoid prolonged large-scale state-wide blackouts and long-term damage to the electric system in Texas. In anticipation of this weather event, Houston Electric implemented its emergency operations plan’s processes and procedures necessary to respond to such events, including establishing an incident command center and calling for mutual assistance from other utilities where needed, among other measures. Throughout the February 2021 Winter Storm Event, Houston Electric remained in contact with its regulators and stakeholders, including federal, state and local officials, as well as the PUCT and ERCOT.

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

On February 13, 2021, the Railroad Commission authorized each Texas natural gas distribution utility to record in a regulatory asset the extraordinary expenses associated with the February 2021 Winter Storm Event, including, but not limited to, natural gas cost and other costs related to the procurement and transportation of natural gas supply, subject to recovery in future regulatory proceedings. The Texas governor signed legislation in June 2021 that authorizes the Railroad Commission to use securitization financing and the issuance of customer rate relief bonds for recovery of extraordinary natural gas costs incurred by natural gas utilities as a result of the February 2021 Winter Storm Event. On November 12, 2021, the RRC issued a Regulatory Asset Determination Order which authorized CERC to include $1.1 billion in a regulatory asset which should be included for recovery through customer rate relief bond financing. In addition, CenterPoint Energy’s and CERC’s Natural Gas utilities in jurisdictions outside of Texas deferred under-recovered natural gas cost as regulatory assets under existing recovery mechanisms and are seeking recovery of the increased cost of natural gas. As of December 31, 2022, both CenterPoint Energy and CERC have recorded current regulatory assets of $1,175 million and non-current regulatory assets of $202 million associated with the February 2021 Winter Storm Event. As of December 31, 2021, CenterPoint Energy and CERC have recorded current regulatory assets of $1,410 million and $1,399 million, respectively, of which $154 million related to Arkansas and Oklahoma are reflected as held for sale at both CenterPoint Energy and CERC, and non-current regulatory assets of $583 million and $583 million respectively, of which $244 million related to Arkansas and Oklahoma are reflected as held for sale at both CenterPoint Energy and CERC, associated with the February 2021 Winter Storm Event. See Note 4 for further information.

Amounts for the under recovery of natural gas costs associated with the February 2021 Winter Storm Event are reflected in current and non-current regulatory assets on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. Recovery of natural gas costs within the regulatory assets as of December 31, 2022 is probable and may be subject to customary regulatory prudence reviews in all jurisdictions that may impact the amounts ultimately recovered. CenterPoint Energy and CERC has approximately $75 million of the total $2 billion of natural gas costs incurred during the February 2021 Winter Storm Event remaining under prudence review. CenterPoint Energy and CERC have begun recovery of natural gas costs in Louisiana and Minnesota, and recovery of natural gas costs in Indiana and Mississippi is complete. CenterPoint Energy and CERC have filed for securitization of natural gas costs in Texas, received commission approval and issuance of a financing order in 2022, and expect the Texas Public Financing Authority to issue customer rate relief bonds in first half of 2023. As part of the closing of the sale of CenterPoint Energy’s and CERC’s Natural Gas businesses in Arkansas and Oklahoma, CERC received as part of the purchase price $398 million for unrecovered natural gas costs associated with the February 2021 Winter Storm Event. In Minnesota, testimonies were filed in CERC’s high gas cost prudency review case by intervenors proposing significant disallowances for all natural gas utilities and for CERC, ranging from $45 million to $409 million. The natural gas costs in Minnesota were incurred in accordance with the plan on file with the MPUC and CenterPoint Energy believes the costs were prudently incurred and are eligible for recovery. In May 2022, the administrative law judges reviewing the gas prudency case concluded that CERC acted prudently in connection with the February 2021 Winter Storm Event and recommended no disallowance of CERC’s jurisdictional gas costs incurred during the event. The commissioners of the MPUC heard oral arguments on the administrative law judges’ report and held deliberations in August 2022. At the deliberations, the MPUC generally found that CERC acted prudently, but it determined that CERC could have done more to offset costs with natural gas storage, peak shaving resources (LNG and propane-air) and curtailment of service to interruptible commercial/industrial customers. As a result, the MPUC disallowed recovery of approximately $36 million of the $409 million originally requested and CERC’s regulatory asset balance as of September 30, 2022 was reduced to reflect the disallowance. Other natural gas utilities in Minnesota received disallowances related to similar topics in a similar proportion to their gas costs. Further, the MPUC required all regulated natural gas utilities to make a filing explaining how they can improve or modify their practices to protect ratepayers from extraordinary natural gas price spikes in the future. CERC made its compliance filing on September 15, 2022. On October 19, 2022, the MPUC issued its written order. CERC filed a petition for reconsideration on November 8, 2022 and a written order denying the petition for reconsideration was issued on January 6, 2023.
As of both December 31, 2022 and 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, as of December 31, 2022 and 2021, CenterPoint Energy and Houston Electric recorded a regulatory asset of $16 million and $15 million, respectively, to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Note 15(d) for further information regarding litigation related to the February 2021 Winter Storm Event.

Houston Electric TEEEF

Pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation) which are detailed in Note 20. Houston Electric sought initial recovery of the lease costs for the TEEEF and the operational costs for transportation, mobilization and demobilization, labor and materials for interconnections, fuel for commissioning, testing and operation, purchase and lease of auxiliary equipment, and labor and materials for operations in its 2022 DCRF application. Houston Electric filed its DCRF application with the PUCT on April 5, 2022, and subsequently amended such filing on July 1, 2022 to show mobile generation in a separate Rider TEEEF, seeking recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million. The annual revenue increase requested for these lease agreements is approximately $57 million. Intervenors in the proceeding filed testimony on September 16, 2022 challenging the acquisition and deployment of TEEEF and have recommended disallowances based on the overall contractual obligations. Houston Electric’s rebuttal testimony was filed on October 5, 2022 responding to intervenor positions, including estimating a financial loss impact ranging from $335 million to $354 million if the PUCT disallows recovery of TEEEF costs and the termination clause under the long-term lease is exercised. The termination clause in the long-term lease agreement, as amended, contains certain provisions that allow Houston Electric to terminate the lease within a specific window effective between October 1, 2022, and December 31, 2023 based upon a material adverse regulatory action. Houston Electric’s exposure to loss in the event of a full disallowance of TEEEF related investments, and assuming Houston Electric is unable to exercise the termination clause prior to its expiration, includes the lease costs deferred as a regulatory asset and finance ROU assets further discussed in Note 20, in addition to the allowed return and other related costs incurred through the date of disallowance. On October 13, 2022, the PUCT staff filed a statement of position recommending a longer amortization period for the short-term lease, deferral of associated rate case expenses to the next base rate proceeding and exclusion of the retail transmission rate class from allocation of TEEEF costs. Houston Electric indicated to the PUCT staff that it did not oppose their recommendations. The PUCT staff also reserved the right to take positions on additional issues after consideration of the evidence admitted into the record at the hearing. A hearing was held on October 18 through 20, 2022. Briefs were filed on November 16, 2022 and reply briefs were filed on December 2, 2022. On January 27, 2023, the administrative law judges issued a proposal for decision recommending that the leasing of the TEEEF was not prudent or reasonable and necessary and that the PUCT deny recovery of all of the TEEEF costs. The PUCT is expected to consider the proposal for decision on March 9, 2023.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed returns, and determined that such regulatory assets remain probable of recovery as of December 31, 2022. ROU finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the on-going proceedings and did not record any impairments on its right of use assets in the year ended December 31, 2022 or 2021. See Note 20 for further information.

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

On March 26, 2020, the PUCT issued an order related to accrual of regulatory assets granting authority for utilities to record as a regulatory asset expenses resulting from the effects of COVID-19. In the order, the PUCT noted that it will consider whether a utility’s request for recovery of the regulatory asset is reasonable and necessary in a future proceeding.

Commissions in all of Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans or (2) provided authority to recover bad debt expense through an existing tracking mechanism. Both CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $17 million as of December 31, 2022, and $29 million and $28 million, respectively, as of December 31, 2021.

In some of the states in which the Registrants operate, public utility commissions have authorized utilities to employ deferred accounting authority for certain COVID-19 related costs which ensure the safety and health of customers, employees, and contractors, that would not have been incurred in the normal course of business. CERC’s Natural Gas service territory in Minnesota will include any offsetting savings in the deferral. Other jurisdictions where the Registrants operate may require them to offset the deferral with savings as well. The Mississippi RRA, approved by final order dated August 2, 2022, included the unamortized balance of the regulatory asset as of December 31, 2021 in rate base per Docket No. 2018-AD-141 Order Authorizing Utility Response and Accounting for COVID-19. The Minnesota general rate case filing, approved by written order on September 23, 2022, included a request to recover the COVID-19 regulatory asset balance as of June 30, 2021 over a two-year amortization period. The Louisiana RSP’s requested recovery of COVID-19 regulatory assets over a one-year period concurrent with RSP implementation.

(8) Stock-Based Incentive Compensation Plans and Employee Benefit Plans

(a) Stock-Based Incentive Compensation Plans (CenterPoint Energy)

CenterPoint Energy has LTIPs that provide for the issuance of stock-based incentives, including stock options, performance awards, restricted stock unit awards and restricted and unrestricted stock awards to officers, employees and non-employee directors. Approximately 30 million shares of Common Stock are authorized under these plans for awards. CenterPoint Energy issues new shares of its Common Stock to satisfy stock-based payments related to LTIPs. Equity awards are granted to employees without cost to the participants.

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

The performance awards granted in 2022, 2021 and 2020 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock unit awards granted in 2020 are service based, and the stock unit awards granted in 2022 and 2021 are service based, subject to the achievement of a performance goal. The stock unit awards generally vest at the end of a three-year period, provided, however, that stock unit awards granted to non-employee directors vested immediately upon grant. Upon vesting, shares under the performance and stock unit awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period.

The following table summarizes CenterPoint Energy’s expenses related to LTIPs for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
LTIP compensation expense (1)	$51	$48	$38
Income tax benefit recognized	12	11	9
Actual tax benefit realized for tax deductions	6	4	5

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income and shown prior to any amounts capitalized.

The following tables summarize CenterPoint Energy’s LTIP activity for 2022

	Year Ended December 31, 2022
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (2) (Millions)
Performance Awards (1)
Outstanding and nonvested as of December 31, 2021	4,663	$24.48
Granted	1,781	28.12
Forfeited or canceled	(856)	29.92
Vested and released to participants	(431)	31.20
Outstanding and nonvested as of December 31, 2022	5,157	$24.26	1.0	$106
Stock Unit Awards
Outstanding and nonvested as of December 31, 2021	2,367	$24.75
Granted	441	28.44
Forfeited or canceled	(60)	24.98
Vested and released to participants	(452)	28.35
Outstanding and nonvested as of December 31, 2022	2,296	$25.03	0.9	$69

(1)Reflects maximum performance achievement.
(2)Reflects the impact of current expectations of achievement and stock price.

The weighted average grant date fair values per unit of awards granted were as follows for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except for per unit amounts)
Performance Awards
Weighted-average grant date fair value per unit of awards granted	$28.12	$21.89	$23.82
Total intrinsic value of awards received by participants	13	7	9
Vested grant date fair value	13	8	9
Stock Unit Awards
Weighted-average grant date fair value per unit of awards granted	$28.44	$24.20	$21.53
Total intrinsic value of awards received by participants	14	11	12
Vested grant date fair value	13	11	12

As of December 31, 2022, there was $50 million of total unrecognized compensation cost related to nonvested performance and stock unit awards which is expected to be recognized over a weighted-average period of 1.6 years.

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

In December 2022, the CenterPoint Energy pension plan completed an annuity lift-out, a transaction that provided for the purchase of an irrevocable group annuity contract to fund pension plan annuities of retirees from previously divested businesses, as part of a de-risking strategy. This annuity lift-out reduced the plan’s pension obligation by $138 million and plan assets by $136 million which were transferred to an insurance company. The $138 million transferred benefit obligation represented 9.4% of CenterPoint Energy’s total benefit obligation as of its last remeasurement prior to the transaction. As a result of this transaction: CenterPoint Energy incurred a settlement charge of $47 million; CenterPoint Energy was relieved of all responsibility for these pension obligations’ and an insurance company is now required to pay and administer the retirement benefits owed to 1,119 retirees and beneficiaries, with no changes to the amount, timing or form of retirement benefit payments.

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the non-qualified benefit plans:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Service cost (1)	$29	$39	$43
Interest cost (2)	73	59	75
Expected return on plan assets (2)	(87)	(103)	(112)
Amortization of net loss (2)	31	36	41
Settlement cost (2) (3)	126	38	2
Net periodic cost	$172	$69	$49

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.
(2)Amounts presented in the table above are included in Other, net in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals.
(3)A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In 2022, 2021 and 2020, CenterPoint Energy recognized non-cash settlement cost due to lump sum settlement payments. The transfer of assets related to the 2022 Annuity Lift-Out is considered a lump sum settlement payment.

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension benefits:

	Year Ended December 31,
	2022	2021	2020
Discount rate	2.80%	2.45%	3.20%
Expected return on plan assets	5.00	5.00	5.75
Rate of increase in compensation levels	4.95	5.05	4.95

In determining net periodic benefit cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in the Consolidated Balance Sheets as well as the key assumptions of CenterPoint Energy’s pension plans. The measurement dates for plan assets and obligations were December 31, 2022 and 2021.

	December 31,
	2022	2021
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$2,298	$2,507
Service cost	29	38
Interest cost	73	59
Benefits paid (4)	(509)	(285)
Actuarial (gain) loss (1)	(338)	(22)
Plan amendment	—	1
Benefit obligation, end of year	1,553	2,298
Change in Plan Assets
Fair value of plan assets, beginning of year	2,072	2,135
Employer contributions	35	61
Benefits paid (4)	(509)	(285)
Actual investment return	(386)	161
Fair value of plan assets, end of year	1,212	2,072
Funded status, end of year	$(341)	$(226)

Amounts Recognized in Balance Sheets
Non-current assets	$—	$6
Current liabilities-other	(7)	(7)
Other liabilities-benefit obligations	(334)	(225)
Net liability, end of year	$(341)	$(226)
Actuarial Assumptions
Discount rate (2)	5.15%	2.80%
Expected return on plan assets (3)	6.50	5.00
Rate of increase in compensation levels	4.99	4.95
Interest crediting rate	3.00	2.25

(1)Significant sources of gain for 2022 include the increase in discount rate from 2.80% to 5.15%, partially offset by significant sources of loss that include expected return on assets exceeding actual return on plan assets during 2022.
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
(4)Benefits paid for 2022 includes $136 million related to the 2022 Annuity Lift-Out.

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2022		2021
	Pension (Qualified)	Pension (Non-qualified)	Pension (Qualified)	Pension (Non-qualified)
	(in millions)
Accumulated benefit obligation	$1,497	$51	$2,216	$62
Projected benefit obligation	1,502	51	2,237	62
Fair value of plan assets	1,212	—	2,072	—

The accumulated benefit obligation for all defined benefit pension plans on CenterPoint Energy’s Consolidated Balance Sheets was $1,548 million and $2,278 million as of December 31, 2022 and 2021, respectively.

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

Postretirement benefits are accrued over the active service period of employees. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$2	$—	$1	$2	$—	$1	$2	$—	$1
Interest cost (2)	9	4	3	9	4	3	11	5	4
Expected return on plan assets (2)	(5)	(4)	(1)	(4)	(3)	(1)	(5)	(4)	(1)
Amortization of prior service cost (credit) (2)	(3)	(4)	2	(4)	(5)	1	(4)	(5)	1
Amortization of net loss (2)	(4)	(2)	(1)	—	—	—	—	—	—
Net postretirement benefit cost (credit)	$(1)	$(6)	$4	$3	$(4)	$4	$4	$(4)	$5

(1)Amounts presented in the table above are included in Operation and maintenance expense in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.
(2)Amounts presented in the table above are included in Other, net in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals.

The following assumptions were used to determine net periodic cost relating to postretirement benefits:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Discount rate	2.85%	2.85%	2.85%	2.50%	2.50%	2.50%	3.25%	3.25%	3.25%
Expected return on plan assets	3.22	3.32	2.86	3.20	3.30	2.85	3.95	4.05	3.35

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of the postretirement plans. The measurement dates for plan assets and benefit obligations were December 31, 2022 and 2021.

	December 31,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$336	$148	$118	$366	$168	$122
Service cost	2	—	1	2	—	1
Interest cost	9	4	3	9	4	3
Participant contributions	6	2	3	7	2	3
Benefits paid	(20)	(7)	(8)	(21)	(9)	(8)
Early Retiree Reinsurance Program	—	—	—	20	—	11
Plan amendment	3	—	2	—	5	—
Actuarial (gain) loss (1)	(73)	(32)	(27)	(47)	(22)	(14)
Benefit obligation, end of year	263	115	92	336	148	118
Change in Plan Assets
Fair value of plan assets, beginning of year	132	104	29	134	106	28
Employer contributions	8	1	4	7	1	4
Participant contributions	6	2	3	7	2	3
Benefits paid	(20)	(7)	(8)	(21)	(9)	(8)
Actual investment return	(17)	(16)	(3)	5	4	2
Fair value of plan assets, end of year	109	84	25	132	104	29
Funded status, end of year	$(154)	$(31)	$(67)	$(204)	$(44)	$(89)
Amounts Recognized in Balance Sheets
Current liabilities — other	$(7)	$—	$(4)	$(7)	$—	$(4)
Other liabilities — benefit obligations	(147)	(31)	(64)	(197)	(44)	(85)
Net liability, end of year	$(154)	$(31)	$(68)	$(204)	$(44)	$(89)

Actuarial Assumptions
Discount rate (2)	5.15%	5.15%	5.15%	2.85%	2.85%	2.85%
Expected return on plan assets (3)	3.66	3.75	3.35	3.22	3.32	2.86
Medical cost trend rate assumed for the next year - Pre-65	6.50	6.50	6.50	6.00	6.00	6.00
Medical/prescription drug cost trend rate assumed for the next year - Post-65	23.66	23.66	23.66	18.71	18.71	18.71
Prescription drug cost trend rate assumed for the next year - Pre-65	8.00	8.00	8.00	8.00	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50	4.50	4.50	4.50
Year that the cost trend rates reach the ultimate trend rate - Pre-65	2032	2032	2032	2029	2029	2029
Year that the cost trend rates reach the ultimate trend rate - Post-65	2032	2032	2032	2030	2030	2030

(1)Significant sources of gain for 2022 include updated life insurance rates and the increase in discount rate from 2.85% to 5.15%, offset by significant sources of loss including an increase in crediting rate and updated claims.
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

Amounts recognized in accumulated other comprehensive loss (gain) consist of the following:

	December 31,
	2022			2021
	Pension Benefits	Postretirement Benefits		Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Unrecognized actuarial loss (gain)	$70	$(36)	$(28)	$99	$(23)	$(18)
Unrecognized prior service cost	—	13	11	—	13	12
Net amount recognized in accumulated other comprehensive loss (gain)	$70	$(23)	$(17)	$99	$(10)	$(6)

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2022 are as follows:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Net loss (gain)	$45	$(13)	$(16)
Amortization of net loss	(7)	(1)	(1)
Amortization of prior service cost	—	1	1
Settlement	(67)	—	—
Total recognized in comprehensive income	$(29)	$(13)	$(16)
Total recognized in net periodic costs and Other comprehensive income	$142	$(19)	$(15)

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

As part of the investment strategy discussed above, CenterPoint Energy maintained the following weighted average allocation targets for its pension plans as of December 31, 2022:

	Minimum	Maximum
U.S. equity	17%	27%
International equity	9%	19%
Real estate	2%	11%
Fixed income	54%	64%
Cash	—%	2%

The following tables set forth by level, within the fair value hierarchy (see Note 10), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2022 and 2021:

	Fair Value Measurements as of December 31,
	2022				2021
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash	$7	$—	$—	$7	$26	$—	$—	$26
Corporate bonds:
Investment grade or above	—	467	—	467	—	833	—	833
Equity securities:
U.S. companies	29	—	—	29	89	—	—	89
Cash received as collateral from securities lending	47	—	—	47	80	—	—	80
U.S. treasuries and government agencies	163	—	—	163	285	—	—	285
Mortgage backed securities	—	6	—	6	—	7	—	7
Asset backed securities	—	2	—	2	—	3	—	3
Municipal bonds	—	24	—	24	—	40	—	40
Mutual funds (2)	—	—	—	—	—	—	—	—
International government bonds	—	10	—	10	—	20	—	20
Obligation to return cash received as collateral from securities lending	(47)	—	—	(47)	(80)	—	—	(80)
Total investments at fair value	$199	$509	$—	$708	$400	$903	$—	$1,303
Investments measured by net asset value per share or its equivalent (1) (2)				504				769
Total Investments				$1,212				$2,072

(1)Represents investments in pooled investment funds and common collective trust funds.
(2)The amounts invested in pooled investment funds were allocated to real estate. The amounts invested common collective trust funds were allocated as follows:

	As of December 31,
	2022	2021
	Common Collective Trust Funds	Common Collective Trust Funds
International equities	40%	41%
U.S. equities	56%	58%
Fixed income	4%	1%

Level 2 investments, which do not have a quoted price in active market, are valued using the market data provided by independent pricing services or major market makers, to arrive at a price a dealer would pay for the security.

The pension plans utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plans did not include any holdings of CenterPoint Energy Common Stock as of December 31, 2022 or 2021.

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

As part of the investment strategy discussed above, the Registrants maintained the following weighted average allocation targets for the postretirement plans as of December 31, 2022:

	CenterPoint Energy		Houston Electric		CERC
	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
U.S. equities	13%	23%	13%	23%	15%	25%
International equities	3%	13%	3%	13%	2%	12%
Fixed income	69%	79%	69%	79%	68%	78%
Cash	—%	2%	—%	2%	—%	2%

The following table presents mutual funds by level, within the fair value hierarchy, the Registrants’ postretirement plan assets at fair value as of December 31, 2022 and 2021:

	Fair Value Measurements as of December 31,
	2022				2021
	Mutual Funds
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
CenterPoint Energy	$109	$—	$—	$109	$133	$—	$—	$133
Houston Electric	84	—	—	84	105	—	—	105
CERC	25	—	—	25	28	—	—	28

The amounts invested in mutual funds were allocated as follows:

	As of December 31,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Fixed income	74%	74%	74%	72%	73%	71%
U.S. equities	18%	17%	20%	20%	19%	22%
International equities	8%	8%	6%	8%	8%	7%

(g) Benefit Plan Contributions

The Registrants made the following contributions in 2022 and are required to make the following minimum contributions in 2023 to the indicated benefit plans below:

	Contributions in 2022			Expected Minimum Contributions in 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Qualified pension plans	$27	$—	$—	$—	$—	$—
Non-qualified pension plans	8	—	—	7	—	—
Postretirement benefit plans	8	1	4	8	1	4

The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2023	$134	$15	$6	$6
2024	138	17	7	6
2025	137	18	8	6
2026	134	19	9	7
2027	134	20	9	7
2028-2032	608	106	49	35

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

The CenterPoint Energy Savings Plan has significant holdings of Common Stock. As of December 31, 2022, 7,335,725 shares of Common Stock were held by the savings plan, which represented approximately 9% of its investments. Given the concentration of the investments in Common Stock, the savings plan and its participants have market risk related to this investment. The savings plan limits the percentage of future contributions that can be invested in Common Stock to 25% and prohibits transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in Common Stock.

CenterPoint Energy allocates the savings plan benefit expense to Houston Electric and CERC related to their respective employees. The following table summarizes the Registrants’ savings plan benefit expense for 2022, 2021 and 2020:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Savings plan benefit expenses (1)	$72	$23	$22	$58	$20	$23	$58	$18	$25

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

CenterPoint Energy maintains non-qualified deferred compensation plans that provide benefits payable to eligible directors, officers and select employees or their designated beneficiaries at specified future dates or upon termination, retirement or death. Benefit payments are made from the general assets of the participating Registrants or, in the case of certain plans, from a rabbi trust that is a grantor trust and remains subject to the claims of general creditors under applicable state and federal law.

Expenses related to other benefit plans were recorded as follows:

	Year Ended December 31,
	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$4	$1	$1	$3	$1	$2	$1	$1	$—
Deferred compensation plans	1	—	—	3	—	—	4	1	—

Amounts related to other benefit plans were included in Benefit Obligations in the Registrants’ accompanying Consolidated Balance Sheets as follows:

	December 31, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$9	$3	$4	$8	$3	$5
Deferred compensation plans	28	4	1	40	6	4
Split-dollar life insurance arrangements	22	1	—	29	1	—

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

As of December 31, 2022, the Registrants’ employees were covered by collective bargaining agreements as follows:

		Percentage of Employees Covered
	Agreement Expiration	CenterPoint Energy	Houston Electric	CERC
IBEW Local 66	May 2023	16%	54%	—%
OPEIU Local 12	December 2025	2%	—%	2%
Gas Workers Union Local 340	April 2025	5%	—%	13%
IBEW Locals 1393 and USW Locals 12213 & 7441	December 2023	3%	—%	8%
IBEW Locals 949	December 2025	3%	—%	8%
USW Locals 13-227	June 2027	6%	—%	14%
USW Locals 13-1	July 2027	—%	—%	1%
IBEW Local 702	June 2025	3%	—%	—%
Teamsters Local 135/215	September 2024	—%	—%	—%
UWUA Local 175	October 2024	1%	—%	4%
Total		39%	54%	50%
The collective bargaining agreements with IBEW 1393, USW 12213, USW 7441 related to Natural Gas employees are scheduled to expire in December 2023 and the collective bargaining agreement with IBEW 66 related to Houston Electric employees is scheduled to expire in May 2023; negotiations of these agreements are expected to be completed before the respective expirations.

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

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy has entered into a retention incentive agreement with David J. Lesar, President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. For information about the classification of this award, see Note 12.

(9) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants utilize derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows.

(a) Non-Trading Activities

Commodity Derivative Instruments (CenterPoint Energy and CERC). CenterPoint Energy and CERC, through their Indiana utilities, enter into certain derivative instruments to mitigate the effects of commodity price movements. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

Interest Rate Risk Derivative Instruments. From time to time, the Registrants may enter into interest rate derivatives that are designated as economic or cash flow hedges. The objective of these hedges is to offset risk associated with interest rates borne by the Registrants in connection with an anticipated future fixed rate debt offering or other exposure to variable rate debt. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging financing activity, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. For the impacts of cash flow hedges to Accumulated other comprehensive income, see Note 12.

The table below summarizes CenterPoint Energy’s outstanding interest rate hedging activity:

	December 31, 2022	December 31, 2021
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

(1)Relates to interest rate derivative instruments at SIGECO.

Weather Hedges (CenterPoint Energy and CERC). As of December 31, 2022, CenterPoint Energy and CERC had weather normalization or other rate mechanisms that largely mitigate the impact of weather on Natural Gas in Indiana, Louisiana, Mississippi, Minnesota and Ohio, as applicable. CenterPoint Energy’s and CERC’s Natural Gas in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms, although fixed customer charges are historically higher in Texas for Natural Gas compared to its other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s Natural Gas’ results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories. Houston Electric and Indiana Electric do not enter into weather hedges. CenterPoint Energy and CERC did not enter into any weather hedges during the year ended December 31, 2022.

(b) Derivative Fair Values and Income Statement Impacts (CenterPoint Energy and CERC)

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of Derivative Assets and Liabilities as of December 31, 2022 and 2021, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2022, 2021 and 2020.

Fair Value of Derivative Instruments and Hedged Items (CenterPoint Energy and CERC)

CenterPoint Energy

		December 31, 2022		December 31, 2021
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$9	$—	$9	$—
Interest rate derivatives	Current Assets: Non-trading derivative assets	1	—	—	—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	2	—	5	—
Interest rate derivatives	Current Liabilities: Non-trading derivative liabilities	—	—	—	2
Interest rate derivatives	Other Liabilities: Non-trading derivative liabilities	—	—	—	12
Indexed debt securities derivative (2)	Current Liabilities	—	578	—	903
	Total	$12	$578	$14	$917

CERC

		December 31, 2022		December 31, 2021
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$7	$—	$8	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	2	—	4	—
Total		$9	$—	$12	$—

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in an asset position with no offsetting amount.
(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity. See Note 11 for further information.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Year Ended December 31,
	Income Statement Location	2022	2021	2020
		(in millions)
Effects of derivatives not designated as hedging instruments on the income statement:
Indexed debt securities derivative	Gain (loss) on indexed debt securities	$325	$50	$(60)
Total CenterPoint Energy		$325	$50	$(60)
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

	As of December 31,
	2022	2021
	(in millions)
Aggregate fair value of derivatives with credit-risk-related contingent features in a liability position	$—	$14
Fair value of collateral already posted	—	7
Additional collateral required to be posted if credit risk contingent features triggered (1)	—	7
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

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$510	$—	$—	$510	$1,439	$—	$—	$1,439
Investments, including money market funds (1)	32	—	—	32	42	—	—	42
Interest rate derivatives	—	1	—	1	—	—	—	—
Natural gas derivatives	—	11	—	11	—	14	—	14
Total assets	$542	$12	$—	$554	$1,481	$14	$—	$1,495
Liabilities
Indexed debt securities derivative	$—	$578	$—	$578	$—	$903	$—	$903
Interest rate derivatives	—	—	—	—	—	14	—	14
Total liabilities	$—	$578	$—	$578	$—	$917	$—	$917

Houston Electric

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$17	$—	$—	$17	$27	$—	$—	$27
Total assets	$17	$—	$—	$17	$27	$—	$—	$27

CERC

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$14	$—	$—	$14	$14	$—	$—	$14
Natural gas derivatives	—	9	—	9	—	12	—	12
Total assets	$14	$9	$—	$23	$14	$12	$—	$26

(1)Amounts are included in Prepaid and Other Current Assets in the respective Consolidated Balance Sheets.

During 2022 and 2021, CenterPoint Energy did not have any assets or liabilities designated as Level 3.

Items Measured at Fair Value on a Nonrecurring Basis

For a discussion of the valuation of the Arkansas and Oklahoma Natural Gas businesses in 2021, CenterPoint Energy’s investment in Enable and the Infrastructure Services and Energy Services Disposal Groups in 2020, see Note 4.

For a discussion of goodwill impairment charges, see Note 6.

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

	December 31, 2022			December 31, 2021
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$16,338	$6,353	$4,826	$16,086	$5,495	$5,552
Fair value	14,990	5,504	4,637	17,385	6,230	5,999

(1)Includes Securitization Bond debt.

(11) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

During February and March 2022, CenterPoint Energy completed the execution of its previously announced plan to exit the midstream sector by selling the remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units it held as discussed below. CenterPoint Energy used the proceeds from these sales to redeem outstanding debt and pay incurred expenses associated with the early redemptions. See Note 13 for further information.

CenterPoint Energy’s sales of equity securities during the year ended December 31, 2022 are as follows:

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

	Gains (Losses) on Equity Securities
	Year Ended December 31,
	2022	2021	2020
		(in millions)
AT&T Common	$(63)	$(43)	$(105)
Charter Common	(273)	(8)	154
WBD Common	23	—	—
Energy Transfer Common Units	95	(124)	—
Energy Transfer Series G Preferred Units	(9)	2	—
Other	—	1	—
	$(227)	$(172)	$49

CenterPoint Energy recorded unrealized gains (losses) of $(313) million, $(52) million, and $49 million for the years ended December 31, 2022, 2021, and 2020, respectively, for equity securities held as of December 31, 2022, 2021, and 2020.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held at December 31,		Carrying Value at December 31,
	2022	2021	2022	2021
			(in millions)
AT&T Common	10,212,945	10,212,945	188	$251
Charter Common	872,503	872,503	296	569
WBD Common	2,470,685	—	23	—
Energy Transfer Common Units	—	50,999,768	—	420
Energy Transfer Series G Preferred Units	—	192,390	—	196
Other			3	3
			$510	$1,439

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of December 31, 2022. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.
CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	December 31,
	2022	2021
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	—

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of December 31, 2022, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $26 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS. As of December 31, 2022, the market value of such shares was approximately $507 million, which would provide an exchange amount of $582 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

	ZENS-Related Securities	Debt Component of ZENS	Derivative Component of ZENS
	(in millions)
Balance as of December 31, 2019	$822	$19	$893
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(16)	—
Distribution to ZENS holders	—	(5)	—
Loss on indexed debt securities	—	—	60
Gain on ZENS-Related Securities	49	—	—
Balance as of December 31, 2020	871	15	953
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(5)	—
Gain on indexed debt securities	—	—	(50)
Loss on ZENS-Related Securities	(51)	—	—
Balance as of December 31, 2021	820	10	903
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(3)	—
Gain on indexed debt securities	—	—	(325)
Loss on ZENS-Related Securities	(313)	—	—
Balance as of December 31, 2022	$507	$7	$578

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

(12) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared and paid dividends on its Common Stock during 2022, 2021 and 2020 as presented in the table below:

	Dividends Declared Per Share			Dividends Paid Per Share
	2022	2021	2020 (2)	2022	2021	2020 (2)
Common Stock	$0.7200	$0.6600	$0.9000	$0.7000	$0.6500	$0.7400
Series A Preferred Stock	61.2500	61.2500	91.8750	61.2500	61.2500	61.2500
Series B Preferred Stock	—	35.0000	87.5000	—	52.5000	70.0000
Series C Preferred Stock (1)	—	—	0.6100	—	0.1600	0.4500

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

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of December 31,			Outstanding Value as of December 31,
		2022	2021	2020	2022	2021	2020
	(in millions, except shares and per share amount)
Series A Preferred Stock	$1,000	800,000	800,000	800,000	$790	$790	$790
Series B Preferred Stock	1,000	—	—	977,400	—	—	950
Series C Preferred Stock	1,000	—	—	625,000	—	—	623
		800,000	800,000	2,402,400	$790	$790	$2,363

Dividend Requirement on Preferred Stock

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Series A Preferred Stock	$49	$49	$49
Series B Preferred Stock	—	46	68
Series C Preferred Stock	—	—	27
Preferred dividend requirement	49	95	144
Amortization of beneficial conversion feature	—	—	32
Total income allocated to preferred shareholders	$49	$95	$176

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

Conversion of Series B Preferred Stock. During 2021, 977,400 shares of Series B Preferred Stock were converted into 35,921,441 shares of Common Stock. As of December 31, 2021, all shares of Series B Preferred Stock had been converted into shares of Common Stock.

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

Conversion of Series C Preferred Stock. During 2021, 625,000 shares of Series C Preferred Stock were converted into 40,822,990 shares of Common Stock. As of December 31, 2021, all shares of Series C Preferred Stock had been converted into shares of Common Stock.

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

Temporary Equity (CenterPoint Energy)

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a retention incentive agreement with David J. Lesar, then President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Pursuant to the retention incentive agreement, Mr. Lesar received equity-based awards under CenterPoint Energy’s LTIP covering a total of 1 million shares of Common Stock (Total Stock Award), which were granted in multiple annual awards. Mr. Lesar received 400 thousand restricted stock units in July 2021 that vested in December 2022 and 400 thousand restricted stock units and 200 thousand restricted stock units in February 2022 and February 2023, respectively, that will vest in December 2023. For accounting purposes, the 1 million shares under the Total Stock Award, consisting of the equity-based awards described above, were considered granted in July 2021. In the event that death, disability, termination without cause or resignation for good reason, as defined in the retention incentive agreement, had occurred prior to the full Total Stock Award being awarded, CenterPoint Energy would have paid a lump sum cash payment equal to the value of the unawarded equity-based awards, based on the closing trading price of Common Stock on the date of the event’s occurrence. Because the equity-based awards would have been redeemable for cash prior to being awarded upon events that were not probable at the grant date, the equity associated with any unawarded equity-based awards are classified as Temporary Equity on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Year Ended December 31,
	2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(64)	$—	$10	$(90)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(40)	—	10	16	—	—
Other comprehensive income (loss) from unconsolidated affiliates	—	—	—	3	—	—
Amounts reclassified from accumulated other comprehensive loss:
Prior service cost (1)	(1)	—	(1)	1	—	1
Actuarial losses (1)	8	—	1	7	—	—
Settlement (2)	67	—	—	4	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	1	—	—	2	—	—
Tax benefit (expense)	(2)	—	(4)	(7)	—	(1)
Net current period other comprehensive income (loss)	33	—	6	26	—	—
Ending Balance	$(31)	$—	$16	$(64)	$—	$10

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

(13) Short-term Borrowings and Long-term Debt

	December 31, 2022		December 31, 2021
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
CenterPoint Energy:
ZENS due 2029 (2)	$—	$7	$—	$10
CenterPoint Energy senior notes 1.45% to 4.61% due 2024 to 2049	3,050	—	3,650	—
CenterPoint Energy pollution control bonds 5.125% due 2028 (3)	68	—	68	—
CenterPoint Energy commercial paper (4) (5)	1,770	—	1,400	—
VUH senior notes (see Debt Exchange below)	—	—	377	—
VUH commercial paper (4) (5)	—	—	350	—
SIGECO first mortgage bonds 0.875% to 6.72% due 2024 to 2055 (6)	277	11	288	5
Other debt	—	4	4	3
Unamortized debt issuance costs	(15)	—	(23)	—
Unamortized discount and premium, net	(6)	—	(7)	—
Houston Electric debt (see details below)	6,197	156	4,975	520
CERC third party debt (see details below)	3,495	1,842	4,476	7
Total CenterPoint Energy debt	$14,836	$2,020	$15,558	$545

Houston Electric:
General mortgage bonds 2.35% to 6.95% due 2026 to 2052 (8)	$6,112	$—	$4,712	$300
Other	1	—	—	—
Restoration Bond Company:
System restoration bonds 4.243% due 2022	—	—	—	70
Bond Company IV:
Transition bonds 3.028% due 2024	161	156	317	150
Unamortized debt issuance costs	(50)	—	(36)	—
Unamortized discount and premium, net	(27)	—	(18)	—
Total Houston Electric debt	$6,197	$156	$4,975	$520

CERC (7):
Short-term borrowings:
Inventory financing (9)	$—	$11	$—	$7
Term loan	—	500	—	—
Total CERC short-term borrowings	—	511	—	7
Long-term debt:
Senior notes 0.70% to 6.625% due 2023 to 2047	$2,620	$1,331	$3,500	$—
Indiana Gas senior notes 6.34% to 7.08% due 2025 to 2029	96	—	96	—
Commercial paper (4) (5)	805	—	899	—
Unamortized debt issuance costs	(22)	—	(15)	—
Unamortized discount and premium, net	(4)	—	(4)	—
Total CERC third-party long-term debt	3,495	1,331	4,476	—
Indiana Gas and VEDO notes payable to CenterPoint Energy	—	—	1,076	—
Total CERC debt	$3,495	$1,842	$5,552	$7

(1)Includes amounts due or exchangeable within one year of the date noted.
(2)CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 11(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.
(3)These pollution control bonds were secured by general mortgage bonds of Houston Electric as of December 31, 2022 and 2021 and are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.
(4)Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.
(5)Commercial paper issued by CenterPoint Energy and CERC Corp. has maturities up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility. The VUH credit facility was terminated in connection with the Restructuring, as discussed below, and VUH no longer issues commercial paper.
(6)The first mortgage bonds issued by SIGECO subject SIGECO’s properties to a lien under the related mortgage indenture as further discussed below.
(7)Issued by CERC Corp.
(8)The general mortgage bonds issued by Houston Electric subject Houston Electric’s properties to a lien under the General Mortgage as further discussed below.
(9)Represents AMA transactions accounted for as an inventory financing. Outstanding obligations related to third-party AMAs associated with utility distribution service in Arkansas and Oklahoma of $36 million as of December 31, 2021 are reflected in current liabilities held for sale on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets. For further information about AMAs, see Notes 4 and 15.

Debt Transactions

Debt Issuances. During 2022, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
		(in millions)
Houston Electric	February 2022	General Mortgage Bonds (1)	$300	3.00%	2032
Houston Electric	February 2022	General Mortgage Bonds (1)	500	3.60%	2052
Houston Electric	September 2022	General Mortgage Bonds (2)	500	4.45%	2032
Houston Electric	September 2022	General Mortgage Bonds (2)	300	4.85%	2052
		Total Houston Electric (1)	1,600
CERC	June 2022	Senior Notes (3)	500	4.40%	2032
CERC	August 2022	Term Loan (4)	500	SOFR (5) + 0.70%	2023
		Total CERC	1,000
		Total CenterPoint Energy	$2,600

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
(4)Total proceeds, net of discounts and issuance expenses and fees, of approximately $500 million were used for general corporate purposes, including the repayment of CERC’s outstanding commercial paper balances. The term loan is reflected in short-term borrowings on CenterPoint Energy’s and CERC’s Consolidated Balance Sheets.
(5)As defined in the term loan agreement, which includes an adjustment of 0.10% per annum.

On February 16, 2023, CERC Corp. entered into a $500 million term loan agreement. Borrowings under the term loan agreement bear interest at CERC Corp.’s option, at a rate equal to either (i) Term SOFR (as defined in the term loan agreement), which includes an adjustment of 0.10% per annum plus a margin of 0.85% or (ii) the alternate base rate (as defined in the term loan agreement). CERC Corp. borrowed the full $500 million at closing and intends to use the proceeds thereof for general corporate purposes, including the repayment of a portion of its outstanding commercial paper. The maturity date for the borrowings under the term loan agreement is February 15, 2024.

Debt Exchange. As a part of the Restructuring, on May 27, 2022, CERC Corp. and VUH completed an exchange with holders of VUH PPNs whereby CERC Corp. issued new senior notes with an aggregate principal amount of $302 million to such holders in exchange for all of their outstanding VUH PPNs with an aggregate principal amount of $302 million. The new CERC Corp. senior notes have the same principal amount, interest rate, and payment and maturity dates as the VUH PPNs for which they were exchanged. As a result of the exchange, CERC Corp. became the creditor for the PPNs originally issued by VUH, and CERC Corp. received $302 million of cash from VUH on June 30, 2022 in full repayment of the VUH PPNs. Orders received from the IURC and PUCO allowed for the reissuance of existing debt of Indiana Gas and VEDO to CERC, the continued amortization of existing issuance expenses and discounts, and the treatment of any potential exchange fees as discounts to be amortized over the life of the debt.

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

Debt Repayments and Redemptions. During 2022, the following debt instruments were repaid at maturity or redeemed, excluding scheduled principal payments of $220 million on the Securitization bonds:

Registrant	Repayment/Redemption Date	Debt Instrument	Aggregate Principal	Interest Rate	Maturity Date
			(in millions)
CERC (1)	January 2022	Floating Rate Senior Notes	$425	Three-month LIBOR plus 0.5%	2023
		Total CERC	425
Houston Electric	August 2022	General Mortgage Bonds	300	2.25%	2022
Houston Electric (2)	October 2022	General Mortgage Bonds	200	5.60%	2023
		Total Houston Electric	500
CenterPoint Energy (3)	January 2022	First Mortgage Bonds	5	0.82%	2022
CenterPoint Energy (4)	March 2022	Senior Notes	250	3.85%	2024
CenterPoint Energy (5)	March 2022	Senior Notes	350	4.25%	2028
		Total CenterPoint Energy	$1,530

(1)In January 2022, CERC provided notice of partial redemption, and on January 31, 2022, CERC redeemed a portion ($425 million) of the outstanding $1 billion aggregate principal amount of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest on the principal amount being redeemed.
(2)In September 2022, Houston Electric provided notice of redemption, and on October 17, 2022, Houston Electric redeemed $200 million aggregate principal amount, plus accrued and unpaid interest of approximately $3 million and an applicable make-whole premium of approximately $2 million, for a total redemption price of $205 million.
(3)First Mortgage Bonds issued by SIGECO.
(4)In March 2022, CenterPoint Energy provided notice of redemption, and on March 30, 2022, CenterPoint Energy redeemed all of the remaining outstanding senior notes of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of approximately $2 million, the write off of issuance costs of $1 million and an applicable make-whole premium of approximately $7 million for a total redemption price of $260 million.
(5)In March 2022, CenterPoint Energy provided notice of partial redemption, and on March 30, 2022, CenterPoint Energy redeemed a portion ($350 million) of the outstanding $500 million aggregate principal amount of the series at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of approximately $6 million, the write off of issuance costs of $3 million and an applicable make-whole premium of approximately $34 million for a total redemption price of $393 million.

CenterPoint Energy and CERC recorded losses on early extinguishment of debt, including make-whole premiums and recognition of deferred debt related costs, in Interest expense and other finance charges on their respective Statements of Consolidated Income, of $47 million and $-0-, respectively, during the year ended December 31, 2022, and $53 million and $11 million, respectively for the year ended December 31, 2021, and $2 million for both for the year ended December 31, 2020. Houston Electric recorded a loss on early extinguishment of debt of $2 million during the year ended December 31, 2022, which was recorded as a regulatory asset.

On December 16, 2022, SIGECO provided notice of redemption and on January 17, 2023, SIGECO redeemed $11 million aggregate principal amount of SIGECO’s outstanding first mortgage bonds due 2044 at a redemption price equal to 100% of the principal amount of the first mortgage bonds to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

Securitization Bonds. As of December 31, 2022, CenterPoint Energy and Houston Electric had special purpose subsidiaries consisting of the Bond Companies, which they consolidate. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These Securitization Bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. On August 15, 2022, Restoration Bond Company repaid in full its last outstanding system restoration bonds. CenterPoint Energy and Houston Electric have no payment obligations in respect of the Securitization Bonds other than to remit the applicable transition or system restoration charges they collect as set forth in servicing agreements among Houston Electric, the Bond Companies and other parties. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or Houston Electric have no recourse to any assets or revenues of the Bond Companies (including the transition charges), and the holders of Securitization Bonds have no recourse to the assets or revenues of CenterPoint Energy or Houston Electric.

Credit Facilities. On June 30, 2022, in connection with the Restructuring, VUH repaid in full all outstanding indebtedness and terminated all remaining commitments and other obligations under its $400 million amended and restated credit agreement dated as of February 4, 2021. VUH did not incur any penalties in connection with the early termination.

On December 6, 2022, CenterPoint Energy, Inc. and its wholly owned subsidiaries, Houston Electric and CERC, replaced their existing revolving credit facilities with three revolving credit facilities totaling $3.75 billion in aggregate commitments. In addition, SIGECO entered into a new revolving credit facility totaling an additional $250 million in aggregate commitments. The aggregate amount of commitments among the four credit facilities total $4.0 billion.

The Registrants had the following revolving credit facilities as of December 31, 2022:

Execution Date	Registrant	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of December 31, 2022 (2)	Termination Date
		(in millions)
December 6, 2022	CenterPoint Energy	$2,400	1.500%	65%	(3)	61.8%	December 6, 2027
December 6, 2022	CenterPoint Energy (4)	250	1.125%	65%		45.2%	December 6, 2027
December 6, 2022	Houston Electric	300	1.250%	67.5%	(3)	54.4%	December 6, 2027
December 6, 2022	CERC	1,050	1.125%	65%		49.9%	December 6, 2027
	Total	$4,000

(1)Based on credit ratings as of December 31, 2022.
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
(4)This credit facility was issued by SIGECO.

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of December 31, 2022.

As of December 31, 2022 and 2021, the Registrants had the following revolving credit facilities and utilization of such facilities:

	December 31, 2022					December 31, 2021
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$2,400	$—	$11	$1,770	4.71%	$2,400	$—	$11	$1,400	0.34%
CenterPoint Energy (2)	—	—	—	—	—%	400	—	—	350	0.21%
Houston Electric	300	—	—	—	—%	300	—	—	—	—%
CERC	1,050	—	—	805	4.67%	900	—	—	899	0.26%
SIGECO	250	—	—	—	—%	—	—	—	—	—%
Total	$4,000	$—	$11	$2,575		$4,000	$—	$11	$2,649

(1)CenterPoint Energy’s outstanding commercial paper generally has maturities of 60 days or less.
(2)This credit facility was issued by VUH and was terminated in connection with the Restructuring, as discussed above.

Maturities. As of December 31, 2022, maturities of long-term debt through 2027, excluding the ZENS obligation and unamortized discounts, premiums and issuance costs, were as follows:

	CenterPoint Energy (1)	Houston Electric (1)	CERC	Securitization Bonds
	(in millions)
2023	$1,999	$156	$1,832	$156
2024	1,384	161	—	161
2025	51	—	10	—
2026	860	300	60	—
2027	2,901	300	831	—

(1)These maturities include Securitization Bonds principal repayments on scheduled payment dates.

Liens. As of December 31, 2022, Houston Electric’s assets were subject to liens securing approximately $6.2 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Houston Electric could issue approximately $4.9 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of December 31, 2022.  No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of December 31, 2022, SIGECO had approximately $288 million aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture. As of December 31, 2022, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 60% of then currently unfunded property additions and approximately $1.4 billion of additional first mortgage bonds could be issued on this basis. The mortgage indenture was amended and restated effective as of January 1, 2023 which, among other things, permits SIGECO to issue additional bonds up to 70% of currently unfunded property additions.

Other. As of December 31, 2022, certain financial institutions agreed to issue, from time to time, up to $20 million of letters of credit on behalf of certain of Vectren’s subsidiaries in exchange for customary fees. These agreements to issue letters of credit expire on February 1, 2024. As of December 31, 2022, such financial institutions had issued less than $1 million of letters of credit on behalf of these subsidiaries.

Houston Electric and CERC participate in a money pool through which they can borrow or invest on a short-term basis. For additional information, see Note 19.

(14) Income Taxes

The components of the Registrant’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
CenterPoint Energy - Continuing Operations
Current income tax expense (benefit):
Federal	$294	$—	$(36)
State	46	(28)	32
Total current expense (benefit)	340	(28)	(4)
Deferred income tax expense (benefit):
Federal	16	78	63
State	4	60	21
Total deferred expense	20	138	84
Total income tax expense	$360	$110	$80

CenterPoint Energy - Discontinued Operations
Current income tax expense:
Federal	$—	$91	$152
State	—	35	28
Total current expense	—	126	180
Deferred income tax expense (benefit):
Federal	—	127	(422)
State	—	(52)	(91)
Total deferred expense (benefit)	—	75	(513)
Total income tax expense (benefit)	$—	$201	$(333)
Houston Electric
Current income tax expense:
Federal	$23	$22	$76
State	16	22	19
Total current expense	39	44	95
Deferred income tax expense (benefit):
Federal	86	31	(42)
State	—	1	—
Total deferred expense (benefit)	86	32	(42)
Total income tax expense	$125	$76	$53

CERC - Continuing Operations
Current income tax expense (benefit):
Federal	$30	$—	$—
State	28	(25)	2
Total current expense (benefit)	58	(25)	2
Deferred income tax expense (benefit):
Federal	164	67	42
State	14	34	73
Total deferred expense (benefit)	178	101	115
Total income tax expense (benefit)	$236	$76	$117

	Year Ended December 31,
	2022	2021	2020
	(in millions)
CERC - Discontinued Operations
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—
Total current expense	—	—	—
Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	(2)
Total deferred expense (benefit)	—	—	(2)
Total income tax expense (benefit)	$—	$—	$(2)

A reconciliation of income tax expense (benefit) using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
CenterPoint Energy - Continuing Operations (1) (2) (3)
Income before income taxes	$1,417	$778	$563
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	298	163	118
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	46	63	40
State valuation allowance, net of federal income tax	—	(15)	1
State law change, net of federal income tax	—	(23)	—
Excess deferred income tax amortization	(51)	(75)	(76)
Goodwill impairment	84	—	39
Net operating loss carryback	—	—	(37)
Other, net	(17)	(3)	(5)
Total	62	(53)	(38)
Total income tax expense	$360	$110	$80
Effective tax rate	25%	14%	14%
CenterPoint Energy - Discontinued Operations (4)(5)
Income (loss) before income taxes	$—	$1,019	$(1,589)
Federal statutory income tax rate	—%	21%	21%
Expected federal income tax expense (benefit)	—	214	(334)
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	—	14	(60)
State law change, net of federal income tax	—	(27)	—
Goodwill impairment	—	—	25
Tax impact of sale of Energy Services and Infrastructure Services Disposal Groups	—	—	30
Other, net	—	—	6
Total	—	(13)	1
Total income tax expense (benefit)	$—	$201	$(333)
Effective tax rate	—%	20%	21%

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Houston Electric (6) (7) (8)
Income before income taxes	$635	$457	$387
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	133	96	81
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	13	18	15
Excess deferred income tax amortization	(18)	(41)	(42)
Other, net	(3)	3	(1)
Total	(8)	(20)	(28)
Total income tax expense	$125	$76	$53
Effective tax rate	20%	17%	14%
CERC - Continuing Operations (9) (10) (11)
Income before income taxes	$961	$466	$382
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	202	98	80
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	35	31	59
State law change, net of federal income tax	—	(9)	—
State valuation allowance, net of federal income tax	—	(15)	1
Excess deferred income tax amortization	(28)	(30)	(29)
Goodwill Impairment	30	—	—
Other, net	(3)	1	6
Total	34	(22)	37
Total income tax expense (benefit)	$236	$76	$117
Effective tax rate	25%	16%	31%
CERC - Discontinued Operations (12)
Income (loss) before income taxes	$—	$—	$(68)
Federal statutory income tax rate	—%	—%	21%
Expected federal income tax expense (benefit)	—	—	(14)
Increase in tax expense resulting from:
State income tax expense, net of federal income tax	—	—	(2)
Goodwill impairment	—	—	10
Other, net	—	—	4
Total	—	—	12
Total income tax expense (benefit)	$—	$—	$(2)
Effective tax rate	—%	—%	3%

(1)Recognized a $51 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, and a $84 million expense for the goodwill impairment on the Arkansas and Oklahoma Natural Gas business sale.
(2)Recognized a $75 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $23 million benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, and a $15 million benefit for the impact of a change in the NOL carryforward period in Louisiana from 20 years to an indefinite period allowing for the release of the valuation allowance on certain Louisiana NOLs.
(3)Recognized a $76 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $39 million deferred tax expense for the non-deductible portion of the goodwill impairment on SIGECO, and a $37 million benefit for the NOL carryback claim allowed by the CARES Act.
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
(6)Recognized a $18 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(7)Recognized a $41 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(8)Recognized a $42 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(9)Recognized a $28 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, and a $30 million expense for the goodwill impairment on the Arkansas and Oklahoma Natural Gas business sale.
(10)Recognized a $9 million benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, a $30 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, and a $15 million benefit for the impact of a change in the NOL carryforward period in Louisiana from 20 years to an indefinite period allowing for the release of the valuation allowance on certain Louisiana NOLs.
(11)Recognized a $29 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulatory in certain jurisdictions.
(12)Recognized a $10 million deferred tax expense for the non-deductible portion of the goodwill impairment on the Energy Services Disposal Group.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(in millions)
CenterPoint Energy
Deferred tax assets:
Benefits and compensation	$121	$120
Regulatory liabilities	378	396
Loss and credit carryforwards	84	76
Asset retirement obligations	95	130
Indexed debt securities derivative	—	36
Investment in unconsolidated affiliates	—	1
Other	49	50
Valuation allowance	(10)	(11)
Total deferred tax assets	717	798
Deferred tax liabilities:
Property, plant and equipment	3,228	2,912
Regulatory assets	601	741
Investment in ZENS and equity securities related to ZENS	722	693
Investment in equity securities	—	195
Other	152	161
Total deferred tax liabilities	4,703	4,702
Net deferred tax liabilities	$3,986	$3,904

	December 31,
	2022	2021
	(in millions)
Houston Electric
Deferred tax assets:
Regulatory liabilities	$184	$175
Benefits and compensation	10	13
Asset retirement obligations	6	9
Other	13	10
Total deferred tax assets	213	207
Deferred tax liabilities:
Property, plant and equipment	1,330	1,215
Regulatory assets	112	114
Total deferred tax liabilities	1,442	1,329
Net deferred tax liabilities	$1,229	$1,122

CERC
Deferred tax assets:
Benefits and compensation	$9	$17
Regulatory liabilities	151	181
Loss and credit carryforwards	466	585
Asset retirement obligations	86	118
Other	25	30
Total deferred tax assets	737	931
Deferred tax liabilities:
Property, plant and equipment	1,427	1,264
Regulatory assets	381	536
Other	191	159
Total deferred tax liabilities	1,999	1,959
Net deferred tax liabilities	$1,262	$1,028

Tax Attribute Carryforwards and Valuation Allowance.  CenterPoint Energy has no federal NOL carryforwards and no federal charitable contribution carryforwards as of December 31, 2022. As of December 31, 2022, CenterPoint Energy had $1.1 billion of state NOL carryforwards that expire between 2023 and 2042, and $17 million of state tax credits that do not expire. CenterPoint Energy reported a valuation allowance of $10 million because it is more likely than not that the benefit from certain state NOL carryforwards will not be realized.

CERC has $1.8 billion of federal NOL carryforwards which have an indefinite carryforward period. CERC has $827 million of gross state NOL carryforwards which expire between 2023 and 2042 and $17 million of state tax credits which do not expire.

A reconciliation of CenterPoint Energy’s beginning and ending balance of unrecognized tax benefits, excluding interest and penalties, for 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
Balance, beginning of year	$3	$7
Increases related to tax positions of prior years	26	—
Decreases related to tax positions of prior years	(3)	(4)
Balance, end of year	$26	$3

CenterPoint Energy’s net unrecognized tax benefits, including penalties and interest, were $28 million as of December 31, 2022 and are included in other non-current liabilities in the Consolidated Financial Statements. Included in the balance of uncertain tax positions as of December 31, 2022 are $26 million of tax benefits that, if recognized, would affect the effective tax rate. The Registrants recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The above table does not include $2 million of accrued penalties and interest as of December 31, 2022. The Registrants believe that it is reasonably possible that there will be no change in unrecognized tax benefits, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2018 have been audited and settled with the IRS for CenterPoint Energy. For the 2019-2021 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger 2014-2019 tax years have been audited and settled with the IRS.

(15) Commitments and Contingencies

(a) Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets as of December 31, 2022 and 2021. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey solar project through a BTA to acquire its solar array assets for a fixed purchase price and approved recovery of costs via a levelized rate over the anticipated 35-year life. Due to community feedback and rising project costs caused by inflation and supply chain issues affecting the energy industry, Indiana Electric, along with Arevon, the developer, announced plans in January 2022 to downsize the Posey solar project to 191 MW. Indiana Electric collaboratively agreed to the scope change, and on February 1, 2023, Indiana Electric entered into an amended and restated BTA that is contingent on further IURC review and approval. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve the amended BTA. With the passage of the IRA, Indiana Electric can now pursue PTCs for solar projects. Indiana Electric will request that project costs, net of PTCs, be recovered in rate base rather than a levelized rate, through base rates or the CECA mechanism, depending on which provides more timely recovery. The Posey solar project is expected to be placed in service in 2025.

On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing was held on November 1, 2022. On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric to purchase and acquire the Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project under Ind. Code Ch. 8-1-8.8, approved the proposed levelized rate and associated ratemaking and accounting treatment. The project is expected to be placed in service by 2025.

As of December 31, 2022, other than discussed below, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy		CERC
	Natural Gas and Coal Supply	Other (1)	Natural Gas Supply
	(in millions)
2023	$1,014	$151	$894
2024	887	208	827
2025	648	681	599
2026	488	45	445
2027	421	86	377
2028 and beyond	2,070	453	1,954

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 to 25 years and its purchase commitment under its BTA in Posey County, Indiana at the original contracted amount, prior to any renegotiation, and its BTA in Pike County, Indiana, are included above. The remaining undiscounted payment obligations relate primarily to technology hardware and software agreements.
Excluded from the table above are estimates for cash outlays from other PPAs through Indiana Electric that do not have minimum thresholds but do require payment when energy is generated by the provider. Costs arising from certain of these commitments are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

(b) AMAs (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas businesses continue to utilize AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas. CenterPoint Energy’s and CERC’s Natural Gas may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. For amounts outstanding under these AMAs and AMAs with the Energy Services Disposal Group, see Notes 4 and 13.

(c) Guarantees and Product Warranties (CenterPoint Energy)

In the normal course of business, Energy Systems Group enters into contracts requiring it to timely install infrastructure, operate facilities, pay vendors and subcontractors and support warranty obligations and, at times, issue payment and performance bonds and other forms of assurance in connection with these contracts.

Specific to Energy Systems Group’s role as a general contractor in the performance contracting industry, as of December 31, 2022, there were 66 open surety bonds supporting future performance with an aggregate face amount of approximately $646 million. Energy Systems Group’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of December 31, 2022, approximately 37% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to Energy Systems Group. In addition to these performance obligations, Energy Systems Group also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of December 31, 2022, there were 34 warranties totaling $521 million and an additional $1.4 billion in energy savings commitments not guaranteed by Vectren Corp. Since Energy Systems Group’s inception in 1994, CenterPoint Energy believes Energy Systems Group has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operating effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of December 31, 2022 and no amounts were recorded on CenterPoint Energy’s Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of Energy Systems Group. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of December 31, 2022, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting Energy Systems Group’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $527 million as of December 31, 2022. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(d) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to the February 2021 Winter Storm Event. Various legal proceedings are still pending and new legal matters are being filed against numerous entities with respect to the February 2021 Winter Storm Event, including against CenterPoint Energy, Utility Holding, LLC, Houston Electric, and CERC. Like other Texas energy companies and TDUs, CenterPoint Energy and Houston Electric have become involved in certain investigations, litigation and other regulatory and legal proceedings regarding their efforts to restore power during the storm and their compliance with NERC, ERCOT and PUCT rules and directives. Additionally, like other natural gas market participants, CERC has recently been named in litigation alleging gas market manipulation.

CenterPoint Energy, Utility Holding, LLC, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) have received, and may continue to receive, claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages.

The litigation is consolidated in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding. The judge overseeing the multi-district litigation issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. The judge ruled that ERCOT has sovereign immunity as a governmental entity and dismissed the suits against it. The judge also dismissed all claims against the natural gas defendants (which incorrectly included Utility Holding, LLC), and the REP defendants and some causes of action against the other defendants. As to the TDU and generator defendants, the judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants are asking the court of appeals to overturn. The judge allowed plaintiffs to file amended petitions, but otherwise the cases remain stayed for now as the judge addresses additional preliminary issues.

Following the initial rulings and around the two-year anniversary of the February 2021 Winter Storm Event, there have been voluminous amendments, non-suits, re-filings, and new filings of lawsuits, such that the pleadings are still being settled and the precise number of cases and claims against particular defendants and in total is still being determined. As of February 15, 2023, there are approximately 250 pending lawsuits that are in or will be added to the multi-district litigation proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 160 of those. One of the newly filed lawsuits is a putative class action on behalf of everyone who received electric power via the ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021. Additionally, Utility Holding, LLC has been named as a defendant in approximately 20 lawsuits, but those claims are being dismissed in light of the judge’s rulings. CenterPoint Energy, Utility Holding, LLC, and Houston Electric intend to vigorously defend themselves against the claims raised.

CenterPoint Energy and Houston Electric have also responded to inquiries from the Texas Attorney General and the Galveston County District Attorney’s Office, and various other regulatory and governmental entities also conducted inquiries, investigations and other reviews of the February 2021 Winter Storm Event and the efforts made by various entities to prepare for, and respond to, the event, including the electric generation shortfall issues.

In February 2023, several lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as one such defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CES). One lawsuit is a putative class action on behalf of two classes of electric and natural gas customers (those who experienced a loss of electricity and/or natural gas, and those who were charged securitization-related surcharges on a utility bill or were otherwise charged higher rates for electricity and/or gas during the February 2021 Winter Storm Event), potentially including millions of class members. The other lawsuits are brought by an entity that purports to be an assignee of claims by tens of thousands of persons and entities that have assigned claims to the plaintiff. Together, the lawsuits allege that the defendants engaged in gas market manipulation and price gouging, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event, Winter Storm Elliott, and other severe weather conditions, and through financial market manipulation. Plaintiffs allege that this manipulation impacted gas supply and prices as well as the market, supply, and price of electricity in Texas and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment, and allege a broad array of injuries and damages, including personal injury, property damage, and harm from certain costs being securitized and passed on to ratepayers. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, statutory, consequential economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. CERC intends to vigorously defend itself against the claims raised.

To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the numerosity of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of certain of the recent allegations, however, it is possible that the insurers for third party bodily injury and property damage claims could dispute coverage for other types of damage that may be alleged by plaintiffs. CenterPoint Energy and its subsidiaries intend to continue to pursue any and all available insurance coverage for all of the litigation related to the February 2021 Winter Storm Event.

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

	December 31, 2022
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

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy filed timely extension requests available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The EPA is still reviewing industry extension requests, including CenterPoint Energy’s extension request for the Culley East pond. Companies can continue to operate ponds pending completion of the EPA’s evaluation of the requests for extension. If the EPA denies a full extension request, that denial may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or may adversely impact Indiana Electric’s future operations. Failure to comply with a cease waste receipt could also result in an enforcement proceeding, resulting in the imposition of fines and penalties. On October 5, 2022, EPA issued a proposed conditional approval of the Part A extension request for the A.B. Brown pond. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds. On November 1, 2022, Indiana Electric filed for a CPCN to recover federally mandated costs associated with closure of the Culley East Pond, its third and final ash pond. Indiana Electric is also seeking accounting and ratemaking relief for the project. The project costs are estimated to be approximately $50 million, inclusive of overheads.

OUCC and intervenor testimony is due February 10, 2023 and Indiana Electric’s rebuttal testimony is due on February 24, 2023. A hearing is currently scheduled for March 14, 2023.

As of December 31, 2022, CenterPoint Energy has recorded an approximate $104 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

Clean Water Act Permitting of Groundwater Discharges. In April 2020, the U.S. Supreme Court issued an opinion providing that indirect discharges via groundwater or other non-point sources are subject to permitting and liability under the Clean Water Act when they are the functional equivalent of a direct discharge. The Registrants are evaluating the extent to which this decision will affect Clean Water Act permitting requirements and/or liability for their operations.

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

(16) Earnings Per Share (CenterPoint Energy)

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

	For the Year Ended December 31,
	2022	2021	2020
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$1,057	$668	$483
Less: Preferred stock dividend requirement (Note 12)	49	95	144
Less: Amortization of beneficial conversion feature (Note 12)	—	—	32
Income available to common shareholders from continuing operations - basic and diluted	1,008	573	307
Income (loss) available to common shareholders from discontinued operations - basic and diluted	—	818	(1,256)
Income (loss) available to common shareholders - basic and diluted	$1,008	$1,391	$(949)
Denominator:
Weighted average common shares outstanding - basic	629,415,000	592,933,000	531,031,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,931,000	5,181,000	—
Series C Preferred Stock (3)	—	11,824,000	—
Weighted average common shares outstanding - diluted	632,346,000	609,938,000	531,031,000

Anti-dilutive Incremental Shares Excluded from Denominator for Diluted Earnings (Loss) Computation:
Restricted stock	—	—	3,690,000
Series B Preferred Stock (2)	—	23,906,000	35,922,000
Series C Preferred Stock (3)	—	—	23,807,000

	For the Year Ended December 31,
	2022	2021	2020
	(in millions, except per share and share amounts)
Earnings (loss) per common share:
Basic earnings per common share - continuing operations	$1.60	$0.97	$0.58
Basic earnings (loss) per common share - discontinued operations	—	1.38	(2.37)
Basic Earnings (Loss) Per Common Share	$1.60	$2.35	$(1.79)
Diluted earnings per common share - continuing operations	$1.59	$0.94	$0.58
Diluted earnings (loss) per common share - discontinued operations	—	1.34	(2.37)
Diluted Earnings (Loss) Per Common Share	$1.59	$2.28	$(1.79)

(1)There were no undistributed earnings to be allocated to participating securities for the years ended December 31, 2021 and 2020.
(2)As of December 31, 2021, all of the outstanding Series B Preferred Stock has been converted into Common Stock. For further information, see Note 12.
(3)As of December 31, 2021, all of the outstanding Series C Preferred Stock has been converted into Common Stock. For further information, see Note 12.

(17) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which its CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments. Certain prior year amounts have been reclassified for assets held for sale, discontinued operations, or the Restructuring as described below. Additionally, in 2022 CenterPoint Energy sold certain assets previously owned by entities within Corporate and Other to businesses within the Electric and Natural Gas reportable segments, and prior year amounts were reclassified.

As of December 31, 2022, reportable segments by Registrant are as follows:

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

•CenterPoint Energy’s Corporate and Other reportable segment consists of energy performance contracting and sustainable infrastructure services through Energy Systems Group and other corporate operations which support all of the business operations of CenterPoint Energy.

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

Expenditures for long-lived assets include property, plant and equipment. Intersegment sales are eliminated in consolidation, except as described in Note 4.

Financial data for reportable segments is as follows, including Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Revenues from External Customers	Depreciation and Amortization	Interest Income (1)	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
For the year ended December 31, 2022:
Electric	$4,108	$793	$4	$(235)	$147	$603
Natural Gas	4,946	466	2	(137)	243	492
Corporate and Other	267	29	59	(214)	(30)	(38)
Eliminations	—	—	(62)	62	—	—
Continuing Operations	$9,321	$1,288	$3	$(524)	$360	1,057
Discontinued Operations, net						—
Consolidated						$1,057

For the year ended December 31, 2021:
Electric	$3,763	$775	$—	$(226)	$95	$475
Natural Gas	4,336	527	1	(141)	80	403
Corporate and Other	253	14	118	(278)	(65)	(210)
Eliminations	—	—	(116)	116	—	—
Continuing Operations	$8,352	$1,316	$3	$(529)	$110	668
Discontinued Operations, net						818
Consolidated						$1,486
For the year ended December 31, 2020:
Electric	$3,470	$684	$3	$(220)	$72	$230
Natural Gas	3,631	491	8	(153)	125	278
Corporate and Other	317	14	104	(267)	(117)	(25)
Eliminations	—	—	(111)	111	—	—
Continuing Operations	$7,418	$1,189	$4	$(529)	$80	483
Discontinued Operations, net						(1,256)
Consolidated						$(773)
(1) Interest income from Securitization Bonds of less than $1 million, $1 million and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in Other income, net on CenterPoint Energy’s and Houston Electric’s respective Statements of Consolidated Income.

	Total Assets		Expenditures for Long-lived Assets
	December 31,		December 31,
	2022	2021	2022	2021	2020
	(in millions)
Electric	$19,024	$16,548	$2,611	$2,008	$1,281
Natural Gas	18,043	16,270	1,697	1,178	1,139
Corporate and Other, net of eliminations (1)	1,479	2,523	107	42	95
Continuing Operations	38,546	35,341	4,415	3,228	2,515
Assets Held for Sale/Discontinued Operations	—	2,338	3	171	21
Consolidated	$38,546	$37,679	$4,418	$3,399	$2,536

(1)Total assets included pension and other postemployment-related regulatory assets of $405 million and $427 million as of December 31, 2022 and 2021, respectively.

Assets Held for Sale and Discontinued Operations (CenterPoint Energy and CERC)

For further information regarding CenterPoint Energy’s and CERC’s assets held for sale, discontinued operations and disposals, see Note 4.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

Major Customers (CenterPoint Energy and Houston Electric)

Houston Electric’s revenues from major external customers are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Affiliates of NRG	$1,046	$905	$749
Affiliates of Vistra Energy Corp.	489	410	404

Revenues by Products and Services

	Year Ended December 31,
	2022			2021			2020
Revenues by Products and Services:	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC (1)	CenterPoint Energy	Houston Electric	CERC (1)
	(in millions)
Electric delivery	$3,438	$3,412	$—	$3,158	$3,134	$—	$2,941	$2,911	$—
Retail electric sales	630	—	—	559	—	—	515	—	—
Wholesale electric sales	40	—	—	46	—	—	14	—	—
Retail gas sales	4,759	—	4,613	4,157	—	4,021	3,462	—	3,362
Gas transportation and processing	12	—	12	12	—	12	15	—	15
Energy products and services	442	—	175	420	—	167	471	—	154
Total	$9,321	$3,412	$4,800	$8,352	$3,134	$4,200	$7,418	$2,911	$3,531

(1)Includes revenues of Indiana Gas and VEDO to reflect the recast from the Restructuring.

(18) Supplemental Disclosure of Cash Flow Information

CenterPoint Energy and CERC elected not to separately disclose discontinued operations on their respective Condensed Statements of Consolidated Cash Flows. The table below provides supplemental disclosure of cash flow information and does not exclude the Infrastructure Services and Energy Services Disposal Groups prior to the closing of the respective transactions.

The tables below provide supplemental disclosure of cash flow information:

	2022			2021			2020
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$480	$223	$104	$489	$208	$130	$471	$201	$143
Income tax payments (refunds), net	421	142	37	(46)	20	(7)	143	65	(5)
Non-cash transactions:
Accounts payable related to capital expenditures	335	168	139	370	261	128	153	102	66
Fair Value of Energy Transfer Common Units received for Enable Merger	—	—	—	1,672	—	—	—	—	—
Fair Value of Energy Transfer Series G Preferred Units received for Enable Merger	—	—	—	385	—	—	—	—	—
ROU assets obtained in exchange for lease liabilities	7	6	—	2	—	—	15	1	5
Beneficial conversion feature	—	—	—	—	—	—	32	—	—
Amortization of beneficial conversion feature	—	—	—	—	—	—	(32)	—	—

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the amount reported in the Statements of Consolidated Cash Flows:

	December 31, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$74	$75	$—	$230	$214	$15
Restricted cash included in Prepaid expenses and other current assets	17	13	—	24	19	—
Total cash, cash equivalents and restricted cash shown in Statements of Consolidated Cash Flows	$91	$88	$—	$254	$233	$15

(1)Houston Electric’s Cash and cash equivalents as of December 31, 2022 and 2021 included $75 million and $92 million, respectively, of cash related to the Bond Companies.

(19) Related Party Transactions (Houston Electric and CERC)

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

The table below summarizes money pool activity:

	December 31, 2022		December 31, 2021
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$(642)	$—	$(512)	$(224)
Weighted average interest rate	4.75%	4.75%	0.34%	0.34%

(1)Included in Accounts and notes receivable (payable)–affiliated companies in Houston Electric’s and CERC’s Consolidated Balance Sheets.

Houston Electric and CERC affiliate-related net interest income (expense) were as follows:

	Year Ended December 31,
	2022		2021		2020
	Houston Electric	CERC	Houston Electric	CERC (1)	Houston Electric	CERC (1)
	(in millions)
Interest income (expense), net (2)	$—	$(18)	$—	$(38)	$—	$(35)

(1)Includes affiliate-related net interest expense of Indiana Gas and VEDO to reflect the Restructuring.
(2)Interest income is included in Other, net and interest expense is included in Interest and other finance charges on Houston Electric’s and CERC’s respective Statements of Consolidated Income.

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

Amounts charged for these services are included primarily in Operation and maintenance expenses:

	Year Ended December 31,
	2022		2021		2020
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$167	$237	$189	$257	$197	$232
Net affiliate service charges (billings)	15	(15)	(7)	7	(16)	16

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Year Ended December 31,
	2022		2021		2020
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$316	$124	$—	$—	$551	$128
Cash dividend paid to parent related to the sale of the Arkansas and Oklahoma Natural Gas businesses	—	720	—	—	—	—
Cash contribution from parent	1,143	289	130	140	62	337
Net assets acquired in the Restructuring (1)	—	2,345	—	—	—	—
Capital distribution to parent associated with the sale of CES	—	—	—	—	—	286
Non-cash capital contribution from parent in payment for property, plant and equipment below	38	54	—	—	—	—
Cash paid to parent for property, plant and equipment below	65	61	—	—	—	—
Property, plant and equipment from parent (2)	103	115	—	—	36	23

(1)The Restructuring was a common control transaction that required the recasting of financial information to the earliest period presented. Therefore, the net asset transfer is not reflected during the current period on CERC’s Condensed Statements of Consolidated Changes in Equity.
(2)Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(20) Leases

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

The Registrants’ lease agreements do not contain any material residual value guarantees, material restrictions or material covenants. There are no lease transactions with related parties. Agreements in which the Registrants are lessors do not include provisions for the lessee to purchase the assets. Because risk is minimal, the Registrants do not take any significant actions to manage risk associated with the residual value of their leased assets.

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

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for mobile generation. The short-term lease agreement allows Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. As of December 31, 2022, the short-term lease agreement has expired and all mobile generation assets are leased under the long-term lease agreement. Per Houston Electric’s short-term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled $103 million and $20 million as of December 31, 2022 and 2021, respectively.

The long-term lease agreement includes up to 505 MW of TEEEF of which 380 MW and 125 MW was delivered as of December 31, 2022 and 2021, respectively, triggering lease commencement at delivery, and has an initial term ending in 2029 for all TEEEF leases. The total cash payments under the long-term lease totaled $664 million, with $179 million paid in 2021 and the remaining $485 million paid in 2022. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of December 31, 2022 and 2021 and relates to removal costs that will be incurred at the end of the lease term. As of December 31, 2022, Houston Electric has secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $113 million. The $113 million prepayment is being held in an escrow account, not controlled by Houston Electric, and the funds will be released when a first lien can be secured by Houston Electric. Expenses associated with the long-term lease, including depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset and totaled $60 million and $1 million as of December 31, 2022 and 2021, respectively. The long-term lease agreement contains a termination clause that can be exercised in the event of material adverse regulatory actions. If the right to terminate is elected, subject to the satisfaction of certain conditions, 75% of Houston Electric’s prepaid lease costs that is attributable to the period from the effective date of termination to the end of the lease term would be refunded. In December 2022, the long-term lease agreement was amended to include a disallowance reimbursement clause that can be exercised in the event that any regulatory proceeding or settlement agreement results in a disallowance of Houston Electric’s recovery of deferred costs under either the long-term lease agreement, short-term lease agreement or any other quantifiable adverse financial impact to Houston Electric. If the disallowance reimbursement clause is exercised, 85% of such disallowance up to $53 million would be paid to Houston Electric. Any disallowance greater than $53 million would remain subject to the 75% limit set forth in the termination clause. For further discussion of the regulatory impacts, see Note 7.

Houston Electric will also incur variable costs throughout the lease term for the operation and maintenance of the generators. Lease costs, including variable and ROU asset amortization costs, are deferred to Regulatory assets as incurred as a recoverable cost under the 2021 Texas legislation. See Note 7 for further information regarding recovery of these deferred costs.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Statements of Consolidated Income, are as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$6	$1	$2	$8	$1	$4
Short-term lease cost	167	166	1	119	118	—
Total lease cost (1)	$173	$167	$3	$127	$119	$4

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than to Depreciation and Amortization in the Statements of Consolidated Income.

The components of lease income were as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$5	$1	$3	$6	$1	$3
Variable lease income	2	—	—	1	—	—
Total lease income	$7	$1	$3	$7	$1	$3

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022			December 31, 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$19	$6	$5	$22	$1	$12
Finance ROU assets (2)	621	621	—	179	179	—
Total leased assets	$640	$627	$5	$201	$180	$12
Liabilities:
Current operating lease liability (3)	$5	$1	$2	$6	$1	$2
Non-current operating lease liability (4)	14	5	4	17	—	11
Total leased liabilities (5)	$19	$6	$6	$23	$1	$13

Weighted-average remaining lease term (in years) - operating leases	4.3	4.8	3.9	6.2	4.1	6.5
Weighted-average discount rate - operating leases	3.80%	4.01%	3.58%	3.10%	2.86%	3.20%
Weighted-average remaining lease term (in years) - finance leases	6.5	6.5	—	7.5	7.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	2.21%	2.21%	—

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
(4)Reported within Other liabilities in the Registrants’ respective Consolidated Balance Sheets.
(5)Finance lease liabilities were not material as of December 31, 2022 or 2021 and are reported within Other long-term debt in the Registrants’ respective Consolidated Balance Sheets when applicable.

As of December 31, 2022, finance lease liabilities were not significant to the Registrants. As of December 31, 2022, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2023	$5	$1	$2
2024	5	2	1
2025	4	2	1
2026	4	1	2
2027	2	1	—
2028 and beyond	1	—	—
Total lease payments	21	7	6
Less: Interest	2	1	—
Present value of lease liabilities	$19	$6	$6

As of December 31, 2022, future minimum finance lease payments were not significant to the Registrants. As of December 31, 2022, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2023	$7	$1	$4
2024	7	1	4
2025	7	1	4
2026	7	—	4
2027	7	—	4
2028 and beyond	159	—	156
Total lease payments to be received	$194	$3	$176

Other information related to leases is as follows:

	Year Ended December 31, 2022
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$6	$1	$2
Financing cash flows from finance leases included in the measurement of lease liabilities	485	485	—

See Note 18 for information on ROU assets obtained in exchange for operating lease liabilities.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of December 31, 2022 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Under the supervision and with the participation of the Registrants’ management, including their respective principal executive officers and principal financial officers, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management has concluded, in each case, that their internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, CenterPoint Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of CenterPoint Energy’s internal control over financial reporting as of December 31, 2022 which is set forth below. This report is not applicable to Houston Electric or CERC as they are not accelerated or large accelerated filers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
CenterPoint Energy, Inc.

Opinion on Internal Control over Financial Reporting
 We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 2023

Item 9B.Other Information

Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation

On February 16, 2023, CERC Corp. entered into a $500 million Term Loan Agreement among Mizuho Bank, Ltd., as administrative agent, and the banks party thereto. CERC Corp. borrowed the full $500 million at closing and intends to use the proceeds thereof for general corporate purposes, including the repayment of a portion of its outstanding commercial paper. The maturity date for the borrowings under the Term Loan Agreement is February 15, 2024.

Borrowings under the Term Loan Agreement bear interest, at CERC Corp.’s option, at a rate equal to either (i) Term SOFR (as defined in the Term Loan Agreement), which includes an adjustment of 0.10% per annum plus a margin of 0.85% or (ii) the Alternate Base Rate (as defined in the Term Loan Agreement). The Term Loan Agreement contains certain covenants, including a covenant that requires CERC Corp. not to exceed a specified ratio of debt to consolidated capitalization (excluding, among other things, non-cash reductions to net income).

Borrowings under the Term Loan Agreement may be voluntarily prepaid without penalty or premium, other than customary breakage costs related to prepayments of loans that bear interest based on Term SOFR. The Term Loan Agreement also provides a mechanism to replace Term SOFR or other then-applicable interest rate benchmark if it is no longer available.

Borrowings under the Term Loan Agreement are subject to acceleration upon the occurrence of events of default that CERC Corp. considers customary. The Term Loan Agreement also provides for the payment of customary fees, including administrative agent fees and other fees.

Mizuho Bank, Ltd. participates in the credit facilities of CERC Corp., the other Registrants and SIGECO.

The Term Loan Agreement described above is filed as Exhibit 10.1(kk) to this Annual Report and is incorporated by reference herein. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Term Loan Agreement.

Compensatory Arrangements of Certain Officers (CenterPoint Energy)

On February 15, 2023, the Compensation Committee approved new forms of award agreement under CenterPoint Energy’s LTIP for restricted stock unit awards and performance unit awards for the President and Chief Operating Officer. The newly approved forms of award agreement provide for the continuing vesting of Mr. Wells’ restricted stock units and performance units, subject to the actual achievement of applicable performance objectives, if he is not promoted to Chief Executive Officer by January 1, 2025 and after such date, if he is terminated without cause or resigns.

The description of the forms of award agreement are qualified in their entirety by reference to the full text of the respective form award agreement, which are included as Exhibits 10(ee)(9) and 10(ee)(10) hereto and incorporated by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

For CenterPoint Energy, the information called for by Item 10, to the extent not set forth in “Information About Our Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2023 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 11.Executive Compensation

For CenterPoint Energy, the information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2023 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For CenterPoint Energy, the information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2023 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 13.Certain Relationships and Related Transactions, and Director Independence

For CenterPoint Energy, the information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2023 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 14.Principal Accounting Fees and Services

For CenterPoint Energy, the information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2023 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Aggregate fees billed to Houston Electric and CERC during the year ended December 31, 2022 and 2021 by their principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2022		2021
	Houston Electric	CERC	Houston Electric	CERC
Audit fees (1)	$708,180	$965,700	$650,344	$963,833
Audit-related fees (2)	435,000	559,000	347,000	152,000
Total audit and audit-related fees	1,143,180	1,524,700	997,344	1,115,833
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total fees	$1,143,180	$1,524,700	$997,344	$1,115,833

(1)For 2022 and 2021, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)For 2022 and 2021, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Houston Electric and CERC each are not required to have, and do not have, an audit committee.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing for CenterPoint Energy as Exhibits 99.1 and 99.2.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2022

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
For Fiscal Year Ended December 31, 2022

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(a)	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (Texas Genco), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1	X
2(b)	—	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	X
2(c)(1)	—	Agreement and Plan of Merger among CERC, Houston Lighting and Power Company (“HL&P”), HI Merger, Inc. and NorAm Energy Corp. (“NorAm”) dated August 11, 1996	Houston Industries’ (“HI’s”) Form 8-K dated August 11, 1996	1-7629	2			X
2(c)(2)	—	Amendment to Agreement and Plan of Merger among CERC, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996	Registration Statement on Form S-4	333-11329	2(c)			X
2(d)	—	Agreement and Plan of Merger dated December 29, 2000 merging Reliant Resources Merger Sub, Inc. with and into Reliant Energy Services, Inc.	Registration Statement on Form S-3	333-54526	2			X
2(e)	—	Master Formation Agreement dated March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC.	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(f)	—	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	X
2(g)	—	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	X		X
2(h)	—	Asset Purchase Agreement by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	X		X
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	X
3(b)	—	Articles of Conversion of Reliant Energy Incorporated	Houston Electric’s Form 8-K dated August 31, 2002	1-3187	3(a)		X
3(c)	—	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		X
3(d)	—	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			X
3(e)	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			X
3(f)	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			X
3(g)	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			X
3(h)	—	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	X
3(i)	—	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		X
3(j)	—	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3(k)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	X
3(l)	—	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	X
3(m)	—	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	X
3(n)	—	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	X
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1	X
4(b)	—	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	X
4(c)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3	X
4(d)(1)	—	Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto	HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)	X	X
4(d)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(d)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)	X	X
4(d)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(d)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(d)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4	X	X
4(d)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(d)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4	X	X
4(d)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(d)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4	X	X
4(d)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(d)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4	X	X
4(d)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(d)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)	X	X
4(d)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(d)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)	X	X
4(e)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)	X	X
4(e)(2)	—	Third Supplemental Indenture to Exhibit 4(e)(1), dated as of October 10, 2002	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)	X	X
4(e)(3)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)	X	X
4(e)(4)	—	Ninth Supplemental Indenture to Exhibit 4(e)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)	X	X
4(e)(5)	—	Tenth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1	X	X
4(e)(6)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(e)(7)	—	Twentieth Supplemental Indenture to Exhibit 4(e)(1), dated as of December 9, 2008	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2	X	X
4(e)(8)	—	Twenty-Second Supplemental Indenture to Exhibit 4(e)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)	X	X
4(e)(9)	—	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)	X	X
4(e)(10)	—	Twenty-Third Supplemental Indenture to Exhibit 4(e)(1) dated as of March 17, 2014	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10	X	X
4(e)(11)	—	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11	X	X
4(e)(12)	—	Twenty-Fifth Supplemental Indenture to Exhibit 4(e)(1) dated as of August 11, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5	X	X
4(e)(13)	—	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6	X	X
4(e)(14)	—	Twenty-Sixth Supplemental Indenture to Exhibit 4(e)(1) dated as of January 12, 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)	X	X
4(e)(15)	—	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)	X	X
4(e)(16)	—	Twenty-Seventh Supplemental Indenture to Exhibit 4(e)(1) dated as of February 28, 2018	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.9	X	X
4(e)(17)	—	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.10	X	X
4(e)(18)	—	Twenty-Eighth Supplemental Indenture to Exhibit 4(e)(1) dated as of January 15, 2019	Houston Electric’s Form 8-K dated January 10, 2019	1-3187	4.4	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(e)(19)	—	Officer’s Certificate, dated as of January 15, 2019, setting forth the form, terms and provisions of the Twenty-Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2018	1-31447	4(h)(24)	X	X
4(e)(20)	—	Twenty-Ninth Supplemental Indenture to Exhibit 4(e)(1) dated as of June 5, 2020	Houston Electric’s Form 8-K dated June 2, 2020	1-3187	4.4	X	X
4(e)(21)	—	Officer’s Certificate, dated as of June 5, 2020, setting forth the form, terms and provisions of the Thirtieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2020	1-31447	4.26	X	X
4(e)(22)	—	Thirtieth Supplemental Indenture to Exhibit 4(e)(1), dated as of March 11, 2021	Houston Electric’s Form 8-K dated March 8, 2021	1-3187	4.4	X	X
4(e)(23)	—	Officer’s Certificate, dated as of March 11, 2021, setting forth the form, terms and provisions of the Thirty-First and Thirty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.22	X	X
4(e)(24)	—	Thirty-First Supplemental Indenture to Exhibit 4(e)(1), dated as of February 28, 2022	Houston Electric’s Form 8-K dated February 23, 2022	1-3187	4.4		X
4(e)(25)	—	Officer’s Certificate, dated as of February 28, 2022, setting forth the form, terms and provisions of the Thirty-Third and Thirty-Fourth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2022	1-31447	4.11		X
4(e)(26)	—	Thirty-Second Supplemental Indenture to Exhibit 4(e)(1), dated as of September 15, 2022	Houston Electric’s Form 8-K dated September 12, 2022	1-3187	4.4		X
4(e)(27)	—	Officer’s Certificate, dated September 15, 2022, setting forth the form, terms and provisions of the Thirty-Fifth and Thirty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2022	1-31447	4.7		X
4(f)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1	X		X
4(f)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(f)(3)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9	X		X
4(f)(4)	—	Supplemental Indenture No. 14 to Exhibit 4(f)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)	X		X
4(f)(5)	—	Supplemental Indenture No. 16 to Exhibit 4(f)(1) dated as of August 23, 2017, providing for the issuance of CERC Corp.’s 4.10% Senior Notes due 2047	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.11	X		X
4(f)(6)	—	Supplemental Indenture No. 17 to Exhibit 4(f)(1) dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028	CERC’s Form 10-Q for the quarter ended March 31, 2018	1-13265	4.4	X		X
4(f)(7)	—	Supplemental Indenture No. 18 to Exhibit 4(f)(1), dated as of October 1, 2020, providing for the issuance of CERC Corp.’s 1.75% Senior Notes due 2030	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2020	1-31447	4.23	X		X
4(f)(8)	—	Supplemental Indenture No. 19 to Exhibit 4(f)(1), dated as of March 2, 2021, providing for the issuance of CERC’s Corp.’s Floating Rate Senior Notes due 2023	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.18	X		X
4(f)(9)	—	Supplemental Indenture No. 20 to Exhibit 4(f)(1), dated as of March 2, 2021, providing for the issuance of CERC Corp.’s 0.70% Senior Notes due 2023	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.19	X		X
4(f)(10)	—	Supplemental Indenture No. 21, dated as of June 9, 2022, to the Indenture under Exhibit 4(f)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2022	1-31447	4.12			X
4(f)(11)	—	Supplemental Indenture No. 22, to Exhibit 4(f)(1), dated as of October 5, 2022, providing for the issuance of CERC Corp.’s 6.10% Senior Notes due 2035	CERC’s Form 8-K dated October 5, 2022	1-13265	4.2			X
4(g)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(g)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(g)(1), dated as of October 5, 2018, providing for the issuance of CenterPoint Energy’s 3.60% Senior Notes due 2021, 3.85% Senior Notes due 2024 and 4.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2018	1-31447	4.14	X
4(g)(3)	—	Supplemental Indenture No. 11 to Exhibit 4(g)(1), dated as of August 14, 2019, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2024, 2.95% Senior Notes due 2030 and 3.70% Senior Notes due 2049	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2019	1-31447	4.2	X
4(g)(4)	—	Supplemental Indenture No. 12 to Exhibit 4(g)(1), dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s Floating Rate Senior Notes due 2024	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	4.24	X
4(g)(5)	—	Supplemental Indenture No. 13 to Exhibit 4(g)(1), dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s 1.45% Senior Notes due 2026 and 2.65% Senior Notes due 2031	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	4.25	X
4(h)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1	X
4(h)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(h)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2	X
4(h)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)	X
4(h)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(h)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(i)(1)	—	Mortgage and Deed of Trust dated as of April 1, 1932 between SIGECO and Bankers Trust Company, as Trustee, as amended and supplemented by 28 Supplemental Indentures thereto	Post-Effective Amendment No. 1 Form 8-K dated June 1, 1984 Form 8-K dated March 24, 1986 Form 8-K dated June 3, 1986	2-2536 2-62032 2-88923 1-3553 1-3553 1-3553	B-1, B-2 (b)(4)(ii) 4(b)(2) 4 4-A 4	X X X X X X
4(i)(2)	—	Additional Supplemental Indentures to Exhibit 4(i)(1)				X
		Date as of	File Reference	Exhibit No.
		July 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
		November 1, 1985	1-3553, SIGECO’s Form 10-K for the fiscal year 1985	4-A
		November 15, 1986	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
		January 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1986	4-A
		December 15, 1987	1-3553, SIGECO’s Form 10-K for the fiscal year 1987	4-A
		December 13, 1990	1-3553, SIGECO’s Form 10-K for the fiscal year 1990	4-A
		April 1, 1993	1-3553, SIGECO’s Form 8-K dated April 13, 1993	4
		June 1, 1993	1-3553, SIGECO’s Form 8-K dated June 14, 1993	4
		May 1, 1993	1-3553, SIGECO’s Form 10-K for the fiscal year 1993	4(a)
		July 1, 1999	1-3553, SIGECO’s Form 10-Q for the quarter ended June 30, 1999	4(a)
		March 1, 2000	1-15467, Vectren’s Form 10-K for the year ended December 31, 2001	4.1
		August 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.1
		October 1, 2004	1-15467, Vectren’s Form 10-K for the year ended December 31, 2004	4.2
		April 1, 2005	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.1

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
		March 1, 2006	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.2
		December 1, 2007	1-15467, Vectren’s Form 10-K for the year ended December 31, 2007	4.3
		August 1, 2009	1-15467, Vectren’s Form 10-K for the year ended December 31, 2009	4.1
		April 1, 2013	1-15467, Vectren’s Form 8-K dated April 30, 2013	4.1
		September 1, 2014	1-15467, Vectren’s Form 8-K dated September 25, 2014	4.1
		September 1, 2015	1-15467, Vectren’s Form 8-K dated September 10, 2015	4.1
4(j)(1)	—	Indenture dated February 1, 1991 between Indiana Gas Company, Inc. and U.S Bank Trust National Association (formerly known as First Trust National Association, which was formerly known as Bank of America Illinois, which was formerly known as Continental Bank, National Association)	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(a)	X
4(j)(2)	—	First Supplemental Indenture to Exhibit 4(j)(1), dated as of February 15, 1991	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(b)	X
4(j)(3)	—	Second Supplemental Indenture to Exhibit 4(j)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(b)	X
4(j)(4)	—	Third Supplemental Indenture to Exhibit 4(j)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(c)	X
4(j)(5)	—	Fourth Supplemental Indenture to Exhibit 4(j)(1), dated as of December 2, 1992	Indiana Gas’s Form 8-K filed December 8, 1992	1-6494	4(b)	X
4(j)(6)	—	Fifth Supplemental Indenture to Exhibit 4(j)(1), dated as of December 28, 2000	Indiana Gas’s Form 8-K filed December 27, 2000	1-6494	4	X
4(k)(1)	—	Bond Purchase and Covenants Agreement, dated September 14, 2017, between SIGECO and PNC Bank, National Association	Vectren’s Form 8-K dated September 25, 2017	1-15467	4.1	X
4(k)(2)	—	Joinder and First Amendment to Exhibit 4(k)(1) dated March 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(k)(3)	—	Second Amendment to Exhibit 4(k)(1) dated May 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.2	X
†4(k)(4)	—	Third Amendment to Exhibit 4(k)(1) dated December 7, 2022 among SIGECO, the lenders party thereto and PNC Bank, National Association				X
4(l)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $40,000,000 aggregate principal amount of CERC’s 4.36% Senior Notes, Series B, due December 15, 2045	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.1	X		X
4(m)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $57,000,000 aggregate principal amount of CERC’s 3.72% Senior Notes, due December 5, 2023	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.2	X		X
4(n)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $10,000,000 aggregate principal amount of CERC’s 4.25% Senior Notes, Series B, due June 5, 2043	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.3	X		X
4(o)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $100,000,000 aggregate principal amount of CERC’s 5.00% Senior Notes, due February 3, 2042	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.4	X		X
4(p)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $60,000,000 aggregate principal amount of CERC’s 5.02% Senior Notes, Series B, due November 30, 2026 and $35,000,000 aggregate principal amount of CERC’s 5.99% Senior Notes, Series C, due November 30, 2041	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.5	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(q)	—	Registration Rights Agreement, dated as of October 5, 2022, between CenterPoint Energy Resources Corp. and Goldman Sachs & Co. LLC	CERC’s Form 8-K dated October 5, 2022	1-13265	4.3			X
†4(r)	—	Description of CenterPoint Energy’s Securities				X
†4(s)	—	Description of Houston Electric’s Securities					X
†4(t)	—	Description of CERC’s Securities						X
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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(a)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3	X
*10(b)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1	X
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4	X
*10(b)(3)	—	Partial Termination Amendment to Exhibit 10(b)(1), effective as of March 1, 2022	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-31447	10.14	X
*10(c)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1	X
*10(d)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4	X
*10(d)(2)	—	First Amendment to Exhibit 10(d)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(e)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3	X
*10(e)(2)	—	First Amendment to Exhibit 10(e)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6	X
*10(e)(3)	—	Second Amendment to Exhibit 10(b)(1), effective as of January 1, 2020	CenterPoint Energy’s Form 8-K dated December 9, 2019	1-31447	10.1	X
*10(e)(4)	—	Partial Termination Amendment to Exhibit 10(e)(1), effective as of March 1, 2022	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-31447	10.18	X
*10(f)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5	X
10(g)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2	X
10(g)(2)	—	Amendment to Exhibit 10(g)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)	X
10(h)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1	X
10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)	X
10(h)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5	X
10(h)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6	X
10(h)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(i)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)	X
10(i)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)	X
10(i)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)	X
*10(j)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2	X
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4	X
*10(k)(1)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	X
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective March 1, 2022	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.10	X
*10(k)(3)	—	Second Amendment to Exhibit 10(k)(1) effective May 1, 2022	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2022	1-31447	10.11	X
*10(l)(1)	—	CenterPoint Energy Inc., Short Term Incentive Plan, as amended and restated effective January 1, 2022	CenterPoint Energy Form 10-K for the year ended December 31, 2021	1-31447	10(l)	X
†*10(l)(2)	—	First Amendment to Exhibit 10(l)(1) effective as of January 1, 2023				X
*10(m)(1)	—	Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.1	X
*10(m)(2)		First Amendment to Exhibit 10(m)(1), dated as of February 19, 2020	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(n)(2)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(n)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1	X	X
10(o)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2	X
10(o)(2)	—	First Amendment to Exhibit 10(o)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3	X
*10(p)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A	X
*10(p)(2)	—	Form of Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(2)	X
*10(p)(3)	—	Form of Performance Award Agreement for Executive Chairman 20XX - 20XX Performance Cycle under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.4	X
*10(p)(4)	—	Form of Restricted Stock Unit Award Agreement (With Performance Goal) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated February 28, 2012	1-31447	10.2	X
*10(p)(5)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(5)	X
*10(p)(6)	—	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.4	X
*10(p)(7)	—	Form of Executive Chairman Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.7	X
*10(p)(8)	—	Form of Performance Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.2	X
*10(p)(9)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.3	X
*10(p)(10)	—	Form of Award Agreement for Performance Share Units for Named Executive Officers (Separation) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(p)(11)	—	Form of Award Agreement for Restricted Stock Units for Named Executive Officers (Separation) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.2	X
*10(p)(12)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting with Performance Goals) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(12)	X
*10(p)(13)	—	Form of Restricted Stock Unit Award Agreement for CEO (Service-Based Vesting with Performance Goals) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(13)	X
*10(p)(14)	—	Form of Restricted Stock Unit Award Agreement (Fully Vested) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated February 19, 2020	1-31447	10.1	X
*10(p)(15)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated July 20, 2021	1-31447	10.1	X
*10(q)(1)	—	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	X
*10(q)(2)	—	First Amendment to Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(t)(2)	X
*10(q)(3)	—	Second Amendment to Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2021	1-31447	10(q)(3)	X
*10(r)	—	Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(zz)	X
*10(s)	—	Vectren Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001	Vectren’s Form 10-K for the year end December 31, 2001	1-15467	10.32	X
*10(t)	—	Vectren Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Vectren’s Form 8-K dated September 29, 2008	1-15467	10.3	X
*10(u)	—	Vectren Nonqualified Defined Benefit Restoration Plan, as amended and restated effective January 1, 2005	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.2	X
*10(v)	—	Vectren specimen change in control agreement dated December 31, 2011	Vectren’s Form 8-K dated January 5, 2012	1-15467	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(w)	—	Amendment Number One to the Vectren specimen change in control agreement dated December 31, 2012	Vectren’s Form 10-K for the year end December 31, 2012	1-15467	10.1	X
*10(x)	—	Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees (As Amended and Restated Effective January 1, 2005)	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.1	X
*10(y)	—	Vectren Specimen Waiver, effective October 3, 2013, to the Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees	Vectren’s Form 10-Q for the quarter ended September 30, 2013	1-15467	10.1	X
10(z)	—	Offer Letter between CenterPoint Energy and David J. Lesar	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.1	X
10(aa)	—	Offer Letter between CenterPoint Energy and Jason P. Wells	CenterPoint Energy’s Form 8-K dated September 15, 2020	1-31447	10.1	X
10(bb)	—	Form of Registration Rights Agreement, to be dated as of the Closing Date, by and among Energy Transfer LP and certain unitholders of Enable Midstream Partners, LP as set forth on Schedule I thereto	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.2	X
10(cc)	—	Retention Incentive Agreement between CenterPoint Energy, Inc. and David J. Lesar, dated July 20, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	10.8	X
10(dd)	—	Separation Agreement between CenterPoint Energy, Inc. and Milton Carroll, dated July 21, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	10.9	X
*10(ee)(1)	—	CenterPoint Energy, Inc. 2022 Long Term Incentive Plan	CenterPoint Energy’s Definitive Proxy Statement filed on March 11, 2022	1-31447	Appendix A	X
*10(ee)(2)	—	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for the CEO under Exhibit 10(ee)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.2	X
*10(ee)(3)	—	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for officers and director employees under Exhibit 10(ee)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.3	X
*10(ee)(4)	—	Form of Restricted Stock Unit Award Agreement under Exhibit 10(ee)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.4	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(ee)(5)	—	Form of Restricted Stock Unit Award Agreement for the CEO (with Performance Goals) under Exhibit 10(ee)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.5	X
*10(ee)(6)	—	Form of Restricted Stock Unit Award Agreement (with Performance Goals) under Exhibit 10(ee)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.6	X
*10(ee)(7)	—	Form of Restricted Stock Unit Award Agreement for Officers and Director Employees (with Performance Goals) under Exhibit 10(ee)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.7	X
*10(ee)(8)	—	Form of Restricted Stock Unit Award Agreement for the CEO under Exhibit 10(ee)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.8	X
†*10(ee)(9)	—	Form of Performance Award Agreement for the President and Chief Operating Officer under Exhibit 10(ee)(1)				X
†*10(ee)(10)	—	Form of Restricted Stock Unit Award Agreement for President and Chief Operating Officer (with Performance Goals) under Exhibit 10(ee)(1)				X
10(ff)	—	$500,000,000 Term Loan Agreement dated as of August 23, 2022 among CenterPoint Energy Resources Corp., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the banks named therein	CERC’s Form 8-K dated August 23, 2022	1-13265	10.1			X
10(gg)	—	$2,400,000,000 Amended and Restated Credit Agreement dated as of December 6, 2022 among CenterPoint Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.1	X
10(hh)	—	$300,000,000 Credit Agreement dated as of December 6, 2022 among CenterPoint Energy Houston Electric, LLC, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.2		X
10(ii)	—	$1,050,000,000 Credit Agreement dated as of December 6, 2022 among CenterPoint Energy Resources Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.3			X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(jj)	—	$250,000,000 Credit Agreement dated as of December 6, 2022 among Southern Indiana Gas and Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.4	X
†10(kk)		$500,000,000 Term Loan Agreement dated as of February 16, 2023 among CenterPoint Energy Resources Corp., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the banks named therein						X
†21.1	—	Subsidiaries of CenterPoint Energy				X
†21.2	—	Subsidiaries of CERC Corp.						X
†23.1.1	—	Consent of Deloitte & Touche LLP				X
†23.1.2	—	Consent of Deloitte & Touche LLP					X
†23.1.3	—	Consent of Deloitte & Touche LLP						X
†23.2	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of Enable Midstream Partners, LP				X
†31.1.1	—	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				X
†31.1.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					X
†31.1.3	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						X
†31.2.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				X
†32.1.1	—	Section 1350 Certification of David J. Lesar				X
†32.1.2	—	Section 1350 Certification of Jason P. Wells					X
†32.1.3	—	Section 1350 Certification of Jason P Wells						X
†32.2.1	—	Section 1350 Certification of Jason P. Wells				X
99.1	—	Financial Statements of Enable Midstream Partners, LP as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	Part II, Item 8 of Enable Midstream Partners, LP’s Form 10-K for the year ended December 31, 2020	001-36413	Item 8	X
99.2	—	Financial Statements of Enable Midstream Partners, LP as of September 30, 2021 and 2020 and for the three and nine months ended September 30, 2021 and 2020	Part I, Item 1 of Enable Midstream Partners, LP’s Form 10-Q for the quarter ended September 30, 2021	001-36413	Item 1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X	X	X
†101.SCH	—	Inline XBRL Taxonomy Extension Schema Document				X	X	X
†101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X	X	X
†101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document				X	X	X
†101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document				X	X	X
†101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X	X	X
†104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X	X	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 17th day of February, 2022.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ DAVID J. LESAR
David J. Lesar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2023.

Signature	Title
/s/ DAVID J. LESAR	Chief Executive Officer and
David J. Lesar	Director (Principal Executive Officer and Director)

/s/ JASON P. WELLS	President, Chief Operating Officer and Chief
Jason P. Wells	Financial Officer (Principal Financial Officer)

/s/ KARA GOSTENHOFER RYAN	Vice President and Chief Accounting Officer
Kara Gostenhofer Ryan	(Principal Accounting Officer)

/s/ WENDOLYNN MONTOYA CLOONAN	Director
Wendolynn Montoya Cloonan

/s/ EARL M. CUMMINGS	Director
Earl M. Cummings

/s/ CHRISTOPHER H. FRANKLIN	Director
Christopher H. Franklin

/s/ RAQUELLE W. LEWIS	Director
Raquelle W. Lewis

/s/ MARTIN H. NESBITT	Director
Martin H. Nesbitt

/s/ THEODORE F. POUND	Director
Theodore F. Pound

/s/ PHILLIP R. SMITH	Director
Phillip R. Smith

/s/ BARRY T. SMITHERMAN	Director
Barry T. Smitherman

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ JASON P. WELLS
Jason P. Wells
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2023.

Signature	Title

/s/ JASON P. WELLS	Manager, President, Chief Executive Officer and Chief Financial Officer
(Jason P. Wells)	(Principal Executive Officer and Principal Financial Officer)

/s/ KARA GOSTENHOFER RYAN	Vice President and Chief Accounting Officer
(Kara Gostenhofer Ryan)	(Principal Accounting Officer)

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ JASON P. WELLS
Jason P. Wells
President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2023.

Signature	Title

/s/ JASON P. WELLS	Chairman, President, Chief Executive Officer and Chief Financial Officer
(Jason P. Wells)	(Principal Executive Officer, Principal Financial Officer and Director)

/s/ KARA GOSTENHOFER RYAN	Vice President and Chief Accounting Officer
(Kara Gostenhofer Ryan)	(Principal Accounting Officer)