Form 10-Q
period 2023-03-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2023-04-27
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of April 19, 2023:

CenterPoint Energy, Inc.	631,029,243	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AFSI	Adjusted financial statement income
AFUDC	Allowance for funds used during construction
AMA	Asset Management Agreement
Arevon	Arevon Energy, Inc., which was formed through the combination of Capital Dynamics, Inc.’s U.S. Clean Energy Infrastructure business unit and Arevon Asset Management
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
CAMT	Corporate Alternative Minimum Tax
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes

GLOSSARY
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
Energy Systems Group	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IAS	International Accounting Standards
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate
LLTF	Long Lead Time Facilities which are transmission and distribution facilities that have a lead time of at least six months and would aid in restoring power to Houston Electric’s distribution customers following a widespread power outage under Public Utility Regulatory Act Section 39.918
LPSC	Louisiana Public Service Commission
LTIP	Long-term Incentive Plan
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented

GLOSSARY
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NOx	Oxides of nitrogen
NRG	NRG Energy, Inc.
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
PFD	Proposal for decision
Posey Solar	Posey Solar, LLC, a special purpose entity
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and VEDO from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds
Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
Securitization Subsidiary Securitization Bonds	Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share

GLOSSARY
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SOFR	Secured Overnight Financing Rate
Southern Col Midco	Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
SRC	Sales Reconciliation Component
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as mobile generation
Transition Services Agreement	Transition Services Agreement by and between CenterPoint Energy Service Company, LLC and Southern Col Midco
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
VEDO	Vectren Energy Delivery of Ohio, LLC, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. to a limited liability company on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21, to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of March 31, 2023 and December 31, 2022, consisted of AT&T Common, Charter Common and WBD Common. As of March 31, 2022, consisted of AT&T Common and Charter Common.
2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 17, 2023
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
•timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment, including the timing and amount of recovery of Houston Electric’s TEEEF leases;
•economic conditions in regional and national markets, including inflation, interest rates and instability of banking institutions, and their effect on sales, prices and costs;
•weather variations and other natural phenomena, including the impact of severe weather events on operations, capital and legislation such as seen in connection with the February 2021 Winter Storm Event;
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
•public health threats, such as COVID-19, and their effect on our operations, business and financial condition, our industries and the communities we serve, U.S. and world financial markets and supply chains, potential regulatory actions and changes in customer and stakeholder behavior relating thereto;
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
•tax legislation, including the effects of the CARES Act and the IRA (which includes but is not limited to any potential changes to tax rates, CAMT imposed, tax credits and/or interest deductibility), as well as any changes in tax laws under the current or future administrations, and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
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
•commercial bank and financial market conditions, including the current disruptions in the banking industry, our access to capital, the cost of such capital, impacts on our vendors, customers and suppliers, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;
•inability of various counterparties to meet their obligations to us;
•non-payment for our services due to financial distress of our customers;
•the extent and effectiveness of our risk management activities;
•timely and appropriate regulatory actions, which include actions allowing securitization, for any hurricanes or other severe weather events, or natural disasters or other recovery of costs, including stranded coal generation asset costs;
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
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K, which are incorporated herein by reference, and in other reports that the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in millions, except per share amounts)
Revenues:
Utility revenues	$2,717	$2,709
Non-utility revenues	62	54
Total	2,779	2,763
Expenses:
Utility natural gas, fuel and purchased power	1,078	1,098
Non-utility cost of revenues, including natural gas	40	35
Operation and maintenance	663	688
Depreciation and amortization	319	318
Taxes other than income taxes	138	147
Total	2,238	2,286
Operating Income	541	477
Other Income (Expense):
Gain (loss) on equity securities	38	(17)
Gain (loss) on indexed debt securities	(39)	106
Gain on sale	—	303
Interest expense and other finance charges	(148)	(153)
Interest expense on Securitization Bonds	(2)	(4)
Other income, net	13	18
Total	(138)	253
Income Before Income Taxes	403	730
Income tax expense	78	199
Net Income	325	531
Income allocated to preferred shareholders	12	13
Income Available to Common Shareholders	$313	$518

Basic Earnings Per Common Share	0.50	0.82
Diluted Earnings Per Common Share	$0.49	$0.82

Weighted Average Common Shares Outstanding, Basic	630	629
Weighted Average Common Shares Outstanding, Diluted	633	631

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Net Income	$325	$531
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax expense (benefit) of $0 and $0)	(1)	1
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0- and $-0-)	—	1
Total	(1)	2
Comprehensive income	324	533
Income allocated to preferred shareholders	12	13
Comprehensive income available to common shareholders	$312	$520

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($110 and $75 related to VIEs, respectively)	$114	$74
Investment in equity securities	548	510
Accounts receivable ($18 and $22 related to VIEs, respectively), less allowance for credit losses of $43 and $38, respectively	874	889
Accrued unbilled revenues, less allowance for credit losses of $3 and $4, respectively	398	764
Natural gas and coal inventory	89	241
Materials and supplies	692	635
Non-trading derivative assets	1	10
Taxes receivable	7	20
Regulatory assets	269	1,385
Prepaid expenses and other current assets ($12 and $13 related to VIEs, respectively)	147	171
Total current assets	3,139	4,699
Property, Plant and Equipment:
Property, plant and equipment	37,851	37,728
Less: accumulated depreciation and amortization	10,253	10,585
Property, plant and equipment, net	27,598	27,143
Other Assets:
Goodwill	4,294	4,294
Regulatory assets ($199 and $229 related to VIEs, respectively)	2,499	2,193
Non-trading derivative assets	—	2
Other non-current assets	222	215
Total other assets	7,015	6,704
Total Assets	$37,752	$38,546

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$500	$511
Current portion of VIE Securitization Bonds long-term debt	156	156
Indexed debt, net	6	7
Current portion of other long-term debt	57	1,346
Indexed debt securities derivative	617	578
Accounts payable	934	1,352
Taxes accrued	275	298
Interest accrued	152	159
Dividends accrued	—	144
Customer deposits	109	110
Other current liabilities	344	452
Total current liabilities	3,150	5,113
Other Liabilities:
Deferred income taxes, net	3,986	3,986
Benefit obligations	550	547
Regulatory liabilities	3,134	3,245
Other non-current liabilities	793	774
Total other liabilities	8,463	8,552
Long-term Debt:
VIE Securitization Bonds, net	161	161
Other long-term debt, net	15,622	14,675
Total long-term debt, net	15,783	14,836
Commitments and Contingencies (Note 13)
Temporary Equity (Note 18)	—	3
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 800,000 shares and 800,000 shares outstanding, respectively, $800 and $800 liquidation preference, respectively (Note 18)	790	790
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 631,018,976 shares and 629,535,631 shares outstanding, respectively	6	6
Additional paid-in capital	8,558	8,568
Retained earnings	1,034	709
Accumulated other comprehensive loss	(32)	(31)
Total shareholders’ equity	10,356	10,042
Total Liabilities and Shareholders’ Equity	$37,752	$38,546

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$325	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	318
Deferred income taxes	(13)	28
Gain on divestitures	—	(303)
Loss (gain) on equity securities	(38)	17
Loss (gain) on indexed debt securities	39	(106)
Pension contributions	(2)	(2)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	351	(201)
Inventory	95	132
Taxes receivable	13	1
Accounts payable	(323)	(85)
Net regulatory assets and liabilities	1,025	135
Other current assets and liabilities	(86)	82
Other non-current assets and liabilities	6	(25)
Other operating activities, net	2	58
Net cash provided by operating activities	1,713	580
Cash Flows from Investing Activities:
Capital expenditures	(1,123)	(846)
Proceeds from sale of marketable securities	—	702
Proceeds from divestitures	—	2,060
Other investing activities, net	(32)	18
Net cash provided by (used in) investing activities	(1,155)	1,934
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(11)	(43)
Payment of obligation for finance lease	—	(171)
Payments of commercial paper, net	(1,315)	(1,941)
Proceeds from long-term debt and term loans	3,026	792
Payments of long-term debt and term loans, including make-whole premiums	(2,036)	(1,113)
Payment of debt issuance costs	(16)	(8)
Payment of dividends on Common Stock	(120)	(107)
Payment of dividends on Preferred Stock	(24)	(24)
Other financing activities, net	(23)	(6)
Net cash used in financing activities	(519)	(2,621)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	39	(107)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	91	254
Cash, Cash Equivalents and Restricted Cash at End of Period	$130	$147

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	1	$790	1	$790
Balance, end of period	1	790	1	790
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	630	6	629	6
Issuances related to benefit and investment plans	1	—	—	—
Balance, end of period	631	6	629	6
Additional Paid-in-Capital
Balance, beginning of period		8,568		8,529
Issuances related to benefit and investment plans		(10)		3
Balance, end of period		8,558		8,532
Retained Earnings
Balance, beginning of period		709		154
Net income		325		531
Balance, end of period		1,034		685
Accumulated Other Comprehensive Loss
Balance, beginning of period		(31)		(64)
Other comprehensive income (loss)		(1)		2
Balance, end of period		(32)		(62)
Total Shareholders’ Equity		$10,356		$9,951

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues	$792	$746
Expenses:
Operation and maintenance	380	395
Depreciation and amortization	159	162
Taxes other than income taxes	64	63
Total	603	620
Operating Income	189	126
Other Income (Expense):
Interest expense and other finance charges	(53)	(48)
Interest expense on Securitization Bonds	(2)	(4)
Other income, net	7	4
Total	(48)	(48)
Income Before Income Taxes	141	78
Income tax expense	33	17
Net Income	$108	$61

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income	$108	$61
Comprehensive income	$108	$61

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($110 and $75 related to VIEs, respectively)	$112	$75
Accounts receivable ($18 and $22 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	278	311
Accounts and notes receivable–affiliated companies	322	21
Accrued unbilled revenues	89	142
Materials and supplies	505	471
Prepaid expenses and other current assets ($12 and $13 related to VIEs, respectively)	36	41
Total current assets	1,342	1,061
Property, Plant and Equipment:
Property, plant and equipment	18,252	17,753
Less: accumulated depreciation and amortization	4,394	4,292
Property, plant and equipment, net	13,858	13,461
Other Assets:
Regulatory assets ($199 and $229 related to VIEs, respectively)	818	778
Other non-current assets	51	39
Total other assets	869	817
Total Assets	$16,069	$15,339

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$156	$156
Accounts payable	426	413
Accounts and notes payable–affiliated companies	44	755
Taxes accrued	81	150
Interest accrued	80	83
Other current liabilities	68	88
Total current liabilities	855	1,645
Other Liabilities:
Deferred income taxes, net	1,249	1,229
Benefit obligations	38	38
Regulatory liabilities	1,041	1,155
Other non-current liabilities	92	77
Total other liabilities	2,420	2,499
Long-term Debt:
VIE Securitization Bonds, net	161	161
Other long-term debt, net	6,928	6,036
Total long-term debt, net	7,089	6,197
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	4,510	3,860
Retained earnings	1,195	1,138
Total member’s equity	5,705	4,998
Total Liabilities and Member’s Equity	$16,069	$15,339

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$108	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	162
Deferred income taxes	18	9
Changes in other assets and liabilities:
Accounts and notes receivable, net	86	15
Accounts receivable/payable–affiliated companies	(57)	38
Inventory	(34)	(12)
Accounts payable	3	(62)
Net regulatory assets and liabilities	(95)	(75)
Other current assets and liabilities	(90)	(56)
Other non-current assets and liabilities	1	(5)
Other operating activities, net	(5)	(2)
Net cash provided by operating activities	94	73
Cash Flows from Investing Activities:
Capital expenditures	(587)	(491)
Increase in notes receivable–affiliated companies	(313)	(354)
Other investing activities, net	(5)	(3)
Net cash used in investing activities	(905)	(848)
Cash Flows from Financing Activities:
Proceeds from long-term debt	898	792
Payments of long-term debt	—	(38)
Decrease in notes payable–affiliated companies	(642)	(512)
Dividend to parent	(51)	(37)
Contribution from parent	650	637
Payment of debt issuance costs	(7)	(8)
Payment of obligation for finance lease	—	(171)
Other financing activities, net	(1)	1
Net cash provided by financing activities	847	664
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	36	(111)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	88	233
Cash, Cash Equivalents and Restricted Cash at End of Period	$124	$122

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		3,860		2,678
Contribution from parent		650		675
Other		—		1
Balance, end of period		4,510		3,354
Retained Earnings
Balance, beginning of period		1,138		944
Net income		108		61
Dividend to parent		(51)		(37)
Balance, end of period		1,195		968
Total Member’s Equity		$5,705		$4,322

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Revenues:
Utility revenues	$1,707	$1,754
Non-utility revenues	10	9
Total	1,717	1,763
Expenses:
Utility natural gas	998	1,033
Non-utility cost of revenues, including natural gas	1	1
Operation and maintenance	218	239
Depreciation and amortization	118	107
Taxes other than income taxes	69	75
Total	1,404	1,455
Operating Income	313	308
Other Income (Expense):
Gain on sale	—	557
Interest expense and other finance charges	(42)	(28)
Other expense, net	1	—
Total	(41)	529
Income Before Income Taxes	272	837
Income tax expense	60	206
Net Income	$212	$631

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Net income	$212	$631
Adjustment to pension and other postretirement plans (net of tax of $-0- and $-0-)	(1)	—
Other comprehensive loss	(1)	—
Comprehensive income	$211	$631

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$—
Accounts receivable, less allowance for credit losses of $39 and $34, respectively	497	463
Accrued unbilled revenues, less allowance for credit losses of $2 and $4, respectively	275	573
Accounts and notes receivable–affiliated companies	63	52
Materials and supplies	115	98
Natural gas inventory	37	195
Non-trading derivative assets	1	7
Taxes receivable	3	12
Regulatory assets	227	1,336
Prepaid expenses and other current assets	40	78
Total current assets	1,259	2,814
Property, Plant and Equipment:
Property, plant and equipment	14,692	14,379
Less: accumulated depreciation and amortization	4,049	3,973
Property, plant and equipment, net	10,643	10,406
Other Assets:
Goodwill	1,583	1,583
Regulatory assets	833	844
Non-trading derivative assets	—	2
Other non-current assets	54	55
Total other assets	2,470	2,484
Total Assets	$14,372	$15,704

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$500	$511
Current portion of long-term debt	57	1,331
Accounts payable	347	690
Accounts payable–affiliated companies	81	190
Taxes accrued	158	140
Interest accrued	47	50
Customer deposits	94	94
Other current liabilities	153	200
Total current liabilities	1,437	3,206
Other Liabilities:
Deferred income taxes, net	1,292	1,262
Benefit obligations	76	76
Regulatory liabilities	1,810	1,801
Other non–current liabilities	507	501
Total other liabilities	3,685	3,640
Long-Term Debt	3,880	3,495
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	3,729	3,729
Retained earnings	1,626	1,618
Accumulated other comprehensive income	15	16
Total stockholder’s equity	5,370	5,363
Total Liabilities and Stockholder’s Equity	$14,372	$15,704

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$212	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118	107
Deferred income taxes	21	207
Gain on divestitures	—	(557)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	233	(203)
Accounts receivable/payable–affiliated companies	(90)	60
Inventory	141	140
Accounts payable	(289)	(88)
Net regulatory assets and liabilities	1,136	98
Other current assets and liabilities	45	90
Other non-current assets and liabilities	3	(2)
Other operating activities, net	1	1
Net cash provided by operating activities	1,531	484
Cash Flows from Investing Activities:
Capital expenditures	(391)	(278)
Increase in notes receivable–affiliated companies	(30)	—
Proceeds from divestiture	—	2,060
Other investing activities, net	(2)	(3)
Net cash provided by (used in) investing activities	(423)	1,779
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(11)	(43)
Payments of commercial paper, net	(805)	(776)
Proceeds from long-term debt and term loan	1,698	—
Payments of long-term debt and term loan	(1,775)	(425)
Dividends to parent	(204)	(758)
Payment of debt issuance costs	(9)	—
Decrease in notes payable–affiliated companies	—	(270)
Other financing activities, net	(1)	(1)
Net cash used in financing activities	(1,107)	(2,273)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1	(10)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	—	15
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$5

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		3,729		4,106
Non-cash contribution from parent		—		54
Contribution to parent for sale of Arkansas and Oklahoma Natural Gas businesses		—		(720)
Balance, end of period		3,729		3,440
Retained Earnings
Balance, beginning of period		1,618		1,017
Net income		212		631
Dividend to parent		(204)		(38)
Balance, end of period		1,626		1,610
Accumulated Other Comprehensive Income
Balance, beginning of period		16		10
Other comprehensive loss		(1)		—
Balance, end of period		15		10
Total Stockholder’s Equity		$5,370		$5,060

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

Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Registrants’ financial statements included in the Registrants’ combined 2022 Form 10-K. The Combined Notes to Interim Condensed Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated.

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

On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information, see Note 3.

As of March 31, 2023, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of March 31, 2023, CenterPoint Energy’s reportable segments were Electric, Natural Gas and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

As of March 31, 2023, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Creditors of CenterPoint Energy and Houston Electric have no recourse to any assets or revenues of the Bond Companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property, and the bondholders have no recourse to the general credit of CenterPoint Energy or Houston Electric.

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

Certain prior year amounts have been reclassified to reflect the impact of the Restructuring.

(2) New Accounting Pronouncements

Management believes that recently adopted standards and recently issued standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

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

Although the Arkansas and Oklahoma Natural Gas businesses met the held for sale criteria, their disposals did not represent a strategic shift to CenterPoint Energy and CERC, as both retained significant operations in, and continued to invest in, their natural gas businesses. Therefore, the income and expenses associated with the disposed businesses were not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable. Since the depreciation on the Arkansas and Oklahoma Natural Gas assets continued to be reflected in revenues through customer rates until the closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets, CenterPoint Energy and CERC continued to record depreciation on those assets through the closing of the transaction. The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell.

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

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

Three Months Ended March 31, 2022 (1)
(in millions)
Income from Continuing Operations Before Income Taxes	$9

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

CenterPoint Energy’s charges to Southern Col Midco for reimbursement of transition services were less than $1 million during the three months ended March 31, 2023 and were $9 million during the three months ended March 31, 2022. Actual transitional services costs incurred are recorded net of amounts charged to Southern Col Midco. CenterPoint Energy had accounts receivable from Southern Col Midco of less than $1 million as of March 31, 2023 and $1 million as of December 31, 2022, for transition services.

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended March 31, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$958	$1,752	$51	$2,761
Other (1)	(6)	23	1	18
Total revenues	$952	$1,775	$52	$2,779

	Three Months Ended March 31, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$898	$1,845	$45	$2,788
Other (1)	(5)	(21)	1	(25)
Total revenues	$893	$1,824	$46	$2,763

(1)Primarily consists of income from ARPs and leases. Total lease income was $2 million and $1 million for the three months ended March 31, 2023 and 2022, respectively.

Houston Electric

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenue from contracts	$803	$756
Other (1)	(11)	(10)
Total revenues	$792	$746

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three months ended March 31, 2023 and 2022.

CERC

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenue from contracts	$1,700	$1,785
Other (1)	17	(22)
Total revenues	$1,717	$1,763

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three months ended March 31, 2023 and 2022.

Revenues from Contracts with Customers

Electric (CenterPoint Energy and Houston Electric). Houston Electric distributes electricity to customers over time, and customers consume the electricity when delivered. Indiana Electric generates, transmits and distributes electricity to customers over time, and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by state regulators, such as the PUCT and the IURC, is recognized as electricity is delivered and represents amounts both billed and unbilled. Discretionary services requested by customers are provided at a point in time with control transferring upon the completion of the service. Revenue for discretionary services provided by Houston Electric is recognized upon completion of service based on the tariff rates set by the PUCT. Payments for electricity distribution and discretionary services are aggregated and received on a monthly basis. Houston Electric performs transmission services over time as a stand-ready obligation to provide a reliable network of transmission systems. Revenue is recognized upon time elapsed, and the monthly tariff rate set by the regulator. Payments are received on a monthly basis. Indiana Electric customers are billed monthly and payment terms, set by the regulator, require payment within a month of billing.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues in their Condensed Consolidated Balance Sheets. As of March 31, 2023, CenterPoint Energy’s contract assets primarily relate to Energy Systems Group contracts where revenue is recognized using the input method. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. On an aggregate basis as of March 31, 2023, CenterPoint Energy’s contract liabilities primarily relate to Energy Systems Group contracts where revenue is recognized using the input method.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2022	$858	$764	$4	$45
Closing balance as of March 31, 2023	837	398	4	56
Increase (decrease)	$(21)	$(366)	$—	$11

The amount of revenue recognized during the three-month period ended March 31, 2023 that was included in the opening contract liability was $21 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2022	$271	$142	$2
Closing balance as of March 31, 2023	240	89	3
Increase (decrease)	$(31)	$(53)	$1

The amount of revenue recognized during the three-month period ended March 31, 2023 that was included in the opening contract liability was $1 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2022	$478	$573
Closing balance as of March 31, 2023	509	275
Increase (decrease)	$31	$(298)

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

	Rolling 12 Months	Thereafter	Total
	(in millions)
Revenue expected to be recognized on contracts in place as of March 31, 2023:
Corporate and Other	$282	$535	$817
	$282	$535	$817

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price. For contracts for which revenue from the satisfaction of the performance obligations is recognized in the amount invoiced, the practical expedient was elected and revenue expected to be recognized on these contracts has not been disclosed.

Allowance for Credit Losses

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric had no material changes in its methodology to recognize losses on financial assets that fall under the scope of Topic 326, primarily due to the nature of its customers and regulatory environment. For a discussion of regulatory deferrals, including those related to COVID-19, see Note 6.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Service cost (1)	$6	$8
Interest cost (2)	19	15
Expected return on plan assets (2)	(19)	(25)
Amortization of net loss (2)	7	7
Settlement cost (benefit) (2) (3)	1	—
Net periodic cost	$14	$5

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

Postretirement Benefits

	Three Months Ended March 31,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$—	$1	$—	$—
Interest cost (2)	3	1	1	2	1	1
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	—
Amortization of prior service cost (credit) (2)	—	(1)	1	(1)	(1)	—
Amortization of net loss (2)	(2)	(1)	(1)	(1)	(1)	—
Net periodic cost (benefit)	$—	$(2)	$1	$—	$(2)	$1

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

The table below reflects the expected minimum contributions to be made to the pension and postretirement benefit plans during 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2023	$7	$—	$—
Expected minimum contribution to postretirement benefit plans in 2023	8	1	4
The table below reflects the contributions made to the pension and postretirement benefit plans:

	Three Months Ended March 31, 2023
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—
Postretirement benefit plans	2	—	1

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

	March 31, 2023			December 31, 2022
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$169	$90	$58	$188	$82	$54

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments at SIGECO.
(2)Represents Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation to be recovered in rates through 2024 and certain storm restoration, TEEEF and LLTF balances pending recovery in the next rate proceeding. The actual amounts recognized are adjusted at least annually to correct any over-collections or under-collections during the preceding 12 months.
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas and costs associated with investments in Indiana.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended March 31,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$8	$7	$1	$10	$9	$1

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana and Texas discussed further below, and continue to recover the natural gas cost in Louisiana and Minnesota. As of March 31, 2023, CenterPoint Energy and CERC have each recorded current regulatory assets of $102 million and non-current regulatory assets of $161 million associated with the February 2021 Winter Storm Event. As of December 31, 2022, CenterPoint Energy and CERC have each recorded current regulatory assets of $1,175 million and non-current regulatory assets of $202 million associated with the February 2021 Winter Storm Event.

In Minnesota, the MPUC issued its written order on October 19, 2022 disallowing CERC’s recovery of approximately $36 million of the $409 million incurred, and CERC’s regulatory asset balance was reduced to reflect the disallowance. CERC filed a petition for reconsideration on November 8, 2022 and a written order denying the petition for reconsideration was issued on January 6, 2023.

CenterPoint Energy and CERC have approximately $75 million of the total $2 billion of natural gas costs incurred during the February 2021 Winter Storm Event remaining under prudence review. Recovery of natural gas costs within the regulatory assets as of March 31, 2023 are probable and may be subject to customary regulatory prudence reviews in all jurisdictions, which may impact the amounts ultimately recovered.

As of both March 31, 2023 and December 31, 2022, as authorized by the PUCT, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $16 million as of both March 31, 2023 and December 31, 2022, to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Note 13(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization. In 2022, CenterPoint Energy and CERC received approval to recover CERC’s natural gas costs related to the February 2021 Winter Storm Event in Texas through the state’s public securitization program. The Texas Natural Gas Securitization Finance Corporation issued customer rate relief bonds in March 2023, and on March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in cash proceeds from the state’s customer rate relief bonds. The proceeds from the state’s customer rate relief bonds included carrying costs incurred through August 2022. Incremental carrying costs incurred after August 2022 until the date the proceeds were received are recorded in a separate regulatory asset to be included for recovery in a subsequent rate proceeding. As CenterPoint Energy and CERC have no future financial obligations for the repayment of the state’s customer rate relief bonds, the customer rate relief bonds are not recorded on CenterPoint Energy’s or CERC’s balance sheets. The $1.1 billion in cash proceeds from the customer rate relief bonds is considered to be a government grant. The state’s customer rate relief bonds are backed in part by customer rate relief property, including customer rate relief charges, which are nonbypassable uniform monthly volumetric charges to be paid by all existing and future customers as a component of each regulated utility’s gas cost or in another manner that the Railroad Commission determines reasonable, separate from their base rate. CERC only acts as a collection agent, whose duties include management, servicing and administration of a portion of the customer rate relief property which is associated with the customer rate relief charge imposed on customers of CERC under the guidance and direction from the Railroad Commission. The Texas Natural Gas Securitization Finance Corporation, and not CenterPoint Energy or CERC, is the owner of the customer rate relief property. The assets of the Texas Natural Gas Securitization Finance Corporation are not available to pay creditors of CenterPoint Energy, CERC, or their affiliates. While the customer rate relief charges will be included by CERC in their monthly billings, the billing amount is established by the Railroad Commission. CERC will remit all customer rate relief charges to the financing entity set up by the Railroad Commission. Therefore, collection and service to repay the state’s customer rate relief bonds have no impact on the respective Condensed Statements of Consolidated Income of CenterPoint Energy or CERC.

As U.S. generally accepted accounting principles have no specific accounting guidance for government grants or assistance, the cash proceeds from the state’s customer rate relief bonds were accounted for as a government grant by analogy to the grant model under IAS 20—Accounting for Government Grants and Disclosures of Government Assistance. CenterPoint Energy and CERC reflect the proceeds from the grant as a deduction to natural gas costs and recognized the $1.1 billion of cash proceeds from the state’s customer rate relief bonds within Utility natural gas expense on their respective Condensed Statements of Consolidated Income, net of the recognition of natural gas cost related to relieving CenterPoint Energy and CERC’s regulatory assets related to the February 2021 Winter Storm Event.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

The State of Indiana has enacted legislation, Senate Bill 386, that allows CenterPoint Energy to request approval from the IURC to securitize the remaining book value and removal costs associated with certain generating facilities not more than twenty-four months before the unit is retired. The Governor of Indiana signed the legislation on April 19, 2021. On May 10, 2022, CenterPoint Energy (Indiana Electric) filed an application with the IURC to securitize qualified costs associated with its planned retirements of coal generation facilities. Total qualified costs were estimated at $360 million, of which $350 million would be financed and $10 million are estimated total ongoing costs. A hearing was held before the IURC on September 7, 2022 and an order was issued by the IURC on January 4, 2023 authorizing the issuance of up to $350 million in securitization bonds. Accordingly, CenterPoint Energy determined that the retirement of property, plant and equipment became probable upon the issuance of the order. No loss on abandonment was recognized in connection with issuance of the order as there was no disallowance of all or part of the cost of the abandoned property, plant and equipment. CenterPoint Energy reclassified property, plant and equipment of $257 million to be recovered through securitization to a regulatory asset during the three months ended March 31, 2023 and such amounts will continue to earn a full return until recovered through securitization. The amount remaining in property, plant and equipment as of March 31, 2023 is the difference in the net book value of the property, plant and equipment between the issuance of the order and the anticipated securitization bond issuance date, and is essentially the estimated depreciation during that period.

On March 24, 2023, SIGECO and the Securitization Subsidiary filed a registration statement on Form SF-1 under the Securities Act of 1933, as amended, with the SEC registering the public offering and sale of up to $350 million aggregate principal amount of the Securitization Subsidiary Securitization Bonds. The registration statement has not yet become effective, and the Securitization Subsidiary Securitization Bonds may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The Securitization Subsidiary Securitization Bonds will not be obligations of SIGECO or any of its affiliates other than the Securitization Subsidiary. The Securitization Subsidiary Securitization Bonds will not be secured by SIGECO first mortgage bonds, and SIGECO’s rights, titles, and interest in and under the IURC Order, which provides authority to issue the Securitization Subsidiary Securitization Bonds and to impose, collect and receive securitization charges from SIGECO’s electric customers as well as to obtain periodic adjustments to such securitization charges, are not subject to the lien of SIGECO mortgage indenture.

Houston Electric TEEEF

Houston Electric continues to review the effects of legislation passed in 2021 and is working with the PUCT regarding proposed rulemakings and pursuing implementation of these items where applicable. For example, pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation) which are detailed in Note 19. Houston Electric initially sought recovery of the 2021 lease costs for the TEEEF and the 2021 operational costs for transportation, mobilization and demobilization, labor and materials for interconnections, fuel for commissioning, testing and operation, purchase and lease of auxiliary equipment, and labor and materials for operations in its DCRF application filed with the PUCT on April 5, 2022, and subsequently amended on July 1, 2022, to show mobile generation in a separate Rider TEEEF, seeking recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million. The annual revenue increase requested for these lease agreements was approximately $57 million. On October 13, 2022, the PUCT staff filed a statement of position recommending a longer amortization period for the short-term lease, deferral of associated rate case expenses to the next base rate proceeding and exclusion of the retail transmission rate class from allocation of TEEEF costs. Lengthening the amortization period for the short-term lease would reduce the revenue requirement to $39 million. Houston Electric indicated to the PUCT staff that it did not oppose their recommendations. On January 27, 2023, the administrative law judges issued a proposal for decision recommending that the PUCT deny recovery of all of the costs related to TEEEF-related investments in 2021. On March 9, 2023, PUCT reversed, in part, the proposal for decision and verbally approved the recovery of all TEEEF costs included in the DCRF application. A final order was issued on April 5, 2023 approving a revenue requirement of $39 million. On April 5, 2023, Houston Electric filed its second TEEEF filing requesting recovery of TEEEF related costs incurred through December 31, 2022. Houston Electric is requesting a total revenue requirement of approximately $188 million.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed returns, and determined that such regulatory assets remain probable of recovery as of March 31, 2023. Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the on-going proceedings and has not recorded any impairments on its right of use assets in the year ended December 31, 2022 or the three months ended March 31, 2023. See Note 19 for further information.

COVID-19 Regulatory Matters

Regulatory commissions in Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans, or (2) provided authority to recover bad debt expense through an existing tracking mechanism. Both CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $17 million as of both March 31, 2023 and December 31, 2022. Both CenterPoint Energy and CERC have $8 million remaining to recover through rates and other sources as of March 31, 2023 and $11 million and $10 million remaining to recover through rates and other sources as of December 31, 2022, respectively.

(7) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants utilize derivative instruments such as swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows.

(a)Non-Trading Activities

Commodity Derivative Instruments (CenterPoint Energy and CERC). CenterPoint Energy and CERC, through the Indiana Utilities they respectively own, enter into certain derivative instruments to mitigate the effects of commodity price movements. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

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

The table below summarizes CenterPoint Energy’s outstanding interest rate hedging activity:

	March 31, 2023	December 31, 2022
Hedging Classification	Notional Principal
	(in millions)
Economic hedge (1)	$84	$84

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

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		March 31, 2023		December 31, 2022
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$1	$—	$9	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	—	—	2	—
Interest rate derivatives	Current Assets: Non-trading derivative assets	—	—	1	—
Indexed debt securities derivative (2)	Current Liabilities	—	617	—	578
Total		$1	$617	$12	$578

CERC

		March 31, 2023		December 31, 2022
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$1	$—	$7	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	—	—	2	—
Total		$1	$—	$9	$—

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

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended March 31,
	Income Statement Location	2023	2022
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$(39)	$106

(1)The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

(c) Credit Risk Contingent Features (CenterPoint Energy)

Certain of CenterPoint Energy’s derivative instruments contain provisions that require CenterPoint Energy’s debt to maintain an investment grade credit rating on its long-term unsecured unsubordinated debt from S&P and Moody’s. If CenterPoint Energy’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment. As of March 31, 2023 and December 31, 2022, all derivatives with credit risk-related contingent features were in an asset position.

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$548	$—	$—	$548	$510	$—	$—	$510
Investments, including money market funds (1)	30	—	—	30	32	—	—	32
Interest rate derivatives	—	—	—	—	—	1	—	1
Natural gas derivatives	—	1	—	1	—	11	—	11
Total assets	$578	$1	$—	$579	$542	$12	$—	$554
Liabilities
Indexed debt securities derivative	$—	$617	$—	$617	$—	$578	$—	$578
Interest rate derivatives	—	—	—	—	—	—	—	—
Total liabilities	$—	$617	$—	$617	$—	$578	$—	$578

Houston Electric

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$15	$—	$—	$15	$17	$—	$—	$17
Total assets	$15	$—	$—	$15	$17	$—	$—	$17

CERC

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$13	$—	$—	$13	$14	$—	$—	$14
Natural gas derivatives	—	1	—	1	—	9	—	9
Total assets	$13	$1	$—	$14	$14	$9	$—	$23

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

	March 31, 2023			December 31, 2022
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$15,996	$7,245	$3,937	$16,338	$6,353	$4,826
Fair value	14,965	6,556	3,840	14,990	5,504	4,637

(1)Includes Securitization Bond debt.

(9) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of both March 31, 2023 and December 31, 2022 is as follows:

(in millions)
Electric (1)	$936
Natural Gas	2,920
Corporate and Other	438
Total	$4,294
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.

CERC’s goodwill as of both March 31, 2023 and December 31, 2022 is as follows:

(in millions)
Goodwill	$1,583

Other Intangibles (CenterPoint Energy)

The tables below present information on CenterPoint Energy’s intangible assets, excluding goodwill, recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships	$33	$(17)	$16	$33	$(16)	$17
Trade names	16	(6)	10	16	(6)	10
Operation and maintenance agreements (1)	12	(2)	10	12	(2)	10
Other	2	(1)	1	2	(1)	1
Total	$63	$(26)	$37	$63	$(25)	$38

(1)Amortization expense related to the operation and maintenance agreements is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$1	$1
CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will be as follows:

Amortization Expense
(in millions)
Remaining nine months of 2023	$5
2024	5
2025	5
2026	5
2027	4
2028	4

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

During the three months ended March 31, 2022, CenterPoint Energy completed the execution of its previously announced plan to exit the midstream sector by selling the remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units it held.

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (Loss) on Equity Securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Gains (Losses) on Equity Securities
	Three Months Ended March 31,
	2023	2022
	(in millions)
AT&T Common	$9	$(10)
Charter Common	16	(93)
WBD Common	14	—
Energy Transfer Common Units	—	95
Energy Transfer Series G Preferred Units	—	(9)
Other	(1)	—
Total	$38	$(17)

CenterPoint Energy recorded net unrealized gains (losses) of $38 million and $(103) million for the three months ended March 31, 2023 and 2022 respectively, for equity securities held as of March 31, 2023 and 2022.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held		Carrying Value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
			(in millions)
AT&T Common	10,212,945	10,212,945	$197	$188
Charter Common	872,503	872,503	312	296
WBD Common	2,470,685	2,470,685	37	23
Other			2	3
Total			$548	$510

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of March 31, 2023. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	March 31, 2023	December 31, 2022
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of March 31, 2023, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $24 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses have third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Certain of these transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $-0- and $11 million outstanding obligations related to the AMAs as of March 31, 2023 and December 31, 2022, respectively, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets.

Debt Transactions. During the three months ended March 31, 2023, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
Houston Electric	March 2023	General Mortgage Bonds (1)	$600	4.95%	2033
Houston Electric	March 2023	General Mortgage Bonds (1)	300	5.30%	2053
		Total Houston Electric	900
CERC	February 2023	Term Loan (2)	500	SOFR (3) + 0.85%	2024
CERC	February 2023	Senior Notes (4)	600	5.25%	2028
CERC	February 2023	Senior Notes (4)	600	5.40%	2033
		Total CERC	1,700
CenterPoint Energy (5)	March 2023	First Mortgage Bonds (6)	100	4.98%	2028
CenterPoint Energy (5)	March 2023	First Mortgage Bonds (6)	80	5.04%	2033
CenterPoint Energy	March 2023	Term Loan (7)	250	SOFR (3) + 1.50%	2023
		Total CenterPoint Energy	$3,030

(1)Total proceeds from Houston Electric’s March 2023 issuances of general mortgage bonds, net of transaction expenses and fees, were approximately $890 million. Approximately $593 million of such proceeds were used for general limited liability company purposes, including capital expenditures, working capital and the repayment of all or a portion of Houston Electric’s borrowings under the CenterPoint Energy money pool, and approximately $296 million of such proceeds will be disbursed or allocated to finance or refinance, in part or in full, new or existing projects that meet stated criteria.
(2)Total proceeds, net of transaction expenses and fees, of approximately $500 million were used for general corporate purposes, including the repayment of CERC’s outstanding commercial paper balances.
(3)As defined in the term loan agreement, which includes an adjustment of 0.10% per annum.
(4)Total proceeds from CERC’s February 2023 issuances of senior notes, net of transaction expenses and fees, of approximately $1.2 billion were used for general corporate purposes, including the repayment of (i) all or a portion of CERC’s outstanding 0.700% senior notes due 2023, (ii) all or a portion of CERC’s outstanding floating rate senior notes due 2023 and (iii) a portion of CERC’s outstanding commercial paper balances.
(5)Issued by SIGECO.
(6)Total proceeds from SIGECO’s March 2023 issuances of first mortgage bonds, net of transaction expenses and fees, of approximately $179 million were used for general corporate purposes, including repaying short-term debt and refunding long-term debt at maturity or otherwise.
(7)Total proceeds, net of transaction expenses and fees, of approximately $250 million were used for general corporate purposes, including the repayment of CenterPoint Energy’s outstanding commercial paper balances. The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in March 2023 and, following the repayment, the term loan agreement was terminated.

In April 2023, SIGECO executed a remarketing agreement, subject to standard conditions precedent, to remarket five series of tax-exempt debt issued by the Indiana Finance Authority, and secured by SIGECO first mortgage bonds, of approximately $148 million, comprised of: (i) $107 million aggregate principal amount of Environmental Improvement Refunding Revenue Bonds, Series 2013, originally issued by the Indiana Finance Authority on April 26, 2013, and (ii) $41 million aggregate principal amount of Environmental Improvement Refunding Revenue Bonds, Series 2014, originally issued by the Indiana Finance Authority on September 24, 2014, which is expected to close on May 1, 2023. SIGECO expects to remarket an additional $38 million of tax-exempt debt at then market rates due to mandatory purchase or mandatory tender for purchase provisions by the end of 2023.

Debt Repayments and Redemptions. During the three months ended March 31, 2023, the following debt instruments were repaid at maturity or redeemed prior to maturity primarily with proceeds received from the Texas securitization discussed further in Note 6:

Registrant	Repayment/Redemption Date	Debt Instrument	Aggregate Principal Amount		Interest Rate	Maturity Date
			(in millions)
CERC	March 2023	Term Loan (3)	$500		SOFR (2) + 0.70%	2023
CERC	March 2023	Senior Notes	700		0.70%	2023
CERC	March 2023	Floating Rate Senior Notes	575		Three-month LIBOR plus 0.5%	2023
		Total CERC	1,775	1775000000
CenterPoint Energy (1)	January 2023	First Mortgage Bonds	11		4.00%	2044
CenterPoint Energy	March 2023	Term Loan (3)	250		SOFR (2) + 1.50%	2023
		Total CenterPoint Energy	$2,036

(1)    On December 16, 2022, SIGECO provided notice of redemption and on January 17, 2023, SIGECO redeemed $11 million aggregate principal amount of SIGECO’s outstanding first mortgage bonds due 2044 at a redemption price equal to 100% of the principal amount of the first mortgage bonds to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
(2)    As defined in the term loan agreement, which includes an adjustment of 0.10% per annum.
(3) The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in March 2023 and, following the repayment, the term loan agreement was terminated.

Credit Facilities. The Registrants had the following revolving credit facilities as of March 31, 2023:

Execution Date	Registrant	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of March 31, 2023 (2)	Termination Date
		(in millions)
December 6, 2022	CenterPoint Energy	$2,400	1.500%	65.0%	(3)	60.6%	December 6, 2027
December 6, 2022	CenterPoint Energy (4)	250	1.125%	65.0%		47.0%	December 6, 2027
December 6, 2022	Houston Electric	300	1.250%	67.5%	(3)	52.4%	December 6, 2027
December 6, 2022	CERC	1,050	1.125%	65.0%		45.2%	December 6, 2027
	Total	$4,000

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of March 31, 2023.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	March 31, 2023				December 31, 2022
Registrant	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$11	$1,260	5.22%	$—	$11	$1,770	4.71%
CenterPoint Energy (1)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	1	—	—%	—	—	805	4.67%
Total	$—	$12	$1,260		$—	$11	$2,575

(1)This credit facility was issued by SIGECO.
(2)Outstanding commercial paper generally has maturities of 60 days or less and each Registrants’ commercial paper program is backstopped by such Registrants’ long-term credit facilities. Neither Houston Electric nor SIGECO has a commercial paper program.
Liens. As of March 31, 2023, Houston Electric’s assets were subject to liens securing approximately $7.1 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Houston Electric could issue approximately $4.4 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of March 31, 2023. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of March 31, 2023, SIGECO had approximately $457 million aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of March 31, 2023, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $1.2 billion of additional first mortgage bonds could be issued on this basis.

Other. As of March 31, 2023, certain financial institutions agreed to issue, from time to time, up to $5 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. As of March 31, 2023, such financial institutions had issued $0.2 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended March 31,
	2023	2022
CenterPoint Energy (1)	19%	27%
Houston Electric (2)	23%	22%
CERC (3)	22%	25%

(1)CenterPoint Energy’s lower effective tax rate for the three months ended March 31, 2023 compared to the same periods ended March 31, 2022 was primarily driven by the decrease in state income taxes and the absence of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma in 2022 which is partially offset by the decrease in the amount of amortization of the net regulatory EDIT liability.
(2)Houston Electric’s higher effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by an increase in state income taxes which is partially offset by an increase in the amount of amortization of the net regulatory EDIT liability.

(3)CERC’s lower effective tax rate for the three months ended March 31, 2023 compared to the same period ended March 31, 2022 was primarily driven by a decrease in state income taxes and the absence of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma in 2022 which is partially offset by the decrease in the amount of amortization of the net regulatory EDIT liability.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $28 million as of March 31, 2023. The Registrants believe that it is reasonably possible that there will be no change in unrecognized tax benefits, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

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

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2021. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

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

On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing was held on November 1, 2022. On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric a CPCN to purchase and acquire the Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project under Ind. Code Ch. 8-1-8.8, approved the proposed levelized rate and associated ratemaking and accounting treatment. The project is expected to be placed in service by 2025.

As of March 31, 2023, other than discussed below, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remaining nine months of 2023	$431	$141	$134	$426
2024	659	168	185	654
2025	555	702	22	551
2026	466	102	2	463
2027	397	104	—	394
2028	366	67	—	362
2029 and beyond	1,696	714	387	1,671

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 to 25 years and its purchase commitments under its BTA in Posey County, Indiana and its BTA in Pike County, Indiana are included above.
(2)The undiscounted payment obligations relate primarily to technology hardware and software agreements.

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

Specific to Energy Systems Group’s role as a general contractor in the performance contracting industry, as of March 31, 2023, there were 66 open surety bonds supporting future performance with an aggregate face amount of approximately $666 million. Energy Systems Group’s exposure is less than the face amount of the surety bonds and is limited to the level of uncompleted work under the contracts. As of March 31, 2023, approximately 36% of the work was yet to be completed on projects with open surety bonds. Further, various subcontractors issue surety bonds to Energy Systems Group. In addition to these performance obligations, Energy Systems Group also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years. As of March 31, 2023, there were 34 warranties totaling $517 million and an additional $1.4 billion in energy savings commitments not guaranteed by Vectren. Since Energy Systems Group’s inception in 1994, CenterPoint Energy believes Energy Systems Group has had a history of generally meeting its performance obligations and energy savings guarantees and its installed products have operated effectively. CenterPoint Energy assessed the fair value of its obligation for such guarantees as of March 31, 2023 and no amounts were recorded on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

CenterPoint Energy issues parent company level guarantees to certain vendors, customers and other commercial counterparties of Energy Systems Group. These guarantees do not represent incremental consolidated obligations, but rather, represent guarantees of subsidiary obligations to allow those subsidiaries to conduct business without posting other forms of assurance. As of March 31, 2023, CenterPoint Energy, primarily through Vectren, has issued parent company level guarantees supporting Energy Systems Group’s obligations. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $523 million as of March 31, 2023. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, have been issued in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects. While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote.

(c)Legal, Environmental and Other Matters

Legal Matters

Litigation Related to the February 2021 Winter Storm Event. Various legal proceedings are still pending against numerous entities with respect to the February 2021 Winter Storm Event, including against CenterPoint Energy, Utility Holding, LLC, Houston Electric, and CERC. Like other Texas energy companies and TDUs, CenterPoint Energy and Houston Electric have become involved in certain investigations, litigation and other regulatory and legal proceedings regarding their efforts to restore power during the storm and their compliance with NERC, ERCOT and PUCT rules and directives. Additionally, like other natural gas market participants, CERC has been named in litigation alleging gas market manipulation.

CenterPoint Energy, Utility Holding, LLC, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) have received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages.

Substantially all of the litigation is or will be consolidated in Texas state court in Harris County, Texas, as part of a multi-district litigation proceeding, with two cases currently pending in federal court in Houston. The judge overseeing the multi-district litigation issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. The judge ruled that ERCOT has sovereign immunity as a governmental entity and dismissed the suits against it. The judge also dismissed all claims against the natural gas defendants (which lists of natural gas defendants incorrectly included Utility Holding, LLC), and the REP defendants and some causes of action against the other defendants. As to the TDU and generator defendants, the judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants are asking the court of appeals to overturn. The judge allowed plaintiffs to file amended petitions, but otherwise the cases remain stayed as the judge addresses additional preliminary issues.

Following the initial rulings and around the two-year anniversary of the February 2021 Winter Storm Event, there were voluminous amendments, non-suits and re-filings of pending lawsuits, and the filing of new lawsuits, such that the pleadings are still being settled and the precise number of cases and claims against particular defendants and in total is still being determined. As of March 31, 2023, there are approximately 220 pending lawsuits that are in or will be added to the multi-district litigation proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. One of the newly filed lawsuits is a putative class action on behalf of everyone who received electric power via the ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021. Additionally, Utility Holding, LLC is currently named as a defendant in approximately 15 lawsuits, but CenterPoint Energy expects that those claims will ultimately be dismissed in light of the judge’s initial rulings. CenterPoint Energy, Utility Holding, LLC, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

In February 2023, twelve lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as one such defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CES). One lawsuit filed in Harris County is a putative class action on behalf of two classes of electric and natural gas customers (those who experienced a loss of electricity and/or natural gas, and those who were charged securitization-related surcharges on a utility bill or were otherwise charged higher rates for electricity and/or gas during the February 2021 Winter Storm Event), potentially including millions of class members. Two other lawsuits (one filed in Harris County and one in Tom Green County) are brought by an entity that purports to be an assignee of claims by tens of thousands of persons and entities that have assigned claims to the plaintiff. These, and nine other similar lawsuits filed in Harris County, generally allege that the defendants engaged in gas market manipulation and price gouging, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event, Winter Storm Elliott, and other severe weather conditions, and through financial market manipulation. Plaintiffs allege that this manipulation impacted gas supply and prices as well as the market, supply, and price of electricity in Texas and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment, and allege a broad array of injuries and damages, including personal injury, property damage, and harm from certain costs being securitized and passed on to ratepayers. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, statutory, consequential economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. As of April 12, 2023, most of the lawsuits have not been served, but as they are served, the cases will be tagged for transfer to the existing multi-district litigation proceeding referenced above. CERC intends to vigorously defend itself against the claims raised.

To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the numerosity of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of certain of the recent allegations, however, it is possible that the insurers for third party bodily injury and property damage claims could dispute coverage for other types of damage that may be alleged by plaintiffs. CenterPoint Energy and its subsidiaries intend to continue to pursue any and all available insurance coverage for all of these matters.

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

	March 31, 2023
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

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy filed timely extension requests available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The EPA is still reviewing industry extension requests, including CenterPoint Energy’s extension request for the Culley East pond. Companies can continue to operate ponds pending completion of the EPA’s evaluation of the requests for extension. If the EPA denies a full extension request, that denial may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or may adversely impact Indiana Electric’s future operations. Failure to comply with a cease waste receipt could also result in an enforcement proceeding, resulting in the imposition of fines and penalties. On October 5, 2022, EPA issued a proposed conditional approval of the Part A extension request for the A.B. Brown pond. EPA’s determination was up for public comment for thirty days from October 19, 2022. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

 In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds. On November 1, 2022, Indiana Electric filed for a CPCN to recover federally mandated costs associated with closure of the Culley East Pond, its third and final ash pond. Indiana Electric is also seeking accounting and ratemaking relief for the project. The project costs are estimated to be approximately $50 million, inclusive of overheads. OUCC and intervenor testimony was submitted February 10, 2023 and Indiana Electric’s rebuttal testimony was filed on

February 24, 2023. A hearing was held on March 12, 2023 and post hearing briefs were filed on April 14, 2023. Indiana Electric is awaiting an order.

As of March 31, 2023, CenterPoint Energy has recorded an approximate $105 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

(14) Earnings Per Share (CenterPoint Energy)

Basic earnings per common share is computed by dividing income available to common shareholders by the basic weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such common shares is dilutive.

Diluted earnings per common share reflects the dilutive effect of potential common shares from share-based awards. The dilutive effect of restricted stock is computed using the treasury stock method, as applicable, which includes the incremental shares that would be hypothetically vested in excess of the number of shares assumed to be hypothetically repurchased with the assumed proceeds.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$325	$531
Less: Preferred stock dividend requirement (Note 18)	12	13
Income available to common shareholders - basic and diluted	$313	$518
Denominator:
Weighted average common shares outstanding - basic	630,309,000	629,134,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,742,000	2,170,000
Weighted average common shares outstanding - diluted	633,051,000	631,304,000

Earnings Per Common Share:
Basic Earnings Per Common Share	$0.50	$0.82
Diluted Earnings Per Common Share	$0.49	$0.82

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

As of March 31, 2023, reportable segments by Registrant were as follows:

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

•CenterPoint Energy’s Corporate and Other category consists of energy performance contracting and sustainable infrastructure services through Energy Systems Group and other corporate operations which support all of the business operations of CenterPoint Energy.

Houston Electric

•Houston Electric’s single reportable segment consisted of electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs serving the Texas gulf coast area.

CERC

•CERC’s single reportable segment following the Restructuring consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers in Indiana, Louisiana, Minnesota, Mississippi, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended March 31,
	2023			2022
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income
	(in millions)
Electric	$952	(1)	$123	$893	(1)	$82
Natural Gas	1,775		234	1,824		398
Corporate and Other	52		(32)	46		51
Consolidated	$2,779		325	$2,763		531

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended March 31,
	2023	2022
	(in millions)
Affiliates of NRG	$227	$225
Affiliates of Vistra Energy Corp.	114	105

	Total Assets
	March 31, 2023	December 31, 2022
	(in millions)
Electric	$19,858	$19,024
Natural Gas	16,407	18,043
Corporate and Other, net of eliminations (1)	1,487	1,479
Consolidated	37,752	38,546

(1)Total assets included pension and other postemployment-related regulatory assets of $391 million and $405 million as of March 31, 2023 and December 31, 2022, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(16) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$191	$78	$58	$134	$63	$33
Income tax refunds, net	(1)	—	—	(15)	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	270	178	85	307	232	92
ROU assets obtained in exchange for lease liabilities (1)	1	1	—	—	—	—

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	March 31, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$114	$112	$1	$74	$75	$—
Restricted cash included in Prepaid expenses and other current assets	16	12	—	17	13	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$130	$124	$1	$91	$88	$—

(1)Houston Electric’s Cash and cash equivalents as of March 31, 2023 and December 31, 2022 included $110 million and $75 million, respectively, of cash related to the Bond Companies.

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

The table below summarizes CenterPoint Energy money pool activity:

	March 31, 2023		December 31, 2022
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$313	$30	$(642)	$—
Weighted average interest rate	5.27%	5.27%	4.75%	4.75%

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2023		2022
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$35	$50	$39	$58
Net affiliate service charges (billings)	(3)	3	(6)	6

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended March 31,
	2023		2022
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$51	$204	$37	$38
Cash dividend paid to parent related to the sale of the Arkansas and Oklahoma Natural Gas businesses	—	—	—	720
Cash contribution from parent	650	—	637	—
Non-cash capital contribution from parent in payment for property, plant and equipment below	—	—	38	54
Cash paid to parent for property, plant and equipment below	—	—	52	48
Property, plant and equipment from parent (1)	—	—	90	102

(1) Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

	Dividends Declared Per Share		Dividends Paid Per Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Common Stock	$—	$—	$0.190	$0.170
Series A Preferred Stock	—	—	30.625	30.625

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	800,000	800,000	$790	$790
		800,000	800,000	$790	$790

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Series A Preferred Stock	$12	$13
Total income allocated to preferred shareholders	$12	$13

Temporary Equity (CenterPoint Energy)

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a retention incentive agreement with David J. Lesar, then President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Pursuant to the retention incentive agreement, Mr. Lesar received equity-based awards under CenterPoint Energy’s LTIP covering a total of 1 million shares of Common Stock (Total Stock Award) which were granted in multiple annual awards. Mr. Lesar received 400 thousand restricted stock units in July 2021 that vested in December 2022 and 400 thousand restricted stock units and 200 thousand restricted stock units in February 2022 and February 2023, respectively, that will vest in December 2023. For accounting purposes, the 1 million shares under the Total Stock Award, consisting of the equity-based awards described above, were considered granted in July 2021. In the event that death, disability, termination without cause or resignation for good reason, as defined in the retention incentive agreement, had occurred prior to the full Total Stock Award being awarded, CenterPoint Energy would have paid a lump sum cash payment equal to the value of the unawarded equity-based awards, based on the closing trading price of Common Stock on the date of the event’s occurrence. Because the equity-based awards would have been redeemable for cash prior to being awarded upon events that were not probable at the grant date, the equity associated with any unawarded equity-based awards were classified as Temporary Equity as of December 31, 2022 on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(31)	$—	$16	$(64)	$—	$10
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	(1)	—	(1)	—	—	—
Actuarial losses (1)	—	—	—	1	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	—	—	—	1	—	—
Net current period other comprehensive income (loss)	(1)	—	(1)	2	—	—
Ending Balance	$(32)	$—	$15	$(62)	$—	$10
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(19) Leases

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for mobile generation. The short-term lease agreement allowed Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. As of December 31, 2022, the short-term lease agreement has expired and all mobile generation assets are leased under the long-term lease agreement. Per Houston Electric’s short-term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled $105 million and $103 million as of March 31, 2023 and December 31, 2022, respectively.

The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of March 31, 2023 and December 31, 2022 and relates to removal costs that will be incurred at the end of the lease term. As of March 31, 2023, Houston Electric has secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $113 million. The $113 million prepayment is being held in an escrow account, not controlled by Houston Electric, and the funds will be released when a first lien can be secured for Houston Electric. Expenses associated with the long-term lease, including depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset and totaled $90 million and $60 million as of March 31, 2023 and December 31, 2022, respectively. The long-term lease agreement contains a termination clause that can be exercised in the event of material adverse regulatory actions. If the right to terminate is elected, subject to the satisfaction of certain conditions, 75% of Houston Electric’s prepaid lease costs that is attributable to the period from the effective date of termination to the end of the lease term would be refunded. In December 2022, the long-term lease agreement was amended to include a disallowance reimbursement clause that can be exercised in the event that any regulatory proceeding or settlement agreement results in a disallowance of Houston Electric’s recovery of deferred costs under either the long-term lease agreement, short-term lease agreement or any other quantifiable adverse financial impact to Houston Electric. If the disallowance reimbursement clause is exercised, 85% of such disallowance up to $53 million would be paid to Houston Electric. Any disallowance greater than $53 million would remain subject to the 75% limit set forth in the termination clause. For further discussion of the regulatory impacts, see Note 6.

Houston Electric will also incur variable costs throughout the lease term for the operation and maintenance of the generators. Lease costs, including variable and ROU asset amortization costs, are deferred to Regulatory assets as incurred as a recoverable cost under the 2021 Texas legislation. See Note 6 for further information regarding recovery of these deferred costs.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$2	$1	$—	$2	$—	$1
Short-term lease cost	—	(1)	—	46	46	—
Variable lease cost	—	—	—	(1)	(1)	—
Total lease cost (1)	$2	$—	$—	$47	$45	$1

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than recognizing Depreciation and Amortization in the Condensed Statements of Consolidated Income.

Lease income was as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$2	$—	$1	$1	$—	$1
Total lease income	$2	$—	$1	$1	$—	$1

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$19	$8	$5	$19	$6	$5
Finance ROU assets (2)	597	597	—	621	621	—
Total leased assets	$616	$605	$5	$640	$627	$5
Liabilities:
Current operating lease liability (3)	$5	$1	$1	$5	$1	$2
Non-current operating lease liability (4)	13	6	4	14	5	4
Total leased liabilities (5)	$18	$7	$5	$19	$6	$6

Weighted-average remaining lease term (in years) - operating leases	4.2	4.6	3.7	4.3	4.8	3.9
Weighted-average discount rate - operating leases	3.86%	4.07%	3.58%	3.80%	4.01%	3.58%
Weighted-average remaining lease term (in years) - finance leases	6.3	6.3	—	6.5	6.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	3.60%	3.60%	—

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
(3)Reported within Current other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(5)Finance lease liabilities were not significant as of March 31, 2023 or December 31, 2022 and are reported within Other long-term debt in the Registrants’ respective Condensed Consolidated Balance Sheets when applicable.

As of March 31, 2023, finance lease liabilities were not significant to the Registrants. As of March 31, 2023, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2023	$5	$1	$2
2024	5	2	2
2025	4	2	1
2026	4	2	1
2027	2	1	—
2028 and beyond	—	—	—
Total lease payments	20	8	6
Less: Interest	2	1	1
Present value of lease liabilities	$18	$7	$5

As of March 31, 2023, future minimum finance lease payments were not significant to the Registrants. As of March 31, 2023, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2023	$4	$—	$3
2024	7	1	4
2025	7	1	4
2026	7	—	4
2027	7	—	4
2028	6	—	5
2029 and beyond	154	—	151
Total lease payments to be received	$192	$2	$175

Other information related to leases is as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$2	$—	$—	$2	$—	$1
Financing cash flows from finance leases included in the measurement of lease liabilities	—	—	—	171	171	—

See Note 16 for information on ROU assets obtained in exchange for operating lease liabilities.

(20) Subsequent Events (CenterPoint Energy)

CenterPoint Energy Dividend Declarations

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	April 20, 2023	May 18, 2023	June 8, 2023	$0.1900

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following combined discussion and analysis should be read in combination with the Interim Condensed Financial Statements contained in this combined Form 10-Q and the Registrants’ combined 2022 Form 10-K. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Where appropriate, information relating to a specific Registrant has been segregated and labeled as such. In this combined Form 10-Q, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries. No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

RECENT EVENTS

Regulatory Proceedings. On January 4, 2023, the IURC issued an order authorizing the issuance of up to $350 million in bonds to securitize qualified costs associated with CenterPoint Energy’s planned retirements of coal generation facilities. CenterPoint Energy determined that the retirement of property, plant and equipment became probable upon the issuance of the order and reclassified property, plant and equipment of $257 million to be recovered through securitization to a regulatory asset during the three months ended March 31, 2023. Such amounts will continue to earn a full return until recovered through securitization. On March 24, 2023, SIGECO and the Securitization Subsidiary filed a registration statement on Form SF-1 under the Securities Act of 1933, as amended, with the SEC registering the public offering and sale of up to $350 million aggregate principal amount of the Securitization Subsidiary Securitization Bonds. The registration statement has not yet become effective, and the securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. On March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in proceeds from the customer rate relief bonds issued by the Texas Public Financing Authority related to the February 2021 Winter Storm Event. On April 5, 2023 a final order was issued approving the $39 million revenue requirement from Houston Electric’s 2021 investment in TEEEF. On April 5, 2023, Houston Electric filed its second TEEEF filing requesting recovery of $188 million of TEEEF related costs incurred through December 31, 2022. For further information, see Note 6 to the Interim Condensed Financial Statements. For information related to our pending and completed regulatory proceedings to date in 2023, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. During the three months ended March 31, 2023, CenterPoint Energy issued or borrowed a combined $3.03 billion in new debt, including Houston Electric’s issuance of $900 million aggregate principal amount of general mortgage bonds, CERC’s issuance of $1.2 billion aggregate principal amount of senior notes, CERC’s $500 million term loan, SIGECO’s issuance of $180 million aggregate principal amount of first mortgage bonds and CenterPoint Energy’s $250 million term loan. CenterPoint Energy repaid or redeemed a combined $2.04 billion of debt, including CERC’s repayment of its $500 million term loan and $1,275 million of senior notes maturing in 2023, CenterPoint Energy’s repayment of its $250 million term loan and SIGECO’s early redemption of $11 million of first mortgage bonds maturing in 2044, excluding scheduled principal payments on Securitization Bonds. For information about debt transactions to date in 2023, see Note 11 to the Interim Condensed Financial Statements.

CenterPoint Energy Leadership Transition. On March 15, 2023, CenterPoint Energy announced the appointment of Christopher Foster to the position of Executive Vice President and Chief Financial Officer, effective May 5, 2023.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

Income available to common shareholders for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022	Favorable (Unfavorable)
	(in millions)
Electric	$123	$82	$41
Natural Gas	234	398	(164)
Total Utility Operations	357	480	(123)
Corporate & Other (1)	(44)	38	(82)
Total CenterPoint Energy	$313	$518	$(205)

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Income available to common shareholders decreased $205 million primarily due to the following items:

•an increase in income available to common shareholders of $41 million for the Electric reportable segment, as further discussed below;
•a decrease in income available to common shareholders of $164 million for the Natural Gas reportable segment, as further discussed below;
•a decrease in income available to common shareholders of $82 million for Corporate and Other, primarily due to the pre-tax net gain of $86 million on the sale of Energy Transfer equity securities in 2022 further discussed in Note 10 to the Interim Condensed Financial Statements, partially offset by $45 million of costs associated with early redemption of long-term debt in first quarter 2022. The remaining variance is due largely to an approximately $25 million increase in borrowing costs due to higher interest rates, partially offset by income tax expense discussed below.

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

Electric (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Electric reportable segment, please read “Risk Factors — Risk Factors Affecting Operations - Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

The following table provides summary data of the Electric reportable segment:

	Three Months Ended March 31,
	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$952	$893	$59
Expenses:
Utility natural gas, fuel and purchased power	60	41	(19)
Operation and maintenance	426	437	11
Depreciation and amortization	191	192	1
Taxes other than income taxes	67	68	1
Total expenses	744	738	(6)
Operating Income	208	155	53
Other Income (Expense):
Interest expense and other finance charges	(61)	(57)	(4)
Other income, net	12	5	7
Income Before Income Taxes	159	103	56
Income tax expense	36	21	(15)
Net Income	$123	$82	$41
Throughput (in GWh):
Residential	5,968	6,346	(6)%
Total	21,756	23,155	(6)%
Weather (percentage of 10-year average for service area):
Cooling degree days	134%	62%	72%
Heating degree days	87%	129%	(42)%
Number of metered customers at end of period:
Residential	2,547,297	2,502,253	2%
Total	2,871,667	2,824,100	2%

The following table provides variance explanations for the three months ended March 31, 2023 compared to three months ended March 31, 2022 by major income statement caption for the Electric reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$55
Customer rates	22
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	19
Customer growth	6
Miscellaneous revenues, including service connections and off-system sales	(2)
Bond Companies equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(2)
Weather, efficiency improvements and other usage impacts	(18)
Bond Companies, offset in other line items below	(21)
Total	$59
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$(20)
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	1
Total	$(19)
Operation and maintenance
All other operation and maintenance expense, including materials and supplies and insurance	$16
Labor and benefits	9
Support services, primarily information technology cost	5
Transmission costs billed by transmission providers, offset in revenues above	(19)
Total	$11
Depreciation and amortization
Bond Companies, offset in other line items	$18
Ongoing additions to plant-in-service	(17)
Total	$1
Taxes other than income taxes
Franchise fees and other taxes	$1
Total	$1
Interest expense and other finance charges
Changes in outstanding debt	$(16)
Bond Companies, offset in other line items	2
Other, primarily AFUDC and impacts of regulatory deferrals	10
Total	$(4)
Other income, net
Other income, including AFUDC - Equity	$7
Total	$7

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

Natural Gas (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas reportable segment, please read “Risk Factors — Risk Factors Affecting Operations - Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended March 31,
	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,775	$1,824	$(49)
Expenses:
Utility natural gas, fuel and purchased power	1,018	1,057	39
Non-utility cost of revenues, including natural gas	1	1	—
Operation and maintenance	228	246	18
Depreciation and amortization	122	112	(10)
Taxes other than income taxes	70	77	7
Total expenses	1,439	1,493	54
Operating Income	336	331	5
Other Income (Expense):
Gain on sale	—	303	(303)
Interest expense and other finance charges	(44)	(30)	(14)
Other income (expense), net	2	—	2
Income Before Income Taxes	294	604	(310)
Income tax expense	60	206	146
Net Income (Loss)	$234	$398	$(164)
Throughput (in Bcf):
Residential	96	123	(22)%
Commercial and Industrial	133	137	(3)%
Total	229	260	(12)%
Weather (percentage of 10-year average for service area):
Heating degree days	88%	109%	(21)%
Number of metered customers at end of period:
Residential	3,973,454	3,926,192	1%
Commercial and Industrial	302,634	297,270	2%
Total	4,276,088	4,223,462	1%

The following table provides variance explanations for the three months ended March 31, 2023 compared to three months ended March 31, 2022 by major income statement caption for the Natural Gas reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$(38)
Weather and usage	(18)
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	(16)
Gross receipts tax, offset in taxes other than income taxes below	(6)
Energy efficiency, offset in operation and maintenance below	(4)
Non-volumetric and miscellaneous revenue	(1)
Changes in non-utility revenues	2
Customer growth	8
Pass-through revenues, offset in operation and maintenance below	9
Customer rates and impact of the change in rate design	15
Total	$(49)
Utility natural gas, fuel and purchased power
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$23
Cost of natural gas, offset in revenues above	16
Total	$39
Operation and maintenance
Corporate support services	$10
Labor and benefits	6
Energy efficiency, offset in revenues above	4
Miscellaneous operations and maintenance expense, including bad debt expense	3
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	3
Contract services	1
Pass-through expense, offset in revenues above	(9)
Total	$18
Depreciation and amortization
Incremental capital projects placed in service	$(12)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	2
Total	$(10)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$6
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	1
Total	$7
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$(303)
Total	$(303)
Interest expense and other finance charges
Changes in outstanding debt	$(29)
Other, primarily AFUDC and impacts of regulatory deferrals	15
Total	$(14)
Other income (expense), net
AFUDC - Equity, primarily from increased capital spend	$2
Total	$2

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Affecting Operations - Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

	Three Months Ended March 31,
	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$760	$693	$67
Bond Companies	32	53	(21)
Total revenues	792	746	46
Expenses:
Operation and maintenance, excluding Bond Companies	380	394	14
Depreciation and amortization, excluding Bond Companies	129	114	(15)
Taxes other than income taxes	64	63	(1)
Bond Companies	30	49	19
Total expenses	603	620	17
Operating Income	189	126	63
Other Income (Expense)
Interest expense and other finance charges	(53)	(48)	(5)
Interest expense on Securitization Bonds	(2)	(4)	2
Other income, net	7	4	3
Income Before Income Taxes	141	78	63
Income tax expense	33	17	(16)
Net Income	$108	$61	$47
Throughput (in GWh):
Residential	5,652	5,988	(6)%
Total	20,650	21,934	(6)%
Weather (percentage of 10-year average for service area):
Cooling degree days	134%	62%	72%
Heating degree days	88%	129%	(41)%
Number of metered customers at end of period:
Residential	2,414,905	2,370,818	2%
Total	2,720,041	2,673,393	2%

The following table provides variance explanations for the three months ended March 31, 2023 compared to three months ended March 31, 2022 by major income statement caption for Houston Electric:

Favorable (Unfavorable)
(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers	$55
Customer rates	16
Customer growth	6
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(2)
Weather impacts and other usage	(8)
Bond Companies, offset in other line items below	(21)
Total	$46
Operation and maintenance, excluding Bond Companies
All other operation and maintenance expense, including materials and supplies and insurance	$19
Labor and benefits	8
Support services, primarily information technology cost	4
Contract services	2
Transmission costs billed by transmission providers, offset in revenues above	(19)
Total	$14
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(15)
Total	$(15)
Taxes other than income taxes
Franchise fees and other taxes	$(1)
Total	$(1)
Bond Companies expense
Operations and maintenance and depreciation expense, offset in revenues above	$19
$19
Interest expense and other finance charges
Changes in outstanding debt	$(13)
Other, primarily AFUDC, impacts of regulatory deferrals	8
Total	$(5)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in revenues above	$2
Total	$2
Other income, net
Other income, including AFUDC - Equity	$3
Total	$3

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its single reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. As a result of the Restructuring further discussed in Note 1 to the Interim Condensed Financial Statements, prior year amounts have been recast. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Affecting Operations - Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

	Three Months Ended March 31,
	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,717	$1,763	$(46)
Expenses:
Utility natural gas, fuel and purchased power	998	1,033	35
Non-utility cost of revenues, including natural gas	1	1	—
Operation and maintenance	218	239	21
Depreciation and amortization	118	107	(11)
Taxes other than income taxes	69	75	6
Total expenses	1,404	1,455	51
Operating Income	313	308	5
Other Income (Expense):
Gain on sale	—	557	(557)
Interest expense and other finance charges	(42)	(28)	(14)
Other income, net	1	—	1
Income Before Income Taxes	272	837	(565)
Income tax expense	60	206	146
Net Income	$212	$631	$(419)
Throughput (in Bcf):
Residential	94	120	(22)%
Commercial and Industrial	125	125	—%
Total	219	245	(11)%
Weather (percentage of 10-year average for service area):
Heating degree days	89%	110%	(21)%
Number of metered customers at end of period:
Residential	3,869,044	3,822,000	1%
Commercial and Industrial	292,014	286,626	2%
Total	4,161,058	4,108,626	1%

The following table provides variance explanations for the three months ended March 31, 2023 compared to three months ended March 31, 2022 by major income statement caption for CERC:

Favorable (Unfavorable)
(in millions)
Revenues
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$(38)
Weather and usage	(17)
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	(12)
Gross receipts tax, offset in taxes other than income taxes below	(5)
Energy efficiency, offset in operation and maintenance below	(4)
Non-volumetric and miscellaneous revenue	(1)
Changes in non-utility revenues	2
Pass-through revenues, offset in operation and maintenance below	6
Customer growth	8
Customer rates and impact of the change in rate design	15
Total	$(46)
Utility natural gas, fuel and purchased power
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$23
Cost of natural gas, offset in revenues above	12
Total	$35
Operation and maintenance
Corporate support services	$9
Labor and benefits	6
Energy efficiency, offset in revenues above	4
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	3
Miscellaneous operations and maintenance expense, including bad debt expense	3
Contract services	2
Pass-through expense, offset in revenues above	(6)
Total	$21
Depreciation and amortization
Incremental capital projects placed in service	$(13)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	2
Total	$(11)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$5
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	1
Total	$6
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$(557)
Total	$(557)
Interest expense and other finance charges
Changes in outstanding debt	$(29)
Other, primarily AFUDC and impacts of regulatory deferrals	15
Total	$(14)
Other income (expense), net
AFUDC - Equity, primarily from increased capital spend	$1
Total	$1

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K, in Item 1A of Part II of this combined Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

As a result of the Restructuring further discussed in Note 1 to the Interim Condensed Financial Statements, prior year amounts for CERC have been recast. The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,713	$94	$1,531	$580	$73	$484
Investing activities	(1,155)	(905)	(423)	1,934	(848)	1,779
Financing activities	(519)	847	(1,107)	(2,621)	664	(2,273)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$147	$53	$(37)
Changes in working capital	121	(15)	41
Change in net regulatory assets and liabilities (1)	890	(20)	1,038
Other	(25)	3	5
	$1,133	$21	$1,047

(1)This change is primarily related to the receipt of the Texas securitization proceeds at CenterPoint Energy and CERC. For further details, see Note 6 to the Interim Condensed Financial Statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$(702)	$—	$—
Capital expenditures	(277)	(96)	(113)
Net change in notes receivable from affiliated companies	—	41	(30)
Proceeds from divestitures	(2,060)	—	(2,060)
Other	(50)	(2)	1
	$(3,089)	$(57)	$(2,202)

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$626	$—	$(29)
Net changes in long-term debt and term loans outstanding, excluding commercial paper	1,311	144	348
Net changes in debt issuance costs	(8)	1	(9)
Net changes in short-term borrowings	32	—	32
Proceeds from government grants	—	—	—
Payment of obligation for finance lease	171	171	—
Increased payment of common stock dividends	(13)	—	—
Net change in notes payable from affiliated companies	—	(130)	270
Contribution from parent	—	13	—
Dividend to parent	—	(14)	554
Other	(17)	(2)	—
	$2,102	$183	$1,166

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock and Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining nine months of 2023 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$2,571	$1,210	$1,088
Scheduled principal payments on Securitization Bonds	156	156	—
Maturing senior notes	57	—	57
Minimum contributions to pension plans and other post-retirement plans	11	1	3

The Registrants expect that anticipated cash needs for the remaining nine months of 2023 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Discretionary financing or refinancing may result in the issuance of debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

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

Regulatory Matters

February 2021 Winter Storm Event

For further information about the February 2021 Winter Storm Event, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

For further information about the Indiana Electric Securitization, see Note 6 to the Interim Condensed Financial Statements.

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

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility through a BTA, consistent with its 2019/2020 IRP that calls for up to 300 MWs of wind generation. The wind project is located in MISO’s Central Region. Commercial operation is expected in 2025. Indiana Electric has requested recovery via the CECA mechanism or through base rates in the next general rate case, depending on which provides more timely recovery. As of the date of the filing of this Form 10-Q, Indiana Electric has not entered into any definitive agreement relating to this wind energy generating facility, and it is not certain that a definitive agreement will be entered into at all.

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

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On October 19, 2022, Indiana Electric filed with the IURC seeking approval of the amended PPA with Origis and a hearing was held on January 4, 2023. On February 22, 2023, the IURC issued an order authorizing CEI South to (i) enter into the amended PPA with Origis; (ii) recover the cost of the amended PPA over its full term as proposed; and (iii) use the proposed ratemaking treatment. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. Revised purchase power costs are requested to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA with Oriden. The amended PPA with Oriden will be brought before the IURC in a fully docketed proceeding in the second quarter of 2023 and an order is anticipated to be issued by the third quarter of 2023. The Oriden solar array is expected to be placed in service in the second quarter of 2025 and the Origis solar array is expected to be placed in service by the third quarter of 2024.

Natural Gas Combustion Turbines

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. On June 28, 2022, the IURC approved the CPCN. The estimated $334 million turbine facility is planned to be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5 mile pipeline will be constructed and operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. FERC granted a certificate to construct the pipeline on October 20, 2022. A party to the proceeding filed a petition for review of FERC’s order with the United States Court of Appeals for the District of Columbia on February 21, 2023. Indiana Electric granted its contractor a full notice to proceed to construct the turbines on December 9, 2022. The facility is targeted to be operational by year end 2025. Recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine. The unit returned to service in March 2023.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a certificate of convenience and necessity application with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. The actual capital costs of the project will depend on actual land acquisition costs, construction costs, and other factors. In November 2021, the PUCT approved a route that was estimated to cost $25 million and issued a final order on January 12, 2022. There have been project delays due to supply chain constraints in the developer acquiring solar panels. Houston Electric expects to complete construction and the transmission line will be ready to be energized by the end of 2023.

Texas Legislation (CenterPoint Energy and Houston Electric)

Houston Electric continues to review the effects of legislation passed in 2021 and will be reviewing proposed bills that have been submitted during the current 2023 legislative session as applicable. For example, pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation). Additionally, the 2021 legislation allows Houston Electric to seek recovery of transmission and distribution facilities that have a lead time of at least six months and would aid in restoring power to Houston Electric’s distribution customers following certain widespread power outages. Houston Electric plans to seek recovery of costs associated with long-lead time facilities in a future DCRF or ratemaking proceeding. For additional information, see Note 6 to the Interim Condensed Financial Statements.

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

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects have been impacted by delays and/or increased costs. The delays and inflationary cost pressures communicated from the developers of our solar projects are primarily due to (i) unavailability of solar panels and other uncertainties related to the pending DOC investigation on anti-dumping and countervailing duties petition filed by a domestic solar manufacturer, (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China's Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On December 2, 2022, the DOC issued its preliminary determination, finding four of the eight companies being investigated are attempting to bypass U.S. duties; however, the investigation continues with the DOC’s final determination expected in May 2023. In June 2022, President Biden authorized an executive order which would suspend anti-circumvention tariffs on solar panels for two years; however, the executive order could be subject to legal and legislative challenges and its effects remain uncertain. The resolution of these issues will determine what additional costs or delays our solar projects will be subject to. These impacts have resulted in cost increases for certain projects, and may result in cost increases in other projects, and such impacts have resulted in, or are expected to result in, the need for us to seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors” in the Registrants’ 2022 Form 10-K.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Registrants are periodically involved in proceedings to adjust its capital tracking mechanisms (e.g., CSIA, DCRF, DRR, GRIP, TCOS and TDSIC), its cost of service adjustments (e.g., RSP and RRA), its decoupling mechanism (e.g., Decoupling and SRC), and its energy efficiency cost trackers (e.g., CIP, DSMA, EECR, EECRF, EEFC and EEFR). The table below reflects significant applications pending or completed since the Registrants’ combined 2022 Form 10-K was filed with the SEC through the date of the filing of this Form 10-Q.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
DCRF (1)	85	April 2023	TBD	TBD	The net change in distribution invested capital since its last base rate proceeding of approximately $1.9 billion for the period January 1, 2019 through December 31, 2022 for a revenue increase of $85 million, adjusted for load growth.
TEEEF (1)	149	April 2023	TBD	TBD	A total Rider TEEEF revenue requirement of $188 million for cost incurred through December 31, 2022. The revenue change between the rates resulting from the 2022 TEEEF and this application is $149 million.
TCOS (1)	40	March 2023	TBD	TBD	Based on net change in invested capital of $367 million for the period August 1, 2022 through January 31, 2023.
DCRF	117	April 2022	April 2023	April 2023
As amended on July 1, 2022, the net change in distribution invested capital since its last base rate proceeding of over $1 billion for the period January 1, 2019 through December 31, 2021 for a revenue increase of $86 million, adjusted for load growth. In addition, the request includes approximately $200 million in TEEEF during the calendar year ended December 31, 2021 representing a revenue increase of $57 million. The requested overall revenue increase is $142 million with a proposed effective date of September 1, 2022. On July 11, 2022, a partial settlement was filed resolving the non-TEEEF issues. The settlement provides for a black box reduction to the revenue requirement of $7.8 million for a revenue increase of $78 million and a September 1, 2022 effective date for rates. A hearing on TEEEF issues was held on October 18 through 20, 2022. Briefs were filed on November 16, 2022 and reply briefs were filed on December 2, 2022. On January 27, 2023, the administrative law judges issued a PFD recommending that the leasing of the TEEEF was not prudent or reasonable and necessary and that the PUCT deny recovery of all of the TEEEF costs. On March 9, 2023, the PUCT verbally reversed the PFD in part and approved recovery of TEEEF. A final order was issued on April 5, 2023 approving a TEEEF revenue requirement of $39 million with rates effective April 15, 2023.

CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP (1)	60	March 2023	TBD	TBD	Based on net change in invested capital for calendar year 2022 of $390 million.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	6	September 2022	April 2023	April 2023
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band, is $3 million based on a test year ended June 2022 and adjusted ROE of 7.05%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band, is $5 million based on a test year ended June 2022 and adjusted ROE of 4.19%. The TCJA refund impact to North Louisiana and South Louisiana was $1 million and $1 million, respectively. North Louisiana and South Louisiana also seek to recover regulatory assets due to COVID-19 bad debt expenses in the amounts of $0.7 million and $0.3 million, respectively. Interim rates implemented on December 28, 2022, subject to refund. On April 5, 2023 the LPSC issued an order approving a joint settlement for $2.7 million in North Louisiana and $4.6 million in South Louisiana in addition to the full impacts of TCJA and COVID-19 recoveries.

CenterPoint Energy and CERC - Indiana South - Gas (IURC)
CSIA (1)	3	April 2023	TBD	TBD	Requested an increase of $33 million to rate base, which reflects approximately $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. Also included are unrecovered deferred O&M expenses of $9 million. OUCC to file on June 2, 2023. Rebuttal testimony to be filed June 16, 2023. A hearing will be scheduled during June 2023.
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA (1)	9	April 2023	TBD	TBD	Requested an increase of $95 million to rate base, which reflects approximately $9 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $5 million annually. Also included are unrecovered deferred O&M expenses of $20 million. OUCC to file on June 2, 2023. Rebuttal testimony to be filed June 16, 2023. A hearing will be scheduled during June 2023.
CenterPoint Energy - Indiana Electric (IURC)
TDSIC (1)	2	February 2023	TBD	TBD	Requested an increase of $31 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of ($1 million).
CECA (1)	—	February 2023	TBD	TBD	Requested an increase of less than $1 million to rate base, which reflects an annual increase of less than $1 million in current revenues. The mechanism also includes a change in (over)/under-recovery variance of less than ($1 million).

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Inflation Reduction Act (IRA)

On August 16, 2022, the IRA was signed into law. The new law extends or creates tax-related energy incentives for solar, wind and alternative clean energy sources, implements, subject to certain exceptions, a 1% tax on share repurchases after December 31, 2022, and implements a 15% corporate alternative minimum tax based on the AFSI of those corporations with an average AFSI of $1 billion over the most recent three-year period (i.e., the CAMT). The IRA did not have a material impact on the Registrants’ 2022 financial results and no material impact is expected for 2023 financial results. The Registrants may be currently subject to the CAMT, pending future guidance relating to comments requested in response to Notice 2023-7. If the Registrants are subject to the CAMT for 2023, the calculation of regular tax will exceed minimum tax for 2023; therefore, no minimum tax is expected to be paid. Further guidance on the tax provisions of the IRA is expected and the Registrants continue to evaluate the IRA provisions for the effect on their future financial results.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of March 31, 2023. As of April 19, 2023, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of April 19, 2023
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$11	$1,248	5.29%	December 6, 2027
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2027
Houston Electric	300	—	—	—	—%	December 6, 2027
CERC	1,050	—	1	—	—%	December 6, 2027
Total	$4,000	$—	$12	$1,248

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

Debt Transactions

For detailed information about the Registrants’ debt transactions to date in 2023, see Note 11 to the Interim Condensed Financial Statements.

Securities Registered with the SEC

On May 22, 2020, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 22, 2023. For information related to the Registrants’ debt issuances in 2022, see Note 11 to the Interim Condensed Financial Statements.

Temporary Investments

As of April 19, 2023, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of April 19, 2023:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	5.34%	$188	$191

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of April 19, 2023, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of March 31, 2023, the impact on the borrowing costs under the three revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $240 million as of March 31, 2023. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on March 31, 2023, deferred taxes of approximately $674 million would have been payable in 2023. If all the ZENS-Related Securities had been sold on March 31, 2023, capital gains taxes of approximately $83 million would have been payable in 2023 based on 2023 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in September 2021 and updated in November 2022, CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses to support rate base growth and may explore asset sales as a means to efficiently finance a portion of such increased capital expenditures. For further information, see Note 3 to the Interim Condensed Financial Statements.

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
•disruptions in the banking industry, including bank failures and uncertainty regarding bank stability;
•restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and
•various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Certain provisions in certain note purchase agreements relating to debt issued by CERC have the effect of restricting the amount of secured debt issued by CERC and debt issued by subsidiaries of CERC Corp. Additionally, Houston Electric and SIGECO are limited in the amount of mortgage bonds they can issue by the General Mortgage and SIGECO’s mortgage indenture, respectively. For information about the total debt to capitalization financial covenants in the Registrants’ and SIGECO’s revolving credit facilities, see Note 11 to the Interim Condensed Financial Statements.

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

Impairment of Long-Lived Assets, Including Identifiable Intangibles and Goodwill

The Registrants review the carrying value of long-lived assets, including identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually, goodwill is tested for impairment as required by accounting guidance for goodwill and other intangible assets. Unforeseen events, changes in market conditions, and probable regulatory disallowances, where applicable, could have a material effect on the value of long-lived assets, including intangibles and goodwill, future cash flows, interest rate, and regulatory matters, and could result in an impairment charge.

CenterPoint Energy and CERC completed their 2022 annual goodwill impairment test during the third quarter of 2022 and determined, based on an income approach or a weighted combination of income and market approaches, that no goodwill impairment charge was required for any reporting unit. The fair values of each reporting unit significantly exceeded the carrying value of the reporting unit as of the last annual test.

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses, and market information obtained through these exploratory activities is considered during the preparation of the financial statements to determine if an interim impairment test is required. The Registrants did not identify triggering events in connection with their preparation of the financial statements for the three months ended March 31, 2023, and goodwill impairment of long-lived asset impairments tests were not required or performed.

Accounting for Securitization of Planned Generation Retirements

Accounting guidance for rate regulated long-lived asset abandonment requires that the carrying value of an operating asset or an asset under construction is removed from property, plant and equipment when it becomes probable that the asset will be abandoned. The Registrants recognize either a loss on abandonment or regulatory asset when concluded it is probable the cost will be recovered in future rates. The portion of property, plant and equipment that will remain used and useful until abandonment and recovered through depreciation expense in rates will continue to be classified as property, plant and equipment until the asset is abandoned. The Registrants evaluate if an adjustment to the estimated life of the asset and, accordingly, the rate of depreciation, is required to recover the asset while it is still providing service. Determining probability of abandonment or probability of recovery requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals. If events were to occur that would make the recovery of a regulatory asset no longer probable, the Registrants would be required to write off or write down the regulatory asset. For example, during 2022, the MPUC disallowed recovery of approximately $36 million of jurisdictional gas costs incurred during the February 2021 Winter Storm Event and CenterPoint Energy and CERC’s regulatory asset balance was reduced when such amounts were no longer probable of recovery. For further detail on the regulatory matter, see Note 6 to the consolidated financial statements.

Other than the interim goodwill impairment review and securitization transaction discussed above, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2023, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2022 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of March 31, 2023, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $2.6 billion and $4.5 billion as of March 31, 2023 and December 31, 2022, respectively. If the floating interest rates were to increase by 100 basis points from March 31, 2023 rates, CenterPoint Energy’s combined interest expense would increase by approximately $26 million annually. In April 2023, SIGECO executed a remarketing agreement to remarket five series of tax-exempt debt of approximately $148 million, which is expected to close on May 1, 2023. SIGECO expects to remarket an additional $38 million of tax-exempt debt at then market rates due to mandatory purchase or mandatory tender for purchase provisions by the end of 2023. For further information, see Note 11 to the Interim Condensed Financial Statements. On September 1, 2023, CenterPoint Energy’s Series A Preferred Stock will convert from a fixed rate dividend rate to a floating rate per annum equal to three month U.S. dollar LIBOR (or alternative benchmark rate) plus 3.270%.

As of March 31, 2023 and December 31, 2022, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $14 billion and $12.5 billion, respectively, in principal amount and having a fair value of $13 billion and $11.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $603 million if interest rates were to decline by 10% from levels at March 31, 2023. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity. On an unconsolidated basis, CenterPoint Energy has no fixed-rate senior notes maturing in 2023; however, CERC has $57 million of fixed-rate senior notes maturing in 2023 that it expects to refinance at current rates.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $6 million as of March 31, 2023 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at March 31, 2023. Changes in the fair value of the derivative component, a $617 million recorded liability at March 31, 2023, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2023 levels, the fair value of the derivative component liability would decrease by $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the March 31, 2023 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of March 31, 2023, the recorded fair value of non-trading energy derivative assets was $1 million and $1 million, respectively, for CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of March 31, 2023 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings, including environmental legal proceedings that involve a governmental authority as a party and that the Registrants reasonably believe would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, affecting the Registrants, please read Note 13(c) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the Registrants’ combined 2022 Form 10-K.

Item 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in the Registrants’ combined 2022 Form 10-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	x		x
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Amended and Restated Indenture of Mortgage and Deed of Trust dated as of January 1, 2023, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated January 30, 2023	1-31447	10.2	x
4.4	First Supplemental Indenture to Exhibit 4.3 dated as of March 15, 2023	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	4.2	x
4.5	Indenture dated as of February 1, 1998, between CenterPoint Energy Resources Corp. (formerly NorAm Energy Corp.) and The Bank of New York Mellon Trust Company, National Association (successor to JPMorgan Chase Bank, National Association (formerly Chase Bank of Texas), as trustee	CERC Form 8-K dated February 5, 1998	1-13265	4.1			x
†4.6	Supplemental Indenture No. 23 dated as of February 23, 2023, to Exhibit 4.5						x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.7	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.8	Ninth Supplemental Indenture, dated as of November 12, 2002, to Exhibit 4.7	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)		x
4.9	Twentieth Supplemental Indenture, dated as of December 9, 2008, to Exhibit 4.7	Houston Electric’s Form 8-K filed on January 9, 2009	1-3187	4.2		x
4.10	Thirty-Third Supplemental Indenture, dated as of March 23, 2023, to Exhibit 4.7	Houston Electric’s Form 8-K dated March 20, 2023	1-3187	4.4		x
†4.11	Officer’s Certificate, dated as of March 23, 2023					x
4.12	Supplemental Indenture dated as of January 1, 2023, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated January 30, 2023	1-31447	10.1	x
10.1	Form of Performance Award Agreement for the President and Chief Operating Officer	CenterPoint Energy’s Form 10-K for the year ended December 31, 2022	1-31447	10(ee)(9)	x
10.2	Form of Restricted Stock Unit Award Agreement for President and Chief Operating Officer (with Performance Goals)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2022	1-31447	10(ee)(10)	x
10.3	$500,000 Term Loan Agreement dated as of February 16, 2023 among CenterPoint Energy Resources Corp., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the banks named therein	CenterPoint Energy’s Form 10-K for the year ended December 31, 2022	1-31447	10(kk)			x
10.4	Separation and Release Agreement between CenterPoint Energy, Inc. and Scott E. Doyle, dated February 17, 2023	CenterPoint Energy’s Form 8-K/A dated January 3, 2023	1-31447	10.1	x	x	x
10.5	Christopher A. Foster Offer Letter	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.1	x	x	x
10.6	Form of Restricted Stock Unit Award Agreement	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.2	x
10.7	Bond Purchase Agreement dated March 15, 2023 among Southern Indiana Gas and Electric Company and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.1	x
10.8	$250,000,000 Term Loan Agreement dated as of March 21, 2023 among CenterPoint Energy, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the banks party thereto	CenterPoint Energy’s Form 8-K dated March 21, 2023	1-31447	10.1	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Jason P. Wells					x
†32.1.3	Section 1350 Certification of Jason P. Wells						x
†32.2.1	Section 1350 Certification of Jason P. Wells				x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kara Gostenhofer Ryan
Kara Gostenhofer Ryan
Vice President and Chief Accounting Officer

Date: April 27, 2023