Form 10-Q
period 2023-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2023-07-27
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 19, 2023:

CenterPoint Energy, Inc.	631,184,089	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AFSI	Adjusted financial statement income
AFUDC	Allowance for funds used during construction
AMA	Asset Management Agreement
Arevon	Arevon Energy, Inc., which was formed through the combination of Capital Dynamics, Inc.’s U.S. Clean Energy Infrastructure business unit and Arevon Asset Management
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
CAMT	Corporate Alternative Minimum Tax
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement	The Second Amended and Restated Credit Agreement dated as of December 6, 2022 among CenterPoint Energy, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the banks party thereto
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DRR	Distribution Replacement Rider

GLOSSARY
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
Energy Systems Group	Energy Systems Group, LLC, previously a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of May 21, 2023, by and between Vectren Energy Services and ESG Holdings Group
ERCOT	Electric Reliability Council of Texas
ESG Holdings Group	ESG Holdings Group, LLC, a Delaware limited liability company, an affiliate of Oaktree Capital Management
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
First Amendment	The First Amendment to the Credit Agreement dated as of July 26, 2023 among CenterPoint Energy, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the banks party thereto
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IAS	International Accounting Standards
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate

GLOSSARY
LLTF	Long Lead Time Facilities, which are transmission and distribution facilities that have a lead time of at least six months and would aid in restoring power to Houston Electric’s distribution customers following a widespread power outage under Public Utility Regulatory Act Section 39.918
LPSC	Louisiana Public Service Commission
LTIP	Long-term Incentive Plan
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
MDL	Multi-district litigation
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NRG	NRG Energy, Inc.
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
PFD	Proposal for decision
Posey Solar	Posey Solar, LLC, a special purpose entity
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and VEDO from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage

GLOSSARY
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds issued by the Bond Companies and SIGECO Securitization Bonds issued by the Securitization Subsidiary
Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SIGECO Securitization Bonds	Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds
SOFR	Secured Overnight Financing Rate
Southern Col Midco	Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
SRC	Sales Reconciliation Component
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as mobile generation
Transition Services Agreement	Transition Services Agreement by and between CenterPoint Energy Service Company, LLC and Southern Col Midco
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VEDO	Vectren Energy Delivery of Ohio, LLC, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. to a limited liability company on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets, whose major subsidiaries include Luminant and TXU Energy
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of June 30, 2023 and December 31, 2022, consisted of AT&T Common, Charter Common and WBD Common
2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 17, 2023
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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•CenterPoint Energy’s business strategies and strategic initiatives, restructurings, including the completed Restructuring, joint ventures and acquisitions or dispositions of assets or businesses, including the completed sales of our Natural Gas businesses in Arkansas and Oklahoma and Energy Systems Group and our exit of the midstream sector, which we cannot assure will have the anticipated benefits to us;
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
•non-payment for our services due to financial distress of our customers and the ability of our customers, including REPs, to satisfy their obligations to CenterPoint Energy, Houston Electric, and CERC, and the negative impact on such ability related to adverse economic conditions and severe weather events;
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
•matters affecting regulatory approval, legislative actions, construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or cancellation or in costs that cannot be recouped in rates;
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
•impacts from CenterPoint Energy’s pension and postretirement benefit plans, such as the investment performance and increases to net periodic costs as a result of plan settlements and changes in assumptions, including discount rates;
•changes in interest rates and their impact on costs of borrowing and the valuation of CenterPoint Energy’s pension benefit obligation;
•commercial bank and financial market conditions, including disruptions in the banking industry, our access to capital, the cost of such capital, impacts on our vendors, customers and suppliers, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;
•inability of various counterparties to meet their obligations to us;
•the extent and effectiveness of our risk management activities;
•timely and appropriate regulatory actions, which include actions allowing securitization, for any hurricanes or other severe weather events, or natural disasters or other recovery of costs, including stranded coal-fired generation asset costs;
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
•obligations related to warranties, guarantees and other contractual and legal obligations;
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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,789	$1,862	$4,506	$4,571
Non-utility revenues	86	82	148	136
Total	1,875	1,944	4,654	4,707
Expenses:
Utility natural gas, fuel and purchased power	280	413	1,358	1,511
Non-utility cost of revenues, including natural gas	57	56	97	91
Operation and maintenance	679	662	1,342	1,350
Depreciation and amortization	349	327	668	645
Taxes other than income taxes	130	135	268	282
Total	1,495	1,593	3,733	3,879
Operating Income	380	351	921	828
Other Income (Expense):
Gain (loss) on equity securities	(31)	(61)	7	(78)
Gain (loss) on indexed debt securities	34	65	(5)	171
Gain (loss) on sale	(12)	—	(12)	303
Interest expense and other finance charges	(165)	(106)	(313)	(259)
Interest expense on Securitization Bonds	(2)	(4)	(4)	(8)
Other income (expense), net	13	(1)	26	17
Total	(163)	(107)	(301)	146
Income Before Income Taxes	217	244	620	974
Income tax expense	99	54	177	253
Net Income	118	190	443	721
Income allocated to preferred shareholders	12	11	24	24
Income Available to Common Shareholders	$106	$179	$419	$697

Basic Earnings Per Common Share	0.17	0.28	0.66	1.11
Diluted Earnings Per Common Share	$0.17	$0.28	$0.66	$1.10

Weighted Average Common Shares Outstanding, Basic	631	629	631	629
Weighted Average Common Shares Outstanding, Diluted	633	632	633	631

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Net Income	$118	$190	$443	$721
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax expense (benefit) of $-0-, $4, $-0- and $4)	—	(23)	(1)	(22)
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	1
Total	—	(23)	(1)	(21)
Comprehensive income	118	167	442	700
Income allocated to preferred shareholders	12	11	24	24
Comprehensive income available to common shareholders	$106	$156	$418	$676

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($63 and $75 related to VIEs, respectively)	$214	$74
Investment in equity securities	517	510
Accounts receivable ($25 and $22 related to VIEs, respectively), less allowance for credit losses of $41 and $38, respectively	638	889
Accrued unbilled revenues, less allowance for credit losses of $1 and $4, respectively	289	764
Natural gas and coal inventory	79	241
Materials and supplies	650	635
Non-trading derivative assets	1	10
Taxes receivable	18	20
Regulatory assets	241	1,385
Prepaid expenses and other current assets ($14 and $13 related to VIEs, respectively)	155	171
Total current assets	2,802	4,699
Property, Plant and Equipment:
Property, plant and equipment	38,774	37,728
Less: accumulated depreciation and amortization	10,320	10,585
Property, plant and equipment, net	28,454	27,143
Other Assets:
Goodwill	4,160	4,294
Regulatory assets ($497 and $229 related to VIEs, respectively)	2,495	2,193
Non-trading derivative assets	—	2
Other non-current assets	186	215
Total other assets	6,841	6,704
Total Assets	$38,097	$38,546

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$2	$511
Current portion of VIE Securitization Bonds long-term debt	170	156
Indexed debt, net	6	7
Current portion of other long-term debt	756	1,346
Indexed debt securities derivative	583	578
Accounts payable	832	1,352
Taxes accrued	176	298
Interest accrued	203	159
Dividends accrued	—	144
Customer deposits	109	110
Other current liabilities	347	452
Total current liabilities	3,184	5,113
Other Liabilities:
Deferred income taxes, net	4,036	3,986
Benefit obligations	555	547
Regulatory liabilities	3,091	3,245
Other non-current liabilities	833	774
Total other liabilities	8,515	8,552
Long-term Debt:
VIE Securitization Bonds, net	408	161
Other long-term debt, net	15,624	14,675
Total long-term debt, net	16,032	14,836
Commitments and Contingencies (Note 13)
Temporary Equity (Note 18)	—	3
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 800,000 shares and 800,000 shares outstanding, respectively, $800 and $800 liquidation preference, respectively (Note 18)	790	790
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 631,073,571 shares and 629,535,631 shares outstanding, respectively	6	6
Additional paid-in capital	8,570	8,568
Retained earnings	1,032	709
Accumulated other comprehensive loss	(32)	(31)
Total shareholders’ equity	10,366	10,042
Total Liabilities and Shareholders’ Equity	$38,097	$38,546

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$443	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	668	645
Deferred income taxes	22	23
Loss (gain) on divestitures	12	(303)
Loss (gain) on equity securities	(7)	78
Loss (gain) on indexed debt securities	5	(171)
Pension contributions	(4)	(4)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	647	64
Inventory	142	15
Taxes receivable	2	(2)
Accounts payable	(403)	(132)
Net regulatory assets and liabilities	1,022	113
Other current assets and liabilities	(120)	(164)
Other non-current assets and liabilities	48	30
Other operating activities, net	5	65
Net cash provided by operating activities	2,482	978
Cash Flows from Investing Activities:
Capital expenditures	(2,259)	(1,880)
Proceeds from sale of marketable securities	—	702
Proceeds from divestitures, net of cash divested	145	2,075
Other investing activities, net	(40)	45
Net cash provided by (used in) investing activities	(2,154)	942
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(14)	(43)
Payment of obligation for finance lease	—	(171)
Payments of commercial paper, net	(920)	(1,226)
Proceeds from long-term debt and term loans	3,675	1,292
Payments of long-term debt and term loans, including make-whole premiums	(2,613)	(1,187)
Payment of debt issuance costs	(28)	(17)
Payment of dividends on Common Stock	(240)	(214)
Payment of dividends on Preferred Stock	(24)	(24)
Other financing activities, net	(23)	(7)
Net cash used in financing activities	(187)	(1,597)
Net Increase in Cash, Cash Equivalents and Restricted Cash	141	323
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	91	254
Cash, Cash Equivalents and Restricted Cash at End of Period	$232	$577

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	1	$790	1	$790	1	$790	1	$790
Balance, end of period	1	790	1	790	1	790	1	790
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	631	6	629	6	630	6	629	6
Issuances related to benefit and investment plans	—	—	—	—	1	—	—	—
Balance, end of period	631	6	629	6	631	6	629	6
Additional Paid-in-Capital
Balance, beginning of period		8,558		8,532		8,568		8,529
Issuances related to benefit and investment plans		12		12		2		15
Balance, end of period		8,570		8,544		8,570		8,544
Retained Earnings
Balance, beginning of period		1,034		685		709		154
Net income		118		190		443		721
Common Stock dividends declared (see Note 18)		(120)		(107)		(120)		(107)
Balance, end of period		1,032		768		1,032		768
Accumulated Other Comprehensive Loss
Balance, beginning of period		(32)		(62)		(31)		(64)
Other comprehensive loss		—		(23)		(1)		(21)
Balance, end of period		(32)		(85)		(32)		(85)
Total Shareholders’ Equity		$10,366		$10,023		$10,366		$10,023

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues	$909	$881	$1,701	$1,627
Expenses:
Operation and maintenance	401	403	781	798
Depreciation and amortization	186	174	345	336
Taxes other than income taxes	67	68	131	131
Total	654	645	1,257	1,265
Operating Income	255	236	444	362
Other Income (Expense):
Interest expense and other finance charges	(63)	(50)	(116)	(98)
Interest expense on Securitization Bonds	(2)	(4)	(4)	(8)
Other income, net	10	4	17	8
Total	(55)	(50)	(103)	(98)
Income Before Income Taxes	200	186	341	264
Income tax expense	42	39	75	56
Net Income	$158	$147	$266	$208

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$158	$147	$266	$208
Comprehensive income	$158	$147	$266	$208

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($62 and $75 related to VIEs, respectively)	$62	$75
Accounts receivable ($25 and $22 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	333	311
Accounts and notes receivable–affiliated companies	14	21
Accrued unbilled revenues	136	142
Materials and supplies	479	471
Prepaid expenses and other current assets ($12 and $13 related to VIEs, respectively)	37	41
Total current assets	1,061	1,061
Property, Plant and Equipment:
Property, plant and equipment	18,658	17,753
Less: accumulated depreciation and amortization	4,383	4,292
Property, plant and equipment, net	14,275	13,461
Other Assets:
Regulatory assets ($160 and $229 related to VIEs, respectively)	828	778
Other non-current assets	50	39
Total other assets	878	817
Total Assets	$16,214	$15,339

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$159	$156
Accounts payable	391	413
Accounts and notes payable–affiliated companies	192	755
Taxes accrued	115	150
Interest accrued	101	83
Other current liabilities	87	88
Total current liabilities	1,045	1,645
Other Liabilities:
Deferred income taxes, net	1,290	1,229
Benefit obligations	38	38
Regulatory liabilities	953	1,155
Other non-current liabilities	125	77
Total other liabilities	2,406	2,499
Long-term Debt:
VIE Securitization Bonds, net	81	161
Other long-term debt, net	6,928	6,036
Total long-term debt, net	7,009	6,197
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	4,510	3,860
Retained earnings	1,244	1,138
Total member’s equity	5,754	4,998
Total Liabilities and Member’s Equity	$16,214	$15,339

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$266	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345	336
Deferred income taxes	53	36
Changes in other assets and liabilities:
Accounts and notes receivable, net	(16)	(119)
Accounts receivable/payable–affiliated companies	(24)	(24)
Inventory	(8)	(45)
Accounts payable	(18)	(7)
Net regulatory assets and liabilities	(192)	(112)
Other current assets and liabilities	(21)	(83)
Other non-current assets and liabilities	39	2
Other operating activities, net	(9)	(4)
Net cash provided by operating activities	415	188
Cash Flows from Investing Activities:
Capital expenditures	(1,185)	(1,140)
Increase in notes receivable–affiliated companies	—	(272)
Other investing activities, net	(13)	21
Net cash used in investing activities	(1,198)	(1,391)
Cash Flows from Financing Activities:
Proceeds from long-term debt	898	792
Payments of long-term debt	(77)	(112)
Decrease in notes payable–affiliated companies	(532)	(512)
Dividend to parent	(160)	(67)
Contribution from parent	650	1,143
Payment of debt issuance costs	(9)	(8)
Payment of obligation for finance lease	—	(171)
Other financing activities, net	(1)	1
Net cash provided by financing activities	769	1,066
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(14)	(137)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	88	233
Cash, Cash Equivalents and Restricted Cash at End of Period	$74	$96

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,510		3,354		3,860		2,678
Non-cash contribution from parent		—		—		—		38
Contribution from parent		—		506		650		1,143
Other		—		—		—		1
Balance, end of period		4,510		3,860		4,510		3,860
Retained Earnings
Balance, beginning of period		1,195		968		1,138		944
Net income		158		147		266		208
Dividend to parent		(109)		(30)		(160)		(67)
Balance, end of period		1,244		1,085		1,244		1,085
Total Member’s Equity		$5,754		$4,945		$5,754		$4,945

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Utility revenues	$733	$788	$2,440	$2,543
Non-utility revenues	12	8	22	17
Total	745	796	2,462	2,560
Expenses:
Utility natural gas	260	351	1,258	1,384
Non-utility cost of revenues, including natural gas	—	1	1	2
Operation and maintenance	211	202	429	440
Depreciation and amortization	122	113	240	220
Taxes other than income taxes	59	60	128	135
Total	652	727	2,056	2,181
Operating Income	93	69	406	379
Other Income (Expense):
Gain on sale	—	—	—	557
Interest expense and other finance charges	(45)	(30)	(87)	(59)
Other income (expense), net	5	(11)	6	(11)
Total	(40)	(41)	(81)	487
Income Before Income Taxes	53	28	325	866
Income tax expense	10	1	70	203
Net Income	$43	$27	$255	$663

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Net income	$43	$27	$255	$663
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0- ,$-0- and $-0-)	—	—	(1)	—
Other comprehensive loss	—	—	(1)	—
Comprehensive income	$43	$27	$254	$663

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$—
Accounts receivable, less allowance for credit losses of $37 and $34, respectively	257	463
Accrued unbilled revenues, less allowance for credit losses of $1 and $4, respectively	117	573
Accounts receivable–affiliated companies	19	52
Notes receivable–affiliated companies	417	—
Materials and supplies	101	98
Natural gas inventory	29	195
Non-trading derivative assets	1	7
Taxes receivable	—	12
Regulatory assets	211	1,336
Prepaid expenses and other current assets	41	78
Total current assets	1,194	2,814
Property, Plant and Equipment:
Property, plant and equipment	15,102	14,379
Less: accumulated depreciation and amortization	4,092	3,973
Property, plant and equipment, net	11,010	10,406
Other Assets:
Goodwill	1,583	1,583
Regulatory assets	806	844
Non-trading derivative assets	—	2
Other non-current assets	53	55
Total other assets	2,442	2,484
Total Assets	$14,646	$15,704

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$2	$511
Current portion of long-term debt	57	1,331
Accounts payable	312	690
Accounts payable–affiliated companies	133	190
Taxes accrued	87	140
Interest accrued	71	50
Customer deposits	94	94
Other current liabilities	181	200
Total current liabilities	937	3,206
Other Liabilities:
Deferred income taxes, net	1,302	1,262
Benefit obligations	76	76
Regulatory liabilities	1,828	1,801
Other non–current liabilities	512	501
Total other liabilities	3,718	3,640
Long-Term Debt	4,185	3,495
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,229	3,729
Retained earnings	1,562	1,618
Accumulated other comprehensive income	15	16
Total stockholder’s equity	5,806	5,363
Total Liabilities and Stockholder’s Equity	$14,646	$15,704

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$255	$663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	220
Deferred income taxes	22	201
Gain on divestitures	—	(557)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	644	203
Accounts receivable/payable–affiliated companies	(24)	(40)
Inventory	168	60
Accounts payable	(372)	(110)
Net regulatory assets and liabilities	1,198	136
Other current assets and liabilities	10	(7)
Other non-current assets and liabilities	7	(3)
Other operating activities, net	(1)	1
Net cash provided by operating activities	2,147	767
Cash Flows from Investing Activities:
Capital expenditures	(807)	(688)
Increase in notes receivable–affiliated companies	(417)	—
Proceeds from divestiture	—	2,075
Other investing activities, net	(9)	7
Net cash provided by (used in) investing activities	(1,233)	1,394
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(14)	(43)
Payments of commercial paper, net	(805)	(325)
Proceeds from long-term debt and term loan	2,006	852
Payments of long-term debt and term loan	(2,275)	(425)
Dividends to parent	(311)	(831)
Payment of debt issuance costs	(13)	(8)
Decrease in notes payable–affiliated companies	—	(1,517)
Contribution from parent	500	125
Other financing activities, net	(1)	(1)
Net cash used in financing activities	(913)	(2,173)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1	(12)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	—	15
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$3

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		3,729		3,440		3,729		4,106
Non-cash contribution from parent		—		—		—		54
Contribution from parent		500		125		500		125
Contribution to parent for sale of Arkansas and Oklahoma Natural Gas businesses		—		—		—		(720)
Balance, end of period		4,229		3,565		4,229		3,565
Retained Earnings
Balance, beginning of period		1,626		1,614		1,618		1,017
Net income		43		27		255		663
Dividend to parent		(107)		(72)		(311)		(111)
Balance, end of period		1,562		1,569		1,562		1,569
Accumulated Other Comprehensive Income
Balance, beginning of period		15		10		16		10
Other comprehensive loss		—		—		(1)		—
Balance, end of period		15		10		15		10
Total Stockholder’s Equity		$5,806		$5,144		$5,806		$5,144

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

Except as discussed in Note 11 to the Registrants’ Interim Condensed Financial Statements, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

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

Background. CenterPoint Energy, Inc. is a public utility holding company. On June 30, 2023, CenterPoint Energy completed the sale of its indirect subsidiary, Energy Systems Group, to an unaffiliated third party. For additional information, see Note 3. CenterPoint Energy completed the Restructuring on June 30, 2022, whereby the equity interests in Indiana Gas and VEDO, both subsidiaries it acquired in its acquisition of Vectren on February 1, 2019, were transferred from VUH to CERC Corp. SIGECO was not acquired by CERC and remains a subsidiary of VUH. On January 10, 2022, CERC Corp. completed the sale of its Arkansas and Oklahoma Natural Gas businesses. For additional information, see Note 3.

As of June 30, 2023, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of June 30, 2023, CenterPoint Energy’s reportable segments were Electric, Natural Gas and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

As of June 30, 2023, CenterPoint Energy and Houston Electric had VIEs consisting of the Bond Companies, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition and system restoration-related property. Additionally, CenterPoint Energy, through SIGECO, has a consolidated VIE consisting of the Securitization Subsidiary, a wholly-owned, bankruptcy-remote, special purpose entity that facilitated the securitization financing of qualified costs in the second quarter of 2023 associated with the planned retirement of SIGECO’s A.B. Brown coal generation facilities. CenterPoint Energy, through SIGECO, has a controlling financial interest in the Securitization Subsidiary and is the VIE’s primary beneficiary. For further information, see Note 6. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the Securitization Subsidiary, as applicable. The bonds issued by these VIEs are payable only from and secured by transition, system restoration or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

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

(3) Divestitures (CenterPoint Energy and CERC)

Divestiture of Energy Systems Group. On May 21, 2023, CenterPoint Energy, through its subsidiary Vectren Energy Services, entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023, and CenterPoint Energy received $154 million in cash, subject to finalization of the purchase price adjustment. Additionally, as of June 30, 2023, CenterPoint Energy had a payable to ESG Holdings Group for working capital and other adjustments set forth in the Equity Purchase Agreement.

During the three months ended June 30, 2023, certain assets and liabilities of Energy Systems Group met the held for sale criteria. The divestiture of Energy Systems Group reflects CenterPoint Energy’s continued strategic focus on its core utility businesses. The historical annual revenues, net income and total assets of Energy Systems Groups did not have a sufficient effect, quantitatively or qualitatively, on CenterPoint Energy’s financial results to be considered a strategic shift. Therefore, the income and expenses associated with Energy Systems Group were not reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. For disposal groups that are classified as held for sale but that do not meet the criteria for discontinued operations reporting, the assets and liabilities of the disposal group are required to be separately presented on the face of the balance sheet only in the initial period in which it is classified as held for sale. Therefore, CenterPoint Energy’s Condensed Consolidated Balance Sheet as of December 31, 2022 was not recast to reflect Energy Systems Group’s assets and liabilities as held for sale. Depreciation and amortization of long-lived assets ceases at the end of the quarter in which the held for sale criteria is met. Additionally, as a result of the completion of the sale of Energy Systems Group in June 2023, there were no assets or liabilities classified as held for sale as of June 30, 2023. For a discussion of guarantees and product warranties related to Energy Systems Group prior to the sale, see Note 13(b).

CenterPoint Energy recognized a loss on sale of approximately $12 million, including $3 million of transaction costs, during the three and six months ended June 30, 2023, in connection with the closing of the sale of Energy Systems Group. Additionally, CenterPoint Energy recognized a current tax expense of $33 million during the three and six months ended June 30, 2023, as a result of the cash taxes payable upon the closing of the sale.

The pre-tax income (loss) for Energy Systems Group, excluding interest and corporate allocations, included in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Income (Loss) from Continuing Operations Before Income Taxes	$2	$2	$(4)	$(4)

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

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022 (1)
	(in millions)
Income from Continuing Operations Before Income Taxes	$—	$9

(1)Reflects January 1, 2022 to January 9, 2022 results only due to the sale of the Arkansas and Oklahoma Natural Gas businesses.

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

CenterPoint Energy’s charges to Southern Col Midco for reimbursement of transition services were $-0- and less than $1 million during the three and six months ended June 30, 2023 and were $10 million and $19 million during the three and six months ended June 30, 2022. Actual transitional services costs incurred are recorded net of amounts charged to Southern Col Midco. CenterPoint Energy had accounts receivable from Southern Col Midco of $-0- as of June 30, 2023 and $1 million as of December 31, 2022, for transition services.

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended June 30, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,040	$759	$73	$1,872
Other (1)	(3)	5	1	3
Total revenues	$1,037	$764	$74	$1,875

	Six Months Ended June 30, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,998	$2,511	$124	$4,633
Other (1)	(9)	28	2	21
Total revenues	$1,989	$2,539	$126	$4,654

	Three Months Ended June 30, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,060	$827	$72	$1,959
Other (1)	(7)	(9)	1	(15)
Total revenues	$1,053	$818	$73	$1,944

	Six Months Ended June 30, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,958	$2,672	$117	$4,747
Other (1)	(12)	(30)	2	(40)
Total revenues	$1,946	$2,642	$119	$4,707

(1)Primarily consists of income from ARPs and leases. Total lease income was $2 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $4 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenue from contracts	$918	$892	$1,721	$1,648
Other (1)	(9)	(11)	(20)	(21)
Total revenues	$909	$881	$1,701	$1,627

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and six months ended June 30, 2023 and 2022.

CERC

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenue from contracts	$737	$805	$2,437	$2,590
Other (1)	8	(9)	25	(30)
Total revenues	$745	$796	$2,462	$2,560

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and six months ended June 30, 2023 and 2022.

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

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract assets are included in Accrued unbilled revenues and contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets. CenterPoint Energy’s contract assets and contract liabilities primarily related to Energy Systems Group contracts where revenue was recognized using the input method prior to the sale of Energy Systems Group that was completed on June 30, 2023.

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets		Contract Liabilities
	(in millions)
Opening balance as of December 31, 2022	$858	$764	$4		$45
Closing balance as of June 30, 2023	608	289	—		6
Decrease	$(250)	$(475)	$(4)	(1)	$(39)	(1)
(1)Decrease primarily related to the completed sale of Energy Systems Group on June 30, 2023.
The amount of revenue recognized during the three-month period ended June 30, 2023 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2022	$271	$142	$2
Closing balance as of June 30, 2023	306	136	6
Increase (decrease)	$35	$(6)	$4

The amount of revenue recognized during the three-month period ended June 30, 2023 that was included in the opening contract liability was $1 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2022	$478	$573
Closing balance as of June 30, 2023	267	117
Decrease	$(211)	$(456)

CERC does not have any opening or closing contract asset or contract liability balances.

Remaining Performance Obligations (CenterPoint Energy). Following the completed sale of Energy Systems Group on June 30, 2023, CenterPoint Energy had no remaining performance obligations.

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Service cost (1)	$6	$8	$13	$16
Interest cost (2)	19	17	38	32
Expected return on plan assets (2)	(19)	(23)	(38)	(48)
Amortization of net loss (2)	7	7	14	14
Settlement cost (2) (3)	—	30	—	30
Net periodic cost	$13	$39	$27	$44

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Amounts presented in the table above are included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.
(3)Amounts presented represent a one-time, non-cash settlement cost, prior to regulatory deferrals, which are required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year.

Postretirement Benefits

	Three Months Ended June 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$—	$—	$—
Interest cost (2)	3	2	1	2	1	1
Expected return on plan assets (2)	(2)	(1)	—	(1)	(1)	—
Amortization of prior service credit (2)	(1)	(2)	—	—	(1)	1
Amortization of net loss (2)	(2)	(1)	—	(1)	—	(1)
Net periodic cost (benefit)	$(1)	$(2)	$1	$—	$(1)	$1

	Six Months Ended June 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	6	3	2	4	2	2
Expected return on plan assets (2)	(3)	(2)	—	(2)	(2)	—
Amortization of prior service cost (credit) (2)	(1)	(3)	1	(1)	(2)	1
Amortization of net loss (2)	(4)	(2)	(1)	(2)	(1)	(1)
Net periodic cost (benefit)	$(1)	$(4)	$2	$—	$(3)	$2

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

The table below reflects the expected minimum contributions to be made to the pension and postretirement benefit plans during 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected minimum contribution to pension plans during 2023	$7	$—	$—
Expected minimum contribution to postretirement benefit plans in 2023	8	1	4
The table below reflects the contributions made to the pension and postretirement benefit plans:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—	$4	$—	$—
Postretirement benefit plans	2	—	1	4	—	2

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

	June 30, 2023			December 31, 2022
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$210	$91	$63	$188	$82	$54

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost, including investments at SIGECO and securitized qualified costs associated with the planned retirements of Indiana Electric’s A.B. Brown coal-fired generation facilities.
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

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended June 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$10	$9	$—	$12	$12	$1

	Six Months Ended June 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$18	$16	$1	$22	$21	$1

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana and Texas discussed further below, and continue to recover the natural gas cost in Louisiana and Minnesota. As of June 30, 2023, CenterPoint Energy and CERC have each recorded current regulatory assets of $104 million and non-current regulatory assets of $140 million associated with the February 2021 Winter Storm Event. As of December 31, 2022, CenterPoint Energy and CERC have each recorded current regulatory assets of $1,175 million and non-current regulatory assets of $202 million associated with the February 2021 Winter Storm Event.

In Minnesota, the MPUC issued its written order on October 19, 2022 disallowing CERC’s recovery of approximately $36 million of the $409 million incurred, and CERC’s regulatory asset balance was reduced to reflect the disallowance. CERC filed a petition for reconsideration on November 8, 2022 and a written order denying the petition for reconsideration was issued on January 6, 2023.

CenterPoint Energy and CERC have approximately $75 million of the total $2 billion of natural gas costs incurred during the February 2021 Winter Storm Event remaining under prudence review. Recovery of natural gas costs within the regulatory assets as of June 30, 2023 are probable and only natural gas costs in Louisiana are still subject to customary regulatory prudence reviews, which may impact the amount ultimately recovered in Louisiana.

As of both June 30, 2023 and December 31, 2022, as authorized by the PUCT, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $17 million and $16 million as of both June 30, 2023 and December 31, 2022, to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Note 13(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization. The Texas Natural Gas Securitization Finance Corporation issued customer rate relief bonds in March 2023, and on March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in cash proceeds from the state’s customer rate relief bonds. The proceeds from the state’s customer rate relief bonds included carrying costs incurred through August 2022. Incremental carrying costs incurred after August 2022 until the date the proceeds were received are recorded in a separate regulatory asset to be included for recovery in a subsequent rate proceeding. As CenterPoint

Energy and CERC have no future financial obligations for the repayment of the state’s customer rate relief bonds, the customer rate relief bonds are not recorded on CenterPoint Energy’s or CERC’s balance sheets. The $1.1 billion in cash proceeds from the customer rate relief bonds is considered to be a government grant. The state’s customer rate relief bonds are backed in part by customer rate relief property, including customer rate relief charges, which are non-bypassable uniform monthly volumetric charges to be paid by all existing and future customers as a component of each regulated utility’s gas cost or in another manner that the Railroad Commission determines reasonable, separate from their base rate. CERC only acts as a collection agent, whose duties include management, servicing and administration of a portion of the customer rate relief property which is associated with the customer rate relief charge imposed on customers of CERC under the guidance and direction from the Railroad Commission. The Texas Natural Gas Securitization Finance Corporation, and not CenterPoint Energy or CERC, is the owner of the customer rate relief property. The assets of the Texas Natural Gas Securitization Finance Corporation are not available to pay creditors of CenterPoint Energy, CERC, or their affiliates. While the customer rate relief charges will be included by CERC in their monthly billings, the billing amount is established by the Railroad Commission. CERC will remit all customer rate relief charges to the financing entity set up by the Railroad Commission. Therefore, the collection and servicing of customer rate relief charges have no impact on the respective Condensed Statements of Consolidated Income of CenterPoint Energy or CERC.

As U.S. generally accepted accounting principles have no specific accounting guidance for government grants or assistance, the cash proceeds from the state’s customer rate relief bonds were accounted for as a government grant by analogy to the grant model under IAS 20—Accounting for Government Grants and Disclosures of Government Assistance. CenterPoint Energy and CERC reflect the proceeds from the grant as a deduction to natural gas costs and recognized the $1.1 billion of cash proceeds from the state’s customer rate relief bonds within Utility natural gas expense on their respective Condensed Statements of Consolidated Income in the six months ended June 30, 2023, net of the recognition of natural gas cost related to relieving CenterPoint Energy and CERC’s regulatory assets related to the February 2021 Winter Storm Event in the same period.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

On January 4, 2023, the IURC issued an order in accordance with Indiana Senate Enrolled Act 386 authorizing the issuance of up to $350 million in securitization bonds to securitize qualified costs associated with the planned retirements of Indiana Electric’s A.B. Brown coal-fired generation facilities. Accordingly, CenterPoint Energy determined that the retirement of property, plant and equipment became probable upon the issuance of the order. No loss on abandonment was recognized in connection with issuance of the order as there was no disallowance of all or part of the cost of the abandoned property, plant and equipment. In the first quarter of 2023, upon receipt of the order, CenterPoint Energy reclassified property, plant and equipment to be recovered through securitization to a regulatory asset and such amounts continued to earn a full return until recovered through securitization.

On March 24, 2023, SIGECO and the Securitization Subsidiary filed a registration statement on Form SF-1, amended on May 16, 2023, under the Securities Act of 1933, as amended, with the SEC registering the public offering and sale of approximately $341 million aggregate principal amount of the SIGECO Securitization Bonds. The registration statement became effective on June 12, 2023. The Securitization Subsidiary issued $341 million aggregate principal amount of the SIGECO Securitization Bonds on June 29, 2023. See Note 11 for further details of the issuance. The Securitization Subsidiary used the net proceeds from the issuance to purchase the securitization property from SIGECO. No gain or loss was recognized.

The SIGECO Securitization Bonds are secured by the securitization property, which includes the right to recover, through non-bypassable securitization charges payable by SIGECO’s retail electric customers, the qualified costs of SIGECO authorized by the IURC order. SIGECO has no payment obligations with respect to the SIGECO Securitization Bonds except to remit collections of securitization charges as set forth in a servicing agreement between SIGECO and the Securitization Subsidiary. The non-bypassable securitization charges are subject to a true-up mechanism.

Houston Electric TEEEF

Houston Electric continues to review the effects of legislation passed in 2021 and is working with the PUCT regarding proposed rulemakings and pursuing implementation of these items where applicable. For example, pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation) which are detailed in Note 19. Houston Electric initially sought recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million in its DCRF application filed with the PUCT on April 5, 2022, and subsequently amended on July 1, 2022, to show mobile generation in a separate Rider TEEEF. The annual revenue increase requested for these lease agreements was approximately $57 million. A final order was issued on April 5, 2023 approving a reduced revenue requirement of $39 million that results in full recovery of costs requested but lengthens the amortization period for the short-

term lease to be collected over 82.5 months. On April 28, 2023, and May 1, 2023, certain intervenors filed motions for rehearing of the PUCT’s April 5, 2023 order. On May 25, 2023, the PUCT issued its order on rehearing which clarified some of the findings, but did not change the approval of TEEEF cost recovery. On June 19, 2023, certain intervenors filed motions for rehearing of the PUCT’s May 25, 2023 Order on Rehearing; the PUCT voted to add the motions for rehearing to the August 3, 2023 open meeting agenda for consideration of the merits. The ultimate outcome of these proceedings cannot be predicted at this time.

On April 5, 2023, Houston Electric made its second TEEEF filing requesting recovery of TEEEF related costs incurred through December 31, 2022. Houston Electric is requesting a new annual revenue requirement of approximately $188 million using 78 months to amortize the related deferred costs for proposed rates beginning September 2023, a net increase in TEEEF revenues of approximately $149 million. On June 7, 2023, intervenors jointly requested a hearing, and on June 14, 2023, the PUCT staff indicated that it does not oppose a hearing in this docket. On June 21, 2023 Houston Electric made a filing that a hearing is not necessary given the PUCT’s decision in the TEEEF docket filed in 2022 and indicated that if the PUCT does refer this case to the State Office of Administrative Hearings, any preliminary order issued by the PUCT should be limited. On July 18, 2023 the PUCT referred the case to the State Office of Administrative Hearings and, on July 20, 2023, the PUCT issued a preliminary order identifying the issues to be addressed. The ultimate outcome of these proceedings cannot be predicted at this time.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of June 30, 2023. Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the on-going proceedings and has not recorded any impairments on its right of use assets in the year ended December 31, 2022 or the six months ended June 30, 2023. See Note 19 for further information.

COVID-19 Regulatory Matters

Regulatory commissions in Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans, or (2) provided authority to recover bad debt expense through an existing tracking mechanism. CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $18 million and $17 million, respectively, as of both June 30, 2023 and December 31, 2022. CenterPoint Energy and CERC both have $7 million remaining to recover through rates and other sources as of June 30, 2023, and $11 million and $10 million, respectively, remaining to recover through rates and other sources as of December 31, 2022, respectively.

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

The table below summarizes CenterPoint Energy’s outstanding interest rate hedging activity:

	June 30, 2023	December 31, 2022
Hedging Classification	Notional Principal
	CenterPoint Energy	CenterPoint Energy
	(in millions)
Economic hedge (1)	$—	$84
Cash flow hedge (2)	75	—

(1)Relates to interest rate derivative instruments at SIGECO that terminated on May 1, 2023.
(2)Relates to an interest rate derivative instrument at CenterPoint Energy with a termination date of August 29, 2023. The interest rate swap contract was designated as a cash flow hedge of a forecasted transaction. CenterPoint Energy records all changes in the fair value of cash flow hedges in accumulated other comprehensive income (loss) until the underlying hedged transaction occurs, when it reclassifies that amount into earnings. The effect of cash flow hedge accounting in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023, was immaterial.

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

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		June 30, 2023		December 31, 2022
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$1	$—	$9	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	—	—	2	—
Interest rate derivatives	Current Assets: Non-trading derivative assets	—	—	1	—
Indexed debt securities derivative (2)	Current Liabilities	—	583	—	578
Total		$1	$583	$12	$578

CERC

		June 30, 2023		December 31, 2022
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$1	$—	$7	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	—	—	2	—
Total		$1	$—	$9	$—

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

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2023	2022	2023	2022
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$34	$65	$(5)	$171

(1)The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

(c) Credit Risk Contingent Features (CenterPoint Energy)

Certain of CenterPoint Energy’s derivative instruments contain provisions that require CenterPoint Energy’s debt to maintain an investment grade credit rating on its long-term unsecured unsubordinated debt from S&P and Moody’s. If CenterPoint Energy’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment. As of June 30, 2023 and December 31, 2022, all derivatives with credit risk-related contingent features were in an asset position.

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$517	$—	$—	$517	$510	$—	$—	$510
Investments, including money market funds (1)	31	—	—	31	32	—	—	32
Interest rate derivatives	—	—	—	—	—	1	—	1
Natural gas derivatives	—	1	—	1	—	11	—	11
Total assets	$548	$1	$—	$549	$542	$12	$—	$554
Liabilities
Indexed debt securities derivative	$—	$583	$—	$583	$—	$578	$—	$578
Total liabilities	$—	$583	$—	$583	$—	$578	$—	$578

Houston Electric

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$15	$—	$—	$15	$17	$—	$—	$17
Total assets	$15	$—	$—	$15	$17	$—	$—	$17

CERC

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$14	$—	$—	$14	$14	$—	$—	$14
Natural gas derivatives	—	1	—	1	—	9	—	9
Total assets	$14	$1	$—	$15	$14	$9	$—	$23

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

	June 30, 2023			December 31, 2022
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$16,958	$7,168	$4,242	$16,338	$6,353	$4,826
Fair value	15,694	6,340	4,086	14,990	5,504	4,637

(1)Includes Securitization Bonds, as applicable.

(9) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment is as follows:

	December 31, 2022	Disposals		June 30, 2023
	(in millions)
Electric (1)	$936	$—		$936
Natural Gas	2,920	—		2,920
Corporate and Other	438	134	(2)	304
Total	$4,294	$134		$4,160
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)Represents goodwill attributable to the sale of Energy Systems Group. For further information, see Note 3.
CERC’s goodwill as of both June 30, 2023 and December 31, 2022 is as follows:

(in millions)
Goodwill	$1,583
When a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As described further in Note 3, certain assets and liabilities of Energy Systems Group, including goodwill of $134 million at CenterPoint Energy, were disposed of upon consummation of the sale of Energy Systems Group in the second quarter of 2023. The disposal of goodwill attributable to Energy Systems Group was reflected in the loss on sale of $12 million during the three and six months ended June 30, 2023.

Other Intangibles (CenterPoint Energy)

The tables below present information on CenterPoint Energy’s intangible assets, excluding goodwill, recorded in Other non-current assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Condensed Statements of Consolidated Income. The intangible assets and associated amortization expense are primarily related to Energy Systems Group prior to the completion of the sale in June 2023 as indicated below. See Note 3 for further information.

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships (1)	$—	$—	$—	$33	$(16)	$17
Trade names (1)	—	—	—	16	(6)	10
Operation and maintenance agreements (1) (2)	—	—	—	12	(2)	10
Other	2	(1)	1	2	(1)	1
Total	$2	$(1)	$1	$63	$(25)	$38

(1)Related to Energy Systems Group prior to the completion of the sale in June 2023. Amortization ceased at June 30, 2023, the end of the quarter in which the held for sale criteria was met. See Note 3 for further information.
(2)Amortization expense related to the operation and maintenance agreements is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Condensed Statements of Consolidated Income. Amortization ceased at June 30, 2023, the end of the quarter in which the held for sale criteria was met. See Note 3 for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$2	$2	$3	$3
CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will not be significant.

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

During the six months ended June 30, 2022, CenterPoint Energy completed the execution of its previously announced plan to exit the midstream sector by selling the remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units it held.

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (Loss) on Equity Securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Gains (Losses) on Equity Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
AT&T Common	$(34)	$(27)	$(25)	$(37)
Charter Common	9	(67)	25	(160)
WBD Common	(6)	33	8	33
Energy Transfer Common Units	—	—	—	95
Energy Transfer Series G Preferred Units	—	—	—	(9)
Other	—	—	(1)	—
Total	$(31)	$(61)	$7	$(78)

CenterPoint Energy recorded net unrealized gains (losses) of $(31) million and $7 million for the three and six months ended June 30, 2023 and net unrealized losses of $61 million and $164 million for the three and six months ended June 30, 2022 respectively, for equity securities held as of June 30, 2023 and 2022.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held		Carrying Value
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
			(in millions)
AT&T Common	10,212,945	10,212,945	$163	$188
Charter Common	872,503	872,503	321	296
WBD Common	2,470,685	2,470,685	31	23
Other			2	3
Total			$517	$510

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of June 30, 2023. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	June 30, 2023	December 31, 2022
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of June 30, 2023, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $22 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses have third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Certain of these transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $2 million and $11 million outstanding obligations related to the AMAs as of June 30, 2023 and December 31, 2022, respectively, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets.

Debt Transactions. During the six months ended June 30, 2023, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
Houston Electric	March 2023	General Mortgage Bonds (1)	$600	4.95%	2033
Houston Electric	March 2023	General Mortgage Bonds (1)	300	5.30%	2053
		Total Houston Electric	900
CERC	February 2023	Term Loan (2)	500	SOFR (3) + 0.85%	2024
CERC	February 2023	Senior Notes (4)	600	5.25%	2028
CERC	February 2023	Senior Notes (4)	600	5.40%	2033
CERC	May 2023	Senior Notes (5)	300	5.25%	2028
		Total CERC	2,000
CenterPoint Energy (6)	March 2023	First Mortgage Bonds (7)	100	4.98%	2028
CenterPoint Energy (6)	March 2023	First Mortgage Bonds (7)	80	5.04%	2033
CenterPoint Energy	March 2023	Term Loan (8)	250	SOFR (3) + 1.50%	2023
CenterPoint Energy (9)	June 2023	Securitization Bonds (10)	341	5.026% - 5.172%	2038-2043
		Total CenterPoint Energy	$3,671

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
(5)Total proceeds, net of issuance premiums, transaction expenses and fees, of approximately $308 million, which includes approximately $3 million of accrued interest, were used for general corporate purposes, including repayment of all or a portion of CERC’s outstanding $500 million term loan due February 2024.
(6)Issued by SIGECO.
(7)Total proceeds from SIGECO’s March 2023 issuances of first mortgage bonds, net of transaction expenses and fees, of approximately $179 million were used for general corporate purposes, including repaying short-term debt and refunding long-term debt at maturity or otherwise.
(8)Total proceeds, net of transaction expenses and fees, of approximately $250 million were used for general corporate purposes, including the repayment of CenterPoint Energy’s outstanding commercial paper balances. The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in March 2023 and, following the repayment, the term loan agreement was terminated.
(9)Issued by the Securitization Subsidiary. Scheduled final payment dates are November 15, 2036 and May 15, 2041. The SIGECO Securitization Bonds will be repaid over time through a securitization charge imposed on retail electric customers in SIGECO’s service territory. See Notes 1 and 6 for further details.
(10)Total proceeds from the Securitization Subsidiary’s June 2023 issuance of SIGECO Securitization Bonds, net of transaction expenses and fees, of approximately $337 million were used to pay SIGECO the purchase price of the securitization property. SIGECO will use the net proceeds from the sale of the securitization property (after payment of upfront financing costs) to reimburse or pay for qualified costs approved by the IURC related to the planned retirement of its A.B. Brown 1 and 2 coal-powered generation units.

In April 2023, SIGECO executed a remarketing agreement, subject to standard conditions precedent, to remarket five series of tax-exempt debt issued by the Indiana Finance Authority, and secured by SIGECO first mortgage bonds, of approximately $148 million, comprised of: (i) $107 million aggregate principal amount of Environmental Improvement Refunding Revenue Bonds, Series 2013, originally issued by the Indiana Finance Authority on April 26, 2013, and (ii) $41 million aggregate principal amount of Environmental Improvement Refunding Revenue Bonds, Series 2014, originally issued by the Indiana Finance Authority on September 24, 2014, which closed on May 1, 2023. SIGECO expects to remarket an additional $38 million of tax-exempt debt at then market rates due to mandatory purchase or mandatory tender for purchase provisions by the end of 2023.

Debt Repayments and Redemptions. During the six months ended June 30, 2023, the following debt instruments were repaid at maturity or redeemed prior to maturity with proceeds received from the Texas securitization discussed further in Note 6 or through the issuance of new debt:

Registrant	Repayment/Redemption Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
			(in millions)
CERC	March 2023	Term Loan (3)	$500	SOFR (2) + 0.70%	2023
CERC	March 2023	Senior Notes	700	0.70%	2023
CERC	March 2023	Floating Rate Senior Notes	575	Three-month LIBOR plus 0.5%	2023
CERC	May 2023	Term Loan (4)	500	SOFR (2) + 0.85%	2024
		Total CERC	2,275
CenterPoint Energy (1)	January 2023	First Mortgage Bonds	11	4.00%	2044
CenterPoint Energy	March 2023	Term Loan (3)	250	SOFR (2) + 1.50%	2023
		Total CenterPoint Energy	$2,536

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

(4) The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in May 2023 and, following the repayment, the term loan agreement was terminated.

Credit Facilities. The Registrants had the following revolving credit facilities as of June 30, 2023:

Execution Date	Registrant	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2023 (2)	Termination Date
		(in millions)
December 6, 2022	CenterPoint Energy	$2,400	1.500%	65.0%	(3)	60.8%	December 6, 2027
December 6, 2022	CenterPoint Energy (4)	250	1.125%	65.0%		47.1%	December 6, 2027
December 6, 2022	Houston Electric	300	1.250%	67.5%	(3)	52.6%	December 6, 2027
December 6, 2022	CERC	1,050	1.125%	65.0%		42.2%	December 6, 2027
	Total	$4,000

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of June 30, 2023.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	June 30, 2023				December 31, 2022
Registrant	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$11	$1,655	5.46%	$—	$11	$1,770	4.71%
CenterPoint Energy (1)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	1	—	—%	—	—	805	4.67%
Total	$—	$12	$1,655		$—	$11	$2,575

(1)This credit facility was issued by SIGECO.
(2)Outstanding commercial paper generally has maturities of 60 days or less and each Registrants’ commercial paper program is backstopped by such Registrants’ long-term credit facilities. Neither Houston Electric nor SIGECO has a commercial paper program.
Liens. As of June 30, 2023, Houston Electric’s assets were subject to liens securing approximately $7.1 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Houston Electric could issue approximately $4.7 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of June 30, 2023. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of June 30, 2023, SIGECO had approximately $457 million aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of June 30, 2023, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $1.3 billion of additional first mortgage bonds could be issued on this basis.

Other. As of June 30, 2023, certain financial institutions agreed to issue, from time to time, up to $5 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. As of June 30, 2023, such financial institutions had issued less than $1 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
CenterPoint Energy (1)	46%	22%	29%	26%
Houston Electric (2)	21%	21%	22%	21%
CERC (3) (4)	20%	4%	22%	23%

(1)CenterPoint Energy’s higher effective tax rate for the three and six months ended June 30, 2023 compared to the same periods ended June 30, 2022 was primarily due to tax impacts of the sale of Energy Systems Group which is partially offset by the absence of the non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma in 2022.
(2)Houston Electric’s higher effective tax rate for the six months ended June 30, 2023 compared to the same period in 2022 was primarily driven by an increase in state income taxes.
(3)CERC’s higher effective tax rate for the three months ended June 30, 2023 compared to the same period ended June 30, 2022 was primarily driven by the increase in income from continuing operations in 2023 while favorable permanent tax adjustments and EDIT amortization remained consistent.
(4)CERC’s lower effective tax rate for the six months ended June 30, 2023 compared to the same period ended June 30, 2022 was primarily driven by decreased amortization of the EDIT regulatory liability.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $29 million as of June 30, 2023. The Registrants believe that it is reasonably possible that there will be no change in unrecognized tax benefits, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

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

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

On February 1, 2023, Indiana Electric entered into an amended and restated BTA to purchase the 191 MW Posey Solar project for a fixed purchase price over the anticipated 35-year life. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve the amended BTA. With the passage of the IRA, Indiana Electric can now pursue PTCs for solar projects. Indiana Electric has filed an updated CPCN with a request that project costs, net of PTCs, be recovered in rate base, through base rates or the CECA mechanism, depending on which provides more timely recovery. The Posey Solar project is expected to be placed in service in 2025.

On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric a CPCN to purchase and acquire the 130 MW Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project as well as approved the proposed levelized rate and associated ratemaking and accounting treatment. The project is expected to be placed in service by 2025.

As of June 30, 2023, other than discussed below, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remaining six months of 2023	$322	$87	$111	$318
2024	671	161	191	666
2025	572	703	56	569
2026	487	103	39	483
2027	412	105	—	408
2028	368	68	—	364
2029 and beyond	1,707	718	392	1,682

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 years to 25 years and its purchase commitments under its BTA in Posey County, Indiana and its BTA in Pike County, Indiana are included above.
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

(b) Guarantees and Product Warranties (CenterPoint Energy)

On May 21, 2023, CenterPoint Energy, through Vectren Energy Services, entered into the Equity Purchase Agreement to sell Energy Systems Group. The sale closed on June 30, 2023. See Note 3 for further information.

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $519 million as of June 30, 2023. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

Under the terms of the Equity Purchase Agreement, ESG Holdings Group must generally use reasonable best efforts to replace existing CenterPoint Energy guarantees with credit support provided by a party other than CenterPoint Energy as of and after the closing of the transaction. The Equity Purchase Agreement also requires certain protections to be provided for any damages incurred by CenterPoint Energy in relation to these guarantees not released by closing. No additional guarantees were provided by CenterPoint Energy in favor of Energy Systems Group subsequent to the closing of the sale on June 30, 2023.

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 related to its obligation under the outstanding guarantees.

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

Substantially all of the litigation is or will be consolidated in Texas state court in Harris County, Texas, as part of an MDL proceeding, with one case currently pending in justice court in Harris County. The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. The judge ruled that ERCOT has sovereign immunity as a governmental entity and dismissed the suits against it. In a recent opinion in an unrelated matter, the Texas Supreme Court held that ERCOT is entitled to sovereign immunity. This ruling will apply to claims against ERCOT in the MDL. The MDL judge also dismissed all claims against the natural gas defendants (which lists of natural gas defendants incorrectly included Utility Holding, LLC), and the REP defendants and some causes of action against the other defendants. As to the TDU and generator defendants, the MDL judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants are asking the court of appeals to overturn. The court of appeals has granted the request for oral argument in the TDU mandamus proceeding and is expected to hear oral argument in the third quarter of 2023. The MDL judge has allowed plaintiffs to file amended petitions and is going to entertain a second round of initial motions in the five bellweather cases, but otherwise the cases remain stayed as the MDL judge addresses additional preliminary issues.

Following the initial rulings and around the two-year anniversary of the February 2021 Winter Storm Event, there were voluminous amendments, non-suits and re-filings of pending lawsuits, and the filing of new lawsuits, and there continue to be amendments. As such, the pleadings are still being settled and the precise number of cases and claims against particular defendants and in total is still being determined. As of June 30, 2023, there are approximately 225 pending lawsuits that are in or will be added to the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. A putative class action on behalf of everyone who received electric power via the ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021 is also pending against CenterPoint Energy, Houston Electric, and numerous other defendants. Additionally, Utility Holding, LLC is currently named as a defendant in approximately six lawsuits in which CenterPoint Energy and/or Houston Electric are also named as defendants. CenterPoint Energy expects that the claims against Utility Holding, LLC will ultimately be dismissed in light of the judge’s initial rulings. CenterPoint Energy, Utility Holding, LLC, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

In February 2023, twelve lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as one such defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CES). One lawsuit filed in Harris County is a putative class action on behalf of two classes of electric and natural gas customers (those who experienced a loss of electricity and/or natural gas, and those who were charged securitization-related surcharges on a utility bill or were otherwise charged higher rates for electricity and/or gas during the February 2021 Winter Storm Event), potentially including millions of class members. Two other lawsuits (one filed in Harris County and one in Tom Green County) are brought by an entity that purports to be an assignee of claims by tens of thousands of persons and entities that have assigned claims to the plaintiff. These, and nine other similar lawsuits filed in Harris County, generally allege that the defendants engaged in gas market manipulation and price gouging, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event, Winter Storm Elliott, and other severe weather conditions, and through financial market manipulation. Plaintiffs allege that this manipulation impacted gas supply and prices as well as the market, supply, and price of electricity in Texas and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment, and allege a broad array of injuries and damages, including personal injury, property damage, and harm from certain costs being securitized and passed on to ratepayers. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, statutory, consequential economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. As of June 30, 2023, most of the lawsuits have not been served, but the three cases in which defendants were served were tagged for transfer to the existing MDL proceeding referenced above. The plaintiffs in those three cases filed motions to remand the lawsuits back to their original trial courts and out of the MDL. On June 28, 2023, the judge overseeing the MDL heard oral arguments on the motions to remand, but did not state when she would render her ruling. Regardless of whether the cases remain within the MDL, CERC intends to vigorously defend itself against the claims raised, including by raising jurisdictional challenges to the plaintiffs’ claims.

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

	June 30, 2023
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$17	$15
Minimum estimated remediation costs	12	11
Maximum estimated remediation costs	51	44
Minimum years of remediation	5	5
Maximum years of remediation	50	50

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

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy filed timely extension requests available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The EPA is still reviewing industry extension requests, including CenterPoint Energy’s extension request for the Culley East pond; however, the Culley East pond was taken out of service on May 1, 2023, so there is no longer a need for an extension at Culley. Companies can continue to operate ponds pending completion of the EPA’s evaluation of the requests for extension. If the EPA denies a full extension request, that denial may result in increased and potentially significant operational costs in connection with the accelerated implementation of an alternative ash disposal system or may adversely impact Indiana Electric’s future operations. Failure to comply with a cease waste receipt could also result in an enforcement proceeding, resulting in the imposition of fines and penalties. On October 5, 2022, EPA issued a proposed conditional approval of the Part A extension request for the A.B. Brown pond. Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

 In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds. On November 1, 2022, Indiana Electric filed for a CPCN to recover federally mandated costs associated with closure of the Culley East Pond, its third and final ash pond. Indiana Electric is also seeking accounting and ratemaking relief for the project, and on June 8, 2023, Indiana Electric filed a revised CPCN for recovery of the federally mandated ash pond costs. The project costs are estimated to be approximately $50 million, inclusive of overheads.

On March 18, 2023, the EPA proposed amendments to the CCR rule that would, if finalized, apply closure requirements for inactive surface impoundments located at inactive facilities (legacy CCR surface impoundments) and CCR management units located at regulated CCR facilities. CenterPoint Energy is currently reviewing this proposal.

As of June 30, 2023, CenterPoint Energy has recorded an approximate $109 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$118	$190	$443	$721
Less: Preferred stock dividend requirement (Note 18)	12	11	24	24
Income available to common shareholders - basic and diluted	$106	$179	$419	$697
Denominator:
Weighted average common shares outstanding - basic	631,057,000	629,475,000	630,685,000	629,306,000
Plus: Incremental shares from assumed conversions:
Restricted stock	1,948,000	2,188,000	2,345,000	2,188,000
Weighted average common shares outstanding - diluted	633,005,000	631,663,000	633,030,000	631,494,000

Earnings Per Common Share:
Basic Earnings Per Common Share	$0.17	$0.28	$0.66	$1.11
Diluted Earnings Per Common Share	$0.17	$0.28	$0.66	$1.10

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

As of June 30, 2023, reportable segments by Registrant were as follows:

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

•CenterPoint Energy’s Corporate and Other category consists of energy performance contracting and sustainable infrastructure services through Energy Systems Group through June 30, 2023, the date of the sale of Energy Systems Group, and corporate operations which support all of the business operations of CenterPoint Energy.

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

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended June 30,
	2023			2022
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income (Loss)
	(in millions)
Electric	$1,037	(1)	$180	$1,053	(1)	$173
Natural Gas	764		35	818		28
Corporate and Other	74		(97)	73		(11)
Consolidated	$1,875		$118	$1,944		$190

	Six Months Ended June 30,
	2023			2022
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income
	(in millions)
Electric	$1,989	(1)	$303	$1,946	(1)	$255
Natural Gas	2,539		269	2,642		426
Corporate and Other	126		(129)	119		40
Consolidated	$4,654		$443	$4,707		$721

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Affiliates of NRG	$229	$245	$456	$470
Affiliates of Vistra Energy Corp.	112	114	226	219

	Total Assets
	June 30, 2023	December 31, 2022
	(in millions)
Electric	$20,302	$19,024
Natural Gas	16,745	18,043
Corporate and Other, net of eliminations (1)	1,050	1,479
Consolidated	$38,097	$38,546

(1)Total assets included pension and other postemployment-related regulatory assets of $385 million and $405 million as of June 30, 2023 and December 31, 2022, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(16) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$317	$128	$82	$219	$96	$41
Income tax payments, net	154	1	34	267	130	5
Non-cash transactions:
Accounts payable related to capital expenditures	297	164	133	352	221	147
ROU assets obtained in exchange for lease liabilities (1)	3	1	—	1	—	—

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	June 30, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$214	$62	$1	$74	$75	$—
Restricted cash included in Prepaid expenses and other current assets	18	12	—	17	13	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$232	$74	$1	$91	$88	$—

(1)Cash and cash equivalents related to VIEs as of June 30, 2023 and December 31, 2022 included $63 million and $75 million, respectively, at CenterPoint Energy and $62 million and $75 million, respectively, at Houston Electric.

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

The table below summarizes CenterPoint Energy money pool activity:

	June 30, 2023		December 31, 2022
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$(110)	$417	$(642)	$—
Weighted average interest rate	5.50%	5.50%	4.75%	4.75%

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$40	$56	$37	$51	$75	$106	$76	$109
Net affiliate service charges (billings)	(3)	3	(9)	9	(6)	6	(15)	15

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$109	$107	$30	$72	$160	$311	$67	$111
Cash dividend paid to parent related to the sale of the Arkansas and Oklahoma Natural Gas businesses	—	—	—	—	—	—	—	720
Cash contribution from parent	—	500	506	125	650	500	1,143	125
Net assets acquired in the Restructuring	—	—	—	2,345	—	—	—	2,345
Non-cash capital contribution from parent in payment for property, plant and equipment below	—	—	—	—	—	—	38	54
Cash paid to parent for property, plant and equipment below	—	—	13	13	—	—	65	61
Property, plant and equipment from parent (1)	—	—	13	13	—	—	103	115

(1) Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Common Stock	$0.190	$0.170	$0.190	$0.170	$0.190	$0.170	$0.380	$0.340
Series A Preferred Stock	—	—	—	—	—	—	30.625	30.625

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	800,000	800,000	$790	$790
		800,000	800,000	$790	$790

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Series A Preferred Stock	$12	$11	$24	$24
Total income allocated to preferred shareholders	$12	$11	$24	$24

Temporary Equity (CenterPoint Energy)

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a retention incentive agreement with David J. Lesar, then President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Pursuant to the retention incentive agreement, Mr. Lesar received equity-based awards under CenterPoint Energy’s LTIP covering a total of 1 million shares of Common Stock (Total Stock Award) which were granted in multiple annual awards. Mr. Lesar received 400 thousand restricted stock units in July 2021 that vested in December 2022 and 400 thousand restricted stock units and 200 thousand restricted stock units in February 2022 and February 2023, respectively, that will vest in December 2023. For accounting purposes, the 1 million shares under the Total Stock Award, consisting of the equity-based awards described above, were considered granted in July 2021. In the event that death, disability, termination without cause or resignation for good reason, as defined in the retention incentive agreement, had occurred prior to the full Total Stock Award being awarded, CenterPoint Energy would have paid a lump sum cash payment equal to the value of the unawarded equity-based awards, based on the closing trading price of Common Stock on the date of the event’s occurrence. Because the equity-based awards would have been redeemable for cash prior to being awarded upon events that were not probable at the grant date, the equity associated with any unawarded equity-based awards were classified as Temporary Equity as of December 31, 2022 on CenterPoint Energy’s Condensed Consolidated Balance Sheets. As of June 30, 2023, all restricted stock units have been awarded to Mr. Lesar and no amounts are reflected in Temporary Equity on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(32)	$—	$15	$(62)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	—	—	—	(34)	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	—	—	—	1	—	—
Actuarial losses (1)	—	—	—	1	—	—
Settlement (2)	—	—	—	13	—	—
Tax benefit (expense)	—	—	—	(4)	—	—
Net current period other comprehensive income (loss)	—	—	—	(23)	—	—
Ending Balance	$(32)	$—	$15	$(85)	$—	$10

	Six Months Ended June 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(31)	$—	$16	$(64)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	—	—	—	(34)	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	(1)	—	(1)	1	—	—
Actuarial losses (1)	—	—	—	2	—	—
Settlement (2)	—	—	—	13	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	—	—	—	1	—	—
Tax benefit (expense)	—	—	—	(4)	—	—
Net current period other comprehensive income (loss)	(1)	—	(1)	(21)	—	—
Ending Balance	$(32)	$—	$15	$(85)	$—	$10

(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(19) Leases

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for mobile generation. The short-term lease agreement allowed Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. As of December 31, 2022, the short-term lease agreement has expired and all mobile generation assets are leased under the long-term lease agreement. Per Houston Electric’s short-term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $104 million and $103 million as of June 30, 2023 and December 31, 2022, respectively.

The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of June 30, 2023 and December 31, 2022 and relates to removal costs that will be incurred at the end of the lease term. As of June 30, 2023, Houston Electric has secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $113 million. The $113 million prepayment is being held in an escrow account, not controlled by Houston Electric, and the funds will be released when a first lien can be secured for Houston Electric. Expenses associated with the long-term lease, including depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $106 million and $60 million as of June 30, 2023 and December 31, 2022, respectively. The long-term lease agreement contains a termination clause that can be exercised in the event of material adverse regulatory actions. If the right to terminate is elected, subject to the satisfaction of certain conditions, 75% of Houston Electric’s prepaid lease costs that is attributable to the period from the effective date of termination to the end of the lease term would be refunded. In December 2022, the long-term lease agreement was amended to include a disallowance reimbursement clause that can be exercised in the event that any regulatory proceeding or settlement agreement results in a disallowance of Houston Electric’s recovery of deferred costs under either the long-term lease agreement, short-term lease agreement or any other quantifiable adverse financial impact to Houston Electric. If the disallowance reimbursement clause is exercised, 85% of such disallowance up to $53 million would be paid to Houston Electric. Any disallowance greater than $53 million would remain subject to the 75% limit set forth in the termination clause. For further discussion of the regulatory impacts, see Note 6.

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

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$1	$—	$1	$2	$—	$—
Short-term lease cost	13	14	—	37	37	—
Total lease cost (1)	$14	$14	$1	$39	$37	$—

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$3	$1	$1	$2	$—	$1
Short-term lease cost	13	13	—	84	83	—
Total lease cost (1)	$16	$14	$1	$86	$83	$1

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than recognizing Depreciation and Amortization in the Condensed Statements of Consolidated Income.

Lease income was as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$1	$—	$1	$1	$—	$1
Variable lease income	—	—	—	1	—	—
Total lease income	$1	$—	$1	$2	$—	$1

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$3	$—	$2	$3	$—	$1
Variable lease income	1	—	—	1	—	—
Total lease income	$4	$—	$2	$4	$—	$1

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$16	$7	$5	$19	$6	$5
Finance ROU assets (2)	574	574	—	621	621	—
Total leased assets	$590	$581	$5	$640	$627	$5
Liabilities:
Current operating lease liability (3)	$4	$1	$2	$5	$1	$2
Non-current operating lease liability (4)	12	5	3	14	5	4
Total leased liabilities (5)	$16	$6	$5	$19	$6	$6

Weighted-average remaining lease term (in years) - operating leases	5.0	4.4	3.5	4.3	4.8	3.9
Weighted-average discount rate - operating leases	4.10%	4.09%	3.59%	3.80%	4.01%	3.58%
Weighted-average remaining lease term (in years) - finance leases	6.0	6.0	—	6.5	6.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	3.60%	3.60%	—

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
(3)Reported within Current other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(5)Finance lease liabilities were not significant as of June 30, 2023 or December 31, 2022 and are reported within Other long-term debt in the Registrants’ respective Condensed Consolidated Balance Sheets when applicable.

As of June 30, 2023, finance lease liabilities were not significant to the Registrants. As of June 30, 2023, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2023	$3	$—	$1
2024	4	2	2
2025	3	2	1
2026	3	2	1
2027	2	1	—
2028	2	—	—
2029 and beyond	1	—	—
Total lease payments	18	7	5
Less: Interest	2	1	—
Present value of lease liabilities	$16	$6	$5

As of June 30, 2023, future minimum finance lease payments were not significant to the Registrants. As of June 30, 2023, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2023	$3	$—	$2
2024	6	1	5
2025	8	1	5
2026	8	—	5
2027	8	—	5
2028	7	—	5
2029 and beyond	176	—	170
Total lease payments to be received	$216	$2	$197

Other information related to leases is as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$1	$1	$1	$1	$—	$—

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$3	$1	$1	$3	$—	$1
Financing cash flows from finance leases included in the measurement of lease liabilities	—	—	—	171	171	—

See Note 16 for information on ROU assets obtained in exchange for operating lease liabilities.

(20) Subsequent Events (CenterPoint Energy)

On July 19, 2023, CenterPoint Energy’s Board of Directors declared the following cash dividends to shareholders of record as of the close of business on the applicable record dates.

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	July 19, 2023	August 17, 2023	September 14, 2023	$0.1900
Series A Preferred Stock	July 19, 2023	August 15, 2023	September 1, 2023	$30.6250

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

RECENT EVENTS

Divestiture of Energy Systems Group. On May 21, 2023, Vectren Energy Services entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023 for $154 million in cash, subject to finalization of the purchase price adjustment. For further information, see Note 3 to the Interim Condensed Financial Statements.

Regulatory Proceedings. On March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in proceeds from the customer rate relief bonds issued by the Texas Public Financing Authority related to the February 2021 Winter Storm Event. On April 5, 2023, a final order was issued approving the $39 million revenue requirement from Houston Electric’s 2021 investment in TEEEF. On April 5, 2023, Houston Electric filed its second TEEEF filing requesting recovery of $188 million of TEEEF related costs incurred through December 31, 2022. On June 29, 2023, Indiana Electric received the net securitization proceeds of $337 million to reimburse it for or fund qualified costs approved by the IURC related to the planned retirement of its A.B. Brown coal-fired generation facilities. For further information, see Note 6 to the Interim Condensed Financial Statements. For information related to our pending and completed regulatory proceedings to date in 2023, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. During the six months ended June 30, 2023, CenterPoint Energy issued or borrowed a combined $3.7 billion in new debt, including Houston Electric’s issuance of $900 million aggregate principal amount of general mortgage bonds, CERC’s issuance of $1.5 billion aggregate principal amount of senior notes, CERC’s $500 million term loan, Securitization Subsidiary’s issuance of $341 million aggregate principal amount of SIGECO Securitization Bonds, SIGECO’s issuance of $180 million aggregate principal amount of first mortgage bonds and CenterPoint Energy’s $250 million term loan. CenterPoint Energy repaid or redeemed a combined $2.54 billion of debt, including CERC’s repayment of $1.0 billion of term loans and $1.275 billion of senior notes maturing in 2023, CenterPoint Energy’s repayment of its $250 million term loan and SIGECO’s early redemption of $11 million of first mortgage bonds maturing in 2044, excluding scheduled principal payments on Securitization Bonds. For information about debt transactions to date in 2023, see Note 11 to the Interim Condensed Financial Statements.

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

Income available to common shareholders for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions)
Electric	$180	$173	$7	$303	$255	$48
Natural Gas	35	28	7	269	426	(157)
Total Utility Operations	215	201	14	572	681	(109)
Corporate & Other (1)	(109)	(22)	(87)	(153)	16	(169)
Total CenterPoint Energy	$106	$179	$(73)	$419	$697	$(278)

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Income available to common shareholders decreased $73 million primarily due to the following items:

•an increase in income available to common shareholders of $7 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $7 million for the Natural Gas reportable segment, as further discussed below;
•a decrease in income available to common shareholders of $87 million for Corporate and Other, primarily due to a loss on sale of $12 million and current tax expense of $33 million related to the divestiture of Energy Systems Group further discussed in Note 3 to the Interim Condensed Financial Statements, as well as $19 million due to remeasurement of deferred income tax balances. The remaining variance is due largely to an approximately $20 million increase in borrowing costs due to higher interest rates.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Income available to common shareholders decreased $278 million primarily due to the following items:

•an increase in net income of $48 million for the Electric reportable segment, as further discussed below;
•a decrease in net income of $157 million for the Natural Gas reportable segment, as further discussed below;
•a decrease in income available to common shareholders of $169 million for Corporate and Other, primarily due to the pre-tax net gain of $86 million on the sale of Energy Transfer equity securities in 2022 further discussed in Note 10 to the Interim Condensed Financial Statements, partially offset by $45 million of costs associated with early redemption of long-term debt in first quarter 2022, a loss on sale of $12 million and current tax expense of $33 million related to the divestiture of Energy Systems Group further discussed in Note 3 to the Interim Condensed Financial Statements, as well as $19 million due to remeasurement of deferred income tax balances. The remaining variance is due largely to an approximately $30 million increase in borrowing costs due to higher interest rates.

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

Electric (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Electric reportable segment, please read “Risk Factors — Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

The following table provides summary data of the Electric reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,037	$1,053	$(16)	$1,989	$1,946	$43
Expenses:
Utility natural gas, fuel and purchased power	19	56	37	79	97	18
Operation and maintenance	450	449	(1)	876	886	10
Depreciation and amortization	218	205	(13)	409	397	(12)
Taxes other than income taxes	68	72	4	135	140	5
Total expenses	755	782	27	1,499	1,520	21
Operating Income	282	271	11	490	426	64
Other Income (Expense):
Interest expense and other finance charges	(71)	(59)	(12)	(132)	(116)	(16)
Other income, net	14	7	7	26	12	14
Income Before Income Taxes	225	219	6	384	322	62
Income tax expense	45	46	1	81	67	(14)
Net Income	$180	$173	$7	$303	$255	$48
Throughput (in GWh):
Residential	9,036	10,003	(10)%	15,004	16,349	(8)%
Total	28,009	29,270	(4)%	49,765	52,425	(5)%
Weather (percentage of 10-year average for service area):
Cooling degree days	105%	126%	(21)%	109%	118%	(9)%
Heating degree days	78%	53%	25%	86%	121%	(35)%
Number of metered customers at end of period:
Residential	2,561,331	2,517,362	2%	2,561,331	2,517,362	2%
Total	2,887,492	2,840,830	2%	2,887,492	2,840,830	2%

The following table provides variance explanations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as well as for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2023 vs 2022	Six Months Ended June 30, 2023 vs 2022
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$19	$74
Customer rates	46	68
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	(37)	(18)
Customer growth	6	12
Miscellaneous revenues, including service connections and off-system sales	(7)	(9)
Bond Companies equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(2)	(4)
Energy efficiency, and other pass-through, offset in operation and maintenance below	7	7
Weather, efficiency improvements and other usage impacts	(30)	(48)
Bond Companies, offset in other line items below	(18)	(39)
Total	$(16)	$43
Utility natural gas, fuel and purchased power
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	$6	$7
Cost of purchased power, offset in revenues above	31	11
Total	$37	$18
Operation and maintenance
All other operation and maintenance expense, including materials and supplies and insurance	$11	$27
Energy efficiency, and other pass-through, offset in revenues above	(7)	(7)
Labor and benefits	4	13
Contract services	(2)	(2)
Bond Companies, offset in other line items	1	1
Support services, primarily information technology cost	(6)	(1)
Transmission costs billed by transmission providers, offset in revenues above	(2)	(21)
Total	$(1)	$10
Depreciation and amortization
Bond Companies, offset in other line items	$13	$31
Ongoing additions to plant-in-service	(26)	(43)
Total	$(13)	$(12)
Taxes other than income taxes
Franchise fees and other taxes	$2	$3
Incremental capital projects placed in service, net of updated property tax rates	2	2
Total	$4	$5
Interest expense and other finance charges
Changes in outstanding debt	$(19)	$(35)
Bond Companies, offset in other line items	2	4
Other, primarily AFUDC and impacts of regulatory deferrals	5	15
Total	$(12)	$(16)
Other income, net
Other income, including AFUDC - Equity	$7	$14
Total	$7	$14

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

Natural Gas (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas reportable segment, please read “Risk Factors — Risk Factors Affecting Operations — Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$764	$818	$(54)	$2,539	$2,642	$(103)
Expenses:
Utility natural gas, fuel and purchased power	261	357	96	1,279	1,414	135
Non-utility cost of revenues, including natural gas	—	1	1	1	2	1
Operation and maintenance	222	209	(13)	450	455	5
Depreciation and amortization	128	117	(11)	250	229	(21)
Taxes other than income taxes	59	61	2	129	138	9
Total expenses	670	745	75	2,109	2,238	129
Operating Income	94	73	21	430	404	26
Other Income (Expense):
Gain on sale	—	—	—	—	303	(303)
Interest expense and other finance charges	(48)	(33)	(15)	(92)	(63)	(29)
Other income (expense), net	4	(10)	14	6	(10)	16
Income Before Income Taxes	50	30	20	344	634	(290)
Income tax expense	15	2	(13)	75	208	133
Net Income (Loss)	$35	$28	$7	$269	$426	$(157)
Throughput (in Bcf):
Residential	28	28	—%	124	151	(18)%
Commercial and Industrial	91	90	1%	224	226	(1)%
Total	119	118	1%	348	377	(8)%
Weather (percentage of 10-year average for service area):
Heating degree days	88%	102%	(14)%	88%	108%	(20)%
Number of metered customers at end of period:
Residential	3,965,118	3,919,079	1%	3,965,118	3,919,079	1%
Commercial and Industrial	299,213	295,487	1%	299,213	295,487	1%
Total	4,264,331	4,214,566	1%	4,264,331	4,214,566	1%

The following table provides variance explanations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as well as for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2023 vs 2022	Six Months Ended June 30, 2023 vs 2022
	(in millions)
Revenues
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$—	$(38)
Weather and usage	17	(7)
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	(96)	(112)
Gross receipts tax, offset in taxes other than income taxes below	(1)	(7)
Energy efficiency, offset in operation and maintenance below	(5)	(9)
Non-volumetric and miscellaneous revenue	3	4
Changes in non-utility revenues	5	8
Customer growth	4	12
Pass-through revenues, offset in operation and maintenance below	6	15
Customer rates and impact of the change in rate design	13	31
Total	$(54)	$(103)
Utility natural gas, fuel and purchased power
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$—	$23
Cost of natural gas, offset in revenues above	96	112
Total	$96	$135
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$1	$1
Total	$1	$1
Operation and maintenance
Corporate support services	$(2)	$7
Labor and benefits	(3)	3
Energy efficiency, offset in revenues above	5	9
Miscellaneous operations and maintenance expense, including bad debt expense	(3)	1
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	3
Contract services	(4)	(3)
Pass-through expense, offset in revenues above	(6)	(15)
Total	$(13)	$5
Depreciation and amortization
Incremental capital projects placed in service	$(11)	$(23)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	2
Total	$(11)	$(21)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$1	$7
Other, primarily property taxes	1	1
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	1
Total	$2	$9
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$—	$(303)
Total	$—	$(303)
Interest expense and other finance charges
Changes in outstanding debt	$(18)	$(47)
Other, primarily AFUDC and impacts of regulatory deferrals	3	18
Total	$(15)	$(29)
Other income (expense), net
AFUDC - Equity, primarily from increased capital spend	$3	$5
Decrease to non-service benefit cost	12	10
Other	(1)	1
Total	$14	$16

.
Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

HOUSTON ELECTRIC’S MANAGEMENT’S NARRATIVE ANALYSIS
OF CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$868	$822	$46	$1,628	$1,515	$113
Bond Companies	41	59	(18)	73	112	(39)
Total revenues	909	881	28	1,701	1,627	74
Expenses:
Operation and maintenance, excluding Bond Companies	399	403	4	779	797	18
Depreciation and amortization, excluding Bond Companies	147	120	(27)	276	234	(42)
Taxes other than income taxes	67	68	1	131	131	—
Bond Companies	41	54	13	71	103	32
Total expenses	654	645	(9)	1,257	1,265	8
Operating Income	255	236	19	444	362	82
Other Income (Expense)
Interest expense and other finance charges	(63)	(50)	(13)	(116)	(98)	(18)
Interest expense on Securitization Bonds	(2)	(4)	2	(4)	(8)	4
Other income, net	10	4	6	17	8	9
Income Before Income Taxes	200	186	14	341	264	77
Income tax expense	42	39	(3)	75	56	(19)
Net Income	$158	$147	$11	$266	$208	$58
Throughput (in GWh):
Residential	8,741	9,710	(10)%	14,393	15,698	(8)%
Total	26,788	27,704	(3)%	47,438	49,638	(4)%
Weather (percentage of 10-year average for service area):
Cooling degree days	105%	127%	(22)%	109%	118%	(9)%
Heating degree days	69%	13%	56%	87%	124%	(37)%
Number of metered customers at end of period:
Residential	2,428,904	2,382,145	2%	2,428,904	2,382,145	2%
Total	2,735,799	2,686,295	2%	2,735,799	2,686,295	2%

The following table provides variance explanations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as well as for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2023 vs 2022	Six Months Ended June 30, 2023 vs 2022
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers	$19	$74
Customer rates	50	66
Customer growth	6	12
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(2)	(4)
Weather impacts and other usage	(29)	(37)
Energy efficiency, offset in operations and maintenance below	2	2
Bond Companies, offset in other line items below	(18)	(39)
Total	$28	$74
Operation and maintenance, excluding Bond Companies
All other operation and maintenance expense, including materials and supplies and insurance	$9	$28
Labor and benefits	4	12
Support services, primarily information technology cost	(4)	—
Contract services	(1)	1
Energy efficiency, offset in revenues above	(2)	(2)
Transmission costs billed by transmission providers, offset in revenues above	(2)	(21)
Total	$4	$18
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(27)	$(42)
Total	$(27)	$(42)
Taxes other than income taxes
Franchise fees and other taxes	$1	$—
Total	$1	$—
Bond Companies expense
Operations and maintenance and depreciation expense, offset in revenues above	$13	$32
Total	$13	$32
Interest expense and other finance charges
Changes in outstanding debt	$(16)	$(29)
Other, primarily AFUDC, impacts of regulatory deferrals	3	11
Total	$(13)	$(18)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in revenues above	$2	$4
Total	$2	$4
Other income, net
Other income, including AFUDC - Equity	$6	$9
Total	$6	$9

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERC’S MANAGEMENT’S NARRATIVE ANALYSIS OF CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its single reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. As a result of the Restructuring further discussed in Note 1 to the Interim Condensed Financial Statements, prior year amounts have been recast. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Affecting Operations — Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$745	$796	$(51)	$2,462	$2,560	$(98)
Expenses:
Utility natural gas, fuel and purchased power	260	351	91	1,258	1,384	126
Non-utility cost of revenues, including natural gas	—	1	1	1	2	1
Operation and maintenance	211	202	(9)	429	440	11
Depreciation and amortization	122	113	(9)	240	220	(20)
Taxes other than income taxes	59	60	1	128	135	7
Total expenses	652	727	75	2,056	2,181	125
Operating Income	93	69	24	406	379	27
Other Income (Expense):
Gain on sale	—	—	—	—	557	(557)
Interest expense and other finance charges	(45)	(30)	(15)	(87)	(59)	(28)
Other income, net	5	(11)	16	6	(11)	17
Income Before Income Taxes	53	28	25	325	866	(541)
Income tax expense	10	1	(9)	70	203	133
Net Income	$43	$27	$16	$255	$663	$(408)
Throughput (in Bcf):
Residential	27	27	—%	121	147	(18)%
Commercial and Industrial	81	82	(1)%	206	207	—%
Total	108	109	(1)%	327	354	(8)%
Weather (percentage of 10-year average for service area):
Heating degree days	88%	102%	(14)%	89%	109%	(20)%
Number of metered customers at end of period:
Residential	3,861,596	3,815,625	1%	3,861,596	3,815,625	1%
Commercial and Industrial	288,662	284,914	1%	288,662	284,914	1%
Total	4,150,258	4,100,539	1%	4,150,258	4,100,539	1%

The following table provides variance explanations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as well as for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2023 vs 2022	Six Months Ended June 30, 2023 vs 2022
	(in millions)
Revenues
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$—	$(38)
Weather and usage	17	(7)
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	(91)	(103)
Gross receipts tax, offset in taxes other than income taxes below	(1)	(6)
Energy efficiency, offset in operation and maintenance below	(5)	(8)
Non-volumetric and miscellaneous revenue	3	3
Changes in non-utility revenues	5	8
Pass-through revenues, offset in operation and maintenance below	4	10
Customer growth	4	12
Customer rates and impact of the change in rate design	13	31
Total	$(51)	$(98)
Utility natural gas, fuel and purchased power
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$—	$23
Cost of natural gas, offset in revenues above	91	103
Total	$91	$126
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$1	$1
Total	$1	$1
Operation and maintenance
Corporate support services	$(2)	$7
Labor and benefits	(3)	4
Energy efficiency, offset in revenues above	5	8
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	3
Miscellaneous operations and maintenance expense, including bad debt expense	(3)	(1)
Contract services	(2)	—
Pass-through expense, offset in revenues above	(4)	(10)
Total	$(9)	$11
Depreciation and amortization
Incremental capital projects placed in service	$(9)	$(22)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	2
Total	$(9)	$(20)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$1	$6
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	1
Total	$1	$7
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$—	$(557)
Total	$—	$(557)
Interest expense and other finance charges
Changes in outstanding debt	$(18)	$(46)
Other, primarily AFUDC and impacts of regulatory deferrals	3	18
Total	$(15)	$(28)
Other income (expense), net
AFUDC - Equity, primarily from increased capital spend	$3	$4
Decrease to non-service benefit cost	12	10
Other	1	3
Total	$16	$17

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

As a result of the Restructuring further discussed in Note 1 to the Interim Condensed Financial Statements, prior year amounts for CERC have been recast. The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$2,482	$415	$2,147	$978	$188	$767
Investing activities	(2,154)	(1,198)	(1,233)	942	(1,391)	1,394
Financing activities	(187)	769	(913)	(1,597)	1,066	(2,173)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$150	$84	$(10)
Changes in working capital	487	191	320
Change in net regulatory assets and liabilities (1)	909	(80)	1,062
Other	(42)	32	8
	$1,504	$227	$1,380

(1)This change is primarily related to the receipt of proceeds at CenterPoint Energy and CERC from the Texas securitization program. For further details, see Note 6 to the Interim Condensed Financial Statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$(702)	$—	$—
Capital expenditures	(379)	(45)	(119)
Net change in notes receivable from affiliated companies	—	272	(417)
Proceeds from divestitures	(1,930)	—	(2,075)
Other	(85)	(34)	(16)
	$(3,096)	$193	$(2,627)

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$306	$—	$(480)
Net changes in long-term debt and term loans outstanding, excluding commercial paper	957	141	(696)
Net changes in debt issuance costs	(11)	(1)	(5)
Net changes in short-term borrowings	29	—	29
Proceeds from government grants	—	—	—
Payment of obligation for finance lease	171	171	—
Increased payment of common stock dividends	(26)	—	—
Net change in notes payable from affiliated companies	—	(20)	1,517
Contribution from parent	—	(493)	375
Dividend to parent	—	(93)	520
Other	(16)	(2)	—
	$1,410	$(297)	$1,260

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Series A Preferred Stock and Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining six months of 2023 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$1,391	$618	$620
Scheduled principal payments on Securitization Bonds	79	79	—
Maturing senior notes	57	—	57
Minimum contributions to pension plans and other post-retirement plans	7	1	2

The Registrants expect that anticipated cash needs for the remaining six months of 2023 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Discretionary financing or refinancing may result in the issuance of debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

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

Regulatory Matters

February 2021 Winter Storm Event

For further information about the February 2021 Winter Storm Event, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

For further information about the issuance of SIGECO Securitization Bonds, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric CPCN (CenterPoint Energy)

BTAs

On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the Posey Solar project. On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey Solar project through a BTA to acquire its solar array assets for a fixed purchase price and approved recovery of costs via a levelized rate over the anticipated 35-year life. Due to community feedback and rising project costs caused by inflation and supply chain issues affecting the energy industry, Indiana Electric, along with Arevon, the developer, announced plans in January 2022 to downsize the Posey Solar project to 191 MW. Indiana Electric collaboratively agreed to the scope change, and on February 1, 2023, Indiana Electric entered into an amended and restated BTA that is contingent on further IURC review and approval. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve the amended BTA. With the passage of the IRA, Indiana Electric can now pursue PTCs for solar projects. Indiana Electric has filed an updated CPCN with a request that project costs, net of PTCs, be recovered in rate base, through base rates or the CECA mechanism, depending on which provides more timely recovery. The Posey Solar project is expected to be placed in service in 2025.
On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing was held on November 1, 2022. On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric to purchase and acquire the Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project, approved the proposed levelized rate and associated ratemaking and accounting treatment. The project is expected to be placed in service by the first quarter of 2025.

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility with installed capacity of 200 MWs through a BTA, consistent with its 2019/2020 IRP that calls for up to 300 MWs of wind generation. The wind project is located in MISO’s Central Region zone 4. Commercial operation is expected as early as the end of 2025; however, factors (such as MISO interconnection process timing) could delay the project into 2026. Indiana Electric has requested recovery via the CECA mechanism or through base rates in the next general rate case, depending on which provides more timely recovery. On June 6, 2023 the IURC issued an order approving the CPCN, and thereby authorizing Indiana Electric to purchase the wind generating facility. However, as of the date of the filing of this Form 10-Q, Indiana Electric has not entered into any definitive agreement relating to this wind energy generating facility, and it is not certain that a definitive agreement will be entered into at all.

PPAs

Indiana Electric also sought approval in February 2021 for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. In October 2021, the IURC approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. Due to rising project costs caused by inflation and supply chain issues affecting the energy industry, Clenera LLC and Indiana Electric were compelled to renegotiate terms of the agreement to increase the PPA price. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with certain modifications. Revised purchase power costs are requested to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA. The amended PPA was approved by the IURC in the second quarter of 2023. The Clenera LLC solar array is expected to be placed in service in the second quarter of 2025.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On October 19, 2022, Indiana Electric filed with the IURC seeking approval of the amended PPA with Origis and a hearing was held on January 4, 2023. On February 22, 2023, the IURC issued an order authorizing Indiana Electric to (i) enter into the amended PPA with Origis; (ii) recover the cost of the amended PPA over its full term as proposed; and (iii) use the proposed ratemaking treatment. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. Revised purchase power costs are requested to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA with Oriden. The amended PPA with Oriden was approved by the IURC in the second quarter of 2023. The Oriden solar array is expected to be placed in service in the second quarter of 2025 and the Origis solar array is expected to be placed in service by the third quarter of 2024.

Natural Gas Combustion Turbines

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. On June 28, 2022, the IURC approved the CPCN. The estimated $334 million turbine facility is planned to be constructed at the current site of the A.B. Brown power plant in Posey County, Indiana and would provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana South’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5 mile pipeline will be constructed and operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. Indiana Electric entered into an agreement with Texas Gas Transmission, pending FERC approval of a necessary pipeline, to supply firm gas service to the new combustion turbines being constructed as part of the generation transition. On October 20, 2022, FERC granted Texas Gas Transmission a certificate to construct the pipeline. On November 21, 2022, the Citizens Action Coalition of Indiana, Inc. filed a request for rehearing which was denied on June 8, 2023 when FERC issued a Notice of Denial of Rehearing by Operation of Law. Separately, on February 21, 2023, Citizens Action Coalition of Indiana, Inc. filed a Petition for Review at the United States Court of Appeals for the District of Columbia. The appeal is pending with the briefing schedule recently being released. Finally, on July 7, 2023, FERC issued a Notice to Proceed with Full Construction and Modification Approvals, granting Texas Gas Transmission’s request to proceed, in full, with construction of the Henderson County Expansion Project. Indiana Electric granted its contractor a full notice to proceed to construct the turbines on December 9, 2022. The facility is targeted to be operational by mid-2025. Recovery of the proposed natural gas combustion turbines and regulatory asset will be requested in the next Indiana Electric rate case expected in 2023.

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

Texas Legislation (CenterPoint Energy, Houston Electric and CERC)

Houston Electric continues to review the effects of legislation passed in 2021. For example, pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation). Additionally, the 2021 legislation allows Houston Electric to seek recovery of transmission and distribution facilities that have a lead time of at least six months and would aid in restoring power to Houston Electric’s distribution customers following certain widespread power outages. Houston Electric plans to seek recovery of costs associated with LLTF in a future DCRF or ratemaking proceeding. For additional information, see Note 6 to the Interim Condensed Financial Statements.

Houston Electric and CERC are also reviewing legislation passed in 2023, including the following pieces of legislation that became law during the 88th Texas Legislature, including:

•House Bill 1500 is effective September 1, 2023 and continues the functions of the PUCT, the Office of Public Utility Counsel, and ERCOT through 2029. This bill also includes an amendment that clarifies the use cases under which TDUs may lease and operate temporary generation during “significant” power outages;
•House Bill 2263 is effective June 12, 2023 and authorizes local distribution companies to offer programs to promote energy conservation and to recover costs prudently incurred to implement such programs under Railroad Commission authority;
•House Bill 2555 is effective June 13, 2023 and allows an electric utility to create a transmission and distribution system resiliency plan with the PUCT and associated cost recovery to enhance its system through hardening, undergrounding certain lines, flood mitigation measures, and vegetation management. We anticipate that the PUCT will open a rule making proceeding; the PUCT has until December 10, 2023 to adopt a rule;
•Senate Bill 947 is effective September 1, 2023 and creates severe criminal offenses for intentional damage to critical infrastructure facilities that create extended power outages;
•Senate Bill 1015 is effective June 18, 2023 and allows utilities to file the DCRF twice a year, on any day the PUCT is open (at least 185 days after filing a full base rate proceeding) and setting an administrative approval timeline of 60 days;
•Senate Bill 1016 is effective May 5, 2023 and requires the PUCT to presume that all employee compensation and benefits are reasonable and necessary when establishing a utility’s rates if based upon market compensation studies issued within the last three years; it includes exceptions for utility officer incentives that are based on financial metrics. Certain incentive compensation that is in-line with market studies will be presumed reasonable and recoverable; and
•Senate Bill 1076 is effective June 2, 2023 and moves the timeline for the PUCT to approve certificates of convenience and necessity for transmission projects to 180 days after the date of filing, rather than the first anniversary of the day it was filed.

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

On June 28, 2023, CERC submitted its first innovation plan to the MPUC; the five-year plan includes 18 pilot projects and seven smaller research-and-development projects. These projects will deploy and evaluate a broad array of innovative resources including made-in-Minnesota alternative gases such as renewable natural gas and green hydrogen as well as pioneering technologies such as a networked geothermal district energy system and end-use carbon capture. The proposed plan requires approval from the MPUC through a review process that is expected to take about one year. The MPUC has asked for comments by September 15, 2023 if parties believe that the filing is incomplete based on the reporting requirements or if parties do not believe that that the MPUC’s standard informal proceeding process is appropriate. The initial comment period closes November 3, 2023, reply comments are due January 12, 2024 and supplemental comments are due February 2, 2024; the MPUC has indicated that unless warranted by comments received by September 15, 2023, it does not intend to hear this matter before the completion of the entire comment period.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects have been impacted by delays and/or increased costs. The delays and inflationary cost pressures communicated from the developers of our solar projects are primarily due to (i) unavailability of solar panels and other uncertainties related to the pending DOC investigation on anti-dumping and countervailing duties petition filed by a domestic solar manufacturer, (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China's Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On December 2, 2022, the DOC issued its preliminary determination, finding four of the eight companies being investigated are attempting to bypass U.S. duties; however, the investigation continues and the DOC’s final determination is now expected in August 2023. In June 2022, President Biden authorized an executive order which would suspend anti-circumvention tariffs on solar panels for two years; however, the executive order could be subject to legal and legislative challenges and its effects remain uncertain. The resolution of these issues will determine what additional costs or delays our solar projects will be subject to. These impacts have resulted in cost increases for certain projects, and may result in cost increases in other projects, and such impacts have resulted in, or are expected to result in, the need for us to seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors” in the Registrants’ 2022 Form 10-K.

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

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
DCRF (1)	85	April 2023	TBD	TBD	The net change in distribution invested capital since its last base rate proceeding of approximately $1.9 billion for the period January 1, 2019 through December 31, 2022 for a revenue increase of $85 million, adjusted for load growth. On July 14, 2023 a settlement was filed that results in a revenue increase of $70 million adjusted for load growth.
TEEEF (1)	149	April 2023	TBD	TBD	A total Rider TEEEF revenue requirement of $188 million for cost incurred through December 31, 2022. The revenue change between the rates resulting from the 2022 TEEEF and this application is $149 million.
TCOS	40	March 2023	May 2023	May 2023	Based on net change in invested capital of $367 million for the period August 1, 2022 through January 31, 2023.
DCRF	117	April 2022	April 2023	April 2023
 A final order was issued on April 5, 2023 approving a TEEEF revenue requirement of $39 million with rates effective April 15, 2023. On April 28, 2023 and May 1, 2023 certain intervenors filed motions for rehearing of the PUCT’s April 5, 2023 order. On May 25, 2023 the PUCT issued its order on rehearing which clarified some of the findings, but did not change the approval of TEEEF cost recovery. On June 19, 2023 certain intervenors filed motions for rehearing of the May 25, 2023 order on rehearing. The PUCT is expected to consider these motions at its August 3, 2023 open meeting. See Note 6 to the Interim Condensed Financial Statements for further information.

EECRF	16	June 2023	TBD	TBD
The requested $53 million is comprised primarily of the following: 2024 Program costs of $38 million; a credit of $2 million related to the over-recovery of 2022 program cost; the 2022 Earned bonus of $16 million and 2024 projected evaluation, measurement and verification costs of $1 million.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	60	March 2023	June 2023	June 2023	Based on net change in invested capital for calendar year 2022 of $390 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive (1)	8	May 2023	TBD	TBD	CIP Financial Incentive based on 2022 CIP program activity.
CenterPoint Energy and CERC - Mississippi
RRA (1)	8	May 2023	TBD	TBD	Based ROE of 10.098% with 100 basis point (+/-) earnings band. Revenue increase of approximately $8 million based on 2022 test year adjusted earned ROE of 5.66%. Interim increase of approximately $1 million implemented May 31, 2023.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	6	September 2022	May 2023	April 2023
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band, is $3 million based on a test year ended June 2022 and adjusted ROE of 7.05%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band, is $5 million based on a test year ended June 2022 and adjusted ROE of 4.19%. The TCJA refund impact to North Louisiana and South Louisiana was $1 million and $1 million, respectively. North Louisiana and South Louisiana also seek to recover regulatory assets due to COVID-19 bad debt expenses in the amounts of $0.7 million and $0.3 million, respectively. Interim rates implemented on December 28, 2022, subject to refund. On April 5, 2023 the LPSC issued an order approving a joint settlement for $2.7 million in North Louisiana and $4.6 million in South Louisiana in addition to the full impacts of TCJA and COVID-19 recoveries. Implementation occurred in May 2023 upon approval of compliance tariff.

CenterPoint Energy - Indiana South - Gas (IURC)
CSIA (1)	3	April 2023	July 2023	July 2023	Requested an increase of $33 million to rate base, which reflects approximately $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. Also included are unrecovered deferred Operations & Management expenses of $9 million. OUCC filed on June 2, 2023, recommending approval of the proposed CSIA rates and updated plan as filed, with non-cost recommendations. Rebuttal testimony filed June 16, 2023. A hearing was held June 28, 2023. The IURC issued an Order approving the CSIA on July 26, 2023.
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA (1)	9	April 2023	July 2023	July 2023	Requested an increase of $95 million to rate base, which reflects approximately $9 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $5 million annually. Also included are unrecovered deferred O&M expenses of $20 million. OUCC filed on June 2, 2023, recommending approval of the proposed CSIA rates and updated plan as filed, with non-cost recommendations. Rebuttal testimony was filed on June 16, 2023. A hearing was held June 28, 2023. The IURC issued an Order approving the CSIA on July 26, 2023.
CenterPoint Energy and CERC - Ohio (PUCO)
DRR (1)	6	May 2023	TBD	TBD	Requested an increase of $46 million to rate base for investments made in 2022, which reflects a $6 million annual increase in current revenues. A change in (over)/under-recovery variance of $0.3 million annually is also included in rates. PUCO staff review and recommendation filed June 29, 2023 recommending approval as proposed. VEDO statement of issues resolved in case filed July 14, 2023.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana Electric (IURC)
TDSIC (1)	2	February 2023	June 2023	May 2023	Requested an increase of $31 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of ($1 million). OUCC filed on April 3, 2023, recommending approval of the proposed TDSIC rates and updated plan as filed. A hearing was held on May 3, 2023. On May 30, 2023, the IURC issued an order approving the TDSIC rates an updated plan as filed with rates effective June 1, 2023.
CECA (1)	—	February 2023	June 2023	May 2023	Requested an increase of less than $1 million to rate base, which reflects an annual increase of less than $1 million in current revenues. The mechanism also includes a change in (over)/under-recovery variance of less than ($1 million). OUCC filed on March 31, 2023, recommending approval of the proposed CECA cost recovery with a reduction of approximately $0.3 million. Rebuttal testimony was filed on April 6, 2023. A hearing was held on May 3, 2023. On May 30, 2023, the IURC issued an order approving the CECA rates with a cost recovery reduction of approximately $0.3 million with rates effective June 6, 2023.
ECA (1)	1	May 2023	TBD	TBD	Requested an increase of $51 million to rate base, which reflects a $1 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million.
DSMA (1)	16	July 2023	TBD	TBD	The requested $45 million is comprised primarily of the following: 2024 program costs of $11 million and $26 million of lost revenue, $3 million related to the over-recovery of 2022 program costs and $11 million under-recovery related to a prior period variance adjustment; the requested $45 million is an increase of $16 million compared to the prior DSMA.
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

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the EPA exceeded its authority in promulgating the CPP. On May 10, 2023, the EPA proposed regulations under Section 111 of the Clean Air Act which, if finalized, apply new GHG performance standards for those existing coal-fired units expected to continue operation beyond December 31, 2029. We are currently reviewing the proposal for applicability to existing and new gas-fired generating units, but would note that CenterPoint Energy does not currently have plans to operate any of its coal-fired units beyond December 2029.

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

To address these developments, CenterPoint Energy announced its net zero emissions goals for both Scope 1 and certain Scope 2 emissions by 2035. Indiana Electric’s 2019/2020 IRP identified a preferred portfolio that retires 730 MW of coal-fired generation facilities and replaces these resources with a mix of generating resources composed primarily of renewables, including solar, wind, and solar with storage, supported by dispatchable natural gas combustion turbines including a pipeline to serve such natural gas generation. Indiana Electric continues to execute on its 2019/2020 IRP and has received initial approvals for 756 MWs of the 700-1,000 MWs identified within Indiana Electric’s 2019/2020 IRP. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in clean energy investments and enablement, which may be used to support, among other things, renewable energy generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its net zero emissions goals support global efforts to reduce the impacts of climate change. Indiana Electric has conducted a new IRP, which was submitted to the IURC in May 2023, to identify an appropriate generation resource portfolio to satisfy the needs of its customers and comply with environmental regulations. The proposed preferred portfolio is the second evolution to the generation transition plan to move away from coal-fired generation to a more sustainable portfolio of resources. Indiana Electric plans to convert its last remaining coal unit to natural gas by 2027 and to add a significant amount of additional renewable resources through 2033.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of June 30, 2023. As of July 19, 2023, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of July 19, 2023
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$8	$1,564	5.44%	December 6, 2027
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2027
Houston Electric	300	—	—	—	—%	December 6, 2027
CERC	1,050	—	1	—	—%	December 6, 2027
Total	$4,000	$—	$9	$1,564

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

Securities Registered with the SEC

On May 17, 2023, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 17, 2026. For information related to the Registrants’ debt issuances in 2023, see Note 11 to the Interim Condensed Financial Statements.

Temporary Investments

As of July 19, 2023, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of July 19, 2023:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	5.49%	$(183)	$327

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of July 19, 2023, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of June 30, 2023, the impact on the borrowing costs under the three revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $249 million as of June 30, 2023. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on June 30, 2023, deferred taxes of approximately $697 million would have been payable in 2023. If all the ZENS-Related Securities had been sold on June 30, 2023, capital gains taxes of approximately $76 million would have been payable in 2023 based on 2023 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. CenterPoint Energy most recently increased its planned capital expenditures in its Electric and Natural Gas businesses in July 2023 to support further rate base growth. The Registrants may continue to explore asset sales as a means to efficiently finance a portion of its increased capital expenditures in the future, subject to the conditions listed above. For further information, see Note 3 to the Interim Condensed Financial Statements.

Hedging of Interest Expense for Future Debt Issuances

From time to time, the Registrants may enter into interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. As of June 30, 2023, the total notional amount of CenterPoint Energy’s forward interest rate agreements was $75 million. For further information, see Note 7(a) to the Interim Condensed Financial Statements.

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

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses, and market information obtained through these exploratory activities is considered during the preparation of the financial statements to determine if an interim impairment test is required. The Registrants did not identify triggering events in connection with their preparation of the financial statements for the three months ended June 30, 2023, and goodwill impairment of long-lived asset impairments tests were not required or performed. See discussion below for goodwill attributable to disposed businesses, including assets held for sale.

Divestitures, including assets held for sale

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

During the three and six months ended June 30, 2023, as described further in Note 3 to the Interim Condensed Financial Statements, certain assets and liabilities of Energy Systems Group representing a business were disposed. As a result of the held for sale criteria being met during the same period as the completion of the sale, goodwill attributable to Energy Systems Group of $134 million was reflected in the pre-tax loss on sale of $12 million based on the actual sale proceeds received at closing during the three and six months ended June 30, 2023.

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

For further information, see Note 3 to the Interim Condensed Financial Statements.

Accounting for Securitization of Planned Generation Retirements

Accounting guidance for rate regulated long-lived asset abandonment requires that the carrying value of an operating asset or an asset under construction is removed from property, plant and equipment when it becomes probable that the asset will be abandoned. The Registrants recognize either a loss on abandonment or regulatory asset when they concluded it is probable the cost will be recovered in future rates. The portion of property, plant and equipment that will remain used and useful until abandonment and recovered through depreciation expense in rates will continue to be classified as property, plant and equipment until the asset is abandoned. The Registrants evaluate if an adjustment to the estimated life of the asset and, accordingly, the rate of depreciation, is required to recover the asset while it is still providing service. Determining probability of abandonment or probability of recovery requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.

In connection with the securitization financing of qualified costs in the second quarter of 2023 associated with the planned retirement of SIGECO’s A.B. Brown coal generation facilities, CenterPoint Energy evaluated the VIE consisting of the Securitization Subsidiary, a wholly-owned, bankruptcy-remote, special purpose entity, for possible consolidation, including review of qualitative factors such as the power to direct the activities of the VIE and the obligation to absorb losses of the VIE. CenterPoint Energy has the power to direct the significant activities of the VIE and is most closely associated with the VIE as compared to other interests held by the holders of the SIGECO Securitization Bonds. CenterPoint Energy is, therefore, considered the primary beneficiary and consolidated the VIE.

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Securitization Subsidiary solely to support servicing the SIGECO Securitization Bonds as of June 30, 2023 are reflected on CenterPoint Energy’s Consolidated Balance Sheet.

In connection with the issuance of the SIGECO Securitization Bonds, CenterPoint Energy was required to establish a restricted cash account to collateralize the SIGECO Securitization Bonds that were issued in the financing transaction. The restricted cash account is not available for withdrawal until the maturity of the SIGECO Securitization Bonds and is not included in cash and cash equivalents.

For further information, see Notes 1 and 6 to the Interim Condensed Financial Statements.

Other than the interim goodwill impairment review and securitization transaction discussed above, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2023, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2022 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2023, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $2.4 billion and $4.5 billion as of June 30, 2023 and December 31, 2022, respectively. If the floating interest rates were to increase by 100 basis points from June 30, 2023 rates, CenterPoint Energy’s combined interest expense would increase by approximately $24 million annually. In April 2023, SIGECO executed a remarketing agreement to remarket five series of tax-exempt debt of approximately $148 million, which closed on May 1, 2023. SIGECO expects to remarket an additional $38 million of tax-exempt debt at then market rates due to mandatory purchase or mandatory tender for purchase provisions by the end of 2023. For further information, see Note 11 to the Interim Condensed Financial Statements. On September 1, 2023, CenterPoint Energy’s Series A Preferred Stock will convert from a fixed rate dividend rate to a floating rate per annum equal to three month U.S. dollar LIBOR (or alternative benchmark rate) plus 3.270%.

As of June 30, 2023 and December 31, 2022, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $14.7 billion and $12.5 billion, respectively, in principal amount and having a fair value of $13.5 billion and $11.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $634 million if interest rates were to decline by 10% from levels at June 30, 2023. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity. On an unconsolidated basis, CenterPoint Energy has no fixed-rate senior notes maturing in 2023; however, CERC has $57 million of fixed-rate senior notes maturing in 2023 that it expects to refinance at current rates.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $6 million as of June 30, 2023 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at June 30, 2023. Changes in the fair value of the derivative component, a $583 million recorded liability at June 30, 2023, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2023 levels, the fair value of the derivative component liability would decrease by $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the June 30, 2023 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of June 30, 2023, the recorded fair value of non-trading energy derivative assets was $1 million and $1 million, respectively, for CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2023 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

IBEW 66 Negotiations

The collective bargaining agreement with IBEW 66 related to Houston Electric employees was scheduled to expire in May 2023. Houston Electric and IBEW 66 have agreed to renew the agreement on a monthly basis while active negotiations continue on a new collective bargaining agreement.

Entry into a Material Definitive Agreement

On July 26, 2023, CenterPoint Energy, JPMorgan Chase Bank, N.A., as administrative agent, and the banks party thereto entered into the First Amendment, amending the Credit Agreement. The First Amendment amends the Credit Agreement to clarify the events or conditions with respect to certain future indebtedness of CenterPoint Energy that may constitute an event of default under the Credit Agreement.

Certain banks party thereto may also participate in the revolving credit facilities of Houston Electric, CERC Corp. and SIGECO.

The First Amendment is filed as Exhibit 10.1 to this report and is incorporated by reference herein. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the First Amendment.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	x		x
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Form of Certificate representing the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	4.1	x
4.3	Indenture dated as of February 1, 1998, between CERC (formerly NorAm Energy Corp.) and The Bank of New York Mellon Trust Company, National Association (successor to JPMorgan Chase Bank, National Association (formerly Chase Bank of Texas)), as trustee	CERC’s Form 8-K dated February 5, 1998	1-13265	4.1			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.4	Supplemental Indenture No. 23, dated as of February 23, 2023, to Exhibit 4.3	CERC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023	1-13265	4.6			x
†4.5	Supplemental Indenture No. 24, dated as of May 3, 2023, to Exhibit 4.3						x
†10.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of July 26, 2023				x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Jason P. Wells					x
†32.1.3	Section 1350 Certification of Jason P. Wells						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kara Gostenhofer Ryan
Kara Gostenhofer Ryan
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

Date: July 27, 2023