Form 10-Q
period 2023-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2023-10-26
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 18, 2023:

CenterPoint Energy, Inc.	631,223,560	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AFSI	Adjusted financial statement income
AFUDC	Allowance for funds used during construction
AMA	Asset Management Agreement
Arevon	Arevon Energy, Inc., which was formed through the combination of Capital Dynamics, Inc.’s U.S. Clean Energy Infrastructure business unit and Arevon Asset Management
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco
AT&T Common	AT&T Inc. common stock
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
CAMT	Corporate Alternative Minimum Tax
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board
Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
Convertible Notes Indenture	Indenture dated as of August 4, 2023 by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DRR	Distribution Replacement Rider

GLOSSARY
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
Energy Systems Group	Energy Systems Group, LLC, previously a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of May 21, 2023, by and between Vectren Energy Services and ESG Holdings Group
ERCOT	Electric Reliability Council of Texas
ESG Holdings Group	ESG Holdings Group, LLC, a Delaware limited liability company, and an affiliate of Oaktree Capital Management
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IAS	International Accounting Standards
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LIBOR	London Interbank Offered Rate

GLOSSARY
LLTF	Long Lead Time Facilities, which are transmission and distribution facilities that have a lead time of at least six months and would aid in restoring power to Houston Electric’s distribution customers following a widespread power outage under Public Utility Regulatory Act Section 39.918
LPSC	Louisiana Public Service Commission
LTIP	Long-term Incentive Plan
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
MDL	Multi-district litigation
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
Posey Solar	Posey Solar, LLC, a special purpose entity
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and VEDO from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage

GLOSSARY
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds issued by the Bond Companies and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SIGECO Securitization Bonds	SIGECO Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds
SIGECO Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
SOFR	Secured Overnight Financing Rate
Southern Col Midco	Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
SRC	Sales Reconciliation Component
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as mobile generation
Topic 326	Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Transition Services Agreement	Transition Services Agreement by and between CenterPoint Energy Service Company, LLC and Southern Col Midco
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VEDO	Vectren Energy Delivery of Ohio, LLC, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. to a limited liability company on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
v

GLOSSARY
ZENS-Related Securities	As of September 30, 2023 and December 31, 2022, consisted of AT&T Common, Charter Common and WBD Common
2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 17, 2023

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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•CenterPoint Energy’s business strategies and strategic initiatives, restructurings, including the completed Restructuring, joint ventures and acquisitions or dispositions of assets or businesses, including the completed sales of our Natural Gas businesses in Arkansas and Oklahoma and Energy Systems Group, and our exit of the midstream sector, which we cannot assure will have the anticipated benefits to us;
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
•timely and appropriate rate actions that allow and authorize requested and timely recovery of costs and a reasonable return on investment, including the timing and amount of recovery of Houston Electric’s TEEEF leases, and requested or favorable adjustments to rates and approval of other requested items as part of base rate proceedings;
•economic conditions in regional and national markets, including changes to inflation and interest rates, and instability of banking institutions, and their effect on sales, prices and costs;
•weather variations and other natural phenomena, including the impact of severe weather events on operations, capital and legislation such as seen in connection with the February 2021 Winter Storm Event;
•volatility in the markets for natural gas as a result of, among other factors, armed conflicts, including the conflict in Israel and any broader related conflict, and the conflict in Ukraine, and the related sanctions on certain Russian entities;
•continued disruptions to the global supply chain, including increases in commodity prices, and tariffs and other legislation impacting the supply chain, that could prevent CenterPoint Energy from securing the resources needed to, among other things, fully execute on its 10-year capital plan or achieve its net zero and carbon emissions reduction goals;
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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,849	$1,829	$6,355	$6,400
Non-utility revenues	11	74	159	210
Total	1,860	1,903	6,514	6,610
Expenses:
Utility natural gas, fuel and purchased power	192	349	1,550	1,860
Non-utility cost of revenues, including natural gas	1	52	98	143
Operation and maintenance	648	670	1,990	2,020
Depreciation and amortization	374	329	1,042	974
Taxes other than income taxes	127	119	395	401
Total	1,342	1,519	5,075	5,398
Operating Income	518	384	1,439	1,212
Other Income (Expense):
Gain (loss) on equity securities	49	(206)	56	(284)
Gain (loss) on indexed debt securities	(47)	210	(52)	381
Gain (loss) on sale	—	—	(12)	303
Interest expense and other finance charges	(176)	(116)	(489)	(375)
Interest expense on Securitization Bonds	(7)	(3)	(11)	(11)
Other income, net	13	8	39	25
Total	(168)	(107)	(469)	39
Income Before Income Taxes	350	277	970	1,251
Income tax expense	68	75	245	328
Net Income	282	202	725	923
Income allocated to preferred shareholders	26	13	50	37
Income Available to Common Shareholders	$256	$189	$675	$886

Basic Earnings Per Common Share	0.41	0.30	1.07	1.41
Diluted Earnings Per Common Share	$0.40	$0.30	$1.07	$1.40

Weighted Average Common Shares Outstanding, Basic	631	630	631	629
Weighted Average Common Shares Outstanding, Diluted	633	633	633	633

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Net Income	$282	$202	$725	$923
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax expense (benefit) of $-0-, $(9), $-0- and $(5))	1	2	—	(20)
Net deferred gain from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $-0-)	2	—	2	—
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	1
Total	3	2	2	(19)
Comprehensive income	285	204	727	904
Income allocated to preferred shareholders	26	13	50	37
Comprehensive income available to common shareholders	$259	$191	$677	$867

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($118 and $75 related to VIEs, respectively)	$120	$74
Investment in equity securities	566	510
Accounts receivable ($32 and $22 related to VIEs, respectively), less allowance for credit losses of $31 and $38, respectively	767	889
Accrued unbilled revenues ($2 and $0 related to VIEs, respectively), less allowance for credit losses of $1 and $4, respectively	340	764
Natural gas and coal inventory	138	241
Materials and supplies	672	635
Non-trading derivative assets	1	10
Taxes receivable	67	20
Regulatory assets	217	1,385
Prepaid expenses and other current assets ($14 and $13 related to VIEs, respectively)	134	171
Total current assets	3,022	4,699
Property, Plant and Equipment:
Property, plant and equipment	39,618	37,728
Less: accumulated depreciation and amortization	10,447	10,585
Property, plant and equipment, net	29,171	27,143
Other Assets:
Goodwill	4,160	4,294
Regulatory assets ($438 and $229 related to VIEs, respectively)	2,481	2,193
Non-trading derivative assets	—	2
Other non-current assets	167	215
Total other assets	6,808	6,704
Total Assets	$39,001	$38,546

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2023	December 31, 2022
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$4	$511
Current portion of VIE Securitization Bonds long-term debt	170	156
Indexed debt, net	5	7
Current portion of other long-term debt	1,255	1,346
Indexed debt securities derivative	630	578
Accounts payable	763	1,352
Taxes accrued	244	298
Interest accrued	179	159
Dividends accrued	126	144
Customer deposits	110	110
Other current liabilities	407	452
Total current liabilities	3,893	5,113
Other Liabilities:
Deferred income taxes, net	4,128	3,986
Benefit obligations	533	547
Regulatory liabilities	3,195	3,245
Other non-current liabilities	829	774
Total other liabilities	8,685	8,552
Long-term Debt:
VIE Securitization Bonds, net	408	161
Other long-term debt, net	16,430	14,675
Total long-term debt, net	16,838	14,836
Commitments and Contingencies (Note 13)
Temporary Equity (Note 18)	—	3
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, 0 shares and 800,000 shares outstanding, respectively, $0 and $800 liquidation preference, respectively (Note 18)	—	790
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 631,209,962 shares and 629,535,631 shares outstanding, respectively	6	6
Additional paid-in capital	8,581	8,568
Retained earnings	1,027	709
Accumulated other comprehensive loss	(29)	(31)
Total shareholders’ equity	9,585	10,042
Total Liabilities and Shareholders’ Equity	$39,001	$38,546

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$725	$923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042	974
Deferred income taxes	94	26
Loss (gain) on divestitures	12	(303)
Loss (gain) on equity securities	(56)	284
Loss (gain) on indexed debt securities	52	(381)
Pension contributions	(30)	(6)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	528	95
Inventory	63	(224)
Taxes receivable	(47)	1
Accounts payable	(443)	(119)
Net regulatory assets and liabilities	1,102	148
Other current assets and liabilities	(41)	(199)
Other non-current assets and liabilities	59	34
Other operating activities, net	9	72
Net cash provided by operating activities	3,069	1,325
Cash Flows from Investing Activities:
Capital expenditures	(3,323)	(3,079)
Proceeds from sale of marketable securities	—	702
Proceeds from divestitures, net of cash divested	145	2,075
Other investing activities, net	(12)	73
Net cash used in investing activities	(3,190)	(229)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(14)	457
Payment of obligation for finance lease	—	(218)
Payments of commercial paper, net	(1,496)	(1,620)
Proceeds from long-term debt and term loans	5,574	2,089
Payments of long-term debt and term loans, including make-whole premiums	(2,613)	(1,519)
Payment of debt issuance costs	(50)	(26)
Payment of dividends on Common Stock	(359)	(328)
Payment of dividends on Preferred Stock	(49)	(48)
Redemption of Series A Preferred Stock	(800)	—
Other financing activities, net	(25)	(7)
Net cash provided by (used in) financing activities	168	(1,220)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	47	(124)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	91	254
Cash, Cash Equivalents and Restricted Cash at End of Period	$138	$130

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	1	$790	1	$790	1	$790	1	$790
Redemption of Series A Preferred Stock	(1)	(790)	—	—	(1)	(790)	—	—
Balance, end of period	—	—	1	790	—	—	1	790
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	631	6	629	6	630	6	629	6
Issuances related to benefit and investment plans	—	—	—	—	1	—	—	—
Balance, end of period	631	6	629	6	631	6	629	6
Additional Paid-in-Capital
Balance, beginning of period		8,570		8,544		8,568		8,529
Issuances related to benefit and investment plans		11		13		13		28
Balance, end of period		8,581		8,557		8,581		8,557
Retained Earnings
Balance, beginning of period		1,032		768		709		154
Net income		282		202		725		923
Common Stock dividends declared (see Note 18)		(246)		(227)		(366)		(334)
Preferred Stock dividends declared (see Note 18)		(41)		(24)		(41)		(24)
Balance, end of period		1,027		719		1,027		719
Accumulated Other Comprehensive Loss
Balance, beginning of period		(32)		(85)		(31)		(64)
Other comprehensive loss		3		2		2		(19)
Balance, end of period		(29)		(83)		(29)		(83)
Total Shareholders’ Equity		$9,585		$9,989		$9,585		$9,989

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenues	$1,083	$935	$2,784	$2,562
Expenses:
Operation and maintenance	409	395	1,190	1,193
Depreciation and amortization	210	175	555	511
Taxes other than income taxes	70	65	201	196
Total	689	635	1,946	1,900
Operating Income	394	300	838	662
Other Income (Expense):
Interest expense and other finance charges	(69)	(50)	(185)	(148)
Interest expense on Securitization Bonds	(2)	(3)	(6)	(11)
Other income, net	5	5	22	13
Total	(66)	(48)	(169)	(146)
Income Before Income Taxes	328	252	669	516
Income tax expense	72	52	147	108
Net Income	$256	$200	$522	$408

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income	$256	$200	$522	$408
Comprehensive income	$256	$200	$522	$408

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($113 and $75 related to VIEs, respectively)	$113	$75
Accounts receivable ($30 and $22 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	482	311
Accounts and notes receivable–affiliated companies	409	21
Accrued unbilled revenues	182	142
Materials and supplies	489	471
Taxes receivable	8	—
Prepaid expenses and other current assets ($13 and $13 related to VIEs, respectively)	33	41
Total current assets	1,716	1,061
Property, Plant and Equipment:
Property, plant and equipment	19,056	17,753
Less: accumulated depreciation and amortization	4,425	4,292
Property, plant and equipment, net	14,631	13,461
Other Assets:
Regulatory assets ($107 and $229 related to VIEs, respectively)	775	778
Other non-current assets	37	39
Total other assets	812	817
Total Assets	$17,159	$15,339

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2023	December 31, 2022
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$159	$156
Accounts payable	359	413
Accounts and notes payable–affiliated companies	92	755
Taxes accrued	152	150
Interest accrued	93	83
Other current liabilities	90	88
Total current liabilities	945	1,645
Other Liabilities:
Deferred income taxes, net	1,359	1,229
Benefit obligations	38	38
Regulatory liabilities	1,032	1,155
Other non-current liabilities	113	77
Total other liabilities	2,542	2,499
Long-term Debt:
VIE Securitization Bonds, net	81	161
Other long-term debt, net	7,425	6,036
Total long-term debt, net	7,506	6,197
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	4,745	3,860
Retained earnings	1,421	1,138
Total member’s equity	6,166	4,998
Total Liabilities and Member’s Equity	$17,159	$15,339

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$522	$408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555	511
Deferred income taxes	117	44
Changes in other assets and liabilities:
Accounts and notes receivable, net	(211)	(159)
Accounts receivable/payable–affiliated companies	(9)	(35)
Inventory	(18)	(116)
Accounts payable	(23)	(11)
Taxes receivable	(8)	—
Net regulatory assets and liabilities	(113)	(40)
Other current assets and liabilities	18	(43)
Other non-current assets and liabilities	44	(5)
Other operating activities, net	(16)	(9)
Net cash provided by operating activities	858	545
Cash Flows from Investing Activities:
Capital expenditures	(1,724)	(1,727)
Increase in notes receivable–affiliated companies	(400)	(360)
Other investing activities, net	(8)	34
Net cash used in investing activities	(2,132)	(2,053)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,398	1,589
Payments of long-term debt	(77)	(444)
Decrease in notes payable–affiliated companies	(642)	(512)
Dividend to parent	(239)	(141)
Contribution from parent	885	1,143
Payment of debt issuance costs	(12)	(15)
Payment of obligation for finance lease	—	(218)
Other financing activities, net	(1)	—
Net cash provided by financing activities	1,312	1,402
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	38	(106)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	88	233
Cash, Cash Equivalents and Restricted Cash at End of Period	$126	$127

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,510		3,860		3,860		2,678
Non-cash contribution from parent		—		—		—		38
Contribution from parent		235		—		885		1,143
Other		—		—		—		1
Balance, end of period		4,745		3,860		4,745		3,860
Retained Earnings
Balance, beginning of period		1,244		1,085		1,138		944
Net income		256		200		522		408
Dividend to parent		(79)		(74)		(239)		(141)
Balance, end of period		1,421		1,211		1,421		1,211
Total Member’s Equity		$6,166		$5,071		$6,166		$5,071

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Utility revenues	$574	$663	$3,014	$3,206
Non-utility revenues	9	9	31	26
Total	583	672	3,045	3,232
Expenses:
Utility natural gas	141	276	1,399	1,660
Non-utility cost of revenues, including natural gas	1	1	2	3
Operation and maintenance	187	190	616	630
Depreciation and amortization	125	113	365	333
Taxes other than income taxes	53	50	181	185
Total	507	630	2,563	2,811
Operating Income	76	42	482	421
Other Income (Expense):
Gain on sale	—	—	—	557
Interest expense and other finance charges	(44)	(32)	(131)	(91)
Other income (expense), net	6	—	12	(11)
Total	(38)	(32)	(119)	455
Income Before Income Taxes	38	10	363	876
Income tax expense	10	17	80	220
Net Income (Loss)	$28	$(7)	$283	$656

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Net income (loss)	$28	$(7)	$283	$656
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0- ,$-0- and $-0-)	—	—	(1)	—
Other comprehensive loss	—	—	(1)	—
Comprehensive income (loss)	$28	$(7)	$282	$656

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$—
Accounts receivable, less allowance for credit losses of $28 and $34, respectively	234	463
Accrued unbilled revenues, less allowance for credit losses of $1 and $4, respectively	119	573
Accounts receivable–affiliated companies	14	52
Notes receivable–affiliated companies	86	—
Materials and supplies	118	98
Natural gas inventory	92	195
Non-trading derivative assets	1	7
Taxes receivable	—	12
Regulatory assets	205	1,336
Prepaid expenses and other current assets	46	78
Total current assets	916	2,814
Property, Plant and Equipment:
Property, plant and equipment	15,460	14,379
Less: accumulated depreciation and amortization	4,151	3,973
Property, plant and equipment, net	11,309	10,406
Other Assets:
Goodwill	1,583	1,583
Regulatory assets	833	844
Non-trading derivative assets	—	2
Other non-current assets	53	55
Total other assets	2,469	2,484
Total Assets	$14,694	$15,704

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2023	December 31, 2022
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$4	$511
Current portion of long-term debt	57	1,331
Accounts payable	289	690
Accounts payable–affiliated companies	209	190
Taxes accrued	178	140
Interest accrued	44	50
Customer deposits	95	94
Other current liabilities	220	200
Total current liabilities	1,096	3,206
Other Liabilities:
Deferred income taxes, net	1,168	1,262
Benefit obligations	76	76
Regulatory liabilities	1,857	1,801
Other non–current liabilities	513	501
Total other liabilities	3,614	3,640
Long-Term Debt	4,186	3,495
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,229	3,729
Retained earnings	1,554	1,618
Accumulated other comprehensive income	15	16
Total stockholder’s equity	5,798	5,363
Total Liabilities and Stockholder’s Equity	$14,694	$15,704

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash Flows from Operating Activities:
Net income	$283	$656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365	333
Deferred income taxes	(113)	217
Gain on divestitures	—	(557)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	724	271
Accounts receivable/payable–affiliated companies	57	(59)
Inventory	90	(87)
Accounts payable	(384)	(117)
Net regulatory assets and liabilities	1,192	181
Other current assets and liabilities	64	(81)
Other non-current assets and liabilities	(5)	(5)
Other operating activities, net	(3)	1
Net cash provided by operating activities	2,270	753
Cash Flows from Investing Activities:
Capital expenditures	(1,219)	(1,166)
Increase in notes receivable–affiliated companies	(86)	—
Proceeds from divestiture	—	2,075
Other investing activities, net	(15)	12
Net cash provided by (used in) investing activities	(1,320)	921
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(14)	457
Payments of commercial paper, net	(805)	(324)
Proceeds from long-term debt and term loan	2,006	852
Payments of long-term debt and term loan	(2,275)	(425)
Dividends to parent	(347)	(844)
Payment of debt issuance costs	(13)	(11)
Decrease in notes payable–affiliated companies	—	(1,517)
Contribution from parent	500	125
Other financing activities, net	(1)	(1)
Net cash used in financing activities	(949)	(1,688)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1	(14)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	—	15
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$1
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,229		3,565		3,729		4,106
Non-cash contribution from parent		—		—		—		54
Contribution from parent		—		—		500		125
Contribution to parent for sale of Arkansas and Oklahoma Natural Gas businesses		—		—		—		(720)
Balance, end of period		4,229		3,565		4,229		3,565
Retained Earnings
Balance, beginning of period		1,562		1,569		1,618		1,017
Net income		28		(7)		283		656
Dividend to parent		(36)		(13)		(347)		(124)
Balance, end of period		1,554		1,549		1,554		1,549
Accumulated Other Comprehensive Income
Balance, beginning of period		15		10		16		10
Other comprehensive loss		—		—		(1)		—
Balance, end of period		15		10		15		10
Total Stockholder’s Equity		$5,798		$5,124		$5,798		$5,124

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

As of September 30, 2023, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of September 30, 2023, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

As of September 30, 2023, CenterPoint Energy, Houston Electric and SIGECO had VIEs including the Bond Companies and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or facilitating the securitization financing of qualified costs in the second quarter of 2023 associated with the completed retirement of SIGECO’s A.B. Brown coal generation facilities. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is the VIE’s primary beneficiary. For further information, see Note 6. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

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

(3) Divestitures (CenterPoint Energy and CERC)

Divestiture of Energy Systems Group. On May 21, 2023, CenterPoint Energy, through its subsidiary Vectren Energy Services, entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023, and CenterPoint Energy received $154 million in cash, subject to finalization of the purchase price adjustment. Additionally, as of September 30, 2023, CenterPoint Energy had a payable to ESG Holdings Group for working capital and other adjustments set forth in the Equity Purchase Agreement that have not yet been finalized.

In May 2023, certain assets and liabilities of Energy Systems Group met the held for sale criteria. The divestiture of Energy Systems Group reflects CenterPoint Energy’s continued strategic focus on its core utility businesses. The historical annual revenues, net income and total assets of Energy Systems Groups did not have a sufficient effect, quantitatively or qualitatively, on CenterPoint Energy’s financial results to be considered a strategic shift. Therefore, the income and expenses associated with Energy Systems Group were not reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. For disposal groups that are classified as held for sale but that do not meet the criteria for discontinued operations reporting, the assets and liabilities of the disposal group are required to be separately presented on the face of the balance sheet only in the initial period in which it is classified as held for sale. Therefore, CenterPoint Energy’s Condensed Consolidated Balance Sheet as of December 31, 2022 was not recast to reflect Energy Systems Group’s assets and liabilities as held for sale. Depreciation and amortization of long-lived assets ceased at the end of the quarter in which the held for sale criteria is met. Additionally, as a result of the completion of the sale of Energy Systems Group in June 2023, there were no assets or liabilities classified as held for sale as of September 30, 2023. For a discussion of guarantees and product warranties related to Energy Systems Group prior to the sale, see Note 13(b).

CenterPoint Energy recognized a loss on sale of approximately $12 million, including $3 million of transaction costs, during the nine months ended September 30, 2023, in connection with the closing of the sale of Energy Systems Group. Additionally, CenterPoint Energy recognized a current tax expense of $33 million during the nine months ended September 30, 2023, as a result of the cash taxes payable upon the closing of the sale.

The pre-tax loss for Energy Systems Group, excluding interest and corporate allocations, included in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Loss from Continuing Operations Before Income Taxes	$—	$(1)	$(4)	$(5)

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

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022 (1)
	(in millions)
Income from Continuing Operations Before Income Taxes	$—	$9

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

CenterPoint Energy’s charges to Southern Col Midco for reimbursement of transition services were $-0- and less than $1 million during the three and nine months ended September 30, 2023 and were $10 million and $29 million during the three and nine months ended September 30, 2022. Actual transitional services costs incurred are recorded net of amounts charged to Southern Col Midco. CenterPoint Energy had accounts receivable from Southern Col Midco of $-0- as of September 30, 2023 and $1 million as of December 31, 2022, for transition services.

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended September 30, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,274	$589	$1	$1,864
Other (1)	(13)	8	1	(4)
Total revenues	$1,261	$597	$2	$1,860

	Nine Months Ended September 30, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,272	$3,100	$125	$6,497
Other (1)	(22)	36	3	17
Total revenues	$3,250	$3,136	$128	$6,514

	Three Months Ended September 30, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$1,155	$686	$65	$1,906
Other (1)	(9)	6	—	(3)
Total revenues	$1,146	$692	$65	$1,903

	Nine Months Ended September 30, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts	$3,113	$3,358	$182	$6,653
Other (1)	(21)	(24)	2	(43)
Total revenues	$3,092	$3,334	$184	$6,610

(1)Primarily consists of income from ARPs and leases. Total lease income was $2 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $6 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively.

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenue from contracts	$1,100	$949	$2,821	$2,597
Other (1)	(17)	(14)	(37)	(35)
Total revenues	$1,083	$935	$2,784	$2,562

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and nine months ended September 30, 2023 and 2022.

CERC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenue from contracts	$575	$667	$3,012	$3,257
Other (1)	8	5	33	(25)
Total revenues	$583	$672	$3,045	$3,232

(1)Primarily consists of income from ARPs and leases. Lease income was $1 million for both the three months ended September 30, 2023 and 2022. Lease income was $3 million and $2 million, respectively, for the nine months ended September 30, 2023 and 2022.

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

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets		Contract Liabilities
	(in millions)
Opening balance as of December 31, 2022	$858	$764	$4		$45
Closing balance as of September 30, 2023	733	340	—		5
Decrease	$(125)	$(424)	$(4)	(1)	$(40)	(1)
(1)Decrease primarily related to the completed sale of Energy Systems Group on June 30, 2023.

The amount of revenue recognized during the nine-month period ended September 30, 2023 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2022	$271	$142	$2
Closing balance as of September 30, 2023	459	182	5
Increase (decrease)	$188	$40	$3

The amount of revenue recognized during the nine-month period ended September 30, 2023 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2022	$478	$573
Closing balance as of September 30, 2023	230	119
Decrease	$(248)	$(454)

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Service cost (1)	$6	$7	$19	$23
Interest cost (2)	19	20	57	52
Expected return on plan assets (2)	(19)	(21)	(57)	(69)
Amortization of net loss (2)	7	8	21	22
Settlement cost (2) (3)	—	8	—	38
Net periodic cost	$13	$22	$40	$66

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

Postretirement Benefits

	Three Months Ended September 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$—	$—	$—	$1
Interest cost (2)	3	1	1	3	1	1
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	(1)
Amortization of prior service credit (2)	(1)	(1)	1	(1)	(1)	—
Amortization of net loss (2)	(2)	(1)	(1)	(1)	(1)	—
Net periodic cost (benefit)	$(1)	$(2)	$1	$—	$(2)	$1

	Nine Months Ended September 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$1
Interest cost (2)	9	4	3	7	3	3
Expected return on plan assets (2)	(4)	(3)	—	(3)	(3)	(1)
Amortization of prior service cost (credit) (2)	(2)	(4)	2	(2)	(3)	1
Amortization of net loss (2)	(6)	(3)	(2)	(3)	(2)	(1)
Net periodic cost (benefit)	$(2)	$(6)	$3	$—	$(5)	$3

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

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected contribution to pension plans during 2023	$31	$—	$—
Expected contribution to postretirement benefit plans in 2023	8	1	4
The table below reflects the contributions made to the pension and postretirement benefit plans:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans (1)	$26	$—	$—	$30	$—	$—
Postretirement benefit plans	1	—	1	5	—	3
(1)A discretionary contribution in the amount of $24 million was made in September 2023.

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

	September 30, 2023			December 31, 2022
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Allowed equity return not recognized	$205	$81	$66	$188	$82	$54

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost, including investments at SIGECO and securitized qualified costs associated with the completed retirements of SIGECO’s A.B. Brown coal-fired generation facilities.
(2)Represents Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation to be recovered in rates through 2024 and certain storm restoration, TEEEF and LLTF balances.
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas and costs associated with investments in Indiana.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended September 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$14	$14	$—	$14	$12	$1

	Nine Months Ended September 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$32	$30	$1	$36	$33	$2

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana and Texas discussed further below, and continue to recover the natural gas cost in Louisiana and Minnesota. As of September 30, 2023, CenterPoint Energy and CERC have each recorded current regulatory assets of $92 million and non-current regulatory assets of $141 million associated with the February 2021 Winter Storm Event. As of December 31, 2022, CenterPoint Energy and CERC have each recorded current regulatory assets of $1,175 million and non-current regulatory assets of $202 million associated with the February 2021 Winter Storm Event.

In Minnesota, the MPUC issued its written order on October 19, 2022 disallowing CERC’s recovery of approximately $36 million of the $409 million incurred, and CERC’s regulatory asset balance was reduced to reflect the disallowance. CERC filed a petition for reconsideration on November 8, 2022 and a written order denying the petition for reconsideration was issued on January 6, 2023.

CenterPoint Energy and CERC have approximately $75 million of the total $2 billion of natural gas costs incurred during the February 2021 Winter Storm Event remaining under prudence review in Louisiana, which may impact the amount ultimately recovered in Louisiana. On August 24, 2023, the LPSC Staff issued an Audit Report which recommends some prospective process changes to the gas supply bid process and did not recommend any disallowance of February 2021 Winter Storm Event gas costs incurred in Louisiana. Recovery of such costs remains subject to LPSC approval.

As of both September 30, 2023 and December 31, 2022, as authorized by the PUCT, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $17 million and $16 million as of both September 30, 2023 and December 31, 2022, to defer operations and maintenance costs associated with the February 2021 Winter Storm Event.

See Note 13(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization

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

As U.S. generally accepted accounting principles have no specific accounting guidance for government grants or assistance, the cash proceeds from the state’s customer rate relief bonds were accounted for as a government grant by analogy to the grant model under IAS 20—Accounting for Government Grants and Disclosures of Government Assistance. CenterPoint Energy and CERC reflect the proceeds from the grant as a deduction to natural gas costs and recognized the $1.1 billion of cash proceeds from the state’s customer rate relief bonds within Utility natural gas expense on their respective Condensed Statements of Consolidated Income in the nine months ended September 30, 2023, net of the recognition of natural gas cost related to relieving CenterPoint Energy and CERC’s regulatory assets related to the February 2021 Winter Storm Event in the same period.

Indiana Electric Securitization of Generation Retirements (CenterPoint Energy)

On January 4, 2023, the IURC issued an order in accordance with Indiana Senate Enrolled Act 386 authorizing the issuance of up to $350 million in securitization bonds to securitize qualified costs associated with the retirements of Indiana Electric’s A.B. Brown coal-fired generation facilities. Accordingly, CenterPoint Energy determined that the retirement of property, plant and equipment became probable upon the issuance of the order. No loss on abandonment was recognized in connection with issuance of the order as there was no disallowance of all or part of the cost of the abandoned property, plant and equipment. In the first quarter of 2023, upon receipt of the order, CenterPoint Energy reclassified property, plant and equipment to be recovered through securitization to a regulatory asset and such amounts continued to earn a full return until recovered through securitization.

On March 24, 2023, SIGECO and the SIGECO Securitization Subsidiary filed a registration statement on Form SF-1, amended on May 16, 2023, under the Securities Act of 1933, as amended, with the SEC registering the public offering and sale of approximately $341 million aggregate principal amount of the SIGECO Securitization Bonds. The registration statement became effective on June 12, 2023. The SIGECO Securitization Subsidiary issued $341 million aggregate principal amount of the SIGECO Securitization Bonds on June 29, 2023. See Note 11 for further details of the issuance. The SIGECO Securitization Subsidiary used the net proceeds from the issuance to purchase the securitization property from SIGECO. No gain or loss was recognized.

The SIGECO Securitization Bonds are secured by the securitization property, which includes the right to recover, through non-bypassable securitization charges payable by SIGECO’s retail electric customers, the qualified costs of SIGECO authorized by the IURC order. SIGECO has no payment obligations with respect to the SIGECO Securitization Bonds except to remit collections of securitization charges as set forth in a servicing agreement between SIGECO and the SIGECO Securitization Subsidiary. The non-bypassable securitization charges are subject to a true-up mechanism.

Houston Electric TEEEF

Pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation) which are detailed in Note 19. Houston Electric initially sought recovery of deferred costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million in its DCRF application filed with the PUCT on April 5, 2022, and subsequently amended on July 1, 2022, to show mobile generation in a separate Rider TEEEF. The annual revenue increase requested for these lease agreements was approximately $57 million. A final order was issued on April 5, 2023 approving a reduced revenue requirement of $39 million that results in full recovery of costs requested but lengthens the amortization period for the short-term lease to be collected over 82.5 months. On April 28, 2023, and May 1, 2023, certain intervenors filed motions for rehearing of the PUCT’s April 5, 2023 order. On May 25, 2023, the PUCT issued its order on rehearing which clarified some of the findings, but did not change the approval of TEEEF cost recovery. On June 19, 2023, certain intervenors filed motions for rehearing of the PUCT’s May 25, 2023 Order on Rehearing; the PUCT issued an order on August 3, 2023 denying the motions for rehearing. The deadline for a party to file a judicial appeal of the PUCT’s decision was September 5, 2023, and no appeal was filed. As such, the PUCT’s decision on the first TEEEF filing is now final and non-appealable.

On April 5, 2023, Houston Electric made its second TEEEF filing requesting recovery of TEEEF related costs incurred through December 31, 2022. Houston Electric is requesting a new annual revenue requirement of approximately $188 million using 78 months to amortize the related deferred costs for proposed rates beginning September 2023, a net increase in TEEEF revenues of approximately $149 million. On June 7, 2023, intervenors jointly requested a hearing, and on June 14, 2023, the PUCT staff indicated that it does not oppose a hearing in this docket. On June 21, 2023 Houston Electric made a filing that a hearing is not necessary given the PUCT’s decision in the TEEEF docket filed in 2022 and indicated that if the PUCT does refer this case to the State Office of Administrative Hearings, any preliminary order issued by the PUCT should be limited. On July 18, 2023 the PUCT referred the case to the State Office of Administrative Hearings and, on July 20, 2023, the PUCT issued a preliminary order identifying the issues to be addressed. On August 28, 2023, the State Office of Administrative Hearings issued an Order setting interim rates to collect an annual revenue requirement at the filed amount. Interim rates became effective on September 1, 2023 and are subject to surcharge or refund if they differ from the final rates approved by the PUCT. On October 12, 2023, a joint motion to abate was filed because the parties reached an agreement in principle on all issues. The agreement in principle is subject to PUCT approval. The ultimate outcome of these proceedings cannot be predicted at this time.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of September 30, 2023. Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the on-going proceedings and has not recorded any impairments on its right of use assets in the year ended December 31, 2022 or the nine months ended September 30, 2023. See Note 19 for further information.

COVID-19 Regulatory Matters

Regulatory commissions in Indiana Electric’s and CenterPoint Energy’s and CERC’s Natural Gas service territories have either (1) issued orders to record a regulatory asset for incremental bad debt expenses related to COVID-19, including costs associated with the suspension of disconnections and payment plans, or (2) provided authority to recover bad debt expense through an existing tracking mechanism. Both CenterPoint Energy and CERC have recorded estimated incremental uncollectible receivables to the associated regulatory asset of $18 million and $17 million, respectively, as of September 30, 2023 and December 31, 2022. CenterPoint Energy and CERC have $5 million and $4 million, respectively, remaining to recover through rates and other sources as of September 30, 2023, and $11 million and $10 million, respectively, remaining to recover through rates and other sources as of December 31, 2022.

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

The table below summarizes CenterPoint Energy’s outstanding interest rate hedging activity:

	September 30, 2023	December 31, 2022
Hedging Classification	Notional Principal
	CenterPoint Energy	CenterPoint Energy
(in millions)
Economic hedge (1)	$—	$84

(1)Relates to interest rate derivative instruments at SIGECO that terminated on May 1, 2023.

In May 2023, CenterPoint Energy entered into a forward interest rate agreement having an aggregate notional amount of $75 million, which agreement was amended in June 2023. The agreement was executed to hedge, in part, volatility in the 3-year U.S treasury rate by reducing CenterPoint Energy’s exposure to variability in cash flows related to interest payments of CenterPoint Energy’s $400 million issuance of fixed rate debt in August 2023. The forward interest rate agreement was designated as a cash flow hedge. The realized gains and losses associated with the agreement were immaterial.

In September 2023, SIGECO entered into two forward interest rate agreements having aggregate notional amounts of $50 million and $38 million. The agreements were executed to hedge, in part, volatility in the 5-year and 7-year U.S. treasury rates, respectively, by reducing SIGECO’s exposure to variability in cash flows related to interest payments of SIGECO’s $470 million issuance of fixed rate debt in October 2023. The forward interest rate agreements were designated as cash flow hedges. The realized gains and losses associated with the agreements were immaterial.

Weather Normalization (CenterPoint Energy and CERC). CenterPoint Energy and CERC have weather normalization or other rate mechanisms that largely mitigate the impact of weather on Natural Gas in Indiana, Louisiana, Mississippi, Minnesota and Ohio, as applicable. CenterPoint Energy’s and CERC’s Natural Gas in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s Natural Gas’ results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories. The Registrants do not currently enter into weather hedges.

(b)Derivative Fair Values and Income Statement Impacts (CenterPoint Energy and CERC)

The following tables present information about derivative instruments and hedging activities. The first table provides a balance sheet overview of derivative assets and liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments and Hedged Items

CenterPoint Energy

		September 30, 2023		December 31, 2022
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$1	$—	$9	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	—	—	2	—
Interest rate derivatives	Current Assets: Non-trading derivative assets	—	—	1	—
Indexed debt securities derivative (2)	Current Liabilities	—	630	—	578
Total		$1	$630	$12	$578

CERC

		September 30, 2023		December 31, 2022
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives not designated as hedging instruments:		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$1	$—	$7	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	—	—	2	—
Total		$1	$—	$9	$—

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in an asset position with no offsetting amounts.
(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity and other payments to which they may be entitled. See Note 10 for further information.

Income Statement Impact of Hedge Accounting Activity (CenterPoint Energy)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2023	2022	2023	2022
Derivatives not designated as hedging instruments:		(in millions)
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$(47)	$210	$(52)	$381

(1)The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

(c) Credit Risk Contingent Features (CenterPoint Energy)

Certain of CenterPoint Energy’s derivative instruments contain provisions that require CenterPoint Energy’s debt to maintain an investment grade credit rating on its long-term unsecured unsubordinated debt from S&P and Moody’s. If CenterPoint Energy’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment. As of September 30, 2023 and December 31, 2022, all derivatives with credit risk-related contingent features were in an asset position.

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$566	$—	$—	$566	$510	$—	$—	$510
Investments, including money market funds (1)	31	—	—	31	32	—	—	32
Interest rate derivatives	—	—	—	—	—	1	—	1
Natural gas derivatives	—	1	—	1	—	11	—	11
Total assets	$597	$1	$—	$598	$542	$12	$—	$554
Liabilities
Indexed debt securities derivative	$—	$630	$—	$630	$—	$578	$—	$578
Total liabilities	$—	$630	$—	$630	$—	$578	$—	$578

Houston Electric

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$14	$—	$—	$14	$17	$—	$—	$17
Total assets	$14	$—	$—	$14	$17	$—	$—	$17

CERC

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$14	$—	$—	$14	$14	$—	$—	$14
Natural gas derivatives	—	1	—	1	—	9	—	9
Total assets	$14	$1	$—	$15	$14	$9	$—	$23

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

	September 30, 2023			December 31, 2022
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$18,263	$7,665	$4,243	$16,338	$6,353	$4,826
Fair value	16,283	6,397	3,908	14,990	5,504	4,637

(1)Includes Securitization Bonds, as applicable.

(9) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment is as follows:

	December 31, 2022	Disposals		September 30, 2023
	(in millions)
Electric (1)	$936	$—		$936
Natural Gas	2,920	—		2,920
Corporate and Other	438	134	(2)	304
Total	$4,294	$134		$4,160
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)Represents goodwill attributable to the sale of Energy Systems Group. For further information, see Note 3.
CERC’s goodwill as of both September 30, 2023 and December 31, 2022 is as follows:

(in millions)
Goodwill	$1,583
When a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As described further in Note 3, certain assets and liabilities of Energy Systems Group, including goodwill of $134 million at CenterPoint Energy, were disposed of upon consummation of the sale of Energy Systems Group in the second quarter of 2023. The disposal of goodwill attributable to Energy Systems Group was reflected in the loss on sale of $12 million during the nine months ended September 30, 2023.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The reporting units approximate the reportable segments. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill.

CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2023 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

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

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships (1)	$—	$—	$—	$33	$(16)	$17
Trade names (1)	—	—	—	16	(6)	10
Operation and maintenance agreements (1) (2)	—	—	—	12	(2)	10
Other	2	(1)	1	2	(1)	1
Total	$2	$(1)	$1	$63	$(25)	$38

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$—	$1	$3	$4
CenterPoint Energy estimates that amortization expense of intangible assets with finite lives for the next five years will not be significant.

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

During the nine months ended September 30, 2022, CenterPoint Energy completed the execution of its previously announced plan to exit the midstream sector by selling the remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units it held.

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (Loss) on Equity Securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

	Gains (Losses) on Equity Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
AT&T Common	$(10)	$(57)	$(35)	$(94)
Charter Common	63	(144)	88	(304)
WBD Common	(5)	(5)	3	28
Energy Transfer Common Units	—	—	—	95
Energy Transfer Series G Preferred Units	—	—	—	(9)
Other	1	—	—	—
Total	$49	$(206)	$56	$(284)

CenterPoint Energy recorded net unrealized gains of $49 million and $56 million for the three and nine months ended September 30, 2023 and net unrealized losses of $206 million and $370 million for the three and nine months ended September 30, 2022 respectively, for equity securities held as of September 30, 2023 and 2022.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held		Carrying Value
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
			(in millions)
AT&T Common	10,212,945	10,212,945	$153	$188
Charter Common	872,503	872,503	384	296
WBD Common	2,470,685	2,470,685	27	23
Other			2	3
Total			$566	$510

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of September 30, 2023. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	September 30, 2023	December 31, 2022
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of September 30, 2023, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $20 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses have third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2027. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Certain of these transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $4 million and $11 million outstanding obligations related to the AMAs as of September 30, 2023 and December 31, 2022, respectively, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets.

Debt Transactions. During the nine months ended September 30, 2023, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
Houston Electric	March 2023	General Mortgage Bonds (1)	$600	4.95%	2033
Houston Electric	March 2023	General Mortgage Bonds (1)	300	5.30%	2053
Houston Electric	September 2023	General Mortgage Bonds (13)	500	5.20%	2028
		Total Houston Electric	1,400
CERC	February 2023	Term Loan (2)	500	SOFR (3) + 0.85%	2024
CERC	February 2023	Senior Notes (4)	600	5.25%	2028
CERC	February 2023	Senior Notes (4)	600	5.40%	2033
CERC	May 2023	Senior Notes (5)	300	5.25%	2028
		Total CERC	2,000
CenterPoint Energy (6)	March 2023	First Mortgage Bonds (7)	100	4.98%	2028
CenterPoint Energy (6)	March 2023	First Mortgage Bonds (7)	80	5.04%	2033
CenterPoint Energy	March 2023	Term Loan (8)	250	SOFR (3) + 1.50%	2023
CenterPoint Energy (9)	June 2023	Securitization Bonds (10)	341	5.026% - 5.172%	2038-2043
CenterPoint Energy	August 2023	Convertible Notes (11)	1,000	4.25%	2026
CenterPoint Energy	August 2023	Senior Notes (12)	400	5.25%	2026
		Total CenterPoint Energy	$5,571

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
(3)As defined in the applicable term loan agreement, which includes an adjustment of 0.10% per annum.
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
(9)Issued by the SIGECO Securitization Subsidiary. Scheduled final payment dates are November 15, 2036 and May 15, 2041. The SIGECO Securitization Bonds will be repaid over time through a securitization charge imposed on retail electric customers in SIGECO’s service territory. See Notes 1 and 6 for further details.
(10)Total proceeds from the SIGECO Securitization Subsidiary’s June 2023 issuance of SIGECO Securitization Bonds, net of transaction expenses and fees, of approximately $337 million were used to pay SIGECO the purchase price of the securitization property. SIGECO used the net proceeds from the sale of the securitization property (after payment of upfront financing costs) to reimburse or pay for qualified costs approved by the IURC related to the completed retirement of its A.B. Brown 1 and 2 coal-powered generation units.
(11)Total proceeds, net of discounts, transaction fees and expenses, of $985 million were used for general corporate purposes, including the redemption of CenterPoint Energy’s Series A Preferred Stock on September 1, 2023, and the repayment of a portion of CenterPoint Energy’s outstanding commercial paper. See additional information below.

(12)Total proceeds, net of discounts, transaction fees and expenses, of $397 million were used for general corporate purposes, including the repayment of a portion of CenterPoint Energy’s outstanding commercial paper.
(13)Total proceeds from Houston Electric’s September 2023 issuances of general mortgage bonds, net of transaction expenses and fees, of approximately $496 million were used for general limited liability company purposes, including capital expenditures, working capital and the repayment of all of Houston Electric’s borrowings under the CenterPoint Energy money pool.

SIGECO Debt Remarketing. In April 2023, SIGECO executed a remarketing agreement to remarket five series of tax-exempt debt issued by the Indiana Finance Authority, and secured by SIGECO first mortgage bonds, of approximately $148 million, comprised of: (i) $107 million aggregate principal amount of Environmental Improvement Refunding Revenue Bonds, Series 2013, originally issued by the Indiana Finance Authority on April 26, 2013, and (ii) $41 million aggregate principal amount of Environmental Improvement Refunding Revenue Bonds, Series 2014, originally issued by the Indiana Finance Authority on September 24, 2014, which closed on May 1, 2023.

In July 2023, SIGECO executed a remarketing agreement to remarket two series of tax-exempt debt issued by the City of Mount Vernon, Indiana and Warrick County, Indiana, and secured by SIGECO first mortgage bonds, of approximately $38 million, comprised of: (i) $23 million aggregate principal amount of Environmental Improvement Revenue Bonds, Series 2015 issued by the City of Mount Vernon and (ii) $15 million aggregate principal amount of Environmental Improvement Revenue Bonds, Series 2015 issued by Warrick County, which closed on September 1, 2023. Effective September 1, 2023, the bonds of each series bear interest at a fixed rate of 4.250% per annum to the earlier of (i) its redemption date or (ii) September 1, 2028, at which time the bonds are subject to mandatory tender.

Convertible Senior Notes. Interest on the Convertible Notes described in the table above is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The Convertible Notes will mature on August 15, 2026, unless earlier converted or repurchased by CenterPoint Energy in accordance with their terms.

Prior to the close of business on the business day immediately preceding May 15, 2026, the Convertible Notes are convertible only under certain conditions. On or after May 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time at the conversion rate then in effect, irrespective of the conditions. CenterPoint Energy may not redeem the Convertible Notes prior to the maturity date and no sinking fund is provided for the Convertible Notes.

Upon conversion of the Convertible Notes, CenterPoint Energy will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at CenterPoint Energy’s election, in respect of the remainder, if any, of CenterPoint Energy’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion rate for the Convertible Notes is initially 27.1278 shares of Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $36.86 per share of Common Stock). The initial conversion price of the Convertible Notes represents a premium of approximately 25.0% over the last reported sale price of the Common Stock on the New York Stock Exchange on August 1, 2023. Initially, a maximum of 33,909,700 shares of Common Stock may be issued upon conversion of the Convertible Notes based on the initial maximum conversion rate of 33.9097 shares of Common Stock per $1,000 principal amount of Convertible Notes. The conversion rate will be subject to adjustment in some events (as described in the Convertible Notes Indenture) but will not be adjusted for any accrued and unpaid interest.

In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes, CenterPoint Energy will, in certain circumstances, increase the conversion rate for a holder of Convertible Notes who elects to convert its Convertible Notes in connection with such a corporate event. If CenterPoint Energy undergoes a fundamental change (as described in the Convertible Notes Indenture) (other than an exempted fundamental change, as described in the Convertible Notes Indenture), holders of the Convertible Notes may require CenterPoint Energy to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes are senior unsecured obligations of CenterPoint Energy and rank senior in right of payment to any of CenterPoint Energy’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of CenterPoint Energy’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of CenterPoint Energy’s secured indebtedness it may incur in the future to the extent of the value of the assets securing such future secured indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with generally accepted accounting principles) of CenterPoint Energy’s subsidiaries.

SIGECO First Mortgage Bonds. On October 13, 2023, SIGECO issued a total of $470 million aggregate principal amount of first mortgage bonds in three tranches: (i) $180 million first mortgage bonds bearing interest at 5.75% due 2029; (ii) $105 million first mortgage bonds bearing interest at 5.91% due 2030; and (iii) $185 million first mortgage bonds bearing interest at 6.00% due 2034. The net proceeds of $467 million will be used for general corporate purposes, including repaying short-term debt and refunding long-term debt at maturity or otherwise.

Debt Repayments and Redemptions. During the nine months ended September 30, 2023, the following debt instruments were repaid at maturity or redeemed prior to maturity with proceeds received from the Texas securitization discussed further in Note 6 or through the issuance of new debt. The table does not include Bond Company payments for which there is a dedicated revenue stream,

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
(2)    As defined in the applicable term loan agreement, which includes an adjustment of 0.10% per annum.
(3) The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in March 2023 and, following the repayment, the term loan agreement was terminated.
(4) The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in May 2023 and, following the repayment, the term loan agreement was terminated.

Credit Facilities. The Registrants had the following revolving credit facilities as of September 30, 2023:

Execution Date	Registrant	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2023 (2)	Termination Date
		(in millions)
December 6, 2022	CenterPoint Energy	$2,400	1.500%	65.0%	(3)	59.2%	December 6, 2027
December 6, 2022	CenterPoint Energy (4)	250	1.125%	65.0%		43.8%	December 6, 2027
December 6, 2022	Houston Electric	300	1.250%	67.5%	(3)	52.4%	December 6, 2027
December 6, 2022	CERC	1,050	1.125%	65.0%		38.2%	December 6, 2027
	Total	$4,000

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

The Registrants, including the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of September 30, 2023.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	September 30, 2023				December 31, 2022
Registrant	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$8	$1,079	5.50%	$—	$11	$1,770	4.71%
CenterPoint Energy (1)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	1	—	—%	—	—	805	4.67%
Total	$—	$9	$1,079		$—	$11	$2,575

(1)This credit facility was issued by SIGECO.
(2)Outstanding commercial paper generally has maturities of 60 days or less and each Registrants’ commercial paper program is backstopped by such Registrants’ long-term credit facilities. Neither Houston Electric nor SIGECO has a commercial paper program.
Liens. As of September 30, 2023, Houston Electric’s assets were subject to liens securing approximately $7.6 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Houston Electric could issue approximately $4.5 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of September 30, 2023. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of September 30, 2023, SIGECO had approximately $457 million aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of September 30, 2023, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $1.4 billion of additional first mortgage bonds could be issued on this basis. On October 13, 2023, SIGECO issued a total of $470 million aggregate principal amount of first mortgage bonds in three tranches as discussed above.

Other. As of September 30, 2023, certain financial institutions agreed to issue, from time to time, up to $5 million of letters of credit on behalf of Vectren and certain of its subsidiaries in exchange for customary fees. As of September 30, 2023, such financial institutions had issued less than $1 million of letters of credit on behalf of Vectren and certain of its subsidiaries.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CenterPoint Energy (1) (2)	19%	27%	25%	26%
Houston Electric (3)	22%	21%	22%	21%
CERC (4) (5)	25%	170%	22%	25%

(1)CenterPoint Energy’s lower effective tax rate for the three months ended September 30, 2023 compared to the same period ended September 30, 2022 was primarily due to the tax impacts of the absence of non-deductible goodwill associated with the sale of the Natural Gas business in Arkansas and Oklahoma in 2022 and an increase in EDIT amortization of the net regulatory liability for EDIT.
(2)CenterPoint Energy’s lower effective tax rate for the nine months ended September 30, 2023 compared to the same period ended September 30, 2022 was primarily due to the tax impacts of the absence of non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma in 2022, partially offset by the tax impacts of the sale of Energy Systems Group and an increase in state income taxes.
(3)Houston Electric’s higher effective tax rate for the three and nine months ended September 30, 2023 compared to the same periods ended September 30, 2022 was primarily driven by an increase in state income taxes.
(4)CERC’s lower effective tax rate for the three months ended September 30, 2023 compared to the same period ended September 30, 2022 was primarily driven by the tax impact of the absence of non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma in 2022 and an increase in the favorable impact of amortization of the net regulatory liability for EDIT.
(5)CERC’s lower effective tax rate for the nine months ended September 30, 2023 compared to the same period ended September 30, 2022 was primarily driven by the tax impact of the absence of non-deductible goodwill associated with the sale of the Natural Gas businesses in Arkansas and Oklahoma in 2022 and increase in the favorable impact of amortization of the net regulatory liability for EDIT, partially offset by an increase in state income taxes.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $29 million as of September 30, 2023. The Registrants believe that it is reasonably possible that there will be no change in unrecognized tax benefits, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2018 have been audited and settled with the IRS for CenterPoint Energy. The 2019 and 2020 tax years are before IRS Appeals. For the 2021-2023 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger 2014-2019 tax years have been audited and settled with the IRS.

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

On February 1, 2023, Indiana Electric entered into an amended and restated BTA to purchase the 191 MW Posey Solar project for a fixed purchase price over the anticipated 35-year life. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve the amended BTA. With the passage of the IRA, Indiana Electric can now pursue PTCs for solar projects. Indiana Electric filed the updated CPCN with a request that project costs, net of PTCs, be recovered in rate base, through base rates or the CECA mechanism, depending on which provides more timely recovery. On September 6, 2023, the IURC issued an order approving the CPCN. The Posey Solar project is expected to be placed in service in 2025.

On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric a CPCN to purchase and acquire the 130 MW Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project as well as approved the proposed levelized rate and associated ratemaking and accounting treatment. Due to inflationary pressures, the developer disclosed that costs have exceeded the agreed upon levels in the BTA. Once pricing is updated and parties determine whether to continue with the project, Indiana Electric may have to refile for approval of the project with the IURC, which could delay the in-service date from 2025 to 2026.

As of September 30, 2023, other than discussed below, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remaining three months of 2023	$220	$51	$71	$218
2024	683	160	181	678
2025	588	492	39	584
2026	501	342	39	497
2027	425	105	—	421
2028	380	68	—	376
2029 and beyond	1,710	719	332	1,685

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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $509 million as of September 30, 2023 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 related to its obligation under the outstanding guarantees.

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

Substantially all of the litigation is or will be consolidated in Texas state court in Harris County, Texas, as part of an MDL proceeding, with one case currently pending in justice court in Harris County. The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. The judge ruled that ERCOT has sovereign immunity as a governmental entity and dismissed the suits against it. In a recent opinion in an unrelated matter, the Texas Supreme Court held that ERCOT is entitled to sovereign immunity. This ruling will apply to claims against ERCOT in the MDL. The MDL judge also dismissed all claims against the natural gas defendants (which lists of natural gas defendants incorrectly included Utility Holding, LLC), and the REP defendants and some causes of action against the other defendants. As to the TDU and generator defendants, the MDL judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants are asking the court of appeals to overturn. The court of appeals granted the request for oral argument in the TDU mandamus proceeding and heard oral argument on October 23, 2023. The MDL judge has allowed plaintiffs to file several motions related to the framework for preliminary discovery, but otherwise the cases remain stayed as the MDL judge addresses additional preliminary issues.

As of September 30, 2023, there are approximately 220 pending lawsuits that are in or will be added to the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. A putative class action on behalf of everyone who received electric power via the ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021 is also pending against CenterPoint Energy, Houston Electric, and numerous other defendants. Additionally, Utility Holding, LLC is currently named as a defendant in approximately five lawsuits in which CenterPoint Energy and/or Houston Electric are also named as defendants. CenterPoint Energy expects that the claims against Utility Holding, LLC will ultimately be dismissed in light of the judge’s initial rulings. CenterPoint Energy, Utility Holding, LLC, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

In February 2023, twelve lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as one such defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CES). One lawsuit filed in Harris County is a putative class action on behalf of two classes of electric and natural gas customers (those who experienced a loss of electricity and/or natural gas, and those who were charged securitization-related surcharges on a utility bill or were otherwise charged higher rates for electricity and/or gas during the February 2021 Winter Storm Event), potentially including millions of class members. Two other lawsuits (one filed in Harris County and one in Tom Green County) are brought by an entity that purports to be an assignee of claims by tens of thousands of persons and entities that have assigned claims to the plaintiff. These, and nine other similar lawsuits filed in Harris County, generally allege that the defendants engaged in gas market manipulation and price gouging, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event, Winter Storm Elliott, and other severe weather conditions, and through financial market manipulation. Plaintiffs allege that this manipulation impacted gas supply and prices as well as the market, supply, and price of electricity in Texas and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment, and allege a broad array of injuries and damages, including personal injury, property damage, and harm from certain costs being securitized and passed on to ratepayers. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, statutory, consequential economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. As of September 30, 2023, most of the lawsuits have not been served, but the three cases in which defendants were served were tagged for transfer to the existing MDL proceeding referenced above. The plaintiffs in those three cases filed motions to remand the lawsuits back to their original trial courts and out of the MDL. On August 1, 2023, the judge overseeing the MDL denied the motions to remand. Plaintiffs’ joint motion for reconsideration of the MDL judge’s orders denying remand is pending before the MDL panel. Regardless of whether the cases remain within the MDL, CERC intends to vigorously defend itself against the claims raised, including by raising jurisdictional challenges to the plaintiffs’ claims.

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

	September 30, 2023
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

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies are necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Preliminary groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy filed timely extension requests available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. The EPA is still reviewing industry extension requests, including CenterPoint Energy’s extension request for the Culley East pond; however, the Culley East pond was taken out of service on May 1, 2023, and the A.B. Brown pond on October 7, 2023, so there is no longer a need for an extension at either the Culley East or A.B. Brown ash ponds. Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

 In July 2018, Indiana Electric filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation and pond closure costs incurred to comply with the CCR Rule, and has since reached confidential settlement agreements with its insurers. The proceeds of these settlements will offset costs that have been and will be incurred to close the ponds. On November 1, 2022, Indiana Electric filed for a CPCN to recover federally mandated costs associated with closure of the Culley East Pond, its third and final ash pond. Indiana Electric is also seeking accounting and ratemaking relief for the project, and on June 8, 2023, Indiana Electric filed a revised CPCN for recovery of the federally mandated ash pond costs. The project costs are estimated to be approximately $52 million, inclusive of overheads.

On May 18, 2023, the EPA proposed amendments to the CCR rule that would, if finalized, apply closure requirements for inactive surface impoundments located at inactive facilities (legacy CCR surface impoundments) and CCR management units located at regulated CCR facilities. CenterPoint Energy is currently reviewing this proposal.

As of September 30, 2023, CenterPoint Energy has recorded an approximate $116 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

Clean Water Act Permitting of Groundwater Discharges. In April 2020, the U.S. Supreme Court issued an opinion providing that indirect discharges via groundwater or other non-point sources are subject to permitting and liability under the Clean Water Act when they are the functional equivalent of a direct discharge. However, on May 25, 2023, in Sackett v. Environmental Protection Agency, the U.S. Supreme Court issued an opinion redefining the term “waters of the United States,” which may limit the scope of the April 2020 opinion. The Registrants are evaluating the extent to which these decisions will affect Clean Water Act permitting requirements and/or liability for their operations.

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

Diluted earnings per common share will also reflect the dilutive effect of potential common shares from the conversion of the Convertible Notes. Convertible debt in which the principal amount must be settled in cash is excluded from the calculation of diluted earnings per share. There would be no interest expense adjustment to the numerator for the cash-settled portion of the Convertible Notes because that portion will always be settled in cash. The conversion spread value in shares will be included in diluted earnings per share using the if-converted method if the convertible debt is in the money. The denominator of diluted earnings per share is determined by dividing the conversion spread value of the share-settled portion of the Convertible Notes as of the reporting date by the average share price over the reporting period. For the three and nine months ended September 30, 2023, the convertible debt was not in the money; therefore, no incremental shares were assumed converted or included in the diluted earnings per share calculation below. For further details about the Convertible Notes, see Note 11.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$282	$202	$725	$923
Less: Preferred stock dividend requirement (Note 18)	26	13	50	37
Income available to common shareholders - basic and diluted	$256	$189	$675	$886
Denominator:
Weighted average common shares outstanding - basic	631,185,000	629,509,000	630,854,000	629,374,000
Plus: Incremental shares from assumed conversions:
Restricted stock	1,858,000	3,559,000	2,183,000	3,559,000
Weighted average common shares outstanding - diluted	633,043,000	633,068,000	633,037,000	632,933,000

Earnings Per Common Share:
Basic Earnings Per Common Share	$0.41	$0.30	$1.07	$1.41
Diluted Earnings Per Common Share	$0.40	$0.30	$1.07	$1.40

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

As of September 30, 2023, reportable segments by Registrant were as follows:

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

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended September 30,
	2023			2022
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income (Loss)
	(in millions)
Electric	$1,261	(1)	$290	$1,146	(1)	$234
Natural Gas	597		27	692		(10)
Corporate and Other	2		(35)	65		(22)
Consolidated	$1,860		$282	$1,903		$202

	Nine Months Ended September 30,
	2023			2022
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income
	(in millions)
Electric	$3,250	(1)	$593	$3,092	(1)	$489
Natural Gas	3,136		296	3,334		416
Corporate and Other	128		(164)	184		18
Consolidated	$6,514		$725	$6,610		$923

(1)Houston Electric revenues from major external customers are as follows (CenterPoint Energy and Houston Electric):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Affiliates of NRG	$370	$327	$826	$797
Affiliates of Vistra Energy Corp.	177	153	403	372

	Total Assets
	September 30, 2023	December 31, 2022
	(in millions)
Electric	$21,130	$19,024
Natural Gas	16,802	18,043
Corporate and Other, net of eliminations (1)	1,069	1,479
Consolidated	$39,001	$38,546

(1)Total assets included pension and other postemployment-related regulatory assets of $379 million and $405 million as of September 30, 2023 and December 31, 2022, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(16) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$521	$211	$153	$376	$188	$67
Income tax payments, net	200	12	113	340	113	3
Non-cash transactions:
Accounts payable related to capital expenditures	264	137	122	333	197	145
ROU assets obtained in exchange for lease liabilities (1)	3	1	—	1	—	—

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	September 30, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$120	$113	$1	$74	$75	$—
Restricted cash included in Prepaid expenses and other current assets	18	13	—	17	13	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$138	$126	$1	$91	$88	$—

(1)Cash and cash equivalents related to VIEs as of September 30, 2023 and December 31, 2022 included $118 million and $75 million, respectively, at CenterPoint Energy and $113 million and $75 million, respectively, at Houston Electric.

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

The table below summarizes CenterPoint Energy money pool activity:

	September 30, 2023		December 31, 2022
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$400	$86	$(642)	$—
Weighted average interest rate	5.56%	5.56%	4.75%	4.75%

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

Amounts charged for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$40	$56	$38	$54	$115	$162	$114	$163
Net affiliate service charges (billings)	(1)	1	3	(3)	(7)	7	(12)	12

The table below presents transactions among Houston Electric, CERC and their parent, CenterPoint Energy.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$79	$36	$74	$13	$239	$347	$141	$124
Cash dividend paid to parent related to the sale of the Arkansas and Oklahoma Natural Gas businesses	—	—	—	—	—	—	—	720
Cash contribution from parent	235	—	—	—	885	500	1,143	125
Net assets acquired in the Restructuring	—	—	—	—	—	—	—	2,345
Non-cash capital contribution from parent in payment for property, plant and equipment below	—	—	—	—	—	—	38	54
Cash paid to parent for property, plant and equipment below	—	—	—	—	—	—	65	61
Property, plant and equipment from parent (1)	—	—	—	—	—	—	103	115

(1) Property, plant and equipment purchased from CenterPoint Energy at its net carrying value on the date of purchase.

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Common Stock	$0.390	$0.360	$0.580	$0.530	$0.190	$0.180	$0.570	$0.520
Series A Preferred Stock	30.625	30.625	30.625	30.625	30.625	30.625	61.250	61.250

Series A Preferred Stock Redemption (CenterPoint Energy)
On September 1, 2023, CenterPoint Energy redeemed 800,000 shares of CenterPoint Energy’s Series A Preferred Stock, in whole for cash at a redemption price of $1,000 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date.

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of		Outstanding Value as of
		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions, except shares and per share amounts)
Series A Preferred Stock	$1,000	—	800,000	$—	$790
		—	800,000	$—	$790

Income Allocated to Preferred Shareholders (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Series A Preferred Stock	$26	$13	$50	$37
Total income allocated to preferred shareholders	$26	$13	$50	$37

Temporary Equity (CenterPoint Energy)

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a retention incentive agreement with David J. Lesar, then President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Pursuant to the retention incentive agreement, Mr. Lesar received equity-based awards under CenterPoint Energy’s LTIP covering a total of 1 million shares of Common Stock (Total Stock Award) which were granted in multiple annual awards. Mr. Lesar received 400 thousand restricted stock units in July 2021 that vested in December 2022 and 400 thousand restricted stock units and 200 thousand restricted stock units in February 2022 and February 2023, respectively, that will vest in December 2023. For accounting purposes, the 1 million shares under the Total Stock Award, consisting of the equity-based awards described above, were considered granted in July 2021. In the event that death, disability, termination without cause or resignation for good reason, as defined in the retention incentive agreement, had occurred prior to the full Total Stock Award being awarded, CenterPoint Energy would have paid a lump sum cash payment equal to the value of the unawarded equity-based awards, based on the closing trading price of Common Stock on the date of the event’s occurrence. Because the equity-based awards would have been redeemable for cash prior to being awarded upon events that were not probable at the grant date, the equity associated with any unawarded equity-based awards were classified as Temporary Equity as of December 31, 2022 on CenterPoint Energy’s Condensed Consolidated Balance Sheets. As of September 30, 2023, all restricted stock units have been awarded to Mr. Lesar and no amounts are reflected in Temporary Equity on CenterPoint Energy’s Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(32)	$—	$15	$(85)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	—	—	—	(10)	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Net deferred gain from cash flow hedges	2	—	—	—	—	—
Prior service cost (1)	1	—	—	—	—	—
Actuarial losses (1)	—	—	—	2	—	—
Settlement (2)	—	—	—	1	—	—
Tax benefit (expense)	—	—	—	9	—	—
Net current period other comprehensive income (loss)	3	—	—	2	—	—
Ending Balance	$(29)	$—	$15	$(83)	$—	$10

	Nine Months Ended September 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(31)	$—	$16	$(64)	$—	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	—	—	—	(44)	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Net deferred gain from cash flow hedges	2	—	—	—	—	—
Prior service cost (1)	—	—	(1)	1	—	—
Actuarial losses (1)	—	—	—	4	—	—
Settlement (2)	—	—	—	14	—	—
Tax benefit (expense)	—	—	—	5	—	—
Net current period other comprehensive income (loss)	2	—	(1)	(19)	—	—
Ending Balance	$(29)	$—	$15	$(83)	$—	$10

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

(19) Leases

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for mobile generation. The short-term lease agreement allowed Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. As of December 31, 2022, the short-term lease agreement has expired and all mobile generation assets are leased under the long-term lease agreement. Per Houston Electric’s short-term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed

Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $102 million and $103 million as of September 30, 2023 and December 31, 2022, respectively.

The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of September 30, 2023 and December 31, 2022 and relates to removal costs that will be incurred at the end of the lease term. As of September 30, 2023, Houston Electric has secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $101 million. The $101 million prepayment is being held in an escrow account, not controlled by Houston Electric, and the funds will be released when a first lien can be secured for Houston Electric. Expenses associated with the long-term lease, including depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $117 million and $60 million as of September 30, 2023 and December 31, 2022, respectively. The long-term lease agreement contains a termination clause that can be exercised in the event of material adverse regulatory actions. If the right to terminate is elected, subject to the satisfaction of certain conditions, 75% of Houston Electric’s prepaid lease costs that is attributable to the period from the effective date of termination to the end of the lease term would be refunded. In December 2022, the long-term lease agreement was amended to include a disallowance reimbursement clause that can be exercised in the event that any regulatory proceeding or settlement agreement results in a disallowance of Houston Electric’s recovery of deferred costs under either the long-term lease agreement, short-term lease agreement or any other quantifiable adverse financial impact to Houston Electric. If the disallowance reimbursement clause is exercised, 85% of such disallowance up to $53 million would be paid to Houston Electric. Any disallowance greater than $53 million would remain subject to the 75% limit set forth in the termination clause. For further discussion of the regulatory impacts, see Note 6.

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

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$1	$1	$—	$2	$—	$—
Short-term lease cost	15	14	—	39	39	1
Total lease cost (1)	$16	$15	$—	$41	$39	$1

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$4	$2	$1	$4	$—	$1
Short-term lease cost	28	27	—	123	122	1
Total lease cost (1)	$32	$29	$1	$127	$122	$2

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than recognizing Depreciation and Amortization in the Condensed Statements of Consolidated Income.

Lease income was as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$2	$1	$1	$1	$1	$1
Variable lease income	—	—	—	—	—	—
Total lease income	$2	$1	$1	$1	$1	$1

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$5	$1	$3	$4	$1	$2
Variable lease income	1	—	—	1	—	—
Total lease income	$6	$1	$3	$5	$1	$2

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$15	$6	$4	$19	$6	$5
Finance ROU assets (2)	550	550	—	621	621	—
Total leased assets	$565	$556	$4	$640	$627	$5
Liabilities:
Current operating lease liability (3)	$4	$1	$1	$5	$1	$2
Non-current operating lease liability (4)	11	5	3	14	5	4
Total leased liabilities (5)	$15	$6	$4	$19	$6	$6

Weighted-average remaining lease term (in years) - operating leases	5.7	4.1	3.3	4.3	4.8	3.9
Weighted-average discount rate - operating leases	3.94%	4.09%	3.60%	3.80%	4.01%	3.58%
Weighted-average remaining lease term (in years) - finance leases	5.8	5.8	—	6.5	6.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	3.60%	3.60%	—

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

As of September 30, 2023, finance lease liabilities were not significant to the Registrants. As of September 30, 2023, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2023	$2	$—	$1
2024	3	2	2
2025	3	2	1
2026	3	2	1
2027	2	1	—
2028	2	—	—
2029 and beyond	1	—	—
Total lease payments	16	7	5
Less: Interest	1	1	1
Present value of lease liabilities	$15	$6	$4

As of September 30, 2023, future minimum finance lease payments were not significant to the Registrants. As of September 30, 2023, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2023	$2	$—	$1
2024	6	1	5
2025	8	1	5
2026	8	—	5
2027	7	—	5
2028	7	—	5
2029 and beyond	173	—	170
Total lease payments to be received	$211	$2	$196

Other information related to leases is as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$1	$—	$—	$1	$—	$—
Financing cash flows from finance leases included in the measurement of lease liabilities	—	—	—	47	47	—

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$4	$1	$1	$4	$—	$1
Financing cash flows from finance leases included in the measurement of lease liabilities	—	—	—	218	218	—

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

RECENT EVENTS

Series A Preferred Stock Redemption. On September 1, 2023, CenterPoint Energy redeemed the Series A Preferred Stock in whole for cash of $800 million at a redemption price of $1,000 per share, plus accumulated and unpaid dividends thereon to, but excluding, the redemption date. For further information, see Note 18 to the Interim Condensed Financial Statements.

Divestiture of Energy Systems Group. On May 21, 2023, Vectren Energy Services entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023, for $154 million in cash, subject to finalization of the purchase price adjustment. For further information, see Note 3 to the Interim Condensed Financial Statements.

Regulatory Proceedings. On March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in proceeds from the customer rate relief bonds issued by the Texas Public Financing Authority related to the February 2021 Winter Storm Event. On April 5, 2023, a final order was issued approving the $39 million revenue requirement from Houston Electric’s 2021 investment in TEEEF. On April 5, 2023, Houston Electric filed its second TEEEF filing requesting a net increase in TEEEF revenues of approximately $149 million. On August 28, 2023 the State Office of Administrative Hearings issued an Order setting interim rates to collect an annual revenue requirement at the filed amount. On June 29, 2023, Indiana Electric received the net securitization proceeds of $337 million to reimburse it for or fund qualified costs approved by the IURC related to the retirement of its A.B. Brown coal-fired generation facilities. For further information, see Note 6 to the Interim Condensed Financial Statements. For information related to our pending and completed regulatory proceedings to date in 2023, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. During the nine months ended September 30, 2023, CenterPoint Energy issued or borrowed a combined $5.6 billion in new debt, including Houston Electric’s issuance of $1.4 billion aggregate principal amount of general mortgage bonds, CERC’s issuance of $1.5 billion aggregate principal amount of senior notes and $500 million term loan, SIGECO Securitization Subsidiary’s issuance of $341 million aggregate principal amount of SIGECO Securitization Bonds, SIGECO’s issuance of $180 million aggregate principal amount of first mortgage bonds, and CenterPoint Energy’s issuance of $1.0 billion aggregate principal of convertible notes, $400 million aggregate principal of senior notes and $250 million term loan. During the nine months ended September 30, 2023, CenterPoint Energy repaid or redeemed a combined $2.5 billion of debt, including CERC’s repayment of $1.0 billion of term loans and $1.275 billion of senior notes maturing in 2023, CenterPoint Energy’s repayment of its $250 million term loan and SIGECO’s early redemption of $11 million of first mortgage bonds maturing in 2044, excluding scheduled principal payments on Securitization Bonds. On October 13, 2023, SIGECO issued a total of $470 million aggregate principal amount of first mortgage bonds in three tranches. For information about debt transactions to date in 2023, see Note 11 to the Interim Condensed Financial Statements.

CenterPoint Energy Leadership Transition. On March 15, 2023, CenterPoint Energy announced the appointment of Christopher Foster to the position of Executive Vice President and Chief Financial Officer, effective May 5, 2023. On September 27, 2023, CenterPoint Energy appointed Kristie L. Colvin to the position of Senior Vice President, Chief Accounting Officer of CenterPoint Energy and its affiliated subsidiaries, effective October 5, 2023.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2022 Form 10-K.

Income available to common shareholders for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions)
Electric	$290	$234	$56	$593	$489	$104
Natural Gas	27	(10)	37	296	416	(120)
Total Utility Operations	317	224	93	889	905	(16)
Corporate & Other (1)	(61)	(35)	(26)	(214)	(19)	(195)
Total CenterPoint Energy	$256	$189	$67	$675	$886	$(211)

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group through June 30, 2023, the date of the sale of Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Income available to common shareholders increased $67 million primarily due to the following items:

•an increase in income available to common shareholders of $56 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $37 million for the Natural Gas reportable segment, as further discussed below;
•a decrease in income available to common shareholders of $26 million for Corporate and Other, primarily due to approximately $17 million of costs related to redemption of the Series A Preferred Stock in September 2023 as discussed in Note 18 to the Interim Condensed Financial statements, partially offset by the termination of the associated dividend payment that would have been paid in September 2023 post-redemption. The remaining variance is primarily driven by an increase in borrowing costs.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Income available to common shareholders decreased $211 million primarily due to the following items:

•an increase in net income of $104 million for the Electric reportable segment, as further discussed below;
•a decrease in net income of $120 million for the Natural Gas reportable segment, as further discussed below;
•a decrease in income available to common shareholders of $195 million for Corporate and Other, primarily due to the pre-tax net gain of $86 million on the sale of Energy Transfer equity securities in 2022 further discussed in Note 10 to the Interim Condensed Financial Statements, partially offset by $45 million of costs associated with early redemption of long-term debt in first quarter 2022, a loss on sale of $12 million and current tax expense of $33 million related to the divestiture of Energy Systems Group further discussed in Note 3 to the Interim Condensed Financial Statements, as well as $19 million due to remeasurement of deferred income tax balances. The decrease in income is also due to approximately $17 million of costs related to redemption of the Series A Preferred Stock in September 2023 as discussed in Note 18 to the Interim Condensed Financial statements, partially offset by the termination of the associated dividend payment that would have been paid in September 2023 post-redemption. The remaining variance is due largely to increase in borrowing costs.

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

The following table provides summary data of the Electric reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,261	$1,146	$115	$3,250	$3,092	$158
Expenses:
Utility natural gas, fuel and purchased power	51	65	14	130	162	32
Operation and maintenance	459	465	6	1,335	1,351	16
Depreciation and amortization	241	207	(34)	650	604	(46)
Taxes other than income taxes	73	67	(6)	208	207	(1)
Total expenses	824	804	(20)	2,323	2,324	1
Operating Income	437	342	95	927	768	159
Other Income (Expense):
Interest expense and other finance charges	(81)	(58)	(23)	(213)	(174)	(39)
Other income, net	13	9	4	39	21	18
Income Before Income Taxes	369	293	76	753	615	138
Income tax expense	79	59	(20)	160	126	(34)
Net Income	$290	$234	$56	$593	$489	$104
Throughput (in GWh):
Residential	13,851	11,970	16%	28,855	28,319	2%
Total	35,029	30,330	15%	84,794	82,755	2%
Weather (percentage of 10-year average for service area):
Cooling degree days	123%	105%	18%	117%	110%	7%
Heating degree days	—%	200%	(200)%	86%	121%	(35)%
Number of metered customers at end of period:
Residential	2,578,969	2,527,383	2%	2,578,969	2,527,383	2%
Total	2,906,307	2,850,910	2%	2,906,307	2,850,910	2%

The following table provides variance explanations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as well as for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2023 vs 2022	Nine Months Ended September 30, 2023 vs 2022
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$24	$98
Customer rates	68	136
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	(14)	(32)
Customer growth	8	20
Miscellaneous revenues, including service connections and off-system sales	3	(6)
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	—	(4)
Energy efficiency, and other pass-through, offset in operation and maintenance below	(19)	(12)
Weather, efficiency improvements and other usage impacts	36	(12)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	9	(30)
Total	$115	$158
Utility natural gas, fuel and purchased power
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	$(2)	$5
Cost of purchased power, offset in revenues above	16	27
Total	$14	$32
Operation and maintenance
All other operation and maintenance expense, including materials and supplies and insurance	$(4)	$23
Energy efficiency, and other pass-through, offset in revenues above	19	12
Labor and benefits	(3)	10
Contract services	—	(2)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	—	1
Support services, primarily information technology cost	(2)	(3)
Transmission costs billed by transmission providers, offset in revenues above	(4)	(25)
Total	$6	$16
Depreciation and amortization
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	$(5)	$26
Ongoing additions to plant-in-service	(29)	(72)
Total	$(34)	$(46)
Taxes other than income taxes
Franchise fees and other taxes	$—	$3
Incremental capital projects placed in service, net of updated property tax rates	(6)	(4)
Total	$(6)	$(1)
Interest expense and other finance charges
Changes in outstanding debt	$(21)	$(56)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(4)	—
Other, primarily AFUDC and impacts of regulatory deferrals	2	17
Total	$(23)	$(39)
Other income, net
Other income, including AFUDC - Equity	$4	$15
Bond Companies and SIGECO Securitization Subsidiary interest income , offset in other line items	—	3
Total	$4	$18

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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$597	$692	$(95)	$3,136	$3,334	$(198)
Expenses:
Utility natural gas, fuel and purchased power	141	284	143	1,420	1,698	278
Non-utility cost of revenues, including natural gas	1	1	—	2	3	1
Operation and maintenance	198	199	1	648	654	6
Depreciation and amortization	130	118	(12)	380	347	(33)
Taxes other than income taxes	53	51	(2)	182	189	7
Total expenses	523	653	130	2,632	2,891	259
Operating Income	74	39	35	504	443	61
Other Income (Expense):
Gain on sale	—	—	—	—	303	(303)
Interest expense and other finance charges	(46)	(34)	(12)	(138)	(97)	(41)
Other income (expense), net	8	—	8	14	(10)	24
Income Before Income Taxes	36	5	31	380	639	(259)
Income tax expense	9	15	6	84	223	139
Net Income (Loss)	$27	$(10)	$37	$296	$416	$(120)
Throughput (in Bcf):
Residential	14	15	(7)%	138	166	(17)%
Commercial and Industrial	84	81	4%	308	307	—%
Total	98	96	2%	446	473	(6)%
Weather (percentage of 10-year average for service area):
Heating degree days	20%	85%	(65)%	87%	108%	(21)%
Number of metered customers at end of period:
Residential	3,967,080	3,920,848	1%	3,967,080	3,920,848	1%
Commercial and Industrial	299,915	296,144	1%	299,915	296,144	1%
Total	4,266,995	4,216,992	1%	4,266,995	4,216,992	1%

The following table provides variance explanations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as well as for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2023 vs 2022	Nine Months Ended September 30, 2023 vs 2022
	(in millions)
Revenues
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$—	$(38)
Weather and usage	(2)	(11)
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	(143)	(255)
Gross receipts tax, offset in taxes other than income taxes below	—	(8)
Energy efficiency, offset in operation and maintenance below	—	(9)
Non-volumetric and miscellaneous revenue	13	16
Changes in non-utility revenues	6	14
Customer growth	3	16
Pass-through revenues, offset in operation and maintenance below	6	21
Customer rates and impact of the change in rate design	22	56
Total	$(95)	$(198)
Utility natural gas, fuel and purchased power
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$—	$23
Cost of natural gas, offset in revenues above	143	255
Total	$143	$278
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$—	$1
Total	$—	$1
Operation and maintenance
Corporate support services	$—	$6
Labor and benefits	(2)	1
Energy efficiency, offset in revenues above	—	9
Miscellaneous operations and maintenance expense, including bad debt expense	6	10
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	3
Contract services	3	(2)
Pass-through expense, offset in revenues above	(6)	(21)
Total	$1	$6
Depreciation and amortization
Incremental capital projects placed in service	$(12)	$(35)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	2
Total	$(12)	$(33)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$—	$8
Other, primarily property taxes	(2)	(2)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	1
Total	$(2)	$7
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$—	$(303)
Total	$—	$(303)
Interest expense and other finance charges
Changes in outstanding debt	$(9)	$(56)
Other, primarily AFUDC and impacts of regulatory deferrals	(3)	15
Total	$(12)	$(41)
Other income (expense), net
AFUDC - Equity, primarily from increased capital spend	$3	$7
Decrease to non-service benefit cost	—	11
Other	5	6
Total	$8	$24

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$1,027	$879	$148	$2,655	$2,394	$261
Bond Companies	56	56	—	129	168	(39)
Total revenues	1,083	935	148	2,784	2,562	222
Expenses:
Operation and maintenance, excluding Bond Companies	407	393	(14)	1,186	1,190	4
Depreciation and amortization, excluding Bond Companies	157	123	(34)	433	357	(76)
Taxes other than income taxes	70	65	(5)	201	196	(5)
Bond Companies	55	54	(1)	126	157	31
Total expenses	689	635	(54)	1,946	1,900	(46)
Operating Income	394	300	94	838	662	176
Other Income (Expense):
Interest expense and other finance charges	(69)	(50)	(19)	(185)	(148)	(37)
Interest expense on Securitization Bonds	(2)	(3)	1	(6)	(11)	5
Other income, net	5	5	—	22	13	9
Income Before Income Taxes	328	252	76	669	516	153
Income tax expense	72	52	(20)	147	108	(39)
Net Income	$256	$200	$56	$522	$408	$114
Throughput (in GWh):
Residential	13,410	11,525	16%	27,803	27,223	2%
Total	33,546	28,928	16%	80,984	78,565	3%
Weather (percentage of 10-year average for service area):
Cooling degree days	123%	105%	18%	117%	111%	6%
Heating degree days	—%	—%	—%	87%	124%	(37)%
Number of metered customers at end of period:
Residential	2,443,150	2,392,107	2%	2,443,150	2,392,107	2%
Total	2,751,218	2,696,366	2%	2,751,218	2,696,366	2%

The following table provides variance explanations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as well as for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2023 vs 2022	Nine Months Ended September 30, 2023 vs 2022
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers	$23	$97
Customer rates	80	146
Customer growth	8	20
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	—	(4)
Weather impacts and other usage	38	1
Energy efficiency, offset in operations and maintenance below	(1)	1
Bond Companies, offset in other line items below	—	(39)
Total	$148	$222
Operation and maintenance, excluding Bond Companies
All other operation and maintenance expense, including materials and supplies and insurance	$(4)	$24
Labor and benefits	(3)	9
Support services, primarily information technology cost	(1)	(1)
Contract services	(3)	(2)
Energy efficiency, offset in revenues above	1	(1)
Transmission costs billed by transmission providers, offset in revenues above	(4)	(25)
Total	$(14)	$4
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(34)	$(76)
Total	$(34)	$(76)
Taxes other than income taxes
Incremental capital projects placed in service, net of updated property tax rates	$(5)	$(5)
Total	$(5)	$(5)
Bond Companies expense
Operations and maintenance and depreciation expense, offset in revenues above	$(1)	$31
Total	$(1)	$31
Interest expense and other finance charges
Changes in outstanding debt	$(18)	$(47)
Other, primarily AFUDC, impacts of regulatory deferrals	(1)	10
Total	$(19)	$(37)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in revenues above	$1	$5
Total	$1	$5
Other income, net
Other income, including AFUDC - Equity	$—	$6
Bond Companies interest income, offset in other line items	—	3
Total	$—	$9

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$583	$672	$(89)	$3,045	$3,232	$(187)
Expenses:
Utility natural gas, fuel and purchased power	141	276	135	1,399	1,660	261
Non-utility cost of revenues, including natural gas	1	1	—	2	3	1
Operation and maintenance	187	190	3	616	630	14
Depreciation and amortization	125	113	(12)	365	333	(32)
Taxes other than income taxes	53	50	(3)	181	185	4
Total expenses	507	630	123	2,563	2,811	248
Operating Income	76	42	34	482	421	61
Other Income (Expense):
Gain on sale	—	—	—	—	557	(557)
Interest expense and other finance charges	(44)	(32)	(12)	(131)	(91)	(40)
Other income (loss), net	6	—	6	12	(11)	23
Income Before Income Taxes	38	10	28	363	876	(513)
Income tax expense	10	17	7	80	220	140
Net Income (Loss)	$28	$(7)	$35	$283	$656	$(373)
Throughput (in Bcf):
Residential	14	14	—%	135	161	(16)%
Commercial and Industrial	76	74	3%	282	281	—%
Total	90	88	2%	417	442	(6)%
Weather (percentage of 10-year average for service area):
Heating degree days	21%	85%	(64)%	88%	108%	(20)%
Number of metered customers at end of period:
Residential	3,863,739	3,817,553	1%	3,863,739	3,817,553	1%
Commercial and Industrial	289,376	285,576	1%	289,376	285,576	1%
Total	4,153,115	4,103,129	1%	4,153,115	4,103,129	1%

The following table provides variance explanations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as well as for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2023 vs 2022	Nine Months Ended September 30, 2023 vs 2022
	(in millions)
Revenues
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$—	$(38)
Weather and usage	(2)	(11)
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	(135)	(238)
Gross receipts tax, offset in taxes other than income taxes below	—	(6)
Energy efficiency, offset in operation and maintenance below	—	(8)
Non-volumetric and miscellaneous revenue	14	16
Changes in non-utility revenues	6	14
Pass-through revenues, offset in operation and maintenance below	4	14
Customer growth	3	15
Customer rates and impact of the change in rate design	21	55
Total	$(89)	$(187)
Utility natural gas, fuel and purchased power
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	$—	$23
Cost of natural gas, offset in revenues above	135	238
Total	$135	$261
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$—	$1
Total	$—	$1
Operation and maintenance
Corporate support services	$(1)	$6
Labor and benefits	(2)	1
Energy efficiency, offset in revenues above	—	8
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	3
Miscellaneous operations and maintenance expense, including bad debt expense	7	10
Contract services	3	—
Pass-through expense, offset in revenues above	(4)	(14)
Total	$3	$14
Depreciation and amortization
Incremental capital projects placed in service	$(12)	$(34)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	2
Total	$(12)	$(32)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$—	$6
Other, primarily property taxes	(3)	(3)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—	1
Total	$(3)	$4
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$—	$(557)
Total	$—	$(557)
Interest expense and other finance charges
Changes in outstanding debt	$(9)	$(54)
Other, primarily AFUDC and impacts of regulatory deferrals	(3)	14
Total	$(12)	$(40)
Other income (expense), net
AFUDC - Equity, primarily from increased capital spend	$2	$6
Decrease to non-service benefit cost	1	11
Other	3	6
Total	$6	$23

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$3,069	$858	$2,270	$1,325	$545	$753
Investing activities	(3,190)	(2,132)	(1,320)	(229)	(2,053)	921
Financing activities	168	1,312	(949)	(1,220)	1,402	(1,688)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$346	$231	$(114)
Changes in working capital	506	113	624
Change in net regulatory assets and liabilities (1)	954	(73)	1,011
Higher pension contribution	(24)	—	—
Other	(38)	42	(4)
	$1,744	$313	$1,517

(1)This change is primarily related to the receipt of proceeds at CenterPoint Energy and CERC from the Texas securitization program. For further details, see Note 6 to the Interim Condensed Financial Statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$(702)	$—	$—
Capital expenditures	(244)	3	(53)
Net change in notes receivable from affiliated companies	—	(40)	(86)
Proceeds from divestitures	(1,930)	—	(2,075)
Other	(85)	(42)	(27)
	$(2,961)	$(79)	$(2,241)

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$124	$—	$(481)
Net changes in long-term debt and term loans outstanding, excluding commercial paper	2,391	176	(696)
Net changes in debt issuance costs	(24)	3	(2)
Net changes in short-term borrowings	(471)	—	(471)
Redemption of Series A Preferred Stock	(800)	—	—
Payment of obligation for finance lease	218	218	—
Increased payment of common stock dividends	(31)	—	—
Increased payment of preferred stock dividends	(1)	—	—
Net change in notes payable from affiliated companies	—	(130)	1,517
Contribution from parent	—	(258)	375
Dividend to parent	—	(98)	497
Other	(18)	(1)	—
	$1,388	$(90)	$739

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining three months of 2023 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$802	$379	$329
Scheduled principal payments on Securitization Bonds	79	79	—
Maturing senior notes	57	—	57
Expected contributions to pension plans and other post-retirement plans	4	1	1

The Registrants expect that anticipated cash needs for the remaining three months of 2023 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, term loans, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Discretionary financing or refinancing may result in the issuance of debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

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

For further information about the February 2021 Winter Storm Event, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric Securitization of Planned Generation Retirements (CenterPoint Energy)

For further information about the issuance of SIGECO Securitization Bonds, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric CPCN (CenterPoint Energy)

BTAs

On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the Posey Solar project. On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey Solar project through a BTA to acquire its solar array assets for a fixed purchase price and approved recovery of costs via a levelized rate over the anticipated 35-year life. Due to community feedback and rising project costs caused by inflation and supply chain issues affecting the energy industry, Indiana Electric, along with Arevon, the developer, announced plans in January 2022 to downsize the Posey Solar project to 191 MW. Indiana Electric collaboratively agreed to the scope change, and on February 1, 2023, Indiana Electric entered into an amended and restated BTA that is contingent on further IURC review and approval. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve the amended BTA. With the passage of the IRA, Indiana Electric can now pursue PTCs for solar projects. Indiana Electric has filed an updated CPCN with a request that project costs, net of PTCs, be recovered in rate base, through base rates or the CECA mechanism, depending on which provides more timely recovery. On September 6, 2023 the IURC issued an order approving the CPCN. The Posey Solar project is expected to be placed in service in 2025.
On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing was held on November 1, 2022. On January 11, 2023, the IURC issued an order approving the settlement agreement authorizing Indiana Electric to purchase and acquire the Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project, approved the proposed levelized rate and associated ratemaking and accounting treatment. Due to inflationary pressures, the developer disclosed that costs have exceeded the agreed upon levels in the BTA. Once pricing is updated and parties determine whether to continue with the project, Indiana Electric may have to refile for approval of the project with the IURC, which could delay the in-service date from 2025 to 2026.

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility with installed capacity of 200 MWs through a BTA, consistent with its 2019/2020 IRP that calls for up to 300 MWs of wind generation. Indiana Electric has requested recovery of the wind facility via the CECA mechanism, which is expected to be placed in service by the end of 2026. On June 6, 2023 the IURC issued an order approving the CPCN, and thereby authorizing Indiana Electric to purchase the wind generating facility. However, as of the date of the filing of this Form 10-Q, Indiana Electric has not entered into any definitive agreement relating to this wind energy generating facility, and it is not certain that a definitive agreement will be entered into at all.

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

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine. The unit returned to service in March 2023. In testimony filed September 13, 2023, the OUCC and an intervenor that represents industrial customers filed testimony with the IURC alleging that Indiana Electric did not act prudently which led to the unplanned outage and recommended disallowances between $21 million to $27 million. On October 23, 2023, Indiana Electric filed rebuttal testimony with the IURC. Indiana Electric expects a decision from the IURC in the first half of 2024.

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

Houston Electric expects construction to be substantially complete by the end of 2023 and the transmission line is expected to be energized shortly after the generation facility is complete.

Kilgore Transmission Project (CenterPoint Energy and Houston Electric)

On August 30, 2023, Houston Electric filed a CCN application with the PUCT for approval to build a 138 kV double circuit transmission line in Chambers County, Texas that will loop the existing 138 kV Chevron to Langston circuit number 86 on Houston Electric’s transmission system to Houston Electric’s planned Kilgore substation. The actual capital costs of the project, including the transmission line and the planned Kilgore substation, will depend on actual land acquisition costs, construction costs, and other factors and have been estimated to be $60 million to $99 million. A decision on the approval of the project in the PUCT proceeding is expected in the first quarter of 2024.

Texas Legislation (CenterPoint Energy, Houston Electric and CERC)

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

On June 28, 2023, CERC submitted its first innovation plan to the MPUC; the five-year plan includes 18 pilot projects and seven smaller research-and-development projects. These projects will deploy and evaluate a broad array of innovative resources including made-in-Minnesota alternative gases such as renewable natural gas and green hydrogen as well as pioneering technologies such as a networked geothermal district energy system and end-use carbon capture. The proposed plan requires approval from the MPUC through a review process that is expected to take about one year. The MPUC requested comments by September 15, 2023 if parties believe that the filing is incomplete based on the reporting requirements or if parties do not believe that that the MPUC’s standard informal proceeding process is appropriate. No parties filed comments regarding completeness or raising concerns that the MPUC’s standard informal procedural process is inappropriate. The initial comment period closes November 3, 2023, reply comments are due January 12, 2024 and supplemental comments are due February 2, 2024; the MPUC indicated that unless warranted by comments received by September 15, 2023, it does not intend to hear this matter before the completion of the entire comment period.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects have been impacted by delays and/or increased costs. The delays and inflationary cost pressures communicated from the developers of our solar projects have been primarily due to (i) unavailability of solar panels and other uncertainties related to a DOC investigation on anti-dumping and countervailing duties petition filed by a domestic solar manufacturer, (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China's Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On December 2, 2022, the DOC issued its preliminary determination, finding four of the eight companies being investigated are attempting to bypass U.S. duties. On August 18, 2023, the DOC announced its final determination and found that five of the eight companies investigated are attempting to bypass U.S. duties by doing minor processing in one of the Southeast Asian countries before shipment to the United States. Pursuant to President Biden’s executive order issued in June 2022, duties will not be collected on any solar module and cell imports from these Southeast Asian countries until June 2024, as long as the imports are consumed in the U.S. market within six months of the termination of the executive order. The executive order could be subject to legal and legislative challenges and its effects remain uncertain. The resolution of these issues will determine what additional costs or delays our solar projects will be subject to. These impacts have resulted in cost increases for certain projects, and may result in cost increases in other projects, and such impacts have resulted in, or are expected to result in, the need for us to seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors” in the Registrants’ 2022 Form 10-K.

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

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TCOS	44	August 2023	October 2023	October 2023	Based on net change in invested capital of $405 million for the period February 1, 2023 through June 30, 2023. Notice of Approval issued October 6, 2023.
EECRF (1)	16	June 2023	TBD	TBD
The requested $53 million is comprised primarily of the following: 2024 program costs of $38 million; a credit of $2 million related to the over-recovery of 2022 program costs; the 2022 earned bonus of $16 million and 2024 projected evaluation, measurement and verification costs of $1 million.

DCRF	70	April 2023	September 2023	September 2023
The net change in distribution invested capital since its last base rate proceeding of approximately $1.9 billion for the period January 1, 2019 through December 31, 2022 for a revenue increase of $85 million, adjusted for load growth. On July 14, 2023 a settlement was filed that results in a revenue increase of $70 million adjusted for load growth. Order approving the rates included in the settlement was issued September 14, 2023.

TEEEF (1)	149	April 2023	TBD	TBD
A total Rider TEEEF revenue requirement of $188 million for cost incurred through December 31, 2022. The revenue change between the rates resulting from the 2022 TEEEF and this application is $149 million. Interim rates effective September 1, 2023. Settlement in principle announced and motion to abate filed October 12, 2023.

TCOS	40	March 2023	May 2023	May 2023	Based on net change in invested capital of $367 million for the period August 1, 2022 through January 31, 2023.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
DCRF	117	April 2022	April 2023	April 2023	Original filing included both capital that has traditionally been recovered under DCRF and TEEEF capital; the filing was separated into traditional DCRF and TEEEF in June 2022. The traditional DCRF portion revenue requirement of $78 million was approved and was implemented September 1, 2022. A final order was issued on April 5, 2023 approving a TEEEF revenue requirement of $39 million with rates effective April 15, 2023. On April 28, 2023 and May 1, 2023 certain intervenors filed motions for rehearing of the PUCT’s April 5, 2023 order. On May 25, 2023 the PUCT issued its order on rehearing which clarified some of the findings, but did not change the approval of TEEEF cost recovery. On June 19, 2023 certain intervenors filed motions for rehearing of the May 25, 2023 order on rehearing. The PUCT denied the motions for rehearing in an order issued on August 3, 2023. See Note 6 to the Interim Condensed Financial Statements for further information.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	60	March 2023	June 2023	June 2023	Based on net change in invested capital for calendar year 2022 of $390 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive (1)	8	May 2023	September 2023	October 2023	CIP Financial Incentive based on 2022 CIP program activity.
CenterPoint Energy and CERC - Mississippi
RRA (1)	7	May 2023	October 2023	October 2023
Based ROE of 10.098% with 100 basis point (+/-) earnings band. Revenue increase of approximately $8 million based on 2022 test year adjusted earned ROE of 5.66%. Interim increase of approximately $1 million implemented May 31, 2023. Settled increase of approximately $7 million approved and implemented October 3, 2023. Order authorized recovery of regulatory assets due to COVID-19 in the amount of $0.3 million over the 2024 calendar year.

CenterPoint Energy and CERC - Louisiana (LPSC)
RSP(1)	6	September 2022	May 2023	April 2023
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

RSP	10	September 2023	TBD	TBD	Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $5 million based on a test year ended June 2023 and adjusted ROE of 5.08%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $5 million based on a test year ended June 2023 and adjusted ROE of 5.47%. The TCJA refund impact to North Louisiana and South Louisiana was $0.6 million and $0.4 million, respectively. Interim rates may be implemented on December 28, 2023, subject to refund.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	3	April 2023	July 2023	July 2023	Requested an increase of $33 million to rate base, which reflects approximately $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. Also included are unrecovered deferred Operations & Management expenses of $9 million. OUCC filed on June 2, 2023, recommending approval of the proposed CSIA rates and updated plan as filed, with non-cost recommendations. Rebuttal testimony filed June 16, 2023. A hearing was held June 28, 2023. The IURC issued an Order approving the CSIA on July 26, 2023.
CSIA	3	October 2023	TBD	TBD	Requested an increase of $31 million to rate base, which reflects approximately $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. OUCC files on December 8, 2023. Rebuttal testimony is due December 15, 2023. A hearing is scheduled for January 3, 2024.
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	9	April 2023	July 2023	July 2023
Requested an increase of $95 million to rate base, which reflects approximately $9 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $5 million annually. Also included are unrecovered deferred operations & management expenses of $20 million. OUCC filed on June 2, 2023, recommending approval of the proposed CSIA rates and updated plan as filed, with non-cost recommendations. Rebuttal testimony was filed on June 16, 2023. A hearing was held June 28, 2023. The IURC issued an Order approving the CSIA on July 26, 2023.

CSIA	9	October 2023	TBD	TBD	Requested an increase of $98 million to rate base, which reflects approximately $9 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. OUCC files on December 8, 2023. Rebuttal testimony is due December 15, 2023. A hearing is scheduled for January 3, 2024.
CenterPoint Energy and CERC - Ohio (PUCO)
DRR (1)	6	May 2023	September 2023	August 2023
Requested an increase of $46 million to rate base for investments made in 2022, which reflects a $6 million annual increase in current revenues. A change in (over)/under-recovery variance of $0.3 million annually is also included in rates. PUCO staff review and recommendation filed June 29, 2023, recommending approval as proposed. VEDO statement of issues resolved in case filed July 14, 2023. PUCO issued a Finding & Order approving the DRR August 23, 2023, and revised rates effective September 1, 2023.

CenterPoint Energy - Indiana Electric (IURC)
TDSIC	2	February 2023	June 2023	May 2023
Requested an increase of $31 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of ($1 million). OUCC filed on April 3, 2023, recommending approval of the proposed TDSIC rates and updated plan as filed. A hearing was held on May 3, 2023. On May 30, 2023, the IURC issued an order approving the TDSIC rates and updated plan as filed with rates effective June 1, 2023.

CECA	—	February 2023	June 2023	May 2023	Requested an increase of less than $1 million to rate base, which reflects an annual increase of less than $1 million in current revenues. The mechanism also includes a change in (over)/under-recovery variance of less than ($1 million). OUCC filed on March 31, 2023, recommending approval of the proposed CECA cost recovery with a reduction of approximately $0.3 million. Rebuttal testimony was filed on April 6, 2023. A hearing was held on May 3, 2023. On May 30, 2023, the IURC issued an order approving the CECA rates with a cost recovery reduction of approximately $0.3 million with rates effective June 6, 2023.
ECA (1)	1	May 2023	TBD	TBD
Requested an increase of $51 million to rate base, which reflects a $1 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million. OUCC filed on July 7, 2023, recommending disallowance of up to $5.35 million in costs. Indiana Electric filed a rebuttal on July 14, 2023. Indiana Electric filed a Petition on August 16, 2023, to reopen record and file supplemental testimony. Indiana Electric filed supplemental testimony on August 31, 2023. OUCC filed supplemental testimony on September 21, 2023. Indiana Electric filed rebuttal supplemental testimony on September 28, 2023. A hearing is scheduled for October 24, 2023.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
DSMA (1)	16	July 2023	TBD	TBD
The requested $45 million is comprised primarily of the following: 2024 program costs of $11 million and $26 million of lost revenue, $3 million related to the over-recovery of 2022 program costs and $11 million under-recovery related to a prior period variance adjustment; the requested $45 million is an increase of $16 million compared to the prior DSMA. A settlement between Indiana Electric and the OUCC was reached concerning the $11 million under-recovery which resolves all issues related to the DSMA for January through December 2024 including the $11 million under-recovery. The settlement provides that the IURC should approve the DSMA and that Indiana Electric will arrange for educational training on demand side management offerings. A settlement hearing is scheduled for October 24, 2023.

TDSIC (1)	3	August 2023	TBD	TBD
Requested an increase of $27 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of ($0.2 million). OUCC filed on October 2, 2023 recommending approval of the proposed TDSIC rates. A hearing is scheduled for October 31, 2023.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Inflation Reduction Act (IRA)

On August 16, 2022, the IRA was signed into law. The new law extends or creates tax-related energy incentives for solar, wind and alternative clean energy sources, implements, subject to certain exceptions, a 1% tax on share repurchases after December 31, 2022, and implements a 15% corporate alternative minimum tax based on the AFSI of those corporations with an average AFSI of $1 billion over the most recent three-year period (i.e., the CAMT). The IRA did not have a material impact on the Registrants’ 2022 financial results and no material impact is expected for 2023 financial results. The Registrants may be currently subject to the CAMT, pending future guidance relating to comments requested in response to Notice 2023-64. If the Registrants are subject to the CAMT for 2023, the calculation of regular tax will exceed minimum tax for 2023; therefore, no minimum tax is expected to be paid. Further guidance on the tax provisions of the IRA is expected and the Registrants continue to evaluate the IRA provisions for the effect on their future financial results.

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the EPA exceeded its authority in promulgating the CPP. On May 11, 2023, the EPA announced proposed emission limits and guidelines for carbon dioxide from fossil fuel-fired power plants under Section 111 of the Clean Air Act which, if finalized, apply new GHG performance standards for those existing coal-fired units expected to continue operation beyond December 31, 2029. We are currently reviewing the proposal for applicability to existing and new gas-fired generating units, but would note that CenterPoint Energy does not currently have plans to operate any of its coal-fired units beyond December 2029.

The Biden administration recommitted the United States to the Paris Agreement, which can be expected to drive a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the U.S. commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its net zero emissions goals for both Scope 1 emissions and certain Scope 2 emissions by 2035 as well as a goal to reduce certain Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and, in addition, exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 emissions estimates are based on the total natural gas supply delivered to residential and commercial customers as reported in the U.S. Energy Information Administration (EIA) Form EIA-176 reports and do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain natural gas transmission facilities, and the EPA has proposed new regulations targeting reductions in methane emissions, which if implemented will increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than TEEEF, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives to eliminate natural gas use in buildings and focus on electrification. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

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

To address these developments, CenterPoint Energy announced its net zero emissions goals for both Scope 1 emissions and certain Scope 2 emissions by 2035. Indiana Electric’s 2019/2020 IRP identified a preferred portfolio that retires 730 MW of coal-fired generation facilities and replaces these resources with a mix of generating resources composed primarily of renewables, including solar, wind, and solar with storage, supported by dispatchable natural gas combustion turbines including a pipeline to serve such natural gas generation. Indiana Electric continues to execute on its 2019/2020 IRP and has received initial approvals for 756 MWs of the 700-1,000 MWs identified within Indiana Electric’s 2019/2020 IRP. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in clean energy investments and enablement, which may be used to support, among other things, renewable energy generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its net zero emissions goals support global efforts to reduce the impacts of climate change. Indiana Electric has conducted a new IRP, which was submitted to the IURC in May 2023, to identify an appropriate generation resource portfolio to satisfy the needs of its customers and comply with environmental regulations. The proposed preferred portfolio is the second evolution to the generation transition plan to move away from coal-fired generation to a more sustainable portfolio of resources. Indiana Electric plans to convert its last remaining coal unit to natural gas by 2027 and to add a significant amount of additional renewable resources through 2033.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of September 30, 2023. As of October 18, 2023, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of October 18, 2023
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$8	$550	5.50%	December 6, 2027
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2027
Houston Electric	300	—	—	—	—%	December 6, 2027
CERC	1,050	—	1	58	5.43%	December 6, 2027
Total	$4,000	$—	$9	$608

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

Temporary Investments

As of October 18, 2023, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of October 18, 2023:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	5.56%	$339	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of October 18, 2023, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of September 30, 2023, the impact on the borrowing costs under the three revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $253 million as of September 30, 2023. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on September 30, 2023, deferred taxes of approximately $705 million would have been payable in 2023. If all the ZENS-Related Securities had been sold on September 30, 2023, capital gains taxes of approximately $87 million would have been payable in 2023 based on 2023 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. The Registrants may continue to explore asset sales as a means to efficiently finance a portion of its increased capital expenditures in the future, subject to the considerations listed above. For further information, see Note 3 to the Interim Condensed Financial Statements.

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

Collection of Receivables from REPs (CenterPoint Energy and Houston Electric)

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity Houston Electric distributes to their customers. Before conducting business, a REP must register with the PUCT and must meet certain financial qualifications. Nevertheless, adverse economic conditions, weather events such as the February 2021 Winter Storm Event, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for Houston Electric’s services or could cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis, and any delay or default in payment by REPs could adversely affect Houston Electric’s cash flows. In the event of a REP default, Houston Electric’s tariff provides a number of remedies, including the option for Houston Electric to request that the PUCT suspend or revoke the certification of the REP. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. However, Houston Electric remains at risk for payments related to services provided prior to the shift to the replacement REP or the provider of last resort. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made against Houston Electric involving payments it had received from such REP. If a REP were to file for bankruptcy, Houston Electric may not be successful in recovering accrued receivables owed by such REP that are unpaid as of the date the REP filed for bankruptcy. However, PUCT regulations authorize utilities, such as Houston Electric, to defer bad debts resulting from defaults by REPs for recovery in future rate cases, subject to a review of reasonableness and necessity.

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

CenterPoint Energy and CERC completed their 2023 annual goodwill impairment test during the third quarter of 2023 and determined, based on an income approach or a weighted combination of income and market approaches, that no goodwill impairment charge was required for any reporting unit. The fair values of each reporting unit significantly exceeded the carrying value of the reporting unit as of the last annual test.

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses, and market information obtained through these exploratory activities is considered during the preparation of the financial statements to determine if an interim impairment test is required. The Registrants did not identify triggering events in connection with their preparation of the financial statements for the three and nine months ended September 30, 2023. See discussion below for goodwill attributable to disposed businesses, including assets held for sale.

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

As described further in Note 3 to the Interim Condensed Financial Statements, certain assets and liabilities of Energy Systems Group representing a business were disposed of on June 30, 2023. As a result of the held for sale criteria being met during the same period as the completion of the sale, goodwill attributable to Energy Systems Group of $134 million was reflected in the pre-tax loss on sale of $12 million based on the actual sale proceeds received at closing on June 30, 2023.

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

Accounting for Securitization of Generation Retirements

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

In connection with the securitization financing of qualified costs in the second quarter of 2023 associated with the retirement of SIGECO’s A.B. Brown coal generation facilities, CenterPoint Energy evaluated the VIE consisting of the SIGECO Securitization Subsidiary, a wholly-owned, bankruptcy-remote, special purpose entity, for possible consolidation, including review of qualitative factors such as the power to direct the activities of the VIE and the obligation to absorb losses of the VIE. CenterPoint Energy has the power to direct the significant activities of the VIE and is most closely associated with the VIE as compared to other interests held by the holders of the SIGECO Securitization Bonds. CenterPoint Energy is, therefore, considered the primary beneficiary and consolidated the VIE.

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the SIGECO Securitization Subsidiary solely to support servicing the SIGECO Securitization Bonds as of September 30, 2023 are reflected on CenterPoint Energy’s Consolidated Balance Sheet.

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

For further information, see Notes 1 and 6 to the Interim Condensed Financial Statements.

Other than the interim goodwill impairment review and securitization transaction discussed above, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2023, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2022 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2023, CenterPoint Energy had outstanding long-term debt, lease obligations and obligations under its ZENS that subject it to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $1.8 billion and $4.5 billion as of September 30, 2023 and December 31, 2022, respectively. If the floating interest rates were to increase by 100 basis points from September 30, 2023 rates, CenterPoint Energy’s combined interest expense would increase by approximately $18 million annually. In September 2023, SIGECO closed on the remarketing of two series of tax-exempt debt of approximately $38 million. For further information, see Note 11 to the Interim Condensed Financial Statements.

As of September 30, 2023 and December 31, 2022, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $16.6 billion and $12.5 billion, respectively, in principal amount and having a fair value of $14.6 billion and $11.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $670 million if interest rates were to decline by 10% from levels at September 30, 2023. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity. On an unconsolidated basis, CenterPoint Energy has no fixed-rate senior notes maturing in 2023; however, CERC has $57 million of fixed-rate senior notes maturing in 2023 that it expects to refinance at current rates.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $5 million as of September 30, 2023 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at September 30, 2023. Changes in the fair value of the derivative component, a $630 million recorded liability at September 30, 2023, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2023 levels, the fair value of the derivative component liability would decrease by $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the September 30, 2023 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Commodity Price Risk From Non-Trading Activities (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of September 30, 2023, the recorded fair value of non-trading energy derivative assets was $1 million and $1 million, respectively, for CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2023 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

IBEW 66 Negotiations

The collective bargaining agreement with IBEW 66 related to Houston Electric employees would have expired in May 2023, but Houston Electric and IBEW 66 agreed to renew the agreement on a monthly basis while active negotiations continued on a new collective bargaining agreement. On October 18, 2023, IBEW 66 members voted to ratify the new collective bargaining agreement with Houston Electric. The new collective bargaining agreement will expire in May 2026.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	x		x
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Third Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated February 21, 2017	1-31447	3.1	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
3.11	Statement of Resolution Establishing Series of Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated August 22, 2018	1-31447	3.1	x
3.12	Statement of Resolution Establishing Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 25, 2018	1-31447	3.1	x
3.13	Statement of Resolution Establishing Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc., filed with the Secretary of State of the State of Texas and effective May 7, 2020	CenterPoint Energy’s Form 8-K dated May 6, 2020	1-31447	3.1	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Indenture dated as of August 4, 2023, between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 8-K dated August 4, 2023	1-31447	4.1	x
4.3	Indenture dated as of May 19, 2003, between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association (successor to JPMorgan Chase Bank, National Association (formerly JPMorgan Chase Bank)), as trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	x
†4.4	Supplemental Indenture No. 14, dated as of August 10, 2023, to Exhibit 4.3				x
4.5	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and The Bank of New York Mellon Trust Company, National Association (successor in trust to JPMorgan Chase Bank)	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2002	1-31447	4(j)(1)		x
4.6	Ninth Supplemental Indenture, dated as of November 12, 2002, to Exhibit 4.5	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(k)(10)		x
4.7	Twentieth Supplemental Indenture, dated as of December 9, 2008, to Exhibit 4.5	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2		x
4.8	Thirty-Fourth Supplemental Indenture, dated as of September 18, 2023, to Exhibit 4.5	Houston Electric’s Form 8-K dated September 13, 2023	1-3187	4.4		x
†4.9	Officer’s Certificate, dated as of September 18, 2023					x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†10.1	Third Amendment effective October 1, 2023 to CenterPoint Energy 2005 Deferred Compensation Plan				x
†10.2	Third Amendment effective October 1, 2023 to CenterPoint Energy Benefit Restoration Plan				x
†10.3	Fourth Amendment effective October 1, 2023 to CenterPoint Energy Savings Restoration Plan				x
†10.4	Third Amendment dated July 24, 2023 to CenterPoint Energy Savings Plan				x
10.5	Form of Award Agreement for Performance Share Units for Officer and Director Employees	CenterPoint Energy’s Form 8-K dated September 27, 2023	1-31447	10.1	x
10.6	Form of Award Agreement for Restricted Stock Units for Officer and Director Employees	CenterPoint Energy’s Form 8-K dated September 27, 2023	1-31447	10.2	x
10.7	First Amendment to Second Amended and Restated Credit Agreement, dated as of July 26, 2023	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2023	1-31447	10.1	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of David J. Lesar				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of David J. Lesar				x
†32.1.2	Section 1350 Certification of Jason P. Wells					x
†32.1.3	Section 1350 Certification of Jason P. Wells						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Date: October 26, 2023