Form 10-K
period 2023-12-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2024-02-20
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

CenterPoint Energy, Inc.	☐
CenterPoint Energy Houston Electric, LLC	☐
CenterPoint Energy Resources Corp.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No ☑
CenterPoint Energy Resources Corp.	Yes	☐	No ☑

The aggregate market values of the voting stock held by non-affiliates of the Registrants as of June 30, 2023 are as follows:

CenterPoint Energy, Inc. (using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to Securities Exchange Act of 1934 and excluding shares held by directors and executive officers)	$18,251,183,835
CenterPoint Energy Houston Electric, LLC	None
CenterPoint Energy Resources Corp.	None

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of  February 12, 2024:

CenterPoint Energy, Inc.	631,594,706	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2024 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

i

GLOSSARY
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AGC	Alcoa Generating Corporation, a subsidiary of Alcoa, Inc.
AI	Artificial intelligence
AMAs	Asset Management Agreements
AMS	Advanced Metering System
Arevon	Arevon Energy, Inc., which was formed through the combination of Capital Dynamics, Inc.’s U.S. Clean Energy Infrastructure business unit and Arevon Asset Management
ARO	Asset retirement obligation
AROK Asset Purchase Agreement	Asset Purchase Agreement, dated as of April 29, 2021, by and between CERC Corp. and Southern Col Midco, LLC, a Delaware limited liability company and an affiliate of Summit Utilities, Inc.
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T	AT&T Inc.
AT&T Common	AT&T common stock
ATM Forward Purchasers
Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, MUFG Securities EMEA plc and Royal Bank of Canada

ATM Forward Sellers
BofA Securities, Inc. Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC

ATM Managers
BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC

Bcf	Billion cubic feet
Board	CenterPoint Energy’s Board of Directors
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
CAMT	Corporate Alternative Minimum Tax
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp. until its divestiture on June 1, 2020
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CNG	Compressed natural gas
Code	The Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Compensation Committee	Compensation Committee of the Board

GLOSSARY
Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of public convenience and necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DE&I Council	Diversity, Equity and Inclusion Council
DOC	U.S. Department of Commerce
DOT	U.S. Department of Transportation
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
Dth	Dekatherms
ECA	Environmental Cost Adjustment
EDF Renewables	EDF Renewables Development, Inc.
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
EIA	U.S. Energy Information Administration
Elk GP Merger Sub	Elk GP Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Elk Merger Sub	Elk Merger Sub LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Energy Transfer
Enable	Enable Midstream Partners, LP
Enable Common Units	Enable common units, representing limited partnership interests in Enable
Enable GP	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable
Enable Merger	The merger of Elk Merger Sub with and into Enable and the merger of Elk GP Merger Sub with and into Enable GP, in each case on the terms and subject to the conditions set forth in the Enable Merger Agreement, with Enable and Enable GP surviving as wholly-owned subsidiaries of Energy Transfer, which closed on December 2, 2021
Enable Merger Agreement
Agreement and Plan of Merger by and among Energy Transfer, Elk Merger Sub, Elk GP Merger Sub, Enable, Enable GP and, solely for the purposes of Section 2.1(a)(i) therein, Energy Transfer GP, and solely for the purposes of Section 1.1(b)(i) therein, CenterPoint Energy

Enable Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Enable
Energy Services	Offered competitive variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities through CES and CEIP
Energy Services Disposal Group	Substantially all of the businesses within CenterPoint Energy’s and CERC’s Energy Services reporting unit that were sold under the Equity Purchase Agreement
Energy Systems Group	Energy Systems Group, LLC, a wholly-owned subsidiary of Vectren
Energy Transfer	Energy Transfer LP, a Delaware limited partnership
Energy Transfer Common Units	Energy Transfer common units, representing limited partner interests in Energy Transfer
Energy Transfer GP	LE GP, LLC, a Delaware limited liability company and sole general partner of Energy Transfer
Energy Transfer Series G Preferred Units	Energy Transfer Series G Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Units, representing limited partner interests in Energy Transfer
EPA	Environmental Protection Agency
Equity Distribution Agreement	Equity Distribution Agreement, dated as of January 10, 2024, by and between CenterPoint Energy, the ATM Managers, the ATM Forward Purchasers and the ATM Forward Sellers
Equity Purchase Agreement	Equity Purchase Agreement, dated as of May 21, 2023, by and between Vectren Energy Services and ESG Holdings Group

GLOSSARY
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERISA	Employee Retirement Income Security Act of 1974
ERG	Employee Resource Group
ERO	Electric Reliability Organization
ESG Holdings Group	ESG Holdings Group, LLC a Delaware limited liability company, and an affiliate of Oaktree Capital Management
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
February 2021 Winter Storm Event
The extreme and unprecedented winter weather event in February 2021 (also known as Winter Storm Uri) resulting in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.

FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K
FPA	Federal Power Act
General Mortgage	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee, as supplemented
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
HLPSA	Hazardous Liquid Pipeline Safety Act of 1979
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
HVAC	Heating, ventilation and air conditioning
IBEW	International Brotherhood of Electrical Workers
ICPA	Inter-Company Power Agreement
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of CERC Corp.
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	Indiana Electric, Indiana North and Indiana South, collectively
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LAMS Asset Purchase Agreement	Asset Purchase Agreement, dated as of February 19, 2024, by and among CERC Corp. and the LAMS Buyers
LAMS Buyers
Delta Utilities No. LA, LLC, a Delaware limited liability company, Delta Utilities S. LA, LLC, a Delaware limited liability company, Delta Utilities MS, LLC, a Delaware limited liability company, and Delta Shared Services Co., LLC, a Delaware limited liability company

LDC	Local Distribution Company
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
Load Shed	Curtailing the amount of electricity a TDU can transmit and distribute to its customers
LPSC	Louisiana Public Service Commission
LTIPs	Long-term incentive plans
MCRA	MISO Cost and Revenue Adjustment

GLOSSARY
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc., which closed on the Merger Date
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Date	February 1, 2019
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MES	CenterPoint Energy Mobile Energy Solutions, Inc. (now known as Mobile Energy Solutions, Inc.), previously a wholly-owned subsidiary of CERC Corp.
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
MPSC	Mississippi Public Service Corporation
Mva	Megavolt amperes
MW	Megawatts
Natural Gas	Natural gas distribution businesses
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NGPSA	Natural Gas Pipeline Safety Act of 1968
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OPEIU	Office & Professional Employees International Union
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
OVEC	Ohio Valley Electric Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020
PPA	Power purchase agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
v

GLOSSARY
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and VEDO from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds issued by the Bond Companies and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
Series A Preferred Stock
CenterPoint Energy’s previously outstanding Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share

Series B Preferred Stock	CenterPoint Energy’s previously outstanding 7.00% Series B Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
Series C Preferred Stock	CenterPoint Energy’s previously outstanding Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SIGECO Securitization Bonds	SIGECO Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds
SIGECO Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
SOFR	Secured Overnight Financing Rate
S&P	S&P Global Ratings, a division of S&P Global Inc.
SRC	Sales Reconciliation Component
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under Section 39.918 of the Public Utility Regulatory Act, also referred to as mobile generation
Texas RE	Texas Reliability Entity
Topic 326	Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
TSA	Transportation Security Administration
USW	United Steelworkers Union
UWUA	Utility Workers Union of America
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of the Merger Date, and, after the Restructuring, is held indirectly by CenterPoint Energy through Vectren Affiliated Utilities, Inc.
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VEDO	Vectren Energy Delivery of Ohio, LLC, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. to a limited liability company on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets.
VRP	Voluntary Remediation Program

GLOSSARY
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada.
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of December 31, 2023 and December 31, 2022, consisted of AT&T Common, Charter Common and WBD Common
2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022
2022 Annuity Lift-Out	The irrevocable group annuity contract purchased in December 2022 from an insurance company to transfer $138 million of CenterPoint Energy’s pension plan’s outstanding benefit obligation

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

Some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements are described under “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” and “ — Liquidity and Capital Resources — Other Matters — Other Factors That Could Affect Cash Requirements” in Item 7 of Part II of this report, which discussions are incorporated herein by reference.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Registrants undertake no obligation to update or revise any forward-looking statements.

SUMMARY OF RISK FACTORS

An investment in CenterPoint Energy’s securities involves a significant degree of risk. Below is a summary of certain risk factors to consider in evaluating CenterPoint Energy as well as its Common Stock. However, this list is not exhaustive. Before investing in CenterPoint Energy, carefully consider the risk factors discussed or referenced below and in Item 1A. “Risk Factors” of this combined report on Form 10-K. If any of the risks discussed below and in Item 1A. “Risk Factors” were actually to occur, CenterPoint Energy’s, Houston Electric’s and CERC’s business, financial condition, results of operations or cash flows could be adversely affected. In that case, CenterPoint Energy might not be able to pay dividends on its Common Stock, or the trading price of its Common Stock could decline.

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
•Indiana Electric’s execution of its generation transition plan, including its IRP, is subject to various risks, including timely recovery of capital investments and increased costs and risks related to the timing and cost of development and/or construction of new generation facilities.
•The occurrence of extreme weather events, including winter storms and record hot temperatures, or other causes could lead to additional reforms to the Texas electric market, some measure of which, if implemented, could have an adverse impact on Houston Electric.
•Houston Electric’s use of TEEEF is subject to various risks, including failure to obtain and deploy sufficient TEEEF resources, potential performance issues and allegations about Houston Electric’s deployment of the resources (including the planning, execution and effectiveness of the same), regulatory and environmental requirements, and timely recovery of capital.

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

Risk Factors Affecting Financial, Economic and Market Risks

•Disruptions to the global supply chain may lead to higher prices for goods and services and impact our operations, which could have an adverse impact on our ability to execute our capital plan and on our financial condition, results of operations and cash flows.
•CenterPoint Energy is a holding company that derives all of its operating income from, and holds substantially all of its assets through, its subsidiaries. As a result, CenterPoint Energy depends on the performance of and distributions from its subsidiaries to meet its payment obligations and to pay dividends on its common stock, and provisions of applicable law or contractual restrictions could limit the amount of those distributions.
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

OUR BUSINESS

Overview

CenterPoint Energy is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission, distribution and generation facilities and natural gas distribution facilities.

As of December 31, 2023, CenterPoint Energy’s indirect, wholly-owned subsidiaries include:

•Houston Electric, which provides electric transmission service to transmission service customers in the ERCOT region and distribution service to REPs serving the Texas gulf coast area that includes the city of Houston. Bond Companies are wholly-owned, bankruptcy remote entities formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds.

•CERC Corp., which (i) directly owns and operates natural gas distribution systems in Louisiana, Minnesota, Mississippi and Texas, (ii) indirectly, through Indiana Gas and VEDO, owns and operates natural gas distribution systems in Indiana and Ohio, respectively, and (iii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

•SIGECO, which provides energy delivery services to electric and natural gas customers located in and near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.

As of December 31, 2023, CenterPoint Energy’s reportable segments were Electric, Natural Gas and Corporate and Other. Houston Electric and CERC each consist of one reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 17. For a discussion of net income by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Reportable Segment” in Item 7 of Part II of this report.

Discontinued Operations. From time to time, we consider the acquisition or the disposition of assets or businesses. For a discussion of discontinued operations and divestitures, see Note 4 to the consolidated financial statements.

Subsequent Events. On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

The Registrants’ principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, we make available free of charge on our Internet website:

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

Bond Companies

Houston Electric has special purpose subsidiaries consisting of the Bond Companies, which it consolidates. These consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds, and conducting activities incidental thereto. The Securitization Bonds issued by Bond Company IV are repaid through charges imposed on customers in Houston Electric’s service territory. On August 15, 2022, Restoration Bond Company repaid in full its last outstanding system restoration bonds at maturity. For further discussion of the Securitization Bonds issued by Bond Company IV and the outstanding balances as of December 31, 2023 and 2022, see Note 13 to the consolidated financial statements.

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

The table below reflects the number of REPs and metered customers in Houston Electric’s service area as of December 31, 2023:

	REPs	Residential	Commercial/ Industrial	Total Customers
Texas gulf coast	65	2,455,309	308,226	2,763,535

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

Indiana Electric (CenterPoint Energy)

Indiana Electric consists of SIGECO’s electric transmission and distribution services, including its power generating and wholesale power operations. As of December 31, 2023, Indiana Electric supplied electric service to the following:

	Residential	Commercial/Industrial	Total Customers
Southwestern Indiana	133,201	19,292	152,493

System Load

Total load and the related reserve margin at the time of the system summer peak on August 25, 2023, is presented below in MW, except for reserve margin at peak.

2023
Total load at peak	1,020

Generating capability	1,205
Purchase supply (effective capacity) (1)	659
Interruptible contracts & direct load control	4
Total power supply capacity	1,868
Reserve margin at peak	83%

(1)Indiana Electric procured bi-lateral capacity contracts starting in the 2023-2024 MISO planning year to support the generation transition. These contracts were procured before MISO moved to a seasonal construct, which allowed several generating units to receive accreditation in the summer season that would not have received any accreditation under MISO's previous annual construct. This resulted in a reserve margin that is higher than normal in the summer, but was limited to the summer season.

The winter peak load for the 2022-2023 season of approximately 785 MW occurred on December 23, 2022.

Solar

Indiana Electric has entered into various PPAs to purchase solar power to meet its future generation needs as reported in the table below.

PPA with	Location	Expected Date in Service	Capacity (MW)	Term (in Years)
Clenera	Warrick County, Indiana	2025	100	25
Oriden	Vermillion County, Indiana	2025	185	15
Origis	Knox County, Indiana	2025	150	20
			435

For further information about Indiana Electric’s solar power activities, see “Item 2. Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.
Coal Purchases

Coal for coal-fired generating stations has been supplied from operators of nearby coal mines as there are substantial coal reserves in the southern Indiana area. Major suppliers are those that account for greater than 10% of Indiana Electric’s coal purchases. For the year ended December 31, 2023, Sunrise LLC accounted for 98% of Indiana Electric’s coal purchases, with the remaining 2% being purchased from other suppliers.

The table below presents information related to coal purchases during the year ended December 31, 2023 and coal inventory as of December 31, 2023.

(In tons, except average cost per ton)
Coal purchased for generating electricity	1,945,593
Coal inventory as of December 31, 2023	345,784
Average cost of coal per ton	$55.26

Firm Purchase Supply

Indiana Electric enters into long-term purchase supply agreements to meet its generation needs as disclosed below:

Fuel Type	Provider	Location	Contract Expiration	Capacity (MW)	Purchased in 2023 (in GWh)
Coal	OVEC (1)	Indiana and Ohio	n/a	32	186
Wind	Benton County Wind Farm, LLC	Benton County, Indiana	2028	30	76
Wind	Fowler Ridge II Wind Farm, LLC	Benton/Tippecanoe Counties, Indiana	2029	50	116
				112	378

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

MISO related activity for the year ended December 31, 2023 was as follows:

In GWh
Net purchases (1)	397
Net sales (2)	510

(1)Represents volume intervals when purchases from the MISO were in excess of generation sold to the MISO.
(2)Represents volume intervals when sales to the MISO were in excess of purchases from the MISO.

Interconnections

As of December 31, 2023, Indiana Electric had interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc. and Big Rivers Electric Corporation providing the ability to simultaneously interchange approximately 645 MW during peak load periods. Indiana Electric, as required as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets to the MISO. Indiana Electric, in conjunction with the MISO, must operate the bulk electric transmission system in accordance with NERC Reliability Standards. As a result, interchange capability varies based on regional transmission system configuration, generation dispatch, seasonal facility ratings and other factors. Indiana Electric is in compliance with reliability standards promulgated by NERC.

SIGECO Securitization Subsidiary

SIGECO has a special purpose subsidiary, SIGECO Securitization Subsidiary, which it consolidates. This consolidated special purpose subsidiary is a wholly-owned, bankruptcy remote entity that was formed solely for the purpose of facilitating the securitization financing of qualified costs in the second quarter of 2023 associated with the completed retirement of SIGECO’s A.B. Brown coal generation facilities through the issuance of SIGECO Securitization Bonds. The obligations of the SIGECO Securitization Bonds are repaid through charges imposed on customers in Indiana Electric’s service territory. For further discussion of the SIGECO Securitization Bonds and the outstanding balance as of December 31, 2023, see Note 13 to the consolidated financial statements.

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

Natural Gas (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas engage in regulated intrastate natural gas sales to, and natural gas transportation and storage for, residential, commercial, industrial and transportation customers. CenterPoint Energy’s and CERC’s Natural Gas provide permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. CenterPoint Energy’s and CERC’s Natural Gas also provided services in Minnesota consisting of residential appliance repair and maintenance services along with HVAC equipment sales and home repair protection plans to natural gas customers in Indiana, Mississippi, Ohio and Texas through a third party as of December 31, 2023.

For information regarding the properties of the Natural Gas reportable segment, please read “Properties — Natural Gas (CenterPoint Energy and CERC)” in Item 2 of this report, which information is incorporated herein by reference.

On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

Customers

The table below reflects the number of CenterPoint Energy’s and CERC’s Natural Gas customers by state as of December 31, 2023:

	Residential	Commercial/ Industrial/Transportation	Total Customers
Indiana (Indiana Gas)	597,315	55,171	652,486
Louisiana	230,833	16,204	247,037
Minnesota	848,909	72,634	921,543
Mississippi	122,306	13,140	135,446
Ohio	308,622	24,543	333,165
Texas	1,797,403	111,543	1,908,946
Total CERC Natural Gas	3,905,388	293,235	4,198,623
Indiana (SIGECO)	104,725	10,606	115,331
Total CenterPoint Energy Natural Gas	4,010,113	303,841	4,313,954

The largest metropolitan areas served in each state were Houston, Texas; Minneapolis, Minnesota; Shreveport, Louisiana; Biloxi, Mississippi; Evansville, Indiana; and Dayton, Ohio.

The table below reflects the percentage of total throughput by customer type for the year ended December 31, 2023.

	CenterPoint Energy	CERC
Residential	32%	33%
Commercial/Industrial and Transportation	68%	67%
Total Throughput	100%	100%

Seasonality

The demand for natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal and affected by variations in weather conditions. In 2023, approximately 65% and 66%, respectively, of CenterPoint Energy’s and CERC’s Natural Gas total throughput occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Supply and Transportation

In 2023, CenterPoint Energy’s Natural Gas purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to three-year terms. Major suppliers are those that account for greater than 10% of CenterPoint Energy’s or CERC’s annual natural gas supply purchases.

Major suppliers of natural gas for the year ended December 31, 2023 were as follows:

	CenterPoint Energy	CERC
Tenaska Marketing Ventures, LLC	39%	44%
Macquarie Energy, LLC	15%	19%
Koch Energy Services, LLC	8%	10%
Total of major suppliers	62%	73%

Numerous other suppliers provided the remainder of CenterPoint Energy’s and CERC’s natural gas supply requirements.

CenterPoint Energy’s and CERC’s Natural Gas transports their natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one to ten years. CenterPoint Energy’s and CERC’s Natural Gas anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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
CenterPoint Energy’s and CERC’s Natural Gas businesses continue to utilize AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas. CenterPoint Energy’s and CERC’s Natural Gas may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. The AMAs have varying terms, the longest of which expires in 2029. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. For amounts outstanding under these AMAs, see Note 13 to the consolidated financial statements.

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

Corporate and Other (CenterPoint Energy)

CenterPoint Energy’s Corporate and Other consists of corporate support operations that support CenterPoint Energy’s business operations and also includes office buildings and other real estate used for business operations. CenterPoint Energy’s Corporate and Other also consisted of energy performance contracting and sustainable infrastructure services by Energy Systems Group through June 30, 2023, the date of the sale of Energy Systems Group.

REGULATION

The Registrants are subject to regulation by various federal, state and local governmental agencies, including the regulations described below. The following discussion is based on regulation in the Registrants’ businesses as of December 31, 2023.

Federal Energy Regulatory Commission

FERC has jurisdiction under the NGA and the NGPA, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. FERC also regulates the transmission and wholesale sales of electricity in interstate commerce, mergers, acquisitions and corporate transactions by electricity companies, energy markets, reliability standards and the issuance of short-term debt by public utilities regulated by FERC. FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions, to conduct audits and investigations, and to impose significant civil penalties (up to approximately $1.6 million per day per violation, subject to periodic adjustment to account for inflation) for statutory violations and violations of the FERC’s rules or orders.

Indiana Electric is a “public utility” under the FPA and is subject to regulation by FERC. Houston Electric is not a “public utility” under the FPA and, therefore, is not generally regulated by FERC, although certain of its transactions are subject to limited FERC jurisdiction. FERC has certain responsibilities with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT. FERC has designated NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The ERO and FERC have authority to (a) impose fines and other sanctions on applicable entities that fail to comply with approved standards and (b) audit compliance with approved standards. FERC has approved the delegation by NERC of authority for reliability in ERCOT to the Texas RE and in MISO to ReliabilityFirst Corporation. Neither Houston Electric nor Indiana Electric anticipate that the reliability standards proposed by NERC and approved by FERC will have a material adverse impact on their operations. To the extent that Houston Electric and Indiana Electric are required to make additional expenditures to comply with these standards, it is anticipated that Houston Electric and Indiana Electric will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT and the MISO, respectively, for electric transmission provided.

As a public utility holding company, under the Public Utility Holding Company Act of 2005, CenterPoint Energy and its consolidated subsidiaries are subject to reporting and accounting requirements and are required to maintain certain books and records and make them available for review by FERC and state regulatory authorities in certain circumstances.

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

State and Local Regulation – Electric Transmission & Distribution (CenterPoint Energy and Houston Electric)

Houston Electric is a member of ERCOT, which serves as the independent system operator and regional reliability coordinator for member electric power systems in most of Texas. The ERCOT market represents approximately 90% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market operates under the reliability standards developed by NERC, approved by FERC and monitored and enforced by the Texas RE. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid.

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

Houston Electric conducts its operations pursuant to a CCN issued by the PUCT that covers its present service area and facilities. The PUCT and certain municipalities have the authority to set the rates and terms of service provided by Houston Electric under cost-of-service rate regulation. Houston Electric holds non-exclusive franchises from certain incorporated municipalities in its service territory. In exchange for payment of fees, these franchises give Houston Electric the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain its transmission and distribution system and to use that system to conduct its electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 30 to 40 years.

In ERCOT, end users purchase their electricity directly from certificated REPs. Houston Electric’s distribution rates charged to REPs for residential and small commercial customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of large commercial and industrial customers are primarily based on peak demand. All REPs in Houston Electric’s service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge may include the transmission and distribution rate (which includes municipal franchise fees), a DCRF mechanism for recovery of incremental distribution-invested capital above that which is already reflected in the base distribution rate, a TEEEF mechanism for recovery of costs associated with leasing and operating TEEEF, a TCRF mechanism for recovery of approved wholesale transmission cost changes billed by a transmission service provider, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an EECRF charge, and charges associated with securitization of regulatory assets, stranded costs and restoration costs. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay Houston Electric the same rates and other charges for transmission services.

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

Department of Transportation (CenterPoint Energy and CERC)
CenterPoint Energy and CERC are subject to regulation by PHMSA under the NGPSA and the HLPSA. The NGPSA delegated to PHMSA through DOT the authority to regulate gas pipelines. The HLPSA delegated to PHMSA through DOT the authority to develop, prescribe and enforce federal safety standards for the transportation of hazardous liquids by pipeline. Every four years PHMSA is up for reauthorization by Congress and with that reauthorization comes changes to the legislative requirements that Congress sets forth for the oversight of natural gas and hazardous liquid pipelines. In 2020, the PIPES Act was enacted. The PIPES Act reauthorized PHMSA through 2023 and imposed a few new mandates on the agency. The law establishes a PHMSA technology pilot, authorizes a new idled pipe operating status and contains process protections for operators during PHMSA enforcement proceedings. Section 114 of the PIPES Act is a self-mandating rule for natural gas pipeline operations like CERC’s that focuses on processes and procedures to eliminate or reduce emissions during normal operations. Further, Section 113 of the PIPES Act directed PHMSA to develop regulations to require natural gas pipeline operators to implement leak detection and repair programs, as well as requirements for mitigating emissions in operations. A proposed rule was published on May 18, 2023. Additional sections of the PIPES Act directed PHMSA to develop regulations requiring natural gas distribution operators to identify and address specific risks associated with piping materials with known issues. Over-pressurization, extreme weather and geohazards require certain actions associated with emergency response and require operators to identify and maintain certain records associated with system operating characteristics and controls. A proposed rule was published on September 7, 2023. The PIPES Act of 2023 was approved by the House Transportation and Infrastructure Committee on December 6, 2023 to reauthorize PHMSA’s safety programs for the next four years.

In January 2021, PHMSA published a final rule amending the federal Pipeline Safety Regulations to ease regulatory burdens on the construction, operation, and maintenance of gas transmission, distribution, and gathering systems.

CenterPoint Energy and CERC anticipate that compliance with PHMSA’s regulations, performance of the remediation activities by CenterPoint Energy’s and CERC’s Natural Gas and intrastate pipelines, and verification of records on maximum allowable operating pressure will continue to require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with the DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs incurred. Implementation by PHMSA of the PIPES Act, in particular Section 113, acts reauthorizing PHMSA or other future acts may result in other regulations or the reinterpretation of existing regulations that could impact compliance costs. In addition, CenterPoint Energy and CERC may be subject to the DOT’s enforcement actions and penalties if they fail to comply with pipeline regulations.

ENVIRONMENTAL MATTERS

The following discussion is based on environmental matters in the Registrants’ businesses as of December 31, 2023. The Registrants’ operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric transmission and distribution systems, steam electric and renewable generation systems and the facilities that support these systems, the Registrants must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact the Registrants’ business activities in many ways, including, but not limited to:

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

Global Climate Change

There is increasing attention being paid in the United States and worldwide to the issue of climate change. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG on the state, federal, or international level. On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the EPA exceeded its authority in promulgating the CPP. On May 11, 2023, the EPA announced proposed emission limits and guidelines for carbon dioxide from fossil fuel-fired power plants under Section 111 of the Clean Air Act which, if finalized, apply new GHG performance standards for those existing coal-fired units expected to continue operation beyond December 31, 2029. We will continue to evaluate the applicability of the rule to the existing and new gas-fired generating units, but would note that CenterPoint Energy does not currently have plans to operate any of its coal-fired units beyond December 2029.

The Biden administration recommitted the United States to the Paris Agreement, which has driven a renewed regulatory push to require further GHG emission reductions from the energy sector. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the United States’ commitments announced in Glasgow, and most recently the international climate negotiations held in Dubai, and concluded in December 2023, included for the first time language in the agreement to “transition away from fossil fuels” so as to achieve net zero emissions by 2050.

In September 2021, CenterPoint Energy announced its net zero emissions goals for both Scope 1 emissions and certain Scope 2 emissions by 2035 as well as a goal to reduce certain Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market and customers choose their generation providers, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and, in addition, exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 emissions estimates are based on the total natural gas supply delivered to residential and commercial customers as reported in the U.S. Energy Information Administration (EIA) Form EIA-176 reports and do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. For more information regarding CenterPoint Energy’s net zero and carbon emission reduction goals and their related risks, see “Risk Factors — Risk Factors Affecting Regulatory, Environmental and Legal Risks — CenterPoint Energy is subject to operational and financial risks ...” CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain natural gas transmission facilities, and on December 2, 2023, the EPA finalized rules that target reductions in methane emissions, which are likely to increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than TEEEF, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil natural gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives focused on electrification that could eliminate natural gas use in buildings. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third-party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

Compliance costs and other effects associated with climate change, reductions in GHG emissions and obtaining renewable energy sources remain uncertain. Although the amount of compliance costs remains uncertain, any new regulation or legislation relating to climate change will likely result in an increase in compliance costs. While the requirements of a federal or state rule remain uncertain, CenterPoint Energy will continue to monitor regulatory activity regarding GHG emission standards that may affect its business. Currently, CenterPoint Energy does not purchase carbon credits. In connection with its net zero emissions goals, CenterPoint Energy expects to purchase carbon credits in the future; however, CenterPoint Energy does not currently expect the number of credits, or cost for those credits, to be material.

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

Waters of the United States

Under the Obama administration, the EPA promulgated a set of rules that included a comprehensive regulatory overhaul of defining “waters of the United States” for the purposes of determining federal jurisdiction. The Trump administration signaled its intent to repeal and replace the Obama-era rules. In accordance with this intent, the EPA promulgated a rule in early 2018 that postponed the effectiveness of the Obama-era rules until 2020. Thereafter, the EPA proposed a new set of rules that would narrow the Clean Water Act’s jurisdiction, which were finalized on April 21, 2020. That set of rules was vacated by decisions in the U.S. federal district courts in New Mexico and Arizona, and on November 18, 2021, the EPA released a proposal to reestablish the pre-2015 definition of “waters of the United States” which will become effective upon finalization and publication. On December 30, 2022, the EPA and the U.S. Army Corps of Engineers announced the final “Revised Definition of ‘waters of the United States”’ rule, which was published on January 18, 2023 and became effective on March 20, 2023. However, on May 25, 2023, the U.S. Supreme Court issued a decision limiting the scope of federal jurisdiction over wetlands, and on August 29, 2023, the EPA issued a final rule that seeks to conform with the U.S. Supreme Court decision.

ELG

In 2015, the EPA finalized revisions to the existing steam electric wastewater discharge standards which set more stringent wastewater discharge limits and effectively prohibited further wet disposal of coal ash in ash ponds. These new standards are applied at the time of permit renewal and an affected facility must comply with the wastewater discharge limitations no later than December 31, 2023, and the prohibition of wet sluicing of bottom ash no later than December 31, 2025. In February 2019, the IURC approved Indiana Electric’s ELG compliance plan for its F.B. Culley Generating Station, which was completed in a timely manner and in compliance with the requirements of ELG.

Cooling Water Intake Structures

Section 316 of the federal Clean Water Act requires steam electric generating facilities use “best technology available” to minimize adverse environmental impacts on a body of water. In May 2014, the EPA finalized a regulation requiring installation of “best technology available” to mitigate impingement and entrainment of aquatic species in cooling water intake structures. Indiana Electric is currently completing the required ecological studies and anticipates timely compliance in 2025.

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

Coal Ash

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. In 2015, the EPA finalized its CCR Rule, which regulates coal ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s remaining generating units will continue to be beneficially reused. The EPA continues to propose amendments to the CCR Rule; however, under the CCR Rule as it is currently in effect, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies were necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Groundwater monitoring indicates potential groundwater impacts adjacent to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021. Indiana Electric filed timely requests for extensions available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. On January 22, 2021, Indiana Electric received letters from the EPA for both the F.B. Culley and A.B. Brown facilities that determined Indiana Electric’s extension submittals complete and extended the compliance deadline of April 11, 2021 until the EPA issues a final decision on the extension requests. On October 5, 2022, SIGECO received a proposed conditional approval of its extension request for the A.B. Brown facility. Both the Culley East and A.B. Brown facility have been taken out of service in a timely manner per the commitments made to the EPA in the extension requests filed for both ponds. The Culley West pond was closed under CCR provisions applicable to inactive ponds, and closure activities were completed in December 2020. For further discussion about Indiana Electric’s ash ponds, please see Note 15(d) to the consolidated financial statements.

On May 18, 2023, the EPA issued a proposed revision to the CCR rule that could potentially expand the scope of units regulated under the federal CCR rule (the CCR “Legacy” rule). The CCR Legacy rule seeks to include legacy CCR surface impoundments (inactive surface impoundments at inactive generating facilities) as well as new “CCR management units” at active or inactive facilities otherwise subject to federal CCR regulations. The potential impact of the CCR Legacy rule is uncertain at this time, and if finalized could require Registrant to conduct additional CCR investigations.

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

The following table sets forth the number of employees by Registrant and reportable segment as of December 31, 2023:

	Number of Employees			Number of Employees Represented by Collective Bargaining Groups
Reportable Segment	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Electric	3,132	2,781	—	1,659	1,472	—
Natural Gas	3,705	—	3,393	1,695	—	1,639
Corporate and Other (1)	1,990	—	—	147	—	—
Total	8,827	2,781	3,393	3,501	1,472	1,639
(1)Employees in the Corporate and Other segment provide services to the Electric and Natural Gas segments and the costs of these services have been charged directly to the Electric and Natural Gas segments using assignment methods that management believes are reasonable. For further information, see Note 19 to the consolidated financial statements.

CenterPoint Energy’s workforce includes 3,501 employees represented by collective bargaining agreements. For information about the status of collective bargaining agreements, see Note 8(j) to the consolidated financial statements.

Talent Attraction, Development and Retention. CenterPoint Energy’s human capital priorities include attracting, retaining and developing high performing talent through its talent management activities. CenterPoint Energy endeavors to maintain a workforce reflective of the available workforce within the communities we serve by attracting quality candidates through its recruitment and selection processes, with the goal of creating a work environment in which every employee is engaged; aligned with CenterPoint Energy’s strategy, goals and priorities; and understands how they contribute to its long-term performance. CenterPoint Energy recruits qualified employees regardless of race, gender, color, sexual orientation, age, religion, or physical or mental disability. The talent acquisition team has an increased focus with local partnerships to strategically impact all the local communities being served. This continues to include SERJobs, Houston Area Urban League, Work Texas, Wesley Community Center, Historically Black Colleges and Universities, Hispanic Serving Institutions, and a more robust college partnership in all six states in alignment with CenterPoint Energy Foundation initiatives.

CenterPoint Energy takes a strategic approach to attracting, retaining, and developing its workforce. CenterPoint Energy’s strategy combines succession planning along with internal talent development as essential elements of overall workforce development strategy. To support its commitment to safely and reliably delivering electricity and natural gas, CenterPoint Energy focuses on the continuous development of its greatest assets, its employees, building a sustainable leadership pipeline. To meet the business's future needs, CenterPoint Energy’s goal is to create great leaders capable of developing their employees, while supporting the business goals and maintaining a high-performing workforce. CenterPoint Energy has a number of tools for leadership and employee development that expand opportunities available to employees. CenterPoint Energy conducts regular talent discussions, including succession planning with all levels of leadership to provide business continuity and identify its future leaders and opportunities. CenterPoint Energy invests in employee development throughout the year to align performance to business needs, drive development planning and contribute to career progression. CenterPoint Energy’s processes and progress are reviewed regularly for continuous improvement.

Diversity, Equity and Inclusion. CenterPoint Energy is dedicated to advancing an inclusive culture and work environment, free from discrimination of any kind, where business results are achieved through the skills, abilities and talents of a diverse workforce. In 2023, CenterPoint Energy’s DE&I Council continued to focus on the strategic pillars of employee engagement, community and giving, supplier diversity and sustainability, talent acquisition, and customer focus. The DE&I Council has approved eight ERGs with a 123% increase in events that garnered an 87% increase in employee engagement from 2022 to 2023. The ERG events range from professional development podcasts to wellness learnings which are all aligned with CenterPoint Energy’s objectives. These events are available to the employee population. In 2023, CenterPoint Energy and employees continued to be recognized locally, regionally and nationally for enterprise-wide inclusive initiatives. As of December 31, 2023, CenterPoint Energy’s workforce was 42% racially and/or ethnically diverse. Certain members of

CenterPoint Energy’s executive management team have a negative-only modifier related to diversity metrics that could reduce their short-term incentive compensation.

Compensation and Benefits. CenterPoint Energy is committed to providing its employees with competitive pay and benefits. Its compensation philosophy is to maintain employee total compensation that is competitive with the relevant markets, internally equitable, and based on company and individual performance. CenterPoint Energy expects that this will enable it to attract, motivate and retain employees with the skills and competencies necessary to achieve its business strategy. In addition to competitive compensation, CenterPoint Energy provides its employees with a robust, comprehensive benefits package designed to help employees stay healthy, care for their families, plan for the future and enjoy peace of mind. The benefits package includes medical, dental, vision, life, disability and accidental insurance coverage; retirement, company match savings plans; paid time off, family leave, well-being and employee assistance programs. The employee wellness resources encompass support for mental, financial and physical health.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
(as of February 12, 2024)

Name	Age	Title
Jason P. Wells	46	President and Chief Executive Officer
Christopher A. Foster	45	Executive Vice President and Chief Financial Officer
Lynne Harkel-Rumford	67	Executive Vice President and Chief Human Resources Officer
Monica Karuturi	45	Executive Vice President and General Counsel
Jason M. Ryan	48	Executive Vice President, Regulatory Services and Government Affairs
Darin Carroll	47	Senior Vice President, Natural Gas Business
Lynnae Wilson	48	Senior Vice President, Electric Business

Jason P. Wells has served as President and Chief Executive Officer of CenterPoint Energy and a member of the Board of Directors of CenterPoint Energy since January 5, 2024. Previously he served as President and Chief Operating Officer of CenterPoint Energy from May 2023 to January 2024; as President, Chief Operating Officer and Chief Financial Officer of CenterPoint Energy from January 2023 to May 2023; and as Executive Vice President and Chief Financial Officer of CenterPoint Energy from September 2020 to December 2022. Prior to joining CenterPoint Energy, Mr. Wells served as Executive Vice President and Chief Financial Officer of PG&E Corporation, a publicly traded electric utility holding company serving customers in Northern and Central California through its subsidiary Pacific Gas and Electric Company, from June 2019 to September 2020. He previously served as Senior Vice President and Chief Financial Officer of PG&E Corporation from January 2016 to June 2019 and as Vice President, Business Finance of Pacific Gas and Electric Company from August 2013 to January 2016. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020. He also served in various finance and accounting roles of increasing responsibility at Pacific Gas and Electric Company. Mr. Wells earned his bachelor’s degree and master’s degree in accounting, both from the University of Florida. He is a certified public accountant. Mr. Wells serves on the Executive Committee and Board for the Greater Houston Partnership, Bauer College Board of the C.T. Bauer College of Business at the University of Houston, the Advisory Board of the Kinder Institute for Urban Research at Rice University, and the Boards of Central Houston, Inc. and M.D. Anderson Cancer Center.

Christopher A. Foster has served as Executive Vice President and Chief Financial Officer of CenterPoint Energy since May 2023. Previously, has served as Executive Vice President and Chief Financial Officer of PG&E Corporation, a publicly traded electric utility holding company serving customers in Northern and Central California through its subsidiary Pacific Gas and Electric Company, since March 2021. He previously served in various positions of increasing responsibilities at PG&E since 2011, including as Vice President and Interim Chief Financial Officer from September 2020 to March 2021, and Vice President, Treasury and Investor Relations from March 2020 to September 2020. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020. He earned his bachelor’s degree from Michigan State University. Mr. Foster serves on the Board of Exploratorium, a San Francisco-based science and technology museum.

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

Jason M. Ryan has served as Executive Vice President, Regulatory Services and Government Affairs of CenterPoint Energy since January 2022. He previously served as Senior Vice President, Regulatory Services and Government Affairs from July 2020 to January 2022; Senior Vice President and General Counsel from April 2019 to July 2020; as Senior Vice President, Regulatory and Government Affairs from February 2019 to April 2019; as Vice President of Regulatory and Government Affairs and Associate General Counsel from March 2017 to February 2019; and as Vice President and Associate General Counsel from September 2014 to March 2017. He was appointed to the Texas Diabetes Council by Texas Governor Perry in 2013 for a term ending in 2019; he was reappointed by Texas Governor Abbott in 2019 for a term ending in 2025. Mr. Ryan currently serves on the boards of the Lone Star Flight Museum and the Association of Electric Companies of Texas and on the advisory board of the Strategic AI Program at Houston Christian University. He also serves on the executive committee of the legal committee of the American Gas Association.

Darin Carroll has served as Senior Vice President, Natural Gas Business of CenterPoint Energy since January 2023. He previously served as Senior Vice President, Operations Support from January 2022 to January 2023 and as Vice President, Operations Support from February 2019 to January 2022. Prior to Vectren’s acquisition by CenterPoint Energy, Mr. Carroll served as Director, Operations from February 2014 to February 2019 of Vectren. Mr. Carroll currently serves on the Executive Committee and Board of Directors of the Junior Achievement of Southeast Texas, and the Boards of Directors of the American Gas Association and Southern Gas Association. He has also previously been on the Board of Directors of Guardianship Services of Southwestern Indiana and a member of the Indiana Energy Association Gas Operations Committee, Midwest Energy Association Electric Operations Steering Committee, and American Gas Association Field Operations Committee. He earned a bachelor’s degree from the University of Southern Indiana in Evansville, Indiana.

Lynnae Wilson has served as Senior Vice President, Electric Business of CenterPoint Energy since January 2023. She previously served as Senior Vice President, Houston Electric from January 2022 to January 2023; as Senior Vice President, High Voltage Operations from August 2020 to January 2022; and as Chief Business Officer, Indiana Electric, from February 2019 to August 2020. Prior to Vectren’s acquisition by CenterPoint Energy, Ms. Wilson served as Vice President, Energy Delivery from June 2016 to February 2019 of Vectren. Ms. Wilson currently serves on the Board of the United Way of Greater Houston and previously served on the Board of ReliabilityFirst Corporation from January 2018 to December 2021.

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

Houston Electric owns the transmission and distribution infrastructure in its service territory that delivers electric power to its customers, but it does not own or operate any power generation facilities, except for its operation of TEEEF. Indiana Electric owns and operates power generation facilities in addition to the transmission and distribution infrastructure in its service territory. Both Houston Electric and Indiana Electric must follow the directives issued by their respective independent system operator, ERCOT and MISO, respectively. ERCOT and MISO have and may in the future issue directives requiring members to implement controlled outages as a result of an emergency or reliability issues, and Houston Electric has faced and may in the future face challenges to their planning and preparation for such directives and their implementation of Load Shed, including, for example, allegations that they had discretion as to how to shed load and which customers experienced outages and the duration of those outages. As a result, claims and lawsuits could be filed against Houston Electric and Indiana Electric for personal injury, property damage or other damage or loss as a result of their respective Load Shed planning, preparation, implementation, and decisions in order to meet the directives of ERCOT and MISO, respectively. For example, in February 2021, the ERCOT regulated Texas electric system experienced extreme winter weather conditions and an unprecedented power generation shortage. The amount of electricity generated by the state’s power generation companies was insufficient to meet the amount demanded by customers. This resulted in ERCOT directing TDUs to significantly Load Shed, which caused customer outages across the ERCOT electric grid of Texas, including in Houston Electric’s service territory. See Note 7 to the consolidated financial statements and “— Houston Electric’s use of TEEEF ...” for further information. If power generation capacity is severely disrupted or is inadequate for any reason in the future, Houston Electric’s or Indiana Electric’s transmission and distribution services may be diminished or interrupted. Further, as with the lawsuits filed in the aftermath of the February 2021 Winter Storm Event, claims and lawsuits could be filed against the Registrants, and our reputation, financial condition, results of operations and cash flows could be adversely affected.

Additionally, Indiana Electric’s generating facilities and the generating facilities that supply the power transmitted by Houston Electric and Indiana Electric are subject to operational risks that have and may in the future result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased purchase power costs. For example, in June 2022, Culley 3, a coal-fired generation unit, experienced a boiler feed pump turbine failure that caused the unit to be out of service for nearly nine months. In this time frame, CenterPoint Energy purchased energy on the open market and those purchases are currently being challenged at the IURC by multiple intervenors. Such open market purchases have and may again result in increased costs and have an adverse impact on our operations, financial condition, results of operations and cash flows. Further, Indiana Electric is party to a number of PPAs with third parties. Indiana Electric’s power generation may be disrupted or otherwise insufficient if third parties do not deliver required power under our PPAs. These operational risks can arise from circumstances such as facility shutdowns or malfunctions due to equipment failure or operator error; aging infrastructure; interruption of fuel supply or increased prices of fuel as contracts expire and inflation rises; disruptions in the delivery of electricity; inability to comply with regulatory or permit requirements; labor disputes; or natural disasters, all of which could adversely affect Indiana Electric’s and Houston Electric’s businesses. Further, Indiana Electric currently relies on coal for the majority of its generation capacity. Indiana Electric purchases the majority of its coal supply from a single, unrelated party and, although the coal supply is under long-term contract, the loss of this supplier or transportation interruptions could adversely affect its ability to deliver electricity to its customers and adversely impact Indiana Electric’s financial condition, results of operations and cash flows. In 2021 and part of 2022, Indiana Electric experienced coal supply shortages due to labor shortages that the coal industry experienced. While the coal supply shortage that Indiana Electric experienced did not impact its ability to deliver electricity to its customers, labor shortages as well as supply shortages in the future, whether caused by insufficient supply or supplier bankruptcy or other regulatory and supply issues in the mining industry, may lead to increased cost and have an adverse impact on our operations, financial condition, results of operations and cash flows. See “— Disruptions to the global supply...” As Indiana Electric continues its generation transition and more renewable energy sources come online, Indiana Electric’s generating facilities may experience unanticipated disruptions as a result of renewable supply shortages, including, but not limited to, due to cloudy or windless days. Additionally, such disruptions could adversely affect its ability to deliver electricity to its customers and adversely impact Indiana Electric’s financial condition, results of operations and cash flows.

The operations of Houston Electric and Indiana Electric are subject to the usual hazards associated with high-voltage electricity transmission, including inclement weather, natural disasters, mechanical failure, contact with electrified facilities by people, equipment, and debris, unscheduled downtime, equipment interruptions, contamination, remediation, explosions, fires, chemical spills, discharges or releases of toxic or hazardous substances, and other environmental risks. Such hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage, and may result in suspension of operations, disruption of service to customers, and the imposition of civil or criminal penalties. Houston Electric and Indiana Electric maintain property and casualty insurance but are not fully insured against all potential hazards incident to their businesses.

Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in payments of these receivables could adversely affect Houston Electric’s financial condition, results of operations and cash flows.

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity. As of December 31, 2023, Houston Electric provided electric delivery service to approximately 65 REPs. Adverse economic conditions, including, but not limited to, the impact of COVID-19, the February 2021 Winter Storm Event or other extreme weather (which may result in abnormal power prices), structural problems in the market served by ERCOT, mismanagement by the REPs, inflation or financial difficulties of one or more REPs, have and may in the future impair the ability of these REPs to pay for Houston Electric’s services or cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis. Applicable PUCT regulations significantly limit the extent to which Houston Electric can apply normal commercial terms to otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and Houston Electric thus remains at risk for payments relating to services provided prior to any shift to another REP or provider of last resort. Houston Electric’s PUCT-approved tariff outlines the remedies available to Houston Electric in the event that a REP defaults on amounts owed. Among the remedies available to Houston Electric are seeking recourse against any cash deposit, letter of credit, or surety bond provided by the REP or implementing mutually agreeable terms with the REP. Another remedy is to require that customers be shifted to another REP or a provider of last resort. Houston Electric thus incurs risk for payments related to services provided prior to the shift to another REP or the provider of last resort. A significant portion of Houston Electric’s billed receivables from REPs are from affiliates of NRG and Vistra Energy Corp. Houston Electric’s aggregate billed receivables balance from REPs as of December 31, 2023 was $253 million. Approximately 39% and 20% of this amount was owed by affiliates of NRG and Vistra Energy Corp., respectively. Any delay or default in payment by REPs could adversely affect Houston Electric’s financial condition, results of operations and cash flows. If a REP was unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made regarding prior payments Houston Electric had received from such REP. For example, following the February 2021 Winter Storm Event, multiple REPs filed for bankruptcy. We are currently capturing the amounts owed by these REPs as a permitted regulatory asset for bad debt expenses, which will be subject to a reasonableness review by the PUCT when we seek recovery in our next base rate case. As of both December 31, 2022 and 2021, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. There is no guarantee that we will be able to recover any or all of the regulatory asset in our next base rate case. See “— Rate regulation of Registrants’ Electric ...”

Indiana Electric’s execution of its generation transition plan, including its IRP, is subject to various risks, including timely recovery of capital investments and increased costs and risks related to the timing and cost of development and/or construction of new generation facilities.

Indiana requires each electric utility to perform and submit an IRP to the IURC every three years, unless extended, that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next 20-year period. Indiana Electric has used past IRPs and will continue to use future IRPs to evaluate its mix of generation resources. Indiana Electric engages with the communities it serves, its regulators and third-parties in developing its generation transition plan. Recent IRPs have demonstrated Indiana Electric can most cost effectively serve its customers by transitioning its generation fleet to a wider mix of resources, including renewables. For example, Indiana Electric’s 2019/2020 IRP identified a preferred portfolio that retires 730 MW of coal-fired generation facilities and replaces these resources with a mix of generating resources composed primarily of renewables, including solar, wind, and solar with storage, supported by dispatchable natural gas combustion turbines including a pipeline to serve such natural gas generation. Indiana Electric is continuing its plan to transition generation resources away from coal-fired generation to a more sustainable portfolio of resources, including renewables, and ultimately a goal to exit the coal plants that Indiana Electric operates by the end of 2027, as reflected in its most recent IRP submitted to the IURC in May 2023. While the IURC does not approve or reject Indiana Electric’s IRP, the IURC does comment on the IRP. Indiana Electric is required to obtain a CPCN prior to constructing or acquiring generating resources. Indiana Electric also obtains IURC approval of PPAs and DSM plans to ensure cost recovery.

Indiana Electric must manage several risks associated with its generation transition plan. The IURC may delay providing comments on Indiana Electric’s most recent IRP, requiring Indiana Electric to either wait for comments or proceed to implement its IRP without IURC comments. The IURC comments may raise concerns with Indiana Electric’s IRP that make it difficult to obtain approval of the generation transition plan if not addressed. There is no guarantee that the IURC will approve Indiana Electric’s requests to implement part of its generation transition. If Indiana Electric fails to receive IURC approvals necessary to acquire the projects or resources identified in its IRP, Indiana Electric may not be able to implement its generation transition plan in a timely manner or at all. If Indiana Electric is unable to implement its generation transition plan, it may have an adverse effect on CenterPoint Energy’s ability to execute on its net zero and carbon emission goals, its goal to exit the coal plants that Indiana Electric operates by the end of 2027, its growth strategy, achieve its financial goals, and otherwise impact results of operations and cash flows.

Even if a generation project is approved, risks associated with the development or construction of any new generation exist, including new legislation restricting or delaying new generation, moratorium legislation, the ability to procure resources needed to build at a reasonable cost, scarcity of resources and labor, ability to appropriately estimate costs of new generation, the effects of potential construction delays, project scope changes, and cost overruns and the ability to meet capacity requirements. For example, the developers of a 130 MW Pike County Solar project have informed Indiana Electric that, due to delays in the MISO interconnection queue and inflationary pressures, costs have exceeded the agreed upon levels in the BTA. We and the developers are actively evaluating possible cost impacts to the project, which may lead to a refile for approval of the project with the IURC and further delay the completion of the project. If Indiana Electric is not able to reach a mutually acceptable solution with the developers of the Pike County Solar project, Indiana Electric may seek to terminate the project. For additional information, see “— Disruptions to the global supply...” Furthermore, we have begun to acquire and/or develop additional solar and wind facilities as part of our capital plan. However, we have not yet entered into definitive agreements with developers for the acquisition and/or development of all of the additional projects, and we face significant competition with other bidders for a limited number of such generation facilities that developers plan to construct and for solar panels. For additional information, see “— Increases in the cost or reduction in supply ...” The number of available projects is further limited by the MISO interconnection queue due to potential interconnection costs that may render projects infeasible. As a result, suitable generation facility project candidates or resources necessary to construct such projects may not be available on terms and conditions we find acceptable, or the expected benefits of a completed facility may not be realized fully or at all, or may not be realized in the anticipated timeframe. If Indiana Electric was unable to meet its generation needs as a result of project delays or cancellations it would be required to buy the necessary capacity and electricity on the open market. Such open market purchases may result in increased costs and may have an adverse impact on our operations, financial condition, results of operations and cash flows. If we are unable to complete or acquire such generation facilities or resources, or if they do not perform as anticipated, our future growth, financial condition, results of operations and cash flows may be adversely affected.

Increases in the cost or reduction in supply of solar energy system components due to tariffs or trade restrictions imposed by the U.S. government may have an adverse effect on our business, financial condition and results of operations.

China is a major producer of solar panels and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations the United States was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. In March 2022, the DOC announced it would initiate an investigation into whether imports of solar cells and panels produced in Cambodia, Malaysia, Thailand and Vietnam are circumventing U.S. rules and laws, such as antidumping and countervailing duty rates, which impose a tariff on imports of solar cells and panels manufactured in China. On August 18, 2023, the DOC announced its final determination that five of the eight companies investigated were attempting to bypass U.S. duties by doing minor processing in Southeast Asian countries before shipment to the United States. In addition, in December 2021, President Biden signed into law the Uyghur Forced Labor Prevention Act, which bans goods from China’s Xinjiang region due to the use of forced labor. Continuing tensions between the United States and China may lead to restrictions in trade between the two countries or new legislation, tariffs or bans, any of which could further negatively impact the supply of solar panels. These or similar duties and legislation have and may in the future also put upward pressure on prices of these solar energy products, which may reduce our ability to acquire these items in a timely and cost-efficient manner. If we or the developers we are working with are unable to secure such solar energy products in a timely and cost-efficient manner, we may be forced to delay, downsize and/or cancel solar projects and we may not be able to procure the resources needed to fully execute on our ten-year capital plan or achieve our net zero emissions goals. We have experienced project delays due to developers of our projects being unable to acquire solar panels due to supply chain constraints. Additionally, delays or cancellations by developers of third-party solar power facilities expected to interconnect with CenterPoint Energy’s and Houston Electric’s system may have adverse impacts, such as delayed or reduced potential future revenues. We cannot predict what additional actions the U.S. government may adopt with respect to tariffs or other trade regulations in the future or what actions may be taken by other countries in retaliation for such measures. If the DOC imposes tariffs on solar panels as a result of its findings or other additional measures are imposed, our business, financial condition and results of operations may be adversely affected.

The occurrence of extreme weather events, including winter storms and record hot temperatures, or other causes could lead to additional reforms to the Texas electric market, some measure of which, if implemented, could have an adverse impact on Houston Electric.

During and in the aftermath of the February 2021 Winter Storm Event, the Texas legislature revised applicable statutes and granted the PUCT and ERCOT additional regulatory authority, both oversight and enforcement, that focuses on ensuring ERCOT market participants, including power generation facilities and TDUs (like Houston Electric), have adopted sufficient winterization standards and protection. Houston Electric believes it is in compliance with the requirements applicable to it. If any additional protections are required in the future as a result of additional extreme weather events or other causes, complying with these new protections may increase the cost of electricity, which could adversely affect Houston Electric’s results of operations. Any potential decreases in customer usage due to higher electricity prices charged by REPs may not result in increased base rates charged by Houston Electric for its services until its next general base rate proceeding. For further information on Houston Electric’s regulatory proceedings, see “— Rate regulation of Registrants’ Electric...”

In addition, the PUCT and ERCOT continue to review the appropriate reliability standard and market design for the Texas electric market. There are uncertainties whether any further changes will result from these discussions or other efforts. If there are changes to how the Texas electric market is structured or regulated, such changes could have an adverse impact on Houston Electric’s business, financial condition and results of operations. See Note 7 to the consolidated financial statements for further information.

Houston Electric’s use of TEEEF is subject to various risks, including failure to obtain and deploy sufficient TEEEF resources, potential performance issues and allegations about Houston Electric’s deployment of the resources (including the planning, execution, and effectiveness of the same), regulatory and environmental requirements, and timely recovery of capital.

Following the February 2021 Winter Storm Event, the Texas legislature passed a law, effective September 1, 2021, that allows TDUs, such as Houston Electric, to lease and temporarily operate back-up generation resources during widespread power outages where ERCOT has ordered a TDU to Load Shed or the TDU’s distribution facilities are not being fully served by the bulk power system under normal operations. In response to this legislation, Houston Electric entered into two leases for TEEEF (mobile generation). In 2023, the Texas legislature amended the law to allow wider use of TEEEF.

If Houston Electric is unable to deploy a sufficient number of TEEEF resources in time to respond to a particular event; if TEEEF resources fail to perform as intended; if Houston Electric is otherwise unable to provide back-up generation resources and restore power as intended; or if the use of TEEEF resources or their failure to perform causes or is alleged to cause any personal injury, property damage, or other damage or loss due to allegations Houston Electric failed to deploy such units reasonably or effectively and failed to respond to particular power outages, Houston Electric could be subject to claims, demands, litigation, liability, regulatory scrutiny, and loss of reputation. While Houston Electric has insurance coverage and indemnity rights for its use of TEEEF resources, if its insurers or indemnitors fail to meet their indemnity obligations, Houston Electric could be liable for personal injury, property damage, or other damage or loss. As noted above, the legislation prescribes specific and limited use for TEEEF, and Houston Electric’s TEEEF have limited generation capacity, such that in future events customers could still be without power despite deployment of TEEEF resources.

Further, TEEEF resources are subject to various environmental regulations and permitting requirements, which could have an impact on Houston Electric’s ability to use these units. If Houston Electric is not in compliance with any environmental regulation or permitting requirement, Houston Electric could be subject to further potential liability. The use of TEEEF is also subject to various requirements, and failure to comply with them could subject Houston Electric to additional liability as well as challenges to its use of TEEEF in general. In April 2023, the PUCT approved revenue recovery of $39 million of TEEEF costs incurred in 2021, and in October 2023, an agreement with intervenors was reached with respect to Houston Electric’s second TEEEF filing for revenue recovery of $153 million ($114 million incremental to the prior filing) of TEEEF costs incurred through December 31, 2022, and the agreement was approved by PUCT in February 2024. Despite the recovery of these TEEEF costs in the past, there can be no assurances that Houston Electric will be able to recover future TEEEF costs. If Houston Electric is unable to recover any or all of its TEEEF costs our financial condition, results of operations and cash flows may be adversely affected. For further information, see “— Rate regulation of Registrants’ Electric...”, “— Our insurance coverage may not...” and “— We are subject to operational...”

The impact of wildfires could negatively affect Houston Electric’s and Indiana Electric’s financial condition, results of operations and cash flows.

Wildfires have the potential to negatively affect communities within Houston Electric’s and Indiana Electric’s service territories and the surrounding areas, as well as Houston Electric’s and Indiana Electric’s vast network of electric transmission and distribution lines and facilities. The possibility of wildfires and the risk of damage to our network and facilities resulting therefrom may be exacerbated by severe weather events and the effects of climate change. For more information regarding climate related risks, see “ — Climate change could adversely impact ...” The continued expansion of the wildland-urban interface has also increased wildfire risk to communities in our service territories. While we proactively take steps to mitigate wildfire risk in the areas of our electrical assets, wildfire risk is always present. Houston Electric or Indiana Electric could be held liable for damages incurred as a result of wildfires or incur reputational harm if it was determined that they were caused by or enhanced due to any fault of Houston Electric or Indiana Electric. Wildfires could also lead to significant financial distress and further increased costs for wildfire insurance or lack of availability thereof. Furthermore, any damage caused to our assets, loss of service to our customers, or liability imposed as a result of wildfires could negatively impact Houston Electric’s or Indiana Electric’s financial condition, results of operations, and cash flows.

Natural Gas (CenterPoint Energy and CERC)

Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for Natural Gas’ customers.

Natural Gas depends on third-party service providers to maintain an adequate supply of natural gas and for available storage and intrastate and interstate pipeline capacity to satisfy its customers’ needs, all of which are critical to system reliability. Substantially all of Natural Gas’ natural gas supply is purchased on intrastate and interstate pipelines. If Natural Gas is unable to secure an independent natural gas supply of its own or if third-party service providers fail to timely deliver natural gas to meet Natural Gas’ requirements, the resulting decrease in natural gas supply in Natural Gas’ service territories could have an adverse effect on its financial condition, results of operations and cash flows. Additionally, a significant disruption, whether through reduced intrastate and interstate pipeline transmission or storage capacity or other events affecting natural gas supply, including, but not limited to, operational failures, hurricanes, tornadoes, floods, severe winter weather conditions, wildfires, acts of terrorism, human error or cyberattacks or changes in legislative or regulatory requirements, could also adversely affect Natural Gas’ businesses. Further, to the extent that Natural Gas’ natural gas requirements cannot be met through access to or continued use of existing natural gas infrastructure or if additional infrastructure, including onshore and offshore exploration and production facilities, gathering and processing systems and pipeline and storage capacity is not constructed at a rate that satisfies demand, then Natural Gas’ operations could be negatively affected.

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

The Registrants’ Electric and Natural Gas businesses are regulated by certain municipalities and state commissions. Their rates are set in comprehensive base rate proceedings (i.e., general rate cases) based on an analysis of their invested capital, their expenses and other factors in a designated test year (often either fully or partially historic), subject to periodic review and adjustments. Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of the Registrants’ control. Indiana Electric and CERC each filed rate cases during 2023. Houston Electric and CERC, with respect to its Ohio gas territory, each plan to file a rate case during 2024. The Registrants can make no assurance that their or their subsidiaries respective base rate proceedings will result in requested or favorable adjustments to their rates, in full and timely cost recovery or approval of other requested items, including, among other things, capital structure and ROE. Moreover, these base rate proceedings have caused in certain instances, and in the future could cause, the Registrants’ Electric and/or Natural Gas businesses to recover their investments below their requested levels, below the national average return for utilities or below recently approved return levels for other utilities in their respective jurisdictions. For instance, in the 2019 Houston Electric general rate case, Houston Electric filed a base rate case seeking approval for revenue increases of approximately $194 million and a 10.4% ROE, but after entering into a Stipulation and Settlement Agreement filed with the PUCT, Houston Electric received an overall revenue requirement increase of approximately $13 million and a 9.4% ROE. To the extent the regulatory process does not allow the Registrants to make a full and timely recovery of appropriate costs, their financial condition, results of operations and cash flows could be adversely affected. Further, the Registrants or their subsidiaries might be required to implement additional measures, such as the adoption of ring-fencing measures by Houston Electric in connection with its 2019 rate case proceeding. Such additional measures may adversely impact the Registrants’ businesses and could have an adverse effect on their financial condition, results of operations and cash flows.

The rates that Registrants’ Electric and Natural Gas businesses are allowed to charge may not match their costs at any given time, a situation referred to as “regulatory lag.” Regulatory lag has been and may be exaggerated in the future under certain circumstances, such as increasing inflation rates like those experienced in 2022 and continuing into 2023. For example, the MPUC ordered extraordinary gas costs incurred in the February 2021 Winter Storm Event be recovered over a 63-month period from 2022 — 2027 and CERC forego recovery of the associated carrying costs. Though several interim rate adjustment mechanisms have been approved by jurisdictional regulatory authorities and implemented by the Registrants and their subsidiaries to reduce the effects of regulatory lag (for example, CSIA, DCRF, DRR, DSMA, GRIP, RCRA, RRA, RSP, TCOS and TDSIC), such adjustment mechanisms are subject to the applicable regulatory body’s approval, which we cannot assure would be approved, and are subject to certain limitations that may reduce or otherwise impede the Registrants’ or their subsidiaries ability to adjust its rates or result in rates below those requested. Therefore, the Registrants can make no assurance filings for such mechanisms will result in favorable adjustments to rates or in full cost recovery. Further, from time to time, the Registrants’ regulators approve the issuance of securitization bonds in order to recover certain costs, including costs incurred as a result of severe weather or to recover stranded asset costs. The issuance of these securitization bonds may be delayed. If the issuance of securitization bonds is delayed, we may not be able to recover our costs in a timely manner, which could have an adverse effect on CenterPoint Energy’s, CERC’s, and Houston Electric’s financial condition, results of operations and cash flows.

Inherent in the regulatory process is some level of risk jurisdictional regulatory authorities may challenge the reasonableness or prudency of operating expenses incurred or capital investments made by the Registrants or their subsidiaries and deny the full recovery of their cost of service in rates. From time to time, these reviews and investigations have caused in certain instances, and in the future could cause, the Registrants’ to recover their costs or investments below their requested levels. For example, in October 2022, the MPUC issued a written order disallowing recovery of approximately $36 million of the $409 million originally requested by CERC in connection with its recovery of costs incurred as a result of the February 2021 Winter Storm Event. Notwithstanding the application of such rate adjustment mechanisms, the regulatory process by which rates are determined is subject to change as a result of legislative processes or rulemakings, as the case may be, and may not always be available or result in rates that will produce recovery of the Registrants’ or their subsidiaries’ costs or enable them to earn their authorized return. Changes to the rate case or interim adjustment mechanisms could result in an increase in regulatory lag or otherwise impact the Registrants’ ability to recover their costs in a timely manner. Additionally, decisions from regulators are typically subject to appeal, and any such appeal could further exacerbate regulatory lag and lead to additional uncertainty associated with rate case proceedings. To the extent the regulatory process does not allow the Registrants to make a full and timely recovery of appropriate costs, their financial condition, results of operations and cash flows could be adversely affected. For further information on rate case proceedings and interim rate adjustment mechanisms, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report.

We face risks related to project siting, financing, construction, permitting, governmental approvals, public opposition, and the negotiation of project development agreements that may impede our development and operating activities.

Houston Electric, Indiana Electric and CERC own, develop, construct, manage and operate electric generation, transmission and distribution facilities or natural gas distribution facilities, as applicable. A key component of our growth is our ability to construct and operate these facilities. As part of these operations, we must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions. We have previously experienced delays in receiving approval with regards to certain permits and licenses, and have had investigations and enforcement actions with regards to certain of our projects, which have caused delays to our projects in the past. Should we in the future be unsuccessful in obtaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be a delay in obtaining or renewing necessary licenses or permits, or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances, our future net income and cash flows could be reduced and our financial condition could be impacted. Any failure to negotiate successful project development agreements for new facilities with third parties could also have adverse effects. Additionally, our projects have faced and may in the future face opposition from individuals, community organizations, environmental and other activist groups, and other public-interest entities.

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

Regulatory agencies have also adopted, and from time to time consider adopting, new legislation and/or modifying existing laws and regulations to reduce GHGs. There continues to be a wide-ranging policy and regulatory debate, both nationally and internationally, regarding the possible means for their regulation. The trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions and 100% carbon-free electricity by 2035, which formed the basis of the United States’ commitments announced in Glasgow, Scotland. These renewed climate commitments coming out of the 2021 United Nations Climate Change Conference held in Glasgow and President Biden’s executive orders have resulted in the development of additional regulations and changes to existing regulations. For example, in May 2023, the EPA proposed regulations setting new GHG emission reduction targets for coal and gas-fired electric generating units that could potentially require additional operating costs or operating restrictions related to operation of Indiana Electric’s natural-gas fired units. The administration is expected to finalize additional GHG regulations and mandated financial, emissions and other disclosures. As a distributor and transporter of natural gas and electricity, and a generator of electricity in Indiana, the Registrants’ revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of its operations or that would have the effect of reducing the consumption of natural gas or electricity or prevent the use of certain fuel types. Also, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be greater than the amounts we currently anticipate, which could adversely affect our financial condition, results of operations and cash flows. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services. For further discussion, see “Business—Environmental Matters” in Item 1 and “ —Natural Gas must compete with…”

Evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels may have substantial impacts on CenterPoint Energy’s and CERC’s electric generation and natural gas businesses. For example, because Indiana Electric’s current generating units substantially rely on coal for their operations, certain financial institutions may choose not to participate in CenterPoint Energy’s financing arrangements until future coal generation closures satisfy their thresholds for investments. Further, some investors choose to not invest in CenterPoint Energy due to CenterPoint Energy’s and CERC’s use of fossil fuels. Also, certain cities in CenterPoint Energy’s and CERC’s Natural Gas operational footprint have discussed the adoption of initiatives to prohibit the construction of new natural gas facilities that would provide service and focus on electrification. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil natural gas. Certain state and local governments have also passed, or are considering, legislation banning the use of natural gas-fired appliances in new homes, which could affect consumer use of natural gas. Should such bans be enacted within Natural Gas’ operational footprint, they could adversely affect consumer demand for natural gas. Any such initiatives and legislation could adversely affect CenterPoint Energy’s and CERC’s results of operations. Further, investors, lenders, regulators and other stakeholders are focusing on issues related to environmental justice, which may result in increased scrutiny of our applicable regulatory processes and additional costs of compliance or may adversely affect our reputation. This focus on environmental justice matters at the federal and state levels may also provide communities opposed to our operations with greater opportunities to challenge or delay our projects. Opposition to our projects or successful challenges or appeals to permits issued for our projects could result in cancellation of such projects and the loss of investments we have made with respect thereto.

CenterPoint Energy is subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve its carbon emissions reduction goals.

In September 2021, CenterPoint Energy announced its net zero emission goals for Scope 1 and certain Scope 2 emissions by 2035 and a 20-30% reduction in certain Scope 3 emissions by 2035 as compared to 2021 levels. CenterPoint Energy’s analysis and plan for execution requires it to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of CenterPoint Energy’s underlying assumptions prove incorrect, its actual results and ability to achieve net zero emissions by 2035 could differ materially from its expectations. Certain of the assumptions that could impact CenterPoint Energy’s ability to meet its net zero emissions goals include, but are not limited to: emission levels, service territory size and capacity needs remaining in line with expectations; regulatory approvals related to Indiana Electric’s generation transition plan; customer demand for carbon free energy; impacts of future environmental regulations or legislation; impacts of future carbon pricing regulation or legislation, including a future carbon tax; price, availability and regulation of carbon offsets; price of fuel, such as natural gas; cost of energy generation technologies, such as wind and solar, natural gas and storage solutions; adoption of alternative energy by the public, including adoption of electric vehicles; rate of technology innovation with regards to alternative energy resources; CenterPoint Energy’s ability to implement its modernization plans for its pipelines and facilities; the ability to complete and timely implement generation alternatives, such as solar and wind generation, to Indiana Electric’s coal generation and retirement dates of Indiana Electric’s coal facilities by 2035; the ability to construct and/or permit new natural gas pipelines; the ability to procure resources needed to build at a reasonable cost, the lack of or scarcity of resources and labor, any project cancellations, construction delays or overruns and the ability to appropriately estimate costs of new generation; impact of any supply chain disruptions; changes in applicable standards or methodologies; and enhancement of energy efficiencies. Our businesses may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives we announce, our methodologies and timelines for pursuing them, and related disclosures. If our sustainability practices do not align with investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

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

Houston Electric and Indiana Electric are members of ERCOT and MISO, respectively, which serve the electric transmission needs of their applicable regions. As a result of their respective participation in ERCOT and MISO, Houston Electric and Indiana Electric do not have operational control over their transmission facilities and are subject to certain costs for improvements to these regional electric transmission systems. In addition, FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT and Indiana Electric and other utilities within MISO, respectively. FERC has designated NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. FERC has approved the delegation by NERC of authority for reliability in ERCOT to the Texas RE, a Texas non-profit corporation, and for reliability in the portion of MISO that includes Indiana Electric to ReliabilityFirst Corporation, a Delaware non-profit corporation. Compliance with mandatory reliability standards may subject Houston Electric and Indiana Electric to higher operating costs and may result in increased capital expenditures, which may not be fully recoverable in rates. While Houston Electric and Indiana Electric have received minor fines in the past for noncompliance, if Houston Electric or Indiana Electric were to be found to be in noncompliance with applicable mandatory reliability standards again, they would be subject to sanctions, including potential monetary penalties, which could range as high as over a million dollars per violation per day, and non-monetary penalties, such as having to file a mitigation plan to prevent recurrence of a similar violation and having certain milestones in such plan tracked.

We are involved in numerous legal proceedings, the outcomes of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

The Registrants are subject to numerous legal proceedings, including lawsuits and environmental matters in addition to regulatory proceedings, the most significant of which are summarized in Note 15 to the consolidated financial statements. Litigation is subject to many uncertainties; recent trends have shown jury verdicts, settlements and other liability have been significantly increasing; and the Registrants cannot predict the outcome of all matters with assurance. Additionally, under some circumstances, the Registrants could potentially have claims filed against them or incur liabilities associated with assets and businesses no longer owned by them as a result of sales, divestitures or other transfers to third parties who may be unable to fulfill their indemnity obligations to the Registrants. Final resolution of these matters, or any potential future claims or liabilities, may require additional expenditures over an extended period of time that may be in excess of established insurance or reserves and may have an adverse effect on the Registrants’ financial results.

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

The global supply chain has experienced disruptions due to a multitude of factors, such as the COVID-19 pandemic, labor shortages, resource availability, long lead time, delivery delays, inflation, severe weather events and disruptions to internal or international shipping, including as a result of armed conflicts, and these disruptions have adversely impacted the utility industry. We, as well as other companies in our industry, have experienced supply chain disruptions, as well as increased prices, and we may continue to experience this in the future. Examples of materials necessary for the transmission and distribution of power we and our industry have experienced difficulties in procuring include transformers, wires, cables, meters, poles and solar panels. If the supply chain disruption persists or worsens, we may experience difficulties in procuring these resources and others necessary to operate our businesses in the future. As a result, we may not be able to procure the resources, including labor, needed to timely perform storm restoration activities, fully execute on our ten-year capital plan and/or achieve our net zero emission and carbon emissions reduction goals. Moreover, high inflation and persistent high interest rates continue to be an area of economic concern and has contributed to the increased prices for materials and services that have been experienced by us and other companies in our industry. Even if we are able to procure the necessary resources, we might not be able to do so at a reasonable cost or in a timely manner which could result in project cancellations or scope changes, delays, cost overruns and under-recovery of costs. If we are unable to fully execute on capital plans as a result of supply chain disruptions, our financial condition, results of operations and cash flows may be adversely affected.

CenterPoint Energy is a holding company that derives all of its operating income from, and holds substantially all of its assets through, its subsidiaries. As a result, CenterPoint Energy depends on the performance of and distributions from its subsidiaries to meet its payment obligations and to pay dividends on its common stock, and provisions of applicable law or contractual restrictions could limit the amount of those distributions.

CenterPoint Energy derives all of its operating income from, and holds substantially all of its assets through, its subsidiaries. Similarly, as a result of the Restructuring, CERC derives a significant portion of its operating income from and holds a significant portion of its assets through its subsidiaries, including Indiana Gas and VEDO. As a result, CenterPoint Energy and to a lesser extent, CERC, depend on the performance of and distributions from their respective subsidiaries to meet their respective payment obligations and to pay dividends on their respective common stock. In general, CenterPoint Energy’s and CERC’s subsidiaries are separate and distinct legal entities and have no obligation to provide them with funds for their respective payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit CenterPoint Energy’s and CERC’s respective subsidiaries’ ability to make payments or other distributions to CenterPoint Energy or CERC, and their respective subsidiaries could agree to contractual restrictions on their ability to make payments or other distributions. Further, as part of Houston Electric’s 2019 base rate case, Houston Electric agreed to certain “ring-fencing” measures to increase its financial separateness from CenterPoint Energy. Houston Electric is expected to file a base rate proceeding in 2024. In this proceeding, Houston Electric may be requested to institute further ring-fencing measures or further ring-fencing measures could be imposed on Houston Electric in the future through legislation or PUCT rules or orders. While current ring-fencing measures have not impacted Houston Electric’s ability to pay dividends to CenterPoint Energy, the imposition of any additional measures impacting CenterPoint Energy’s ability to receive dividends from Houston Electric could adversely affect CenterPoint Energy’s cash flows, credit quality, financial condition and results of operations. Any such adverse effect on CenterPoint Energy could also adversely affect Houston Electric’s and/or CERC’s cash flows, credit quality, financial condition and results of operations as CenterPoint Energy may not be able to financially support Houston Electric and/or CERC if and when necessary.
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

Our businesses are capital intensive, and we rely on various sources to finance our capital expenditures. For example, we depend on (i) long-term debt, (ii) borrowings through our revolving credit facilities and, for CenterPoint Energy and CERC, commercial paper programs and (iii) if market conditions permit, issuances of additional shares of common stock or shares of preferred stock by CenterPoint Energy. We may also use such sources to refinance any outstanding indebtedness as it matures. Additionally, from time to time, our operating subsidiaries, including Houston Electric and CERC, may rely on intercompany borrowings from CenterPoint Energy that may be sourced from CenterPoint Energy’s external financings. As of December 31, 2023, CenterPoint Energy had $19 billion of outstanding indebtedness on a consolidated basis, which includes $502 million of non-recourse Securitization Bonds. For information on outstanding indebtedness of CenterPoint Energy, Houston Electric and CERC as well as future maturities, see Note 13 to the consolidated financial statements. Our future financing activities may be significantly affected by, among other things:

•general economic and capital market conditions, including inflation;
•credit availability from financial institutions and other lenders;
•investor confidence in us and the markets in which we operate;

•the future performance of our businesses;
•maintenance of acceptable credit ratings;
•actions from the Federal Reserve, including changes in interest rates and unanticipated actions;
•market expectations regarding our future earnings and cash flows;
•investor willingness to invest in companies associated with fossil fuels;
•our ability to access capital markets on reasonable terms;
•timing of future securitizations by jurisdictions in which we operate; and
•provisions of relevant securities laws.

The Registrants’ current credit ratings and any changes in credit ratings in 2023 and to date in 2024 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Matters — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be reduced or withdrawn by a rating agency. The Registrants note these credit ratings are not recommendations to buy, sell or hold their securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of the Registrants’ credit ratings could have an adverse impact on their ability to access capital on acceptable terms. For example, if CERC’s credit rating were to decline, it may have an adverse impact on the cost of borrowings and, in extraordinary market conditions, it may limit the ability to access the debt capital markets. Additionally, CERC might be required to post collateral under its shipping arrangements or to purchase natural gas. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when CERC was experiencing significant working capital requirements or otherwise lacked liquidity, CERC’s financial condition, results of operations and cash flows could be adversely affected.

CenterPoint Energy’s previously owned Energy Systems Group business has performance and warranty obligations, some of which are guaranteed by CenterPoint Energy.

On June 30, 2023, CenterPoint Energy closed the sale of its Energy Systems Group business. Prior to June 30, 2023 and as part of the normal course of its business, Energy Systems Group issued performance bonds and other forms of assurance that committed it to operate facilities, pay vendors or subcontractors and support warranty obligations. As the parent company prior to the closing of the sale, CenterPoint Energy or Vectren guaranteed certain of its subsidiaries’ commitments. When Energy Systems Group was wholly owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. Neither CenterPoint Energy nor Vectren has been called upon to satisfy any obligations pursuant to these parental guarantees to date, but may be required to do so in the future. For further information, see Note 15(c) to the consolidated financial statements.

An impairment of goodwill, long-lived assets, including intangible assets, equity method investments and an impairment or fair value adjustment could reduce our earnings.

Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually, as well as when events or changes in circumstances indicates the carrying value may not be recoverable. While CenterPoint Energy has identified and recorded goodwill impairments in the past, no impairments to goodwill were recorded during the years ended December 31, 2023, 2022 and 2021. See Note 6 to the consolidated financial statements for further information. Should the annual goodwill impairment test or another periodic impairment test or an observable transaction indicate the fair value of our assets is less than the carrying value, we would be required to take a non-cash charge to earnings with a correlative effect on equity, increasing balance sheet leverage as measured by debt to total capitalization. A non-cash impairment charge or fair value adjustment could adversely impact our financial condition and results of operations.

If CenterPoint Energy redeems the ZENS prior to their maturity in 2029, its ultimate tax liability and redemption payments would result in significant cash payments, which would adversely impact its cash flows. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows.

CenterPoint Energy has approximately $828 million principal amount of ZENS outstanding as of December 31, 2023. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. CenterPoint Energy may redeem all of the ZENS at any time at a redemption amount per ZENS equal to the higher of the contingent principal amount per ZENS ($18 million in the aggregate, or $1.24 per ZENS, as of December 31, 2023), or the sum of the current market value of the reference shares attributable to one ZENS at the time of redemption. In the event CenterPoint Energy redeems the ZENS, in addition to the redemption amount, it would be required to pay deferred taxes related to the ZENS. CenterPoint Energy’s ultimate tax liability related to the ZENS and ZENS-

Related Securities continues to increase by the amount of the tax benefit realized each year. If the ZENS had been redeemed on December 31, 2023, deferred taxes of approximately $728 million would have been payable in 2023, based on 2023 tax rates in effect. In addition, if all the shares of ZENS-Related Securities had been sold on December 31, 2023 to fund the aggregate redemption amount, capital gains taxes of approximately $81 million would have been payable in 2023. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows. This could happen if CenterPoint Energy’s creditworthiness were to drop, the market for the ZENS were to become illiquid, or for some other reason. While funds for the payment of cash upon exchange of ZENS could be obtained from the sale of the shares of ZENS-Related Securities CenterPoint Energy owns or from other sources, ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically be disposed when ZENS are exchanged and ZENS-Related Securities shares are sold.

Our potential business strategies and strategic initiatives, including merger and acquisition activities and the disposition of assets or businesses, may not be completed or perform as expected, adversely affecting our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows depend, in part, on our management’s ability to implement our business strategies successfully and realize the anticipated benefits therefrom. In 2021, we announced our strategic goals for CenterPoint Energy, including our ten-year capital plan, and net zero and carbon emission reductions goals. Our strategic goals are subject to the risks described in this section and various assumptions. These assumptions may be proven incorrect or we may not be able to execute on these strategic goals in a timely manner or at all. If we are unable to execute on our strategic goals, including our ten-year capital plan, the benefits therefrom may not be fully realized, if at all, and our reputation may be adversely affected.

From time to time we have made, and may continue to make, acquisitions or divestitures of businesses and assets, such as our proposed sale of our Louisiana and Mississippi natural gas local distribution companies, our completed sale of our Energy Systems Group business, form joint ventures or undertake restructurings, such as the Restructuring. However, suitable acquisition candidates or potential buyers may not continue to be available on terms and conditions we find acceptable, or the expected benefits of completed acquisitions or dispositions may not be realized fully or at all, or may not be realized in the anticipated timeframe. If we are unable to make acquisitions, or if those acquisitions do not perform as anticipated, our future growth may be adversely affected. Further, any completed or future acquisitions or dispositions involve substantial risks, including the following:

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

On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements. We can make no assurances regarding the completion of this sale, which could be subject to delays or otherwise not consummated.

Changing demographics, poor investment performance of pension plan assets and other factors adversely affecting the calculation of pension liabilities could unfavorably impact our financial condition, results of operations and liquidity.

CenterPoint Energy and its subsidiaries maintain qualified defined benefit pension plans covering certain of its employees. Costs associated with these plans are dependent upon a number of factors including the investment returns on plan assets, the level of interest rates used to calculate the funded status of the plan, contributions to the plan, the number of plan participants and government regulations with respect to funding requirements and the calculation of plan liabilities. Funding requirements may increase and CenterPoint Energy may be required to make unplanned contributions in the event of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations, or government regulations that increase minimum funding requirements or the pension liability. In 2023, 2022 and 2021, CenterPoint Energy had a settlement expense for its pension plans as a result of an increase in eligible employee retirements and pension plan distributions. See Note 8 to the consolidated financial statements for further information. In addition to affecting CenterPoint Energy’s funding requirements, these factors could adversely affect our financial condition, results of operations and liquidity.

We may be significantly affected by changes in federal income tax laws and regulations, including any comprehensive federal tax reform legislation.

Our businesses are impacted by U.S. federal income tax policy. The TCJA, CARES Act, and the IRA significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by among other things, reducing the federal corporate income tax rate, limiting interest deductions, altering the expensing of capital expenditures, enacting a new CAMT, and expanding federal tax credits for cleaner energy production. Based on information and forecasts as of December 31, 2023, the Registrants will be subject to the CAMT included in the IRA.

The interpretive guidance issued by the IRS and state tax authorities may be inconsistent with our interpretation and the legislation could be subject to amendments, which could lessen or increase certain impacts of the legislation. In addition, the retail regulatory treatment of the expanded tax credits and CAMT could impact the Registrants’ future cash flows, and this legislation could result in unintended consequences not yet identified that could have an adverse impact on the Registrants’ financial results and future cash flows.

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

The Registrants’ facilities and distribution and transmission systems have been and may in the future be involved in incidents that result in injury, death, or property loss to employees, customers, third parties, or the public. Although the Registrants have insurance coverage for many potential incidents, depending upon the nature and severity of any incident, they could experience financial loss, claims and litigation, damage to their reputation, and negative consequences from regulatory authorities or other public authorities. Further, certain CenterPoint Energy employees who work in the field have experienced threats of violence during the performance of their work. Threats of violence, actual violence and other concerns may result in field employees being unable or unwilling to complete critical functions, which could adversely affect our businesses, financial condition and results of operations, and could make it harder to recruit and retain certain employees.

Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our reputation, financial condition, results of operations and cash flows.

We are subject to cyber and physical security risks related to our information technology systems, operational technology, network infrastructure, and other technology and facilities used to conduct almost all of our businesses. For example, the operation of our electric generation, transmission and distribution systems are dependent on not only physical interconnection of our facilities but also on communications among the various components of our systems and third-party systems. This reliance on information and communication between and among those components has increased since deployment of the intelligent grid, smart devices and operational technologies across our businesses. Further, certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a cyberattack or unauthorized access in any one of these systems could potentially impact the other systems. Similarly, our business operations are interconnected with external networks and facilities. For example, the operation of an efficient deregulated wholesale and retail electric market in Texas mandates communication with ERCOT, and competitive retailers; and our Indiana Electric organization has a similar relationship with MISO. Also, the distribution of natural gas to our customers requires communications with third-party systems. Disruption of those communications, whether caused by physical disruption such as storms or other natural disasters, by failure of equipment or technology or by man-made events, such as cyberattacks or acts of terrorism, may disrupt our ability to conduct operations and control assets.

The sophistication of cybersecurity threats, including those leveraging AI, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency, such as our use of AI, may further expose our computer systems to the risk of cybersecurity incidents. Cyberattacks, including phishing attacks and threats from the use of malware, ransomware and viruses or malicious code, and unauthorized access could also result in the loss, or unauthorized use, of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, impact our customers, increase costs and subject us to possible legal claims and liability. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such attacks, our cybersecurity program does not prevent all breaches or cyberattack incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have also experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and those of third parties, including vendors, suppliers, contractors and quasi government entities who perform certain services for us or administer and maintain our sensitive information. These prior intrusions and attacks have not had a material impact on our business, results of operations, or financial condition. Because technology is increasingly complex and cyberattacks are increasingly sophisticated and more frequent, there is a risk such incidents could have an adverse effect on us in the future. The risk of a disruption or breach of our operational technology systems, or the compromise of the data processed in connection with our operations, through a cybersecurity breach or ransomware attack, has increased as attempted attacks have advanced in sophistication and number around the world. We are not fully insured against all cybersecurity risks, any of which could adversely affect our reputation and could have an adverse effect on our financial condition, results of operations and cash flows.

We depend on the secure operations of our physical assets to transport the energy we deliver and our information technology to process, transmit and store electronic information, including information and operational technology we use to safely operate our energy transportation systems. Security breaches, attacks on our infrastructure and facilities, including against the Registrants or as a means to harm a third-party by disrupting the transmission and distribution of energy, or acts of terrorism, including by foreign or domestic actors, could expose our business to a risk of loss, misuse or interruption of critical physical assets or information and functions that affect our operations, as well as potential data privacy breaches and loss of protected personal information and other sensitive information, such as Critical Energy Infrastructure Information. Such losses could result in operational impacts, damage to our assets, public or personal safety incidents, impacts to our customers, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, litigation and a potential adverse effect on our operations, financial condition, results of operations and cash flows. There is no certainty that costs incurred related to actual or thwarted cyberattacks, or for the safeguarding against such security threats, will be recoverable through rates.

Compliance with and changes in cybersecurity laws and regulations have a cost and operational impact on our business, and failure to comply with such requirements could adversely impact our reputation, financial condition, results of operations and cash flows.

Cyberattacks are becoming more sophisticated, and U.S. government warnings have indicated infrastructure assets, including pipelines and electric generation and infrastructure, may be specifically targeted by certain groups. The TSA announced two new security directives in the second and third quarters of 2021. These directives required critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. In the third quarter of 2022, the TSA made significant updates to one of the security directives to require critical pipeline owners to establish and implement a TSA-approved Cybersecurity Implementation Plan, develop and maintain a Cybersecurity Incident Response Plan, and establish a Cybersecurity Assessment Plan. The TSA approved CenterPoint Energy’s Cybersecurity Implementation Plan in December 2022. The TSA further updated and renewed the pipeline security directive in July 2023 with updated requirements for Pipeline Cybersecurity Mitigation Actions, Contingency Planning, and Testing. CenterPoint Energy continues to take measures to comply with the TSA pipeline security directive requirements. We may be required to expend significant additional resources and costs to respond to cyberattacks, to continue to modify or enhance our protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. There is no certainty that such costs incurred will be recovered through rates. Any failure to remain in compliance with these government regulations or failure in our cybersecurity protective measures may result in enforcement actions which may have an adverse effect on our reputation, financial condition, results of operations and cash flows.

Failure to maintain the security of personal information could adversely affect us.

In connection with our businesses, we and our third parties (vendors, suppliers, and contractors) collect and retain personal information (for example, information of our customers, shareholders, suppliers and employees), and there is an expectation that we and such third parties will adequately protect that information. The regulatory environment surrounding information security and data privacy continues to evolve and is increasingly demanding. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant costs, fines and penalties and liabilities for us. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from attacks, and while we have implemented and maintain a data privacy program designed to manage and protect personal information, neither program can prevent all security or privacy breaches. We and some of our third parties that maintain personal information have experienced, and expect to continue to experience, data privacy incidents and breaches; however, to date, we have not experienced a material data privacy incident or breach. A significant theft, loss or fraudulent use of the personal information we maintain, or failure of our vendors, suppliers and contractors to use or maintain such data in accordance with contractual provisions and other legal requirements, could adversely impact our reputation and could result in significant costs, fines and penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection privacy, we may incur significant liabilities and penalties as a result.

We may not be successful in our adoption of AI, which could adversely affect our business, reputation, or financial results.

We are using and exploring the further use of AI, including generative AI, and its ability to enhance the services we offer to the communities we serve. There are significant risks involved in developing and deploying AI, and there can be no assurance that the use of AI will enhance our services or be beneficial to our business, including with respect to the efficiency and resiliency of our systems. For example, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others. In addition, the adoption of AI may subject us to new or enhanced governmental or regulatory scrutiny, new or amended laws, rules, directives, and regulations governing the use of AI, litigation, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. We may not be able to recover our investments in AI technology through our regulatory proceedings, and our use of AI may subject us to legal liability. Similarly, as AI continues to evolve we may not be able to adopt and implement AI as quickly as our customers or communities desire or regulators may require, which could also adversely affect us. AI is a relatively new and rapidly evolving technology, and we are unable to predict all of the risks that may result from the adoption of our AI initiatives.

General and Other Risks

Our revenues and results of operations are seasonal.

Houston Electric’s, Indiana Electric’s and Natural Gas’ revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity and natural gas usage, as applicable. Houston Electric’s revenues are generally higher during the warmer months. As in certain past years, unusually mild weather in the warmer months could diminish Houston Electric’s results of operations and harm its financial condition. Conversely, as in certain past years, extreme warm weather conditions could increase Houston Electric’s results of operations in a manner that would not likely be annually recurring. A significant portion of Indiana Electric’s sales are for space heating and cooling. Consequently, as in certain past years, Indiana Electric’s results of operations may be adversely affected by warmer-than-normal heating season weather or colder-than-normal cooling season weather, while, as has occurred in certain past years, more extreme seasonal weather conditions could increase Indiana Electric’s results of operations in a manner that would not likely be annually recurring. Natural Gas’ revenues are customarily higher during the winter months. As in certain past years, unusually mild weather in the winter months could diminish Natural Gas’ results of operations and harm its financial condition. Conversely, as occurred in certain past years, extreme cold weather conditions could increase its results of operations in a manner that would not likely be annually recurring. For information related to weather normalization regulatory mechanisms and weather hedges, see Note 9(a) to the consolidated financial statements. For additional risks related to the February 2021 Winter Storm Event, see Note 7 to the consolidated financial statements for further information.

Climate change could adversely impact financial results from our businesses and result in more frequent and more severe weather events that could adversely affect our results of operations.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories and our business. If climate changes occur that result in warmer temperatures than normal in our service territories, financial results from our businesses could be adversely impacted. For example, where natural gas is used to heat homes and businesses, warmer weather might result in less natural gas being used, adversely affecting us. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes, and severe winter weather conditions, including ice storms, all of which may impact our operations and ability to serve our customers. To the extent the frequency and severity of extreme weather events increases, our costs of providing service may increase, including the costs and availability of procuring insurance related to such impacts, and those costs may not be recoverable. Further, events of extreme weather could make it unsafe or hinder the effectiveness of our employees to fix, maintain and restore power to affected areas and could harm our reputation. Since certain of our facilities are located along or near the Texas gulf coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. Our Electric and Natural Gas operations in our service territories were both also impacted by the February 2021 Winter Storm Event and could experience a similar event in the future, which could have an adverse impact on our financial condition, results of operations and cash flows. In the long term, climate change could also cause shifts in population, including customers moving away from our service territories. When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results are impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs. To the extent we are unable to recover those costs or recover in a timely manner, or if recovery of such costs results in higher rates and reduced demand for our services, our future financial results may be adversely impacted. Similarly, public and private efforts to address climate change, such as by legislation, regulation, actions by private interest groups, and litigation, could impact our ability to continue operating our businesses as we do today, significant aspects of which rely on fossil fuels. These initiatives could have a significant impact on us and our operations as well as on our third-party suppliers, vendors and partners, which could impact us by among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to us. For further information on these initiatives, please see “— We are subject to operational…” Finally, we may be subject to climate change litigation, which could result in substantial fines, penalties or damages and restrictions on our operations. The oil and gas industry has already faced such litigation, challenging its marketing and use of fossil fuels and attributing climate change to emissions resulting from the use of fossil fuels, and other industries, including ours, could face such litigation in the future. For more information, see Note 7 to the consolidated financial statements, and “— CenterPoint Energy is subject to operational and financial risks...”

We are exposed to risks related to reduction in energy consumption due to factors such as changes in customers’ perceptions from incidents of other utilities.

Our businesses are affected by reduction in energy consumption due to factors including economic, climate and market conditions in our service territories, energy efficiency initiatives, use of alternative technologies and changes in our customers’ perceptions regarding natural gas usage as a result of incidents of other utilities involving natural gas pipelines, which could impact our ability to grow our customer base and our rate of growth. Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional delivery facilities. Customer growth and customer usage are affected by a number of factors outside our control, such as mandated energy efficiency measures, bans on or further regulation of natural gas-fired appliances, demand-side management goals, distributed generation resources and economic and demographic conditions, including population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. Declines in demand for electricity and natural gas in our service territories due to pipeline incidents of other utilities, increased electricity and natural gas prices as experienced during the February 2021 Winter Storm Event and during periods of persisting high inflation or economic downturns, among other factors, could reduce overall usage and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and natural gas. Although Houston Electric’s and Indiana Electric’s transmission and distribution businesses are subject to regulated allowable rates of return and recovery of certain costs under periodic adjustment clauses, overall declines in electricity delivered and used as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. A reduction in the rate of economic, employment and/or population growth could result in lower growth and reduced demand for and usage of electricity and natural gas in such service territories. Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or natural gas or number of customers and may result in our failure to fully realize anticipated benefits from significant capital investments and expenditures, which could have an adverse effect on our financial condition, results of operations and cash flows.

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging infrastructure assets, including the failure of equipment or processes and potential breakdowns due to such aging. The age of certain of our assets may result in a need for replacement or higher level of maintenance costs because of our risk based federal and state compliant integrity management programs. As part of our long-term capital plan, we continue to make upgrades to our aging infrastructure assets to enhance the reliability of our infrastructure. Failure to achieve timely and full recovery of expenses associated with our aging infrastructure could adversely impact revenues and could result in increased capital expenditures or expenses. In addition, the nature of information available on aging infrastructure assets may make inspections, maintenance, upgrading and replacement of the assets particularly challenging. Also, our ability to successfully maintain or replace our aging infrastructure may be delayed or be at a greater cost than anticipated due to supply chain disruptions. Further, with respect to Natural Gas’ operations, if certain pipeline replacements (for example, cast-iron or bare steel pipe) are not completed timely or successfully, government agencies and private parties might allege the uncompleted replacements caused events such as fires, explosions or leaks. Although we maintain insurance for certain of our facilities, our insurance coverage may not be sufficient in the event a catastrophic loss is alleged to have been caused by a failure to timely complete equipment replacements. Insufficient insurance coverage and increased insurance costs could adversely impact our financial condition, results of operations and cash flows. Finally, aging infrastructure may complicate our utility operations ability to address climate change concerns and efforts to enhance resiliency and reliability. See “— Disruptions to the global supply...”
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
•compliance mandates that result in penalties from our regulators;
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

We operate businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly and increasing in complexity. New technologies will emerge or grow that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant investments and expenditures so that we can continue to provide cost-effective and reliable methods for energy production and delivery. Among such technological advances are distributed generation resources (e.g., private solar, microturbines, fuel cells), energy storage devices and more energy-efficient buildings and products designed to reduce energy consumption and waste. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, such as under the IRA, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services, including Indiana Electric’s generating facilities becoming less competitive and economical. Further, certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Just as high inflation and rising interest rates, incentivize our customers to consume less energy, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric and natural gas devices or other improvements in or applications of technology could lead to declines in per capita energy consumption.

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

We currently have insurance in place, such as general liability and property insurance, to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage premiums continue to increase, and insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of our facilities may not be sufficient to fully cover or restore the loss or damage without negative impact on our financial condition, results of operations and cash flows. Costs, damages and other liabilities related to recent events and incidents that affected other utilities, such as wildfires, winter storms and explosions, among other things, have exceeded or could exceed such utilities’ insurance coverage. Further, as a result of these recent events and incidents, the marketplace for insurance coverage to utility companies may be unavailable or limited in capacity or any such available coverage may be deemed by us to be cost prohibitive under current conditions. Insurance premiums for any such coverage, if available, may not be eligible for recovery, whether in full or in part, by us through the rates charged by our utility businesses.

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
•delayed service to customers because of shutdowns and/or illness and travel restrictions among our employees;
•negative impacts to the financial condition of our customers and REPs and their ability to pay for our services, and our ability to disconnect service for non-payment may be limited, and state regulators may impose bill deferral programs;
•potential limits or significant or entire curtailments of the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our businesses, including delaying rate making proceedings;
•increased risk to our cybersecurity program as a result of an increase in cyberattacks during the pandemic and increased remote working arrangements, see above “Risks Affecting our Safety and Security Risks”;
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

Our businesses are dependent on recruiting, retaining and motivating employees. Like many companies in the utilities industry and other industries, we have experienced higher than normal turnover of employees as a result of a number of factors, including the COVID-19 pandemic, a tightening labor market, increasing remote working opportunities, employees shifting industries, individuals deciding not to work and a maturing workforce. Of our employee population, not including employees of Energy Systems Group prior to the divestiture on June 30, 2023 or temporary employees, 18.7%, 19.3% and 23.6% were retirement eligible as of December 31, 2023, 2022 and 2021, respectively. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our businesses, particularly the specialized skills and knowledge required to construct and operate generation facilities, a technology-enabled power grid and transmission and distribution infrastructure, among other facilities. If we are unable to successfully attract and retain an appropriately qualified workforce, our ability to execute on our 10-year capital plan and our results of operations could be negatively affected.

Furthermore, the operations of our facilities depend on good labor relations with our employees, and several of our businesses have in place collective bargaining agreements with different labor unions, comprising approximately 40% of our workforce. We have several separate bargaining units, each with a unique collective bargaining agreement described further in

Note 8(j) to the consolidated financial statements, which information is incorporated herein by reference. The collective bargaining agreements with Teamsters Local 135 related to SIGECO employees and Utility Workers Union of America, Local 175 related to VEDO employees are scheduled to expire in September 2024 and October 2024, respectively, and negotiations of these agreements are expected to be completed before the respective expirations. Any failure to reach an agreement on new labor contracts or to negotiate these labor contracts might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have an adverse effect on our businesses, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have an adverse effect on our businesses, results of operations and cash flows.

Item 1B.Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Our processes for assessing, identifying, and managing material risks from cybersecurity threats are part of our overall enterprise risk management system and processes. Enterprise risks, including cybersecurity risks, and their associated mitigations are reviewed at least annually by senior management and the Board of Directors. Throughout the year, we regularly assess our cybersecurity program and continue to invest in hardening and maturing our cybersecurity measures as further described below.

Managing Material Risks & Integrated Overall Risk Management

As a foundation of this approach, we have implemented a layered governance structure to help assess, identify, and manage cybersecurity risks. It starts with our internal Cybersecurity Operations Center (CSOC), which routinely analyzes threat information from external sources, monitors network activity, and responds to potential security incidents. In addition, our cybersecurity and privacy policies encompass incident response procedures and information security governance. As part of our ongoing assessment of our cybersecurity program, we monitor and make adjustments, as necessary, in support of compliance with current and emerging cybersecurity and privacy laws, regulations and guidance applicable to us in jurisdictions where we do business (including NERC CIP reliability standards and TSA security directives), as further described in Item 1A “Risk Factors.” Our internal audit team conducts regular internal security audits and vulnerability assessments of CenterPoint Energy’s systems and user data security practices.

In addition, CenterPoint Energy’s cybersecurity program is increasingly leveraging intelligence-sharing capabilities about emerging threats within the energy industry, across other industries, with specialized vendors, and through public-private partnerships with U.S. government intelligence agencies. By engaging with utility-specific organizations, CenterPoint Energy benefits from quality analysis and rapid sharing of security information across the energy sector. Such intelligence helps allow for better detection and prevention of emerging cyber threats before they materialize. Just as it tests its policies and plans internally, CenterPoint Energy also engages in external exercises such as the bi-annual GridEx Security Exercise to evaluate and address the preparedness of the industry as a whole.

Oversee Third-Party Risk

We conduct security risk assessments on proposed software, hardware, and third-party technology solutions used by CenterPoint Energy, including a diligence review of enterprise and security architecture, vendor security, and a privacy impact assessment when deemed appropriate. These assessments evaluate these technologies prior to deployment in CenterPoint Energy’s network environment. Further, we maintain a vendor risk management program, a component of which assesses the maturity of certain third parties and their cybersecurity and data privacy programs to help protect information shared with approved third parties. We also leverage third-party cybersecurity ratings of companies to inform our risk rating when conducting these assessments. Additionally, CenterPoint Energy imposes contractual obligations on vendors and other third-party business partners related to privacy, confidentiality, and data security based on their access to our data and systems and the nature and sensitivity of the data and systems. Such contractual provisions may specify the measures and safeguards that the parties must implement to protect our data from unauthorized access use, disclosure, modification, or destruction.

Engage Third Parties on Risk Management

We also undergo periodic external security audits, vulnerability assessments, and penetration testing of CenterPoint Energy’s systems and user data security practice, conducted by third-party consultants. We also conduct tabletop exercises to test our incident response processes. Further, as discussed below, we engage third parties to provide guidance and support to our cybersecurity management team.

Risks from Cybersecurity Threats

As described in Item 1A “Risk Factors,” our operations rely on the secure processing, storage, and transmission of confidential, sensitive, and other information within our computer systems and networks. Computer viruses, hackers, employee or vendor incidents, and other external hazards could expose our information systems—and those of our third parties who process our data, provide access to systems, or that have access to our systems—to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business, reputation, results of operations and financial condition, and subject us to possible legal claims and liability. While we have experienced cybersecurity incidents in the past, to date none have materially affected us, including our business strategy, results of operations or financial condition.

Governance

As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risks at several levels, including Board oversight, executive commitment, management support, and employee training.

Board of Directors Oversight

As of December 2023, our Audit Committee, comprised of independent directors from our Board, oversees the Board’s responsibilities relating to CenterPoint Energy’s cybersecurity and data privacy programs, including cybersecurity risk management. Prior to December 2023, our Governance, Environmental and Sustainability Committee, comprised of independent directors from our Board, oversaw cybersecurity responsibilities. As part of their risk oversight responsibilities, the applicable committee received quarterly reports from our Executive Vice President and General Counsel, or representatives from our cybersecurity or data privacy groups, and periodic reports from our third party consultants. Based on these reports, the applicable committee reported to the Board regarding certain cybersecurity or data privacy related items, including, among other items, CenterPoint Energy’s progress in maturing its cybersecurity program, results of audits, penetration and vulnerability testing of CenterPoint Energy’s cybersecurity program, the cybersecurity landscape and emerging threats, status of ongoing initiatives and strategies, incident reports and learnings from any cybersecurity events, compliance with regulatory requirements and industry standards, data privacy matters, and the cybersecurity budget.

Risk Management Personnel

Since January 2023, our cybersecurity program has been overseen by our Executive Vice President and General Counsel. Our Executive Vice President and General Counsel has significant risk management, governance and litigation experience. We believe these skills are needed in leadership of our cybersecurity program to help ensure that risk management, legal, disclosure and governance perspectives are considered in the design of our cybersecurity program and in evaluating and responding to potential cyber incidents. CenterPoint Energy currently engages a third-party consultant, who reports directly to the Executive Vice President and General Counsel, to provide Chief Information Security Officer (CISO) advisory services. This consultant has 15 years of experience serving in cybersecurity leadership positions, including as a CISO at a large U.S.-based power, utility, and gas company and also at a large multi-national energy products and services company. We also have management-level committees and an experienced CSOC team that support our processes to assess and manage cybersecurity risk as follows:

•The Data Privacy Office, led by our Senior Vice President, Deputy General Counsel, Chief Ethics and Compliance Officer, and Data Privacy Officer, addresses the collection, storage, usage, disclosure and destruction of data for specific business purposes and addresses existing and emerging laws, regulations, trends, expectations and best practices with regards to maintaining a mature data privacy program.

•The Risk Oversight Committee, which is supported by our Enterprise Risk Management function and chaired by our Executive Vice President and General Counsel, is comprised of senior executives from across CenterPoint Energy, monitors and oversees risks facing CenterPoint Energy, as well as provides risk assessments and control oversight for certain business activities, including overseeing CenterPoint Energy’s cybersecurity risks.

•The crisis management team, which includes senior executives across CenterPoint Energy, is alerted as appropriate to cybersecurity incidents, natural disasters, and business outages. This team has established and continually assesses CenterPoint Energy’s communications plan in the event of a crisis. Additionally, as appropriate, the Audit Committee or the Board are made aware of significant cybersecurity incidents in accordance with our cybersecurity incident response playbook.

•The Cybersecurity Awareness Governance Committee, which includes leaders from across CenterPoint Energy’s corporate functions and business units, each with expertise in, or with specific responsibility for, managing or protecting CenterPoint Energy’s assets, information and personnel. This committee provides strategic direction and oversight for CenterPoint Energy’s cybersecurity awareness and training initiatives.

•The Artificial Intelligence (AI) Steering Committee was established by CenterPoint Energy to provide strategic direction, oversight, and guidance in the planning, development, deployment, and management of AI initiatives within the organization. The committee's primary objective is to ensure that AI technologies are aligned with business goals, ethical considerations, appropriate security protections, and industry best practices while driving innovation and enhancing competitiveness.

These committees provide periodic summary reports on their activities and initiatives to appropriate senior executives, and the Executive Vice President and General Counsel and/or various members of the cyber and data privacy teams communicates updates to the Audit Committee or the Board.

At the employee level, we maintain an experienced information technology team that is tasked with implementing our privacy and cybersecurity programs and supporting the cybersecurity consultant in carrying out reporting, security and mitigation functions. We also hold employee trainings on privacy, cybersecurity, AI, records and information management, conduct phishing tests, and generally seek to promote awareness of cybersecurity risk through communication and education of our employee population. The Governance, Environmental and Sustainability Committee was, and now the Audit Committee will be, provided with periodic reports on our employee cybersecurity awareness efforts.

Item 2.Properties

The following discussion is based on the Registrants’ businesses as of December 31, 2023.

Character of Ownership

We lease or own our principal properties in fee, including our corporate office space and various real property. Most of our electric lines and natural gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

Electric (CenterPoint Energy and Houston Electric)

Properties

All of Houston Electric’s properties are located in Texas. Its properties consist primarily of high-voltage electric transmission lines and poles, distribution lines, substations, service centers, service wires, telecommunications networks and meters. Most of Houston Electric’s transmission and distribution lines have been constructed over lands of others pursuant to easements or along public highways and streets under franchise agreements and as permitted by law.
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

All real and tangible properties of Indiana Electric, subject to certain exclusions, are currently subject to the lien of the Amended and Restated Mortgage Indenture dated as of January 1, 2023, between SIGECO (Indiana Electric) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee.

Electric Lines - Transmission and Distribution. As of December 31, 2023, Houston Electric and Indiana Electric owned and operated the following electric transmission and distribution lines:

	Houston Electric		Indiana Electric
Description	Overhead Lines	Underground Lines	Indiana	Kentucky (1)
Transmission lines:	(in Circuit Miles)
69 kV	132	2	567	—
138 kV	2,333	24	420	9
345 kV	1,445	—	49	15
Total	3,910	26	1,036	24

	(in Circuit Miles)
Distribution lines	29,270	27,267	7,266	—

(1)These assets interconnect with Louisville Gas and Electric Company’s transmission system at Cloverport, Kentucky and with Big Rivers Electric Cooperative at Sebree, Kentucky.

Generating Capacity. In 2023, SIGECO completed the planned retirement of its A.B. Brown Units 1 & 2. As of December 31, 2023, Indiana Electric had 727 MW of installed generating capacity, as set forth in the following table.

Generation Source	Unit No.	Location	Date in Service	Capacity (MW)
Coal
F.B. Culley	2	Warrick County	1966	90
F.B. Culley	3	Warrick County	1973	270
Warrick (1)	4	Warrick County	1970	150
Total Coal Capacity				510
Gas
Brown (2)	3	Posey County	1991	80
Brown	4	Posey County	2002	80
Renewable Landfill Gas		Pike County	2009	3
Total Gas Capacity				163
Solar
Oak Hill		Evansville, Indiana	2018	2
Volkman		Evansville, Indiana	2018	2
Troy		Spencer County	2021	50
Total Solar Capacity				54
Total Generating Capacity (3)				727

(1)SIGECO and AGC own a 300 MW unit at the Warrick Power Plant as tenants in common. SIGECO exited joint operations of Warrick 4 on January 1, 2024.
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

Solar. Indiana Electric entered into an amended and restated BTA to build a 191 MW solar array in Posey County, Indiana. Additionally, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. For further information about Indiana Electric’s BTA’s, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Mobile Generation. As allowed by a law enacted by the Texas legislature after the February 2021 Winter Storm Event and amended in 2023, Houston Electric is leasing TEEEF that can aid in restoring power to customers during certain significant power outages that are impacting its distribution system. As of December 31, 2023, Houston Electric leased 505 MW of TEEEF. For more information, see Note 20 to the consolidated financial statements.

Substations.  A substation is a facility that transforms electricity from a higher voltage to a lower voltage or vice versa. Generally, this facility is the interface between the transmission system and the distribution grid.

	As of December 31, 2023
	Number of Substations	Transformer Capacity (in Mva)
Houston Electric	240	72,806
Indiana Electric	108	6,913
Total CenterPoint Energy	348	79,719

Service Centers.  Service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

	As of December 31, 2023
	Number of Service Centers	Acres of Land
Houston Electric	13	375
Indiana Electric	6	70
Total CenterPoint Energy	19	445

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

As of December 31, 2023, CenterPoint Energy’s and CERC’s Natural Gas owned and operated the following natural gas facilities:

	No. of Assets	Storage Capacity (Bcf)	Working Capacity (Bcf)	Maximum Daily Withdrawal Rate (MMcf)
CenterPoint Energy
Underground Natural Gas Storage Facility	8	43	14	305
CERC
Underground Natural Gas Storage Facility	5	32	9	205

			On-site Storage Capacity
	No. of Assets	Daily Production Rate (Dth)	Millions of Gallons	Dth
CenterPoint Energy and CERC
Propane Air-Gas Manufacturing Plant	16	247,000	14.1	1,228,000
LNG Plant Facility	1	72,000	12.0	1,010,000

The table below reflects CenterPoint Energy’s and CERC’s Natural Gas contracted upstream storage services as of December 31, 2023:

	Storage Capacity (Bcf)	Maximum Peak Daily Delivery (MMcf)
Upstream Storage Service	84	2,241
The table below reflects the approximate total linear miles of CenterPoint Energy’s and CERC’s Natural Gas distribution and transmission mains owned as of December 31, 2023:

	CenterPoint Energy	CERC
All Locations	84,000	81,000
Indiana and Ohio	22,000	19,000

CenterPoint Energy’s and CERC’s Natural Gas owned mains varying in size from one-half inch to 24 inches in diameter. CenterPoint Energy’s and CERC’s Natural Gas Indiana and Ohio mains are located in Indiana and Ohio except for, in the case of CenterPoint Energy, pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported to customers in Indiana. Generally, in each of the cities, towns and rural areas served by CenterPoint Energy’s and CERC’s Natural Gas, they own the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CenterPoint Energy’s and CERC’s Natural Gas receives gas are owned, operated and maintained by others, and their distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

As of December 31, 2023, CenterPoint Energy and CERC, through CEIP, owned and operated over 217 miles of intrastate pipeline in Louisiana and Texas.

Item 3.Legal Proceedings

For a discussion of material legal and regulatory proceedings, including environmental legal proceedings that involve a governmental authority as a party and that the Registrants reasonably believe would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, affecting the Registrants, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report and Note 15(d) to the consolidated financial statements, which information is incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Houston Electric and CERC.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CenterPoint Energy

As of February 12, 2024, CenterPoint Energy’s common stock was held by approximately 22,703 shareholders of record. CenterPoint Energy’s common stock is listed on the NYSE and NYSE Chicago and is traded under the symbol “CNP.”

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

Repurchases of Equity Securities

During the quarter ended December 31, 2023, none of CenterPoint Energy’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, were purchased by or on behalf of CenterPoint Energy or any “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

Houston Electric

As of February 12, 2024, all of Houston Electric’s 1,000 outstanding common shares were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

CERC

As of February 12, 2024, all of CERC Corp.’s 1,000 outstanding shares of common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

Item 6.        [Reserved]

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

OVERVIEW

Background

CenterPoint Energy, Inc. is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission, distribution and generation and natural gas distribution facilities. For a detailed description of CenterPoint Energy’s operating subsidiaries, please read Note 1 to the consolidated financial statements.

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

As of December 31, 2023, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other.

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

•The Corporate and Other reportable segment includes energy performance contracting and sustainable infrastructure services by Energy Systems Group through June 30, 2023, the date of the sale of Energy Systems Group, and corporate support operations that support CenterPoint Energy’s business operations. CenterPoint Energy’s Corporate and Other also includes office buildings and other real estate used for business operations.

Houston Electric and CERC each consist of a single reportable segment.

Subsequent Events. On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

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

We continue to execute on our strategic goals for our businesses which were set in 2021. These include our ten-year capital plan from 2021 through 2030, a focus on targeting controllable operations and maintenance savings for the benefit of our customers, prudent capital funding including divestitures of non-core assets, and net zero and carbon emission reduction goals. Our focus continues to be on the growth of our regulated utility businesses including our electric and gas utility operations, which comprise over 95% of our earnings for the year ended December 31, 2023. See Note 11 to the consolidated financial statements for further details.

Pursuant to this business strategy and in light of the nature of our businesses, significant amounts of capital investment are reflected in our current capital plan, which has increased to nearly $44 billion through 2030, a nearly 10% increase from the original 10-year plan. These investments include a focus on additional system resiliency, reliability, and grid modernization. These investments are not only intended to meet our customers’ current needs, but are also in anticipation for further organic growth and load growth from increased electrification in our service territories. To fund these capital investments, we rely on internally generated cash, borrowings under our credit facilities, proceeds from commercial paper, cash proceeds from strategic transactions (such as the sale of our Arkansas and Oklahoma LDC businesses in 2022 and our Energy Systems Group divestiture in 2023), and issuances of equity and debt in the capital markets to satisfy these capital needs.

We strive to maintain investment grade ratings for our securities to access the capital markets on terms we consider reasonable. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facilities, and may prevent us from accessing the commercial paper markets. Disruptions in the financial markets along with high or rising interest rates can also affect the availability of new capital on terms we consider attractive. In those circumstances, we may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt.

The regulation of electric transmission, distribution and generation facilities as well as natural gas pipelines and related facilities by federal and state regulatory agencies affects CenterPoint Energy’s, Houston Electric’s and CERC’s businesses. In accordance with applicable regulations, CenterPoint Energy, Houston Electric and CERC are making, and will continue to make, significant capital investments in their service territories under our capital plan to help operate and maintain safer, more reliable and growing electric and natural gas systems. The current economic environment (e.g., sustained higher interest rates and higher relative levels of inflation in the United States) discussed further below could result in heightened regulatory scrutiny as these regulatory agencies seek to reduce the financial impact of utility bills on customers.

While greater than 80% of CenterPoint Energy’s projected consolidated investments are expected to be recovered through interim capital recovery trackers or rate cases based on a forward test year, the balance is expected to be recovered through base rate cases. CERC’s Texas and Minnesota gas jurisdictions along with Indiana Electric have filed rates cases during 2023, and Houston Electric intends to file a rate case in early 2024 and CERC’s Ohio jurisdiction intends to file a rate case in the second half of 2024. The outcome of these base rate proceedings will determine, among other things, the ability to recover certain capital investments within those jurisdictions. The outcome of these base rate proceedings is uncertain and may be impacted by the current economic environment.

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

Rising inflation and sustained high interest rates and a recessionary environment could potentially adversely impact CenterPoint Energy’s ability to execute on its 10-year capital plan. The inability to execute on our capital plan may result in lost future revenues for CenterPoint Energy. Additionally, these economic conditions may affect customers’ ability to pay their utility bills which may preclude our ability to collect balances due from such customers.

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

Significant Events

Series A Preferred Stock Redemption. On September 1, 2023, CenterPoint Energy redeemed all of the outstanding shares of Series A Preferred Stock for cash of $800 million at a redemption price of $1,000 per share, plus accumulated and unpaid dividends thereon to, but excluding, the redemption date. For further information, see Note 12 to the consolidated financial statements.

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

On April 5, 2023, a final order was issued approving the $39 million revenue requirement from Houston Electric’s 2021 investment in TEEEF. On April 5, 2023, Houston Electric filed its second TEEEF filing requesting a TEEEF revenue requirement of $188 million or a net increase in TEEEF revenues of approximately $149 million. On August 28, 2023 the State Office of Administrative Hearings issued an Order setting interim rates to collect an annual revenue requirement at the filed amount. On September 26, 2023, intervenors filed testimony with various recommendations including extending the amortization period. A settlement was reached with parties that incorporated an 8 1/2 year amortization period and a TEEEF revenue requirement of $153 million based on the December 31, 2022 balance with interim rates effective December 15, 2023. The State Office of Administrative Hearings ALJ approved the revised interim rates and the settlement was approved by the PUCT in its order issued on February 1, 2024.

On June 29, 2023, Indiana Electric received the net securitization proceeds of $337 million from the issuance and sale of the SIGECO Securitization Bonds to reimburse or pay for qualified costs approved by the IURC related to the completed retirement of its A.B. Brown coal-fired generation facilities.

For further information, see Note 7 to the consolidated financial statements. For information related to our pending and completed regulatory proceedings to date in 2023 and to date in 2024, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. In 2023, CenterPoint Energy issued or borrowed a combined $6.0 billion in new debt, including Houston Electric’s issuance of $1.4 billion aggregate principal amount of general mortgage bonds, CERC’s issuance of $1.5 billion aggregate principal amount of senior notes and a $500 million term loan, SIGECO Securitization Subsidiary’s issuance of $341 million aggregate principal amount of SIGECO Securitization Bonds, SIGECO’s issuance of $650 million aggregate principal amount of first mortgage bonds, and CenterPoint Energy’s issuance of $1.0 billion aggregate principal amount of convertible senior notes, $400 million aggregate principal amount of senior notes and a $250 million term loan. During 2023, CenterPoint Energy repaid or redeemed a combined $3.0 billion of debt, including CERC’s repayment of $1.0 billion of term loans and $1.332 billion of senior notes maturing in 2023, CenterPoint Energy’s repayment of its

$250 million term loan and $350 million of its floating rate senior notes and SIGECO’s early redemption of $91 million of first mortgage bonds, excluding scheduled principal payments on Securitization Bonds. For information about debt transactions in 2023, see Note 13 to the consolidated financial statements.

CenterPoint Energy Leadership Transition. On March 15, 2023, CenterPoint Energy announced the appointment of Christopher A. Foster to the position of Executive Vice President and Chief Financial Officer, effective May 5, 2023. On September 27, 2023, CenterPoint Energy appointed Kristie L. Colvin to the position of Senior Vice President and Chief Accounting Officer of CenterPoint Energy and its affiliated subsidiaries, effective October 5, 2023. On October 26, 2023, CenterPoint Energy announced the retirement of Dave Lesar and appointment of Jason Wells to the position of President and Chief Executive Officer, effective January 5, 2024.

Subsequent Events. On January 10, 2024, CenterPoint Energy entered into an Equity Distribution Agreement with certain financial institutions with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $500 million. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933. CenterPoint Energy may also enter into one or more forward sales agreements pursuant to master forward confirmations. The offer and sale of Common Stock under the Equity Distribution Agreement will terminate upon the earliest of (1) the sale of all Common Stock subject to the Equity Distribution Agreement, (2) termination of the Equity Distribution Agreement, or (3) May 17, 2026. As of February 20, 2024, CenterPoint Energy has not issued any shares of Common Stock under the Equity Distribution Agreement and has not entered into any forward sale agreements.

Additionally, on February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors that apply to all Registrants unless otherwise indicated including:

•CenterPoint Energy’s business strategies and strategic initiatives, restructurings, including the completed Restructuring, joint ventures and acquisitions or dispositions of assets or businesses, including the proposed sale of our Louisiana and Mississippi natural gas local distribution company businesses, and the completed sale of Energy Systems Group, which we cannot assure will have the anticipated benefits to us;
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
•weather variations and other natural phenomena, including the impact of severe weather events on operations, capital and legislation such as in connection with the February 2021 Winter Storm Event;
•volatility in the markets for natural gas as a result of, among other factors, armed conflicts, including the conflict in the Middle East and any broader related conflict, and the conflict in Ukraine, and the related sanctions on certain Russian entities;
•disruptions to the global supply chain, including volatility in commodity prices, and tariffs and other legislation impacting the supply chain, that could prevent CenterPoint Energy from securing the resources needed to, among other things, fully execute on its 10-year capital plan or achieve its net zero and carbon emissions reduction goals;
•non-payment for our services due to financial distress of our customers and the ability of our customers, including REPs, to satisfy their obligations to CenterPoint Energy, Houston Electric and CERC, and the negative impact on such ability related to adverse economic conditions and severe weather events;

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
•direct or indirect effects on our facilities, resources, operations and financial condition resulting from terrorism, cyberattacks or intrusions, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events such as fires, ice, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes and other severe weather events, pandemic health events or other occurrences;
•tax legislation, including the effects of the IRA (which includes but is not limited to any potential changes to tax rates, CAMT imposed, tax credits and/or interest deductibility), as well as any changes in tax laws under the current or future administrations, and uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
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
•commercial bank and financial market conditions, including disruptions in the banking industry, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;
•inability of various counterparties to meet their obligations to us;
•the extent and effectiveness of our risk management activities;
•timely and appropriate regulatory actions, which include actions allowing securitization for any hurricanes or other severe weather events, or natural disasters or other recovery of costs, including stranded coal-fired generation asset costs;
•acquisition and merger or divestiture activities involving us or our industry, including the ability to successfully complete merger, acquisition and divestiture plans such as the proposed sale of our Louisiana and Mississippi natural gas local distribution company businesses;
•our ability to attract, effectively transition, motivate and retain management and key employees and maintain good labor relations;
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
•the effect of changes in and application of accounting standards and pronouncements; and

•other factors discussed in “Risk Factors” in Item 1A of Part I of this report and in other reports that the Registrants file from time to time with the SEC.

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

Income available to common shareholders for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,			Favorable (Unfavorable)
	2023	2022	2021	2023 to 2022	2022 to 2021
	(in millions)
Electric	$654	$603	$475	$51	$128
Natural Gas	533	492	403	41	89
Total Utility Operations	1,187	1,095	878	92	217
Corporate & Other (1)	(320)	(87)	(305)	(233)	218
Discontinued Operations	—	—	818	—	(818)
Total CenterPoint Energy	$867	$1,008	$1,391	$(141)	$(383)

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group through the date of sale on June 30, 2023, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders.

2023 Compared to 2022

Net Income.  CenterPoint Energy reported income available to common shareholders of $867 million for 2023 compared to income available to common shareholders of $1,008 million for 2022.

Income available to common shareholders decreased $141 million primarily due to the following items:

•an increase in net income of $51 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $41 million for the Natural Gas reportable segment, as further discussed below; and
•a decrease in income available to common shareholders of $233 million for Corporate and Other, primarily due to a pre-tax net gain of $86 million on the sale of Energy Transfer equity securities in 2022 further discussed in Note 11 to the consolidated financial statements, partially offset by $45 million of costs associated with early redemption of long-term debt in first quarter 2022. The decrease is also due to a loss on sale of $13 million and current tax expense of $32 million related to the divestiture of Energy Systems Group further discussed in Note 4 to the consolidated financial statements, as well as $19 million due to remeasurement of deferred income tax balances. The remaining variance is due largely to an increase in borrowing costs.

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

Subsequent Events. On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

CENTERPOINT ENERGY’S RESULTS OF OPERATIONS BY REPORTABLE SEGMENT

CenterPoint Energy’s CODM views net income as the measure of profit or loss for the reportable segments. Segment results include inter-segment interest income and expense, which may result in inter-segment profit and loss.

The following discussion of CenterPoint Energy’s results of operations is separated into two reportable segments, Electric and Natural Gas.

ELECTRIC

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Year Ended December 31,			Favorable (Unfavorable)
	2023	2022	2021	2023 to 2022	2022 to 2021
	(in millions, except throughput, weather and customer data)
Revenues	$4,290	$4,108	$3,763	$182	$345
Expenses:
Utility natural gas, fuel and purchased power	176	222	186	46	(36)
Operation and maintenance	1,880	1,864	1,761	(16)	(103)
Depreciation and amortization	872	793	775	(79)	(18)
Taxes other than income taxes	272	275	268	3	(7)
Total expenses	3,200	3,154	2,990	(46)	(164)
Operating Income	1,090	954	773	136	181
Other Income (Expense):
Interest expense and other finance charges	(303)	(235)	(226)	(68)	(9)
Other income (expense), net	56	31	23	25	8
Income before income taxes	843	750	570	93	180
Income tax expense	189	147	95	(42)	(52)
Net income	$654	$603	$475	$51	$128
Throughput (in GWh):
Residential	35,166	35,074	32,067	—%	9%
Total	108,766	105,541	103,000	3%	2%
Weather (percentage of normal weather for service area):
Cooling degree days	114%	110%	108%	4%	2%
Heating degree days	90%	121%	82%	(31)%	39%
Number of metered customers at end of period:
Residential	2,588,510	2,534,730	2,493,832	2%	2%
Total	2,916,028	2,858,203	2,814,859	2%	2%

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	2023 to 2022	2022 to 2021
	(in millions)
Revenues
Customer rates and impact of the change in rate design	$167	$38
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	122	157
Customer growth	26	28
Refund of protected and unprotected EDIT, offset in income tax expense	—	32
Impacts from increased peak demand in the prior year, collected in rates in the current year	—	2
Energy efficiency, partially offset in operation and maintenance below	—	(3)
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(5)	2
Pass-through revenues, offset in operation and maintenance below	(13)	21
Miscellaneous revenues, primarily related to service connections and off-system sales	(14)	11
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	(27)	(33)
Weather, efficiency improvements and other usage impacts	(28)	54
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	(46)	36
Total	$182	$345
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$30	$12
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	16	(48)
	$46	$(36)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(26)	$(77)
Contract services	(21)	(2)
Energy efficiency, offset in revenues above	(8)	4
Support services	(8)	20
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	—	3
Labor and benefits	7	7
Pass through expenses, offset in revenues above	11	(19)
All other operation and maintenance expense, including materials and supplies and insurance	29	(39)
Total	$(16)	$(103)
Depreciation and amortization
Ongoing additions to plant-in-service	$(106)	$(40)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	27	22
Total	$(79)	$(18)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$2	$(14)
Franchise fees and other taxes	1	7
Total	$3	$(7)
Interest expense and other finance charges
Changes in outstanding debt	$(76)	$(32)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	(4)	8
Other, primarily AFUDC and impacts of regulatory deferrals	12	15
Total	$(68)	$(9)
Other income (expense), net
Other income, including AFUDC - equity	$21	$8
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	4	—
Total	$25	$8

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 14 to the consolidated financial statements.

NATURAL GAS

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Year Ended December 31,			Favorable (Unfavorable)
	2023	2022	2021	2023 to 2022	2022 to 2021
	(in millions, except throughput, weather and customer data)
Revenues	$4,279	$4,946	$4,336	$(667)	$610
Expenses:
Utility natural gas, fuel and purchased power	1,888	2,665	1,941	777	(724)
Non-utility cost of revenues, including natural gas	3	4	18	1	14
Operation and maintenance	949	919	979	(30)	60
Depreciation and amortization	513	466	527	(47)	61
Taxes other than income taxes	245	261	253	16	(8)
Total expenses	3,598	4,315	3,718	717	(597)
Operating Income	681	631	618	50	13
Other Income (Expense)
Gain on sale	—	303	8	(303)	295
Interest expense and other finance charges	(188)	(137)	(141)	(51)	4
Other income (expense), net	15	(62)	(2)	77	(60)
Income from Continuing Operations Before Income Taxes	508	735	483	(227)	252
Income tax expense (benefit)	(25)	243	80	268	(163)
Net Income	$533	$492	$403	$41	$89
Throughput (in Bcf):
Residential	199	240	241	(17)%	—%
Commercial and industrial	418	424	428	(1)%	(1)%
Total Throughput	617	664	669	(7)%	(1)%
Weather (percentage of 10-year average for service area):
Heating degree days	86%	106%	91%	(20)%	15%
Number of customers at end of period:
Residential	4,010,113	3,964,221	4,372,428	1%	(9)%
Commercial and industrial	303,841	301,834	354,602	1%	(15)%
Total	4,313,954	4,266,055	4,727,030	1%	(10)%

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	2023 to 2022	2022 to 2021
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$(754)	$923
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	(38)	(457)
Gross receipts tax, offset in taxes other than income taxes below	(17)	19
Weather and usage	(7)	22
Refund of protected and unprotected EDIT, offset in income tax expense	3	6
Non-volumetric and miscellaneous revenue	14	26
Energy efficiency and other pass-through, offset in operation and maintenance below	17	3
Non-utility revenues, including impacts of MES disposal	18	(17)
Customer growth	20	16
Customer rates and impact of the change in rate design, exclusive of the TCJA impact below	77	69
Total	$(667)	$610
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	$754	$(923)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	23	199
	$777	$(724)
Non-utility costs of revenues, including natural gas
Non-utility cost of revenues, including natural gas	$1	$14
	$1	$14
Operation and maintenance
Miscellaneous operations and maintenance expenses, including bad debt expense	$(36)	$(21)
Energy efficiency and other pass-through, offset in revenues above	(17)	(3)
Contract services	(3)	(14)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	3	125
Labor and benefits, primarily due to headcount	11	(5)
Corporate support services	12	(22)
Total	$(30)	$60
Depreciation and amortization
Incremental capital projects placed in service	$(49)	$(23)
Lower depreciation rates in Indiana from 2021 rate order	—	18
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	2	66
Total	$(47)	$61
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$17	$(19)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	1	23
Incremental capital projects placed in service	(2)	(12)
Total	$16	$(8)
Gain on Sale
Gain on Sale of Arkansas and Oklahoma Natural Gas businesses in 2022	$(303)	$295
Total	$(303)	$295
Interest expense and other finance charges
Changes in outstanding debt	$(59)	$(11)
Other, primarily AFUDC and impacts of regulatory deferrals	8	15
Total	$(51)	$4
Other income (expense), net
Changes to non-service benefit cost, primarily settlement cost incurred in 2022	$60	$(66)
AFUDC - Equity, primarily from increased capital spend	10	3
Other miscellaneous non-operating income (expenses)	7	3
Total	$77	$(60)

Income Tax Expense (Benefit). For a discussion of effective tax rate per period by Registrant, see Note 14 to the consolidated financial statements.

Subsequent Events. On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

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

	Year Ended December 31,			Favorable (Unfavorable)
	2023	2022	2021	2023 to 2022	2022 to 2021
	(in millions, except throughput, weather and customer data)
Revenues:
TDU	$3,514	$3,205	$2,894	$309	$311
Bond Companies	163	207	240	(44)	(33)
Total revenues	3,677	3,412	3,134	265	278
Expenses:
Operation and maintenance, excluding Bond Companies	1,669	1,647	1,591	(22)	(56)
Depreciation and amortization, excluding Bond Companies	593	479	429	(114)	(50)
Taxes other than income taxes	262	261	251	(1)	(10)
Bond Companies	159	194	219	35	25
Total	2,683	2,581	2,490	(102)	(91)
Operating Income	994	831	644	163	187
Interest expense and other finance charges	(259)	(202)	(183)	(57)	(19)
Interest expense on Securitization Bonds	(8)	(13)	(21)	5	8
Other income, net	34	19	17	15	2
Income before income taxes	761	635	457	126	178
Income tax expense	168	125	76	(43)	(49)
Net income	$593	$510	$381	$83	$129
Throughput (in GWh):
Residential	33,830	33,676	30,650	—%	10%
Total	103,862	100,062	96,898	4%	3%
Weather (percentage of 10-year average for service area):
Cooling degree days	114%	110%	109%	4%	1%
Heating degree days	92%	120%	80%	(28)%	40%
Number of metered customers at end of period:
Residential	2,455,309	2,402,329	2,359,168	2%	2%
Total	2,763,535	2,706,598	2,660,938	2%	2%

The following table provides variance explanations by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	2023 to 2022	2022 to 2021
	(in millions)
Revenues
Customer rates and impact of the change in rate design	$187	$30
Transmission Revenues, including TCOS and TCRF and impact of the change in rate design, inclusive of costs billed by transmission providers	120	157
Customer growth	25	27
Energy efficiency, partially offset in operation and maintenance below	1	(3)
Refund of protected and unprotected EDIT, offset in income tax expense	—	32
Impacts from increased peak demand in the prior year, collected in rates in the current year	—	2
Miscellaneous revenues	(4)	5
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(5)	1
Weather impacts and other usage	(15)	60
Bond Companies, offset in other line items below	(44)	(33)
Total	$265	$278
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(26)	$(77)
Contract services	(23)	3
Energy efficiency program costs, offset in revenues above	(8)	3
Support services	(6)	24
Labor and benefits	3	12
All other operation and maintenance expense, including materials and supplies and insurance	38	(21)
Total	$(22)	$(56)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(114)	$(50)
Total	$(114)	$(50)
Taxes other than income taxes
Franchise fees and other taxes	$(2)	$4
Incremental capital projects placed in service, and the impact of changes to tax rates	1	(14)
Total	$(1)	$(10)
Bond Companies expense
Operations and maintenance and depreciation expense, offset by revenues above	$35	$25
Total	$35	$25
Interest expense and other finance charges
Changes in outstanding debt	$(64)	$(32)
Other, primarily AFUDC and impacts of regulatory deferrals	7	13
Total	$(57)	$(19)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset by revenues above	$5	$8
Total	$5	$8
Other income, net
Other income, including AFUDC - equity	$11	$2
Bond Companies	4	—
Total	$15	$2

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

	Year Ended December 31,			Favorable (Unfavorable)
	2023	2022	2021	2023 to 2022	2022 to 2021
	(in millions, except throughput, weather and customer data)
Revenues:	4,149	4,800	4,200	(651)	600
Expenses:
Utility natural gas	1,856	2,607	1,885	751	(722)
Non-utility cost of revenues, including natural gas	3	4	17	1	13
Operation and maintenance	904	886	973	(18)	87
Depreciation and amortization	493	448	483	(45)	35
Taxes other than income taxes	243	257	249	14	(8)
Total expenses	3,499	4,202	3,607	703	(595)
Operating Income	650	598	593	52	5
Other Income (Expense)
Gain on sale	—	557	11	(557)	546
Interest expense and other finance charges	(178)	(130)	(134)	(48)	4
Other income (expense), net	14	(64)	(4)	78	(60)
Income Before Income Taxes	486	961	466	(475)	495
Income tax expense (benefit)	(26)	236	76	262	(160)
Net Income	$512	$725	$390	$(213)	$335
Throughput (in BCF):
Residential	194	233	235	(17)%	(1)%
Commercial and industrial	386	389	396	(1)%	(2)%
Total Throughput	580	622	631	(7)%	(1)%
Weather (percentage of 10-year average for service area):
Heating degree days	86%	106%	91%	(20)%	15%
Number of customers at end of period:
Residential	3,905,388	3,859,726	4,268,385	1%	(10)%
Commercial and industrial	293,235	291,184	336,828	1%	(14)%
Total	4,198,623	4,150,910	4,605,213	1%	(10)%

The following table provides variance explanations by major income statement caption for CERC:

	Favorable (Unfavorable)
	2023 to 2022		2022 to 2021
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$(728)		$921
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	(38)		(457)
Gross receipts tax, offset in taxes other than income taxes	(15)		19
Weather and usage	(7)		22
Refund of protected and unprotected EDIT, offset in income tax expense	3		6
Energy efficiency and other pass-through, offset in operation and maintenance	8		8
Non-volumetric and miscellaneous revenue	13		26
Non-utility revenues, including impacts of MES disposal	18		(17)
Customer growth	20		16
Customer rates and impact of the change in rate design, exclusive of the TCJA impact	75		56
Total	$(651)		$600
Utility natural gas
Cost of natural gas, offset in revenues above	$728		$(921)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	23		199
Total	$751		$(722)
Non-utility costs of revenues, including natural gas
Other, primarily non-utility cost of revenues	$1		$13
Total	$1		$13
Operation and maintenance
Miscellaneous operations and maintenance expenses, including bad debt expense	$(36)		$(20)
Energy efficiency and other pass-through, offset in revenues above	(8)		(8)
Contract services	—		(8)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	3		125
Labor and benefits	11		(4)
Corporate Support Services	12		2
Total	$(18)		$87
Depreciation and amortization		Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale
Incremental capital projects placed in service	$(47)		$(44)
Indiana lower depreciation rates from recent rate order	—		13
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	2		66
Total	$(45)		$35
Taxes other than income taxes
Gross receipts tax, offset in revenues	$15		$(19)
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	1		23
Incremental capital projects placed in service	(2)		(12)
Total	14		(8)
Gain on sale
Net gain on sale of Arkansas and Oklahoma Natural Gas businesses	$(557)		$546
Total	$(557)		$546
Interest expense and other finance charges
Changes in outstanding debt	$(56)		$(11)
Other, primarily AFUDC and impacts of regulatory deferrals	8		15
Total	$(48)		$4
Other income (expense), net
Changes to non-service benefit cost, primarily settlement cost incurred in 2022	$60		$(65)
Increase in Equity AFUDC	9		2
Other miscellaneous non-operating income (expenses)	9		—
Nine days in January 2022 for Arkansas and Oklahoma Natural Gas businesses due to sale	—		3
Total	$78		$(60)

Income Tax Expense (Benefit). For a discussion of effective tax rate per period, see Note 14 to the consolidated financial statements.

Subsequent Events. On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The net cash provided by (used in) operating, investing and financing activities for 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$3,877	$1,401	$2,312	$1,810	$966	$856	$22	$770	$(1,219)
Investing activities	(4,233)	(2,503)	(1,643)	(1,628)	(2,435)	406	(1,851)	(1,617)	(1,287)
Financing activities	374	1,103	(668)	(345)	1,324	(1,277)	1,916	926	2,515

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities:

	Year Ended December 31,
	2023 compared to 2022			2022 compared to 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$394	$235	$170	$(492)	$211	$(169)
Changes in working capital	917	229	358	(615)	(177)	(107)
Changes in net regulatory assets and liabilities (1)	809	(89)	908	2,529	196	2,339
Changes in equity in earnings of unconsolidated affiliates (2)	—	—	—	339	—	—
Changes in distributions from unconsolidated affiliates (2)	—	—	—	(155)	—	—
Lower pension contribution	3	—	—	26	—	—
Other	(56)	60	20	156	(34)	12
	$2,067	$435	$1,456	$1,788	$196	$2,075

(1)The change in net regulatory assets and liabilities at CenterPoint Energy and CERC is primarily due to securitization of the incurred natural gas costs associated with the February 2021 Winter Storm Event. See Note 7 to the consolidated financial statements for more information on the February 2021 Winter Storm Event.
(2)In September 2021, CenterPoint Energy’s equity investment in Enable met the held for sale criteria and is reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. For further information, see Note 4 to the consolidated financial statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities:

	Year Ended December 31,
	2023 compared to 2022			2022 compared to 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Proceeds from the sale of equity securities	$(702)	$—	$—	$(618)	$—	$—
Net change in capital expenditures	18	157	42	(1,255)	(817)	(337)
Transaction costs related to the Enable Merger	—	—	—	49	—	—
Cash received related to Enable Merger	—	—	—	(5)	—	—
Net change in notes receivable from unconsolidated affiliates	—	(238)	(1)	—	—	—
Proceeds from divestitures	(1,931)	—	(2,075)	2,053	—	2,053
Other	10	13	(15)	(1)	(1)	(23)
	$(2,605)	$(68)	$(2,049)	$223	$(818)	$1,693

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities:

	Year Ended December 31,
	2023 compared to 2022			2022 compared to 2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(981)	$—	$(227)	$(1,206)	$—	$(646)
Net changes in long-term debt outstanding, excluding commercial paper	2,560	373	(778)	(1,231)	386	(936)
Net changes in debt and equity issuance costs	(19)	4	—	2	(5)	(4)
Net changes in short-term borrowings	(462)	—	(462)	479	—	479
Redemption of Series A Preferred Stock	(800)	—	—	—	—	—
Increased payment of Common Stock dividends	(45)	—	—	(55)	—	—
Decreased (increased) payment of Preferred Stock dividends	(1)	—	—	58	—	—
Payment of obligation for finance lease	485	485	—	(306)	(306)	—
Net change in notes payable from affiliated companies	—	(772)	1,517	—	(374)	(2,007)
Contribution from parent	—	(258)	211	—	1,013	149
Dividend to parent	—	(51)	348	—	(316)	(827)
Other	(18)	(2)	—	(2)	—	—
	$719	$(221)	$609	$(2,261)	$398	$(3,792)

Future Sources and Uses of Cash

The Registrants expect that anticipated 2024 cash needs will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, proceeds from sales of Common Stock under the Equity Distribution Agreement further described in Note 21 to the consolidated financial statements, anticipated cash flows from operations, and with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Discretionary financing or refinancing may result in the issuance of equity securities of CenterPoint Energy or debt securities of the Registrants in the capital markets or the arrangement of additional credit facilities or term bank loans. Issuances of equity or debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

Material Current and Long-term Cash Requirements. The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure for electric and natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for 2024 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$3,669	$1,895	$1,385
Maturing CenterPoint Energy senior notes	850	—	—
Scheduled principal payments on Securitization Bonds	178	161	—
Maturing SIGECO first mortgage bonds	22	—	—
Minimum contributions to pension plans and other post-retirement plans	17	1	4

The following table sets forth the Registrants’ estimates of the Registrants’ capital expenditures currently planned for projects for 2024 through 2028. See Note 17 to the consolidated financial statements for CenterPoint Energy’s actual capital expenditures by reportable segment for 2023.

	2024	2025	2026	2027	2028
CenterPoint Energy	(in millions)
Electric	$2,205	$3,341	$3,589	$3,080	$3,018
Natural Gas	1,450	1,432	1,604	1,469	1,344
Corporate and Other	14	20	20	20	20
Total	$3,669	$4,793	$5,213	$4,569	$4,382
Houston Electric (1)	$1,895	$2,598	$2,663	$2,822	$2,816
CERC (1)	$1,385	$1,370	$1,486	$1,391	$1,271

(1)Houston Electric and CERC each consist of a single reportable segment.

Capital Expenditures for Climate-Related Projects. As part of its approximately $44.5 billion 10-year capital expenditure plan, which concludes in 2030, CenterPoint Energy anticipates spending over $3 billion in cleaner energy investments and enablement, which may be used to support, among other things, renewable energy generation and electric vehicle expansion.

The following table summarizes the Registrants’ material current and long-term cash requirements as of December 31, 2023.

	Total	2024	2025-2026	2027-2028	2029 and thereafter
	(in millions)
CenterPoint Energy
Securitization Bonds (1)	$502	$178	$27	$29	$268
Other long-term debt (1) (2)	18,282	872	2,311	3,894	11,205
Interest payments — Securitization Bonds (3)	187	27	32	29	99
Interest payments — other long-term debt (3)	9,238	835	1,652	1,317	5,434
Short-term borrowings	4	4	—	—	—
Commodity and other commitments (4)	6,749	993	2,002	982	2,772
Total cash requirements	$34,962	$2,909	$6,024	$6,251	$19,778
Houston Electric
Securitization Bonds (1)	$161	161	—	—	—
Other long-term debt (1)	7,513	—	300	800	6,413
Interest payments — Securitization Bonds (3)	4	4	—	—	—
Interest payments — other long-term debt (3)	5,340	306	610	583	3,841
Total cash requirements	$13,018	$471	$910	$1,383	$10,254

	Total	2024	2025-2026	2027-2028	2029 and thereafter
	(in millions)
CERC
Long-term debt	$4,700	$—	$70	$1,740	$2,890
Interest payments — long-term debt (3)	2,213	240	478	398	1,097
Short-term borrowings	4	4	—	—	—
Commodity and other commitments (4)	4,245	679	1,083	799	1,684
Total cash requirements	$11,162	$923	$1,631	$2,937	$5,671

(1)Balances reflect aggregate principal amounts outstanding and do not include unamortized discounts, premiums or issuance costs. See Note 13 to the consolidated financial statements for additional information.
(2)ZENS obligations are included in the 2029 and thereafter column at their contingent principal amount of $18 million as of December 31, 2023. These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($538 million as of December 31, 2023), as discussed in Note 11 to the consolidated financial statements.
(3)The Registrants calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, the Registrants calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, the Registrants used interest rates in place as of December 31, 2023. The Registrants typically expect to settle such interest payments with cash flows from operations and short-term borrowings.
(4)For a discussion of commodity and other commitments, see Note 15(a) to the consolidated financial statements.

The table above does not include the following:

•estimated future payments for expected future AROs primarily estimated to be incurred after 2026. See Note 3(c) to the consolidated financial statements for further information.
•expected contributions to pension plans and other postretirement plans in 2024. See Note 8(g) to the consolidated financial statements for further information.
•operating leases. See Note 20 to the consolidated financial statements for further information.

Off-Balance Sheet Arrangements. Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy (see Note 13 to the consolidated financial statements) and short-term leases, the Registrants have no off-balance sheet arrangements.

Regulatory Matters

February 2021 Winter Storm Event

For information about the February 2021 Winter Storm Event, see Note 7 to the consolidated financial statements.

Indiana Electric Securitization of Generation Retirements (CenterPoint Energy)

For further information about the issuance of SIGECO Securitization Bonds, see Note 7 to the consolidated financial statements.

Indiana Electric CPCN (CenterPoint Energy)

BTAs

On February 23, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to purchase the Posey solar project. On October 27, 2021, the IURC issued an order approving the CPCN, authorizing Indiana Electric to purchase the Posey solar project through a BTA to acquire its solar array assets for a fixed purchase price and approved recovery of costs via a levelized rate over the anticipated 35-year life. Due to community feedback and rising project costs caused by inflation and supply chain issues affecting the energy industry, Indiana Electric, along with Arevon, the developer, announced plans in January 2022 to downsize the Posey solar project to 191 MW. Indiana Electric collaboratively agreed to the scope change, and on February 1, 2023, Indiana Electric entered into an amended and restated BTA that is contingent on further IURC review and approval. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve the amended BTA. With the passage of the IRA,

Indiana Electric can now pursue PTCs for solar projects. Indiana Electric requested that project costs, net of PTCs, be recovered in rate base rather than a levelized rate, through base rates or the CECA mechanism, depending on which provides more timely recovery. On September 6, 2023 the IURC issued an order approving the CPCN. The Posey solar project is expected to be placed in service in 2025 and recovered through base rates.
On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing was held on November 1, 2022. On January 11, 2023, the IURC issued an order approving the settlement agreement authorizing Indiana Electric to purchase and acquire the Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project under Ind. Code Ch. 8-1-8.8, approved the proposed levelized rate and associated ratemaking and accounting treatment. Due to inflationary pressures, the developer disclosed that costs have exceeded the agreed upon levels in the BTA. Once pricing is updated and parties determine whether to continue with the project, Indiana Electric may have to refile for approval of the project with the IURC, which could delay the in-service date from 2025 to 2026. If Indiana Electric is not able to reach a mutually acceptable solution with the developers of the Pike County Solar project, Indiana Electric may seek to terminate the project.

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility with installed capacity of 200 MWs through a BTA, consistent with its 2019/2020 IRP that calls for up to 300 MWs of wind generation. The wind project is located in MISO’s Central Region. Indiana Electric has approval to recover the costs of the wind facility via the CECA mechanism, which is expected to be placed in service by the end of 2026. On June 6, 2023 the IURC issued an order approving the CPCN, and thereby authorizing Indiana Electric to purchase the wind generating facility. However, as of the date of this Form 10-K, Indiana Electric has not entered into any definitive agreement relating to this wind energy generating facility, and it is not certain that a definitive agreement will be entered into at all.

PPAs

Indiana Electric also sought approval in February 2021 for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. In October 2021, the IURC approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. Due to rising project costs caused by inflation and supply chain issues affecting the energy industry, Clenera LLC and Indiana Electric were compelled to renegotiate terms of the agreement to increase the PPA price. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with certain modifications. Revised purchase power costs are requested to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA. On May 30, 2023, the IURC approved the Warrick County solar amended PPA; however, due to MISO interconnection study delays, the developer disclosed the project in-service date could be delayed from 2025 to 2026.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On February 22, 2023 the IURC approved the Knox County solar amended PPA; however, due to MISO interconnection delays, the project in-service date could be delayed from 2024 to 2025. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. Revised purchase power costs were approved to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA with Oriden. On May 30, 2023, the IURC approved the Vermillion County solar amended PPA; however, due to MISO interconnection study delays, the developer disclosed the project in-service date could be delayed from 2025 to 2026.

Natural Gas Combustion Turbines

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. On June 28, 2022, the IURC approved the CPCN. The estimated $334 million turbine facility is being constructed at the previous site of the A.B. Brown power plant in Posey County, Indiana and will provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana Electric’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5 mile pipeline will be constructed and operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. FERC granted a certificate to construct the pipeline on October 20, 2022. The period to challenge FERC’s certificate in a federal district court expired on February 20, 2023. Indiana Electric granted its contractor a full notice to proceed to construct the turbines on December 9, 2022. The facility is targeted to be operational by mid year 2025. Recovery of the proposed natural gas combustion turbines and regulatory asset is included in the forecasted test year in the Indiana Electric rate case, which was filed with the IURC on December 5, 2023.

For more information regarding uncertainties related to our solar projects, see Item 1A of Part I of this combined Form 10-K and “ —Solar Panel Issues” below.

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine. The unit returned to service in March 2023. In testimony filed September 13, 2023, the OUCC and an intervenor that represents industrial customers filed testimony with the IURC alleging that Indiana Electric did not act prudently which led to the unplanned outage and recommended disallowances between $21 million to $27 million. On October 23, 2023, Indiana Electric filed rebuttal testimony with the IURC and an evidentiary hearing was held on November 2, 2023. Indiana Electric expects a decision from the IURC in the first half of 2024.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a CPCN with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. In November 2021, the PUCT approved a route that was estimated to cost $25 million and issued a final order on January 12, 2022. There have been project delays due to supply chain constraints in the developer acquiring solar panels. Houston Electric substantially completed construction in the fall of 2023, and the transmission line is expected to be energized shortly after the generation facility is complete, which is anticipated to occur in the first quarter of 2025.

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

Mill Creek Transmission Project (CenterPoint Energy and Houston Electric)

On November 17, 2023, Houston Electric filed a CCN application with the PUCT for approval to build a 138 kV double circuit transmission line in Harris and Montgomery Counties, Texas that will connect Houston Electric’s transmission system to Houston Electric’s planned Mill Creek substation. The actual capital costs of the project, including the transmission line and the planned Kilgore substation, will depend on actual land acquisition costs, construction costs, and other factors and have been estimated to be $61 million to $90 million. A decision on the approval of the project in the PUCT proceeding is expected in the second or third quarter of 2024.

Texas Legislation (CenterPoint Energy, Houston Electric and CERC)

Houston Electric and CERC are reviewing legislation passed in 2023 and associated PUCT rulemaking projects, including the following pieces of legislation that became law during the 88th Texas Legislature, including:

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
•House Bill 2555 is effective June 13, 2023 and allows an electric utility to create a transmission and distribution system resiliency plan with the PUCT and associated cost recovery to enhance its system through hardening, undergrounding certain lines, flood mitigation measures, and vegetation management. On January 18, 2024 the PUCT issued an Order adopting its Resiliency Plan Rule (16 TAC 25.62);
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
•Senate Bill 1016 is effective May 5, 2023 and requires the PUCT to presume that all employee compensation and benefits are reasonable and necessary when establishing a utility’s rates if based upon market compensation studies issued within the last three years; it includes exceptions for utility officer incentives that are based on financial metrics. Certain incentive compensation that is in-line with market studies will be presumed reasonable and recoverable; and
•Senate Bill 1076 is effective June 2, 2023 and moves the timeline for the PUCT to approve CCN for transmission projects to 180 days after the date of filing, rather than the first anniversary of the day it was filed.

Minnesota Legislation (CenterPoint Energy and CERC)

The Natural Gas Innovation Act was passed by the Minnesota legislature in June 2021 with bipartisan support. This law establishes a regulatory framework to enable the state’s investor-owned natural gas utilities to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions and advancing the state’s clean energy future. The maximum allowable cost for an innovation plan will start at 1.75% of the utility's revenue in the state and could increase to 4% by 2033, subject to review and approval by the MPUC. Specifically, the Natural Gas Innovation Act allows a natural gas utility to submit an innovation plan for approval by the MPUC which could propose the use of renewable energy resources and innovative technologies such as:

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

On June 28, 2023, CERC submitted its first innovation plan to the MPUC; the five-year plan includes 18 pilot projects and seven smaller research-and-development projects. These projects will deploy and evaluate a broad array of innovative resources including made-in-Minnesota alternative gases such as renewable natural gas and green hydrogen as well as pioneering technologies such as a networked geothermal district energy system and end-use carbon capture. The proposed plan requires approval from the MPUC through a review process that is expected to take about one year. The MPUC requested comments by September 15, 2023 if parties believe that the filing is incomplete based on the reporting requirements or if parties do not believe that that the MPUC’s standard informal proceeding process is appropriate. No parties filed comments regarding completeness or raising concerns that the MPUC’s standard informal procedural process is inappropriate. The initial comment period closed January 15, 2024, reply comments are due March 15, 2024 and supplemental comments are due May 15, 2024; CERC anticipates the MPUC will hear this matter after the final comments are received.

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

TDSIC 2.0 (CenterPoint Energy)

On May 24, 2023, Indiana Electric filed its petition and case-in-chief with the IURC requesting, among other things, approval of its five-year plan for transmission, distribution, and storage improvements pursuant to Ind. Code ch. 8-1-39 (TDSIC Plan). Intervenors filed their case in chief on August 16, 2023 and Indiana Electric filed rebuttal on August 29, 2023. A hearing was held on September 13, 2023 and an order approving the TDSIC Plan was issued on December 27, 2023. The approved five-year TDSIC Plan, covering the period January 1, 2024 through December 31, 2028, consists of approximately $454 million in proposed investments across seven different programs: (1) Distribution 12kV Circuit Rebuild, (2) Distribution Underground Rebuild, (3) Distribution Automation, (4) Wood pole replacement, (5) Transmission Line Rebuild, (6) Substation Rebuild, and (7) Substation Physical Security.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, Registrants are periodically involved in proceedings to adjust its capital tracking mechanisms (e.g., CSIA, DCRF, DRR, GRIP, TCOS, ECA, CECA and TDSIC), its cost of service adjustments (e.g., RSP and RRA), its decoupling mechanism (e.g., Decoupling and SRC), and its energy efficiency cost trackers (e.g., CIP, DSMA, EECR, EECRF, EEFC and EEFR).

Houston Electric Rate Case. Texas law mandates that electric utilities file a base rate proceeding no later than every four years from the date of their last base rate proceeding final order. Houston Electric’s most recent base rate proceeding order was approved by the PUCT on March 9, 2020, in Docket No. 49421. Therefore, Houston Electric is required to file its next base rate proceeding no later than March 9, 2024.

Texas Gas Rate Case. On October 30, 2023 CERC filed an application with the Railroad Commission and municipal regulatory authorities to set new natural gas base rates that would be applied consistently across the approximately 1.9 million customers. The requested increase is approximately 3.1% or $37 million based on an historical test year ending June 30, 2023. The need for a rate change is primarily driven by the continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets, and changes in other costs to serve customers. The request reflects a proposed 10.50% ROE on a 60.61% equity ratio. Intervenor testimony is due in early March 2024, followed by staff testimony. Rebuttal testimony is due in late March 2024 and a hearing on the merits is scheduled for mid-April 2024. A final order is expected in Q2 2024.

Minnesota Rate Case. On November 1, 2023, CERC filed an application with the MPUC requesting an adjustment to delivery charges in 2024 and 2025 for the natural gas business in Minnesota. The requested increase is approximately 6.5% or $85 million for 2024 and an additional approximately 3.7% or $52 million for 2025. The need for a rate change is primarily driven by the continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets, and changes in other costs to serve customers. The request reflects a proposed 10.3% ROE on a 52.5% equity ratio. Interim rates of $69 million were implemented as of January 1, 2024. A decision on 2025 interim rates was delayed until the fourth quarter of 2024. The anticipated decision date of the rate case is July 1, 2025.

Indiana Electric Rate Case. On December 5, 2023, Indiana Electric filed a petition with the IURC for authority to modify its rates and charges for electric utility service through a phase-in of rates. The requested increase is approximately 16% or $119 million based on a forward looking 2025 test year. The need for a rate increase is primarily driven by the continuing investment that is being made to ensure the safety and reliability of the system and normal increases in operating expenses. The rate case reflects a proposed 10.4% ROE on a 55% equity ratio. A hearing is scheduled for late-April through mid-May 2024. A final order is expected in the fourth quarter of 2024.

The table below reflects significant applications pending or completed since the Registrants’ combined 2022 Form 10-K was filed with the SEC through February 20, 2024.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
DCRF (1)	86	December 2023	TBD	TBD
Based on the net change in distribution invested capital since its last base rate proceeding of approximately $2.5 billion for the period January 1, 2019 through September 30, 2023 for a revenue increase of $86 million, adjusted for load growth. This is the second DCRF filing made in 2023; filing two DCRFs in a year was authorized in 2023 legislative session. A request for interim rates to be implemented on February 12, 2024 was also made on December 14, 2023; the interim rate request was denied on January 9, 2024. On December 28, 2023, an intervenor requested a good cause extension, on January 5, 2024, certain parties supported it, and it was granted on January 9, 2024. On January 24, 2024, certain intervenors requested an evidentiary hearing, and the request was denied on January 25, 2024. On February 5, 2024, Houston Electric notified the ALJ that the parties have reached an agreement in principle on all issues in this proceeding, and filed an agreed expedited motion for interim rates. On February 6, 2024, the PUCT ALJ issued an order denying to abate the proceeding and retaining the procedural schedule already established. On February 7, 2024, Houston Electric on behalf of itself and all parties responded to the February 6, 2024 order to clarify that the abatement request was not intended to alter the statutory timeframe for a decision. On February 9, 2024, the PUCT ALJ issued an order setting filing deadlines and requesting briefing on interim rates. On February 13, 2024, interim rates designed to collect $220 million ($73 million incremental) were approved, to be effective April 2024.

TCOS	44	August 2023	October 2023	October 2023	Based on net change in invested capital of $405 million for the period February 1, 2023 through June 30, 2023. Notice of Approval issued October 6, 2023.
EECRF (1)	16	June 2023	March 2024	November 2023
The requested $53 million is comprised primarily of the following: 2024 program costs of $38 million; a credit of $2 million related to the over-recovery of 2022 program costs; the 2022 earned bonus of $16 million; and 2024 projected evaluation, measurement and verification costs of $1 million. An order approving performance bonus and rates was issued November 3, 2023.

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

TEEEF (1)	114	April 2023	December 2023	February 2024
A total Rider TEEEF revenue requirement of $188 million for cost incurred through December 31, 2022. The revenue change between the rates resulting from the 2022 TEEEF and this application is $149 million. Interim rates effective September 1, 2023. Settlement in principle announced and motion to abate filed October 12, 2023 and updated interim rates were effective December 15, 2023. The settlement incorporates an 8 1/2 year amortization period. The PUCT approved the settlement in its order that was issued February 1, 2024.

TCOS	40	March 2023	May 2023	May 2023	Based on net change in invested capital of $367 million for the period August 1, 2022 through January 31, 2023.
DCRF and TEEEF	117	April 2022	April 2023	April 2023
Original filing included both capital that has traditionally been recovered under DCRF and TEEEF capital; the filing was separated into traditional DCRF and TEEEF in June 2022. The traditional DCRF portion revenue requirement of $78 million was approved and was implemented September 1, 2022. A final order was issued on April 5, 2023 approving a TEEEF revenue requirement of $39 million with rates effective April 15, 2023. On April 28, 2023 and May 1, 2023 certain intervenors filed motions for rehearing of the PUCT’s April 5, 2023 order. On May 25, 2023 the PUCT issued its order on rehearing which clarified some of the findings, but did not change the approval of TEEEF cost recovery. On June 19, 2023 certain intervenors filed motions for rehearing of the May 25, 2023 order on rehearing. The PUCT denied the motions for rehearing in an order issued on August 3, 2023. See Note 7 to the consolidated financial statements for further information.

CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	60	March 2023	June 2023	June 2023	Based on net change in invested capital for calendar year 2022 of $390 million.
Rate Case (1)	37	October 2023	TBD	TBD	See discussion above under Texas Gas Rate Case.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	6	September 2022	May 2023	April 2023
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

RSP(1)	12	September/October 2023	TBD	TBD
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $8 million based on a test year ended June 2023 and adjusted ROE of 3.67%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $5 million based on a test year ended June 2023 and adjusted ROE of 5.47%. The TCJA refund impact to North Louisiana and South Louisiana was $0.6 million and $0.4 million, respectively. South Louisiana interim rates were implemented on December 28, 2023, subject to refund. North Louisiana interim rates were implemented on January 29, 2024. Staff reports issued on January 31, 2024 recommended disallowances of $0.3 million and $0.2 million in North and South Louisiana, respectively.

CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	8	May 2023	September 2023	October 2023	CIP Financial Incentive based on 2022 CIP program activity.
Rate Case (1)	136	November 2023	TBD	TBD	See discussion above under Minnesota Rate Case.
CenterPoint Energy and CERC - Mississippi
RRA	7	May 2023	October 2023	October 2023
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
Requested an increase of $33 million to rate base, which reflects approximately $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. Also included are unrecovered deferred operations and maintenance expenses of $9 million. OUCC filed on June 2, 2023, recommending approval of the proposed CSIA rates and updated plan as filed, with non-cost recommendations. Rebuttal testimony filed June 16, 2023. A hearing was held June 28, 2023. The IURC issued an Order approving the CSIA on July 26, 2023.

CSIA	3	October 2023	February 2024	January 2024
Requested an increase of $31 million to rate base, which reflects approximately $3 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. OUCC filed on December 8, 2023, recommending disallowance of two projects for customer-side replacements. Engineering rebuttal testimony was filed December 15, 2023, stating why costs were necessary for safety and integrity of customers and system. Responded to IURC docket entry requesting additional information on January 2, 2024. A hearing was held January 3, 2024. The IURC issued an order on January 31, 2024, approving the CSIA with the exception of the two projects for customer-side replacements which are not authorized for recovery. Indiana South filed revised revenue requirement schedules removing the two project costs with its compliance filing. Revised rates were effective February 1, 2024.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	9	April 2023	July 2023	July 2023
Requested an increase of $95 million to rate base, which reflects approximately $9 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $5 million annually. Also included are unrecovered deferred operations and maintenance expenses of $20 million. OUCC filed on June 2, 2023, recommending approval of the proposed CSIA rates and updated plan as filed, with non-cost recommendations. Rebuttal testimony was filed on June 16, 2023. A hearing was held June 28, 2023. The IURC issued an Order approving the CSIA on July 26, 2023.

CSIA	9	October 2023	January 2024	January 2024
Requested an increase of $98 million to rate base, which reflects approximately $9 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. OUCC filed on December 8, 2023, recommending approval as filed. Responded to IURC Docket entry requesting additional information on January 2, 2024. A hearing was held January 3, 2024. The IURC issued an Order approving the CSIA on January 31, 2024 with rates effective January 31, 2024.

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

CECA	—	February 2023	June 2023	May 2023	Requested an increase of less than $1 million to rate base, which reflects an annual increase of less than $1 million in current revenues. The mechanism also includes a change in (over)/under-recovery variance of less than ($1 million). OUCC filed on March 31, 2023, recommending approval of the proposed CECA cost recovery with a reduction of approximately $0.3 million. Rebuttal testimony was filed on April 6, 2023. A hearing was held on May 3, 2023. On May 30, 2023, the IURC issued an order approving the CECA rates with a cost recovery reduction of approximately $0.3 million with rates effective June 6, 2023.
ECA (1)	1	May 2023	February 2024	February 2024
Requested an increase of $51 million to rate base, which reflects a $1 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance of less than $1 million. A hearing was held on October 24, 2023. Indiana Electric filed a proposed order on October 31, 2023. The OUCC filed a proposed order on November 8, 2023. Indiana Electric filed a response to the OUCC proposed order on November 15, 2023. A final order was issued February 7, 2024 with rates effective February 8, 2024.

DSMA (1)	16	July 2023	January 2024	November 2023
The requested $45 million is comprised primarily of the following: 2024 program costs of $11 million and $26 million of lost revenue, $3 million related to the over-recovery of 2022 program costs and $11 million under-recovery related to a prior period variance adjustment; the requested $45 million is an increase of $16 million compared to the prior DSMA. A settlement between Indiana Electric and the OUCC was reached concerning the $11 million under-recovery which resolves all issues related to the DSMA for January through December 2024 including the $11 million under-recovery. The settlement provides that the IURC should approve the DSMA and that Indiana Electric will arrange for educational training on demand side management offerings. A settlement hearing was held on October 24, 2023. The IURC issued an Order approving the settlement on November 22, 2023, with rates effective January 1, 2024.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
TDSIC (1)	3	August 2023	November 2023	November 2023
Requested an increase of $27 million to rate base, which reflects a $3 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of ($0.2 million). OUCC filed on October 2, 2023 recommending approval of the proposed TDSIC rates. A hearing was held on October 31, 2023. The IURC issued an Order approving the TDSIC on November 29, 2023, with rates effective November 30, 2023.

Rate Case (1)	119	December 2023	TBD	TBD	See discussion above under Indiana Electric Rate Case.
TDSIC(1)	5	February 2024	TBD	TBD
Requested an increase of $36 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of ($1 million). OUCC is expected to file testimony on April 2, 2024 and a hearing is scheduled for April 30, 2024.

CECA (1)	—	February 2024	TBD	TBD	Requested a decrease of $1 million to rate base, which reflects no change in current revenues. The mechanism also includes a change in (over)/under-recovery variance of $0.1 million.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Inflation Reduction Act (IRA)

On August 16, 2022, the IRA was signed into law. The new law extends or creates tax-related energy incentives for solar, wind and alternative clean energy sources, implements, subject to certain exceptions, a 1% tax on share repurchases after December 31, 2022, and implements a 15% CAMT based on the adjusted financial statement income of certain large corporations. Corporations are entitled to a CAMT credit to the extent CAMT liability exceeds regular tax liability, which can be carried forward indefinitely and used in future years when regular tax exceeds the CAMT. The IRA did not have a material impact on the Registrants’ 2023 financial results. It is likely that CenterPoint Energy and the Registrant Subsidiaries will owe CAMT in excess of their regular tax liability beginning in 2024. As a result, CenterPoint Energy and the Registrant Subsidiaries expect a temporary increase in federal cash tax payments due to this provision.

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the EPA exceeded its authority in promulgating the CPP. On May 11, 2023, the EPA announced proposed emission limits and guidelines for carbon dioxide from fossil fuel-fired power plants under Section 111 of the Clean Air Act which, if finalized, apply new GHG performance standards for those existing coal-fired units expected to continue operation beyond December 31, 2029. We will continue to evaluate the applicability of the rule to existing and new gas-fired generating units, but would note that CenterPoint Energy does not currently have plans to operate any of its coal-fired units beyond December 2029.

The Biden administration recommitted the United States to the Paris Agreement, which has driven a renewed regulatory push to require further GHG emission reductions from the energy sector and proceeded to lead negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035, which formed the basis of the U.S. commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its net zero emissions goals for both Scope 1 emissions and certain Scope 2 emissions by 2035 as well as a goal to reduce certain Scope 3 emissions by 20% to 30% by 2035.

Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and, in addition, exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 emissions estimates are based on the total natural gas supply delivered to residential and commercial customers as reported in the U.S. Energy Information Administration (EIA) Form EIA-176 reports and do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain natural gas transmission facilities, and the EPA has proposed new regulations targeting reductions in methane emissions, which if implemented will increase costs related to production, transmission and storage of natural gas. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than TEEEF, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. CenterPoint Energy’s net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil natural gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives to eliminate natural gas use in buildings and focus on electrification. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third-party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of December 31, 2023.

As of February 12, 2024, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of February 12, 2024
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$1,272	5.51%	December 6, 2027
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2027
Houston Electric	300	—	—	—	—%	December 6, 2027
CERC	1,050	—	1	359	5.49%	December 6, 2027
Total	$4,000	$—	$1	$1,631
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

Debt Transactions

For detailed information about the Registrants’ debt transactions in 2023, see Note 13 to the consolidated financial statements.

Securities Registered with the SEC

On May 17, 2023, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 17, 2026. For information related to the Registrants’ debt issuances in 2023, see Note 13 to the consolidated financial statements.

Temporary Investments

As of February 12, 2024, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of February 12, 2024:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	5.57%	$60	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the Registrants’ credit facilities is based on their respective credit ratings. As of February 12, 2024, Moody’s, S&P and Fitch had assigned the following credit ratings to senior debt of the Registrants:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of December 31, 2023, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of as much as $256 million as of December 31, 2023. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on December 31, 2023, deferred taxes of approximately $728 million would have been payable in 2023. If all the ZENS-Related Securities had been sold on December 31, 2023, capital gains taxes of approximately $81 million would have been payable in 2023 based on 2023 tax rates in effect. For additional information about ZENS, see Note 11 to the consolidated financial statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses multiple times over the recent years to support rate base growth. The Registrants may continue to explore asset sales as a means to efficiently finance a portion of its increased capital expenditures in the future, subject to the conditions listed above. For further information, see Note 4.

On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

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

Impairment of Long-Lived Assets, Including Goodwill

The Registrants review the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually, goodwill is tested for impairment as required by accounting guidance for goodwill and other intangible assets.  Unforeseen events, changes in market conditions, and probable regulatory disallowances, where applicable, could have a material effect on the value of long-lived assets, including goodwill, future cash flows, interest rate, and regulatory matters, and could result in an impairment charge. The Registrants recorded no impairments to long-lived assets, including goodwill during 2023, 2022 and 2021.

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

Fair value measurements require significant judgment and unobservable inputs, including (i) projected timing and amount of future cash flows, which factor in planned growth initiatives, (ii) the regulatory environment, as applicable, and (iii) discount rates reflecting risk inherent in the future market prices. Determining the discount rates for the businesses that are not rate-regulated, such as for Energy Systems Group, requires the estimation of the appropriate company-specific risk premiums for such businesses based on evaluation of industry and entity-specific risks, which includes expectations about future market or economic conditions existing on the date of the impairment test. Changes in these assumptions could have a significant impact on results of the impairment tests.

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

Although no goodwill impairment resulted from the 2023 annual test, an interim goodwill impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, if CenterPoint Energy’s market capitalization falls below book value for an extended period of time, or events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit.

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

As described further in Note 4 to the consolidated financial statements, certain assets and liabilities of Energy Systems Group representing a business were disposed of on June 30, 2023. As a result of the held for sale criteria being met during the same period as the completion of the sale, goodwill attributable to Energy Systems Group of $134 million was reflected in the pre-tax loss on sale of $13 million based on the actual sale proceeds received at closing on June 30, 2023.

Accounting for Securitization of Coal Generation Facility Retirements

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

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the SIGECO Securitization Subsidiary solely to support servicing the SIGECO Securitization Bonds as of December 31, 2023 are reflected on CenterPoint Energy’s Consolidated Balance Sheet.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2(t) to the consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect the Registrants.

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
Additionally, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans which allow participants to receive the benefits to which they would have been entitled under the non-contributory qualified pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

CenterPoint Energy’s funding requirements and employer contributions for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
CenterPoint Energy	(in millions)
Minimum funding requirements for qualified pension plans	$—	$—	$—
Employer contributions to the qualified pension plans	24	27	53
Employer contributions to the non-qualified benefit restoration plans	8	8	8

CenterPoint Energy expects to make contributions of approximately $2 million and $7 million to the qualified pension plans and non-qualified benefit restoration plans in 2024, respectively.

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

The projected benefit obligation for all defined benefit pension plans was $1.5 billion and $1.6 billion as of December 31, 2023 and 2022, respectively. This decrease was primarily due to increases in discount rates, as well as the impact of lump sum settlement payments.

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

As of December 31, 2023, the projected benefit obligation exceeded the market value of plan assets of CenterPoint Energy’s pension plans by $344 million. Changes in interest rates or the market values of the securities held by the plan during a year could materially, positively or negatively, change the funded status and affect the level of pension expense and required contributions at the next remeasurement.
Houston Electric and CERC participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. Pension cost by Registrant were as follows:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension cost	$53	$27	$19	$172	$59	$88	$69	$34	$24

The calculation of pension cost and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.
As of December 31, 2023, CenterPoint Energy’s qualified pension plans had an expected long-term rate of return on plan assets of 6.50%, which is the same as the 6.50% rate assumed as of December 31, 2022. The expected rate of return assumption was developed using the targeted asset allocation of our plans and the expected return for each asset class. CenterPoint Energy regularly reviews its actual asset allocation and periodically rebalances plan assets to reduce volatility and better match plan assets and liabilities.
As of December 31, 2023, the projected benefit obligation was calculated assuming a discount rate of 4.95%, which is 0.2% lower than the 5.15% discount rate assumed as of December 31, 2022 attributed primarily to rising interest rates. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of CenterPoint Energy’s plans.
CenterPoint Energy’s actuarially determined pension and other postemployment cost for 2023 and 2022 that is greater or less than the amounts being recovered through rates in the majority of Texas jurisdictions is deferred as a regulatory asset or liability, respectively.  Pension cost for 2024, including the nonqualified benefit restoration plan, is estimated to be $51 million before applicable regulatory deferrals and capitalization, based on an expected return on plan assets of 6.50% and a discount rate of 4.95% as of December 31, 2023. If the expected return assumption were lowered by 0.50% from 6.50% to 6.00%, 2024 pension cost would increase by approximately $6 million.
As of December 31, 2023, the pension plans projected benefit obligation, including the unfunded nonqualified pension plans, exceeded plan assets by $344 million.  If the discount rate were lowered by 0.50% from 4.95% to 4.45%, the assumption change would increase CenterPoint Energy’s projected benefit obligation by approximately $66 million and decrease its 2024 pension cost by approximately $2 million. The expected reduction in pension cost due to the decrease in discount rate is a result of the expected correlation between the reduced interest rate and appreciation of fixed income assets in pension plans with significantly more fixed income instruments than equity instruments. In addition, the assumption change would impact CenterPoint Energy’s Consolidated Balance Sheets by increasing the regulatory asset recorded as of December 31, 2023 by $57 million and would result in a charge to comprehensive income in 2023 of $7 million, net of tax of $2 million, due to the increase in the projected benefit obligation.
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

Interest Rate Risk

As of December 31, 2023, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $1.9 billion and $4.5 billion as of December 31, 2023 and 2022, respectively. If the floating interest rates were to increase by 100 basis points from December 31, 2023 rates, CenterPoint Energy’s combined interest expense would increase by approximately $19 million annually. CenterPoint Energy has $350 million aggregate principal amount of floating rate notes maturing in 2024 that will be refinanced at current rates.

Houston Electric did not have any floating rate obligations as of either December 31, 2023 or 2022.

CERC’s floating rate obligations aggregated $484 million and $1.4 billion as of December 31, 2023 and 2022, respectively. If the floating interest rates were to increase by 100 basis points from December 31, 2023 rates, CERC’s combined interest expense would increase by approximately $5 million annually. CERC has no floating rate notes maturing in 2024.

As of December 31, 2023 and 2022, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $16.9 billion and $12.5 billion, respectively, in principal amount and having a fair value of $16.1 billion and $11.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $635 million if interest rates were to decline by 10% from their levels as of December 31, 2023. CenterPoint Energy has $500 million of fixed-rate senior notes and $23 million of SIGECO first mortgage bonds maturing in 2024 that will be refinanced at current rates.

As of December 31, 2023 and 2022, Houston Electric had outstanding fixed-rate debt aggregating $7.7 billion and $6.4 billion, respectively, in principal amount and having a fair value of approximately $7 billion and $5.6 billion, respectively. Because these instruments are fixed-rate, they do not expose Houston Electric to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $374 million if interest rates were to decline by 10% from their levels as of December 31, 2023. Houston Electric has no fixed-rate general mortgage bonds maturing in 2024.

As of December 31, 2023 and 2022, CERC had outstanding fixed-rate debt aggregating $4.2 billion and $3.5 billion, respectively, in principal amount and having a fair value of $4.2 billion and $3.3 billion, respectively. Because these instruments are fixed-rate, they do not expose CERC to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $152 million if interest rates were to decline by 10% from their levels at December 31, 2023. CERC has no fixed-rate senior notes maturing in 2024.

In general, such an increase in fair value would impact earnings and cash flows only if the Registrants were to reacquire all or a portion of these instruments in the open market prior to their maturity.

As discussed in Note 11 to the consolidated financial statements, the ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $5 million at December 31, 2023 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at December 31, 2023. Changes in the fair value of the derivative component, a $605 million recorded liability at December 31, 2023, are recorded in CenterPoint Energy’s Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2023 levels, the fair value of the derivative component liability would decrease by approximately $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 11 to the consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the December 31, 2023 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss on debt securities in CenterPoint Energy’s Statements of Consolidated Income.

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

However, CenterPoint Energy’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of December 31, 2023, the recorded fair value of non-trading energy derivative liability was $12 million for CenterPoint Energy’s utility natural gas operations in Indiana, which is offset by a regulatory asset.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
CenterPoint Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Impact of Rate Regulation on the Financial Statements — Refer to Note 7 to the financial statements

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

The Company’s rates are subject to regulatory rate-setting processes by the Commissions. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered in rates. The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of regulatory actions on the financial statements. Management’s judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the potential uncertainty of decisions by the Commissions included the following, among others:

•We evaluated the Company’s disclosures related to the effects of rate regulation by testing certain recorded balances and evaluating regulatory developments.

•We read relevant regulatory orders issued by the Commissions, regulatory statutes, filings made by the Company and intervenors, and other external information. We evaluated relevant external information and compared it to certain recorded regulatory asset and liability balances for completeness.

•For certain regulatory matters, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2024

We have served as the Company's auditor since 1932.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Revenues:
Utility revenues	$8,524	$9,018	$8,042
Non-utility revenues	172	303	310
Total	8,696	9,321	8,352
Expenses:
Utility natural gas, fuel and purchased power	2,061	2,887	2,127
Non-utility cost of revenues, including natural gas	99	204	208
Operation and maintenance	2,850	2,833	2,810
Depreciation and amortization	1,401	1,288	1,316
Taxes other than income taxes	525	543	528
Total	6,936	7,755	6,989
Operating Income	1,760	1,566	1,363
Other Income (Expense):
Gain (loss) on equity securities	31	(227)	(172)
Gain (loss) on indexed debt securities	(27)	325	50
Gain (loss) on sale	(13)	303	8
Interest expense and other finance charges	(684)	(511)	(508)
Interest expense on Securitization Bonds	(17)	(13)	(21)
Other income (expense), net	37	(26)	58
Total	(673)	(149)	(585)
Income from Continuing Operations Before Income Taxes	1,087	1,417	778
Income tax expense	170	360	110
Income from Continuing Operations	917	1,057	668
Income from Discontinued Operations (net of tax expense of $-0-, $-0-, and $201, respectively)	—	—	818
Net Income	917	1,057	1,486
Income allocated to preferred shareholders	50	49	95
Income Available to Common Shareholders	$867	$1,008	$1,391

Basic earnings per common share - continuing operations	$1.37	$1.60	$0.97
Basic earnings per common share - discontinued operations	—	—	1.38
Basic Earnings Per Common Share	$1.37	$1.60	$2.35
Diluted earnings per common share - continuing operations	$1.37	$1.59	$0.94
Diluted earnings per common share - discontinued operations	—	—	1.34
Diluted Earnings Per Common Share	$1.37	$1.59	$2.28

Weighted Average Common Shares Outstanding, Basic	631	629	593
Weighted Average Common Shares Outstanding, Diluted	633	632	610

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net Income	$917	$1,057	$1,486
Other comprehensive income (loss):
Adjustment to pension and other postemployment plans (net of tax expense (benefit) of ($1), $2 and $7, respectively)	(5)	32	21
Net deferred gain from cash flow hedges (net of tax benefit of $-0-, $-0- and $-0-, respectively)	1	—	—
Reclassification of deferred loss from cash flow hedges realized in net income (net of tax expense of $-0-, $-0- and $-0-, respectively)	—	1	2
Other comprehensive income (loss) from unconsolidated affiliates (net of tax of $-0-, $-0-, and $-0-, respectively)	—	—	3
Total	(4)	33	26
Comprehensive income	913	1,090	$1,512
Income allocated to preferred shareholders	50	49	95
Comprehensive income available to common shareholders	$863	$1,041	$1,417

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($90 and $75 related to VIEs, respectively)	$90	$74
Investment in equity securities	541	510
Accounts receivable ($21 and $22 related to VIEs, respectively), less allowance for credit losses of $27 and $38, respectively	710	889
Accrued unbilled revenues ($2 and $-0- related to VIEs, respectively), less allowance for credit losses of $2 and $4, respectively	516	764
Natural gas and coal inventory	197	241
Materials and supplies	573	635
Non-trading derivative assets	—	10
Taxes receivable	94	20
Regulatory assets	161	1,385
Prepaid expenses and other current assets ($15 and $13 related to VIEs, respectively)	145	171
Total current assets	3,027	4,699
Property, Plant and Equipment:
Property, plant and equipment	40,396	37,728
Less: accumulated depreciation and amortization	10,543	10,585
Property, plant and equipment, net	29,853	27,143
Other Assets:
Goodwill	4,160	4,294
Regulatory assets ($402 and $229 related to VIEs, respectively)	2,513	2,193
Non-trading derivative assets	—	2
Other non-current assets	162	215
Total other assets	6,835	6,704
Total Assets	$39,715	$38,546

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2023	December 31, 2022
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$4	$511
Current portion of VIE Securitization Bonds long-term debt	178	156
Indexed debt, net	5	7
Current portion of other long-term debt	872	1,346
Indexed debt securities derivative	605	578
Accounts payable	917	1,352
Taxes accrued	291	298
Interest accrued	236	159
Dividends accrued	126	144
Customer deposits	111	110
Non-trading derivative liabilities	9	—
Other	510	452
Total current liabilities	3,864	5,113
Other Liabilities:
Deferred income taxes, net	4,079	3,986
Non-trading derivative liabilities	3	—
Benefit obligations	572	547
Regulatory liabilities	3,208	3,245
Other	763	774
Total other liabilities	8,625	8,552
Long-term Debt, net:
VIE Securitization Bonds, net	320	161
Other long-term debt, net	17,239	14,675
Total long-term debt, net	17,559	14,836
Commitments and Contingencies (Note 15)
Temporary Equity (Note 12)	—	3
Shareholders’ Equity:
Cumulative preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares and 800,000 shares outstanding, respectively, $-0- and $800 liquidation preference, respectively (Note 12)	—	790
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 631,225,829 shares and 629,535,631 shares outstanding, respectively	6	6
Additional paid-in capital	8,604	8,568
Retained earnings	1,092	709
Accumulated other comprehensive loss	(35)	(31)
Total shareholders’ equity	9,667	10,042
Total Liabilities and Shareholders’ Equity	$39,715	$38,546

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$917	$1,057	$1,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,401	1,288	1,316
Deferred income taxes	31	20	213
Loss (gain) on divestitures	13	(303)	(681)
Loss (gain) on equity securities	(31)	227	172
Loss (gain) on indexed debt securities	27	(325)	(50)
Equity in earnings of unconsolidated affiliates	—	—	(339)
Distributions from unconsolidated affiliates	—	—	155
Pension contributions	(32)	(35)	(61)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	423	(461)	(98)
Inventory	167	(259)	(140)
Taxes receivable	(74)	(19)	81
Accounts payable	(302)	203	175
Net regulatory assets and liabilities	1,043	234	(2,295)
Other current assets and liabilities	162	(5)	56
Other non-current assets and liabilities	72	109	(53)
Other operating activities, net	60	79	85
Net cash provided by operating activities	3,877	1,810	22
Cash Flows from Investing Activities:
Capital expenditures	(4,401)	(4,419)	(3,164)
Transaction costs related to Enable Merger (Note 4)	—	—	(49)
Cash received related to Enable Merger	—	—	5
Proceeds from sale of equity securities, net of transaction costs	—	702	1,320
Proceeds from divestitures (Note 4)	144	2,075	22
Other investing activities, net	24	14	15
Net cash used in investing activities	(4,233)	(1,628)	(1,851)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(10)	452	(27)
Payment of obligation for finance lease	—	(485)	(179)
Proceeds from (payments of) commercial paper, net	(1,055)	(74)	1,132
Proceeds from long-term debt and term loans	6,044	2,089	4,493
Payments of long-term debt and term loans, including make-whole premiums	(3,190)	(1,795)	(2,968)
Payment of debt issuance costs	(55)	(36)	(38)
Payment of dividends on Common Stock	(485)	(440)	(385)
Payment of dividends on Preferred Stock	(50)	(49)	(107)
Redemption of Series A Preferred Stock	(800)	—	—
Other financing activities, net	(25)	(7)	(5)
Net cash provided by (used in) financing activities	374	(345)	1,916
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	18	(163)	87
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	91	254	167
Cash, Cash Equivalents and Restricted Cash at End of Year	$109	$91	$254

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and per share amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of year	1	$790	1	$790	3	$2,363
Conversion of Series B Preferred Stock and Series C Preferred Stock	—	—	—	—	(2)	(1,573)
Redemption of Series A Preferred Stock	(1)	(790)	—	—	—	—
Balance, end of year	—	—	1	790	1	790
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	630	6	629	6	551	6
Issuances related to benefit and investment plans	1	—	1	—	1	—
Issuances of Common Stock	—	—	—	—	77	—
Balance, end of year	631	6	630	6	629	6
Additional Paid-in-Capital
Balance, beginning of year		8,568		8,529		6,914
Issuances related to benefit and investment plans		36		39		41
Issuances of Common Stock, net of issuance costs		—		—		1
Conversion of Series B Preferred Stock and Series C Preferred Stock		—		—		1,573
Balance, end of year		8,604		8,568		8,529
Retained Earnings (Accumulated Deficit)
Balance, beginning of year		709		154		(845)
Net income (loss)		917		1,057		1,486
Common Stock dividends declared (see Note 12)		(492)		(453)		(404)
Series A Preferred Stock dividends declared (see Note 12)		(42)		(49)		(49)
Series B Preferred Stock dividends declared (see Note 12)		—		—		(34)
Balance, end of year		1,092		709		154
Accumulated Other Comprehensive Loss
Balance, beginning of year		(31)		(64)		(90)
Other comprehensive income		(4)		33		26
Balance, end of year		(35)		(31)		(64)
Total Shareholders’ Equity		$9,667		$10,042		$9,415

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (an indirect wholly-owned subsidiary of CenterPoint Energy, Inc.) (the "Company") as of December 31, 2023 and 2022, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impact of Rate Regulation on the Financial Statements — Refer to Note 7 to the financial statements

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

The Company’s rates are subject to regulatory rate-setting processes by the PUCT. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered in rates. The PUCT’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the PUCT in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the PUCT will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of regulatory actions on the financial statements. Management’s judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company, and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of decisions by the PUCT, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the potential uncertainty of decisions by the PUCT included the following, among others:

•We evaluated the Company’s disclosures related to the effects of rate regulation by testing certain recorded balances and evaluating regulatory developments.

•We read relevant regulatory orders issued by the PUCT, regulatory statutes, filings made by the Company and intervenors, and other external information. We evaluated relevant external information and compared it to certain recorded regulatory asset and liability balances for completeness.

•For certain regulatory matters, we inspected the Company’s filings with the Commissions and the filings with the PUCT by intervenors to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUCT’s treatment of similar costs under similar circumstances.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2024

We have served as the Company's auditor since 1932.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues	$3,677	$3,412	$3,134
Expenses:
Operation and maintenance	1,673	1,650	1,597
Depreciation and amortization	748	670	642
Taxes other than income taxes	262	261	251
Total	2,683	2,581	2,490
Operating Income	994	831	644
Other Income (Expense):
Interest expense and other finance charges	(259)	(202)	(183)
Interest expense on Securitization Bonds	(8)	(13)	(21)
Other income, net	34	19	17
Total	(233)	(196)	(187)
Income Before Income Taxes	761	635	457
Income tax expense	168	125	76
Net Income	$593	$510	$381

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($76 and $75 related to VIEs, respectively)	$76	$75
Accounts and notes receivable, net ($19 and $22 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	295	311
Accounts and notes receivable—affiliated companies	251	21
Accrued unbilled revenues	142	142
Materials and supplies	409	471
Taxes receivable	38	—
Prepaid expenses and other current assets ($13 and $13 related to VIEs, respectively)	48	41
Total current assets	1,259	1,061
Property, Plant and Equipment, net
Property, plant and equipment	19,515	17,753
Less: accumulated depreciation and amortization	4,469	4,292
Property, plant and equipment, net	15,046	13,461
Other Assets:
Regulatory assets ($74 and $229 related to VIEs, respectively)	752	778
Other non-current assets	29	39
Total other assets	781	817
Total Assets	$17,086	$15,339

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONSOLIDATED BALANCE SHEETS – (continued)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2023	December 31, 2022
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$161	$156
Accounts payable	351	413
Accounts and notes payable—affiliated companies	104	755
Taxes accrued	155	150
Interest accrued	99	83
Other current liabilities	111	88
Total current liabilities	981	1,645
Other Liabilities:
Deferred income taxes, net	1,406	1,229
Benefit obligations	32	38
Regulatory liabilities	1,025	1,155
Other non-current liabilities	107	77
Total other liabilities	2,570	2,499
Long-Term Debt, net:
VIE Securitization Bonds, net	—	161
Other long-term debt, net	7,426	6,036
Total long-term debt, net	7,426	6,197
Commitments and Contingencies (Note 15)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	4,745	3,860
Retained earnings	1,364	1,138
Total member’s equity	6,109	4,998
Total Liabilities and Member’s Equity	$17,086	$15,339

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$593	$510	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	748	670	642
Deferred income taxes	160	86	32
Changes in other assets and liabilities:
Accounts and notes receivable, net	16	(63)	(17)
Accounts receivable/payable–affiliated companies	(1)	47	(36)
Inventory	62	(179)	(97)
Accounts payable	(60)	(7)	66
Taxes receivable	(38)	—	—
Net regulatory assets and liabilities	(130)	(41)	(237)
Other current assets and liabilities	28	(20)	39
Other non-current assets and liabilities	35	(25)	6
Other operating activities, net	(12)	(12)	(9)
Net cash provided by operating activities	1,401	966	770
Cash Flows from Investing Activities:
Capital expenditures	(2,279)	(2,436)	(1,619)
Increase in notes receivable–affiliated companies	(238)	—	—
Other investing activities, net	14	1	2
Net cash used in investing activities	(2,503)	(2,435)	(1,617)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1,398	1,589	1,096
Payments of long-term debt	(156)	(720)	(613)
Dividend to parent	(367)	(316)	—
Increase (decrease) in notes payable–affiliated companies	(642)	130	504
Payment of debt issuance costs	(13)	(17)	(12)
Contribution from parent	885	1,143	130
Payment of obligation for finance lease	—	(485)	(179)
Other financing activities, net	(2)	—	—
Net cash provided by financing activities	1,103	1,324	926
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1	(145)	79
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	88	233	154
Cash, Cash Equivalents and Restricted Cash at End of the Year	$89	$88	$233

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		3,860		2,678		2,548
Non-cash contribution from parent		—		38		—
Contribution from parent		885		1,143		130
Other		—		1		—
Balance, end of year		4,745		3,860		2,678
Retained Earnings
Balance, beginning of year		1,138		944		563
Net income		593		510		381
Dividend to parent		(367)		(316)		—
Balance, end of year		1,364		1,138		944
Total Member’s Equity		$6,109		$4,998		$3,622

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (an indirect wholly-owned subsidiary of CenterPoint Energy, Inc.) (the "Company") as of December 31, 2023 and 2022, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impact of Rate Regulation on the Financial Statements — Refer to Note 7 to the financial statements

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

The Company’s rates are subject to regulatory rate-setting processes by the Commissions. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered in rates. The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

We identified rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about certain affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of regulatory actions on the financial statements. Management’s judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital investments made by the Company and (3) refunds to customers. Given that certain of management’s accounting judgments are based on assumptions about the outcome of decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the potential uncertainty of decisions by the Commissions included the following, among others:

•We evaluated the Company’s disclosures related to the effects of rate regulation by testing certain recorded balances and evaluating regulatory developments.

•We read relevant regulatory orders issued by the Commissions, regulatory statutes, filings made by the Company and intervenors, and other external information. We evaluated relevant external information and compared it to certain recorded regulatory asset and liability balances for completeness.

•For certain regulatory matters, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2024

We have served as the Company's auditor since 1997.

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues:
Utility revenues	$4,107	$4,764	$4,143
Non-utility revenues	42	36	57
Total	4,149	4,800	4,200
Expenses:
Utility natural gas	1,856	2,607	1,885
Non-utility cost of revenue, including natural gas	3	4	17
Operation and maintenance	904	886	973
Depreciation and amortization	493	448	483
Taxes other than income taxes	243	257	249
Total	3,499	4,202	3,607
Operating Income	650	598	593
Other Income (Expense):
Gain on sale	—	557	11
Interest expense and other finance charges	(178)	(130)	(134)
Other income (expense), net	14	(64)	(4)
Total	(164)	363	(127)
Income Before Income Taxes	486	961	466
Income tax expense (benefit)	(26)	236	76
Net Income	$512	$725	$390

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income	$512	$725	$390
Other comprehensive income:
Adjustment to other postemployment plans (net of tax expense of $-0-, $4 and $1, respectively)	—	6	—
Other comprehensive income	—	6	—
Comprehensive income	$512	$731	$390

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$—
Accounts receivable, less allowance for credit losses of $25 and $34, respectively	356	463
Accrued unbilled revenue, less allowance for credit losses of $1 and $4, respectively	329	573
Accounts and notes receivable — affiliated companies	43	52
Material and supplies	107	98
Natural gas inventory	156	195
Non-trading derivative assets	—	7
Taxes receivable	101	12
Regulatory assets	161	1,336
Prepaid expenses and other current assets	55	78
Total current assets	1,309	2,814
Property, Plant and Equipment:
Property, plant and equipment	15,672	14,379
Less: accumulated depreciation and amortization	4,169	3,973
Property, plant and equipment, net	11,503	10,406
Other Assets:
Goodwill	1,583	1,583
Regulatory assets	850	844
Non-trading derivative assets	—	2
Other non-current assets	51	55
Total other assets	2,484	2,484
Total Assets	$15,296	$15,704

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS, cont.

	December 31, 2023	December 31, 2022
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$4	$511
Current portion of long-term debt	—	1,331
Accounts payable	392	690
Accounts and notes payable–affiliated companies	99	190
Taxes accrued	145	140
Interest accrued	70	50
Customer deposits	95	94
Non-trading derivative liabilities	8	—
Other current liabilities	274	200
Total current liabilities	1,087	3,206
Other Liabilities:
Deferred income taxes, net	1,246	1,262
Non-trading derivative liabilities	3	—
Benefit obligations	74	76
Regulatory liabilities	1,882	1,801
Other non-current liabilities	455	501
Total other liabilities	3,660	3,640
Long-Term Debt, net	4,670	3,495

Commitments and Contingencies (Note 15)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,229	3,729
Retained earnings	1,634	1,618
Accumulated other comprehensive income	16	16
Total stockholder’s equity	5,879	5,363
Total Liabilities and Stockholder’s Equity	$15,296	$15,704

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash Flows from Operating Activities:
Net income	$512	$725	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493	448	483
Deferred income taxes	(41)	178	101
Gain on divestitures	—	(557)	(11)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	410	(376)	(68)
Accounts receivable/payable–affiliated companies	(81)	41	27
Inventory	101	(50)	(62)
Taxes receivable	(89)	—	(28)
Accounts payable	(250)	190	95
Net regulatory assets and liabilities	1,152	244	(2,095)
Other current assets and liabilities	85	13	(39)
Other non-current assets and liabilities	(1)	(2)	(31)
Other operating activities, net	21	2	19
Net cash provided by (used in) operating activities	2,312	856	(1,219)
Cash Flows from Investing Activities:
Capital expenditures	(1,619)	(1,661)	(1,324)
Increase in notes receivable–affiliated companies	(1)	—	—
Proceeds from divestitures (Note 4)	—	2,075	22
Other investing activities, net	(23)	(8)	15
Net cash provided by (used in) investing activities	(1,643)	406	(1,287)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(10)	452	(27)
Proceeds from (payments of) commercial paper, net	(321)	(94)	552
Proceeds from long-term debt and term loans	2,006	927	1,699
Payments of long-term debt and term loans, including make-whole premiums	(2,332)	(475)	(311)
Payment of debt issuance costs	(14)	(14)	(10)
Dividends to parent	(496)	(844)	(17)
Contribution from parent	500	289	140
Increase (decrease) in notes payable–affiliated companies	—	(1,517)	490
Other financing activities, net	(1)	(1)	(1)
Net cash provided by (used in) financing activities	(668)	(1,277)	2,515
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1	(15)	9
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	—	15	6
Cash, Cash Equivalents and Restricted Cash at End of Year	$1	$—	$15

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect, Wholly-Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		3,729		4,106		3,966
Non-cash contribution from parent		—		54		—
Contribution from parent		500		289		140
Contribution to parent for sale of Arkansas and Oklahoma Natural Gas businesses		—		(720)		—
Balance, end of year		4,229		3,729		4,106
Retained Earnings
Balance, beginning of year		1,618		1,017		644
Net income		512		725		390
Dividend to parent		(496)		(124)		(17)
Balance, end of year		1,634		1,618		1,017
Accumulated Other Comprehensive Income
Balance, beginning of year		16		10		10
Other comprehensive income		—		6		—
Balance, end of year		16		16		10
Total Stockholder’s Equity		$5,879		$5,363		$5,133

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

Background. CenterPoint Energy, Inc. is a public utility holding company. On June 30, 2023, CenterPoint Energy completed the sale of its indirect subsidiary, Energy Systems Group, to an unaffiliated third party. For additional information, see Note 4.

As of December 31, 2023, CenterPoint Energy’s operating subsidiaries were as follows:

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

On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas local distribution company businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 21 to the consolidated financial statements.

(2) Summary of Significant Accounting Policies

(a)Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The accounts of the Registrants and their wholly-owned and majority-owned and controlled subsidiaries are included in the consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation, except as described below.

As of December 31, 2023, CenterPoint Energy, Houston Electric and SIGECO had VIEs including the Bond Companies and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-

remote, special purpose entities that were formed solely for the purpose of securitizing transition property or facilitating the securitization financing of qualified costs in the second quarter of 2023 associated with the completed retirement of SIGECO’s A.B. Brown coal generation facilities. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is the VIE’s primary beneficiary. For further information, see Note 7. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

(b)Use of Estimates

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

(d)Revenues

The Registrants record revenue for electricity delivery and natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on actual AMS meter data, supply volumes, estimated line loss and applicable tariff rates. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. For further discussion, see Note 5.

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

(f) Guarantees

CenterPoint Energy recognizes guarantee obligations at fair value. CenterPoint Energy discloses parent company guarantees of a subsidiary’s obligation when that guarantee results in the exposure of a material obligation of the parent company even if the probability of fulfilling such obligation is considered remote. See Note 15(c).

(g) Long-lived Assets, Goodwill and Intangibles

The Registrants record property, plant and equipment at historical cost and expense repair and maintenance costs as incurred.

The Registrants periodically evaluate long-lived assets, including property, plant and equipment, and specifically identifiable intangibles subject to amortization, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For rate-regulated businesses, recoverability of long-lived assets is assessed by determining if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. For businesses that are not rate-regulated, recoverability is assessed based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets. No long-lived asset or intangible asset impairments were recorded in 2023, 2022 or 2021.

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

(k) Capitalization and Deferral of Interest, including AFUDC

The Registrants capitalize interest and AFUDC as a component of projects under construction and amortize it over the assets’ estimated useful lives once the assets are placed in service. Additionally, the Registrants defer interest costs into a regulatory asset when amounts are probable of recovery. Deferred debt interest is amortized over the recovery period for rate-making purposes. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. Although AFUDC increases both property, plant and equipment and earnings, it is realized in cash when the assets are included in rates. The table below includes interest capitalized or deferred during the periods.

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Capitalized interest and AFUDC debt (1)	$32	$18	$6	$26	$14	$7	$18	$13	$3
AFUDC equity (2)	62	32	14	37	24	5	28	20	5
Deferred debt interest (3)	65	16	43	51	12	36	26	1	22

(1)Included in Interest expense and other finance charges on the Registrants’ respective Statements of Consolidated Income.
(2)Included in Other Income (Expense) on the Registrants’ respective Statements of Consolidated Income.
(3)Represents the amount of deferred debt interest on certain regulatory assets that are authorized to earn a return, such as debt post in-service carrying costs on property, plant and equipment, gas costs, storm restoration costs, and TEEEF (including returns on both regulatory and lease assets).

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

Investment tax credits are deferred and amortized to income over the approximate lives of the related property. Production tax credits extended by the IRA may be used to reduce current federal income taxes payable.

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

(n) Inventory

The Registrants’ inventory consists principally of materials and supplies, and for CERC, natural gas, and for CenterPoint Energy, coal inventory. Materials and supplies are valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to CenterPoint Energy’s regulated operations is valued at historical cost consistent with ratemaking treatment. Coal inventory is valued at average cost. Certain natural gas in storage at CenterPoint Energy’s and CERC’s utilities are recorded using the LIFO method. CenterPoint Energy’s and CERC’s balances in inventory that were valued using LIFO method were as follows:

	Year Ended December 31,
	2023 (1)	2022	2023 (1)	2022
	CenterPoint Energy		CERC
	(in millions)
LIFO inventory	$106	$101	$86	$82

(1)Based on the average cost of gas purchased during December 2023, CenterPoint Energy’s and CERC’s cost of replacing inventories carried at LIFO cost was more than the carrying value at December 31, 2023 by $8 million and $13 million, respectively.

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

(r) Cash and Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Bond Companies and the SIGECO Securitization Subsidiary (VIEs) solely to support servicing the Securitization Bonds as of December 31, 2023 and 2022 are reflected on CenterPoint Energy’s and Houston Electric’s Consolidated Balance Sheets.

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

(t) New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU updates segment disclosure requirements through enhanced disclosures around significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Registrants are currently evaluating the impact of this ASU on their respective consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU enhances the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Registrants are currently evaluating the impact of this ASU on their respective consolidated financial statements.

Management believes that all other recently adopted and recently issued accounting standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

		December 31, 2023			December 31, 2022
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
	(in years)	(in millions)
CenterPoint Energy
Electric transmission and distribution	37	$19,151	$4,762	$14,389	$19,154	$5,317	$13,837
Electric generation (1)	25	1,381	315	1,066	2,120	813	1,307
Natural gas distribution	32	16,492	4,337	12,155	15,097	4,135	10,962
Finance ROU asset mobile generation	7.5	662	136	526	662	41	621
Other property	22	2,710	993	1,717	695	279	416
Total		$40,396	$10,543	$29,853	$37,728	$10,585	$27,143
Houston Electric
Electric transmission and distribution	37	$16,800	$3,641	$13,159	$14,791	$3,556	$11,235
Finance ROU asset mobile generation	7.5	662	136	526	662	41	621
Other property	20	2,053	692	1,361	2,300	695	1,605
Total		$19,515	$4,469	$15,046	$17,753	$4,292	$13,461
CERC
Natural gas distribution	31	$15,591	$4,136	$11,455	$14,316	$3,946	$10,370
Other property	15	81	33	48	63	27	36
Total		$15,672	$4,169	$11,503	$14,379	$3,973	$10,406

(1)SIGECO and AGC own a 300 MW unit at the Warrick Power Plant (Warrick Unit 4) as tenants in common as of December 31, 2023. SIGECO’s share of the cost of this unit as of December 31, 2023, is $198 million with accumulated depreciation totaling $171 million. Under the operating agreement, AGC and SIGECO shared equally in the cost of operation and output of the unit. SIGECO’s share of operating costs is included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income. SIGECO exited joint operations of Warrick 4 on January 1, 2024.

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2023, 2022 and 2021:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Depreciation	$1,092	$484	$459	$1,013	$434	$420	$1,024	$391	$466
Amortization of securitized regulatory assets	163	155	—	191	191	—	213	213	—
Other amortization	146	109	34	84	45	28	79	38	17
Total	$1,401	$748	$493	$1,288	$670	$448	$1,316	$642	$483

(c) AROs

The Registrants account for an ARO at fair value in the period during which the legal obligation is incurred if a reasonable estimate of fair value and its settlement date can be made. At the timing of recording an ARO, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. The Registrants recognize a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process. The estimates of future liabilities are developed using a discounted cash flow model based upon estimates and assumptions of future costs, interest rates, credit-adjusted risk-free rates and the estimated timing of settlement.

The Registrants have recorded AROs associated with the removal of asbestos and asbestos-containing material in its buildings, including substation building structures. CenterPoint Energy recorded AROs relating to the closure of the ash ponds at A.B. Brown and F.B. Culley. CenterPoint Energy and Houston Electric also recorded AROs relating to treated wood poles for electric distribution, distribution transformers containing PCB (also known as Polychlorinated Biphenyl), and underground fuel storage tanks. CenterPoint Energy and CERC also recorded AROs relating to gas pipelines abandoned in place.

A reconciliation of the changes in the ARO liability recorded in Other non-current liabilities on each of the Registrants’ respective Consolidated Balance Sheets is as follows:

	December 31, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning balance	$610	$36	$420	$659	$42	$479
Accretion expense (1)	23	1	16	20	1	15
Revisions in estimates (2)	(43)	3	(56)	(69)	(7)	(74)
Ending balance	$590	$40	$380	$610	$36	$420

(1)Reflected in Regulatory assets on each of the Registrants’ respective Consolidated Balance Sheets.
(2)In 2023 and 2022, CenterPoint Energy and CERC reflected a decrease in their respective ARO liability, which was primarily attributable to increases in the long-term interest rates used for discounting in the ARO calculation. In 2023, Houston Electric reflected an increase in its ARO liability attributable to an increase in discount rates and disposal costs, while in 2022, Houston Electric reflected a decrease in its ARO liability, which was primarily attributable to increases in the long-term interest rates used for discounting in the ARO calculation.
(4) Divestitures (CenterPoint Energy and CERC)

Divestiture of Energy Systems Group. On May 21, 2023, CenterPoint Energy, through its subsidiary Vectren Energy Services, entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023, and CenterPoint Energy received $154 million in cash. Additionally, as of December 31, 2023, CenterPoint Energy had a payable of approximately $2 million to ESG Holdings Group for working capital and other adjustments set forth in the Equity Purchase Agreement.

In May 2023, certain assets and liabilities of Energy Systems Group met the held for sale criteria. The divestiture of Energy Systems Group reflects CenterPoint Energy’s continued strategic focus on its core utility businesses. The historical annual revenues, net income and total assets of Energy Systems Group did not have a sufficient effect, quantitatively or qualitatively, on CenterPoint Energy’s financial results to be considered a strategic shift. Therefore, the income and expenses associated with Energy Systems Group were not reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income. For disposal groups that are classified as held for sale but that do not meet the criteria for discontinued operations reporting, the assets and liabilities of the disposal group are required to be separately presented on the face of the balance sheet only in the initial period in which it is classified as held for sale. Therefore, CenterPoint Energy’s Consolidated Balance Sheets as of December 31, 2022 were not recast to reflect Energy Systems Group’s assets and liabilities as held for sale. Depreciation and amortization of long-lived assets ceased at the end of the quarter in which the held for sale criteria is met. Additionally, as a result of the completion of the sale of Energy Systems Group in June 2023, there were no assets or liabilities classified as held for sale as of December 31, 2023. For a discussion of guarantees and product warranties related to Energy Systems Group, see Note 15(c).

CenterPoint Energy recognized a loss on sale of approximately $13 million, including $3 million of transaction costs, during the twelve months ended December 31, 2023, in connection with the closing of the sale of Energy Systems Group. Additionally, CenterPoint Energy recognized a current tax expense of $32 million during the twelve months ended December 31, 2023, as a result of the cash taxes payable upon the closing of the sale.

The pre-tax income (loss) for Energy Systems Group, excluding interest and corporate allocations, included in CenterPoint Energy’s Statements of Consolidated Income is as follows:

	Year Ended December 31,
	2023 (1)	2022	2021
	(in millions)
Income (Loss) from Continuing Operations Before Income Taxes	$(4)	$2	$(3)

(1)Reflects January 1, 2023 to June 30, 2023 results only due to of the sale of Energy Systems Group.

Divestiture of Arkansas and Oklahoma Natural Gas Businesses (CenterPoint Energy and CERC). On April 29, 2021, CenterPoint Energy, through its subsidiary CERC Corp., entered into the AROK Asset Purchase Agreement to sell its Arkansas and Oklahoma Natural Gas businesses for $2.15 billion in cash, including recovery of approximately $425 million in natural gas costs, including storm-related incremental natural gas costs associated with the February 2021 Winter Storm Event, subject to certain adjustments set forth in the AROK Asset Purchase Agreement. The assets included approximately 17,000 miles of main pipeline in Arkansas, Oklahoma and certain portions of Bowie County, Texas serving more than half a million customers. The transaction closed on January 10, 2022.

The sale was considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances. The deferred taxes associated with the businesses were recognized as a deferred income tax benefit by CenterPoint Energy and CERC upon closing of the sale in 2022.

Although the Arkansas and Oklahoma Natural Gas businesses met the held for sale criteria as of December 31, 2021, their disposals did not represent a strategic shift to CenterPoint Energy and CERC, as both retained significant operations in, and continued to invest in, their natural gas businesses. Therefore, the income and expenses associated with the disposed businesses were not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Statements of Consolidated Income, as applicable. Since the depreciation on the Arkansas and Oklahoma Natural Gas assets continued to be reflected in revenues through customer rates until the closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets, CenterPoint Energy and CERC continued to record depreciation on those assets through the closing of the transaction. The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell.

CenterPoint Energy and CERC recognized gains of $303 million and $557 million, respectively, net of transaction costs of $59 million, in connection with the closing of the disposition of the Arkansas and Oklahoma Natural Gas businesses during the year ended December 31, 2022. CenterPoint Energy and CERC collected a receivable of $15 million in May 2022 for full and final settlement of the working capital adjustment under the AROK Asset Purchase Agreement.

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

The pre-tax income for the Arkansas and Oklahoma Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Statements of Consolidated Income is as follows:

	Year Ended December 31,	Year Ended December 31,
		2022 (1)	2021
	(in millions)
Income from Continuing Operations Before Income Taxes		$9	$78

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

CenterPoint Energy’s charges to Southern Col Midco for reimbursement of transition services was less than $1 million and $40 million during the years ended December 31, 2023 and 2022, respectively. Actual transition services costs incurred are recorded net of amounts charged to Southern Col Midco. CenterPoint Energy had no accounts receivable and accounts receivable of $1 million as of December 31, 2023 and 2022, respectively, from Southern Col Midco for transition services.

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

Discontinued Operations (CenterPoint Energy)

CenterPoint Energy’s discontinued operations reflect the disposal of its interests in Enable, which represented a strategic shift that had a major effect on CenterPoint Energy’s operations and financial results. As such, the equity in earnings of unconsolidated affiliates, net of tax, associated with CenterPoint Energy’s equity investment in Enable was reflected as discontinued operations on CenterPoint Energy’s Statements of Consolidated Income.

A summary of discontinued operations presented in CenterPoint Energy’s Statements of Consolidated Income is as follows:

Year Ended December 31, 2021
(in millions)
Equity in earnings of unconsolidated affiliate, net	$1,019
Income from discontinued operations before income taxes	1,019
Income tax expense	201
Net income from discontinued operations	$818

CenterPoint Energy elected not to separately disclose discontinued operations on its Statements of Consolidated Cash Flows. Except as discussed in Note 2, long-lived assets are not depreciated or amortized once they are classified as held for sale. The following table summarizes CenterPoint Energy’s cash flows from discontinued operations and certain supplemental cash flow disclosures as applicable:

Year Ended December 31, 2021
Cash flows from operating activities:	(in millions)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on Enable Merger	$(681)
Equity in earnings of unconsolidated affiliate	(339)
Distributions from unconsolidated affiliate	155
Cash flows from investing activities:
Transaction costs related to the Enable Merger	(49)
Cash received related to Enable Merger	5

Disposal of Investment in Enable (CenterPoint Energy). On December 2, 2021, Enable completed the previously announced Enable Merger pursuant to the Enable Merger Agreement entered into on February 16, 2021. At the closing of the Enable Merger on December 2, 2021, Energy Transfer acquired 100% of Enable’s outstanding common and preferred units, and, as a result, Enable Common Units owned by CenterPoint Energy were exchanged for Energy Transfer Common Units and Enable Series A Preferred Units owned by CenterPoint Energy were exchanged for Energy Transfer Series G Preferred Units.

During the year ended December 31, 2022, CenterPoint Energy sold all of its remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units. See Note 11 for further information regarding Energy Transfer equity securities.

Distributions Received from Enable (CenterPoint Energy):

	Year Ended December 31, 2021
	Per Unit	Cash Distribution
		(in millions)
Enable Common Units	$0.6610	$155
Enable Series A Preferred Units	2.2965	34
Total		$189
Transactions with Enable (CenterPoint Energy and CERC):

The transactions with Enable through December 2, 2021 in the following tables exclude transactions with the Energy Services Disposal Group.

Year Ended December 31, 2021
(in millions)
Natural gas expenses, including transportation and storage costs (1)	$85

(1)Included in Utility natural gas, fuel and purchased power on CenterPoint Energy’s Statements of Consolidated Income and in Utility natural gas on CERC’s Statements of Consolidated Income.

Summarized Financial Information for Enable (CenterPoint Energy)

Summarized consolidated income (loss) information for Enable is as follows:

Year Ended December 31, 2021 (1)
(in millions)
Operating revenues	$3,466
Cost of sales, excluding depreciation and amortization	1,959
Depreciation and amortization	382
Operating income	634
Net income attributable to Enable Common Units	461
Reconciliation of Equity in Earnings (Losses), net before income taxes:
CenterPoint Energy’s interest	$248
Basis difference amortization (2)	92
Loss on dilution, net of proportional basis difference recognition	(1)
Gain on Enable Merger	680
CenterPoint Energy’s equity in earnings (losses), net before income taxes (3)	$1,019
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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Year Ended December 31, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$4,275	$4,210	$127	$8,612
Other (1)	15	69	3	87
Eliminations	—	(3)	—	(3)
Total revenues	$4,290	$4,276	$130	$8,696

	Year Ended December 31, 2022
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$4,095	$4,969	$263	$9,327
Other (1)	13	(23)	4	(6)
Total revenues	$4,108	$4,946	$267	$9,321

	Year Ended December 31, 2021
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$3,726	$4,281	$249	$8,256
Other (1)	37	55	4	96
Total revenues	$3,763	$4,336	$253	$8,352

(1)Primarily consists of income from ARPs and leases. Total lease income was $8 million, $7 million and $7 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.

Houston Electric

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenue from contracts with customers	$3,684	$3,417	$3,117
Other (1)	(7)	(5)	17
Total revenues	$3,677	$3,412	$3,134

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the years ended December 31, 2023, 2022, and 2021.

CERC

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenue from contracts with customers	$4,083	$4,816	$4,148
Other (1)	66	(16)	52
Total revenues	$4,149	$4,800	$4,200

(1)Primarily consists of income from ARPs and leases. Lease income was $4 million, $3 million and $3 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

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

Natural Gas (CenterPoint Energy and CERC). CenterPoint Energy and CERC distribute and transport natural gas to customers over time, and customers consume the natural gas when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the state governing agency for that service area, is recognized as natural gas is delivered and represents amounts both billed and unbilled. Discretionary services requested by the customer are provided at a point in time with control transferring upon completion of the service. Revenue for discretionary services is recognized upon completion of service based on the tariff rates set by the applicable state regulator. Payments of natural gas distribution, transportation and discretionary services are aggregated and received on a monthly basis.

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

The opening and closing balances of accounts receivable, other accrued unbilled revenue, contract assets and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Assets (1)	Contract Liabilities (1)
	(in millions)
Opening balance as of December 31, 2022	$858	$764	$4	$45
Closing balance as of December 31, 2023	652	516	—	2
Increase (decrease)	$(206)	$(248)	$(4)	$(43)

(1) Decrease primarily related to the completed sale of Energy Systems Group on June 30, 2023.

The amount of revenue recognized in the year ended December 31, 2023 that was included in the opening contract liability was $2 million.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2022	$271	$142	$2
Closing balance as of December 31, 2023	275	142	2
Increase	$4	$—	$—

The amount of revenue recognized in the year ended December 31, 2023 that was included in the opening contract liability was $2 million.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2022	$478	$573
Closing balance as of December 31, 2023	330	329
Decrease	$(148)	$(244)

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

Allowance for Credit Losses and Bad Debt Expense

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric had no material changes in its methodology to recognize losses on financial assets that fall under the scope of Topic 326, primarily due to the nature of its customers and regulatory environment. For a discussion of regulatory deferrals, see Note 7.

The table below summarizes the Registrants’ bad debt expense amounts for 2023, 2022 and 2021, net of regulatory deferrals, including those related to COVID-19:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Bad debt expense	$18	$—	$16	$20	$—	$17	$12	$—	$10
Bad debt expense deferred as regulatory asset	—	—	—	—	—	—	16	8	8

(6) Goodwill and Other Intangibles (CenterPoint Energy and CERC)

Goodwill (CenterPoint Energy)

CenterPoint Energy’s goodwill by reportable segment is as follows:

	December 31, 2022	Disposals		December 31, 2023
	(in millions)
Electric (1)	$936	$—		$936
Natural Gas	2,920	—		2,920
Corporate and Other	438	134	(2)	304
Total	$4,294	$134		$4,160

(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)Represents goodwill attributable to the sale of Energy Systems Group. For further information, see Note 4.

CERC’s goodwill as of both December 31, 2023 and December 31, 2022 was $1,583 million.

When the net assets or equity interest transferred in a common-control transaction constitute a business, goodwill is included with the net assets transferred at the parent company’s historical basis. CenterPoint Energy applied a relative fair value methodology to determine the amount of goodwill to allocate to CERC from its natural gas reporting unit as part of the Restructuring.

When a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As described further in Note 4, certain assets and liabilities of Energy Systems Group, including goodwill of $134 million at CenterPoint Energy, were disposed of upon consummation of the sale of Energy Systems

Group in the second quarter of 2023. The disposal of goodwill attributable to Energy Systems Group was reflected in the loss on sale of $13 million during the year ended December 31, 2023.

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

CenterPoint Energy and CERC performed the annual goodwill impairment tests in the third quarter of each of 2023 and 2022 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

Other Intangibles (CenterPoint Energy)

The tables below present information on CenterPoint Energy’s other intangible assets, excluding goodwill, recorded in Other non-current assets on the Consolidated Balance Sheets and the related amortization expense included in Depreciation and amortization on CenterPoint Energy’s Statements of Consolidated Income, unless otherwise indicated in the tables below. The intangible assets and associated amortization expense were primarily related to Energy Systems Group prior to the completion of the sale in June 2023 as indicated below. As a result, there are no intangible assets to report as of December 31, 2023. See Note 4 for further information.

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in millions)
Customer relationships (1)	$33	$(16)	$17
Trade names (1)	16	(6)	10
Operation and maintenance agreements (1) (2)	12	(2)	10
Other	2	(1)	1
Total	$63	$(25)	$38

(1)Related to Energy Systems Group prior to the completion of the sale in June 2023. Amortization ceased at June 30, 2023, the end of the quarter in which the held for sale criteria was met. See Note 4 for further information.
(2)Amortization expense related to the operation and maintenance agreements is included in Non-utility cost of revenues, including natural gas on CenterPoint Energy’s Statements of Consolidated Income. Amortization ceased at June 30, 2023, the end of the quarter in which the held for sale criteria was met. See Note 4 for further information.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Amortization expense of intangible assets recorded in Depreciation and amortization	$3	$6	$6
Amortization expense of intangible assets recorded in Non-utility cost of revenues, including natural gas	—	1	1

(7) Regulatory Matters

The following is a list of regulatory assets and liabilities reflected on the Registrants’ respective Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31, 2023
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Future amounts recoverable from ratepayers related to:
Benefit obligations (1)	$379	$—	$5
Asset retirement obligations & other	290	75	186
Net deferred income taxes	96	41	42
Total future amounts recoverable from ratepayers	765	116	233
Amounts deferred for future recovery related to:
Cost recovery riders	113	—	73
Hurricane and February 2021 Winter Storm Event restoration costs	149	123	26
Other regulatory assets	147	59	72
Gas recovery costs	27	—	27
Decoupling	17	—	17
COVID-19 incremental costs	12	8	4
TEEEF costs	48	48	—
Unrecognized equity return (2)	(63)	(39)	(16)
Total amounts deferred for future recovery	450	199	203
Amounts currently recovered in customer rates related to:
Authorized trackers and cost deferrals	535	44	375
Securitized regulatory assets	434	74	—
Unamortized loss on reacquired debt and hedging	106	72	11
Gas recovery costs	34	—	34
Extraordinary gas costs	208	—	208
Regulatory assets related to TCJA	47	47	—
Hurricane Harvey restoration costs	17	17	—
Benefit obligations	11	11	—
Emergency Generation Costs	208	208	—
Unrecognized equity return (3)	(141)	(36)	(53)
Total amounts recovered in customer rates (4)	1,459	437	575
Total Regulatory Assets	$2,674	$752	$1,011
Total Current Regulatory Assets (5)	$161	$—	$161
Total Non-Current Regulatory Assets	$2,513	$752	$850

Regulatory Liabilities:
Regulatory liabilities related to TCJA	$1,377	$695	$505
Estimated removal costs	1,322	91	1,150
Other regulatory liabilities	548	245	260
Total Regulatory Liabilities	$3,247	$1,031	$1,915
Total Current Regulatory Liabilities (6)	$39	$6	$33
Total Non-Current Regulatory Liabilities	$3,208	$1,025	$1,882

	December 31, 2022
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Future amounts recoverable from ratepayers related to:
Benefit obligations (1)	$392	$—	$5
Asset retirement obligations & other	237	64	155
Net deferred income taxes	83	34	40
Total future amounts recoverable from ratepayers	712	98	200
Amounts deferred for future recovery related to:
Extraordinary gas costs	1,073	—	1,073
Cost recovery riders	133	—	57
Hurricane and February 2021 Winter Storm Event restoration costs	129	113	16
Other regulatory assets	129	46	67
Gas recovery costs	108	—	108
Decoupling	3	—	3
COVID-19 incremental costs	13	8	5
TEEEF costs	182	182	—
Unrecognized equity return	(54)	(27)	(5)
Total amounts deferred for future recovery	1,716	322	1,324
Amounts currently recovered in customer rates related to:
Authorized trackers and cost deferrals	499	25	369
Securitized regulatory assets	229	229	—
Unamortized loss on reacquired debt and hedging	88	64	12
Gas recovery costs	79	—	30
Extraordinary gas costs	294	—	294
Regulatory assets related to TCJA	47	47	—
Hurricane Harvey restoration costs	30	30	—
Benefit obligations	18	18	—
Unrecognized equity return (3)	(134)	(55)	(49)
Total amounts recovered in customer rates	1,150	358	656
Total Regulatory Assets	$3,578	$778	$2,180
Total Current Regulatory Assets (5)	$1,385	$—	$1,336
Total Non-Current Regulatory Assets	$2,193	$778	$844

Regulatory Liabilities:
Regulatory liabilities related to TCJA	$1,436	$716	$536
Estimated removal costs	1,338	158	1,097
Other regulatory liabilities	496	281	193
Total Regulatory Liabilities	$3,270	$1,155	$1,826
Total Current Regulatory Liabilities (6)	$25	$—	$25
Total Non-Current Regulatory Liabilities	$3,245	$1,155	$1,801

(1)Pension and postretirement-related regulatory assets balances are actuarially valued annually.
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

(4)Of the $1.5 billion, $437 million and $575 million currently being recovered in customer rates related to CenterPoint Energy, Houston Electric and CERC, respectively, $459 million, $365 million and $94 million is earning a return, respectively. The weighted average recovery period of regulatory assets currently being recovered in base rates, not earning a return, which totals $428 million, $72 million and $320 million for CenterPoint Energy, Houston Electric and CERC, respectively, is 12 years, 28 years and 8 years, respectively. Regulatory assets not earning a return with perpetual or undeterminable lives have been excluded from the weighted average recovery period calculation.
(5)Current regulatory assets for both CenterPoint Energy and CERC include extraordinary gas costs of $86 million and $1,175 million as of December 31, 2023 and 2022, respectively.
(6)Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Consolidated Balance Sheets.
The table below reflects the amount of allowed equity return recognized by each Registrant in its Statements of Consolidated Income:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$41	$38	$2	$45	$42	$2	$40	$37	$2

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

The SIGECO Securitization Subsidiary issued $341 million aggregate principal amount of the SIGECO Securitization Bonds on June 29, 2023. See Note 13 for further details of the issuance of the SIGECO Securitization Bonds. The SIGECO Securitization Subsidiary used a portion of the net proceeds from the issuance of the SIGECO Securitization Bonds to purchase the securitization property from SIGECO. No gain or loss was recognized.

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

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana and Texas discussed further below, and continue to recover the natural gas cost in Louisiana and Minnesota. As of December 31, 2023, CenterPoint Energy and CERC have each recorded current regulatory assets of $86 million and non-current regulatory assets of $130 million associated with the February 2021 Winter Storm Event. As of

December 31, 2022, CenterPoint Energy and CERC have each recorded current regulatory assets of $1,175 million and non-current regulatory assets of $202 million associated with the February 2021 Winter Storm Event.

In Minnesota, the MPUC issued its written order on October 19, 2022 disallowing CERC’s recovery of approximately $36 million of the $409 million incurred, and CERC’s regulatory asset balance was reduced to reflect the disallowance. CERC filed a petition for reconsideration on November 8, 2022 and a written order denying the petition for reconsideration was issued on January 6, 2023.

On August 24, 2023, the LPSC Staff issued an audit report which recommends some prospective process changes to the gas supply bid process and did not recommend any disallowance of February 2021 Winter Storm Event gas costs incurred in Louisiana. Recovery of such costs remains subject to LPSC approval. On December 19, 2023, the LPSC issued an order which accepted and approved the audit report.
As of both December 31, 2023 and 2022, as authorized by the PUCT, CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, as of December 31, 2023 and 2022, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $17 million and $16 million, respectively, and will request reimbursement of costs associated with the February 2021 Winter Storm Event in Houston Electric’s next rate case.

See Note 15(d) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization

The Texas Natural Gas Securitization Finance Corporation issued customer rate relief bonds in March 2023, and on March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in cash proceeds from the issuance and sale of the state’s customer rate relief bonds. The proceeds from the state’s customer rate relief bonds included carrying costs incurred through August 2022. Incremental carrying costs incurred after August 2022 until the date the proceeds were received are recorded in a separate regulatory asset; the current Texas Gas rate proceeding includes a request for recovery of this regulatory asset. As CenterPoint Energy and CERC have no future financial obligations for the repayment of the state’s customer rate relief bonds, the customer rate relief bonds are not recorded on CenterPoint Energy’s or CERC’s balance sheets. The $1.1 billion in cash proceeds from the state’s customer rate relief bonds is considered to be a government grant. The state’s customer rate relief bonds are backed in part by customer rate relief property, including customer rate relief charges, which are non-bypassable uniform monthly volumetric charges to be paid by all existing and future customers as a component of each regulated utility’s gas cost, separate from their base rate. CERC only acts as a collection agent, whose duties include management, servicing and administration of a portion of the customer rate relief property which is associated with the customer rate relief charge imposed on customers of CERC under the guidance and direction from the Railroad Commission. The Texas Natural Gas Securitization Finance Corporation, and not CenterPoint Energy or CERC, is the owner of the customer rate relief property. The assets of the Texas Natural Gas Securitization Finance Corporation are not available to pay creditors of CenterPoint Energy, CERC, or their affiliates. While the customer rate relief charges will be included by CERC in their monthly billings, the billing amount is established by the Railroad Commission. CERC will remit all customer rate relief charges to the financing entity set up by the Railroad Commission. Therefore, the collection and servicing of customer rate relief charges have no impact on the respective Statements of Consolidated Income of CenterPoint Energy or CERC.

As U.S. generally accepted accounting principles have no specific accounting guidance for government grants or assistance, the cash proceeds from the state’s customer rate relief bonds were accounted for as a government grant by analogy to the grant model under IAS 20—Accounting for Government Grants and Disclosures of Government Assistance. CenterPoint Energy and CERC reflect the proceeds from the grant as a deduction to natural gas costs and recognized the $1.1 billion of cash proceeds from the state’s customer rate relief bonds within Utility natural gas expense on their respective Statements of Consolidated Income in the year ended December 31, 2023, net of the recognition of natural gas cost related to relieving CenterPoint Energy and CERC’s regulatory assets related to the February 2021 Winter Storm Event in the same period.

Houston Electric TEEEF

Pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation) which are detailed in Note 20. Houston Electric initially sought recovery of the lease costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million in its DCRF application field with the PUCT on April 5, 2022, and subsequently amended on July 1, 2022, to show mobile generation in a separate Rider TEEEF. A final order was issued on April 5, 2023 approving a reduced revenue requirement of $39 million that results in full recovery of costs requested but lengthens the amortization period for the short-term lease to be collected over 82.5 months. On May 25, 2023, the PUCT issued its order on rehearing which clarified some of the findings, but did not change the approval of TEEEF cost recovery. Additional motions for rehearing were filed and the PUCT issued an order on August 3, 2023 denying the motions for rehearing. The deadline for a party to file a judicial appeal of the PUCT’s decision was September 5, 2023, and no appeal was filed. As such, the PUCT’s decision on the first TEEEF filing is now final and non-appealable.

On April 5, 2023, Houston Electric made its second TEEEF filing requesting recovery of TEEEF related costs incurred through December 31, 2022. Houston Electric is requesting a new annual revenue requirement of approximately $188 million using 78 months to amortize the related deferred costs for proposed rates beginning September 2023, a net increase in TEEEF revenues of approximately $149 million. On June 7, 2023, intervenors jointly requested a hearing, and on June 14, 2023, the PUCT staff indicated that it does not oppose a hearing in this docket. On June 21, 2023 Houston Electric made a filing that a hearing is not necessary given the PUCT’s decision in the TEEEF docket filed in 2022 and indicated that if the PUCT does refer this case to the State Office of Administrative Hearings, any preliminary order issued by the PUCT should be limited. On July 18, 2023 the PUCT referred the case to the State Office of Administrative Hearings and, on July 20, 2023, the PUCT issued a preliminary order identifying the issues to be addressed. On August 28, 2023, the State Office of Administrative Hearings issued an Order setting interim rates to collect an annual revenue requirement at the filed amount. Interim rates became effective on September 1, 2023 and are subject to surcharge or refund if they differ from the final rates approved by the PUCT. On October 12, 2023, a joint motion to abate was filed because the parties reached an agreement in principle on all issues. The agreement in principle reduces the annual revenue requirement by approximately $35 million based on recovering the balance as of December 31, 2022 over a 102 month amortization period (instead of the 78 month period in the initial filing) and also allows for revised interim rates (to incorporate the agreement in principle and the initial interim rates that have been in place since September 1, 2023). The updated interim rates were implemented December 15, 2023. The agreement in principle is subject to PUCT approval which was granted in its order issued on February 1, 2024.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of December 31, 2023. Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the on-going proceedings and did not record any impairments on its right of use assets in the years ended December 31, 2023 or 2022. See Note 20 for further information.

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

Compensation costs for the performance awards and stock unit awards granted under LTIPs are measured using fair value and expected achievement levels on the grant date. For performance awards with operational goals, the achievement levels are revised as goals are evaluated. The fair value of awards granted to employees is based on the closing stock price of CenterPoint Energy’s Common Stock on the grant date. The compensation expense is recorded on a straight-line basis over the vesting period. Forfeitures are estimated on the date of grant based on historical averages and estimates are updated periodically throughout the vesting period.

The performance awards granted in 2023, 2022 and 2021 are distributed based upon the achievement of certain objectives over a three-year performance cycle. The stock unit awards granted in 2023, 2022 and 2021 are service based, subject to the achievement of a performance goal. The stock unit awards generally vest at the end of a three-year period; however, stock unit awards granted to non-employee directors vest immediately upon grant. Upon vesting, shares of the performance awards and stock unit awards are issued to the participants along with the value of dividend equivalents earned over the performance cycle or vesting period.

The following table summarizes CenterPoint Energy’s expenses related to LTIPs for 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
LTIP compensation expense (1)	$65	$51	$48
Income tax benefit recognized	15	12	11
Actual tax benefit realized for tax deductions	17	6	4

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income and shown prior to any amounts capitalized.

The following tables summarize CenterPoint Energy’s LTIP activity for 2023

	Year Ended December 31, 2023
	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (2) (Millions)
Performance Awards (1)
Outstanding and nonvested as of December 31, 2022	5,157	$24.26
Granted	1,960	29.18
Forfeited or canceled	(291)	27.38
Vested and released to participants	(1,601)	23.08
Outstanding and nonvested as of December 31, 2023	5,225	$25.95	1.1	$101
Stock Unit Awards
Outstanding and nonvested as of December 31, 2022	2,296	$25.03
Granted	606	30.83
Forfeited or canceled	(93)	27.10
Vested and released to participants	(948)	24.48
Outstanding and nonvested as of December 31, 2023	1,861	$26.91	0.7	$53

(1)Reflects maximum performance achievement.
(2)Reflects the impact of current expectations of achievement and stock price.

Additional information related to the Performance Awards and Stock Unit Awards is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions, except for per unit amounts)
Performance Awards
Weighted-average grant date fair value per unit of awards granted	$29.18	$28.12	$21.89
Total intrinsic value of awards received by participants	47	13	7
Vested grant date fair value	37	13	8
Stock Unit Awards
Weighted-average grant date fair value per unit of awards granted	$30.83	$28.44	$24.20
Total intrinsic value of awards received by participants	28	14	11
Vested grant date fair value	23	13	11

As of December 31, 2023, there was $36 million of total unrecognized compensation cost related to nonvested performance and stock unit awards which is expected to be recognized over a weighted-average period of 1.7 years.

(b) Pension Benefits (CenterPoint Energy)

CenterPoint Energy maintains a non-contributory qualified defined benefit pension plan covering eligible employees and is closed to new participants, with benefits determined using a cash balance formula. In addition to the non-contributory qualified defined benefit pension plan, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s non-contributory qualified pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated.

CenterPoint Energy also maintains three additional qualified defined benefit pension plans, two of which are closed to new participants and one of which is completely frozen, and a non-qualified supplemental retirement plan. The defined benefit pension plans cover eligible full-time regular employees and retirees of Vectren and are primarily non-contributory.

In December 2022, the CenterPoint Energy pension plan completed an annuity lift-out, a transaction that provided for the purchase of an irrevocable group annuity contract to fund pension plan annuities of retirees from previously divested businesses, as part of a de-risking strategy. This annuity lift-out reduced the plan’s pension obligation by $138 million and plan assets by $136 million which were transferred to an insurance company. The $138 million transferred benefit obligation represented 9.4% of CenterPoint Energy’s total benefit obligation as of its last remeasurement prior to the transaction. As a result of this transaction, CenterPoint Energy incurred a settlement charge of $47 million. In addition, CenterPoint Energy was relieved of all responsibility for these pension obligations’ and an insurance company is now required to pay and administer the retirement benefits owed to 1,119 retirees and beneficiaries, with no changes to the amount, timing or form of retirement benefit payments.

CenterPoint Energy’s net periodic cost includes the following components relating to pension, including the non-qualified benefit plans:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Service cost (1)	$25	$29	$39
Interest cost (2)	76	73	59
Expected return on plan assets (2)	(76)	(87)	(103)
Amortization of net loss (2)	28	31	36
Settlement cost (2) (3)	—	126	38
Net periodic cost	$53	$172	$69

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.
(2)Amounts presented in the table above are included in Other, net in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals.
(3)A one-time, non-cash settlement cost is required when the total lump sum distributions or other settlements of plan benefit obligations during a plan year exceed the service cost and interest cost components of the net periodic cost for that year. In 2023, 2022 and 2021, CenterPoint Energy recognized non-cash settlement cost due to lump sum settlement payments. The transfer of assets related to the 2022 Annuity Lift-Out is considered a lump sum settlement payment.

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension benefits:

	Year Ended December 31,
	2023	2022	2021
Discount rate	5.15%	2.80%	2.45%
Expected return on plan assets	6.50	5.00	5.00
Rate of increase in compensation levels	4.99	4.95	5.05

In determining net periodic benefit cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets except for two of Vectren’s qualified defined benefit pension plans which use a market related value of assets.

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in the Consolidated Balance Sheets as well as the key assumptions of CenterPoint Energy’s pension plans. The measurement dates for plan assets and obligations were December 31, 2023 and 2022.

	December 31,
	2023	2022
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,553	$2,298
Service cost	25	29
Interest cost	76	73
Benefits paid (4)	(147)	(509)
Actuarial (gain) loss (1)	41	(338)
Plan amendment	—	—
Benefit obligation, end of year	1,548	1,553
Change in Plan Assets
Fair value of plan assets, beginning of year	1,212	2,072
Employer contributions	32	35
Benefits paid (4)	(147)	(509)
Actual investment return	107	(386)
Fair value of plan assets, end of year	1,204	1,212
Funded status, end of year	$(344)	$(341)

Amounts Recognized in Balance Sheets
Non-current assets	$4	$—
Current liabilities-other	(7)	(7)
Other liabilities-benefit obligations	(341)	(334)
Net liability, end of year	$(344)	$(341)
Actuarial Assumptions
Discount rate (2)	4.95%	5.15%
Expected return on plan assets (3)	6.50	6.50
Rate of increase in compensation levels	4.97	4.99
Interest crediting rate	3.00	3.00

(1)Significant sources of loss for 2023 include the decrease in discount rate from 5.15% to 4.95%, partially offset by significant sources of gain that include actual return on assets exceeding expected return on plan assets during 2023.
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

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets:

	December 31,
	2023		2022
	Pension (Qualified)	Pension (Non-qualified)	Pension (Qualified)	Pension (Non-qualified)
	(in millions)
Accumulated benefit obligation	$1,496	$48	$1,497	$51
Projected benefit obligation	1,500	48	1,502	51
Fair value of plan assets	1,204	—	1,212	—

The accumulated benefit obligation for all defined benefit pension plans on CenterPoint Energy’s Consolidated Balance Sheets was $1,544 million and $1,548 million as of December 31, 2023 and 2022, respectively.

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

Postretirement benefits are accrued over the active service period of employees. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$1	$2	$—	$1	$2	$—	$1
Interest cost (2)	13	5	5	9	4	3	9	4	3
Expected return on plan assets (2)	(5)	(4)	(1)	(5)	(4)	(1)	(4)	(3)	(1)
Amortization of prior service cost (credit) (2)	(2)	(5)	2	(3)	(4)	2	(4)	(5)	1
Amortization of net loss (2)	(8)	(4)	(3)	(4)	(2)	(1)	—	—	—
Net postretirement benefit cost (credit)	$(1)	$(8)	$4	$(1)	$(6)	$4	$3	$(4)	$4

(1)Amounts presented in the table above are included in Operation and maintenance expense in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals and amounts capitalized.
(2)Amounts presented in the table above are included in Other, net in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals.

The following assumptions were used to determine net periodic cost relating to postretirement benefits:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Discount rate	5.15%	5.15%	5.15%	2.85%	2.85%	2.85%	2.50%	2.50%	2.50%
Expected return on plan assets	5.13	5.26	4.69	3.22	3.32	2.86	3.20	3.30	2.85

The following table summarizes changes in the benefit obligation, plan assets, the amounts recognized in consolidated balance sheets and the key assumptions of the postretirement plans. The measurement dates for plan assets and benefit obligations were December 31, 2023 and 2022.

	December 31,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$263	$115	$92	$336	$148	$118
Service cost	1	—	1	2	—	1
Interest cost	13	5	5	9	4	3
Participant contributions	6	2	3	6	2	3
Benefits paid	(20)	(8)	(8)	(20)	(7)	(8)
Plan amendment	—	—	—	3	—	2
Actuarial (gain) loss (1)	—	(1)	—	(73)	(32)	(27)
Benefit obligation, end of year	263	113	93	263	115	92
Change in Plan Assets
Fair value of plan assets, beginning of year	109	84	25	132	104	29
Employer contributions	7	—	4	8	1	4
Participant contributions	6	2	3	6	2	3
Benefits paid	(20)	(8)	(8)	(20)	(7)	(8)
Actual investment return	10	8	2	(17)	(16)	(3)
Fair value of plan assets, end of year	112	86	26	109	84	25
Funded status, end of year	$(151)	$(27)	$(67)	$(154)	$(31)	$(67)
Amounts Recognized in Balance Sheets
Current liabilities — other	$(7)	$—	$(4)	$(7)	$—	$(4)
Other liabilities — benefit obligations	(144)	(27)	(63)	(147)	(31)	(64)
Net liability, end of year	$(151)	$(27)	$(67)	$(154)	$(31)	$(68)

Actuarial Assumptions
Discount rate (2)	4.95%	4.95%	4.95%	5.15%	5.15%	5.15%
Expected return on plan assets (3)	5.13	5.26	4.69	3.66	3.75	3.35
Medical cost trend rate assumed for the next year - Pre-65	7.25	7.25	7.25	6.50	6.50	6.50
Medical/prescription drug cost trend rate assumed for the next year - Post-65	22.76	22.76	22.76	23.66	23.66	23.66
Prescription drug cost trend rate assumed for the next year - Pre-65	9.00	9.00	9.00	8.00	8.00	8.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50	4.50	4.50	4.50
Year that the cost trend rates reach the ultimate trend rate - Pre-65	2033	2033	2033	2032	2032	2032
Year that the cost trend rates reach the ultimate trend rate - Post-65	2033	2033	2033	2032	2032	2032

(1)Significant sources of loss for 2023 include updated life insurance rates and the decrease in discount rate from 5.15% to 4.95%.
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

(d) Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy and CERC)

CenterPoint Energy recognizes the funded status of its pension and other postretirement plans on its Consolidated Balance Sheets. To the extent this obligation exceeds amounts previously recognized in the Statements of Consolidated Income, CenterPoint Energy records a regulatory asset for that portion related to its rate-regulated utilities. To the extent that excess liability does not relate to a rate-regulated utility, the offset is recorded as a reduction to equity in accumulated other comprehensive income.

Amounts recognized in accumulated other comprehensive loss (gain) consist of the following:

	December 31,
	2023			2022
	Pension Benefits	Postretirement Benefits		Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Unrecognized actuarial loss (gain)	$69	$(34)	$(27)	$70	$(36)	$(28)
Unrecognized prior service cost	—	12	10	—	13	11
Net amount recognized in accumulated other comprehensive loss (gain)	$69	$(22)	$(17)	$70	$(23)	$(17)

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2023 are as follows:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Net loss (gain)	$2	$—	$1
Amortization of net loss	(3)	2	(2)
Amortization of prior service cost	—	(1)	1
Settlement	—	—	—
Total recognized in comprehensive income	$(1)	$1	$—
Total recognized in net periodic costs and Other comprehensive income	$52	$—	$4

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

As part of the investment strategy discussed above, CenterPoint Energy maintained the following weighted-average allocation targets for its pension plans as of December 31, 2023:

	Minimum	Maximum
U.S. equity	17%	27%
International equity	9%	19%
Real estate	2%	11%
Fixed income	54%	64%
Cash	—%	2%

The following tables set forth by level, within the fair value hierarchy (see Note 10), CenterPoint Energy’s pension plan assets at fair value as of December 31, 2023 and 2022:

	Fair Value Measurements as of December 31,
	2023				2022
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash	$21	$—	$—	$21	$7	$—	$—	$7
Corporate bonds:
Investment grade or above	—	469	—	469	—	467	—	467
Equity securities:
U.S. companies	30	—	—	30	29	—	—	29
Cash received as collateral from securities lending	94	—	—	94	47	—	—	47
U.S. treasuries and government agencies	178	—	—	178	163	—	—	163
Mortgage backed securities	—	15	—	15	—	6	—	6
Asset backed securities	—	1	—	1	—	2	—	2
Municipal bonds	—	25	—	25	—	24	—	24
International government bonds	—	9	—	9	—	10	—	10
Obligation to return cash received as collateral from securities lending	(94)	—	—	(94)	(47)	—	—	(47)
Financial instruments	—	(4)	—	(4)	—	—	—	—
Total investments at fair value	$229	$515	$—	744	$199	$509	$—	708
Investments measured by net asset value per share or its equivalent (1) (2)				460				504
Total Investments				$1,204				$1,212

(1)Represents investments in pooled investment funds and common collective trust funds.
(2)The amounts invested in pooled investment funds were 100% allocated to real estate. The amounts invested common collective trust funds were allocated as follows:

	As of December 31,
	2023	2022
International equities	40%	40%
U.S. equities	59%	56%
Fixed income	1%	4%

Level 2 investments, which do not have a quoted price in active market, are valued using the market data provided by independent pricing services or major market makers, to arrive at a price a dealer would pay for the security.

The pension plans utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains/losses settled in the cash accounts. The pension plans did not include any holdings of CenterPoint Energy Common Stock as of December 31, 2023 or 2022.

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

As part of the investment strategy discussed above, the Registrants maintained the following weighted-average allocation targets for the postretirement plans as of December 31, 2023:

	CenterPoint Energy		Houston Electric		CERC
	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
U.S. equities	14%	24%	13%	23%	15%	25%
International equities	3%	13%	3%	13%	2%	12%
Fixed income	69%	79%	69%	79%	68%	78%
Cash	—%	2%	—%	2%	—%	2%

The following table sets forth by level, within the fair value hierarchy (see Note 10), the Registrants’ postretirement plan assets at fair value as of December 31, 2023 and 2022:

	Fair Value Measurements as of December 31,
	2023				2022
	Mutual Funds
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
CenterPoint Energy	$113	$—	$—	$113	$109	$—	$—	$109
Houston Electric	86	—	—	86	84	—	—	84
CERC	26	—	—	26	25	—	—	25

The amounts invested in mutual funds were allocated as follows:

	As of December 31,
	2023			2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Fixed income	72%	72%	71%	74%	74%	74%
U.S. equities	20%	19%	22%	18%	17%	20%
International equities	8%	9%	6%	8%	8%	6%

(g) Benefit Plan Contributions

The Registrants made the following contributions in 2023 and are required to make the following minimum contributions in 2024 to the indicated benefit plans below:

	Contributions in 2023			Expected Minimum Contributions in 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Qualified pension plans	$24	$—	$—	$2	$—	$—
Non-qualified pension plans	8	—	—	7	—	—
Postretirement benefit plans	7	—	4	8	1	4

The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2024	$141	$14	$6	$5
2025	143	16	6	6
2026	137	17	7	6
2027	135	19	8	7
2028	133	20	9	7
2029-2033	606	107	49	36

(h) Savings Plan

CenterPoint Energy maintains the CenterPoint Energy Savings Plan, a tax-qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Code, and an employee stock ownership plan under Section 4975(e)(7) of the Code. Under the plan, participating employees may make pre-tax or Roth contributions and, if eligible, after-tax contributions up to certain federally mandated limits. Participating Registrants provide matching contributions and, as of January 1, 2020, for certain eligible employees, non-elective contributions up to certain limits. CenterPoint Energy, through the Merger, also acquired additional defined contribution retirement savings plans sponsored by Vectren and its subsidiaries that are qualified under sections 401(a) and 401(k) of the Code, one of which merged into the CenterPoint Energy Savings Plan as of January 1, 2020 and one of which merged into the CenterPoint Energy Savings Plan as of January 1, 2022. As of January 1, 2022, the CenterPoint Energy Savings Plan is the only remaining qualified defined contribution retirement savings plan maintained by CenterPoint Energy.

The CenterPoint Energy Savings Plan has significant holdings of Common Stock. As of December 31, 2023, 6,589,241 shares of Common Stock were held by the savings plan, which represented approximately 7% of its investments. Given the concentration of the investments in Common Stock, the savings plan and its participants have market risk related to this investment. The savings plan limits the percentage of future contributions that can be invested in Common Stock to 25% and prohibits transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in Common Stock.

CenterPoint Energy allocates the savings plan benefit expense to Houston Electric and CERC related to their respective employees. The following table summarizes the Registrants’ savings plan benefit expense for 2023, 2022 and 2021:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Savings plan benefit expenses (1)	$67	$23	$20	$72	$23	$22	$58	$20	$23

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

Expenses related to other benefit plans were recorded as follows:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$(1)	$—	$—	$4	$1	$1	$3	$1	$2
Deferred compensation plans	(1)	—	—	1	—	—	3	—	—

Amounts related to other benefit plans were included in Benefit Obligations in the Registrants’ accompanying Consolidated Balance Sheets as follows:

	December 31, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Postemployment benefits	$5	$2	$3	$9	$3	$4
Deferred compensation plans	26	3	1	28	4	1
Split-dollar life insurance arrangements	46	1	—	22	1	—

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

As of December 31, 2023, the Registrants’ employees were covered by collective bargaining agreements as follows:

		Percentage of Employees Covered
	Agreement Expiration	CenterPoint Energy	Houston Electric	CERC
IBEW Local 66	May 2026	17%	53%	—%
OPEIU Local 12	December 2025	2%	—%	2%
Gas Workers Union Local 340	April 2025	5%	—%	13%
IBEW Locals 1393 and USW Locals 12213 & 7441	December 2026	3%	—%	8%
IBEW Locals 949	December 2025	3%	—%	7%
USW Locals 13-227	June 2027	5%	—%	13%
USW Locals 13-1	June 2027	—%	—%	1%
IBEW Local 702	June 2025	3%	—%	—%
Teamsters Local 135/215	September 2024	—%	—%	—%
UWUA Local 175	October 2024	2%	—%	4%
Total		40%	53%	48%

The collective bargaining agreements with Teamsters Local 135 related to SIGECO employees and Utility Workers Union of America, Local 175 related to VEDO employees are scheduled to expire in September 2024 and October 2024, respectively, and negotiations of these agreements are expected to be completed before the respective expirations.

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

(9) Derivative Instruments

The Registrants are exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Registrants, from time to time, utilize derivative instruments such as swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on operating results and cash flows.

(a) Non-Trading Activities

Commodity Derivative Instruments (CenterPoint Energy and CERC). CenterPoint Energy and CERC, through the Indiana Utilities they respectively own, enter into certain derivative instruments, including physical forward contracts, to mitigate the effects of commodity price movements. Outstanding derivative instruments designated as economic hedges at the Indiana Utilities hedge long-term variable rate natural gas purchases. The Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging natural gas purchases, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges. As of both December 31, 2023 and 2022, the notional volumes of both CenterPoint Energy’s and CERC’s natural gas derivatives were 27,421 MMBtu per day.

Interest Rate Risk Derivative Instruments. From time to time, the Registrants may enter into interest rate derivatives that are designated as economic or cash flow hedges. The objective of these hedges is to offset risk associated with interest rates borne by the Registrants in connection with an anticipated future fixed rate debt offering or other exposure to variable rate debt. Houston Electric and the Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging financing activity, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset. For the impacts of cash flow hedges to Accumulated other comprehensive income, see Note 12.

The table below summarizes CenterPoint Energy’s and Houston Electric’s outstanding interest rate hedging activity:

	December 31, 2023	December 31, 2022
Hedging Classification	Notional Principal
	(in millions)
CenterPoint Energy:
Economic hedge (1)	$—	$84
Cash flow hedge (2) (3)	200	—
Houston Electric:
Cash flow hedge (3)	100	—

(1)Relates to interest rate derivative instruments at SIGECO that terminated on May 1, 2023.
(2)Relates to interest rate derivative instruments at CenterPoint Energy with a termination date of December 31, 2029. The interest rate swap agreements were designated as cash flow hedges of forecasted transactions. CenterPoint Energy records all changes in the fair value of cash flow hedges in accumulated other comprehensive income (loss) until the underlying hedged transaction occurs, when it reclassifies that amount into earnings.
(3)Relates to interest rate derivative instruments at Houston Electric with a termination date of June 28, 2024. The interest rate treasury lock agreements were designated as cash flow hedges of forecasted transactions. Houston Electric records all changes in the fair value of cash flow hedges to a regulatory asset or liability, which is amortized over the life of the associated debt being hedged.

(b) Derivative Fair Values and Income Statement Impacts

CenterPoint Energy’s outstanding interest rate derivatives designated as cash flow hedges described above were not material as of December 31, 2023 and are included in current non-trading derivative liabilities on CenterPoint Energy’s Consolidated Balance Sheets. Houston Electric’s outstanding interest rate derivatives designated as cash flow hedges described above were not material as of December 31, 2023 and are included in prepaid expenses and other current assets on Houston Electric’s Consolidated Balance Sheets.

The tables below provide a balance sheet overview of CenterPoint Energy’s and CERC’s derivative assets and liabilities as of December 31, 2023 and 2022.

		December 31, 2023		December 31, 2022
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
CenterPoint Energy:		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$—	$—	$9	$—
Interest rate derivatives	Current Assets: Non-trading derivative assets	—	—	1	—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	—	—	2	—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	—	9	—	—
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	3	—	—
Indexed debt securities derivative (2)	Current Liabilities	—	605	—	578
	Total	$—	$617	$12	$578

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability or asset position with no offsetting amount as of December 31, 2023 and 2022, respectively.
(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity and other payments to which they may be entitled. See Note 11 for further information.

		December 31, 2023		December 31, 2022
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
CERC:		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$—	$—	$7	$—
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	—	—	2	—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	—	8	—	—
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	3	—	—
Total		$—	$11	$9	$—

(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability or asset position with no offsetting amount as of December 31, 2023 and 2022, respectively.

The table below provides the related income statement impacts of derivative activity for the years ending December 31, 2023, 2022 and 2021.

		Year Ended December 31,
	Income Statement Location	2023	2022	2021
CenterPoint Energy:		(in millions)
Effects of derivatives not designated as hedging instruments:
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$(27)	$325	$50
Total CenterPoint Energy		$(27)	$325	$50

(1)The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Statements of Consolidated Income.

(c) Credit Risk Contingent Features (CenterPoint Energy and CERC)

Certain of CenterPoint Energy’s and CERC’s derivative instruments contain provisions that require CenterPoint Energy and CERC to maintain an investment grade credit rating on their respective long-term unsecured unsubordinated debt from S&P and Moody’s. If CenterPoint Energy’s or CERC’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or additional collateral.

	December 31, 2023		December 31, 2022
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$9	$8	$—	$—
Fair value of collateral already posted	—	—	—	—
Additional collateral required to be posted if credit risk contingent features triggered	9	8	—	—

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

The following tables present information about the Registrants’ assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$541	$—	$—	$541	$510	$—	$—	$510
Investments, including money market funds (1)	31	—	—	31	32	—	—	32
Interest rate derivatives	—	—	—	—	—	1	—	1
Natural gas derivatives	—	—	—	—	—	11	—	11
Total assets	$572	$—	$—	$572	$542	$12	$—	$554
Liabilities
Indexed debt securities derivative	$—	$605	$—	$605	$—	$578	$—	$578
Natural gas derivatives	—	12	—	12	—	—	—	—
Total liabilities	$—	$617	$—	$617	$—	$578	$—	$578

Houston Electric

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$14	$—	$—	$14	$17	$—	$—	$17
Total assets	$14	$—	$—	$14	$17	$—	$—	$17

CERC

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$15	$—	$—	$15	$14	$—	$—	$14
Natural gas derivatives	—	—	—	—	—	9	—	9
Total assets	$15	$—	$—	$15	$14	$9	$—	$23
Liabilities
Natural gas derivatives	$—	$11	$—	$11	$—	$—	$—	$—
Total liabilities	$—	$11	$—	$11	$—	$—	$—	$—

(1)Amounts are included in Prepaid expenses and other current assets in the respective Consolidated Balance Sheets.

During 2023 and 2022, CenterPoint Energy did not have any assets or liabilities designated as Level 3.

Items Measured at Fair Value on a Nonrecurring Basis

For a discussion of the valuation of the Arkansas and Oklahoma Natural Gas businesses in 2021, see Note 4.

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

	December 31, 2023			December 31, 2022
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$18,609	$7,587	$4,670	$16,338	$6,353	$4,826
Fair value	17,804	6,917	4,627	14,990	5,504	4,637

(1)Includes Securitization Bond debt.

(11) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded as Gain (loss) on equity securities in CenterPoint Energy’s Statements of Consolidated Income. The following table presents information on CenterPoint Energy's equity securities for each period indicated:

	Year Ended December 31,
	2023	2022	2021
		(in millions)
AT&T Common	$(17)	$(63)	$(43)
Charter Common	43	(273)	(8)
WBD Common	5	23	—
Energy Transfer Common Units (1)	—	95	(124)
Energy Transfer Series G Preferred Units (1)	—	(9)	2
Other	—	—	1
Total Gains (Losses) on Equity Securities	$31	$(227)	$(172)

(1)In 2022, CenterPoint Energy completed the execution of its previously announced plan to exit the midstream sector by selling the remaining Energy Transfer Common Units and Energy Transfer Series G Preferred Units it held.

CenterPoint Energy recorded unrealized gains (losses) of $31 million, $(313) million, and $(52) million for the years ended December 31, 2023, 2022, and 2021, respectively, for equity securities held as of December 31, 2023, 2022, and 2021.

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS.

	Shares Held at December 31,		Carrying Value at December 31,
	2023	2022	2023	2022
			(in millions)
AT&T Common	10,212,945	10,212,945	$171	$188
Charter Common	872,503	872,503	339	296
WBD Common	2,470,685	2,470,685	28	23
Other			3	3
			$541	$510

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion, of which $828 million remained outstanding as of December 31, 2023. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.
CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	December 31,
	2023	2022
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of December 31, 2023, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $18 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS. As of December 31, 2023, the market value of such shares was approximately $538 million, which would provide an exchange amount of $618 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

	ZENS-Related Securities	Debt Component of ZENS	Derivative Component of ZENS
	(in millions)
Balance as of December 31, 2020	$871	$15	$953
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(5)	—
Gain on indexed debt securities	—	—	(50)
Loss on ZENS-Related Securities	(51)	—	—
Balance as of December 31, 2021	820	10	903
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(3)	—
Gain on indexed debt securities	—	—	(325)
Loss on ZENS-Related Securities	(313)	—	—
Balance as of December 31, 2022	507	7	578
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(2)	—
Loss on indexed debt securities	—	—	27
Gain on ZENS-Related Securities	31	—	—
Balance as of December 31, 2023	$538	$5	$605

(12) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared and paid dividends on its Common Stock during 2023, 2022 and 2021 as presented in the table below:

	Dividends Declared Per Share			Dividends Paid Per Share
	2023	2022	2021	2023	2022	2021
Common Stock	$0.7800	$0.7200	$0.6600	$0.7700	$0.7000	$0.6500
Series A Preferred Stock (1)	30.6250	61.2500	61.2500	61.2500	61.2500	61.2500
Series B Preferred Stock (2)	—	—	35.0000	—	—	52.5000
Series C Preferred Stock (3)	—	—	—	—	—	0.1600

(1)All of the outstanding shares of Series A Preferred Stock were redeemed during 2023 as further described below.
(2)All of the outstanding shares of Series B Preferred Stock were converted to Common Stock during 2021.
(3)The Series C Preferred Stock was entitled to participate in any dividend or distribution (excluding those payable in Common Stock) with the Common Stock on a pari passu, pro rata, as-converted basis. The per share amount reflects the dividend per share of Common Stock as if the Series C Preferred Stock were converted into Common Stock. All of the outstanding Series C Preferred Stock was converted to Common Stock during 2021.

Preferred Stock (CenterPoint Energy)

	Liquidation Preference Per Share	Shares Outstanding as of December 31,			Outstanding Value as of December 31,
		2023	2022	2021	2023	2022	2021
	(in millions, except shares and per share amount)
Series A Preferred Stock (1)	$1,000	—	800,000	800,000	$—	$790	$790
		—	800,000	800,000	$—	$790	$790

(1)All of the outstanding shares of Series A Preferred Stock were redeemed during 2023 as further described below.

Dividend Requirement on Preferred Stock

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Series A Preferred Stock	$50	$49	$49
Series B Preferred Stock	—	—	46
Total income allocated to preferred shareholders	$50	$49	$95

Series A Preferred Stock

Prior to the redemption of all outstanding shares of Series A Preferred Stock in September 2023, the aggregate liquidation value of the Series A Preferred Stock was $800 million with a per share liquidation value of $1,000. The Series A Preferred Stock was redeemable at CenterPoint Energy’s election on or after September 1, 2023, for cash at a redemption price of $1,000 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date.

Dividends. The Series A Preferred Stock accrued cumulative dividends, calculated as a percentage of the stated amount per share, at a fixed annual rate of 6.125% per annum to be paid in cash if, when and as declared. If declared, dividends were payable semi-annually in arrears on each March 1 and September 1, beginning on March 1, 2019. Cumulative dividends earned during the applicable periods are presented on CenterPoint Energy’s Statements of Consolidated Income as Preferred stock dividend requirement.

Ranking. The Series A Preferred Stock, with respect to anticipated dividends and distributions upon CenterPoint Energy’s liquidation or dissolution, or winding-up of CenterPoint Energy’s affairs, ranked:

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

Voting Rights. Holders of the Series A Preferred Stock generally did not have voting rights.

Redemption of Series A Preferred Stock. On September 1, 2023, CenterPoint Energy redeemed all 800,000 outstanding shares of Series A Preferred Stock, in whole for cash at a redemption price of $1,000 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date.

Temporary Equity (CenterPoint Energy)

On the approval and recommendation of the Compensation Committee and approval of the Board (acting solely through its independent directors), CenterPoint Energy entered into a retention incentive agreement with David J. Lesar, then President and Chief Executive Officer of CenterPoint Energy, dated July 20, 2021. Pursuant to the retention incentive agreement, Mr. Lesar received equity-based awards under CenterPoint Energy’s LTIP covering a total of 1 million shares of Common Stock (Total Stock Award), which were granted in multiple annual awards. Mr. Lesar received 400 thousand restricted stock units in July 2021 that vested in December 2022 and 400 thousand restricted stock units and 200 thousand restricted stock units in February 2022 and February 2023, respectively, that vested in December 2023. For accounting purposes, the 1 million shares under the Total Stock Award, consisting of the equity-based awards described above, were considered granted in July 2021. In the event that death, disability, termination without cause or resignation for good reason, as defined in the retention incentive agreement, had occurred prior to the full Total Stock Award being awarded, CenterPoint Energy would have paid a lump sum cash payment equal to the value of the unawarded equity-based awards, based on the closing trading price of Common Stock on the date of the event’s occurrence. Because the equity-based awards would have been redeemable for cash prior to being awarded upon events that were not probable at the grant date, the equity associated with any unawarded equity-based awards were classified as Temporary Equity as of December 31, 2022 on CenterPoint Energy’s Consolidated Balance Sheets. As of December 31, 2023, all restricted stock units have been awarded to Mr. Lesar and no amounts are reflected in Temporary Equity on CenterPoint Energy’s Consolidated Balance Sheets.

Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy and CERC)

Changes in accumulated comprehensive income (loss) are as follows:

	Year Ended December 31,
	2023		2022
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(31)	$16	$(64)	$10
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(8)	—	(40)	10
Amounts reclassified from accumulated other comprehensive loss:
Net deferred gain from cash flow hedges	1	—	—	—
Prior service cost (1)	1	(2)	(1)	(1)
Actuarial losses (1)	1	2	8	1
Settlement (2)	—	—	67	—
Reclassification of deferred loss from cash flow hedges realized in net income	—	—	1	—
Tax benefit (expense)	1	—	(2)	(4)
Net current period other comprehensive income (loss)	(4)	—	33	6
Ending Balance	$(35)	$16	$(31)	$16

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

(13) Short-term Borrowings and Long-term Debt

Short-term Borrowings and Long-term Debt: As of December 31, 2023 and 2022, the Registrants had the following short-term borrowings and long-term debt outstanding:

	December 31, 2023		December 31, 2022
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
CenterPoint Energy:
ZENS due 2029 (2)	$—	$5	$—	$7
CenterPoint Energy senior notes 1.45% to 5.989% due 2024 to 2049	3,250	850	3,050	—
CenterPoint Energy pollution control bonds 5.125% due 2028 (3)	68	—	68	—
CenterPoint Energy commercial paper (4)	1,036	—	1,770	—
SIGECO first mortgage bonds 3.450% to 6.00% due 2024 to 2055 (5)	825	22	277	11
SIGECO securitization bonds 5.026% to 5.172% due 2036 to 2041 (6)	324	17	—	—
Other debt	—	—	—	4
Unamortized debt issuance costs	(35)	—	(15)	—
Unamortized discount and premium, net	(5)	—	(6)	—
Houston Electric debt (see details below)	7,426	161	6,197	156
CERC debt (see details below)	4,670	4	3,495	1,842
Total CenterPoint Energy debt	$17,559	$1,059	$14,836	$2,020

Houston Electric:
General mortgage bonds 2.35% to 6.95% due 2026 to 2053 (7)	$7,512	$—	$6,112	$—
Other	1	—	1	—
Bond Company IV:
Transition bonds 3.028% due 2024	—	161	161	156
Unamortized debt issuance costs	(59)	—	(50)	—
Unamortized discount and premium, net	(28)	—	(27)	—
Total Houston Electric debt	$7,426	$161	$6,197	$156

CERC (8):
Short-term borrowings:
Inventory financing (9)	$—	$4	$—	$11
Term loan	—	—	—	500
Total CERC short-term borrowings	—	4	—	511
Long-term debt:
Senior notes 1.75% to 6.625% due 2026 to 2047	$4,120	$—	$2,620	$1,331
Indiana Gas senior notes 6.34% to 7.08% due 2025 to 2029	96	—	96	—
Commercial paper (4)	484	—	805	—
Unamortized debt issuance costs	(31)	—	(22)	—
Unamortized discount and premium, net	1	—	(4)	—
Total CERC debt	$4,670	$4	$3,495	$1,842

(1)Includes amounts due or exchangeable within one year of the date noted.
(2)CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 11(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(3)These pollution control bonds were secured by general mortgage bonds of Houston Electric as of December 31, 2023 and 2022 and are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.
(4)Commercial paper issued by CenterPoint Energy and CERC Corp. has maturities up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility. Commercial paper is classified as long-term because the termination date of the facility that backstops the commercial paper is more than one year from the balance sheet date.
(5)The first mortgage bonds issued by SIGECO subject SIGECO’s properties to a lien under the related mortgage indenture as further discussed below.
(6)Scheduled final payment dates are November 15, 2036 and May 15, 2041. The SIGECO Securitization Bonds will be repaid over time through a securitization charge imposed on retail electric customers in SIGECO’s service territory.
(7)The general mortgage bonds issued by Houston Electric subject Houston Electric’s properties to a lien under the General Mortgage as further discussed below.
(8)Issued by CERC Corp.
(9)Represents AMA transactions accounted for as an inventory financing.

Debt Transactions

Debt Issuances. During 2023, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
		(in millions, except for interest rates)
Houston Electric (1)	March 2023	General Mortgage Bonds	$600	4.95%	2033
Houston Electric (1)	March 2023	General Mortgage Bonds	300	5.30%	2053
Houston Electric (2)	September 2023	General Mortgage Bonds	500	5.20%	2028
		Total Houston Electric	1,400
CERC (3)	February 2023	Term Loan	500	SOFR (4) + 0.85%	2024
CERC (5)	February 2023	Senior Notes	600	5.25%	2028
CERC (5)	February 2023	Senior Notes	600	5.40%	2033
CERC (6)	May 2023	Senior Notes	300	5.25%	2028
		Total CERC	2,000
CenterPoint Energy (7)	March 2023	First Mortgage Bonds	100	4.98%	2028
CenterPoint Energy (7)	March 2023	First Mortgage Bonds	80	5.04%	2033
CenterPoint Energy (8)	March 2023	Term Loan	250	SOFR (4) + 1.50%	2023
CenterPoint Energy (9)	June 2023	Securitization Bonds	341	5.026% - 5.172%	2038-2043
CenterPoint Energy (10)	August 2023	Convertible Notes	1,000	4.25%	2026
CenterPoint Energy (11)	August 2023	Senior Notes	400	5.25%	2026
CenterPoint Energy (12)	October 2023	First Mortgage Bonds	470	5.75% - 6.00%	2029-2034
		Total CenterPoint Energy	$6,041

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
(2)Total proceeds from Houston Electric’s September 2023 issuances of general mortgage bonds, net of transaction expenses and fees, of approximately $496 million were used for general limited liability company purposes, including capital expenditures, working capital and the repayment of all of Houston Electric’s borrowings under the CenterPoint Energy money pool.
(3)Total proceeds, net of transaction expenses and fees, of approximately $500 million were used for general corporate purposes, including the repayment of CERC’s outstanding commercial paper balances.
(4)As defined in the term loan agreement, which includes an adjustment of 0.10% per annum.

(5)Total proceeds from CERC’s February 2023 issuances of senior notes, net of transaction expenses and fees, of approximately $1.2 billion were used for general corporate purposes, including the repayment of (i) all or a portion of CERC’s outstanding 0.700% senior notes due 2023, (ii) all or a portion of CERC’s outstanding floating rate senior notes due 2023 and (iii) a portion of CERC’s outstanding commercial paper balances.
(6)Total proceeds, including issuance premiums and approximately $3 million of accrued interest, and net of transaction expenses and fees, of approximately $308 million were used for general corporate purposes, including repayment of a portion of CERC’s outstanding $500 million term loan due February 2024.
(7)Issued by SIGECO. Total proceeds from SIGECO’s March 2023 issuances of first mortgage bonds, net of transaction expenses and fees, of approximately $179 million were used for general corporate purposes, including repaying short-term debt.
(8)Total proceeds, net of transaction expenses and fees, of approximately $250 million were used for general corporate purposes, including the repayment of CenterPoint Energy’s outstanding commercial paper balances. The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in March 2023 and, following the repayment, the term loan agreement was terminated.
(9)Issued by SIGECO Securitization Subsidiary. Total proceeds from SIGECO Securitization Subsidiary’s June 2023 issuance of SIGECO Securitization Bonds, net of transaction expenses and fees, of approximately $337 million were used to pay SIGECO the purchase price of the securitization property. SIGECO used the net proceeds from the sale of the securitization property (after payment of upfront financing costs) to reimburse or pay for qualified costs approved by the IURC related to the completed retirement of its A.B. Brown 1 and 2 coal-powered generation units. See Notes 2 and 7 for further details.
(10)Total proceeds, net of discounts, transaction fees and expenses, of $985 million were used for general corporate purposes, including the redemption of CenterPoint Energy’s Series A Preferred Stock after its September 1, 2023 redemption date, and the repayment of a portion of CenterPoint Energy’s outstanding commercial paper. See additional information below.
(11)Total proceeds, net of discounts, transaction fees and expenses, of $397 million were used for general corporate purposes and the repayment of a portion of CenterPoint Energy’s outstanding commercial paper.
(12)SIGECO issued in three tranches: (i) $180 million first mortgage bonds bearing interest at 5.75% due 2029; (ii) $105 million first mortgage bonds bearing interest at 5.91% due 2030; and (iii) $185 million first mortgage bonds bearing interest at 6.00% due 2034. The net proceeds of $467 million were used for general corporate purposes.

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

Prior to the close of business on the business day immediately preceding May 15, 2026, the Convertible Notes are convertible only under certain conditions. On or after May 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time at the conversion rate then in effect, irrespective of the conditions. CenterPoint Energy may not redeem the Convertible Notes prior to the maturity date and no sinking fund is provided for the Convertible Notes.

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

In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes, CenterPoint Energy will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event. If CenterPoint Energy undergoes a fundamental change (as defined in the Convertible Notes Indenture), holders of the Convertible Notes may require CenterPoint Energy to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

Debt Repayments and Redemptions. During 2023, the following debt instruments were repaid at maturity or redeemed prior to maturity:

Registrant	Repayment/Redemption Date	Debt Instrument	Aggregate Principal	Interest Rate	Maturity Date
			(in millions)
CERC	March 2023	Term Loan (1)	$500	SOFR (2) + 0.70%	2023
CERC	March 2023	Senior Notes	700	0.70%	2023
CERC	March 2023	Floating Rate Senior Notes	575	Three-month LIBOR plus 0.5%	2023
CERC	May 2023	Term Loan (3)	500	SOFR (2) + 0.85%	2024
CERC	December 2023	Senior Notes	57	3.72%	2023
		Total CERC	2,332
CenterPoint Energy (4)	January 2023	First Mortgage Bonds	11	4.00%	2044
CenterPoint Energy	March 2023	Term Loan (1)	250	SOFR (2) + 1.50%	2023
CenterPoint Energy (5)	December 2023	Floating Rate Senior Notes	350	SOFR plus 0.65%	2024
CenterPoint Energy (6)	December 2023	First Mortgage Bonds	80	6.72%	2029
		Total CenterPoint Energy	$3,023

(1) The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in March 2023 and, following the repayment, the term loan agreement was terminated.
(2)    As defined in the term loan agreement, which includes an adjustment of 0.10% per annum.
(3) The full outstanding amount of the term loan, including accrued and unpaid interest, was repaid in May 2023 and, following the repayment, the term loan agreement was terminated.
(4)    On December 16, 2022, SIGECO provided notice of redemption and on January 17, 2023, SIGECO redeemed $11 million aggregate principal amount of SIGECO’s outstanding first mortgage bonds due 2044 at a redemption price equal to 100% of the principal amount of the first mortgage bonds to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.
(5) On November 30, 2023, CenterPoint Energy provided notice of redemption and on December 15, 2023, CenterPoint Energy redeemed $350 million aggregate principal amount of outstanding floating rate senior notes due 2024 at a redemption price equal to 100% of the principal amount of the floating rate senior notes to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date.

(6) On November 17, 2023, SIGECO provided notice of redemption and on December 19, 2023, SIGECO redeemed $80 million aggregate principal amount of outstanding first mortgage bonds due 2029 at a redemption price equal to the sum of remaining principal and interest payments discounted at the treasury yield plus 10 basis points, plus interest accrued to the redemption date and an applicable make-whole premium.

The Registrants recorded the following losses on early extinguishment of debt, including make-whole premiums and recognition of deferred debt related costs, in Interest expense and other finance charges on their respective Statements of Consolidated Income unless specified otherwise:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
CenterPoint Energy (1)	$11	$47	$53
CERC	—	—	11
Houston Electric (2)	—	2	—

(1) The loss on early extinguishment of debt at CenterPoint Energy during 2023 was recorded as a regulatory asset.
(2) The loss on early extinguishment of debt at Houston Electric during 2022 was recorded as a regulatory asset.

Securitization Bonds. As of December 31, 2023, CenterPoint Energy, Houston Electric and SIGECO had special purpose subsidiaries including the Bond Companies and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated special purpose subsidiaries are wholly-owned, bankruptcy remote entities that were formed solely for the purpose of securitizing transition property or facilitating the securitization financing of qualified costs in the second quarter of 2023 associated with the completed retirement of SIGECO’s A.B. Brown coal generation facilities through the issuance of securitization bonds and activities incidental thereto. The Securitization Bonds issued by Bond Company IV are payable only through the imposition and collection of transition charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. The SIGECO Securitization Bonds are payable only through the imposition of securitization charges payable by SIGECO’s retail electric customers, which are non-bypassable charges to provide recovery of the qualified costs of SIGECO authorized by the IURC order. CenterPoint Energy, Houston Electric and SIGECO have no payment obligations in respect of the Securitization Bonds issued by Bond Company IV or the SIGECO Securitization Bonds other than to remit the applicable transition or securitization charges they collect as set forth in servicing agreements among Houston Electric, the Bond Companies, SIGECO, the SIGECO Securitization Subsidiary and other parties. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition and securitization charges securing the bonds issued by that entity. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies (including the transition charges) or the SIGECO Securitization Subsidiary, as applicable, and the bondholders have no recourse to the to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

Credit Facilities. The Registrants had the following revolving credit facilities as of December 31, 2023:

Execution Date	Registrant	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of December 31, 2023 (2)	Termination Date
		(in millions)
December 6, 2022	CenterPoint Energy	$2,400	1.500%	65%	(3)	59.6%	December 6, 2027
December 6, 2022	CenterPoint Energy (4)	250	1.125%	65%		46.5%	December 6, 2027
December 6, 2022	Houston Electric	300	1.250%	67.5%	(3)	52.6%	December 6, 2027
December 6, 2022	CERC	1,050	1.125%	65%		40.2%	December 6, 2027
	Total	$4,000

(1)Based on credit ratings as of December 31, 2023.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of December 31, 2023.

As of December 31, 2023 and 2022, the Registrants had the following revolving credit facilities and utilization of such facilities:

	December 31, 2023					December 31, 2022
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$2,400	$—	$—	$1,036	5.54%	$2,400	$—	$11	$1,770	4.71%
CenterPoint Energy (2)	250	—	—	—	—%	250	—	—	—	—%
Houston Electric	300	—	—	—	—%	300	—	—	—	—%
CERC	1,050	—	1	484	5.53%	1,050	—	—	805	4.67%
Total	$4,000	$—	$1	$1,520		$4,000	$—	$11	$2,575

(1)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility.
(2)This credit facility was issued by SIGECO.

Maturities. As of December 31, 2023, maturities of long-term debt through 2028, excluding the ZENS obligation and unamortized discounts, premiums and issuance costs, were as follows:

	CenterPoint Energy (1)	Houston Electric (1)	CERC	Securitization Bonds
	(in millions)
2024	$1,050	$161	$—	$178
2025	64	—	10	13
2026	2,274	300	60	14
2027	1,860	300	510	14
2028	2,063	500	1,230	15

(1)These maturities include Securitization Bonds principal repayments on scheduled payment dates.

Liens. As of December 31, 2023, Houston Electric’s assets were subject to liens securing approximately $7.6 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of December 31, 2023, approximately $4.8 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of December 31, 2023, SIGECO had approximately $847 million aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of December 31, 2023, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $966 million of additional first mortgage bonds could be issued on this basis.

Houston Electric and CERC participate in a money pool through which they can borrow or invest on a short-term basis. For additional information, see Note 19.

(14) Income Taxes

The components of the Registrant’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
CenterPoint Energy - Continuing Operations
Current income tax expense (benefit):
Federal	$106	$294	$—
State	33	46	(28)
Total current expense (benefit)	139	340	(28)
Deferred income tax expense (benefit):
Federal	119	16	78
State	(88)	4	60
Total deferred expense	31	20	138
Total income tax expense	$170	$360	$110

CenterPoint Energy - Discontinued Operations
Current income tax expense:
Federal	$—	$—	$91
State	—	—	35
Total current expense	—	—	126
Deferred income tax expense (benefit):
Federal	—	—	127
State	—	—	(52)
Total deferred expense (benefit)	—	—	75
Total income tax expense (benefit)	$—	$—	$201

Houston Electric
Current income tax expense (benefit):
Federal	$(26)	$23	$22
State	34	16	22
Total current expense	8	39	44
Deferred income tax expense (benefit):
Federal	159	86	31
State	1	—	1
Total deferred expense (benefit)	160	86	32
Total income tax expense	$168	$125	$76

CERC - Continuing Operations
Current income tax expense (benefit):
Federal	$12	$30	$—
State	3	28	(25)
Total current expense (benefit)	15	58	(25)
Deferred income tax expense (benefit):
Federal	95	164	67
State	(136)	14	34
Total deferred expense (benefit)	(41)	178	101
Total income tax expense (benefit)	$(26)	$236	$76

A reconciliation of income tax expense (benefit) using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
CenterPoint Energy - Continuing Operations (1) (2) (3)
Income before income taxes	$1,087	$1,417	$778
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	228	298	163
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	25	46	63
State valuation allowance, net of federal income tax	—	—	(15)
State law change, net of federal income tax	(69)	—	(23)
Equity AFUDC	(13)	(8)	(6)
Excess deferred income tax amortization	(44)	(51)	(75)
Goodwill impairment	—	84	—
Sale of Energy Systems Group	28	—	—
Other, net	15	(9)	3
Total	(58)	62	(53)
Total income tax expense	$170	$360	$110
Effective tax rate	16%	25%	14%
CenterPoint Energy - Discontinued Operations (4)
Income before income taxes	$—	$—	$1,019
Federal statutory income tax rate	—%	—%	21%
Expected federal income tax expense	—	—	214
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	—	—	14
State law change, net of federal income tax	—	—	(27)
Total	—	—	(13)
Total income tax expense	$—	$—	$201
Effective tax rate	—%	—%	20%
Houston Electric (5) (6) (7)
Income before income taxes	$761	$635	$457
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	160	133	96
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	27	13	18
Excess deferred income tax amortization	(17)	(18)	(41)
Other, net	(2)	(3)	3
Total	8	(8)	(20)
Total income tax expense	$168	$125	$76
Effective tax rate	22%	20%	17%

	Year Ended December 31,
	2023	2022	2021
	(in millions)
CERC - Continuing Operations (8) (9) (10)
Income before income taxes	$486	$961	$466
Federal statutory income tax rate	21%	21%	21%
Expected federal income tax expense	102	202	98
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	(40)	35	31
State law change, net of federal income tax	(66)	—	(9)
State valuation allowance, net of federal income tax	—	—	(15)
Goodwill impairment	—	30	—
Excess deferred income tax amortization	(23)	(28)	(30)
Other, net	1	(3)	1
Total	(128)	34	(22)
Total income tax expense (benefit)	$(26)	$236	$76
Effective tax rate	(5)%	25%	16%

(1)Recognized a $69 million benefit for the impact of state apportionment changes that resulted in the remeasurement of state deferred taxes of the unitary group, a $44 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $13 million benefit for the impact of AFUDC equity, and a $28 million expense for the gain on the Energy Systems Group sale.
(2)Recognized a $51 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, an $8 million benefit for the impact of AFUDC equity, and a $84 million expense for the goodwill impairment on the Arkansas and Oklahoma Natural Gas business sale.
(3)Recognized a $75 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions, a $23 million benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions, a $6 million benefit for the impact of AFUDC equity, and a $15 million benefit for the impact of a change in the NOL carryforward period in Louisiana from 20 years to an indefinite period allowing for the release of the valuation allowance on certain Louisiana NOLs.
(4)Recognized a $27 million benefit for the impact of state law changes that resulted in the remeasurement of state deferred taxes in those jurisdictions.
(5)Recognized a $17 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(6)Recognized a $18 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(7)Recognized a $41 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
(8)Recognized a $66 million benefit for the impact of state apportionment changes that resulted in the remeasurement of state deferred taxes of the unitary group, and a $23 million benefit for the amortization of the net regulatory EDIT liability as decreed by regulators in certain jurisdictions.
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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(in millions)
CenterPoint Energy
Deferred tax assets:
Benefits and compensation	$131	$121
Regulatory liabilities	365	378
Loss and credit carryforwards	76	84
Asset retirement obligations	96	95
Other	124	49
Valuation allowance	(10)	(10)
Total deferred tax assets	782	717
Deferred tax liabilities:
Property, plant and equipment	3,580	3,228
Regulatory assets	401	601
Investment in ZENS and equity securities related to ZENS	788	722
Other	92	152
Total deferred tax liabilities	4,861	4,703
Net deferred tax liabilities	$4,079	$3,986
Houston Electric
Deferred tax assets:
Benefits and compensation	$10	$10
Regulatory liabilities	176	184
Asset retirement obligations	6	6
Other	18	13
Total deferred tax assets	210	213
Deferred tax liabilities:
Property, plant and equipment	1,497	1,330
Regulatory assets	119	112
Total deferred tax liabilities	1,616	1,442
Net deferred tax liabilities	$1,406	$1,229
CERC
Deferred tax assets:
Benefits and compensation	$21	$9
Regulatory liabilities	145	151
Loss and credit carryforwards	276	466
Asset retirement obligations	86	86
Other	65	25
Total deferred tax assets	593	737
Deferred tax liabilities:
Property, plant and equipment	1,602	1,427
Regulatory assets	171	381
Other	66	191
Total deferred tax liabilities	1,839	1,999
Net deferred tax liabilities	$1,246	$1,262

Tax Attribute Carryforwards and Valuation Allowance.  CenterPoint Energy has no federal NOL carryforwards and no federal charitable contribution carryforwards as of December 31, 2023. As of December 31, 2023, CenterPoint Energy had $1 billion of state NOL carryforwards that expire between 2024 and 2042, and $2 million of state tax credits, net of valuation allowance, which do not expire. CenterPoint Energy reported a valuation allowance against certain state NOL and credit carryforwards because it is more likely than not that the benefit will not be realized.

CERC has $931 million of federal NOL carryforwards which have an indefinite carryforward period. CERC has $657 million of gross state NOL carryforwards which expire between 2024 and 2042, and $2 million of state tax credits, net of valuation allowance, which do not expire.

A reconciliation of CenterPoint Energy’s beginning and ending balance of unrecognized tax benefits, excluding interest and penalties, for 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Balance, beginning of year	$26	$3
Increases related to tax positions of prior years	—	26
Decreases related to tax positions of prior years	—	(3)
Lapse of statute of limitations	(1)	—
Balance, end of year	$25	$26

CenterPoint Energy’s net unrecognized tax benefits, including penalties and interest, were $29 million as of December 31, 2023 and are included in other non-current liabilities in the Consolidated Financial Statements. Included in the balance of uncertain tax positions as of December 31, 2023 are $25 million of tax benefits that, if recognized, would affect the effective tax rate. The Registrants recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The above table does not include $4 million of accrued penalties and interest as of December 31, 2023. The Registrants believe that it is reasonably possible that there will be a $3 million decrease in unrecognized tax benefits, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2018 and tax year 2021 have been audited and settled with the IRS for CenterPoint Energy. Tax years 2019-2020 remain open. For the 2019-2023 tax years, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger 2014-2019 tax years have been audited and settled with the IRS.

(15) Commitments and Contingencies

(a) Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets as of December 31, 2023 and 2022. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

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

On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric a CPCN to purchase and acquire the 130 MW Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project as well as approved the proposed levelized rate and associated ratemaking and accounting treatment. Due to inflationary pressures, the developer disclosed that costs have exceeded the agreed upon levels in the BTA. Once pricing is updated and parties determine whether to continue with the project, Indiana Electric may have to refile for approval of the project with the IURC, which could delay the in-service date from 2025 to 2026. If Indiana Electric is not able to reach a mutually acceptable solution with the developers of the Pike County Solar project, Indiana Electric may seek to terminate the project.

As of December 31, 2023, other than discussed below, undiscounted minimum purchase obligations are approximately:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
2024	$684	$145	$164	$679
2025	589	478	45	585
2026	502	342	46	498
2027	425	105	4	422
2028	380	68	—	377
2029 and beyond	1,707	737	328	1,684

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 years to 25 years and its purchase commitment under its BTA in Posey County, Indiana at the original contracted amount, prior to any renegotiation, and its BTA in Pike County, Indiana, are included above.
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

(b) AMAs (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas businesses continue to utilize AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2029. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas agrees to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas. CenterPoint Energy’s and CERC’s Natural Gas may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas has an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. For amounts outstanding under these AMAs, see Note 13.

(c) Guarantees and Product Warranties (CenterPoint Energy)

On May 21, 2023, CenterPoint Energy, through Vectren Energy Services, entered into the Equity Purchase Agreement to sell Energy Systems Group. The sale closed on June 30, 2023. See Note 4 for further information.

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $503 million as of December 31, 2023 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 related to its obligation under the outstanding guarantees.

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

CenterPoint Energy, Utility Holding, LLC, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) have received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of December 31, 2023, there are approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. One of the lawsuits in the MDL is a putative class action on behalf of everyone who received electric power via ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021. Additionally, Utility Holding, LLC is currently named as a defendant in one lawsuit in which CenterPoint Energy and Houston Electric are also named as defendants.

The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. In a recent opinion in an unrelated matter, the Texas Supreme Court held that ERCOT is entitled to sovereign immunity. This ruling will apply to claims against ERCOT in the MDL. The MDL judge also dismissed all claims against the natural gas defendants (which list of natural gas defendants incorrectly included Utility Holding, LLC) and the REP defendants and some causes of action against the other defendants. CenterPoint Energy expects that the claims against Utility Holding, LLC will ultimately be dismissed in light of the judge’s initial rulings. As to the TDU and generator defendants, the judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants asked the courts of appeals to overturn. A three-judge panel of the Court of Appeals for the Fourteenth District of Texas heard oral argument in the TDU mandamus proceeding on October 23, 2023. An opinion in that proceeding has not yet been issued. On December 14, 2023, a three-judge panel of the Court of Appeals for the First District of Texas issued an opinion in the generator mandamus proceeding, granting the generators’ mandamus request and ordering that plaintiffs’ remaining claims against the generators be dismissed. The plaintiffs are expected to seek rehearing before the entire First Court of Appeals of that panel’s ruling. The MDL judge is allowing defendants (including Houston Electric) to file several additional motions on preliminary legal issues, and otherwise the cases remain stayed. CenterPoint Energy, Utility Holding, LLC, and Houston Electric intends to vigorously defend themselves against the claims raised.
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

In February 2023, twelve lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as a defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CES). One lawsuit filed in Harris County is a putative class action on behalf of two classes of electric and natural gas customers (those who experienced a loss of electricity and/or natural gas, and those who were charged securitization-related surcharges on a utility bill or were otherwise charged higher rates for electricity and/or gas during the February 2021 Winter Storm Event), potentially including millions of class members. Two other lawsuits (one filed in Harris County and one in Tom Green County) are brought by an entity that purports to be an assignee of claims by tens of thousands of persons and entities that have assigned claims to the plaintiff. These, and nine other similar lawsuits filed in Harris County, generally allege that the defendants engaged in gas market manipulation and price gouging, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event, Winter Storm Elliott, and other severe weather conditions, and through financial market manipulation. Plaintiffs allege that this manipulation impacted gas supply and prices as well as the market, supply, and price of electricity in Texas and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment, and allege a broad array of injuries and damages, including personal injury, property damage, and harm from certain costs being securitized and passed on to ratepayers. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, statutory, consequential economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. As of December 31, 2023, most of the lawsuits have not been served, but the three cases in which defendants were served were tagged for transfer to the existing MDL proceeding referenced above. The plaintiffs in those three cases filed motions to remand the lawsuits back to their original trial courts and out of the MDL. On August 1, 2023, the judge overseeing the MDL denied the motions to remand. On November 29, 2023, the MDL panel denied Plaintiffs’ joint motion for reconsideration of the MDL judge’s orders denying remand, and the time to appeal the MDL panel’s decision has passed. These lawsuits remain pending in the MDL, and CERC intends to vigorously defend itself against the claims raised, including by raising jurisdictional challenges to the plaintiffs’ claims. The nine other similar lawsuits filed in Harris County have also been tagged for transfer to the MDL proceeding, but the defendants, including CERC, have not been served. These gas market cases are in addition to the 220 cases noted above regarding electric market issues.

To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the numerosity of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third-party bodily injury and property damage claims. As CenterPoint Energy previously noted, given the nature of certain of the plaintiffs’ allegations, insurance coverage may not be available other than for third party bodily injury and property damage claims caused by an accident, and one of CenterPoint Energy’s insurers recently denied coverage for intentional injury as alleged by plaintiffs in the gas market cases. CenterPoint Energy and its subsidiaries intend to continue to pursue any and all available insurance coverage for all of these matters.

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act (SCLRMA) against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 only by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in Louisiana from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the district courts’ consideration of various motions to remand and multiple appeals of remand orders. Recently, several cases involving other parishes that had been remanded to Louisiana state court have begun to resume proceedings in state court. However, as of December 31, 2023, the federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels among the defendants.

Because of the procedurally preliminary nature of the proceedings, lack of information about both the scope of and damages for Jefferson Parish’s claim against Primary Fuels, the numerosity of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of this matter or to estimate a range of potential losses. CenterPoint Energy will continue to vigorously defend itself against the claims raised and pursue any and all available insurance coverage.

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

	December 31, 2023
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$13	$11
Minimum estimated remediation costs	8	7
Maximum estimated remediation costs	51	44
Minimum years of remediation	5	5
Maximum years of remediation	50	50

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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and the majority of the ash generated by Indiana Electric’s generating plants will continue to be reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. In August 2019, the EPA proposed additional “Part A” amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. The Part A amendments were finalized in August 2020 and extended the deadline to cease placement of ash in ponds to April 11, 2021, discussed further below. The Part A amendments do not restrict Indiana Electric’s current beneficial reuse of its fly ash. On May 18, 2023, the EPA issued a proposed revision to the CCR rule that could potentially expand the scope of units regulated under the federal CCR rule (the CCR “Legacy” rule). The CCR Legacy rule seeks to include legacy CCR surface impoundments (inactive surface impoundments at inactive generating facilities) as well as new “CCR management units” at active or inactive facilities otherwise subject to federal CCR regulations. The potential impact of the CCR Legacy rule is uncertain at this time, and if finalized could require Registrant to conduct additional CCR investigations.

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies were necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Indiana Electric’s Warrick generating unit is not included in the scope of the CCR Rule as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. Groundwater monitoring indicates potential groundwater impacts adjacent to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy filed timely extension requests available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. On October 5, 2022, the EPA issued a proposed conditional approval of the Part A extension request for the A.B. Brown pond. Both the Culley East and A.B. Brown facility have been taken out of service in a timely manner per the commitments made to the EPA in the extension requests filed for both ponds. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

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

As of December 31, 2023, CenterPoint Energy has recorded an approximate $116 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

Clean Water Act Permitting of Groundwater Discharges. In April 2020, the U.S. Supreme Court issued an opinion providing that indirect discharges via groundwater or other non-point sources are subject to permitting and liability under the Clean Water Act when they are the functional equivalent of a direct discharge. On November 27, 2023, the EPA published draft guidance regarding the application of the “functional equivalent” analysis as related to permitting of certain discharges through groundwater to surface waters. The Registrants are evaluating the extent to which this decision and the proposed EPA guidance will affect Clean Water Act permitting requirements and/or liability for their operations.

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

(16) Earnings Per Share (CenterPoint Energy)

Basic earnings per common share is computed by dividing income available to common shareholders from continuing operations by the weighted average number of common shares outstanding during the period. Participating securities are excluded from weighted average number of common shares outstanding in the computation of basic earnings per common share. Diluted earnings per common share is computed by dividing income available to common shareholders from continuing operations by the weighted average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such common shares is dilutive.

Diluted earnings per common share reflects the dilutive effect of potential common shares from share-based awards and convertible preferred shares. The dilutive effect of the restricted stock, Series B Preferred Stock and Series C Preferred Stock is computed using the if-converted method, which assumes conversion of the restricted stock, Series B Preferred Stock and Series C Preferred Stock at the beginning of the period, giving income recognition for the add-back of the preferred share dividends, amortization of beneficial conversion feature, and undistributed earnings allocated to preferred shareholders. The dilutive effect of restricted stock is computed using the treasury stock method, as applicable, which includes the incremental shares that would be hypothetically vested in excess of the number of shares assumed to be hypothetically repurchased with the assumed proceeds.

Diluted earnings per common share will also reflect the dilutive effect of potential common shares from the conversion of the Convertible Notes. Convertible debt in which the principal amount must be settled in cash is excluded from the calculation of diluted earnings per common share. There would be no interest expense adjustment to the numerator for the cash-settled portion of the Convertible Notes because that portion will always be settled in cash. The conversion spread value in shares will be included in diluted earnings per common share using the if-converted method if the convertible debt is in the money. The denominator of diluted earnings per common share is determined by dividing the conversion spread value of the share-settled portion of the Convertible Notes as of the reporting date by the average share price over the reporting period. For the year ended December 31, 2023, the convertible debt was not in the money; therefore, no incremental shares were assumed converted or included in the diluted earnings per common share calculation. For further details on the Convertible Notes, see Note 13.

The Series C Preferred Stock issued in May 2020 were considered participating securities since these shares participated in dividends on Common Stock on a pari passu, pro rata, as-converted basis. As a result, beginning June 30, 2020, earnings per share on Common Stock was computed using the two-class method required for participating securities during the periods the Series C Preferred Stock was outstanding. As of May 7, 2021, all of the remaining outstanding shares of Series C Preferred Stock were converted into shares of Common Stock and earnings per share on Common Stock and the two-class method was no longer applicable beginning June 30, 2021.

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

	For the Year Ended December 31,
	2023	2022	2021
	(in millions, except per share and share amounts)
Numerator:
Income from continuing operations	$917	$1,057	$668
Less: Preferred stock dividend requirement (Note 12)	50	49	95
Income available to common shareholders from continuing operations - basic and diluted	867	1,008	573
Income available to common shareholders from discontinued operations - basic and diluted	—	—	818
Income available to common shareholders - basic and diluted	$867	$1,008	$1,391

Denominator:
Weighted average common shares outstanding - basic	630,947,000	629,415,000	592,933,000
Plus: Incremental shares from assumed conversions:
Restricted stock	2,232,000	2,931,000	5,181,000
Series C Preferred Stock (1)	—	—	11,824,000
Weighted average common shares outstanding - diluted	633,179,000	632,346,000	609,938,000

Anti-dilutive Incremental Shares Excluded from Denominator for Diluted Earnings Computation:
Series B Preferred Stock (2)	—	—	23,906,000

Earnings per common share:
Basic earnings per common share - continuing operations	$1.37	$1.60	$0.97
Basic earnings per common share - discontinued operations	—	—	1.38
Basic Earnings Per Common Share	$1.37	$1.60	$2.35
Diluted earnings per common share - continuing operations	$1.37	$1.59	$0.94
Diluted earnings per common share - discontinued operations	—	—	1.34
Diluted Earnings Per Common Share	$1.37	$1.59	$2.28

(1)As of December 31, 2021, all of the outstanding Series C Preferred Stock has been converted into Common Stock. For further information, see Note 12.
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

As of December 31, 2023, reportable segments by Registrant are as follows:

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

•CenterPoint Energy’s Corporate and Other category consists of energy performance contracting and sustainable infrastructure services by Energy Systems Group through June 30, 2023, the date of the sale of Energy Systems Group, and corporate support operations that support all of CenterPoint Energy’s business operations. CenterPoint Energy’s Corporate and Other also includes office buildings and other real estate used for business operations.

Houston Electric

•Houston Electric’s single reportable segment consisted of electric transmission services to transmission service customers in the ERCOT region and distribution service to REPs in the Texas gulf coast area that includes the city of Houston.

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

Financial data for reportable segments is as follows, including Discontinued Operations for reconciliation purposes:

CenterPoint Energy

	Revenues from External Customers	Intersegment Revenues	Depreciation and Amortization	Interest Income (1)	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
For the year ended December 31, 2023:
Electric	$4,290	$—	$872	$19	$(303)	$189	$654
Natural Gas	4,276	3	513	10	(188)	(25)	533
Corporate and Other	130	—	16	34	(264)	6	(270)
Eliminations	—	(3)	—	(54)	54	—	—
Consolidated	$8,696	$—	$1,401	$9	$(701)	$170	917
For the year ended December 31, 2022:
Electric	$4,108	$—	$793	$4	$(235)	$147	$603
Natural Gas	4,946	—	466	2	(137)	243	492
Corporate and Other	267	—	29	59	(214)	(30)	(38)
Eliminations	—	—	—	(62)	62	—	—
Consolidated	$9,321	$—	$1,288	$3	$(524)	$360	1,057

	Revenues from External Customers	Intersegment Revenues	Depreciation and Amortization	Interest Income (1)	Interest Expense	Income Tax Expense (Benefit)	Net Income (Loss)
	(in millions)
For the year ended December 31, 2021:
Electric	$3,763	$—	$775	$—	$(226)	$95	$475
Natural Gas	4,336	—	527	1	(141)	80	403
Corporate and Other	253	—	14	118	(278)	(65)	(210)
Eliminations	—	—	—	(116)	116	—	—
Continuing Operations	$8,352	$—	$1,316	$3	$(529)	$110	668
Discontinued Operations, net							818
Consolidated							$1,486
(1) Interest income from Securitization Bonds of $4 million, less than $1 million, and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in Other income, net on both CenterPoint Energy’s and Houston Electric’s respective Statements of Consolidated Income.

	Total Assets		Expenditures for Long-lived Assets
	December 31,		December 31,
	2023	2022	2023	2022	2021
	(in millions)
Electric	$21,089	$19,024	$2,660	$2,611	$2,008
Natural Gas	17,429	18,043	1,697	1,697	1,178
Corporate and Other, net of eliminations (1)	1,197	1,479	13	107	42
Continuing Operations	39,715	38,546	4,370	4,415	3,228
Divestitures/Discontinued Operations	—	—	—	3	171
Consolidated	$39,715	$38,546	$4,370	$4,418	$3,399

(1)Total assets included pension and other postemployment-related regulatory assets of $385 million and $405 million as of December 31, 2023 and 2022, respectively.

Divestitures and Discontinued Operations (CenterPoint Energy and CERC)

For further information regarding CenterPoint Energy’s and CERC’s divestitures and discontinued operations, see Note 4.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

Major Customers (Houston Electric)

Houston Electric’s revenues from major external customers are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Affiliates of NRG	$1,106	$1,046	$905
Affiliates of Vistra Energy Corp.	539	489	410

Revenues by Products and Services

	Year Ended December 31,
	2023			2022			2021
Revenues by Products and Services:	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Electric delivery	$3,701	$3,677	$—	$3,438	$3,412	$—	$3,158	$3,134	$—
Retail electric sales	569	—	—	630	—	—	559	—	—
Wholesale electric sales	20	—	—	40	—	—	46	—	—
Retail gas sales	4,078	—	3,951	4,759	—	4,613	4,157	—	4,021
Gas transportation	11	—	11	12	—	12	12	—	12
Energy products and services	317	—	187	442	—	175	420	—	167
Total	$8,696	$3,677	$4,149	$9,321	$3,412	$4,800	$8,352	$3,134	$4,200

(18) Supplemental Disclosure of Cash Flow and Balance Sheet Information

Supplemental Disclosure of Cash Flow Information

CenterPoint Energy elected not to separately disclose discontinued operations on its Statements of Consolidated Cash Flows. The tables below provide supplemental disclosure of cash flow information:

	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest (under further review)	$664	$287	$175	$480	$223	$104	$489	$208	$130
Income tax payments (refunds), net (1)	215	12	115	421	142	37	(46)	20	(7)
Non-cash transactions:
Accounts payable related to capital expenditures	246	166	74	335	168	139	370	261	128
Fair value of Energy Transfer Common Units received for Enable Merger	—	—	—	—	—	—	1,672	—	—
Fair value of Energy Transfer Series G Preferred Units received for Enable Merger	—	—	—	—	—	—	385	—	—
ROU assets obtained in exchange for lease liabilities (2)	3	1	—	7	6	—	2	—	—
(1) CenterPoint Energy’s $215 million income tax payments in 2023 were attributable to recovery of extraordinary gas costs incurred in the February 2021 Winter Storm through the Railroad Commission ordered securitization.
(2) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 20.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the amount reported in the Statements of Consolidated Cash Flows:

	December 31, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$90	$76	$1	$74	$75	$—
Restricted cash included in Prepaid expenses and other current assets	19	13	—	17	13	—
Total cash, cash equivalents and restricted cash shown in Statements of Consolidated Cash Flows	$109	$89	$1	$91	$88	$—

(1)Cash and cash equivalents related to VIEs as of December 31, 2023 and 2022 included $90 million and $75 million, respectively, at CenterPoint Energy and $76 million and $75 million, respectively, at Houston Electric.

Supplemental Disclosure of Balance Sheet Information

Included in other current liabilities on CERC’s Consolidated Balance Sheets as of December 31, 2023 and 2022 was $118 million and $61 million, respectively, of credits related to customers on budget billing programs. Included in other current liabilities on Houston Electric’s Consolidated Balance Sheets as of December 31, 2023 and 2022 was $47 million and $35 million, respectively, of accrued contributions in aid of construction.

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

The table below summarizes money pool activity:

	December 31, 2023		December 31, 2022
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$238	$1	$(642)	$—
Weighted average interest rate	5.59%	5.59%	4.75%	4.75%

(1)Included in Accounts and notes receivable (payable)–affiliated companies in Houston Electric’s and CERC’s Consolidated Balance Sheets, as applicable.

Houston Electric and CERC affiliate-related net interest income (expense) were as follows:

	Year Ended December 31,
	2023		2022		2021
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC (1)
	(in millions)
Interest income (expense), net (2)	$2	$10	$—	$(18)	$—	$(38)

(1)Includes affiliate-related net interest expense of Indiana Gas and VEDO to reflect the Restructuring.
(2)Interest income is included in Other, net and interest expense is included in Interest expense and other finance charges on Houston Electric’s and CERC’s respective Statements of Consolidated Income.

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

Amounts charged for these services are included primarily in Operation and maintenance expenses:

	Year Ended December 31,
	2023		2022		2021
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$173	$236	$167	$237	$189	$257
Net affiliate service charges (billings)	(10)	10	15	(15)	(7)	7
The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding.

	Year Ended December 31,
	2023		2022		2021
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$367	$496	$316	$124	$—	$—
Cash dividend paid to parent related to the sale of the Arkansas and Oklahoma Natural Gas businesses	—	—	—	720	—	—
Cash contribution from parent	885	500	1,143	289	130	140
Net assets acquired in the Restructuring (1)	—	—	—	2,345	—	—
Non-cash capital contribution from parent in payment for property, plant and equipment below	—	—	38	54	—	—
Cash paid to parent for property, plant and equipment below	—	—	65	61	—	—
Property, plant and equipment from parent (2)	—	—	103	115	—	—

(1)The Restructuring was a common control transaction that required the recasting of financial information to the earliest period presented. Therefore, the net asset transfer is not reflected during the year ended December 31, 2022 on CERC’s Statements of Consolidated Changes in Equity.
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

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for mobile generation. The short-term lease agreement allows Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. At such time, the short-term lease agreement expired and all mobile generation assets were leased under the long-term lease agreement. Per Houston Electric’s short-term lease accounting policy election, a ROU asset and lease liability were not reflected on Houston Electric’s Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled $100 million and $103 million as of December 31, 2023 and 2022, respectively.

The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. The total cash payments under the long-term lease totaled $664 million, with the final $485 million paid in 2022. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of December 31, 2023 and 2022 and relates to removal costs that will be incurred at the end of the lease term. As of December 31, 2023, Houston Electric has secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $97 million. The $97 million prepayment is being held in an escrow account, not controlled by Houston Electric, and the funds will be released when a first lien can be secured by Houston Electric. Expenses associated with the long-term lease, including depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset and totaled $124 million and $60 million as of December 31, 2023 and 2022, respectively. The long-term lease agreement contains a termination clause that can be exercised in the event of material adverse regulatory actions. If the right to terminate is elected, subject to the satisfaction of certain conditions, 75% of Houston Electric’s prepaid lease costs that is attributable to the period from the effective date of termination to the end of the lease term would be refunded. In December 2022, the long-term lease agreement was amended to include a disallowance reimbursement clause that can be exercised in the event that any regulatory proceeding or settlement agreement results in a disallowance of Houston Electric’s recovery of deferred costs under either the long-term lease agreement, short-term lease agreement or any other quantifiable adverse financial impact to Houston Electric. The disallowance reimbursement clause expired on December 31, 2023 and Houston Electric can no longer seek relief in the event of an unfavorable regulatory ruling. For further discussion of the regulatory impacts, see Note 7.

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

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Statements of Consolidated Income, are as follows:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$6	$3	$2	$6	$1	$2	$8	$1	$4
Short-term lease cost	31	30	$—	167	166	1	119	118	—
Total lease cost (1)	$37	$33	$2	$173	$167	$3	$127	$119	$4

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than to Depreciation and Amortization in the Statements of Consolidated Income.

The components of lease income were as follows:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$6	$1	$4	$5	$1	$3	$6	$1	$3
Variable lease income	2	—	—	2	—	—	1	—	—
Total lease income	$8	$1	$4	$7	$1	$3	$7	$1	$3

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023			December 31, 2022
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$13	$6	$4	$19	$6	$5
Finance ROU assets (2)	526	$526	—	621	621	—
Total leased assets	$539	$532	$4	$640	$627	$5
Liabilities:
Current operating lease liability (3)	$3	$1	$1	$5	$1	$2
Non-current operating lease liability (4)	10	$5	3	14	5	4
Total leased liabilities (5)	$13	$6	$4	$19	$6	$6

Weighted-average remaining lease term (in years) - operating leases	4.7	3.9	3.1	4.3	4.8	3.9
Weighted-average discount rate - operating leases	4.13%	4.09%	3.60%	3.80%	4.01%	3.58%
Weighted-average remaining lease term (in years) - finance leases	5.5	5.5	—	6.5	6.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	3.60%	3.60%	—

(1)Reported within Other assets in the Registrants’ respective Consolidated Balance Sheets, net of accumulated amortization.
(2)Reported within Property, Plant and Equipment in the Registrants’ respective Consolidated Balance Sheets, net of accumulated amortization.
(3)Reported within Current other liabilities in the Registrants’ respective Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Consolidated Balance Sheets.
(5)Finance lease liabilities were not material as of December 31, 2023 or 2022 and are reported within Other long-term debt in the Registrants’ respective Consolidated Balance Sheets when applicable.

As of December 31, 2023, finance lease liabilities were not significant to the Registrants. As of December 31, 2023, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2024	$4	$2	$2
2025	3	2	1
2026	3	1	1
2027	2	1	—
2028	1	—	—
2029 and beyond	2	—	—
Total lease payments	15	6	4
Less: Interest	2	—	—
Present value of lease liabilities	$13	$6	$4

As of December 31, 2023, future minimum finance lease payments to be received were not significant to the Registrants. As of December 31, 2023, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2024	$6	$1	$4
2025	8	1	5
2026	8	—	5
2027	7	—	5
2028	7	—	5
2029 and beyond	173	—	170
Total lease payments to be received	$209	$2	$194

Other information related to leases is as follows:

	Year Ended December 31,
	2023			2022			2021
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$5	$2	$2	$6	$1	$2	$6	$1	$3
Financing cash flows from finance leases included in the measurement of lease liabilities	—	—	—	485	485	—	179	179	—

See Note 18 for information on ROU assets obtained in exchange for operating lease liabilities.

(21) Subsequent Events

January 2024 Equity Distribution Agreement (CenterPoint Energy)

On January 10, 2024, CenterPoint Energy entered into an Equity Distribution Agreement with certain financial institutions with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $500 million. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933. CenterPoint Energy may also enter into one or more forward sales agreements pursuant to master forward confirmations. The offer and sale of Common Stock under the Equity Distribution Agreement will terminate upon the earliest of (1) the sale of all Common Stock subject to the Equity Distribution

Agreement, (2) termination of the Equity Distribution Agreement, or (3) May 17, 2026. As of February 20, 2024, CenterPoint Energy has not issued any shares of Common Stock under the Equity Distribution Agreement and has not entered into any forward sale agreements.

Proposed Divestiture of Louisiana and Mississippi Natural Gas Local Distribution Companies (CenterPoint Energy and CERC)

On February 19, 2024, CERC Corp. entered into the LAMS Asset Purchase Agreement, pursuant to which CERC Corp. has agreed to sell its Louisiana and Mississippi regulated natural gas local distribution company businesses. The purchase price for the Louisiana and Mississippi regulated natural gas local distribution company businesses is $1.2 billion and subject to adjustment as set forth in the LAMS Asset Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing. The completion of the proposed transaction is subject to customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) approval of the LPSC, (iii) approval of the MPSC, (iv) no Material Adverse Effect (as defined in the LAMS Asset Purchase Agreement) having occurred, and (v) customary closing conditions regarding the accuracy of the representations and warranties and compliance by the parties with the respective obligations under the LAMS Asset Purchase Agreement. The proposed transaction is not subject to a financing condition and is expected to close by the end of the first quarter of 2025, subject to satisfaction of the foregoing conditions.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of December 31, 2023 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Registrants’ principal executive and principal financial officers and effected by CenterPoint Energy’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Registrants;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Registrants are being made only in accordance with authorizations of management and directors of the Registrants; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Registrants’ assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of the Registrants’ management, including their respective principal executive officers and principal financial officers, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management has concluded, in each case, that their internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, CenterPoint Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of CenterPoint Energy’s internal control over financial reporting as of December 31, 2023 which is set forth below. This report is not applicable to Houston Electric or CERC as they are not accelerated or large accelerated filers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
CenterPoint Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2024

Item 9B.Other Information

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year (CenterPoint Energy)

On February 16, 2024, CenterPoint Energy filed the following statements of resolutions with the Secretary of State of the State of Texas for the purpose of deleting the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock from CenterPoint Energy’s Restated Articles of Incorporation:

•Statement of Resolutions Deleting Series of Shares designated Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy, Inc. (the Series A Statement of Resolutions);

•Statement of Resolutions Deleting Series of Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc. (the Series B Statement of Resolutions); and

•Statement of Resolutions Deleting Series of Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy, Inc. (the Series C Statement of Resolutions and, collectively with the Series A Statement of Resolutions and the Series B Statement of Resolutions, the Statements of Resolutions).

None of the previously issued shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock remained outstanding prior to filing the Statements of Resolutions.

Effective upon filing, the Statements of Resolutions deleted all references to the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock contained in CenterPoint Energy’s Restated Articles of Incorporation. The shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, of CenterPoint Energy, without designation as to series.

Copies of the Series A Statement of Resolutions, the Series B Statement of Resolutions and the Series C Statement of Resolutions are filed as Exhibits 3(m), 3(n) and 3(o), respectively, and are incorporated herein by reference.

Effective February 16, 2024, the Board amended and restated CenterPoint Energy’s bylaws (the Bylaws). The Bylaws include, among other things, the following changes:

•revise procedures and disclosure for the nomination of directors and the submission of proposals for consideration at meetings of the shareholders of CenterPoint Energy, including, among other things, (x) consolidating the advance notice provisions applicable to all proposals (i.e., director nominations, proposals to amend CenterPoint Energy’s bylaws, proposals to remove directors and all other proposals (other than “proxy access” nominations and shareholder proposals made pursuant to Section 14a-8 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) into a single section and (y) adding a requirement that a shareholder seeking to nominate director(s) at an annual meeting deliver to CenterPoint Energy reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act within eight business days of the meeting;

•clarify that for the applicability of the majority voting standard for uncontested elections of directors, an election remains “contested” (and the plurality voting standard applies) even if the Board determines that a shareholder’s nomination notice does not comply with the advance notice bylaws;

•adopt a forum selection bylaw to provide that the U.S. federal district courts shall be the exclusive forum for the resolution of claims under the Securities Act of 1933, as amended; and

•make certain administrative, modernizing, clarifying and conforming changes, including (x) making updates to reflect amendments to the Texas Business Organizations Code, as amended, (y) expressly providing that meetings of shareholders may be held in whole or in part by means of remote communications in accordance with applicable law and (z) adopting gender-neutral terms when referring to particular positions, offices or title holders, including the adoption of the title Chair in place of Chairman.

The foregoing description of the terms of the Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, reference to the complete text of the Bylaws. The Bylaws, along with a copy marked to show changes from the prior version, are included as Exhibits 3(h) and 3(i), respectively, to this Annual Report on Form 10-K and incorporated by reference herein.

Compensatory Arrangements of Certain Officers (CenterPoint Energy)

On February 15, 2024, the Compensation Committee approved new forms of award agreement under CenterPoint Energy’s LTIP for restricted stock unit awards and performance unit awards.

The newly approved forms of award agreement for officers and director employees revise and simplify the retirement provisions by adopting a single retirement provision that provides the opportunity for full vesting if the award was granted prior to the calendar year of the participant’s retirement or pro-rata vesting if the award was granted in the calendar year of the participants retirement, in all cases subject to achievement of the relevant performance metrics. To be eligible for such retirement vesting, the participant must (i) be at least 55 years old with a sum of age and years of service of 65 or greater, (ii) provide at least three months’ written notice (or reasonable advance written notice for officers subject to Section 16 of the Exchange Act) of retirement, and (iii) provide a comprehensive transition plan. In addition, for officers subject to Section 16 of the Exchange Act, eligibility for retirement vesting is subject to approval by the Compensation Committee.

In addition, the newly approved forms of award agreement revised the non-solicitation and confidentiality provisions to reflect changes in the law.

The description of the forms of award agreement are qualified in their entirety by reference to the full text of the respective form award agreement, which are included as Exhibits 10(cc)(13), 10(cc)(14), and 10(cc)(15).

On February 15, 2024, the Compensation Committee also approved 3-year ratable vesting for annual restricted stock unit awards under which one third (1/3) of the underlying units vest and are payable as of the first three anniversaries of the grant date, subject to the participant’s continued employment and achievement of the applicable performance goal. The Compensation Committee also approved a price-to-earnings (P/E) modifier to performance share unit awards under the Company’s LTIP based on total shareholder return. Under the P/E modifier, if CenterPoint Energy’s P/E ratio ranks in the top quartile of CenterPoint Energy’s peer group, a P/E modifier will apply that provides for a minimum 75% payout level for the award regardless of the level of total shareholder return performance achieved. This vesting schedule and the P/E modifier does not apply to previously granted awards.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

For CenterPoint Energy, the information called for by Item 10, to the extent not set forth in “Information About Our Executive Officers” in Item 1 of Part I of this report, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2024 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 11.Executive Compensation

For CenterPoint Energy, the information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2024 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For CenterPoint Energy, the information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2024 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 13.Certain Relationships and Related Transactions, and Director Independence

For CenterPoint Energy, the information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2024 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 14.Principal Accounting Fees and Services

For CenterPoint Energy, the information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2024 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Aggregate fees billed to Houston Electric and CERC during the years ended December 31, 2023 and 2022 by their principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2023		2022
	Houston Electric	CERC	Houston Electric	CERC
Audit fees (1)	$843,661	$1,155,700	$708,180	$965,700
Audit-related fees (2)	530,000	410,000	435,000	559,000
Total audit and audit-related fees	1,373,661	1,565,700	1,143,180	1,524,700
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total fees	$1,373,661	$1,565,700	$1,143,180	$1,524,700

(1)For 2023 and 2022, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.
(2)For 2023 and 2022, amounts include fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Houston Electric and CERC each are not required to have, and do not have, an audit committee.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing for CenterPoint Energy as Exhibit 99.1.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2023

The following schedules are omitted by the Registrants because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 179, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

Item 16. Form 10-K Summary

None.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2023

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(a)	—	Transaction Agreement dated July 21, 2004 among CenterPoint Energy, Utility Holding, LLC, NN Houston Sub, Inc., Texas Genco Holdings, Inc. (Texas Genco), HPC Merger Sub, Inc. and GC Power Acquisition LLC	CenterPoint Energy’s Form 8-K dated July 21, 2004	1-31447	10.1	X
2(b)	—	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	X
2(c)(1)	—	Agreement and Plan of Merger among CERC, Houston Lighting and Power Company (“HL&P”), HI Merger, Inc. and NorAm Energy Corp. (“NorAm”) dated August 11, 1996	Houston Industries’ (“HI’s”) Form 8-K dated August 11, 1996	1-7629	2			X
2(c)(2)	—	Amendment to Agreement and Plan of Merger among CERC, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996	Registration Statement on Form S-4	333-11329	2(c)			X
2(d)	—	Agreement and Plan of Merger dated December 29, 2000 merging Reliant Resources Merger Sub, Inc. with and into Reliant Energy Services, Inc.	Registration Statement on Form S-3	333-54526	2			X
2(e)	—	Master Formation Agreement dated March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC.	CenterPoint Energy’s Form 8-K dated March 14, 2013	1-31447	2.1	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(f)	—	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	X
2(g)	—	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	X		X
2(h)	—	Asset Purchase Agreement by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	X		X
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	X
3(b)	—	Articles of Conversion of Reliant Energy Incorporated	Houston Electric’s Form 8-K dated August 31, 2002	1-3187	3(a)		X
3(c)	—	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		X
3(d)	—	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			X
3(e)	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			X
3(f)	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			X
3(g)	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			X
†3(h)	—	Fourth Amended and Restated Bylaws of CenterPoint Energy				X
†3(i)	—	Fourth Amended and Restated Bylaws of CenterPoint Energy, marked to show amendments				X
3(j)	—	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		X
3(k)	—	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3(l)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	X
†3(m)	—	Statement of Resolutions Deleting Shares Designated Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock of CenterPoint Energy				X
†3(n)	—	Statement of Resolutions Deleting Shares designated 7.00% Series B Mandatory Convertible Preferred Stock of CenterPoint Energy				X
†3(o)	—	Statement of Resolutions Deleting Shares designated Series C Mandatory Convertible Preferred Stock of CenterPoint Energy				X
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1	X
4(b)	—	Contribution and Registration Agreement dated December 18, 2001 among Reliant Energy, CenterPoint Energy and the Northern Trust Company, trustee under the Reliant Energy, Incorporated Master Retirement Trust	CenterPoint Energy’s Form 10-K for the year ended December 31, 2001	1-31447	4.3	X
4(c)(1)	—	Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto	HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)	X	X
4(c)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(c)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)	X	X
4(c)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(c)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)	X	X
4(c)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(c)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(c)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(c)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4	X	X
4(c)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(c)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4	X	X
4(c)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(c)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4	X	X
4(c)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(c)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)	X	X
4(c)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(c)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)	X	X
4(d)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)	X	X
4(d)(2)	—	Third Supplemental Indenture to Exhibit 4(d)(1), dated as of October 10, 2002	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)	X	X
4(d)(3)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)	X	X
4(d)(4)	—	Ninth Supplemental Indenture to Exhibit 4(d)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)	X	X
4(d)(5)	—	Tenth Supplemental Indenture to Exhibit 4(d)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1	X	X
4(d)(6)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2	X	X
4(d)(7)	—	Twentieth Supplemental Indenture to Exhibit 4(d)(1), dated as of December 9, 2008	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(d)(8)	—	Twenty-Second Supplemental Indenture to Exhibit 4(d)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)	X	X
4(d)(9)	—	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)	X	X
4(d)(10)	—	Twenty-Third Supplemental Indenture to Exhibit 4(d)(1) dated as of March 17, 2014	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10	X	X
4(d)(11)	—	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11	X	X
4(d)(12)	—	Twenty-Fifth Supplemental Indenture to Exhibit 4(d)(1) dated as of August 11, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5	X	X
4(d)(13)	—	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6	X	X
4(d)(14)	—	Twenty-Sixth Supplemental Indenture to Exhibit 4(d)(1) dated as of January 12, 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)	X	X
4(d)(15)	—	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)	X	X
4(d)(16)	—	Twenty-Seventh Supplemental Indenture to Exhibit 4(d)(1) dated as of February 28, 2018	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.9	X	X
4(d)(17)	—	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 30, 2018	1-31447	4.10	X	X
4(d)(18)	—	Twenty-Eighth Supplemental Indenture to Exhibit 4(d)(1) dated as of January 15, 2019	Houston Electric’s Form 8-K dated January 10, 2019	1-3187	4.4	X	X
4(d)(19)	—	Officer’s Certificate, dated as of January 15, 2019, setting forth the form, terms and provisions of the Twenty-Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2018	1-31447	4(h)(24)	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(d)(20)	—	Twenty-Ninth Supplemental Indenture to Exhibit 4(d)(1) dated as of June 5, 2020	Houston Electric’s Form 8-K dated June 2, 2020	1-3187	4.4	X	X
4(d)(21)	—	Officer’s Certificate, dated as of June 5, 2020, setting forth the form, terms and provisions of the Thirtieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2020	1-31447	4.26	X	X
4(d)(22)	—	Thirtieth Supplemental Indenture to Exhibit 4(d)(1), dated as of March 11, 2021	Houston Electric’s Form 8-K dated March 8, 2021	1-3187	4.4	X	X
4(d)(23)	—	Officer’s Certificate, dated as of March 11, 2021, setting forth the form, terms and provisions of the Thirty-First and Thirty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.22	X	X
4(d)(24)	—	Thirty-First Supplemental Indenture to Exhibit 4(d)(1), dated as of February 28, 2022	Houston Electric’s Form 8-K dated February 23, 2022	1-3187	4.4		X
4(d)(25)	—	Officer’s Certificate, dated as of February 28, 2022, setting forth the form, terms and provisions of the Thirty-Third and Thirty-Fourth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2022	1-31447	4.11		X
4(d)(26)	—	Thirty-Second Supplemental Indenture to Exhibit 4(d)(1), dated as of September 15, 2022	Houston Electric’s Form 8-K dated September 12, 2022	1-3187	4.4		X
4(d)(27)	—	Officer’s Certificate, dated September 15, 2022, setting forth the form, terms and provisions of the Thirty-Fifth and Thirty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2022	1-31447	4.7		X
4(d)(28)	—	Thirty-Third Supplemental Indenture to Exhibit 4(d)(1), dated as of March 23, 2023	Houston Electric’s Form 8-K dated March 20, 2023	1-3187	4.4		X
4(d)(29)	—	Officer’s Certificate, dated March 23, 2023, setting forth the form, terms and provisions of the Thirty-Seventh and Thirty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2023	1-31447	4.11		X
4(d)(30)	—	Thirty-Fourth Supplemental Indenture to Exhibit 4(e)(1), dated as of September 18, 2023	Houston Electric’s Form 8-K dated September 13, 2023	1-3187	4.4		X
4(d)(31)	—	Officer’s Certificate, dated September 18, 2023, setting forth the form, terms and provisions of the Thirty-Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2023	1-31447	4.9		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(e)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1	X		X
4(e)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(e)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)	X		X
4(e)(3)	—	Supplemental Indenture No. 12 to Exhibit 4(e)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9	X		X
4(e)(4)	—	Supplemental Indenture No. 14 to Exhibit 4(e)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)	X		X
4(e)(5)	—	Supplemental Indenture No. 16 to Exhibit 4(e)(1) dated as of August 23, 2017, providing for the issuance of CERC Corp.’s 4.10% Senior Notes due 2047	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.11	X		X
4(e)(6)	—	Supplemental Indenture No. 17 to Exhibit 4(e)(1) dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028	CERC’s Form 10-Q for the quarter ended March 31, 2018	1-13265	4.4	X		X
4(e)(7)	—	Supplemental Indenture No. 18 to Exhibit 4(e)(1), dated as of October 1, 2020, providing for the issuance of CERC Corp.’s 1.75% Senior Notes due 2030	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2020	1-31447	4.23	X		X
4(e)(8)	—	Supplemental Indenture No. 21, dated as of June 9, 2022, to the Indenture under Exhibit 4(e)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2022	1-31447	4.12			X
4(e)(9)	—	Supplemental Indenture No. 22, to Exhibit 4(e)(1), dated as of October 5, 2022, providing for the issuance of CERC Corp.’s 6.10% Senior Notes due 2035	CERC’s Form 8-K dated October 5, 2022	1-13265	4.2			X
4(e)(10)	—	Supplemental Indenture No. 23 to Exhibit 4(e)(1), dated as of February 23, 2023, providing for the issuance of CERC Corp.’s 5.25% Senior Notes due 2028 and 5.40% Senior Notes due 2033	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2023	1-31447	4.6			X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(e)(11)	—	Supplemental Indenture No. 24 to Exhibit 4(e)(1), dated as of May 3, 2023, providing for the issuance of CERC Corp.’s 5.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2023	1-31447	4.5			X
4(f)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	X
4(f)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(f)(1), dated as of October 5, 2018, providing for the issuance of CenterPoint Energy’s 3.60% Senior Notes due 2021, 3.85% Senior Notes due 2024 and 4.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2018	1-31447	4.14	X
4(f)(3)	—	Supplemental Indenture No. 11 to Exhibit 4(f)(1), dated as of August 14, 2019, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2024, 2.95% Senior Notes due 2030 and 3.70% Senior Notes due 2049	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2019	1-31447	4.2	X
4(f)(4)	—	Supplemental Indenture No. 12 to Exhibit 4(f)(1), dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s Floating Rate Senior Notes due 2024	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	4.24	X
4(f)(5)	—	Supplemental Indenture No. 13 to Exhibit 4(f)(1), dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s 1.45% Senior Notes due 2026 and 2.65% Senior Notes due 2031	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	4.25	X
4(f)(6)	—	Supplemental Indenture No. 14 to Exhibit 4(f)(1), dated as of August 10, 2023, providing for the issuance of CenterPoint Energy’s 5.25% Senior Notes due 2026	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2023	1-31447	4.4	X
4(g)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1	X
4(g)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(g)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(g)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(g)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)	X
4(g)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(g)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)	X
4(h)(1)	—	Amended and Restated Indenture of Mortgage and Deed of Trust dated as of January 1, 2023, between SIGECO and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated January 30, 2023	1-31447	10.2	X
4(h)(2)	—	First Supplemental Indenture to Exhibit 4(h)(1), dated as of March 15, 2023	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	4.2	X
4(h)(3)	—	Second Supplemental Indenture to Exhibit 4(h)(1), dated as of October 13, 2023	CenterPoint Energy’s Form 8-K dated October 13, 2023	1-31447	4.2	X
4(h)(4)	—	Additional Supplemental Indentures to Exhibit 4(h)(1)				X
		Date as of	File Reference	Exhibit No.
		July 1, 1999	1-3553, SIGECO’s Form 10-Q for the quarter ended June 30, 1999	4(a)
		April 1, 2013	1-15467, Vectren’s Form 8-K dated April 30, 2013	4.1
		September 1, 2014	1-15467, Vectren’s Form 8-K dated September 25, 2014	4.1
		September 1, 2015	1-15467, Vectren’s Form 8-K dated September 10, 2015	4.1
4(i)(1)	—
Indenture dated February 1, 1991 between Indiana Gas Company, Inc. and U.S Bank Trust National Association (formerly known as First Trust National Association, which was formerly known as Bank of America Illinois, which was formerly known as Continental Bank, National Association)
			Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(a)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(i)(2)	—	First Supplemental Indenture to Exhibit 4(i)(1), dated as of February 15, 1991	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(b)	X
4(i)(3)	—	Second Supplemental Indenture to Exhibit 4(i)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(b)	X
4(i)(4)	—	Third Supplemental Indenture to Exhibit 4(i)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(c)	X
4(i)(5)	—	Fourth Supplemental Indenture to Exhibit 4(i)(1), dated as of December 2, 1992	Indiana Gas’s Form 8-K filed December 8, 1992	1-6494	4(b)	X
4(i)(6)	—	Fifth Supplemental Indenture to Exhibit 4(i)(1), dated as of December 28, 2000	Indiana Gas’s Form 8-K filed December 27, 2000	1-6494	4	X
4(j)(1)	—	Bond Purchase and Covenants Agreement, dated September 14, 2017, between SIGECO and PNC Bank, National Association	Vectren’s Form 8-K dated September 25, 2017	1-15467	4.1	X
4(j)(2)	—	Joinder and First Amendment to Exhibit 4(j)(1) dated March 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.1	X
4(j)(3)	—	Second Amendment to Exhibit 4(j)(1) dated May 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.2	X
4(j)(4)	—	Third Amendment to Exhibit 4(j)(1) dated December 7, 2022 among SIGECO, the lenders party thereto and PNC Bank, National Association	CenterPoint Energy’s Form 10-K for the year ended December 31, 2022	1-31447	4(k)(4)	X
4(k)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $40,000,000 aggregate principal amount of CERC’s 4.36% Senior Notes, Series B, due December 15, 2045	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.1	X		X
4(l)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $10,000,000 aggregate principal amount of CERC’s 4.25% Senior Notes, Series B, due June 5, 2043	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.3	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(m)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $100,000,000 aggregate principal amount of CERC’s 5.00% Senior Notes, due February 3, 2042	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.4	X		X
4(n)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $60,000,000 aggregate principal amount of CERC’s 5.02% Senior Notes, Series B, due November 30, 2026 and $35,000,000 aggregate principal amount of CERC’s 5.99% Senior Notes, Series C, due November 30, 2041	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.5	X		X
4(o)	—	Registration Rights Agreement, dated as of October 5, 2022, between CenterPoint Energy Resources Corp. and Goldman Sachs & Co. LLC	CERC’s Form 8-K dated October 5, 2022	1-13265	4.3			X
4(p)	—	Indenture dated as of August 4, 2023, between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 8-K dated August 4, 2023	1-31447	4.1	X
†4(q)	—	Description of CenterPoint Energy’s Securities				X
†4(r)	—	Description of Houston Electric’s Securities					X
†4(s)	—	Description of CERC’s Securities						X
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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(a)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3	X
*10(b)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4	X
*10(b)(3)	—	Partial Termination Amendment to Exhibit 10(b)(1), effective as of March 1, 2022	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-31447	10.14	X
*10(b)(4)	—	Third Amendment to Exhibit 10(b)(1), effective as of October 1, 2023	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023	1-31447	10.2	X
*10(c)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1	X
*10(d)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4	X
*10(d)(2)	—	First Amendment to Exhibit 10(d)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5	X
*10(e)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3	X
*10(e)(2)	—	First Amendment to Exhibit 10(e)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6	X
*10(e)(3)	—	Second Amendment to Exhibit 10(b)(1), effective as of January 1, 2020	CenterPoint Energy’s Form 8-K dated December 9, 2019	1-31447	10.1	X
*10(e)(4)	—	Partial Termination Amendment to Exhibit 10(e)(1), effective as of March 1, 2022	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-31447	10.18	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(e)(5)	—	Fourth Amendment to Exhibit 10(e)(1), effective as of October 1, 2023	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023	1-31447	10.3	X
†*10(e)(6)	—	Fifth Amendment to Exhibit 10(e)(1), effective as of January 1, 2024				X
†*10(e)(7)		Partial Termination Amendment to Exhibit 10(e)(1), effective as of April 1, 2024				X
*10(f)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5	X
10(g)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2	X
10(g)(2)	—	Amendment to Exhibit 10(g)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)	X
10(h)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1	X
10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)	X
10(h)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5	X
10(h)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6	X
10(h)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8	X
10(i)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(i)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)	X
10(i)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)	X
*10(j)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2	X
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4	X
*10(k)(1)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	X
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective March 1, 2022	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.10	X
*10(k)(3)	—	Second Amendment to Exhibit 10(k)(1) effective May 1, 2022	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2022	1-31447	10.11	X
*10(k)(4)	—	Third Amendment to Exhibit 10(k)(1) effective October 1, 2023	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2023	1-31447	10.1	X
†*10(k)(5)	—	Partial Termination Amendment to Exhibit 10(k)(1) effective April 1, 2024				X
*10(l)(1)	—	CenterPoint Energy Inc., Short Term Incentive Plan, as amended and restated effective January 1, 2022	CenterPoint Energy Form 10-K for the year ended December 31, 2021	1-31447	10(l)	X
*10(l)(2)	—	First Amendment to Exhibit 10(l)(1) effective as of January 1, 2023	CenterPoint Energy Form 10-K for the year ended December 31, 2022	1-31447	10(l)(2)	X
*10(m)(1)	—	Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(m)(2)		First Amendment to Exhibit 10(m)(1), dated as of February 19, 2020	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(n)(2)	X
10(n)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1	X	X
10(o)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2	X
10(o)(2)	—	First Amendment to Exhibit 10(o)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3	X
*10(p)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A	X
*10(p)(2)	—	Form of Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(2)	X
*10(p)(3)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(5)	X
*10(p)(4)	—	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.4	X
*10(p)(5)	—	Form of Performance Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.2	X
*10(p)(6)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.3	X
*10(p)(7)	—	Form of Award Agreement for Performance Share Units for Named Executive Officers (Separation) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.1	X
*10(p)(8)	—	Form of Award Agreement for Restricted Stock Units for Named Executive Officers (Separation) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.2	X
*10(p)(9)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting with Performance Goals) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(12)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(p)(10)	—	Form of Restricted Stock Unit Award Agreement for CEO (Service-Based Vesting with Performance Goals) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(13)	X
*10(p)(11)	—	Form of Restricted Stock Unit Award Agreement (Fully Vested) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated February 19, 2020	1-31447	10.1	X
*10(p)(12)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated July 20, 2021	1-31447	10.1	X
*10(q)(1)	—	Change in Control Plan	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	X
*10(q)(2)	—	First Amendment to Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(t)(2)	X
*10(q)(3)	—	Second Amendment to Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2021	1-31447	10(q)(3)	X
*10(r)	—	Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(zz)	X
*10(s)(1)	—	Vectren Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001	Vectren’s Form 10-K for the year end December 31, 2001	1-15467	10.32	X
†*10(s)(2)	—	July 1, 2002 Amendment to Exhibit 10(s)(1)				X
*10(t)	—	Vectren Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Vectren’s Form 8-K dated September 29, 2008	1-15467	10.3	X
*10(u)(1)	—	Vectren Nonqualified Defined Benefit Restoration Plan, as amended and restated effective January 1, 2005	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.2	X
†*10(u)(2)	—	First Amendment to Exhibit 10(u)(1)				X
*10(v)	—	Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees (As Amended and Restated Effective January 1, 2005)	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(w)	—	Vectren Specimen Waiver, effective October 3, 2013, to the Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees	Vectren’s Form 10-Q for the quarter ended September 30, 2013	1-15467	10.1	X
10(x)	—	Offer Letter between CenterPoint Energy and David J. Lesar	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.1	X
10(y)	—	Offer Letter between CenterPoint Energy and Jason P. Wells	CenterPoint Energy’s Form 8-K dated September 15, 2020	1-31447	10.1	X
10(z)	—	Form of Registration Rights Agreement, to be dated as of the Closing Date, by and among Energy Transfer LP and certain unitholders of Enable Midstream Partners, LP as set forth on Schedule I thereto	CenterPoint Energy’s Form 8-K dated February 16, 2021	1-31447	10.2	X
10(aa)	—	Retention Incentive Agreement between CenterPoint Energy, Inc. and David J. Lesar, dated July 20, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	10.8	X
10(bb)	—	Separation Agreement between CenterPoint Energy, Inc. and Milton Carroll, dated July 21, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	10.9	X
*10(cc)(1)	—	CenterPoint Energy, Inc. 2022 Long Term Incentive Plan	CenterPoint Energy’s Definitive Proxy Statement filed on March 11, 2022	1-31447	Appendix A	X
*10(cc)(2)	—	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for the CEO under Exhibit 10(cc)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.2	X
*10(cc)(3)	—	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for officers and director employees under Exhibit 10(cc)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.3	X
*10(cc)(4)	—	Form of Restricted Stock Unit Award Agreement under Exhibit 10(cc)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.4	X
*10(cc)(5)	—	Form of Restricted Stock Unit Award Agreement for the CEO (with Performance Goals) under Exhibit 10(cc)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.5	X
*10(cc)(6)	—	Form of Restricted Stock Unit Award Agreement for Officers and Director Employees (with Performance Goals) under Exhibit 10(cc)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.7	X
*10(cc)(7)	—	Form of Restricted Stock Unit Award Agreement for the CEO under Exhibit 10(cc)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.8	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(cc)(8)	—	Form of Performance Award Agreement for the President and Chief Operating Officer under Exhibit 10(cc)(1)	CenterPoint Energy’s 10-K for the year ended December 31, 2022	1-31447	10(ee)(9)	X
*10(cc)(9)	—	Form of Restricted Stock Unit Award Agreement for President and Chief Operating Officer (with Performance Goals) under Exhibit 10(cc)(1)	CenterPoint Energy’s 10-K for the year ended December 31, 2022	1-31447	10(ee)(10)	X
*10(cc)(10)	—	Form of Restricted Stock Unit Award Agreement under Exhibit 10(cc)(1)	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.2	X
*10(cc)(11)	—	Form of Award Agreement for Performance Share Units for Officer and Director Employees under Exhibit 10(cc)(1)	CenterPoint Energy’s Form 8-K dated September 27, 2023	1-31447	10.1	X
*10(cc)(12)		Form of Award Agreement for Restricted Stock Units for Officer and Director under Exhibit 10(cc)(1)	CenterPoint Energy’s Form 8-K dated September 27, 2023	1-31447	10.2	X
†*10(cc)(13)		Form of Restricted Stock Unit Award Agreement for Officers and Director Employees (with Performance Goals) under Exhibit 10(cc)(1)				X
†*10(cc)(14)		Form of Performance Award Agreement for Officers and Director Employees under Exhibit 10(cc)(1)				X
†*10(cc)(15)		Form of Restricted Stock Unit Award Agreement under Exhibit 10(cc)(1)				X
10(dd)(1)	—	$2,400,000,000 Amended and Restated Credit Agreement dated as of December 6, 2022 among CenterPoint Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.1	X
10(dd)(2)	—	First Amendment to Exhibit 10(dd)(1), dated as of July 26, 2023	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2023	1-31447	10.1	X
10(ee)	—	$300,000,000 Credit Agreement dated as of December 6, 2022 among CenterPoint Energy Houston Electric, LLC, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.2		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(ff)	—	$1,050,000,000 Credit Agreement dated as of December 6, 2022 among CenterPoint Energy Resources Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.3			X
10(gg)	—	$250,000,000 Credit Agreement dated as of December 6, 2022 among Southern Indiana Gas and Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.4	X
10(hh)	—	$500,000,000 Term Loan Agreement dated as of February 16, 2023 among CenterPoint Energy Resources Corp., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the banks named therein	CenterPoint Energy’s 10-K for the year-ended December 31, 2022	1-31447	10(kk)			X
10(ii)	—	Separation and Release Agreement between CenterPoint Energy, Inc. and Scott E. Doyle dated February 17, 2023	CenterPoint Energy’s Form 8-K/A dated January 3, 2023	1-31447	10.1	X
10(jj)	—	Christopher A. Foster Offer Letter	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.1	X
10(kk)	—	Bond Purchase Agreement dated March 15, 2023 among SIGECO and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.1	X
10(ll)	—	Bond Purchase Agreement dated October 13, 2023 among SIGECO and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated October 13, 2023	1-31447	10.1	X
†21.1	—	Subsidiaries of CenterPoint Energy				X
†21.2	—	Subsidiaries of CERC Corp.						X
†23.1.1	—	Consent of Deloitte & Touche LLP				X
†23.1.2	—	Consent of Deloitte & Touche LLP					X
†23.1.3	—	Consent of Deloitte & Touche LLP						X
†31.1.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				X
†31.1.2	—	Rule 13a-14(a)/15d-14(a) Certification of Lynnae K. Wilson					X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†31.1.3	—	Rule 13a-14(a)/15d-14(a) Certification of Darin M. Carroll						X
†31.2.1	—	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				X
†31.2.2		Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					X
†31.2.3		Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						X
†32.1.1	—	Section 1350 Certification of Jason P. Wells				X
†32.1.2	—	Section 1350 Certification of Lynnae K. Wilson					X
†32.1.3	—	Section 1350 Certification of Darin M. Carroll						X
†32.2.1	—	Section 1350 Certification of Christopher A. Foster				X
†32.2.2	—	Section 1350 Certification of Christopher A. Foster					X
†32.2.3	—	Section 1350 Certification of Christopher A. Foster						X
†97.1	—	CenterPoint Energy’s Executive Officer Recovery Policy				X
†97.2	—	Houston Electric’s Amended and Restated Executive Officer Recovery Policy					X
†97.3	—	CERC’s Amended and Restated Executive Officer Recovery Policy						X
99.1	—	Financial Statements of Enable Midstream Partners, LP as of September 30, 2021 and 2020 and for the three and nine months ended September 30, 2021 and 2020	Part I, Item 1 of Enable Midstream Partners, LP’s Form 10-Q for the quarter ended September 30, 2021	001-36413	Item 1	X
†101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X	X	X
†101.SCH	—	Inline XBRL Taxonomy Extension Schema Document				X	X	X
†101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X	X	X
†101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document				X	X	X
†101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document				X	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X	X	X
†104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X	X	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 20th day of February, 2024.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ JASON P. WELLS
Jason P. Wells
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2024.

Signature	Title
/s/ JASON P. WELLS	President, Chief Executive Officer and
Jason P. Wells	Director (Principal Executive Officer and Director)

/s/ CHRISTOPHER A. FOSTER	Executive Vice President and Chief Financial Officer
Christopher A. Foster	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
Kristie L. Colvin	(Duly Authorized Officer and Principal Accounting Officer)

/s/ WENDOLYNN MONTOYA CLOONAN	Director
Wendolynn Montoya Cloonan

/s/ EARL M. CUMMINGS	Director
Earl M. Cummings

/s/ CHRISTOPHER H. FRANKLIN	Director
Christopher H. Franklin

/s/ RAQUELLE W. LEWIS	Director
Raquelle W. Lewis

/s/ THADDEUS J. MALIK	Director
Thaddeus J. Malik

/s/ THEODORE F. POUND	Director
Theodore F. Pound

/s/ RICKY A. RAVEN	Director
Ricky A. Raven

/s/ PHILLIP R. SMITH	Director
Phillip R. Smith

/s/ BARRY T. SMITHERMAN	Director
Barry T. Smitherman

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ LYNNAE K. WILSON
Lynnae K. Wilson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2024.

Signature	Title

/s/ LYNNAE K. WILSON	Manager, President, and Chief Executive Officer
Lynnae K. Wilson	(Principal Executive Officer)

/s/ CHRISTOPHER A. FOSTER	Executive Vice President and Chief Financial Officer
Christopher A. Foster	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
Kristie L. Colvin	(Duly Authorized Officer and Principal Accounting Officer)

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ DARIN M. CARROLL
Darin M. Carroll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2024.

Signature	Title

/s/ DARIN M. CARROLL	Chairman, President, and Chief Executive Officer
Darin M. Carroll	(Principal Executive Officer and Director)

/s/ CHRISTOPHER A. FOSTER	Executive Vice President and Chief Financial Officer
Christopher A. Foster	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
Kristie L. Colvin	(Duly Authorized Officer and Principal Accounting Officer)