Form 10-Q
period 2024-03-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2024-04-30
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of April 22, 2024:

CenterPoint Energy, Inc.	639,724,143	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
AMA	Asset Management Agreement
Arevon	Arevon Energy, Inc., which was formed through the combination of Capital Dynamics, Inc.’s U.S. Clean Energy Infrastructure business unit and Arevon Asset Management
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
ATM Forward Purchasers	Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, MUFG Securities EMEA plc and Royal Bank of Canada
ATM Forward Sellers	BofA Securities, Inc. Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC
ATM Managers	BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC
Bcf	Billion cubic feet
Bond Companies	Bond Company IV and Restoration Bond Company, each a wholly-owned, bankruptcy remote entity formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of Securitization Bonds
Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
BTA	Build Transfer Agreement
CAMT	Corporate Alternative Minimum Tax
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
Convertible Notes Indenture	Indenture dated as of August 4, 2023 by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDF Renewables	EDF Renewables Development, Inc.
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery

GLOSSARY
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
Energy Systems Group	Energy Systems Group, LLC, previously a wholly-owned subsidiary of Vectren
EPA	Environmental Protection Agency
Equity Distribution Agreement	Equity Distribution Agreement, dated as of January 10, 2024, by and between CenterPoint Energy, the ATM Managers, the ATM Forward Purchasers and the ATM Forward Sellers
Equity Purchase Agreement	Equity Purchase Agreement, dated as of May 21, 2023, by and between Vectren Energy Services and ESG Holdings Group
ERCOT	Electric Reliability Council of Texas
ESG Holdings Group	ESG Holdings Group, LLC, a Delaware limited liability company, and an affiliate of Oaktree Capital Management
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
IAS	International Accounting Standards
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LAMS Asset Purchase Agreement	Asset Purchase Agreement, dated as of February 19, 2024, by and among CERC Corp. and the LAMS Buyers
LAMS Buyers	Delta Utilities No. LA, LLC, a Delaware limited liability company, Delta Utilities S. LA, LLC, a Delaware limited liability company, Delta Utilities MS, LLC, a Delaware limited liability company, and Delta Shared Services Co., LLC, a Delaware limited liability company
LDC	Local distribution company
LPSC	Louisiana Public Service Commission
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
MDL	Multi-district litigation
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy

GLOSSARY
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Corporation
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
Posey Solar	Posey Solar, LLC, a special purpose entity
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and VEDO from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds issued by the Bond Companies and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SIGECO Securitization Bonds	SIGECO Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds
SIGECO Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
SOFR	Secured Overnight Financing Rate
SRC	Sales Reconciliation Component
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as mobile generation

GLOSSARY
Topic 326	Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VEDO	Vectren Energy Delivery of Ohio, LLC, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. to a limited liability company on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of March 31, 2024 and December 31, 2023, consisted of AT&T Common, Charter Common and WBD Common
2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 20, 2024
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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•CenterPoint Energy’s business strategies and strategic initiatives, restructurings, including the completed Restructuring, joint ventures and acquisitions or dispositions of assets or businesses, including the announced sale of our Louisiana and Mississippi natural gas LDC businesses, and the completed sale of Energy Systems Group, which we cannot assure will have the anticipated benefits to us;
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
•public health threats and their effect on our operations, business and financial condition, our industries and the communities we serve, U.S. and world financial markets and supply chains, potential regulatory actions and changes in customer and stakeholder behavior relating thereto;
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
•risks relating to potential wildfires, including costs of potential regulatory penalties and damages in excess of insurance liability coverage;

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
•acquisition and merger or divestiture activities involving us or our industry, including the ability to successfully complete merger, acquisition and divestiture plans on the timelines we expect or at all, such as the proposed sale of our Louisiana and Mississippi natural gas LDC businesses;
•our ability to recruit, effectively transition, motivate and retain management and key employees and maintain good labor relations;
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
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K, which are incorporated herein by reference, and in other reports that the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Revenues:
Utility revenues	$2,607	$2,717
Non-utility revenues	13	62
Total	2,620	2,779
Expenses:
Utility natural gas, fuel and purchased power	787	1,078
Non-utility cost of revenues, including natural gas	1	40
Operation and maintenance	709	663
Depreciation and amortization	363	319
Taxes other than income taxes	144	138
Total	2,004	2,238
Operating Income	616	541
Other Income (Expense):
Gain (loss) on equity securities	(83)	38
Gain (loss) on indexed debt securities	85	(39)
Interest expense and other finance charges	(198)	(148)
Interest expense on Securitization Bonds	(6)	(2)
Other income, net	14	13
Total	(188)	(138)
Income Before Income Taxes	428	403
Income tax expense	78	78
Net Income	350	325
Income allocated to preferred shareholders	—	12
Income Available to Common Shareholders	$350	$313

Basic Earnings Per Common Share	$0.55	$0.50
Diluted Earnings Per Common Share	$0.55	$0.49

Weighted Average Common Shares Outstanding, Basic	632	630
Weighted Average Common Shares Outstanding, Diluted	634	633

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net Income	$350	$325
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0- and $-0-)	(1)	(1)
Net deferred gain from cash flow hedges (net of tax of $-0- and $-0-)	3	—
Total	2	(1)
Comprehensive income	352	324
Income allocated to preferred shareholders	—	12
Comprehensive income available to common shareholders	$352	$312

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($132 and $90 related to VIEs, respectively)	$161	$90
Investment in equity securities	458	541
Accounts receivable ($20 and $21 related to VIEs, respectively), less allowance for credit losses of $32 and $27, respectively	675	710
Accrued unbilled revenues ($2 and $2 related to VIEs, respectively), less allowance for credit losses of $2 and $2, respectively	372	516
Natural gas and coal inventory	104	197
Materials and supplies	559	573
Non-trading derivative assets	3	—
Taxes receivable	204	94
Current assets held for sale	1,325	—
Regulatory assets	294	161
Prepaid expenses and other current assets ($15 and $15 related to VIEs, respectively)	131	145
Total current assets	4,286	3,027
Property, Plant and Equipment, net:
Property, plant and equipment	39,631	40,396
Less: accumulated depreciation and amortization	10,252	10,543
Property, plant and equipment, net	29,379	29,853
Other Assets:
Goodwill	3,943	4,160
Regulatory assets ($367 and $402 related to VIEs, respectively)	2,428	2,513
Other non-current assets	163	162
Total other assets	6,534	6,835
Total Assets	$40,199	$39,715

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2024	December 31, 2023
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$4
Current portion of VIE Securitization Bonds long-term debt	178	178
Indexed debt, net	4	5
Current portion of other long-term debt	850	872
Indexed debt securities derivative	520	605
Accounts payable	753	917
Taxes accrued	193	291
Interest accrued	208	236
Dividends accrued	—	126
Customer deposits	97	111
Non-trading derivative liabilities	9	9
Current liabilities held for sale	224	—
Other current liabilities	394	510
Total current liabilities	3,430	3,864
Other Liabilities:
Deferred income taxes, net	4,295	4,079
Non-trading derivative liabilities	3	3
Benefit obligations	585	572
Regulatory liabilities	3,046	3,208
Other non-current liabilities	725	763
Total other liabilities	8,654	8,625
Long-term Debt, net:
VIE Securitization Bonds, net	320	320
Other long-term debt, net	17,797	17,239
Total long-term debt, net	18,117	17,559
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 633,166,053 shares and 631,225,829 shares outstanding, respectively	6	6
Additional paid-in capital	8,583	8,604
Retained earnings	1,442	1,092
Accumulated other comprehensive loss	(33)	(35)
Total shareholders’ equity	9,998	9,667
Total Liabilities and Shareholders’ Equity	$40,199	$39,715

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$350	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363	319
Deferred income taxes	193	(13)
Loss (gain) on equity securities	83	(38)
Loss (gain) on indexed debt securities	(85)	39
Pension contributions	(2)	(2)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	72	351
Inventory	93	95
Taxes receivable	(110)	13
Accounts payable	(70)	(323)
Net regulatory assets and liabilities	(145)	1,025
Other current assets and liabilities	(224)	(86)
Other non-current assets and liabilities	40	6
Other operating activities, net	(20)	2
Net cash provided by operating activities	538	1,713
Cash Flows from Investing Activities:
Capital expenditures	(845)	(1,123)
Other investing activities, net	1	(32)
Net cash used in investing activities	(844)	(1,155)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(4)	(11)
Proceeds from (payments of) commercial paper, net	157	(1,315)
Proceeds from long-term debt and term loans	398	3,026
Payments of long-term debt and term loans, including make-whole premiums	(22)	(2,036)
Payment of debt issuance costs	(3)	(16)
Payment of dividends on Common Stock	(126)	(120)
Payment of dividends on Preferred Stock	—	(24)
Proceeds from issuance of Common Stock, net	3	—
Other financing activities, net	(27)	(23)
Net cash provided by (used in) financing activities	376	(519)
Net Increase in Cash, Cash Equivalents and Restricted Cash	70	39
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	109	91
Cash, Cash Equivalents and Restricted Cash at End of Period	$179	$130

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	—	$—	1	$790
Balance, end of period	—	—	1	790
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	631	6	630	6
Issuances related to benefit and investment plans	2	—	1	—
Balance, end of period	633	6	631	6
Additional Paid-in-Capital
Balance, beginning of period		8,604		8,568
Issuances of Common Stock, net of issuance costs		3		—
Issuances related to benefit and investment plans		(24)		(10)
Balance, end of period		8,583		8,558
Retained Earnings
Balance, beginning of period		1,092		709
Net income		350		325
Balance, end of period		1,442		1,034
Accumulated Other Comprehensive Loss
Balance, beginning of period		(35)		(31)
Other comprehensive income (loss)		2		(1)
Balance, end of period		(33)		(32)
Total Shareholders’ Equity		$9,998		$10,356

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues	$901	$792
Expenses:
Operation and maintenance	437	380
Depreciation and amortization	199	159
Taxes other than income taxes	75	64
Total	711	603
Operating Income	190	189
Other Income (Expense):
Interest expense and other finance charges	(76)	(53)
Interest expense on Securitization Bonds	(1)	(2)
Other income, net	11	7
Total	(66)	(48)
Income Before Income Taxes	124	141
Income tax expense	25	33
Net Income	$99	$108

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($109 and $76 related to VIEs, respectively)	$109	$76
Accounts receivable ($18 and $19 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	265	295
Accounts and notes receivable–affiliated companies	586	251
Accrued unbilled revenues	122	142
Materials and supplies	410	409
Taxes receivable	5	38
Prepaid expenses and other current assets ($13 and $13 related to VIEs, respectively)	32	48
Total current assets	1,529	1,259
Property, Plant and Equipment, net:
Property, plant and equipment	19,891	19,515
Less: accumulated depreciation and amortization	4,555	4,469
Property, plant and equipment, net	15,336	15,046
Other Assets:
Regulatory assets ($42 and $74 related to VIEs, respectively)	725	752
Other non-current assets	33	29
Total other assets	758	781
Total Assets	$17,623	$17,086

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2024	December 31, 2023
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$161	$161
Accounts payable	347	351
Accounts and notes payable–affiliated companies	89	104
Taxes accrued	83	155
Interest accrued	115	99
Other current liabilities	86	111
Total current liabilities	881	981
Other Liabilities:
Deferred income taxes, net	1,397	1,406
Benefit obligations	40	32
Regulatory liabilities	958	1,025
Other non-current liabilities	122	107
Total other liabilities	2,517	2,570
Long-Term Debt, net	7,823	7,426
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	4,975	4,745
Retained earnings	1,427	1,364
Total member’s equity	6,402	6,109
Total Liabilities and Member’s Equity	$17,623	$17,086

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$99	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199	159
Deferred income taxes	(11)	18
Changes in other assets and liabilities:
Accounts and notes receivable, net	51	86
Accounts receivable/payable–affiliated companies	(15)	(57)
Inventory	(1)	(34)
Accounts payable	25	3
Taxes receivable	33	—
Net regulatory assets and liabilities	(79)	(95)
Other current assets and liabilities	(79)	(90)
Other non-current assets and liabilities	23	1
Other operating activities, net	(4)	(5)
Net cash provided by operating activities	241	94
Cash Flows from Investing Activities:
Capital expenditures	(461)	(587)
Increase in notes receivable–affiliated companies	(335)	(313)
Other investing activities, net	1	(5)
Net cash used in investing activities	(795)	(905)
Cash Flows from Financing Activities:
Proceeds from long-term debt	398	898
Decrease in notes payable–affiliated companies	—	(642)
Dividend to parent	(36)	(51)
Contribution from parent	230	650
Payment of debt issuance costs	(3)	(7)
Other financing activities, net	(2)	(1)
Net cash provided by financing activities	587	847
Net Increase in Cash, Cash Equivalents and Restricted Cash	33	36
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	89	88
Cash, Cash Equivalents and Restricted Cash at End of Period	$122	$124

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,745		3,860
Contribution from parent		230		650
Balance, end of period		4,975		4,510
Retained Earnings
Balance, beginning of period		1,364		1,138
Net income		99		108
Dividend to parent		(36)		(51)
Balance, end of period		1,427		1,195
Total Member’s Equity		$6,402		$5,705

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues:
Utility revenues	$1,500	$1,707
Non-utility revenues	12	10
Total	1,512	1,717
Expenses:
Utility natural gas	724	998
Non-utility cost of revenues, including natural gas	1	1
Operation and maintenance	226	218
Depreciation and amortization	127	118
Taxes other than income taxes	64	69
Total	1,142	1,404
Operating Income	370	313
Other Income (Expense):
Interest expense and other finance charges	(49)	(42)
Other income, net	3	1
Total	(46)	(41)
Income Before Income Taxes	324	272
Income tax expense	60	60
Net Income	$264	$212

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income	$264	$212
Adjustment to pension and other postretirement plans (net of tax of, $-0- and $-0-)	(1)	(1)
Other comprehensive loss	(1)	(1)
Comprehensive income	$263	$211

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$17	$1
Accounts receivable, less allowance for credit losses of $29 and $25, respectively	343	356
Accrued unbilled revenues, less allowance for credit losses of $2 and $1, respectively	214	329
Accounts and notes receivable–affiliated companies	37	43
Materials and supplies	98	107
Natural gas inventory	69	156
Taxes receivable	137	101
Current assets held for sale	1,230	—
Regulatory assets	291	161
Prepaid expenses and other current assets	30	55
Total current assets	2,466	1,309
Property, Plant and Equipment, net:
Property, plant and equipment	14,671	15,672
Less: accumulated depreciation and amortization	3,961	4,169
Property, plant and equipment, net	10,710	11,503
Other Assets:
Goodwill	1,461	1,583
Regulatory assets	790	850
Other non-current assets	51	51
Total other assets	2,302	2,484
Total Assets	$15,478	$15,296

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2024	December 31, 2023
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$—	$4
Accounts payable	271	392
Accounts and notes payable–affiliated companies	112	99
Taxes accrued	118	145
Interest accrued	44	70
Customer deposits	81	95
Non-trading derivative liabilities	8	8
Current liabilities held for sale	224	—
Other current liabilities	232	274
Total current liabilities	1,090	1,087
Other Liabilities:
Deferred income taxes, net	1,370	1,246
Non-trading derivative liabilities	2	3
Benefit obligations	74	74
Regulatory liabilities	1,796	1,882
Other non–current liabilities	400	455
Total other liabilities	3,642	3,660
Long-Term Debt, net	4,719	4,670
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,229	4,229
Retained earnings	1,783	1,634
Accumulated other comprehensive income	15	16
Total stockholder’s equity	6,027	5,879
Total Liabilities and Stockholder’s Equity	$15,478	$15,296

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$264	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127	118
Deferred income taxes	106	21
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	21	233
Accounts receivable/payable–affiliated companies	18	(90)
Inventory	82	141
Taxes receivable	(36)	—
Accounts payable	(81)	(289)
Net regulatory assets and liabilities	(69)	1,136
Other current assets and liabilities	(53)	45
Other non-current assets and liabilities	12	3
Other operating activities, net	(13)	1
Net cash provided by operating activities	378	1,531
Cash Flows from Investing Activities:
Capital expenditures	(303)	(391)
Decrease (increase) in notes receivable–affiliated companies	1	(30)
Other investing activities, net	13	(2)
Net cash used in investing activities	(289)	(423)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(4)	(11)
Proceeds from (payments of) commercial paper, net	48	(805)
Proceeds from long-term debt and term loan	—	1,698
Payments of long-term debt and term loan	—	(1,775)
Dividends to parent	(115)	(204)
Payment of debt issuance costs	—	(9)
Other financing activities, net	(2)	(1)
Net cash used in financing activities	(73)	(1,107)
Net Increase in Cash, Cash Equivalents and Restricted Cash	16	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1	—
Cash, Cash Equivalents and Restricted Cash at End of Period	$17	$1

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,229		3,729
Balance, end of period		4,229		3,729
Retained Earnings
Balance, beginning of period		1,634		1,618
Net income		264		212
Dividend to parent		(115)		(204)
Balance, end of period		1,783		1,626
Accumulated Other Comprehensive Income
Balance, beginning of period		16		16
Other comprehensive loss		(1)		(1)
Balance, end of period		15		15
Total Stockholder’s Equity		$6,027		$5,370

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

Basis of Presentation. Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Registrants’ financial statements included in the Registrants’ combined annual report on Form 10-K for the year ended December 31, 2023. The Combined Notes to Interim Condensed Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated. The Interim Condensed Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

Background. CenterPoint Energy, Inc. is a public utility holding company. On June 30, 2023, CenterPoint Energy completed the sale of its indirect subsidiary, Energy Systems Group, to an unaffiliated third party. On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas LDC businesses. The transaction is expected to close in the first quarter of 2025. For additional information, see Note 3.

As of March 31, 2024, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of March 31, 2024, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

Principles of Consolidation. The accompanying Interim Condensed Financial Statements have been prepared in conformity with generally accepted accounting principles. The accounts of the Registrants and their wholly-owned and majority-owned and controlled subsidiaries are included in the Interim Condensed Financial Statements. All intercompany transactions and balances are eliminated in consolidation.

As of March 31, 2024, CenterPoint Energy, Houston Electric and SIGECO had VIEs including the Bond Companies and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or facilitating the securitization financing of qualified costs in the second quarter of 2023 associated with the completed retirement of SIGECO’s A.B. Brown coal generation facilities. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is the VIE’s primary beneficiary. For further information, see Note 6. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

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

(2) New Accounting Pronouncements

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

(3) Held for Sale and Divestitures (CenterPoint Energy and CERC)

Held for Sale. On February 19, 2024, CERC Corp. entered into the LAMS Asset Purchase Agreement, pursuant to which CERC Corp. has agreed to sell its Louisiana and Mississippi natural gas LDC businesses. The purchase price for the Louisiana and Mississippi natural gas LDC businesses is $1.2 billion and subject to adjustment as set forth in the LAMS Asset Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing. The completion of the proposed transaction is subject to customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) approval of the LPSC, (iii) approval of the MPSC, (iv) no Material Adverse Effect (as defined in the LAMS Asset Purchase Agreement) having occurred, and (v) customary closing conditions regarding the accuracy of the representations and warranties and compliance by the parties with the respective obligations under the LAMS Asset Purchase Agreement. The proposed transaction is not subject to a financing condition and is expected to close by the end of the first quarter of 2025, subject to satisfaction of the foregoing conditions. The businesses include approximately 12,000 miles of main pipeline in Louisiana and Mississippi serving more than 300,000 customers. The Louisiana and Mississippi natural gas LDC businesses are reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable. Filings were made on April 24, 2024 to the LPSC and on April 25, 2024 to the MPSC requesting approval of the transaction.

In February 2024, certain assets and liabilities representing the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria. The sale will be considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances.

The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the three months ended March 31, 2024. See Note 9 for further information about the allocation of goodwill to the businesses to be sold.

The assets and liabilities of the Louisiana and Mississippi natural gas LDC businesses classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, included the following:

	March 31, 2024
	CenterPoint Energy	CERC
	(in millions)
Receivables, net	$33	$33
Accrued unbilled revenues	20	20
Natural gas inventory	1	1
Materials and supplies	13	13
Property, plant and equipment, net	984	984
Goodwill	217	122
Regulatory assets	55	55
Other	2	2
Total current assets held for sale	$1,325	$1,230

Accounts payable	25	25
Customer deposits	14	14
Regulatory liabilities	94	94
Other	91	91
Total current liabilities held for sale	$224	$224

Although the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria, their disposals do not represent a strategic shift for CenterPoint Energy and CERC as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities associated with these transactions are not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, and the December 31, 2023 Condensed Consolidated Balance Sheets were not required to be recast for assets held for sale. Since the depreciation on the Louisiana and Mississippi natural gas LDC businesses assets will continue to be reflected in revenues through customer rates until the expected closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets once sold, CenterPoint Energy and CERC will continue to record depreciation on those assets through the expected closing of the transaction.

The pre-tax income for the Louisiana and Mississippi Natural Gas businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Income Before Income Taxes	$41	$32

Divestiture of Energy Systems Group. On May 21, 2023, CenterPoint Energy, through its subsidiary Vectren Energy Services, entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023, and CenterPoint Energy received $154 million in cash, subject to finalization of the purchase price adjustment. Additionally, as of March 31, 2024, CenterPoint Energy had a payable of approximately $2 million to ESG Holdings Group for working capital and other adjustments set forth in the Equity Purchase Agreement.

In May 2023, certain assets and liabilities of Energy Systems Group met the held for sale criteria. The divestiture of Energy Systems Group reflects CenterPoint Energy’s continued strategic focus on its core utility businesses. The historical annual revenues, net income and total assets of Energy Systems Groups did not have a sufficient effect, quantitatively or qualitatively, on CenterPoint Energy’s financial results to be considered a strategic shift. Therefore, the income and expenses associated with Energy Systems Group were not reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. Depreciation and amortization of long-lived assets ceased at the end of the quarter in which the held for sale criteria was met. Additionally, as a result of the completion of the sale of Energy Systems Group in June 2023, there were no assets or liabilities associated with Energy Systems Group classified as held for sale as of March 31, 2024. For a discussion of guarantees and product warranties related to Energy Systems Group prior to the sale, see Note 13(b).

CenterPoint Energy recognized a loss on sale of approximately $13 million, including $3 million of transaction costs, during the year ended December 31, 2023, in connection with the closing of the sale of Energy Systems Group. Additionally, CenterPoint Energy recognized a current tax expense of $32 million during the year ended December 31, 2023, as a result of the cash taxes payable upon the closing of the sale.

The pre-tax loss for Energy Systems Group, excluding interest and corporate allocations, included in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

Three Months Ended March 31,
2023
(in millions)
Loss from Continuing Operations Before Income Taxes	$6

(4) Revenue Recognition and Allowance for Credit Losses

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended March 31, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,052	$1,541	$1	$2,594
Other (1)	(3)	29	—	26
Total revenues	$1,049	$1,570	$1	$2,620

	Three Months Ended March 31, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$958	$1,752	$51	$2,761
Other (1)	(6)	23	1	18
Total revenues	$952	$1,775	$52	$2,779

(1)Primarily consists of income from ARPs and leases. Total lease income was $2 million for both the three months ended March 31, 2024 and 2023.

Houston Electric

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenue from contracts with customers	$910	$803
Other (1)	(9)	(11)
Total revenues	$901	$792

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three months ended March 31, 2024 and 2023.

CERC

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenue from contracts with customers	$1,485	$1,700
Other (1)	27	17
Total revenues	$1,512	$1,717

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three months ended March 31, 2024 and 2023.

Revenues from Contracts with Customers

Electric (CenterPoint Energy and Houston Electric). Houston Electric distributes electricity to customers over time and customers consume the electricity when delivered. Indiana Electric generates, transmits and distributes electricity to customers over time and customers consume the electricity when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by state regulators, such as the PUCT and the IURC, is recognized as electricity is delivered and represents amounts both billed and unbilled. Discretionary services requested by customers are provided at a point in time with control transferring upon the completion of the service. Revenue for discretionary services provided by Houston Electric is recognized upon completion of service based on the tariff rates set by the PUCT. Payments for electricity distribution and discretionary services are aggregated and received on a monthly basis. Houston Electric performs transmission services over time as a stand-ready obligation to provide a reliable network of transmission systems. Revenue is recognized upon time elapsed, and the monthly tariff rate set by the regulator. Payments are received on a monthly basis. Indiana Electric customers are billed monthly and payment terms, set by the regulator, require payment within a month of billing.

Natural Gas (CenterPoint Energy and CERC). CenterPoint Energy and CERC distribute and transport natural gas to customers over time and customers consume the natural gas when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the state governing agency for that service area, is recognized as natural gas is delivered and represents amounts both billed and unbilled. Discretionary services requested by the customer are provided at a point in time with control transferring upon completion of the service. Revenue for discretionary services is recognized upon completion of service based on the tariff rates set by the applicable state regulator. Payments of natural gas distribution, transportation and discretionary services are aggregated and received on a monthly basis.

Contract Balances. When the timing of delivery of service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Registrants recognize a contract liability when customer payment precedes performance. Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Registrants’ contract liabilities are included in Accounts payable and Other current liabilities in their Condensed Consolidated Balance Sheets.

The opening and closing balances of accounts receivable, other accrued unbilled revenues and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2023	$652	$516	$2
Closing balance as of March 31, 2024	656	392	3
Decrease	$4	$(124)	$1

The amount of revenue recognized during the three months ended March 31, 2024 that was included in the opening contract liability was $1 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Other Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2023	$275	$142	$2
Closing balance as of March 31, 2024	250	122	3
Increase (decrease)	$(25)	$(20)	$1

The amount of revenue recognized during the three months ended March 31, 2024 that was included in the opening contract liability was $1 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Other Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2023	$330	$329
Closing balance as of March 31, 2024	355	233
Decrease	$25	$(96)

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

Allowance for Credit Losses

CenterPoint Energy and CERC segregate financial assets that fall under the scope of Topic 326, primarily trade receivables due in one year or less, into portfolio segments based on shared risk characteristics, such as geographical location and regulatory environment, for evaluation of expected credit losses. Historical and current information, such as average write-offs, are applied to each portfolio segment to estimate the allowance for losses on uncollectible receivables. Additionally, the allowance for losses on uncollectible receivables is adjusted for reasonable and supportable forecasts of future economic conditions, which can include changing weather, commodity prices, regulations, and macroeconomic factors, among others. Houston Electric had no material changes in its methodology to recognize losses on financial assets that fall under the scope of

Topic 326, primarily due to the nature of its customers and regulatory environment. For a discussion of regulatory deferrals, see Note 6.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Service cost (1)	$6	$6
Interest cost (2)	19	19
Expected return on plan assets (2)	(19)	(19)
Amortization of net loss (2)	7	7
Settlement cost (2) (3)	—	1
Net periodic cost	$13	$14

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

Postretirement Benefits

	Three Months Ended March 31,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest cost (1)	$3	$1	$1	$3	$1	$1
Expected return on plan assets (1)	(1)	(1)	—	(1)	(1)	—
Amortization of prior service cost (credit) (1)	(1)	(1)	1	—	(1)	1
Amortization of net loss (1)	(2)	(1)	(1)	(2)	(1)	(1)
Net periodic cost (benefit)	$(1)	$(2)	$1	$—	$(2)	$1
(1)Amounts presented in the tables above are included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected contribution to pension plans during 2024	$9	$—	$—
Expected contribution to postretirement benefit plans in 2024	8	1	4

The table below reflects the contributions made to the pension and postretirement benefit plans during the period presented:

	Three Months Ended March 31, 2024
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—
Postretirement benefit plans	2	—	1

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

	March 31, 2024			December 31, 2023
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Unrecognized equity return	$204	$69	$73	$204	$75	$69

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments in Indiana.
(2)Represents Houston Electric’s allowed equity return on its true-up balance of stranded costs, other changes and related interest resulting from the formerly integrated electric utilities prior to Texas deregulation to be recovered in rates through 2024 and certain TEEEF costs and storm restoration costs.
(3)CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas and costs associated with investments in Indiana.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended March 31,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$9	$8	$1	$8	$7	$1

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana and Texas, and continue to recover the natural gas cost in Louisiana and Minnesota. As of March 31, 2024, CenterPoint Energy and CERC have each recorded current regulatory assets of $69 million and non-current regulatory assets of $104 million associated with the February 2021 Winter Storm Event. As of December 31, 2023, CenterPoint Energy and CERC

had each recorded current regulatory assets of $86 million and non-current regulatory assets of $130 million associated with the February 2021 Winter Storm Event.

On August 24, 2023, the LPSC Staff issued an audit report which recommends some prospective process changes to the gas supply bid process and did not recommend any disallowance of February 2021 Winter Storm Event gas costs incurred in Louisiana. Recovery of such costs remains subject to LPSC approval. On December 19, 2023, the LPSC issued an order which accepted and approved the audit report.

As of both March 31, 2024 and December 31, 2023, as authorized by the PUCT, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $18 million and $17 million as of both March 31, 2024 and December 31, 2023, respectively, and have requested reimbursement of costs associated with the February 2021 Winter Storm Event in Houston Electric’s rate case.

See Note 13(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization

The Texas Natural Gas Securitization Finance Corporation issued customer rate relief bonds in March 2023, and on March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in cash proceeds from the issuance and sale of the state’s customer rate relief bonds. The proceeds from the state’s customer rate relief bonds included carrying costs incurred through August 2022. Incremental carrying costs incurred after August 2022 until the date the proceeds were received are recorded in a separate regulatory asset; the current CERC rate proceeding in Texas includes a request for recovery of this regulatory asset. As CenterPoint Energy and CERC have no future financial obligations for the repayment of the state’s customer rate relief bonds, the customer rate relief bonds are not recorded on CenterPoint Energy’s or CERC’s balance sheets. The $1.1 billion in cash proceeds from the state’s customer rate relief bonds is considered to be a government grant. The state’s customer rate relief bonds are backed in part by customer rate relief property, including customer rate relief charges, which are non-bypassable uniform monthly volumetric charges to be paid by all existing and future sales customers as a component of each regulated utility’s gas cost, separate from their base rate. CERC only acts as a collection agent, whose duties include management, servicing and administration of a portion of the customer rate relief property which is associated with the customer rate relief charge imposed on customers of CERC under the guidance and direction from the Railroad Commission. The Texas Natural Gas Securitization Finance Corporation, and not CenterPoint Energy or CERC, is the owner of the customer rate relief property. The assets of the Texas Natural Gas Securitization Finance Corporation are not available to pay creditors of CenterPoint Energy, CERC, or their affiliates. While the customer rate relief charges will be included by CERC in their monthly billings, the billing amount is established by the Railroad Commission. CERC will remit all customer rate relief charges collected to the financing entity set up by the Railroad Commission. Therefore, the collection and servicing of customer rate relief charges have no impact on the respective Condensed Statements of Consolidated Income of CenterPoint Energy or CERC.

As U.S. generally accepted accounting principles have no specific accounting guidance for government grants or assistance, the cash proceeds from the state’s customer rate relief bonds were accounted for as a government grant by analogy to the grant model under IAS 20—Accounting for Government Grants and Disclosures of Government Assistance. CenterPoint Energy and CERC reflect the proceeds from the grant as a deduction to natural gas costs and recognized the $1.1 billion of cash proceeds from the state’s customer rate relief bonds within Utility natural gas expense on their respective Condensed Statements of Consolidated Income in the three months ended March 31, 2023, net of the recognition of natural gas cost related to relieving CenterPoint Energy and CERC’s regulatory assets related to the February 2021 Winter Storm Event in the same period.

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

Houston Electric TEEEF

Pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (mobile generation) which are detailed in Note 19. Houston Electric initially sought recovery of the lease costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million in its DCRF application filed with the PUCT on April 5, 2022, and subsequently amended on July 1, 2022, to show mobile generation in a separate Rider TEEEF. A final order was issued on April 5, 2023 approving a revenue requirement of $39 million that results in full recovery of costs requested but lengthens the amortization period for the short-term lease to be collected over 82.5 months. On May 25, 2023, the PUCT issued its order on rehearing which clarified some of the findings, but did not change the approval of TEEEF cost recovery. Additional motions for rehearing were filed and the PUCT issued an order on August 3, 2023 denying the motions for rehearing. The deadline for a party to file a judicial appeal of the PUCT’s decision was September 5, 2023, and no appeal was filed. As such, the PUCT’s decision on the first TEEEF filing is now final and non-appealable.

On April 5, 2023, Houston Electric made its second TEEEF filing requesting recovery of TEEEF related costs incurred through December 31, 2022. Houston Electric requested a new annual revenue requirement of approximately $188 million using 78 months to amortize the related deferred costs for proposed rates beginning September 2023, a net increase in TEEEF revenues of approximately $149 million. On July 18, 2023, the PUCT referred the case to the State Office of Administrative Hearings and on August 28, 2023, the State Office of Administrative Hearings issued an Order setting interim rates to collect an annual revenue requirement at the filed amount. Interim rates became effective on September 1, 2023 and are subject to surcharge or refund if they differ from the final rates approved by the PUCT. On October 12, 2023, a joint motion to abate was filed because the parties reached an agreement in principle on all issues. The agreement in principle reduces the annual revenue requirement by approximately $35 million based on recovering the balance as of December 31, 2022 over a 102 month amortization period (instead of the 78 month period in the initial filing) and also allows for revised interim rates (to incorporate the agreement in principle and the initial interim rates that have been in place since September 1, 2023). The updated interim rates were implemented December 15, 2023. Pursuant to its order issued on February 1, 2024, the PUCT approved the agreement in principle.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of March 31, 2024. Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the on-going proceedings and has not recorded any impairments on its right of use assets in the year ended December 31, 2023 or the three months ended March 31, 2024. See Note 19 for further information.

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

Interest Rate Risk Derivative Instruments (CenterPoint Energy and Houston Electric). From time to time, the Registrants may enter into interest rate derivatives that are designated as economic or cash flow hedges. The objective of these hedges is to offset risk associated with interest rates borne by the Registrants in connection with an anticipated future fixed rate debt offering or other exposure to variable rate debt. Houston Electric and the Indiana Utilities have authority to refund and recover mark-to-market gains and losses associated with hedging financing activity, and thus the gains and losses on derivatives are deferred in a regulatory liability or asset.

The table below summarizes CenterPoint Energy’s and Houston Electric’s outstanding interest rate hedging activity:

	March 31, 2024	December 31, 2023
Hedging Classification	Notional Principal
	(in millions)
CenterPoint Energy:
Cash flow hedge (1) (2)	150	200
Houston Electric:
Cash flow hedge (2)	—	100
(1)Relates to interest rate derivative instruments at CenterPoint Energy with a termination date of December 31, 2029. The interest rate swap agreements were designated as cash flow hedges of forecasted transactions. CenterPoint Energy records all changes in the fair value of cash flow hedges in accumulated other comprehensive income (loss) until the underlying hedged transaction occurs, when it reclassifies that amount into earnings.
(2)Relates to interest rate derivative instruments at Houston Electric with a termination date of June 28, 2024. The interest rate treasury lock agreements were designated as cash flow hedges of forecasted transactions. Houston Electric records all changes in the fair value of cash flow hedges to a regulatory asset or liability, which is amortized over the life of the associated debt being hedged.

(b)Derivative Fair Values and Financial Statement Presentation

CenterPoint Energy’s outstanding interest rate derivatives designated as cash flow hedges are included in current Non-trading derivative assets on CenterPoint Energy’s Condensed Consolidated Balance Sheets as of March 31, 2024. CenterPoint Energy’s interest rate derivatives designated as cash flow hedges were not material as of December 31, 2023 and were included in current Non-trading derivative liabilities on CenterPoint Energy’s Condensed Consolidated Balance Sheets. Houston Electric’s interest rate derivatives designated as cash flow hedges were not material as of December 31, 2023 and were included in Prepaid expenses and other current assets on Houston Electric’s Condensed Consolidated Balance Sheets.

The following tables provide a balance sheet overview of CenterPoint Energy’s and CERC’s derivative assets and liabilities, while the last table provides a breakdown of the related income statement impacts.

		March 31, 2024		December 31, 2023
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
CenterPoint Energy:		(in millions)
Derivatives designated as cash flow hedges:
Interest rate derivatives	Current Assets: Non-trading derivative assets	$3	$—	$—	$—
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	$—	$9	$—	$9
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	3	—	3
Indexed debt securities derivative (2)	Current Liabilities	—	520	—	605
Total		$3	$532	$—	$617
(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability position with no offsetting amounts as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the notional volume of natural gas derivatives were 20,712 MMBtu per day and 27,421 MMBtu per day, respectively.
(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity and other payments to which they may be entitled. See Note 10 for further information.

		March 31, 2024		December 31, 2023
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
CERC:		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	$—	$8	$—	$8
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	2	—	3
Total		$—	$10	$—	$11
(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract is in a liability position with no offsetting amounts as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the notional volume of natural gas derivatives were 17,753 MMBtu per day and 23,504 MMBtu per day, respectively.

The table below provides the related income statement impacts of derivative activity for the periods presented:

		Three Months Ended March 31,
	Income Statement Location	2024	2023
CenterPoint Energy:		(in millions)
Derivatives not designated as hedging instruments:
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$85	$(39)
(1)The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Cash inflows and outflows associated with derivatives are included in operating activities on the statement of cash flows.

(c) Credit Risk Contingent Features (CenterPoint Energy and CERC)

Certain of CenterPoint Energy’s and CERC’s derivative instruments contain provisions that require CenterPoint Energy and CERC to maintain an investment grade credit rating on their respective long-term unsecured unsubordinated debt from S&P and Moody’s. If CenterPoint Energy’s or CERC’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or additional collateral. The table below sets forth additional detail for the periods presented:

	March 31, 2024		December 31, 2023
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$9	$8	$9	$8
Fair value of collateral already posted	—	—	—	—
Additional collateral required to be posted if credit risk contingent features triggered	9	8	9	8
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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets. A market approach is utilized to value the Registrants’ Level 2 natural gas derivative assets or liabilities. CenterPoint Energy’s Level 2 indexed debt securities derivative is valued using an option model and a discounted cash flow model, which uses projected dividends on the ZENS-Related Securities and a discount rate as observable inputs.

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$458	$—	$—	$458	$541	$—	$—	$541
Investments, including money market funds (1)	37	—	—	37	31	—	—	31
Interest rate derivatives	—	3	—	3	—	—	—	—
Total assets	$495	$3	$—	$498	$572	$—	$—	$572
Liabilities
Indexed debt securities derivative	$—	$520	$—	$520	$—	$605	$—	$605
Natural gas derivatives	—	12	—	12	—	12	—	12
Total liabilities	$—	$532	$—	$532	$—	$617	$—	$617

Houston Electric

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$21	$—	$—	$21	$14	$—	$—	$14
Total assets	$21	$—	$—	$21	$14	$—	$—	$14

CERC

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$15	$—	$—	$15	$15	$—	$—	$15
Total assets	$15	$—	$—	$15	$15	$—	$—	$15
Liabilities
Natural gas derivatives	$—	$10	$—	$10	$—	$11	$—	$11
Total liabilities	$—	$10	$—	$10	$—	$11	$—	$11

(1)Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Nonrecurring Basis

As a result of classifying the Louisiana and Mississippi natural gas LDC businesses as held for sale, CenterPoint Energy and CERC used a market approach consisting of contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine the fair value of the businesses classified as held for sale, which are Level 2 inputs. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification as held for sale during the three months ended March 31, 2024. See Note 3 for further information.

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

	March 31, 2024			December 31, 2023
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$19,145	$7,984	$4,719	$18,609	$7,587	$4,670
Fair value	18,020	7,115	4,599	17,804	6,917	4,627

(1)Includes Securitization Bonds, as applicable.

(9) Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of both March 31, 2024 and December 31, 2023 is as follows:

	December 31, 2023	Held For Sale	March 31, 2024
	(in millions)
Electric (1)	$936	$—	$936
Natural gas (2)	2,920	217	2,703
Corporate and other	304	—	304
Total	$4,160	$217	$3,943
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)If a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As a result, goodwill attributable to the Louisiana and Mississippi natural gas LDC businesses to be disposed of is classified as held for sale as of March 31, 2024. CenterPoint Energy has not recognized any goodwill impairments within the Natural Gas reportable segment during the three months ended March 31, 2024. For further information, see Note 3.

CERC’s goodwill as of both March 31, 2024 and December 31, 2023 is as follows:

	December 31, 2023	Held For Sale	March 31, 2024
	(in millions)
Goodwill (1)	$1,583	$122	$1,461
(1)In connection with the classification of the Louisiana and Mississippi natural gas LDC businesses as held for sale as of March 31, 2024 described above, goodwill attributable to CERC to be disposed of as part of the transaction is classified as held for sale as of March 31, 2024. CERC has not recognized any goodwill impairments during the three months ended March 31, 2024. For further information, see Note 3.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The reporting units approximate the reportable segments, with the exception of Energy Systems Group, which was a separate reporting unit but was included in Corporate and Other at CenterPoint Energy. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. If the carrying amount is in excess of the estimated fair value of the reporting unit, then the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill.

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (loss) on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for each period presented:

	Three Months Ended March 31,
	2024	2023
	(in millions)
AT&T Common	$9	$9
Charter Common	(85)	16
WBD Common	(7)	14
Other	—	(1)
Total gains (losses) on equity securities, net	$(83)	$38

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. The following table presents information on CenterPoint Energy’s equity securities for each period presented:

	Shares Held		Carrying Value
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
			(in millions)
AT&T Common	10,212,945	10,212,945	$180	$171
Charter Common	872,503	872,503	254	339
WBD Common	2,470,685	2,470,685	21	28
Other			3	3
Total			$458	$541

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of March 31, 2024. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	March 31, 2024	December 31, 2023
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of March 31, 2024, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $15 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses utilize third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2029. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Certain of these transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had no outstanding obligations related to the AMAs as of March 31, 2024 and $4 million as of December 31, 2023, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets.

Debt Issuance. In February 2024, CenterPoint Energy, through its wholly-owned subsidiary Houston Electric, issued $400 million aggregate principal amount of 5.15% general mortgage bonds due 2034. Total proceeds, net of transaction expenses and fees, were approximately $395 million, which will be used for general limited liability company purposes, including capital expenditures and working capital purposes.

Convertible Senior Notes. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The Convertible Notes will mature on August 15, 2026, unless earlier converted or repurchased by CenterPoint Energy in accordance with their terms.

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

In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes, CenterPoint Energy will, in certain circumstances, increase the conversion rate for a holder of Convertible Notes who elects to convert its Convertible Notes in connection with such a corporate event. If CenterPoint Energy undergoes a fundamental change (as described in the Convertible Notes Indenture), holders of the Convertible Notes may require CenterPoint Energy to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

Debt Redemption. In March 2024, CenterPoint Energy, through its wholly-owned subsidiary SIGECO, redeemed $22 million aggregate principal amount of SIGECO’s outstanding 3.50% first mortgage bonds due 2024 at a redemption price equal to 100% of the principal amount of the first mortgage bonds to be redeemed plus accrued and unpaid interest thereon.

Credit Facilities. The Registrants had the following revolving credit facilities as of March 31, 2024:

Execution Date	Registrant	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of March 31, 2024 (2)	Termination Date
		(in millions)
December 6, 2022	CenterPoint Energy	$2,400	1.500%	65.0%	(3)	59.6%	December 6, 2027
December 6, 2022	CenterPoint Energy (4)	250	1.125%	65.0%		46.7%	December 6, 2027
December 6, 2022	Houston Electric	300	1.250%	67.5%	(3)	52.9%	December 6, 2027
December 6, 2022	CERC	1,050	1.125%	65.0%		39.9%	December 6, 2027
	Total	$4,000

(1)Based on credit ratings as of March 31, 2024.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of March 31, 2024.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	March 31, 2024				December 31, 2023
Registrant	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$—	$1,145	5.49%	$—	$—	$1,036	5.54%
CenterPoint Energy (1)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	1	532	5.47%	—	1	484	5.53%
Total	$—	$1	$1,677		$—	$1	$1,520

(1)This credit facility was issued by SIGECO.
(2)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities of up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility. Neither Houston Electric nor SIGECO has a commercial paper program.
Liens. As of March 31, 2024, Houston Electric’s assets were subject to liens securing approximately $8 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Houston Electric could issue approximately $4.6 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of March 31, 2024. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of March 31, 2024, SIGECO had approximately $825 million aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of March 31, 2024, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $966 million of additional first mortgage bonds could be issued on this basis.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended March 31,
	2024	2023
CenterPoint Energy (1)	18%	19%
Houston Electric (2)	20%	23%
CERC (3)	19%	22%

(1)CenterPoint Energy’s lower effective tax rate for the three months ended March 31, 2024 compared to the same period ended March 31, 2023 was primarily due to the tax impacts of the state deferred remeasurement benefit of $25 million related to the Louisiana and Mississippi natural gas LDC businesses sale, which met the held for sale criteria in the first quarter of 2024 and is described further below. This was partially offset by the tax impacts of the valuation allowance of $21 million established against Louisiana and Mississippi NOLs, since those NOLs will not be utilized due to the Louisiana and Mississippi natural gas LDC businesses sale. See Note 3 for further details.
(2)Houston Electric’s lower effective tax rate for the three months ended March 31, 2024 compared to the same period ended March 31, 2023 was primarily driven by a decrease in state income taxes and an increase in EDIT amortization.
(3)CERC’s lower effective tax rate for the three months ended March 31, 2024 compared to the same period ended March 31, 2023 was primarily driven by the tax impacts of the state deferred remeasurement benefit of $24 million associated with the Louisiana and Mississippi natural gas LDC businesses sale meeting the held for sale criteria in the first quarter of 2024. For tax purposes, when the held for sale criteria is met, the CERC and unitary state apportionment rates must be updated to account for the sale and applied to the estimated post-sale net deferred tax liability. This impact was partially offset by the tax impacts of a valuation allowance of $21 million against Louisiana and Mississippi NOLs, since those NOLs will not be utilized due to the Louisiana and Mississippi natural gas LDC businesses sale. Additionally, state income tax expense has decreased as a result of higher revenues in states with lower tax rates.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $30 million as of March 31, 2024. The Registrants believe that it is reasonably possible that the Registrants will recognize a $3 million tax benefit, including penalties and interest, in the next 12 months as a result of a lapse of statutes on the 2020 Indiana state return.

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

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

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

On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric a CPCN to purchase and acquire the 130 MW Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project as well as approved the proposed levelized rate and associated ratemaking and accounting treatment. Due to inflationary pressures, the developer disclosed that costs have exceeded the agreed upon levels in the BTA. After negotiations, Indiana Electric and the developer were not able to agree upon updated pricing. As a result, on February 27, 2024, Indiana Electric provided notice that it was exercising its right to terminate the BTA, which terminated all further obligations of Indiana Electric with respect to the project.

As of March 31, 2024, other than discussed below, minimum purchase obligations were approximately:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remaining nine months of 2024	$427	$117	$117	$423
2025	596	461	59	592
2026	536	113	61	532
2027	466	105	17	462
2028	399	68	12	395
2029	386	66	1	382
2030 and beyond	1,392	696	306	1,373

(1)CenterPoint Energy’s undiscounted minimum payment obligations related to PPAs with commitments ranging from 15 years to 25 years and its purchase commitments under its BTA in Posey County, Indiana at the original contracted amount.
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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $489 million as of March 31, 2024 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 related to its obligation under the outstanding guarantees.

(c)Legal, Environmental and Other Matters

Legal Matters

Litigation Related to the February 2021 Winter Storm Event. Various legal proceedings are still pending against numerous entities with respect to the February 2021 Winter Storm Event, including against CenterPoint Energy, Utility Holding, Houston Electric, and CERC. Like other Texas energy companies and TDUs, CenterPoint Energy and Houston Electric have become involved in certain investigations, litigation and other regulatory and legal proceedings regarding their efforts to restore power during the storm and their compliance with NERC, ERCOT and PUCT rules and directives. Additionally, like other natural gas market participants, CERC has been named in litigation alleging gas market manipulation.

CenterPoint Energy, Utility Holding, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) have received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of March 31, 2024, there are approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. One of the lawsuits in the MDL is a putative class action on behalf of everyone who received electric power via ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021. Additionally, Utility Holding is currently named as a defendant in one lawsuit in which CenterPoint Energy and Houston Electric are also named as defendants.

The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. In a subsequent opinion in an unrelated matter, the Texas Supreme Court held that ERCOT is entitled to sovereign immunity. This ruling will apply to claims against ERCOT in the MDL. The MDL judge also dismissed all claims against the natural gas defendants (which list of natural gas defendants incorrectly included Utility Holding) and the REP defendants and some causes of action against the other defendants. CenterPoint Energy expects that the claims against Utility Holding will ultimately be dismissed in light of the judge’s initial rulings. As to the TDU and generator defendants, the judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants asked the courts of appeals to overturn. On April 2, 2024, a three-judge panel of the Court of Appeals for the Fourteenth District of Texas issued an opinion in the TDU mandamus proceeding, granting in part and denying in part the TDUs’ mandamus request. In its opinion, the panel granted the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ claims for negligence and negligent and strict liability nuisance and ordered those claims be dismissed. The panel denied the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ gross negligence/intentional misconduct and intentional nuisance claims. The TDUs plan to file a mandamus petition to the Supreme Court of Texas, seeking dismissal of the remaining claims. In the generator mandamus proceeding pending in the Court of Appeals for the First District of Texas, the plaintiffs have asked the entire First Court of Appeals to rehear the panel’s decision granting the generators’ mandamus request. The MDL judge is allowing defendants (including Houston Electric) to file several additional motions on preliminary legal issues, and otherwise the cases remain stayed. CenterPoint Energy, Utility Holding, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

In February 2023, twelve lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as a defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CES). One lawsuit filed in Harris County is a putative class action on behalf of two classes of electric and natural gas customers (those who experienced a loss of electricity and/or natural gas, and those who were charged securitization-related surcharges on a utility bill or were otherwise charged higher rates for electricity and/or gas during the February 2021 Winter Storm Event), potentially including millions of class members. Two other lawsuits (one filed in Harris County and one in Tom Green County) are brought by an entity that purports to be an assignee of claims by tens of thousands of persons and entities that have assigned claims to the plaintiff. These, and nine other similar lawsuits filed in Harris County, generally allege that the defendants engaged in gas market manipulation and price gouging, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event, Winter Storm Elliott, and other severe weather conditions, and through financial market manipulation. Plaintiffs allege that this manipulation impacted gas supply and prices as well as the market, supply, and price of electricity in Texas and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment, and allege a broad array of injuries and damages, including personal injury, property damage, and harm from certain costs being securitized and passed on to ratepayers. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, statutory, consequential economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. As of March 31, 2024, most of the lawsuits have not been served, but the three cases in which defendants were served were tagged for transfer to the existing MDL proceeding referenced above. On February 2, 2024, CERC filed pleas to the jurisdiction in the three cases in which it was served; CERC also partially joined the defendants’ motions to dismiss and additional pleas to the jurisdiction. On April 2, 2024, plaintiffs in the three served cases filed amended petitions rather than responding to pleas to the jurisdiction, and motions to dismiss. Among other changes, plaintiffs in these three cases dismissed CenterPoint Energy Services, but maintained the same three causes of action as to the remaining defendants. CERC intends to vigorously defend itself against the claims raised, including by renewing jurisdictional challenges to the plaintiffs’ claims. The nine other similar lawsuits filed in Harris County have also been tagged for transfer to the MDL proceeding, but the defendants, including CERC, have not been served. These gas market cases are in addition to the 220 cases noted above regarding electric market issues.

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

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 only by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in Louisiana from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the district courts’ consideration of various motions to remand and multiple appeals of remand orders. Recently, several cases involving other parishes that had been remanded to Louisiana state court have begun to resume proceedings in state court. However, as of March 31, 2024, the federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants.

Because of the procedurally preliminary nature of the proceedings, lack of information about both the scope of and damages for Jefferson Parish’s claim against Primary Fuels, Inc., the numerosity of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of this matter or to estimate a range of potential losses. CenterPoint Energy will continue to vigorously defend itself against the claims raised and pursue any and all available insurance coverage.

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

Total costs that may be incurred in connection with addressing these sites cannot be determined at this time. The estimated accrued costs are limited to CenterPoint Energy’s and CERC’s share of the remediation efforts and are therefore net of exposures of other PRPs. The estimated range of possible remediation costs for the sites for which CenterPoint Energy and CERC believe they may have responsibility was based on remediation continuing for the minimum time frame given in the table below:

	March 31, 2024
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$13	$11
Minimum estimated remediation costs	8	7
Maximum estimated remediation costs	47	40
Minimum years of remediation	5	5
Maximum years of remediation	50	50

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

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the existing CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies were necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy filed timely extension requests available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. On October 5, 2022, the EPA issued a proposed conditional approval of the Part A extension request for the A.B. Brown pond. Both the Culley East and A.B. Brown facilities have been taken out of service in a timely manner per the commitments made to the EPA in the extension requests filed for both ponds. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

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

On November 1, 2022, Indiana Electric filed for a CPCN to recover federally mandated costs associated with closure of the Culley East Pond, its third and final ash pond. Indiana Electric sought accounting and ratemaking relief for the project, and on June 8, 2023, Indiana Electric filed a revised CPCN for recovery of the federally mandated ash pond costs. On February 7, 2024 the IURC approved the federally mandated costs, both incurred and projected, of $52 million in capital costs, plus an estimated $133 thousand in annual operation and maintenance expenses, for recovery through the ECA.

As of March 31, 2024, CenterPoint Energy has recorded an approximate $117 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

On May 18, 2023, the EPA issued a proposed revision to the CCR Rule that could potentially expand the scope of units regulated under the federal CCR Rule (CCR Legacy Rule). The CCR Legacy Rule seeks to include legacy CCR surface impoundments (inactive surface impoundments at inactive generating facilities) as well as new “CCR management units” at active or inactive facilities otherwise subject to federal CCR regulations. On April 25, 2024, the EPA released its final Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals from Electric Utilities; Legacy CCR Surface Impoundments rule. CenterPoint Energy is currently evaluating the effects of the rule and expects that the rule will require CenterPoint Energy to conduct additional CCR investigations.

Clean Water Act Permitting of Groundwater and Power Plant Discharges. In April 2020, the U.S. Supreme Court issued an opinion providing that indirect discharges via groundwater or other non-point sources are subject to permitting and liability under the Clean Water Act when they are the functional equivalent of a direct discharge. On November 27, 2023, the EPA published draft guidance regarding the application of the “functional equivalent” analysis as related to permitting of certain discharges through groundwater to surface waters. The Registrants are evaluating the extent to which this decision and the proposed EPA guidance will affect Clean Water Act permitting requirements and/or liability for their operations.

In 2015, the EPA finalized revisions to the existing steam electric wastewater discharge standards which set more stringent wastewater discharge limits and effectively prohibited further wet disposal of coal ash in ash ponds. In February 2019, the IURC approved Indiana Electric’s Effluent Limitation Guidelines Compliance Plan for its F.B. Culley Generating Station, which was completed in compliance with the requirements of the Effluent Limitation Guidelines. On April 25, 2024, the EPA

released its final Supplemental Effluent Limitation Guidelines and Standards for the Steam Electric Generating Point Source Category. CenterPoint Energy is currently evaluating the effects of this rule.

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

(14) Earnings Per Share (CenterPoint Energy)

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Participating securities are excluded from weighted average number of common shares outstanding in the computation of basic earnings per common share. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such common shares is dilutive.

Diluted earnings per common share reflects the dilutive effect of potential common shares from share-based awards. The dilutive effect of restricted stock is computed using the if-converted method, which assumes conversion of the restricted stock at the beginning of the period. The dilutive effect of restricted stock is computed using the treasury stock method, as applicable, which includes the incremental shares that would be hypothetically vested in excess of the number of shares assumed to be hypothetically repurchased with the assumed proceeds.

Diluted earnings per common share will also reflect the dilutive effect of potential common shares from the conversion of the Convertible Notes. Convertible debt in which the principal amount must be settled in cash is excluded from the calculation of diluted earnings per common share. There would be no interest expense adjustment to the numerator for the cash-settled portion of the Convertible Notes because that portion will always be settled in cash. The conversion spread value in shares will be included in diluted earnings per common share using the if-converted method if the convertible debt is in the money. The denominator of diluted earnings per common share is determined by dividing the conversion spread value of the share-settled portion of the Convertible Notes as of the reporting date by the average share price over the reporting period. For the three months ended March 31, 2024, the convertible debt was not in the money; therefore, no incremental shares were assumed converted or included in the diluted earnings per share calculation below. For further details about the Convertible Notes, see Note 11.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share and share amounts)
Numerator:
Net income	$350	$325
Less: Preferred stock dividend requirement (Note 18)	—	12
Income available to common shareholders - basic and diluted	$350	$313
Denominator:
Weighted average common shares outstanding - basic	632,228,000	630,309,000
Plus: Incremental shares from assumed conversions:
Restricted stock	1,742,000	2,742,000
Weighted average common shares outstanding - diluted	633,970,000	633,051,000

Earnings Per Common Share:
Basic Earnings Per Common Share	$0.55	$0.50
Diluted Earnings Per Common Share	$0.55	$0.49

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

As of March 31, 2024, reportable segments by Registrant were as follows:

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

Houston Electric

•Houston Electric’s single reportable segment consists of electric transmission services to transmission service customers in the ERCOT region and distribution services to REPs serving the Texas gulf coast area that includes the city of Houston.

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

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended March 31,
	2024			2023
	Revenues from External Customers		Net Income (Loss)	Revenues from External Customers		Net Income
	(in millions)
Electric	$1,049	(1)	$121	$952	(1)	$123
Natural Gas	1,570		283	1,775		234
Corporate and Other	1		(54)	52		(32)
Consolidated	$2,620		$350	$2,779		$325

	Total Assets
	March 31, 2024	December 31, 2023
	(in millions)
Electric	$21,688	$21,089
Natural Gas	17,611	17,429
Corporate and Other, net of eliminations (1)	900	1,197
Consolidated	$40,199	$39,715

(1)Total assets included pension and other postemployment-related regulatory assets of $379 million and $385 million as of March 31, 2024 and December 31, 2023, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(16) Supplemental Disclosure of Cash Flow and Balance Sheet Information

Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$228	$59	$76	$191	$78	$58
Income tax refunds, net	(12)	—	—	(1)	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	195	149	59	270	178	85
ROU assets obtained in exchange for lease liabilities (1)	—	—	—	1	1	—

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	March 31, 2024			December 31, 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$161	$109	$17	$90	$76	$1
Restricted cash included in Prepaid expenses and other current assets (2)	18	13	—	19	13	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$179	$122	$17	$109	$89	$1

(1)Cash and cash equivalents related to VIEs as of March 31, 2024 and December 31, 2023 included $132 million and $90 million, respectively, at CenterPoint Energy and $109 million and $76 million, respectively, at Houston Electric.
(2)Restricted cash primarily related to accounts established by CenterPoint Energy and Houston Electric in connection with the issuance of the Securitization Bonds to collateralize the Securitization Bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the Securitization Bonds.

Supplemental Disclosure of Balance Sheet Information

Included in other current liabilities on CERC’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 was $65 million and $118 million, respectively, of credits related to customers on budget billing programs. Included in other current liabilities on Houston Electric’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 was $50 million and $47 million, respectively, of accrued contributions in aid of construction.

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

The table below summarizes CenterPoint Energy money pool activity:

	March 31, 2024		December 31, 2023
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$573	$—	$238	$1
Weighted average interest rate	5.55%	—%	5.59%	5.59%

(1)Included in Accounts and notes receivable (payable)–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets, as applicable.

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

Amounts charged for these services were as follows and are included primarily in Operation and maintenance expenses on the Condensed Statements of Consolidated Income:

	Three Months Ended March 31,
	2024		2023
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$35	$51	$35	$50
Net affiliate service charges (billings)	(1)	1	(3)	3

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding:

	Three Months Ended March 31,
	2024		2023
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$36	$115	$51	$204
Cash contribution from parent	230	—	650	—

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared and paid dividends on its Common Stock as follows during the periods indicated below:

	Dividends Declared Per Share		Dividends Paid Per Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Common Stock	$—	$—	$0.200	$0.190
Series A Preferred Stock (1)	—	—	—	30.625

(1)All of the outstanding shares of Series A Preferred Stock were redeemed during September 2023 as further described below.

Equity Distribution Agreement (CenterPoint Energy)

On January 10, 2024, CenterPoint Energy entered into an Equity Distribution Agreement with certain financial institutions with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $500 million. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. CenterPoint Energy may also enter into one or more forward sales agreements pursuant to master forward confirmations. The offer and sale of Common Stock under the Equity Distribution Agreement will terminate upon the earliest of (1) the sale of all Common Stock subject to the Equity Distribution Agreement, (2) termination of the Equity Distribution Agreement, or (3) May 17, 2026. During the quarter ended March 31, 2024, CenterPoint Energy issued 133,405 shares of Common Stock through the ATM Managers under the Equity Distribution Agreement, representing aggregate cash proceeds of $3 million, which is net of compensation paid by CenterPoint Energy to the ATM Managers of less than $1 million. As of March 31, 2024, CenterPoint Energy had not entered into any forward sale agreements under the program. Additionally, as of March 31, 2024, CenterPoint Energy had $496 million of capacity available under the program. For information regarding issuances under the program subsequent to March 31, 2024, see Note 20.

Income Allocated to Series A Preferred Shareholders (CenterPoint Energy)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Series A Preferred Stock (1)	$—	$12
Total income allocated to preferred shareholders	$—	$12

(1)All of the outstanding shares of Series A Preferred Stock were redeemed during September 2023 as further described below.

Series A Preferred Stock Redemption (CenterPoint Energy)
On September 1, 2023, CenterPoint Energy redeemed 800,000 shares of CenterPoint Energy’s Series A Preferred Stock, in whole for cash at a redemption price of $1,000 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2024		2023
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(35)	$16	$(31)	$16
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(2)	—	—	—
Net deferred gain from cash flow hedges	3	—	—	—
Prior service cost (1)	—	—	(1)	(1)
Actuarial losses (1)	1	(1)	—	—
Other comprehensive income (loss)	2	(1)	(1)	(1)
Ending Balance	$(33)	$15	$(32)	$15
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(19) Leases

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for mobile generation. The short-term lease agreement allowed Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. At such time, the short-term lease agreement expired and all mobile generation assets were leased under the long-term lease agreement. Per Houston Electric’s short-term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $98 million and $100 million as of March 31, 2024 and December 31, 2023, respectively.

The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of March 31, 2024 and December 31, 2023 and relates to removal costs that will be incurred at the end of the lease term. As of March 31, 2024, Houston Electric has secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $92 million. The $92 million prepayment is being held in an escrow account, not controlled by Houston Electric, and the funds will be released when a first lien can be secured for Houston Electric. Expenses associated with the long-term lease, including depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $131 million and $124 million as of March 31, 2024 and December 31, 2023, respectively. The long-term lease agreement contains a termination clause that can be exercised in the event of material adverse regulatory actions. If the right to terminate is elected, subject to the satisfaction of certain conditions, 75% of Houston Electric’s prepaid lease costs that are attributable to the period from the effective date of termination to the end of the lease term would be refunded. In December 2022, the long-term lease agreement was amended to include a disallowance reimbursement clause that can be exercised in the event that any regulatory proceeding or settlement agreement results in a disallowance of Houston Electric’s recovery of deferred costs under either the long-term lease agreement, short-term lease agreement or any other quantifiable adverse financial impact to Houston Electric. The disallowance reimbursement clause expired on December 31, 2023 and Houston Electric can no longer seek relief in the event of an unfavorable regulatory ruling. For further discussion of the regulatory impacts, see Note 6.

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

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended March 31,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$1	$1	$—	$2	$1	$—
Short-term lease cost	2	2	—	—	(1)	—
Total lease cost (1)	$3	$3	$—	$2	$—	$—

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than to Depreciation and Amortization in the Condensed Statements of Consolidated Income.

The components of lease income were as follows:

	Three Months Ended March 31,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$2	$—	$1	$2	$—	$1
Total lease income	$2	$—	$1	$2	$—	$1

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024			December 31, 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$12	$5	$4	$13	$6	$4
Finance ROU assets (2)	502	502	—	526	526	—
Total leased assets	$514	$507	$4	$539	$532	$4
Liabilities:
Current operating lease liability (3)	$3	$1	$1	$3	$1	$1
Non-current operating lease liability (4)	9	4	3	10	5	3
Total leased liabilities (5)	$12	$5	$4	$13	$6	$4

Weighted-average remaining lease term (in years) - operating leases	4.5	3.6	2.9	4.7	3.9	3.1
Weighted-average discount rate - operating leases	4.15%	4.09%	3.62%	4.13%	4.09%	3.60%
Weighted-average remaining lease term (in years) - finance leases	5.3	5.3	—	5.5	5.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	3.60%	3.60%	—

(1)Reported within Other assets in the Registrants’ respective Condensed Consolidated Balance Sheets, net of accumulated amortization.
(2)Reported within Property, Plant and Equipment in the Registrants’ respective Condensed Consolidated Balance Sheets, net of accumulated amortization.
(3)Reported within Current other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(5)Finance lease liabilities were not significant as of March 31, 2024 or December 31, 2023 and are reported within Other long-term debt in the Registrants’ respective Condensed Consolidated Balance Sheets when applicable.

As of March 31, 2024, finance lease liabilities were not significant to the Registrants. As of March 31, 2024, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2024	$3	$2	$2
2025	3	2	1
2026	3	1	1
2027	2	1	—
2028	1	—	—
2029	1	—	—
2030 and beyond	1	—	—
Total lease payments	14	6	4
Less: Interest	2	1	—
Present value of lease liabilities	$12	$5	$4

As of March 31, 2024, future minimum finance lease payments to be received were not significant to the Registrants. As of March 31, 2024, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2024	$5	$—	$3
2025	7	1	5
2026	7	—	5
2027	7	—	5
2028	7	—	5
2029	7	—	6
2030 and beyond	166	—	164
Total lease payments to be received	$206	$1	$193

Other information related to leases is as follows:

	Three Months Ended March 31,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$1	$—	$—	$2	$—	$—
Financing cash flows from finance leases included in the measurement of lease liabilities	—	—	—	—	—	—

See Note 16 for information on ROU assets obtained in exchange for operating lease liabilities.

(20) Subsequent Events (CenterPoint Energy)

Equity Distribution Agreement (CenterPoint Energy)

In April 2024, CenterPoint Energy issued an additional 6,525,300 shares of Common Stock through the ATM Managers under the Equity Distribution Agreement, with aggregate cash proceeds of $182 million, which is net of compensation paid by CenterPoint Energy to the ATM Managers of $2 million. As of April 30, 2024, CenterPoint Energy has $313 million of capacity available under the program. CenterPoint Energy has not entered into any forward sale agreements under the program.

Dividend Declarations(CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	April 26, 2024	May 16, 2024	June 13, 2024	$0.2000

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following combined discussion and analysis should be read in combination with the Interim Condensed Financial Statements contained in this combined Form 10-Q and the Registrants’ combined 2023 Form 10-K. When discussing CenterPoint Energy’s consolidated financial information, it includes the results of Houston Electric and CERC, which, along with CenterPoint Energy, are collectively referred to as the Registrants. Unless the context indicates otherwise, specific references to Houston Electric and CERC also pertain to CenterPoint Energy. In this combined Form 10-Q, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, including Houston Electric and CERC, unless otherwise stated. No Registrant makes any representations as to the information related solely to CenterPoint Energy or the subsidiaries of CenterPoint Energy other than itself.

RECENT EVENTS

Regulatory Proceedings. For further information, see Note 6 to the Interim Condensed Financial Statements. For information related to our pending and completed regulatory proceedings to date in 2024, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. During the three months ended March 31, 2024, CenterPoint Energy issued or borrowed a combined $400 million in new debt, comprised of Houston Electric’s issuance of $400 million aggregate principal amount of 5.15% general mortgage bonds due 2034. During the three months ended March 31, 2024, CenterPoint Energy repaid or redeemed a combined $22 million of existing debt, including SIGECO’s redemption of $22 million aggregate principal amount of outstanding first mortgage bonds due 2024. For information about debt transactions to date in 2024, see Note 11 to the Interim Condensed Financial Statements.

LAMS Asset Purchase Agreement. On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas LDC businesses. The transaction is expected to close in the first quarter of 2025. For further information about the transaction, see Note 3 to the Interim Condensed Financial Statements.

Equity Distribution Agreement. On January 10, 2024, CenterPoint Energy entered into an Equity Distribution Agreement with certain financial institutions with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $500 million. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. CenterPoint Energy may also enter into one or more forward sales agreements pursuant to master forward confirmations. For further information, see Notes 18 and 20 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, please read “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

Income available to common shareholders for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023	Favorable (Unfavorable)
	(in millions)
Electric	$121	$123	$(2)
Natural Gas	283	234	49
Total Utility Operations	404	357	47
Corporate & Other (1)	(54)	(44)	(10)
Total CenterPoint Energy	$350	$313	$37

(1)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group before June 30, 2023, the date of the sale of Energy Systems Group, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders before September 1, 2023, the date of the redemption of all of the outstanding shares of the Series A Preferred Stock.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Income available to common shareholders increased $37 million primarily due to the following items:

•a decrease in income available to common shareholders of $2 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $49 million for the Natural Gas reportable segment, as further discussed below; and
•a decrease in income available to common shareholders of $10 million for Corporate and Other, primarily due to $18 million increase in borrowing costs, partially offset by $12 million of dividends paid on shares of Series A Preferred Stock paid in the first quarter of 2023 prior to the redemption of all outstanding shares of Series A Preferred Stock in September 2023 as discussed in Note 18 to the Interim Condensed Financial statements.

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

Electric (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Electric reportable segment, please read “Risk Factors — Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Three Months Ended March 31,
	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,049	$952	$97
Expenses:
Utility natural gas, fuel and purchased power	43	60	17
Operation and maintenance	475	426	(49)
Depreciation and amortization	226	191	(35)
Taxes other than income taxes	78	67	(11)
Total expenses	822	744	(78)
Operating Income	227	208	19
Other Income (Expense):
Interest expense and other finance charges	(91)	(61)	(30)
Other income, net	16	12	4
Income Before Income Taxes	152	159	(7)
Income tax expense	31	36	5
Net Income	$121	$123	$(2)
Throughput (in GWh):
Residential	5,963	5,968	—%
Total	23,063	21,756	6%
Weather (percentage of normal weather for service area):
Cooling degree days	104%	134%	(30)%
Heating degree days	91%	87%	4%
Number of metered customers at end of period:
Residential	2,604,026	2,547,297	2%
Total	2,932,702	2,871,667	2%

The following table provides variance explanations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 by major income statement caption for CenterPoint Energy’s Electric reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$55
Customer rates and the impact of the change in rate design	42
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	8
Customer growth	6
Miscellaneous revenues, including service connections and off-system sales	2
Energy efficiency, and other pass-through, offset in operation and maintenance below	2
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	1
Weather, efficiency improvements and other usage impacts	(2)
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	(17)
Total	$97
Utility natural gas, fuel and purchased power
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	$15
Cost of purchased power, offset in revenues above	2
Total	$17
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(28)
All other operation and maintenance expense, including materials and supplies and insurance	(9)
Labor and benefits	(9)
Contract services	(1)
Energy efficiency, and other pass-through, offset in revenues above	(2)
Total	$(49)
Depreciation and amortization
Ongoing additions to plant-in-service	$(30)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(5)
Total	$(35)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$(8)
Franchise fees and other taxes	(3)
Total	$(11)
Interest expense and other finance charges
Changes in outstanding debt	$(18)
Other, primarily AFUDC and impacts of regulatory deferrals	(9)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(3)
Total	$(30)
Other income, net
Other income, including AFUDC - Equity	$4
Total	$4

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

Natural Gas (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas reportable segment, please read “Risk Factors — Risk Factors Affecting Operations — Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended March 31,
	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,570	$1,775	$(205)
Expenses:
Utility natural gas, fuel and purchased power	744	1,018	274
Non-utility cost of revenues, including natural gas	1	1	—
Operation and maintenance	234	228	(6)
Depreciation and amortization	132	122	(10)
Taxes other than income taxes	65	70	5
Total expenses	1,176	1,439	263
Operating Income	394	336	58
Other Income (Expense):
Interest expense and other finance charges	(51)	(44)	(7)
Other income, net	3	2	1
Income Before Income Taxes	346	294	52
Income tax expense	63	60	(3)
Net Income	$283	$234	$49
Throughput (in Bcf):
Residential	74	96	(23)%
Commercial and Industrial	101	133	(24)%
Total	175	229	(24)%
Weather (percentage of 10-year average for service area):
Heating degree days	82%	88%	(6)%
Number of metered customers at end of period:
Residential	4,026,029	3,973,454	1%
Commercial and Industrial	303,018	302,634	—%
Total	4,329,047	4,276,088	1%

The following table provides variance explanations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 by major income statement caption for CenterPoint Energy’s Natural Gas reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$(274)
Energy efficiency and other pass-through, offset in operation and maintenance below	(10)
Gross receipts tax, offset in taxes other than income taxes below	(3)
Customer growth	4
Non-volumetric and miscellaneous revenue	5
Non-utility revenues	6
Weather and usage	18
Customer rates and impact of the change in rate design	49
Total	$(205)
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	$274
Total	$274
Operation and maintenance
Miscellaneous operations and maintenance expense, including bad debt expense	$(6)
Labor and benefits	(5)
Contract services	(4)
Corporate support services	(1)
Energy efficiency and other pass-through, offset in revenues above	10
Total	$(6)
Depreciation and amortization
Ongoing additions to plant-in-service	$(10)
Total	$(10)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$3
Incremental capital projects placed in service, and the impact of updated property tax rates	2
Total	$5
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$(12)
Changes in outstanding debt	5
Total	$(7)
Other income, net
AFUDC - Equity, primarily from increased capital spend	$2
Other	(1)
Total	$1

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

HOUSTON ELECTRIC CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, please read “Risk Factors — Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

The following table provides summary data of Houston Electric’s single reportable segment:

	Three Months Ended March 31,
	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$868	$760	$108
Bond Companies	33	32	1
Total revenues	901	792	109
Expenses:
Operation and maintenance, excluding Bond Companies	437	380	(57)
Depreciation and amortization, excluding Bond Companies	167	129	(38)
Taxes other than income taxes	75	64	(11)
Bond Companies	32	30	(2)
Total expenses	711	603	(108)
Operating Income	190	189	1
Other Income (Expense):
Interest expense and other finance charges	(76)	(53)	(23)
Interest expense on Securitization Bonds	(1)	(2)	1
Other income, net	11	7	4
Income Before Income Taxes	124	141	(17)
Income tax expense	25	33	8
Net Income	$99	$108	$(9)
Throughput (in GWh):
Residential	5,624	5,652	—%
Total	22,005	20,650	7%
Weather (percentage of 10-year average for service area):
Cooling degree days	104%	134%	(30)%
Heating degree days	92%	88%	4%
Number of metered customers at end of period:
Residential	2,470,925	2,414,905	2%
Total	2,780,362	2,720,041	2%

The following table provides variance explanations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 by major income statement caption for Houston Electric:

Favorable (Unfavorable)
(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$55
Customer rates and the impact of the change in rate design	49
Customer growth	5
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	1
Energy efficiency, partially offset in operations and maintenance below	1
Bond Companies, offset in other line items below	1
Weather, efficiency improvements and other usage impacts	(3)
Total	$109
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(28)
All other operation and maintenance expense, including materials and supplies and insurance	(17)
Labor and benefits	(9)
Contract services	(3)
Energy efficiency, offset in revenues above	(1)
Support services	1
Total	$(57)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(38)
Total	$(38)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(11)
Total	$(11)
Bond Companies expense
Operations and maintenance and depreciation expense, offset in revenues above	$(2)
Total	$(2)
Interest expense and other finance charges
Changes in outstanding debt	$(16)
Other, primarily AFUDC and impacts of regulatory deferrals	(7)
Total	$(23)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in revenues above	$1
Total	$1
Other income, net
Other income, including AFUDC - Equity	$4
Total	$4

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERC CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its single reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations for CERC’s business, please read “Risk Factors — Risk Factors Affecting Operations — Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

	Three Months Ended March 31,
	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,512	$1,717	$(205)
Expenses:
Utility natural gas	724	998	274
Non-utility cost of revenues, including natural gas	1	1	—
Operation and maintenance	226	218	(8)
Depreciation and amortization	127	118	(9)
Taxes other than income taxes	64	69	5
Total expenses	1,142	1,404	262
Operating Income	370	313	57
Other Income (Expense):
Interest expense and other finance charges	(49)	(42)	(7)
Other income, net	3	1	2
Income Before Income Taxes	324	272	52
Income tax expense	60	60	—
Net Income	$264	$212	$52
Throughput (in Bcf):
Residential	71	94	(24)%
Commercial and Industrial	93	125	(26)%
Total	164	219	(25)%
Weather (percentage of 10-year average for service area):
Heating degree days	82%	89%	(7)%
Number of metered customers at end of period:
Residential	3,921,286	3,869,044	1%
Commercial and Industrial	292,398	292,014	—%
Total	4,213,684	4,161,058	1%

The following table provides variance explanations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 by major income statement caption for CERC:

Favorable (Unfavorable)
(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$(274)
Energy efficiency and other pass-through, offset in operation and maintenance below	(7)
Gross receipts tax, offset in taxes other than income taxes below	(3)
Non-volumetric and miscellaneous revenue	4
Customer growth	4
Non-utility revenues	6
Weather and usage	18
Customer rates and impact of the change in rate design	47
Total	$(205)
Utility natural gas, fuel and purchased power
Cost of natural gas, offset in revenues above	$274
Total	$274
Operation and maintenance
Miscellaneous operations and maintenance expense, including bad debt expense	$(6)
Labor and benefits	(4)
Contract services	(4)
Corporate support services	(1)
Energy efficiency and other pass-through, offset in revenues above	7
Total	$(8)
Depreciation and amortization
Ongoing additions to plant-in-service	$(9)
Total	$(9)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$3
Incremental capital projects placed in service, and the impact of updated property tax rates	2
Total	$5
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$(12)
Changes in outstanding debt	5
Total	$(7)
Other income, net
AFUDC - Equity, primarily from increased capital spend	$2
Total	$2

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$538	$241	$378	$1,713	$94	$1,531
Investing activities	(844)	(795)	(289)	(1,155)	(905)	(423)
Financing activities	376	587	(73)	(519)	847	(1,107)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$272	$2	$146
Changes in working capital	(289)	106	(89)
Change in net regulatory assets and liabilities (1)	(1,170)	16	(1,205)
Other	12	23	(5)
	$(1,175)	$147	$(1,153)

(1)This change is primarily related to the receipt of proceeds at CenterPoint Energy and CERC from the Texas securitization program in 2023. For further details, see Note 6 to the Interim Condensed Financial Statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net change in capital expenditures	278	126	88
Net change in notes receivable from affiliated companies	—	(22)	31
Other	33	6	15
	$311	$110	$134

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$1,472	$—	$853
Net changes in proceeds from issuances of Common Stock	3	—	—
Net changes in long-term debt and term loans outstanding, excluding commercial paper	(614)	(500)	77
Net changes in debt issuance costs	13	4	9
Net changes in short-term borrowings	7	—	7
Increased payment of Common Stock dividends	(6)	—	—
Decreased payment of preferred stock dividends	24	—	—
Net change in notes payable from affiliated companies	—	642	—
Change in contribution from parent	—	(420)	—
Change in dividend to parent	—	15	89
Other	(4)	(1)	(1)
	$895	$(260)	$1,034

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures are expected to be used for investment in infrastructure. These capital expenditures are anticipated to maintain reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining nine months of 2024 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$2,858	$1,442	$1,093
Maturing CenterPoint Energy senior notes	850	—	—
Scheduled principal payments on Securitization Bonds	178	161	—
Expected contributions to pension plans and other post-retirement plans	13	1	3

The Registrants expect that anticipated cash needs for the remaining nine months of 2024 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, proceeds from equity issuances, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Proceeds from equity issuances may include the issuance of shares of Common Stock under the Equity Distribution Agreement entered into on January 10, 2024. Issuances of debt securities in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available on acceptable terms.

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
On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing was held on November 1, 2022. On January 11, 2023, the IURC issued an order approving the settlement agreement authorizing Indiana Electric to purchase and acquire the Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project under applicable Indiana regulations, approved the proposed levelized rate and associated ratemaking and accounting treatment. Due to inflationary pressures, the developer disclosed that costs have exceeded the agreed upon levels in the BTA. After negotiations, Indiana Electric and the developer were not able to agree upon updated pricing. As a result, on February 27, 2024, Indiana Electric provided notice that it was exercising its right to terminate the BTA, which terminated all further obligations of Indiana Electric with respect to the project.

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility with installed capacity of 200 MWs through a BTA, consistent with its 2019/2020 IRP that calls for up to 300 MWs of wind generation. The wind project is located in MISO’s Central Region. Indiana Electric received approval from the IURC to recover the costs of the wind facility via the CECA mechanism, which is expected to be placed in service by the end of 2026. On June 6, 2023 the IURC issued an order approving the CPCN, thereby authorizing Indiana Electric to purchase the wind generating facility. However, as of the date of the filing of this Form 10-Q, Indiana Electric has not entered into any definitive agreement relating to this wind energy generating facility, and it is not certain that a definitive agreement will be entered into at all.

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

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox

County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On February 22, 2023, the IURC approved the Knox County solar amended PPA; however, due to MISO interconnection delays, the project in-service date will be delayed from 2024 to 2025. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. Revised purchase power costs were approved to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA with Oriden. On May 30, 2023, the IURC approved the Vermillion County solar amended PPA; however, due to MISO interconnection study delays, the developer disclosed the project in-service date could be delayed from 2025 to 2026.

Natural Gas Combustion Turbines

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. On June 28, 2022, the IURC approved the CPCN. The estimated $334 million turbine facility is being constructed at the previous site of the A.B. Brown power plant in Posey County, Indiana and is expected to provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana Electric’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5 mile pipeline will be constructed and operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. FERC granted a certificate to construct the pipeline on October 20, 2022. The period to challenge FERC’s certificate in a federal district court expired on February 20, 2023. Indiana Electric granted its contractor a full notice to proceed to construct the turbines on December 9, 2022. The facility is targeted to be operational by mid-year 2025. Recovery of the proposed natural gas combustion turbines and regulatory asset is included in the forecasted test year in the Indiana Electric rate case, which was filed with the IURC on December 5, 2023.

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine. The unit returned to service in March 2023. In testimony filed September 13, 2023, the OUCC and an intervenor that represents industrial customers filed testimony with the IURC alleging that Indiana Electric did not act prudently which led to the unplanned outage and recommended disallowances between $21 million to $27 million. On October 23, 2023, Indiana Electric filed rebuttal testimony with the IURC and an evidentiary hearing was held on November 2, 2023. Indiana Electric expects a decision from the IURC later this year.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a CPCN with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. In November 2021, the PUCT approved a route that was estimated to cost $25 million and issued a final order on January 12, 2022. There have been project delays due to supply chain constraints in the developer acquiring solar panels. Houston Electric substantially completed construction in the fall of 2023, and the transmission line is expected to be energized shortly after the generation facility is complete, which is anticipated to occur in the first half of 2025.

Kilgore Transmission Project (CenterPoint Energy and Houston Electric)

On August 30, 2023, Houston Electric filed a CCN application with the PUCT for approval to build a 138 kV double circuit transmission line in Chambers County, Texas that will loop the existing 138 kV Chevron to Langston circuit number 86 on Houston Electric’s transmission system to Houston Electric’s planned Kilgore substation. On March 7, the PUCT issued a final order approving a route that was estimated to cost $60 million, including substation costs. The actual capital costs of the project, including the transmission line and the planned Kilgore substation, will depend on actual land acquisition costs, construction costs, and other factors. Completion of construction and energization of the line and substation is anticipated to occur in the second quarter of 2026.

Mill Creek Transmission Project (CenterPoint Energy and Houston Electric)

On November 17, 2023, Houston Electric filed a CCN application with the PUCT for approval to build a 138 kV double circuit transmission line in Harris and Montgomery counties, Texas that will connect Houston Electric’s transmission system to Houston Electric’s planned Mill Creek substation. The actual capital costs of the project, including the transmission line and the planned Kilgore substation, will depend on actual land acquisition costs, construction costs, and other factors and have been estimated to be $62 million to $98 million, based on an amended CCN application filed by Houston Electric on February 26, 2024. A decision on the approval of the project in the PUCT proceeding is expected in the third quarter of 2024.

Texas Legislation (CenterPoint Energy, Houston Electric and CERC)

Houston Electric and CERC are also reviewing legislation passed in 2023 and associated PUCT rulemaking projects, including the following pieces of legislation that became law during the 88th Texas Legislature, including:

•House Bill 1500 became effective on September 1, 2023 and continues the functions of the PUCT, the Office of Public Utility Counsel, and ERCOT through 2029. This bill also includes an amendment that clarifies the use cases under which TDUs may lease and operate temporary generation during “significant” power outages;
•House Bill 2263 became effective on June 12, 2023 and authorizes LDCs to offer programs to promote energy conservation and to recover costs prudently incurred to implement such programs under Railroad Commission authority;
•House Bill 2555 became effective on June 13, 2023 and allows an electric utility to create a transmission and distribution system resiliency plan with the PUCT and associated cost recovery to enhance its system through hardening, undergrounding certain lines, flood mitigation measures, and vegetation management. On January 18, 2024, the PUCT issued an Order adopting its Resiliency Plan Rule (16 TAC 25.62);
•Senate Bill 947 became effective on September 1, 2023 and creates severe criminal offenses for intentional damage to critical infrastructure facilities that create extended power outages;
•Senate Bill 1015 became effective on June 18, 2023 and allows utilities to file the DCRF twice a year, on any day the PUCT is open (at least 185 days after filing a full base rate proceeding) and setting an administrative approval timeline of 60 days;
•Senate Bill 1016 became effective on May 5, 2023 and requires the PUCT to presume that all employee compensation and benefits are reasonable and necessary when establishing a utility’s rates if based upon market compensation studies issued within the last three years; it includes exceptions for utility officer incentives that are based on financial metrics. Certain incentive compensation that is in-line with market studies will be presumed reasonable and recoverable; and
•Senate Bill 1076 became effective on June 2, 2023 and moves the timeline for the PUCT to approve CCN for transmission projects to 180 days after the date of filing, rather than the first anniversary of the day it was filed.

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

On June 28, 2023, CERC submitted its first innovation plan to the MPUC; the five-year plan includes 18 pilot projects and seven smaller research-and-development projects. These projects will deploy and evaluate a broad array of innovative resources including made-in-Minnesota alternative gases such as renewable natural gas and green hydrogen as well as pioneering technologies such as a networked geothermal district energy system and end-use carbon capture. The proposed plan requires approval from the MPUC through a review process that is expected to take about one year. The MPUC requested comments by September 15, 2023 if parties believe that the filing is incomplete based on the reporting requirements or if parties do not believe that that the MPUC’s standard informal proceeding process is appropriate. No parties filed comments regarding completeness or raising concerns that the MPUC’s standard informal procedural process is inappropriate. The initial comment period closed January 15, 2024, the reply comment period closed March 15, 2024 and supplemental comments are due May 15, 2024; CERC anticipates the MPUC will hear this matter after the final comments are received.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects have been impacted by delays and/or increased costs. The potential delays and inflationary cost pressures communicated from the developers of our solar projects have been primarily due to (i) unavailability of solar panels and other uncertainties related to a DOC investigation on anti-dumping and countervailing duties petition filed by a domestic solar manufacturer, (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China's Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On December 2, 2022, the DOC issued its preliminary determination, finding four of the eight companies being investigated are attempting to bypass U.S. duties. On August 18, 2023, the DOC announced its final determination and found that five of the eight companies investigated are attempting to bypass U.S. duties by doing minor processing in one of the Southeast Asian countries before shipment to the United States. Pursuant to President Biden’s executive order issued in June 2022, duties will not be collected on any solar module and cell imports from these Southeast Asian countries until June 2024, as long as the imports are consumed in the U.S. market within six months of the termination of the executive order. The executive order could be subject to legal and legislative challenges and its effects remain uncertain. The resolution of these issues will determine what additional costs or delays our solar projects will be subject to. These impacts have resulted in cost increases for certain projects, and may result in cost increases in other projects, and such impacts have resulted in, or are expected to result in, the need for us to seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors” in the Registrants’ combined 2023 Form 10-K.

TDSIC 2.0 (CenterPoint Energy)

On May 24, 2023, Indiana Electric filed its petition and case-in-chief with the IURC requesting, among other things, approval of its five-year plan for transmission, distribution, and storage improvements (TDSIC Plan). Intervenors filed their case-in-chief on August 16, 2023 and Indiana Electric filed rebuttal on August 29, 2023. A hearing was held on September 13, 2023 and an order approving the TDSIC Plan was issued on December 27, 2023. The approved five-year TDSIC Plan, covering the period January 1, 2024 through December 31, 2028, consists of approximately $454 million in proposed investments across seven different programs: (1) Distribution 12kV Circuit Rebuild, (2) Distribution Underground Rebuild, (3) Distribution Automation, (4) Wood Pole Replacement, (5) Transmission Line Rebuild, (6) Substation Rebuild, and (7) Substation Physical Security.

Transmission and Distribution System Resiliency Plan (CenterPoint Energy and Houston Electric)

House Bill 2555 was passed by the 88th Texas Legislature in 2023 and allows an electric utility to create a transmission and distribution system resiliency plan to enhance its system through the implementation of one or more of the following measures: hardening, modernization, undergrounding certain lines, lightning mitigation measures, flood mitigation measures, information technology, cybersecurity measures, physical security measures, vegetation management, and wildfire mitigation and response. House Bill 2555 also allows an electric utility to establish a regulatory asset for distribution-related costs, including depreciation expense and carrying costs at the electric utility’s weighted average cost of capital, relating to the implementation of a transmission and distribution system resiliency plan.

On April 29, 2024, Houston Electric filed its first transmission and distribution system resiliency plan with the PUCT for review and approval. Houston Electric’s transmission and distribution system resiliency plan proposes to enhance its system over a three year period through twenty-five (25) measures related to: system hardening, grid modernization, flood mitigation, information technology, physical security, and vegetation management. Houston Electric’s transmission and distribution system resiliency plan also proposes to further analyze and identify specific wildfire risk and implement additional measures to mitigate the identified wildfire risk. The estimated capital cost is approximately $2.2 billion, the estimated incremental operations and maintenance expense is approximately $86 million over the three year period, and Houston Electric has requested that the PUCT allow Houston Electric to establish a regulatory asset for distribution related costs. The PUCT has 180 days to make a decision on Houston Electric’s transmission and distribution system resiliency plan, and a final decision is expected in the fourth quarter of 2024.

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

Texas Gas Rate Case. On October 30, 2023 CERC filed an application with the Railroad Commission and municipal regulatory authorities to set new natural gas base rates that would be applied consistently across the approximately 1.9 million customers. The requested increase is approximately 3.1% or $37 million based on an historical test year ending June 30, 2023. The need for a rate change is primarily driven by the continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets, and changes in other costs to serve customers. The request reflects a proposed 10.50% ROE on a 60.61% equity ratio. Intervenor testimony was filed March 8, 2024, rebuttal testimony addressing intervenor issues was filed March 29, 2024 and a settlement agreement was filed on April 23, 2024. A hearing was held on April 24, 2024. A final order is expected in the second quarter of 2024.

Minnesota Rate Case. On November 1, 2023, CERC filed an application with the MPUC requesting an adjustment to delivery charges in 2024 and 2025 for the natural gas business in Minnesota. The requested increase is approximately 6.5% or $85 million for 2024 and an additional approximately 3.7% or $52 million for 2025. The need for a rate change is primarily driven by the continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets, and changes in other costs to serve customers. The request reflects a proposed 10.3% ROE on a 52.5% equity ratio. Interim rates of $69 million, subject to refund, were implemented as of January 1, 2024. A decision on 2025 interim rates was delayed until the fourth quarter of 2024. The anticipated decision date of the rate case is July 1, 2025.

Indiana Electric Rate Case. On December 5, 2023, Indiana Electric filed a petition with the IURC for authority to modify its rates and charges for electric utility service through a phase-in of rates. The requested increase is approximately 16% or $119 million based on a forward looking 2025 test year. The need for a rate increase is primarily driven by the continuing investment that is being made to bolster the safety and reliability of the system and normal increases in operating expenses. The rate case reflects a proposed 10.4% ROE on a 55% equity ratio. On April 9, 2024 Indiana Electric filed rebuttal in the rate case. The requested increase remains at 16% with an updated requested increase of $115 million. A hearing is scheduled to begin May 2, 2024. A final order is expected in the fourth quarter of 2024.

Houston Electric Rate Case. On March 6, 2024, Houston Electric filed an application with the PUCT requesting authority to change rates and charges for electric transmission and distribution service. The requested increase is approximately $17 million (1%) for retail customers and $43 million (6.6%) for wholesale transmission service, excluding TCRF and rate case expenses. Texas law mandates that electric utilities file a base rate proceeding no later than every four years from the date of their last base rate proceeding final order. Houston Electric’s most recent base rate proceeding order was approved by the PUCT on March 9, 2020, in Docket No. 49421. Therefore, Houston Electric was required to file a next base rate proceeding no later than March 9, 2024. The need for a rate increase is primarily driven by the continuing investment that has been made to support customer growth and to bolster the safety and reliability of Houston Electric’s transmission and distribution system. The request reflects a proposed 10.4% ROE and a 45% equity ratio. Intervenor and PUCT Staff testimony is expected in June 2024, followed by rebuttal on July 12, 2024. A hearing on the merits is scheduled to start in late July 2024 and a final order is expected late fourth quarter of 2024 or the first quarter of 2025.

The table below reflects significant applications pending or completed since the Registrants’ combined 2023 Form 10-K was filed with the SEC through the date of the filing of this Form 10-Q:

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
DCRF	73	December 2023	April 2024	March 2024
Based on the net change in distribution invested capital since its last base rate proceeding of approximately $2.5 billion for the period January 1, 2019 through September 30, 2023 for an incremental revenue increase of $86 million, adjusted for load growth. This is the second DCRF filing made in 2023; filing two DCRFs in a year was authorized in 2023 legislative session. A request for interim rates to be implemented on February 12, 2024 was also made on December 14, 2023 which was denied on January 9, 2024 by the ALJ who also granted a good cause exemption to extend the procedural schedule. On February 5, 2024, Houston Electric notified the ALJ that the parties reached an agreement in principle on all issues in this proceeding, and filed an agreed expedited motion for interim rates. On February 13, 2024, interim rates designed to collect $220 million ($73 million incremental) were approved by the ALJ, to be effective April 2024. A final order was issued by the PUCT March 7, 2024.

Rate Case	60	March 2024	TBD	TBD	See discussion above under Houston Electric Rate Case.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
Rate Case	37	October 2023	TBD	TBD	See discussion above under Texas Gas Rate Case.
CenterPoint Energy and CERC - Minnesota (MPUC)
Rate Case	136	November 2023	TBD	TBD	See discussion above under Minnesota Rate Case.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	12	September/October 2023	TBD	TBD
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $8 million based on a test year ended June 2023 and adjusted ROE of 3.67%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $5 million based on a test year ended June 2023 and adjusted ROE of 5.47%. The TCJA refund impact to North Louisiana and South Louisiana was $0.6 million and $0.4 million, respectively. South Louisiana interim rates were implemented on December 28, 2023, subject to refund. North Louisiana interim rates were implemented on January 29, 2024. Staff reports issued on January 31, 2024 recommended disallowances of $0.3 million and $0.2 million in North and South Louisiana, respectively. LPSC voted to approve the January 2024 staff reports on April 19, 2024. Implementation will occur after the final order is issued and compliance tariffs are approved.

CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	4	April 2024	July 2024	TBD
Requested an increase of $35 million to rate base, which reflects approximately $3.6 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $0.03 million annually. OUCC is scheduled to file testimony on or before May 31, 2024. Rebuttal testimony, if needed, is due June 14, 2024. Evidentiary hearing is scheduled for July 1, 2024.

CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	9	April 2024	July 2024	TBD
Requested an increase of $97 million to rate base, which reflects approximately $9.4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. OUCC is scheduled to file testimony or before May 31, 2024. Rebuttal testimony, if needed, is due June 14, 2024. Evidentiary hearing is scheduled for July 1, 2024.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana Electric (IURC)
Rate Case	115	December 2023	TBD	TBD	See discussion above under Indiana Electric Rate Case.
TDSIC	5	February 2024	TBD	TBD
Requested an increase of $36 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of $1 million. The OUCC filed testimony on April 2, 2024, Indiana Electric did not file rebuttal and the evidentiary hearing is scheduled for April 30, 2024.

CECA	—	February 2024	TBD	TBD
Requested a decrease of $1 million to rate base, which reflects no change in current revenues. The mechanism also includes a change in (over)/under-recovery variance of $0.1 million. OUCC filed testimony on April 2, 2024, recommending a $0.3 million reduction in the revenue requirement, comprised almost entirely of a reduction in estimated operation and maintenance expenses and a small offset to capital investment for grant funding. CEI South filed rebuttal testimony on April 9, 2024, disagreeing with the OUCC’s reasoning behind the recommended reductions, but in an effort to help address affordability concerns, agreed to make one-time adjustment in this proceeding. The evidentiary hearing was held on April 23, 2024.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Inflation Reduction Act (IRA)

On August 16, 2022, the IRA was signed into law. The new law extends or creates tax-related energy incentives for solar, wind and alternative clean energy sources, implements, subject to certain exceptions, a 1% tax on share repurchases after December 31, 2022, and implements a 15% CAMT based on the adjusted financial statement income of certain large corporations. Corporations are entitled to a CAMT credit to the extent CAMT liability exceeds regular tax liability, which can be carried forward indefinitely and used in future years when regular tax exceeds the CAMT. It is likely that the Registrants will owe CAMT in excess of their regular tax liability beginning in 2024. As a result, the Registrants may experience a temporary increase in federal cash tax liability due to this provision beginning in 2024.

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the EPA exceeded its authority in promulgating the CPP. On May 11, 2023, the EPA announced proposed emission limits and guidelines for carbon dioxide from fossil fuel-fired power plants under Section 111 of the Clean Air Act which, if finalized, apply new GHG performance standards for those existing coal-fired units expected to continue operation beyond December 31, 2029. On February 29, 2024, EPA announced that it would be delaying the rulemaking as applied to existing natural gas-fired units. On April 25, 2024, the EPA released its New Source Performance Standards for Greenhouse Gas Emissions From New, Modified, Reconstructed Fossil Fuel-Fired Units; Emission Guidelines for Greenhouse Gas Emissions From Existing Fossil Fuel-Fired Electric Generating Units; and Repeal of the Affordable Clean Energy Rule. CenterPoint Energy is currently reviewing this rule, but would note that CenterPoint Energy does not currently have plans to operate any of its coal-fired units beyond December 2029.

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

CenterPoint Energy’s net zero emissions goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with anticipated future regulatory requirements related to GHG emissions reductions. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than TEEEF, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. For example, Minnesota has enacted the Natural Gas Innovation Act that seeks to provide customers with access to renewable energy resources and innovative technologies, with the goal of reducing GHG emissions. Further, certain local government bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain specified dates. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on natural gas. Additionally, cities in Minnesota within CenterPoint Energy’s Natural Gas operational footprint are considering initiatives to eliminate natural gas use in buildings and focus on electrification. Also, Minnesota cities may consider seeking legislative authority for the ability to enact voluntary enhanced energy standards for all development projects. These initiatives could have a significant impact on CenterPoint Energy and its operations, and this impact could increase if other cities and jurisdictions in its service area enact similar initiatives. Further, our third-party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

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

Climate Change Trends and Uncertainties

As a result of increased awareness regarding climate change, coupled with adverse economic conditions, availability of alternative energy sources, including private solar, microturbines, fuel cells, energy-efficient buildings and energy storage devices, and new regulations restricting emissions, including potential regulations of methane emissions, some consumers and companies may use less energy, meet their own energy needs through alternative energy sources or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for the Registrants’ services. As these technologies likely become more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of the Registrants’ systems and services, which may result in, among other things, Indiana Electric’s generating facilities becoming less competitive and economical. Further, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels have had significant impacts on CenterPoint Energy’s electric generation and natural gas businesses. For example, because Indiana Electric’s current generating facilities substantially rely on coal for their operations, certain financial institutions choose not to participate in CenterPoint Energy’s financing arrangements. Conversely, demand for the Registrants’

services may increase as a result of customer changes in response to climate change. For example, as the expected utilization of electric vehicles increases, demand for electricity may increase, resulting in increased usage of CenterPoint Energy’s systems and services. Any negative opinions with respect to CenterPoint Energy’s environmental practices or its ability to meet the challenges posed by climate change formed by regulators, customers, investors, legislators or other stakeholders could harm its reputation.

To address these developments, CenterPoint Energy announced its net zero emissions goals for both Scope 1 emissions and certain Scope 2 emissions by 2035. Indiana Electric’s 2019/2020 IRP identified a preferred portfolio that retires 730 MW of coal-fired generation facilities and replaces these resources with a mix of generating resources composed primarily of renewables, including solar, wind, and solar with storage, supported by dispatchable natural gas combustion turbines including a pipeline to serve such natural gas generation. Indiana Electric continues to execute on its 2019/2020 IRP and has received initial approvals for 626 MWs of the 700-1,000 MWs identified within Indiana Electric’s 2019/2020 IRP. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in cleaner energy investments and enablement, which may be used to support, among other things, renewable energy generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its net zero emissions goals support global efforts to reduce the impacts of climate change. Indiana Electric has conducted a new IRP, which was submitted to the IURC in May 2023, to identify an appropriate generation resource portfolio to satisfy the needs of its customers and comply with environmental regulations. The proposed preferred portfolio is the second evolution to the generation transition plan to move away from coal-fired generation to a more sustainable portfolio of resources. Under the proposed preferred portfolio, Indiana Electric plans to convert its last remaining coal unit to natural gas by the end of 2027 and to add a significant amount of additional renewable resources through 2033. For more information regarding CenterPoint Energy’s net zero emission goals and the risks associated with them, see “Risk Factors — Risk Factors Affecting Regulatory, Environmental and Legal Risks — CenterPoint Energy is subject to operational and financial risks...” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

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

On March 6, 2024, the SEC adopted final rules that require the Registrants to disclose certain climate-related information in registration statements and annual reports. The final rules require Registrants to disclose, among other things, material climate-related risks, activities to mitigate such risks and information about the Registrants’ board of directors oversight and management’s role in managing material climate-related risks. The final rule also requires the Registrants to provide information related to any climate-related targets or goals that are material to the Registrants’ businesses, results of operations, or financial condition. A majority of the reporting requirements are applicable to the fiscal year beginning in 2025, with the addition of assurance reporting for GHG inventories starting in 2029 for large accelerated filers. Litigation challenging the new rule was filed by multiple parties in multiple jurisdictions, which have been consolidated and assigned to the U.S. District Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it is voluntarily delaying the implementation of the climate disclosure regulations while the U.S. District Court of Appeals considers the litigation. The Registrants are currently evaluating the impact of the final rules on their respective consolidated financial statements and related disclosures.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of March 31, 2024. As of April 22, 2024, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of April 22, 2024
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$1,018	5.48%	December 6, 2027
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2027
Houston Electric	300	—	—	—	—%	December 6, 2027
CERC	1,050	—	1	430	5.47%	December 6, 2027
Total	$4,000	$—	$1	$1,448
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

Debt Transactions

For detailed information about the Registrants’ debt transactions to date in 2024, see Note 11 to the Interim Condensed Financial Statements.

Securities Registered with the SEC

On May 17, 2023, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 17, 2026. For information related to the Registrants’ debt issuances in 2024, see Note 11 to the Interim Condensed Financial Statements.

Additionally, for information related to shares of Common Stock sold pursuant to the CenterPoint Energy Equity Distribution Agreement, see Note 18 to the Interim Condensed Financial Statements.

Temporary Investments

As of April 22, 2024, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of April 22, 2024:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	5.54%	$408	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of April 22, 2024, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Negative	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Negative	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Negative	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Negative	A	Stable
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Negative	A-	Stable
CERC	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Negative	n/a	n/a
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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of March 31, 2024, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $179 million as of March 31, 2024. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought its liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on March 31, 2024, deferred taxes of approximately $764 million would have been payable in 2024. If all the ZENS-Related Securities had been sold on March 31, 2024, capital gains taxes of approximately $63 million would have been payable in 2024 based on 2024 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

Cross Defaults

Under each of CenterPoint Energy’s, Houston Electric’s and CERC’s respective revolving credit facilities, a payment default on, or a non-payment default, event or condition that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. Under SIGECO’s revolving credit facility, a payment default on, or a non-payment default, event or condition that permits acceleration of, any indebtedness for borrowed money and certain other specific types of obligations (including guarantees) exceeding $75 million by SIGECO or any of its significant subsidiaries will cause a default under SIGECO’s credit facility. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses multiple times over the recent years to support rate base growth and may continue to do so in the future. The Registrants may continue to explore asset sales as a means to efficiently finance a portion of its increased capital expenditures in the future, subject to the considerations listed above. For further information, see Note 3 to the Interim Condensed Financial Statements.

On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas LDC businesses. The transaction is expected to close in the first quarter of 2025. For further information, see Note 3 to the Interim Condensed Financial Statements.

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
•restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and
•various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

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

During the three months ended March 31, 2024, as described further in Note 3 to the Interim Condensed Financial Statements, certain assets and liabilities representing the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria. The sale will be considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances. The deferred taxes associated with the businesses will be recognized as a deferred income tax benefit by CenterPoint Energy and CERC upon closing.

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

For further information, see Note 3 to the Interim Condensed Financial Statements.

Other than the assets held for sale analysis discussed above, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2024, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2023 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of March 31, 2024, the Registrants had outstanding long-term debt, lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $2.0 billion and $1.9 billion as of March 31, 2024 and December 31, 2023, respectively. If the floating interest rates were to increase by 100 basis points from March 31, 2024 rates, CenterPoint Energy’s combined interest expense would increase by approximately $20 million annually. CenterPoint Energy has $350 million aggregate principal amount of floating rate notes maturing in 2024 that are expected to be refinanced at then current market rates.

As of March 31, 2024 and December 31, 2023, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $17.3 billion and $16.9 billion, respectively, in principal amount and having a fair value of $16.1 billion and $16.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $650 million if interest rates were to decline by 10% from levels at March 31, 2024. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity. CenterPoint Energy has $500 million of fixed-rate senior notes maturing in 2024 that are expected to be refinanced at then current market rates.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $4 million as of March 31, 2024 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $1 million if interest rates were to decline by 10% from levels at March 31, 2024. Changes in the fair value of the derivative component, a $520 million recorded liability at March 31, 2024, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2024 levels, the fair value of the derivative component liability would decrease by $1 million, which would be recorded as an unrealized gain in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the March 31, 2024 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss on debt securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

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

However, CenterPoint Energy’s and CERC’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of March 31, 2024, the recorded fair value of non-trading energy derivative liabilities was $12 million and $10 million, respectively, for CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of March 31, 2024 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

For a description of material legal and regulatory proceedings, including environmental legal proceedings that involve a governmental authority as a party and that the Registrants reasonably believe would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, affecting the Registrants, please read Note 13(c) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the Registrants’ combined 2023 Form 10-K.

Item 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in the Registrants’ combined 2023 Form 10-K.

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.EXHIBITS

Exhibits filed herewith are designated by a cross (†); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Agreements included as exhibits are included only to provide information to investors regarding their terms. The agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and such agreements should not be relied upon as constituting or providing any factual disclosures about the Registrants, any other persons, any state of affairs or other matters.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Securities Purchase Agreement, dated as of February 3, 2020, by and among Vectren Utility Services, Inc., PowerTeam Services, LLC and, solely for purposes of Section 10.17 of the Securities Purchase Agreement, Vectren Corporation	CenterPoint Energy’s Form 8-K dated February 3, 2020	1-31447	2.1	x
2.3*	Equity Purchase Agreement, dated as of February 24, 2020, by and between CERC Corp. and Athena Energy Services Buyer, LLC	CenterPoint Energy’s Form 8-K dated February 24, 2020	1-31447	2.1	x		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.4*	Asset Purchase Agreement, by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	x		x
2.5*	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Fourth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	3(h)	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and the The Bank of New York Mellon Trust Company, National Association (successor in trust to JPMorgan Chase Bank)	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.3	Ninth Supplemental Indenture, dated as of November 12, 2002, to Exhibit 4.2	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002)	1-31447	4(e)(10)		x
4.4	Twentieth Supplemental Indenture, dated as of December 9, 2008, to Exhibit 4.2	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2		x
4.5	Thirty-Fifth Supplemental Indenture, dated as of February 29, 2024, to Exhibit 4.2	Houston Electric’s Form 8-K dated February 26, 2024	1-3187	4.4		x
†4.6	Officer’s Certificate, dated as of February 29, 2024					x
†10.1	Third Amendment dated February 22, 2024 to CenterPoint Energy Change of Control Plan				x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†10.2	Partial Termination Amendment dated January 9, 2024 to Vectren Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 2005				x
10.3
Equity Distribution Agreement, dated January 10, 2024, among CenterPoint Energy, Inc. and BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC, as managers, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, MUFG Securities EMEA plc and Royal Bank of Canada, as forward purchasers, and BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC, as forward sellers
		CenterPoint Energy’s Form 8-K dated January 10, 2024	1-31447	1.1	x
10.4	Form of Restricted Stock Unit Award Agreement for Officers and Director Employees (with Performance Goals) under CenterPoint Energy, Inc. 2022 Long Term Incentive Plan	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	10(cc)(13)	x
10.5	Form of Performance Award Agreement for Officers and Director Employees under CenterPoint Energy, Inc. 2022 Long Term Incentive Plan	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	10(cc)(14)	x
10.6	Form of Restricted Stock Unit Award Agreement under CenterPoint Energy, Inc. 2022 Long Term Incentive Plan	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	10(cc)(15)	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Lynnae K. Wilson					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Darin M Carroll						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Lynnae K. Wilson					x
†32.1.3	Section 1350 Certification of Darin M. Carroll						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Date: April 30, 2024