Form 10-Q
period 2024-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2024-07-30
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 22, 2024:

CenterPoint Energy, Inc.	641,966,980	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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
CEOH
Vectren Energy Delivery of Ohio, LLC, doing business as CenterPoint Energy Ohio, which converted its corporate structure from Vectren Energy Delivery of Ohio, Inc. to an Ohio limited liability company on June 13, 2022, formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022

CEP	Capital Expenditure Program
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CES	CenterPoint Energy Services, Inc. (now known as Symmetry Energy Solutions, LLC), previously a wholly-owned subsidiary of CERC Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
Convertible Notes Indenture	Indenture dated as of August 4, 2023 by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment

GLOSSARY
ECA	Environmental Cost Adjustment
EDF Renewables	EDF Renewables Development, Inc.
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
Energy Systems Group	Energy Systems Group, LLC, previously a wholly-owned subsidiary of Vectren
EPA	Environmental Protection Agency
Equity Distribution Agreement	Equity Distribution Agreement, dated as of January 10, 2024, by and between CenterPoint Energy, the ATM Managers, the ATM Forward Purchasers and the ATM Forward Sellers
Equity Purchase Agreement	Equity Purchase Agreement, dated as of May 21, 2023, by and between Vectren Energy Services and ESG Holdings Group
ERCOT	Electric Reliability Council of Texas
ESG Holdings Group	ESG Holdings Group, LLC, a Delaware limited liability company, and an affiliate of Oaktree Capital Management
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
General Mortgage	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and JPMorgan Chase Bank, as Trustee, as supplemented
GHG	Greenhouse gases
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Hurricane Beryl
The powerful and destructive storm that made landfall in Texas on July 8, 2024 as a Category 1 hurricane event on the Saffir-Simpson Hurricane Wind Scale and caused widespread damage to Houston Electric’s electric system

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
May 2024 Storm Events
The sudden and destructive severe weather events in May 2024 that included Category 2 hurricane-like winds and tornadoes, that resulted in widespread damage to Houston Electric’s electric delivery system

Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Corporation
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
Posey Solar	Posey Solar, LLC, a special purpose entity
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and CEOH from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securitization Bonds	Transition and system restoration bonds issued by the Bond Companies and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren

GLOSSARY
SIGECO Securitization Bonds	SIGECO Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds
SIGECO Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
SOFR	Secured Overnight Financing Rate
SRC	Sales Reconciliation Component
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as mobile generation
Topic 326	Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of June 30, 2024 and December 31, 2023, consisted of AT&T Common, Charter Common and WBD Common
2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 20, 2024
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
•timely and appropriate rate actions that allow and authorize requested and timely recovery of costs and a reasonable return on investment, including the timing and amount of recovery of Houston Electric’s TEEEF leases and restoration costs relating to the May 2024 Storm Events and Hurricane Beryl, and requested or favorable adjustments to rates and approval of other requested items as part of base rate proceedings;
•economic conditions in regional and national markets, including changes to inflation and interest rates, and instability of banking institutions, and their effect on sales, prices and costs;
•weather variations and other natural phenomena, including the impact of severe weather events on operations, capital, legislation and/or regulations, such as seen in connection with the February 2021 Winter Storm Event, the May 2024 Storm Events and Hurricane Beryl;
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
•state and federal legislative and regulatory actions or developments affecting various aspects of our businesses, including, among others, the transmission and distribution system resiliency plan filed by Houston Electric with the PUCT, any actions resulting from the May 2024 Storm Events and/or Hurricane Beryl, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates charged by our regulated businesses;
•our ability to execute Houston Electric’s initial hurricane preparedness and response action plan, as described to the PUCT on July 25, 2024, including enhancing the resiliency of Houston Electric’s electric system through various investments, improving customer communications, and strengthening emergency response;

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
•timely and appropriate regulatory actions, which include actions allowing securitization, for any hurricanes or other severe weather events, such as the May 2024 Storm Events and Hurricane Beryl, or natural disasters or other recovery of costs, including stranded coal-fired generation asset costs;
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
•the outcome of litigation, including litigation related to the February 2021 Winter Storm Event and Hurricane Beryl;
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

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and the Registrants undertake no obligation to update or revise any forward-looking statements. Investors should note that the Registrants announce material financial and other information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, the Registrants may use the Investors section of CenterPoint Energy’s website (http://www.centerpointenergy.com) to communicate with investors about the Registrants. It is possible that the financial and other information posted there could be deemed to be material information. The information on CenterPoint Energy’s website is not part of this combined Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,892	$1,789	$4,499	$4,506
Non-utility revenues	13	86	26	148
Total	1,905	1,875	4,525	4,654
Expenses:
Utility natural gas, fuel and purchased power	233	280	1,020	1,358
Non-utility cost of revenues, including natural gas	—	57	1	97
Operation and maintenance	678	679	1,387	1,342
Depreciation and amortization	386	349	749	668
Taxes other than income taxes	141	130	285	268
Total	1,438	1,495	3,442	3,733
Operating Income	467	380	1,083	921
Other Income (Expense):
Gain (loss) on equity securities	19	(31)	(64)	7
Gain (loss) on indexed debt securities	(18)	34	67	(5)
Loss on sale	—	(12)	—	(12)
Interest expense and other finance charges	(212)	(165)	(410)	(313)
Interest expense on Securitization Bonds	(5)	(2)	(11)	(4)
Other income, net	10	13	24	26
Total	(206)	(163)	(394)	(301)
Income Before Income Taxes	261	217	689	620
Income tax expense	33	99	111	177
Net Income	228	118	578	443
Income allocated to preferred shareholders	—	12	—	24
Income Available to Common Shareholders	$228	$106	$578	$419

Basic Earnings Per Common Share	$0.36	$0.17	$0.91	$0.66
Diluted Earnings Per Common Share	$0.36	$0.17	$0.91	$0.66

Weighted Average Common Shares Outstanding, Basic	641	631	636	631
Weighted Average Common Shares Outstanding, Diluted	642	633	638	633

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$228	$118	$578	$443
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0-, $-0-, and $-0-)	2	—	1	(1)
Net deferred gain from cash flow hedges (net of tax of $1, $-0-, $1, and $-0-)	1	—	4	—
Total	3	—	5	(1)
Comprehensive income	231	118	583	442
Income allocated to preferred shareholders	—	12	—	24
Comprehensive income available to common shareholders	$231	$106	$583	$418

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($66 and $90 related to VIEs, respectively)	$66	$90
Investment in equity securities	477	541
Accounts receivable ($28 and $21 related to VIEs, respectively), less allowance for credit losses of $30 and $27, respectively	633	710
Accrued unbilled revenues ($2 and $2 related to VIEs, respectively), less allowance for credit losses of $2 and $2, respectively	336	516
Natural gas and coal inventory	133	197
Materials and supplies	569	573
Taxes receivable	186	94
Current assets held for sale	1,325	—
Regulatory assets	243	161
Prepaid expenses and other current assets ($13 and $15 related to VIEs, respectively)	112	145
Total current assets	4,080	3,027
Property, Plant and Equipment, net:
Property, plant and equipment	40,589	40,396
Less: accumulated depreciation and amortization	10,372	10,543
Property, plant and equipment, net	30,217	29,853
Other Assets:
Goodwill	3,943	4,160
Regulatory assets ($322 and $402 related to VIEs, respectively)	2,525	2,513
Other non-current assets	211	162
Total other assets	6,679	6,835
Total Assets	$40,976	$39,715

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2024	December 31, 2023
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$2	$4
Current portion of VIE Securitization Bonds long-term debt	94	178
Indexed debt, net	4	5
Current portion of other long-term debt	510	872
Indexed debt securities derivative	538	605
Accounts payable	1,057	917
Taxes accrued	211	291
Interest accrued	244	236
Dividends accrued	—	126
Customer deposits	95	111
Non-trading derivative liabilities	4	9
Current liabilities held for sale	218	—
Other current liabilities	433	510
Total current liabilities	3,410	3,864
Other Liabilities:
Deferred income taxes, net	4,324	4,079
Non-trading derivative liabilities	1	3
Benefit obligations	590	572
Regulatory liabilities	3,039	3,208
Other non-current liabilities	744	763
Total other liabilities	8,698	8,625
Long-term Debt, net:
VIE Securitization Bonds, net	314	320
Other long-term debt, net	18,200	17,239
Total long-term debt, net	18,514	17,559
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 641,953,090 shares and 631,225,829 shares outstanding, respectively	6	6
Additional paid-in capital	8,836	8,604
Retained earnings	1,542	1,092
Accumulated other comprehensive loss	(30)	(35)
Total shareholders’ equity	10,354	9,667
Total Liabilities and Shareholders’ Equity	$40,976	$39,715

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$578	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	749	668
Deferred income taxes	200	22
Loss on divestitures	—	12
Loss (gain) on equity securities	64	(7)
Loss (gain) on indexed debt securities	(67)	5
Pension contributions	(3)	(4)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	188	647
Inventory	52	142
Taxes receivable	(92)	2
Accounts payable	(83)	(403)
Net regulatory assets and liabilities	(366)	1,022
Other current assets and liabilities	(93)	(120)
Other non-current assets and liabilities	21	48
Other operating activities, net	(34)	5
Net cash provided by operating activities	1,114	2,482
Cash Flows from Investing Activities:
Capital expenditures	(1,657)	(2,259)
Proceeds from divestitures	—	145
Other investing activities, net	57	(40)
Net cash used in investing activities	(1,600)	(2,154)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(4)	(14)
Payments of commercial paper, net	(623)	(920)
Proceeds from long-term debt and term loans, net	1,596	3,675
Payments of long-term debt and term loans, including make-whole premiums	(463)	(2,613)
Payment of debt issuance costs	(12)	(28)
Payment of dividends on Common Stock	(254)	(240)
Payment of dividends on Preferred Stock	—	(24)
Proceeds from issuance of Common Stock, net	247	—
Other financing activities, net	(28)	(23)
Net cash provided by (used in) financing activities	459	(187)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(27)	141
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	109	91
Cash, Cash Equivalents and Restricted Cash at End of Period	$82	$232

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	—	$—	1	$790	—	$—	1	$790
Balance, end of period	—	—	1	790	—	—	1	790
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	633	6	631	6	631	6	630	6
Issuances of Common Stock	9	—	—	—	9	—	—	—
Issuances related to benefit and investment plans	—	—	—	—	2	—	1	—
Balance, end of period	642	6	631	6	642	6	631	6
Additional Paid-in-Capital
Balance, beginning of period		8,583		8,558		8,604		8,568
Issuances of Common Stock, net of issuance costs		244		—		247		—
Issuances related to benefit and investment plans		9		12		(15)		2
Balance, end of period		8,836		8,570		8,836		8,570
Retained Earnings
Balance, beginning of period		1,442		1,034		1,092		709
Net income		228		118		578		443
Common Stock dividends declared (see Note 18)		(128)		(120)		(128)		(120)
Balance, end of period		1,542		1,032		1,542		1,032
Accumulated Other Comprehensive Loss
Balance, beginning of period		(33)		(32)		(35)		(31)
Other comprehensive income (loss)		3		—		5		(1)
Balance, end of period		(30)		(32)		(30)		(32)
Total Shareholders’ Equity		$10,354		$10,366		$10,354		$10,366

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues	$1,044	$909	$1,945	$1,701
Expenses:
Operation and maintenance	456	401	893	781
Depreciation and amortization	210	186	409	345
Taxes other than income taxes	75	67	150	131
Total	741	654	1,452	1,257
Operating Income	303	255	493	444
Other Income (Expense):
Interest expense and other finance charges	(79)	(63)	(155)	(116)
Interest expense on Securitization Bonds	(1)	(2)	(2)	(4)
Other income, net	10	10	21	17
Total	(70)	(55)	(136)	(103)
Income Before Income Taxes	233	200	357	341
Income tax expense	46	42	71	75
Net Income	$187	$158	$286	$266

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($61 and $76 related to VIEs, respectively)	$61	$76
Accounts receivable ($26 and $19 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	370	295
Accounts and notes receivable–affiliated companies	298	251
Accrued unbilled revenues	172	142
Materials and supplies	415	409
Taxes receivable	—	38
Prepaid expenses and other current assets ($13 and $13 related to VIEs, respectively)	28	48
Total current assets	1,344	1,259
Property, Plant and Equipment, net:
Property, plant and equipment	20,448	19,515
Less: accumulated depreciation and amortization	4,573	4,469
Property, plant and equipment, net	15,875	15,046
Other Assets:
Regulatory assets ($-0- and $74 related to VIEs, respectively)	845	752
Other non-current assets	37	29
Total other assets	882	781
Total Assets	$18,101	$17,086

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2024	December 31, 2023
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$81	$161
Accounts payable	644	351
Accounts payable–affiliated companies	113	104
Taxes accrued	103	155
Interest accrued	114	99
Other current liabilities	122	111
Total current liabilities	1,177	981
Other Liabilities:
Deferred income taxes, net	1,437	1,406
Benefit obligations	40	32
Regulatory liabilities	961	1,025
Other non-current liabilities	92	107
Total other liabilities	2,530	2,570
Long-Term Debt, net	7,924	7,426
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	4,975	4,745
Retained earnings	1,495	1,364
Total member’s equity	6,470	6,109
Total Liabilities and Member’s Equity	$18,101	$17,086

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$286	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	409	345
Deferred income taxes	18	53
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(108)	(16)
Accounts receivable/payable–affiliated companies	11	(24)
Inventory	(6)	(8)
Accounts payable	39	(18)
Taxes receivable	38	—
Net regulatory assets and liabilities	(302)	(192)
Other current assets and liabilities	(20)	(21)
Other non-current assets and liabilities	(7)	39
Other operating activities, net	(8)	(9)
Net cash provided by operating activities	350	415
Cash Flows from Investing Activities:
Capital expenditures	(854)	(1,185)
Increase in notes receivable–affiliated companies	(49)	—
Other investing activities, net	51	(13)
Net cash used in investing activities	(852)	(1,198)
Cash Flows from Financing Activities:
Proceeds from long-term debt and term loan, net	498	898
Payments of long-term debt	(80)	(77)
Decrease in notes payable–affiliated companies	—	(532)
Dividend to parent	(155)	(160)
Contribution from parent	230	650
Payment of debt issuance costs	(4)	(9)
Other financing activities, net	(2)	(1)
Net cash provided by financing activities	487	769
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(15)	(14)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	89	88
Cash, Cash Equivalents and Restricted Cash at End of Period	$74	$74

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,975		4,510		4,745		3,860
Contribution from parent		—		—		230		650
Balance, end of period		4,975		4,510		4,975		4,510
Retained Earnings
Balance, beginning of period		1,427		1,195		1,364		1,138
Net income		187		158		286		266
Dividend to parent		(119)		(109)		(155)		(160)
Balance, end of period		1,495		1,244		1,495		1,244
Total Member’s Equity		$6,470		$5,754		$6,470		$5,754

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Utility revenues	$668	$733	$2,168	$2,440
Non-utility revenues	11	12	23	22
Total	679	745	2,191	2,462
Expenses:
Utility natural gas	182	260	906	1,258
Non-utility cost of revenues, including natural gas	—	—	1	1
Operation and maintenance	181	211	407	429
Depreciation and amortization	138	122	265	240
Taxes other than income taxes	61	59	125	128
Total	562	652	1,704	2,056
Operating Income	117	93	487	406
Other Income (Expense):
Interest expense and other finance charges	(58)	(45)	(107)	(87)
Other income, net	3	5	6	6
Total	(55)	(40)	(101)	(81)
Income Before Income Taxes	62	53	386	325
Income tax expense	15	10	75	70
Net Income	$47	$43	$311	$255

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income	$47	$43	$311	$255
Adjustment to pension and other postretirement plans (net of tax of, $-0-, $-0-, $-0- and $-0-)	—	—	(1)	(1)
Other comprehensive loss	—	—	(1)	(1)
Comprehensive income	$47	$43	$310	$254

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, less allowance for credit losses of $28 and $25, respectively	215	356
Accrued unbilled revenues, less allowance for credit losses of $1 and $1, respectively	117	329
Accounts and notes receivable–affiliated companies	104	43
Materials and supplies	103	107
Natural gas inventory	98	156
Taxes receivable	114	101
Current assets held for sale	1,230	—
Regulatory assets	240	161
Prepaid expenses and other current assets	28	55
Total current assets	2,250	1,309
Property, Plant and Equipment, net:
Property, plant and equipment	14,998	15,672
Less: accumulated depreciation and amortization	4,039	4,169
Property, plant and equipment, net	10,959	11,503
Other Assets:
Goodwill	1,461	1,583
Regulatory assets	768	850
Other non-current assets	89	51
Total other assets	2,318	2,484
Total Assets	$15,527	$15,296

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2024	December 31, 2023
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$2	$4
Current portion of long-term debt	10	—
Accounts payable	238	392
Accounts payable–affiliated companies	98	99
Taxes accrued	102	145
Interest accrued	69	70
Customer deposits	81	95
Non-trading derivative liabilities	3	8
Current liabilities held for sale	218	—
Other current liabilities	217	274
Total current liabilities	1,038	1,087
Other Liabilities:
Deferred income taxes, net	1,361	1,246
Non-trading derivative liabilities	1	3
Benefit obligations	73	74
Regulatory liabilities	1,802	1,882
Other non–current liabilities	445	455
Total other liabilities	3,682	3,660
Long-Term Debt, net	4,574	4,670
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,519	4,229
Retained earnings	1,699	1,634
Accumulated other comprehensive income	15	16
Total stockholder’s equity	6,233	5,879
Total Liabilities and Stockholder’s Equity	$15,527	$15,296

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$311	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	240
Deferred income taxes	92	22
Accounts receivable and unbilled revenues, net	285	644
Accounts receivable/payable–affiliated companies	9	(24)
Inventory	47	168
Taxes receivable	(13)	—
Accounts payable	(133)	(372)
Net regulatory assets and liabilities	(53)	1,198
Other current assets and liabilities	(36)	10
Other non-current assets and liabilities	12	7
Other operating activities, net	(31)	(1)
Net cash provided by operating activities	755	2,147
Cash Flows from Investing Activities:
Capital expenditures	(659)	(807)
Increase in notes receivable–affiliated companies	(71)	(417)
Other investing activities, net	25	(9)
Net cash used in investing activities	(705)	(1,233)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(4)	(14)
Payments of commercial paper, net	(484)	(805)
Proceeds from long-term debt and term loan, net	399	2,006
Payments of long-term debt and term loan	—	(2,275)
Dividends to parent	(246)	(311)
Payment of debt issuance costs	(3)	(13)
Contribution from parent	290	500
Other financing activities, net	(2)	(1)
Net cash used in financing activities	(50)	(913)
Net Increase in Cash, Cash Equivalents and Restricted Cash	—	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1	—
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$1

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,229		3,729		4,229		3,729
Contribution from parent		290		500		290		500
Balance, end of period		4,519		4,229		4,519		4,229
Retained Earnings
Balance, beginning of period		1,783		1,626		1,634		1,618
Net income		47		43		311		255
Dividend to parent		(131)		(107)		(246)		(311)
Balance, end of period		1,699		1,562		1,699		1,562
Accumulated Other Comprehensive Income
Balance, beginning of period		15		15		16		16
Other comprehensive loss		—		—		(1)		(1)
Balance, end of period		15		15		15		15
Total Stockholder’s Equity		$6,233		$5,806		$6,233		$5,806

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

Except as discussed in Note 11, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

Basis of Presentation. Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Registrants’ financial statements included in the Registrants’ combined 2023 Form 10-K. The Combined Notes to Interim Condensed Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated. The Interim Condensed Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

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

As of June 30, 2024, CenterPoint Energy’s operating subsidiaries were as follows:

•Houston Electric owns and operates electric transmission and distribution facilities in the Texas gulf coast area that includes the city of Houston;

•CERC Corp. (i) directly owns and operates natural gas distribution systems in Louisiana, Minnesota, Mississippi and Texas, (ii) indirectly, through Indiana Gas and CEOH, owns and operates natural gas distribution systems in Indiana and Ohio, respectively, and (iii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; and

•SIGECO provides energy delivery services to electric and natural gas customers located in and near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.

As of June 30, 2024, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

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

As of June 30, 2024, CenterPoint Energy, Houston Electric and SIGECO had VIEs including the Bond Companies and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or facilitating the securitization financing of qualified costs in the second quarter of 2023 associated with the completed retirement of SIGECO’s A.B. Brown coal generation facilities. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is the VIE’s primary beneficiary. For further information, see Note 6. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

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

The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the three and six months ended June 30, 2024. See Note 9 for further information about the allocation of goodwill to the businesses to be sold.

The assets and liabilities of the Louisiana and Mississippi natural gas LDC businesses classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, included the following:

	June 30, 2024
	CenterPoint Energy	CERC
	(in millions)
Receivables, net	$15	$15
Accrued unbilled revenues	11	11
Natural gas inventory	3	3
Materials and supplies	14	14
Property, plant and equipment, net	1,008	1,008
Goodwill	217	122
Regulatory assets	55	55
Other	2	2
Total current assets held for sale	$1,325	$1,230

Accounts payable	$20	$20
Customer deposits	14	14
Regulatory liabilities	92	92
Other	92	92
Total current liabilities held for sale	$218	$218

Although the Louisiana and Mississippi natural gas LDC businesses meet the held for sale criteria, their proposed disposals do not represent a strategic shift for CenterPoint Energy and CERC as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities associated with these transactions are not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income, as applicable, and the December 31, 2023 Condensed Consolidated Balance Sheets were not required to be recast for assets held for sale. Since the depreciation on the Louisiana and Mississippi natural gas LDC businesses assets will continue to be reflected in revenues through customer rates until the expected closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets once sold, CenterPoint Energy and CERC will continue to record depreciation on those assets through the expected closing of the transaction.

The pre-tax income for the Louisiana and Mississippi natural gas LDC businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Income Before Income Taxes	$3	$3	$44	$35

Divestiture of Energy Systems Group. On May 21, 2023, CenterPoint Energy, through its subsidiary Vectren Energy Services, entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023, and CenterPoint Energy received $154 million in cash, subject to finalization of the purchase price adjustment. Additionally, as of June 30, 2024, CenterPoint Energy had a payable of approximately $2 million to ESG Holdings Group for working capital and other adjustments set forth in the Equity Purchase Agreement.

In May 2023, certain assets and liabilities of Energy Systems Group met the held for sale criteria. The divestiture of Energy Systems Group reflects CenterPoint Energy’s continued strategic focus on its core utility businesses. The historical annual revenues, net income and total assets of Energy Systems Groups did not have a sufficient effect, quantitatively or qualitatively, on CenterPoint Energy’s financial results to be considered a strategic shift. Therefore, the income and expenses associated with Energy Systems Group were not reflected as discontinued operations on CenterPoint Energy’s Condensed Statements of Consolidated Income. Depreciation and amortization of long-lived assets ceased at the end of the quarter in which the held for sale criteria was met. Additionally, as a result of the completion of the sale of Energy Systems Group in June 2023, there were no assets or liabilities associated with Energy Systems Group classified as held for sale as of June 30, 2024. For a discussion of guarantees and product warranties related to Energy Systems Group prior to the sale, see Note 13(b).

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

The pre-tax loss for Energy Systems Group, excluding interest and corporate allocations, included in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(in millions)
Income (Loss) Before Income Taxes	$2	$(4)

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended June 30, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,207	$698	$1	$1,906
Other (1)	—	(3)	2	(1)
Total revenues	$1,207	$695	$3	$1,905

	Six Months Ended June 30, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$2,259	$2,239	$2	$4,500
Other (1)	(3)	26	2	25
Total revenues	$2,256	$2,265	$4	$4,525

	Three Months Ended June 30, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,040	$759	$73	$1,872
Other (1)	(3)	5	1	3
Total revenues	$1,037	$764	$74	$1,875

	Six Months Ended June 30, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,998	$2,511	$124	$4,633
Other (1)	(9)	28	2	21
Total revenues	$1,989	$2,539	$126	$4,654

(1)Primarily consists of income from ARPs and leases. Total lease income was $2 million and $2 million for the three months ended June 30, 2024 and 2023, respectively, and $4 million and $4 million for the six months ended June 30, 2024 and 2023, respectively.

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenue from contracts with customers	$1,049	$918	$1,959	$1,721
Other (1)	(5)	(9)	(14)	(20)
Total revenues	$1,044	$909	$1,945	$1,701

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and six months ended June 30, 2024 and 2023.

CERC

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenue from contracts with customers	$682	$737	$2,167	$2,437
Other (1)	(3)	8	24	25
Total revenues	$679	$745	$2,191	$2,462

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and six months ended June 30, 2024 and 2023.

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

The opening and closing balances of accounts receivable, accrued unbilled revenues and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2023	$652	$516	$2
Closing balance as of June 30, 2024	598	346	6
Increase (decrease)	$(54)	$(170)	$4

The amount of revenue recognized during the six months ended June 30, 2024 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2023	$275	$142	$2
Closing balance as of June 30, 2024	351	172	6
Increase	$76	$30	$4

The amount of revenue recognized during the six months ended June 30, 2024 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2023	$330	$329
Closing balance as of June 30, 2024	209	128
Decrease	$(121)	$(201)

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Service cost (1)	$6	$6	$12	$13
Interest cost (2)	18	19	37	38
Expected return on plan assets (2)	(18)	(19)	(37)	(38)
Amortization of net loss (2)	7	7	14	14
Net periodic cost	$13	$13	$26	$27

(1)Amounts presented in the table above are included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Amounts presented in the table above are included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	3	2	1	3	2	1
Expected return on plan assets (2)	(2)	(1)	—	(2)	(1)	—
Amortization of prior service credit (2)	—	(2)	—	(1)	(2)	—
Amortization of net loss (2)	(2)	(1)	—	(2)	(1)	—
Net periodic cost (benefit)	$—	$(2)	$1	$(1)	$(2)	$1

	Six Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	6	3	2	6	3	2
Expected return on plan assets (2)	(3)	(2)	—	(3)	(2)	—
Amortization of prior service cost (credit) (2)	(1)	(3)	1	(1)	(3)	1
Amortization of net loss (2)	(4)	(2)	(1)	(4)	(2)	(1)
Net periodic cost (benefit)	$(1)	$(4)	$2	$(1)	$(4)	$2
(1)Amounts presented in the tables above are included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)Amounts presented in the tables above are included in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected contribution to pension plans	$9	$—	$—
Expected contribution to postretirement benefit plans	8	1	4

The table below reflects the contributions made to the pension and postretirement benefit plans during the periods presented:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$1	$—	$—	$3	$—	$—
Postretirement benefit plans	2	—	2	4	—	3

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

	June 30, 2024			December 31, 2023
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Unrecognized equity return	$204	$61	$79	$204	$75	$69

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
(3)Represents CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacement expenditures in Texas and costs associated with investments in Indiana.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$12	$11	$—	$10	$9	$—

	Six Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$21	$19	$1	$18	$16	$1

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana, Louisiana and Texas, and continue to recover the natural gas cost in Minnesota. As of June 30, 2024, CenterPoint Energy and CERC have each recorded current regulatory assets of $66 million and non-current regulatory assets of $92 million associated with the February 2021 Winter Storm Event. As of December 31, 2023, CenterPoint Energy and CERC had each recorded current regulatory assets of $86 million and non-current regulatory assets of $130 million associated with the February 2021 Winter Storm Event.

On August 24, 2023, the LPSC staff issued an audit report which recommends some prospective process changes to the gas supply bid process and did not recommend any disallowance of February 2021 Winter Storm Event gas costs incurred in Louisiana. Recovery of such costs remains subject to LPSC approval. On December 19, 2023, the LPSC issued an order which accepted and approved the audit report.

As of both June 30, 2024 and December 31, 2023, as authorized by the PUCT, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, both CenterPoint Energy and Houston Electric recorded a regulatory asset of $18 million and $17 million as of June 30, 2024 and December 31, 2023, respectively, and have requested reimbursement of costs associated with the February 2021 Winter Storm Event in Houston Electric’s rate case.

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

May 2024 Storm Events

Houston Electric’s service territory experienced sudden and destructive severe weather events in May 2024 that included Hurricane-like winds and tornadoes. The May 2024 Storm Events caused significant damage to Houston Electric’s electric delivery system. Houston Electric currently estimates that total costs to restore the electric delivery facilities damaged as a result of the May 2024 Storm Events will be in the range of $425 million to $475 million based on currently available information. These preliminary estimates are subject to revision as certain restoration costs may continue through the end of 2024.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole-mounted equipment that comprise Houston Electric’s transmission and distribution system are not covered by property insurance. Houston Electric is deferring certain storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. However, neither the amount nor timing of the recovery is certain. As of June 30, 2024, Houston Electric recorded increases of $308 million in Property, plant and equipment and $70 million in Regulatory assets, for restoration costs incurred through June 30, 2024. Approximately $291 million of these costs are based on estimates and are included in Accounts payable as of June 30, 2024.

The ultimate recovery of costs is expected to be sought through the issuance and sale of non-recourse securitization bonds for distribution-related costs and the TCOS capital mechanism for transmission-related costs.

See Note 11 for further information regarding a term loan facility to fund certain costs related to the May 2024 Storm Events.

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

On April 5, 2023, Houston Electric made its second TEEEF filing requesting recovery of TEEEF related costs incurred through December 31, 2022. Houston Electric requested a new annual revenue requirement of approximately $188 million using 78 months to amortize the related deferred costs for proposed rates beginning September 2023, a net increase in TEEEF revenues of approximately $149 million. On August 28, 2023, the State Office of Administrative Hearings issued an Order setting interim rates to collect an annual revenue requirement at the filed amount. Interim rates became effective on September 1, 2023, subject to surcharge or refund if they differ from the final rates approved by the PUCT. An agreement in principle was reached which reduced the annual revenue requirement by approximately $35 million based on recovering the balance as of December 31, 2022 over a 102 month amortization period (instead of the 78 month period in the initial filing) and also allows for revised interim rates (to incorporate the agreement in principle and the initial interim rates that have been in place since September 1, 2023). The updated interim rates were implemented on December 15, 2023 and approved by the PUCT pursuant to its order issued on February 1, 2024 when the PUCT approved the agreement in principle.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of June 30, 2024. Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the on-going proceedings and has not recorded any impairments on its right of use assets in the year ended December 31, 2023 or the three and six months ended June 30, 2024. See Note 19 for further information.

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

The table below summarizes CenterPoint Energy’s and Houston Electric’s outstanding interest rate hedging activity:

	June 30, 2024	December 31, 2023
Hedging Classification	Notional Principal
	(in millions)
CenterPoint Energy:
Cash flow hedge (1) (2)	$—	$200
Houston Electric:
Cash flow hedge (2)	$—	$100
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

(b)Derivative Fair Values and Financial Statement Presentation

CenterPoint Energy and Houston Electric had no outstanding interest rate derivatives designated as cash flow hedges as of June 30, 2024. CenterPoint Energy’s interest rate derivatives designated as cash flow hedges were not material as of December 31, 2023 and were included in current Non-trading derivative liabilities on CenterPoint Energy’s Condensed Consolidated Balance Sheets. Houston Electric’s interest rate derivatives designated as cash flow hedges were not material as of December 31, 2023 and were included in Prepaid expenses and other current assets on Houston Electric’s Condensed Consolidated Balance Sheets.

The following tables provide a balance sheet overview of CenterPoint Energy’s derivative assets and liabilities as well as its offsetting of natural gas derivative activity in the periods presented:

		June 30, 2024		December 31, 2023
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
CenterPoint Energy:		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	$—	$4	$—	$9
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	1	—	3
Indexed debt securities derivative (2)	Current Liabilities	—	538	—	605
	Total	$—	$543	$—	$617
(1)As of June 30, 2024 and December 31, 2023, the notional volume of natural gas derivatives were 32,251 MMBtu per day and 27,421 MMBtu per day, respectively.
(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity and other payments to which they may be entitled. See Note 10 for further information.

	June 30, 2024			December 31, 2023
	Gross Amounts Recognized	Gross Amount Offset	Net Amount	Gross Amounts Recognized	Gross Amount Offset	Net Amount
CenterPoint Energy:	(in millions)
Assets
Current Assets: Non-trading derivative assets	$2	$(2)	$—	$—	$—	$—
Total Assets	$2	$(2)	$—	$—	$—	$—

Liabilities
Current Liabilities: Non-trading derivative liabilities	$6	$(2)	$4	$9	$—	$9
Other Liabilities: Non-trading derivative liabilities	1	—	1	3	—	3
Total Liabilities	$7	$(2)	$5	$12	$—	$12

The following tables provide a balance sheet overview of CERC’s derivative assets and liabilities as well as its offsetting of natural gas derivative activity in the periods presented:

		June 30, 2024		December 31, 2023
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
CERC:		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	$—	$3	$—	$8
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	1	—	3
	Total	$—	$4	$—	$11
(1)As of June 30, 2024 and December 31, 2023, the notional volume of natural gas derivatives were 27,644 MMBtu per day and 23,504 MMBtu per day, respectively.

	June 30, 2024			December 31, 2023
	Gross Amounts Recognized	Gross Amount Offset	Net Amount	Gross Amounts Recognized	Gross Amount Offset	Net Amount
CERC:	(in millions)
Assets
Current Assets: Non-trading derivative assets	$2	$(2)	$—	$—	$—	$—
Total Assets	$2	$(2)	$—	$—	$—	$—

Liabilities
Current Liabilities: Non-trading derivative liabilities	$5	$(2)	$3	$8	$—	$8
Other Liabilities: Non-trading derivative liabilities	1	—	1	3	—	3
Total Liabilities	$6	$(2)	$4	$11	$—	$11

The table below provides the related income statement impacts of derivative activity for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2024	2023	2024	2023
CenterPoint Energy:				(in millions)
Derivatives not designated as hedging instruments:
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$(18)	$34	$67	$(5)
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

	June 30, 2024		December 31, 2023
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$6	$5	$9	$8
Fair value of collateral already posted	—	—	—	—
Additional collateral required to be posted if credit risk contingent features triggered	6	5	9	8
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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$477	$—	$—	$477	$541	$—	$—	$541
Investments, including money market funds (1)	35	—	—	35	31	—	—	31
Total assets	$512	$—	$—	$512	$572	$—	$—	$572
Liabilities
Indexed debt securities derivative	$—	$538	$—	$538	$—	$605	$—	$605
Natural gas derivatives	—	5	—	5	—	12	—	12
Total liabilities	$—	$543	$—	$543	$—	$617	$—	$617

Houston Electric

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$20	$—	$—	$20	$14	$—	$—	$14
Total assets	$20	$—	$—	$20	$14	$—	$—	$14

CERC

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$15	$—	$—	$15	$15	$—	$—	$15
Total assets	$15	$—	$—	$15	$15	$—	$—	$15
Liabilities
Natural gas derivatives	$—	$4	$—	$4	$—	$11	$—	$11
Total liabilities	$—	$4	$—	$4	$—	$11	$—	$11
(1)Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Nonrecurring Basis

As a result of classifying the Louisiana and Mississippi natural gas LDC businesses as held for sale, CenterPoint Energy and CERC used a market approach consisting of contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine the fair value of the businesses classified as held for sale, which are Level 2 inputs. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification as held for sale during the three and six months ended June 30, 2024. See Note 3 for further information.

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

	June 30, 2024			December 31, 2023
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$19,118	$8,005	$4,584	$18,609	$7,587	$4,670
Fair value	17,750	6,961	4,413	17,804	6,917	4,627
(1)Includes Securitization Bonds, as applicable.

(9) Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment as of both June 30, 2024 and December 31, 2023 is as follows:

	December 31, 2023	Held For Sale	June 30, 2024
	(in millions)
Electric (1)	$936	$—	$936
Natural gas (2)	2,920	217	2,703
Corporate and other	304	—	304
Total	$4,160	$217	$3,943
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)If a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As a result, goodwill attributable to the Louisiana and Mississippi natural gas LDC businesses to be disposed of is classified as held for sale as of June 30, 2024. CenterPoint Energy has not recognized any goodwill impairments within the Natural Gas reportable segment during the six months ended June 30, 2024. For further information, see Note 3.

CERC’s goodwill as of both June 30, 2024 and December 31, 2023 is as follows:

	December 31, 2023	Held For Sale	June 30, 2024
	(in millions)
Goodwill (1)	$1,583	$122	$1,461
(1)In connection with the classification of the Louisiana and Mississippi natural gas LDC businesses as held for sale as of June 30, 2024 described above, goodwill attributable to CERC to be disposed of as part of the transaction is classified as held for sale as of June 30, 2024. CERC has not recognized any goodwill impairments during the six months ended June 30, 2024. For further information, see Note 3.

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

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (loss) on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
AT&T Common	$15	$(34)	$24	$(25)
Charter Common	7	9	(78)	25
WBD Common	(3)	(6)	(10)	8
Other	—	—	—	(1)
Total gains (losses) on equity securities, net	$19	$(31)	$(64)	$7

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

	Shares Held		Carrying Value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
			(in millions)
AT&T Common	10,212,945	10,212,945	$195	$171
Charter Common	872,503	872,503	261	339
WBD Common	2,470,685	2,470,685	18	28
Other			3	3
Total			$477	$541

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of June 30, 2024. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events.

CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	June 30, 2024	December 31, 2023
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of June 30, 2024, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $13 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses utilize third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2029. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Certain of these transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $2 million outstanding obligations related to the AMAs as of June 30, 2024 and $4 million as of December 31, 2023, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets.

Debt Issuance. In February 2024, Houston Electric issued $400 million aggregate principal amount of 5.15% general mortgage bonds due 2034. Total proceeds, net of discount, transaction expenses and fees, were approximately $395 million, which were used for general limited liability company purposes, including capital expenditures and working capital purposes.

In May 2024, CenterPoint Energy issued $700 million aggregate principal amount of 5.40% senior notes due 2029. Total proceeds, net of discount, transaction expenses and fees, were approximately $693 million, which were used for general corporate purposes, including the redemption of $350 million aggregate principal amount of CenterPoint’s outstanding floating rate senior notes due 2024, as further described below.

In June 2024, CERC issued $400 million aggregate principal amount of 5.40% senior notes due 2034. Total proceeds, net of discount, transaction expenses and fees, were approximately $396 million, which were used for general corporate purposes, including working capital purposes.

In June 2024, Houston Electric entered into a delayed draw term loan agreement pursuant to which the banks party thereto have committed to provide term loans in an aggregate principal amount of up to $300 million. The term loan agreement also permits Houston Electric to request additional commitments and/or additional loans, such additional commitments and/or loans not to exceed $200 million and subject to the satisfaction of certain customary conditions precedent. The borrowings under the term loan agreement bear interest at Houston Electric’s option, at a rate equal to either (i) Term SOFR (as defined in the term loan agreement), which includes an adjustment of 0.10% per annum plus a margin of 1.0%, or (ii) the Alternate Base Rate (as defined in the term loan agreement). On June 28, 2024, Houston Electric borrowed $100 million and intends to use the proceeds thereof for working capital to support liquidity needs from the May 2024 Storm Events and for general limited liability company purposes.

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

Upon conversion of the Convertible Notes, CenterPoint Energy will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at CenterPoint Energy’s election, in respect of the remainder, if any, of CenterPoint Energy’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion rate for the Convertible Notes is initially 27.1278 shares of Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $36.86 per share of Common Stock). The initial conversion price of the Convertible Notes represents a premium of approximately 25.0% over the last reported sale price of the Common Stock on the NYSE on August 1, 2023. Initially, a maximum of 33,909,700 shares of Common Stock may be issued upon conversion of the Convertible Notes based on the initial maximum conversion rate of 33.9097 shares of Common Stock per $1,000 principal amount of Convertible Notes. The conversion rate will be subject to adjustment in some events (as described in the Convertible Notes Indenture) but will not be adjusted for any accrued and unpaid interest.

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

In May 2024, CenterPoint Energy redeemed $350 million aggregate principal amount of its outstanding floating rate senior notes due 2024 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest thereon.

Credit Facilities. The Registrants had the following revolving credit facilities as of June 30, 2024:

Execution Date	Registrant	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2024 (2)	Termination Date
		(in millions)
December 6, 2022	CenterPoint Energy	$2,400	1.500%	65.0%	(3)	59.1%	December 6, 2027
December 6, 2022	CenterPoint Energy (4)	250	1.125%	65.0%		47.6%	December 6, 2027
December 6, 2022	Houston Electric	300	1.250%	67.5%	(3)	53.0%	December 6, 2027
December 6, 2022	CERC	1,050	1.125%	65.0%		38.5%	December 6, 2027
	Total	$4,000

(1)Based on credit ratings as of June 30, 2024.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of June 30, 2024.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	June 30, 2024				December 31, 2023
Registrant	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$—	$897	5.47%	$—	$—	$1,036	5.54%
CenterPoint Energy (1)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	1	—	—%	—	1	484	5.53%
Total	$—	$1	$897		$—	$1	$1,520

(1)This credit facility was issued by SIGECO.

(2)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities of up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility. Neither Houston Electric nor SIGECO has a commercial paper program.
Liens. As of June 30, 2024, Houston Electric’s assets were subject to liens securing approximately $8 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Houston Electric could issue approximately $4.9 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of June 30, 2024. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of June 30, 2024, SIGECO had approximately $825 million aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of June 30, 2024, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $926 million of additional first mortgage bonds could be issued on this basis.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
CenterPoint Energy (1)	13%	46%	16%	29%
Houston Electric (2)	20%	21%	20%	22%
CERC (3)	24%	20%	19%	22%

(1)CenterPoint Energy’s lower effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the absence of impacts associated with the sale of Energy Systems Group recorded in 2023 and a decrease in state income taxes. CenterPoint Energy’s lower effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the absence of impacts associated with the sale of Energy Systems Group recorded in 2023, a decrease in state income taxes, and the tax impacts of the state deferred remeasurement benefit of $25 million related to the Louisiana and Mississippi natural gas LDC businesses sale, which met the held for sale criteria in the first quarter of 2024 and is described further below, partially offset by the tax impacts of the valuation allowance of $21 million established against Louisiana and Mississippi NOLs, since those NOLs will not be utilized due to the Louisiana and Mississippi natural gas LDC businesses sale. See Note 3 for further details.
(2)Houston Electric’s lower effective tax rate for the three and six months ended June 30, 2024 compared to the same period ended June 30, 2023 was primarily driven by a decrease in state income taxes.
(3)CERC’s higher effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily driven by an increase in state income taxes. CERC’s lower effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by the tax impacts of the state deferred remeasurement benefit of $24 million associated with the Louisiana and Mississippi natural gas LDC businesses sale meeting the held for sale criteria in the first quarter of 2024. For tax purposes, when the held for sale criteria is met, the CERC and unitary state apportionment rates must be updated to account for the sale and applied to the estimated post-sale net deferred tax liability. This impact was partially offset by the tax impacts of a valuation allowance of $21 million against Louisiana and Mississippi NOLs, since those NOLs will not be utilized due to the Louisiana and Mississippi natural gas LDC businesses sale.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $30 million as of June 30, 2024. The Registrants believe that it is reasonably possible that the Registrants will recognize a $3 million tax benefit, including penalties and interest, in the next 12 months as a result of a lapse of statutes on the 2020 Indiana state return.

Tax Audits and Settlements. Tax years through 2022 have been audited and settled with the IRS for CenterPoint Energy. For tax years 2023-2024, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger 2014-2019 tax years have been audited and settled with the IRS.

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. These contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

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

On January 11, 2023, the IURC issued an order approving the settlement agreement granting Indiana Electric a CPCN to purchase and acquire the 130 MW Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project as well as approved the proposed levelized rate and associated ratemaking and accounting treatment. Due to inflationary pressures, the developer disclosed that costs exceeded the agreed upon levels in the BTA. After negotiations, Indiana Electric and the developer were not able to agree upon updated pricing. As a result, on February 27, 2024, Indiana Electric provided notice that it was exercising its right to terminate the BTA, which terminated all further obligations of Indiana Electric with respect to the project.

As of June 30, 2024, other than discussed below, minimum purchase obligations were approximately:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remaining six months of 2024	$314	$84	$60	$311
2025	613	459	53	609
2026	551	111	55	547
2027	474	105	10	471
2028	431	68	7	427
2029	417	66	1	414
2030 and beyond	1,446	701	242	1,424

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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimates the maximum exposure under these guarantees to be approximately $484 million as of June 30, 2024 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 related to its obligation under the outstanding guarantees.

(c)Legal, Environmental and Other Matters

Legal Matters

Litigation Related to Hurricane Beryl. Various federal, state and local governmental and regulatory agencies and other entities, such as the Texas Governor’s office, the Texas Legislature and the PUCT, have called for or are conducting inquiries and investigations into Hurricane Beryl and the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations, as well. There are significant uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to Houston Electric’s system, service territories, operations and/or regulatory treatment will result therefrom.

CenterPoint Energy and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. Three putative class actions have been filed against CenterPoint Energy in the District Courts of Harris County, Texas, on behalf of individuals or entities who claim losses due to power outages following Hurricane Beryl: (1) all restaurants in Harris County, Galveston County, and Montgomery County; (2) all residential customers; and (3) all health, wellness, medical and beauty facilities in Harris County. These putative classes assert claims and theories of negligence, gross negligence, nuisance, fraud, and/or violation of the Texas Deceptive Trade Practices Act, and each seeks damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. In addition, an individual action has been filed in Harris County District Court asserting claims of negligence, negligence per se and gross negligence against CenterPoint Energy and Houston Electric. The plaintiff in this action alleges personal injury from a power line and seeks damages in excess of $1 million. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the lawsuits. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, however, it is possible that the insurers could dispute coverage for some types of claims or damages that may be alleged by plaintiffs. CenterPoint Energy and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. For more information regarding Hurricane Beryl, see Note 20.

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

CenterPoint Energy, Utility Holding, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) have received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of June 30, 2024, there are approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. One of the lawsuits in the MDL is a putative class action on behalf of everyone who received electric power via the ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021. Additionally, Utility Holding is currently named as a defendant in one lawsuit in which CenterPoint Energy and Houston Electric are also named as defendants.

The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. The judge ruled that ERCOT has sovereign immunity as a governmental entity and dismissed the suits against it. In a subsequent opinion in an unrelated matter, the Texas Supreme Court held that ERCOT is entitled to sovereign immunity. This ruling will apply to claims against ERCOT in the MDL. The MDL judge also dismissed all claims against the natural gas defendants (which list of natural gas defendants incorrectly included Utility Holding) and the REP defendants and some causes of action against the other defendants. CenterPoint Energy expects that the claims against Utility Holding will ultimately be dismissed in light of the judge’s initial rulings. As to the TDU and generator defendants, the judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants asked the courts of appeals to overturn. On April 2, 2024, a three-judge panel of the Court of Appeals for the Fourteenth District of Texas issued an opinion in the TDU mandamus proceeding, granting in part and denying in part the TDUs’ mandamus request. In its opinion, the panel granted the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ claims for negligence and negligent and strict liability nuisance and ordered those claims be dismissed. The panel denied the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ gross negligence and intentional nuisance claims. On May 22, 2024, the TDUs filed a mandamus petition with the Supreme Court of Texas, seeking dismissal of the remaining claims. On June 28, 2024, the Supreme Court of Texas requested a response from the plaintiffs to the mandamus petition, and the plaintiffs filed their response on July 26, 2024. In the generator mandamus proceeding pending in the Court of Appeals for the First District of Texas, the plaintiffs have asked the entire First Court of Appeals to rehear the panel’s decision granting the generators’ mandamus request. The MDL judge is allowing defendants (including Houston Electric) to file several additional motions on preliminary legal issues, and otherwise the cases remain stayed. CenterPoint Energy, Utility Holding, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

In February 2023, twelve lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as a defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CES). One lawsuit filed in Harris County is a putative class action on behalf of two classes of electric and natural gas customers (those who experienced a loss of electricity and/or natural gas, and those who were charged securitization-related surcharges on a utility bill or were otherwise charged higher rates for electricity and/or gas during the February 2021 Winter Storm Event), potentially including millions of class members. Two other lawsuits (one filed in Harris County and one in Tom Green County) are brought by an entity that purports to be an assignee of claims by tens of thousands of persons and entities that have assigned claims to the plaintiff. These, and nine other similar lawsuits filed in Harris County, generally allege that the defendants engaged in gas market manipulation and price gouging, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event, Winter Storm Elliott, and other severe weather conditions, and through financial market manipulation. Plaintiffs allege that this manipulation impacted gas supply and prices as well as the market, supply, and price of electricity in Texas and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment, and allege a broad array of injuries and damages, including personal injury, property damage, and harm from certain costs being securitized and passed on to ratepayers. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, statutory, consequential, economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. As of June 30, 2024, most of the lawsuits have not been served, but the three cases in which defendants were served were tagged for transfer to the existing MDL proceeding referenced above. On February 2, 2024, CERC filed pleas to the jurisdiction in the three cases in which it was served; CERC also partially joined the other defendants’ motions to dismiss and additional pleas to the jurisdiction. On April 2, 2024, plaintiffs in the three served cases filed amended petitions rather than responding to pleas to the jurisdiction and motions to dismiss. Among other changes, plaintiffs in these three cases dismissed CES, but maintained the same three causes of action as to the remaining defendants. CERC has vigorously defended itself against the claims raised, including filing updated pleas to the jurisdiction on May 17, 2024 in response to plaintiffs’ amended petitions – and will continue to do so. The nine other similar lawsuits filed in Harris County have also been tagged for transfer to the MDL proceeding, but the defendants, including CERC, have not been served. These gas market cases are in addition to the 220 cases noted above regarding electric market issues.

To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the numerosity of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. As CenterPoint Energy previously noted, given the nature of certain of the plaintiffs’ allegations, insurance coverage may not be available other than for third party bodily injury and property damage claims caused by an accident, and one of CenterPoint Energy’s insurers has reserved its rights with respect to coverage for plaintiffs’ intentional nuisance claims as well as plaintiffs’ claims in the gas market cases. CenterPoint Energy and its subsidiaries intend to continue to pursue all available insurance coverage for all of these matters.

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 only by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in Louisiana from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the district courts’ consideration of various motions to remand and multiple appeals of remand orders. Recently, several cases involving other parishes that had been remanded to Louisiana state court have begun to resume proceedings in state court. However, as of June 30, 2024, the federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants.

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

	June 30, 2024
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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized its CCR Rule, which regulates ash as non-hazardous material under the RCRA. The final rule allows beneficial reuse of ash, and a portion of the ash generated by Indiana Electric’s generating plants will continue to be reused. In July 2018, the EPA released its final CCR Rule Phase I Reconsideration which extended the deadline to October 31, 2020 for ceasing placement of ash in ponds that exceed groundwater protections standards or that fail to meet location restrictions. In August 2019, the EPA proposed additional “Part A” amendments to its CCR Rule with respect to beneficial reuse of ash and other materials. The Part A amendments were finalized in August 2020 and extended the deadline to cease placement of ash in ponds to April 11, 2021, discussed further below. The Part A amendments do not restrict Indiana Electric’s current beneficial reuse of its fly ash.

Indiana Electric has three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. The ground water studies were necessary to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place. Groundwater monitoring indicates potential groundwater impacts very close to Indiana Electric’s ash impoundments, and further analysis is ongoing. The CCR Rule required companies to complete location restriction determinations by October 18, 2018. Indiana Electric completed its evaluation and determined that one F.B. Culley pond (Culley East) and the A.B. Brown pond fail the aquifer placement location restriction. As a result of this failure, Indiana Electric was required to cease disposal of new ash in the ponds and commence closure of the ponds by April 11, 2021, unless approved for an extension. CenterPoint Energy filed timely extension requests available under the CCR Rule that would allow Indiana Electric to continue to use the ponds through October 15, 2023. On October 5, 2022, the EPA issued a proposed conditional approval of the Part A extension request for the A.B. Brown pond. Both the Culley East and A.B. Brown facilities have been taken out of service in a timely manner per the commitments made to the EPA in the extension requests filed for both ponds. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

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

As of June 30, 2024, CenterPoint Energy has recorded an approximate $118 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

On May 18, 2023, the EPA issued a proposed revision to the CCR Rule that could potentially expand the scope of units regulated under the federal CCR Rule (CCR Legacy Rule). The CCR Legacy Rule seeks to include legacy CCR surface impoundments (inactive surface impoundments at inactive generating facilities) as well as new “CCR management units” at active or inactive facilities otherwise subject to federal CCR regulations. On April 25, 2024, the EPA released its final Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals from Electric Utilities; Legacy CCR Surface Impoundments rule, which was published in the federal register in May 2024. The CCR Legacy Rule requires companies to investigate previously closed impoundments that were used historically for ash disposal or locations which have had ash placed on them in amounts set forth in the CCR Legacy Rule. The Registrants have completed their preliminary review of potential sites that will require further investigation under the CCR Legacy Rule and identified three sites in Indiana for further evaluation. These site investigations are necessary to confirm whether ash is still present, and in what quantity, in order to assess whether Indiana Electric has potential liability for closure and remediation of the sites under the CCR Legacy Rule. If a site or sites are determined to require remediation under the CCR Legacy Rule, Indiana Electric may be required to remove and dispose of ash and, if necessary, undertake groundwater corrective action. As of June 30, 2024, based on the investigations performed to date, no liability was recorded at Indiana Electric.

Clean Water Act Permitting of Groundwater and Power Plant Discharges. In April 2020, the U.S. Supreme Court issued an opinion providing that indirect discharges via groundwater or other non-point sources are subject to permitting and liability under the Clean Water Act when they are the functional equivalent of a direct discharge. On November 27, 2023, the EPA published draft guidance regarding the application of the “functional equivalent” analysis as related to permitting of certain discharges through groundwater to surface waters. The Registrants do not currently anticipate impacts from this guidance, but groundwater monitoring continues under the CCR Rule.

In 2015, the EPA finalized revisions to the existing steam electric wastewater discharge standards which set more stringent wastewater discharge limits and effectively prohibited further wet disposal of coal ash in ash ponds. In February 2019, the IURC approved Indiana Electric’s Effluent Limitation Guidelines Compliance Plan for its F.B. Culley Generating Station, which was completed in compliance with the requirements of the Effluent Limitation Guidelines. On April 25, 2024, the EPA released its final Supplemental Effluent Limitation Guidelines and Standards for the Steam Electric Generating Point Source Category. The Registrants currently anticipate that they will be in compliance with the Supplemental ELG Guidelines at the Culley facility due to previous wastewater treatment upgrades.

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

Diluted earnings per common share will also reflect the dilutive effect of potential common shares from the conversion of the Convertible Notes. Convertible debt in which the principal amount must be settled in cash is excluded from the calculation of diluted earnings per common share. There would be no interest expense adjustment to the numerator for the cash-settled portion of the Convertible Notes because that portion will always be settled in cash. The conversion spread value in shares will be included in diluted earnings per common share using the if-converted method if the convertible debt is in the money. The denominator of diluted earnings per common share is determined by dividing the conversion spread value of the share-settled portion of the Convertible Notes as of the reporting date by the average share price over the reporting period. For the three and six months ended June 30, 2024, the convertible debt was not in the money; therefore, no incremental shares were assumed converted or included in the diluted earnings per share calculation below. For further details about the Convertible Notes, see Note 11.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share and share amounts)
Numerator:
Net income	$228	$118	$578	$443
Less: Preferred stock dividend requirement (Note 18)	—	12	—	24
Income available to common shareholders – basic and diluted	$228	$106	$578	$419
Denominator:
Weighted average common shares outstanding – basic	640,754,000	631,057,000	636,491,000	630,685,000
Plus: Incremental shares from assumed conversions:
Restricted stock	1,062,000	1,948,000	1,402,000	2,345,000
Weighted average common shares outstanding – diluted	641,816,000	633,005,000	637,893,000	633,030,000

Earnings Per Common Share:
Basic Earnings Per Common Share	$0.36	$0.17	$0.91	$0.66
Diluted Earnings Per Common Share	$0.36	$0.17	$0.91	$0.66

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

As of June 30, 2024, reportable segments by Registrant were as follows:

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

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended June 30,
	2024		2023
	Revenues from External Customers	Net Income (Loss)	Revenues from External Customers	Net Income (Loss)
	(in millions)
Electric	$1,207	$215	$1,037	$180
Natural Gas	695	47	764	35
Corporate and Other	3	(34)	74	(97)
Consolidated	$1,905	$228	$1,875	$118

	Six Months Ended June 30,
	2024		2023
	Revenues from External Customers	Net Income (Loss)	Revenues from External Customers	Net Income (Loss)
	(in millions)
Electric	$2,256	$336	$1,989	$303
Natural Gas	2,265	330	2,539	269
Corporate and Other	4	(88)	126	(129)
Consolidated	$4,525	$578	$4,654	$443

	Total Assets
	June 30, 2024	December 31, 2023
	(in millions)
Electric	$22,176	$21,089
Natural Gas	17,669	17,429
Corporate and Other, net of eliminations (1)	1,131	1,197
Consolidated	$40,976	$39,715

(1)Total assets included pension and other postemployment-related regulatory assets of $374 million and $385 million as of June 30, 2024 and December 31, 2023, respectively.

Houston Electric

Houston Electric consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

CERC

CERC consists of a single reportable segment; therefore, a tabular reportable segment presentation has not been included.

(16) Supplemental Disclosure of Cash Flow and Balance Sheet Information

Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$404	$142	$111	$317	$128	$82
Income tax payments (refunds), net	(4)	25	6	154	1	34
Non-cash transactions:
Accounts payable related to capital expenditures	517	432	89	297	164	133
ROU assets obtained in exchange for lease liabilities (1)	5	—	—	3	1	—

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	June 30, 2024			December 31, 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$66	$61	$1	$90	$76	$1
Restricted cash included in Prepaid expenses and other current assets (2)	16	13	—	19	13	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$82	$74	$1	$109	$89	$1

(1)Cash and cash equivalents related to VIEs as of June 30, 2024 and December 31, 2023 included $66 million and $90 million, respectively, at CenterPoint Energy and $61 million and $76 million, respectively, at Houston Electric.
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

Supplemental Disclosure of Balance Sheet Information

Included in other current liabilities on CERC’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 was $76 million and $118 million, respectively, of credits related to customers on budget billing programs. Included in other current liabilities on Houston Electric’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 was $68 million and $47 million, respectively, of accrued contributions in aid of construction.

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

The table below summarizes CenterPoint Energy money pool activity:

	June 30, 2024		December 31, 2023
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments, net (1)	$287	$72	$238	$1
Weighted average interest rate	5.54%	5.54%	5.59%	5.59%

(1)Included in Accounts and notes receivable–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets, as applicable.

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

Amounts charged for these services were as follows and are included primarily in Operation and maintenance expenses on the Condensed Statements of Consolidated Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$44	$55	$40	$56	$79	$106	$75	$106
Net affiliate service charges (billings)	(2)	2	(3)	3	(3)	3	(6)	6

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$119	$131	$109	$107	$155	$246	$160	$311
Cash contribution from parent	—	290	—	500	230	290	650	500

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared and paid dividends on its Common Stock as follows during the periods indicated below:

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Common Stock	$0.200	$0.190	$0.200	$0.190	$0.200	$0.190	$0.400	$0.380
Series A Preferred Stock (1)	—	—	—	—	—	—	—	30.625

(1)All of the outstanding shares of Series A Preferred Stock were redeemed during September 2023 as further described below.

Equity Distribution Agreement (CenterPoint Energy)

On January 10, 2024, CenterPoint Energy entered into an Equity Distribution Agreement with certain financial institutions with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $500 million. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. CenterPoint Energy may also enter into one or more forward sales agreements pursuant to master forward confirmations. The offer and sale of Common Stock under the Equity Distribution Agreement will terminate upon the earliest of (1) the sale of all Common Stock subject to the Equity Distribution Agreement, (2) termination of the Equity Distribution Agreement, or (3) May 17, 2026. During the three months ended June 30, 2024, CenterPoint Energy issued 8,657,443 shares of Common Stock through the ATM Managers under the Equity Distribution Agreement, representing aggregate cash proceeds of $244 million, which is net of compensation paid by CenterPoint Energy to the ATM Managers of $2 million. During the six months ended June 30, 2024, CenterPoint Energy issued 8,790,848 shares of Common Stock through the ATM Managers under the Equity Distribution Agreement, representing aggregate cash proceeds of $247 million, which is net of compensation paid by CenterPoint Energy to the ATM Managers of $2 million. As of June 30, 2024, CenterPoint Energy had not entered into any forward sale agreements under the at-the-market program. Additionally, as of June 30, 2024, CenterPoint Energy had $250 million of remaining capacity available under the program.

Income Allocated to Series A Preferred Shareholders (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Series A Preferred Stock (1)	$—	$12	$—	$24
Total income allocated to preferred shareholders	$—	$12	$—	$24

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2024		2023
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(33)	$15	$(32)	$15
Other comprehensive income before reclassifications:
Net deferred gain from cash flow hedges	1	—	—	—
Prior service cost (1)	2	—	—	—
Other comprehensive income	3	—	—	—
Ending Balance	$(30)	$15	$(32)	$15

	Six Months Ended June 30,
	2024		2023
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(35)	$16	$(31)	$16
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(2)	—	—	—
Net deferred gain from cash flow hedges	4	—	—	—
Prior service cost (1)	2	—	(1)	(1)
Actuarial losses (1)	1	(1)	—	—
Other comprehensive income (loss)	5	(1)	(1)	(1)
Ending Balance	$(30)	$15	$(32)	$15
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(19) Leases

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for mobile generation. The short-term lease agreement allowed Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. At such time, the short-term lease agreement expired and all mobile generation assets were leased under the long-term lease agreement. Per Houston Electric’s short-term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated

Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $95 million and $100 million as of June 30, 2024 and December 31, 2023, respectively.

The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of June 30, 2024 and December 31, 2023 and relates to removal costs that will be incurred at the end of the lease term. As of June 30, 2024, Houston Electric has secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $88 million. The $88 million prepayment is being held in an escrow account, not controlled by Houston Electric, and the funds will be released when a first lien can be secured for Houston Electric. Expenses associated with the long-term lease, including depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $139 million and $124 million as of June 30, 2024 and December 31, 2023, respectively. The long-term lease agreement contains a termination clause that can be exercised in the event of material adverse regulatory actions. If the right to terminate is elected, subject to the satisfaction of certain conditions, 75% of Houston Electric’s prepaid lease costs that are attributable to the period from the effective date of termination to the end of the lease term would be refunded. In December 2022, the long-term lease agreement was amended to include a disallowance reimbursement clause that can be exercised in the event that any regulatory proceeding or settlement agreement results in a disallowance of Houston Electric’s recovery of deferred costs under either the long-term lease agreement, short-term lease agreement or any other quantifiable adverse financial impact to Houston Electric. The disallowance reimbursement clause expired on December 31, 2023 and Houston Electric can no longer seek relief in the event of an unfavorable regulatory ruling. For further discussion of the regulatory impacts, see Note 6.

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

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$1	$1	$1	$1	$—	$1
Short-term lease cost	6	5	—	13	14	—
Total lease cost (1)	$7	$6	$1	$14	$14	$1

	Six Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$2	$2	$1	$3	$1	$1
Short-term lease cost	8	7	—	13	13	—
Total lease cost (1)	$10	$9	$1	$16	$14	$1

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than to Depreciation and Amortization in the Condensed Statements of Consolidated Income.

The components of lease income were as follows:

	Three Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$1	$—	$1	$1	$—	$1
Variable lease income	1	—	—	—	—	—
Total lease income	$2	$—	$1	$1	$—	$1

	Six Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$3	$—	$2	$3	$—	$2
Variable lease income	1	—	—	1	—	—
Total lease income	$4	$—	$2	$4	$—	$2

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024			December 31, 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$17	$6	$4	$13	$6	$4
Finance ROU assets (2)	478	478	—	526	526	—
Total leased assets	$495	$484	$4	$539	$532	$4
Liabilities:
Current operating lease liability (3)	$3	$1	$1	$3	$1	$1
Non-current operating lease liability (4)	14	4	3	10	5	3
Total leased liabilities (5)	$17	$5	$4	$13	$6	$4

Weighted-average remaining lease term (in years) - operating leases	11.6	3.4	3.4	4.7	3.9	3.1
Weighted-average discount rate - operating leases	4.49%	4.11%	3.95%	4.13%	4.09%	3.60%
Weighted-average remaining lease term (in years) - finance leases	5	5	—	5.5	5.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	3.60%	3.60%	—

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
(3)Reported within Current other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(5)Finance lease liabilities were not significant as of June 30, 2024 or December 31, 2023 and are reported within Other long-term debt in the Registrants’ respective Condensed Consolidated Balance Sheets when applicable.

As of June 30, 2024, finance lease liabilities were not significant to the Registrants. As of June 30, 2024, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2024	$2	$1	$1
2025	4	2	2
2026	4	1	1
2027	2	1	—
2028	1	—	—
2029	10	—	—
2030 and beyond	1	—	—
Total lease payments	24	5	4
Less: Interest	7	—	—
Present value of lease liabilities	$17	$5	$4

As of June 30, 2024, future minimum finance lease payments to be received were not significant to the Registrants. As of June 30, 2024, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2024	$3	$—	$2
2025	6	1	4
2026	7	—	5
2027	7	—	5
2028	7	—	5
2029	7	—	6
2030 and beyond	158	—	156
Total lease payments to be received	$195	$1	$183

Other information related to leases is as follows:

	Six Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$2	$1	$1	$3	$1	$1

See Note 16 for information on ROU assets obtained in exchange for operating lease liabilities.

(20) Subsequent Events (CenterPoint Energy and Houston Electric)

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in Texas, bringing sustained winds, storm surges and torrential rain into Houston Electric’s service territory. Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system. Houston Electric currently estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Beryl will be in the range of $1.2 billion to $1.3 billion based on currently available information. These preliminary estimates are subject to revision as certain restoration costs may continue through the end of 2024.

The ultimate recovery of costs relating to Hurricane Beryl is expected to be sought through the issuance and sale of non-recourse securitization bonds for distribution-related costs. However, neither the amount nor timing of the recovery is certain.

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

RECENT EVENTS

May 2024 Storm Events and Hurricane Beryl. Houston Electric’s service territory experienced sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes. Subsequently, on July 8, 2024, Hurricane Beryl made landfall in Texas, bringing sustained winds, storm surges and torrential rain into Houston Electric’s service territory. The May 2024 Storm Events and Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system and resulted in electric service interruptions peaking at an estimated 922,000 customers and an estimated 2.26 million customers, respectively.

Houston Electric implemented its emergency operations plan’s processes and procedures to respond to these events, including establishing an incident command center and calling for mutual assistance from other utilities, among other measures. Throughout these weather events, Houston Electric remained in contact with its regulators and stakeholders, including federal, state and local officials, as well as the PUCT and ERCOT.

The Governor of Texas issued a disaster declaration on April 30, 2024 to address severe storms and flooding and subsequently amended it to include the May 2024 Storm Events. President Biden also approved major disaster declarations for Texas counties impacted by severe weather and flooding events that began April 26, 2024, including the May 2024 Storm Events. On July 5, 2024, a state disaster declaration was issued based on the threat posed by Hurricane Beryl, and on July 6, 2024 was amended to add additional counties to the disaster area. Subsequently, a federal emergency disaster declaration through the Federal Emergency Management Agency to cover certain costs associated with Hurricane Beryl was also issued.

Houston Electric currently estimates that total costs to restore the electric delivery facilities damaged as a result of the May 2024 Storm Events and Hurricane Beryl will be in the range of $425 million to $475 million and $1.2 billion to $1.3 billion, respectively, based on currently available information. These preliminary estimates are subject to revision as certain restoration costs may continue through the end of 2024. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole-mounted equipment that comprise Houston Electric’s transmission and distribution system are not covered by property insurance.

The ultimate recovery of costs relating to the May 2024 Storm Events and Hurricane Beryl is expected to be sought through the issuance and sale of non-recourse securitization bonds for distribution-related costs and the TCOS capital mechanism for transmission-related costs, as applicable. However, neither the amount nor timing of the recovery is certain. Assuming such securitization bonds are issued, Houston Electric would seek to recover the amount of the May 2024 Storm Events and Hurricane Beryl storm restoration costs approved by the PUCT out of the net proceeds from the securitization bond offering, with the debt service and other financing costs of the securitization bonds being paid over the term of the securitization bonds through a storm restoration charge imposed on Houston Electric’s customers.

Various governmental and regulatory agencies and other entities have called for or are conducting inquiries and investigations into Hurricane Beryl and the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues. Agencies and entities that may conduct or are conducting such inquiries, investigations and other reviews include the Texas Governor’s office, the Texas Legislature and the PUCT. There are significant uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to Houston Electric’s system, service territories, operations and/or regulatory treatment will result therefrom.

Houston Electric announced an initial hurricane preparedness and response action plan to the PUCT on July 25, 2024 to enhance the resiliency of the electric system through various investments. Through this plan, Houston Electric additionally plans to work to improve customer communications, as well as strengthen the effectiveness of its emergency response, among other things.

For more information regarding regulatory impacts and the term loan facility to fund certain costs related to the May 2024 Storm Events and litigation related to Hurricane Beryl, see Notes 6, 11 and 13 to the Interim Condensed Financial Statements and “—Liquidity and Capital Resources” below.

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

Income available to common shareholders for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions)
Electric	$215	$180	$35	$336	$303	$33
Natural Gas	47	35	12	330	269	61
Total Utility Operations	262	215	47	666	572	94
Corporate & Other (1)	(34)	(109)	75	(88)	(153)	65
Total CenterPoint Energy	$228	$106	$122	$578	$419	$159

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

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Income available to common shareholders increased $122 million primarily due to the following items:

•an increase in income available to common shareholders of $35 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $12 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in income available to common shareholders of $75 million for Corporate and Other, primarily due to $12 million of income allocated to holders of Series A Preferred Stock in the second quarter of 2023 prior to the redemption of all outstanding shares of Series A Preferred Stock in September 2023 as discussed in Note 18 to the Interim Condensed Financial statements, a loss on sale of $12 million and current tax expense of $33 million related to divestiture of Energy Systems Group recorded during the three months ended June 30, 2023 further discussed in Note 3 to the Interim Condensed Financial Statements, as well as $19 million due to remeasurement of deferred income tax balances recorded during the three months ended June 30, 2023. The increase is partially offset by $12 million increase in borrowing costs.

Six months ended June 30, 2024 compared to three months ended June 30, 2023

Income available to common shareholders increased $159 million primarily due to the following items:

•an increase in income available to common shareholders of $33 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $61 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in income available to common shareholders of $65 million for Corporate and Other, primarily due to $24 million of income allocated to holders of Series A Preferred Stock in the six months ended June 30, 2023 prior to the redemption of all outstanding shares of Series A Preferred Stock in September 2023 as discussed in Note 18 to the Interim Condensed Financial statements, a loss on sale of $12 million and current tax expense of $33 million related to divestiture of Energy Systems Group recorded in the six months ended June 30, 2023 further discussed in Note 3 to the Interim Condensed Financial Statements, as well as $19 million due to remeasurement of deferred income tax balances recorded during the six months ended June 30, 2023. The increase is partially offset by $30 million increase in borrowing costs.

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

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,207	$1,037	$170	$2,256	$1,989	$267
Expenses:
Utility natural gas, fuel and purchased power	50	19	(31)	93	79	(14)
Operation and maintenance	497	450	(47)	972	876	(96)
Depreciation and amortization	237	218	(19)	463	409	(54)
Taxes other than income taxes	77	68	(9)	155	135	(20)
Total expenses	861	755	(106)	1,683	1,499	(184)
Operating Income	346	282	64	573	490	83
Other Income (Expense):
Interest expense and other finance charges	(97)	(71)	(26)	(188)	(132)	(56)
Other income, net	13	14	(1)	29	26	3
Income Before Income Taxes	262	225	37	414	384	30
Income tax expense	47	45	(2)	78	81	3
Net Income	$215	$180	$35	$336	$303	$33
Throughput (in GWh):
Residential	9,450	9,036	5%	15,412	15,004	3%
Total	29,034	28,009	4%	52,097	49,765	5%
Weather (percentage of normal weather for service area):
Cooling degree days	118%	105%	13%	116%	109%	7%
Heating degree days	15%	78%	(63)%	89%	86%	3%
Number of metered customers at end of period:
Residential	2,620,284	2,561,331	2%	2,620,284	2,561,331	2%
Total	2,950,593	2,887,492	2%	2,950,593	2,887,492	2%

The following table provides variance explanations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as well as for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 by major income statement caption for CenterPoint Energy’s Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$60	$115
Customer rates and the impact of the change in rate design	47	89
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	31	14
Weather, efficiency improvements and other usage impacts	14	12
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	10	18
Customer growth	7	13
Miscellaneous revenues, including service connections and off-system sales	4	6
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	1	2
Energy efficiency, and other pass-through, offset in operation and maintenance below	(4)	(2)
Total	$170	$267
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$(48)	$(46)
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	17	32
Total	$(31)	$(14)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(34)	$(62)
All other operation and maintenance expense, including materials and supplies and insurance	(9)	(18)
Labor and benefits	(7)	(16)
Corporate support services	(5)	(5)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(1)	(1)
Energy efficiency, and other pass-through, offset in revenues above	4	2
Contract services	5	4
Total	$(47)	$(96)
Depreciation and amortization
Ongoing additions to plant-in-service	$(12)	$(42)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(7)	(12)
Total	$(19)	$(54)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$(6)	$(14)
Franchise fees and other taxes	(3)	(6)
Total	$(9)	$(20)
Interest expense and other finance charges
Changes in outstanding debt	$(14)	$(32)
Other, primarily AFUDC and impacts of regulatory deferrals	(9)	(18)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(3)	(6)
Total	$(26)	$(56)
Other income, net
Other income, including AFUDC - Equity	$(2)	$2
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	1	1
Total	$(1)	$3
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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$695	$764	$(69)	$2,265	$2,539	$(274)
Expenses:
Utility natural gas and fuel	183	261	78	927	1,279	352
Non-utility cost of revenues, including natural gas	—	—	—	1	1	—
Operation and maintenance	189	222	33	423	450	27
Depreciation and amortization	142	128	(14)	274	250	(24)
Taxes other than income taxes	61	59	(2)	126	129	3
Total expenses	575	670	95	1,751	2,109	358
Operating Income	120	94	26	514	430	84
Other Income (Expense):
Interest expense and other finance charges	(61)	(48)	(13)	(112)	(92)	(20)
Other income, net	4	4	—	7	6	1
Income Before Income Taxes	63	50	13	409	344	65
Income tax expense	16	15	(1)	79	75	(4)
Net Income	$47	$35	$12	$330	$269	$61
Throughput (in Bcf):
Residential	18	28	(36)%	92	124	(26)%
Commercial and Industrial	72	91	(21)%	173	224	(23)%
Total	90	119	(24)%	265	348	(24)%
Weather (percentage of 10-year average for service area):
Heating degree days	64%	88%	(24)%	80%	88%	(8)%
Number of metered customers at end of period:
Residential	4,022,435	3,965,118	1%	4,022,435	3,965,118	1%
Commercial and Industrial	301,318	299,213	1%	301,318	299,213	1%
Total	4,323,753	4,264,331	1%	4,323,753	4,264,331	1%

The following table provides variance explanations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as well as for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 by major income statement caption for CenterPoint Energy’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$(78)	$(352)
Energy efficiency and other pass-through, offset in operation and maintenance below	(10)	(20)
Gross receipts tax, offset in taxes other than income taxes below	(1)	(4)
Non-volumetric and miscellaneous revenue	(5)	—
Weather and usage	(16)	2
Customer growth	4	8
Non-utility revenues	3	9
Customer rates	34	83
Total	$(69)	$(274)
Utility natural gas and fuel
Cost of natural gas, offset in revenues above	$78	$352
Total	$78	$352
Operation and maintenance
Energy efficiency and other pass-through, offset in revenues above	$10	$20
All other operations and maintenance expense, including bad debt expense	14	8
Corporate support services	2	1
Labor and benefits	4	(1)
Contract services	3	(1)
Total	$33	$27
Depreciation and amortization
Ongoing additions to plant-in-service	$(14)	$(24)
Total	$(14)	$(24)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$1	$4
Incremental capital projects placed in service, and the impact of updated property tax rates	(3)	(1)
Total	$(2)	$3
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$(9)	$(21)
Changes in outstanding debt	(4)	1
Total	$(13)	$(20)
Other income, net
AFUDC - Equity, primarily from increased capital spend	$—	$2
Other	—	(1)
Total	$—	$1

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

The following table provides summary data of Houston Electric’s single reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$1,001	$868	$133	$1,869	$1,628	$241
Bond Companies	43	41	2	76	73	3
Total revenues	1,044	909	135	1,945	1,701	244
Expenses:
Operation and maintenance, excluding Bond Companies	453	399	(54)	890	779	(111)
Depreciation and amortization, excluding Bond Companies	169	147	(22)	336	276	(60)
Taxes other than income taxes	75	67	(8)	150	131	(19)
Bond Companies	44	41	(3)	76	71	(5)
Total expenses	741	654	(87)	1,452	1,257	(195)
Operating Income	303	255	48	493	444	49
Other Income (Expense):
Interest expense and other finance charges	(79)	(63)	(16)	(155)	(116)	(39)
Interest expense on Securitization Bonds	(1)	(2)	1	(2)	(4)	2
Other income, net	10	10	—	21	17	4
Income Before Income Taxes	233	200	33	357	341	16
Income tax expense	46	42	(4)	71	75	4
Net Income	$187	$158	$29	$286	$266	$20
Throughput (in GWh):
Residential	9,120	8,741	4%	14,744	14,393	2%
Total	27,826	26,788	4%	49,831	47,438	5%
Weather (percentage of 10-year average for service area):
Cooling degree days	118%	105%	13%	116%	109%	7%
Heating degree days	15%	69%	(54)%	92%	87%	5%
Number of metered customers at end of period:
Residential	2,486,881	2,428,904	2%	2,486,881	2,428,904	2%
Total	2,797,899	2,735,799	2%	2,797,899	2,735,799	2%

The following table provides variance explanations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as well as for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$60	$115
Customer rates and the impact of the change in rate design	55	104
Customer growth	7	12
Weather, efficiency improvements and other usage impacts	9	6
Bond Companies, offset in other line items below	2	3
Energy efficiency, partially offset in operations and maintenance below	1	2
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	—	1
Miscellaneous revenues	1	1
Total	$135	$244
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(34)	$(62)
All other operation and maintenance expense, including materials and supplies and insurance	(5)	(22)
Labor and benefits	(9)	(18)
Corporate support services	(7)	(6)
Energy efficiency, offset in revenues above	(1)	(2)
Contract services	2	(1)
Total	$(54)	$(111)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(22)	$(60)
Total	$(22)	$(60)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(8)	$(19)
Total	$(8)	$(19)
Bond Companies expense
Operations and maintenance and depreciation expense, offset in revenues above	$(3)	$(5)
Total	$(3)	$(5)
Interest expense and other finance charges
Changes in outstanding debt	$(12)	$(28)
Other, primarily AFUDC and impacts of regulatory deferrals	(4)	(11)
Total	$(16)	$(39)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in revenues above	$1	$2
Total	$1	$2
Other income, net
Other income, including AFUDC - Equity	$—	$4
Total	$—	$4

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$679	$745	$(66)	$2,191	$2,462	$(271)
Expenses:
Utility natural gas	182	260	78	906	1,258	352
Non-utility cost of revenues, including natural gas	—	—	—	1	1	—
Operation and maintenance	181	211	30	407	429	22
Depreciation and amortization	138	122	(16)	265	240	(25)
Taxes other than income taxes	61	59	(2)	125	128	3
Total expenses	562	652	90	1,704	2,056	352
Operating Income	117	93	24	487	406	81
Other Income (Expense):
Interest expense and other finance charges	(58)	(45)	(13)	(107)	(87)	(20)
Other income, net	3	5	(2)	6	6	—
Income Before Income Taxes	62	53	9	386	325	61
Income tax expense	15	10	(5)	75	70	(5)
Net Income	$47	$43	$4	$311	$255	$56
Throughput (in Bcf):
Residential	18	27	(33)%	89	121	(26)%
Commercial and Industrial	63	81	(22)%	156	206	(24)%
Total	81	108	(25)%	245	327	(25)%
Weather (percentage of 10-year average for service area):
Heating degree days	64%	88%	(24)%	80%	89%	(9)%
Number of metered customers at end of period:
Residential	3,918,039	3,861,596	1%	3,918,039	3,861,596	1%
Commercial and Industrial	290,758	288,662	1%	290,758	288,662	1%
Total	4,208,797	4,150,258	1%	4,208,797	4,150,258	1%

The following table provides variance explanations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as well as for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2024 vs. 2023	Six Months Ended June 30, 2024 vs. 2023
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas below	$(78)	$(352)
Energy efficiency and other pass-through, offset in operation and maintenance below	(8)	(15)
Gross receipts tax, offset in taxes other than income taxes below	(1)	(4)
Non-volumetric and miscellaneous revenue	(3)	1
Weather and usage	(15)	3
Customer growth	3	7
Non-utility revenues	3	9
Customer rates	33	80
Total	$(66)	$(271)
Utility natural gas
Cost of natural gas, offset in revenues above	$78	$352
Total	$78	$352
Operation and maintenance
Energy efficiency and other pass-through, offset in revenues above	$8	$15
All other operations and maintenance expense, including bad debt expense	15	9
Corporate support services	2	1
Labor and benefits	3	(1)
Contract services	2	(2)
Total	$30	$22
Depreciation and amortization
Ongoing additions to plant-in-service	$(16)	$(25)
Total	$(16)	$(25)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$1	$4
Incremental capital projects placed in service, and the impact of updated property tax rates	(3)	(1)
Total	$(2)	$3
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$(9)	$(21)
Changes in outstanding debt	(4)	1
Total	$(13)	$(20)
Other income, net
AFUDC - Equity, primarily from increased capital spend	$—	$2
Other	(2)	(2)
Total	$(2)	$—

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on the Registrants’ future earnings, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,114	$350	$755	$2,482	$415	$2,147
Investing activities	(1,600)	(852)	(705)	(2,154)	(1,198)	(1,233)
Financing activities	459	487	(50)	(187)	769	(913)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$381	$49	$151
Changes in working capital	(296)	41	(267)
Change in net regulatory assets and liabilities (1)	(1,388)	(110)	(1,251)
Higher pension contribution	1	—	—
Other	(66)	(45)	(25)
	$(1,368)	$(65)	$(1,392)
(1)This change is primarily related to the receipt of proceeds at CenterPoint Energy and CERC from the Texas securitization program in 2023. For further details, see Note 6 to the Interim Condensed Financial Statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net change in capital expenditures	$602	$331	$148
Net change in notes receivable from affiliated companies	—	(49)	346
Proceeds from divestitures	(145)	—	—
Other	97	64	34
	$554	$346	$528

Financing Activities. The following items contributed to (increased) decreased net cash used in financing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$297	$—	$321
Net changes in proceeds from issuances of Common Stock	247	—	—
Net changes in long-term debt and term loans outstanding, excluding commercial paper	71	(403)	668
Net changes in debt issuance costs	16	5	10
Net changes in short-term borrowings	10	—	10
Increased payment of Common Stock dividends	(14)	—	—
Decreased payment of preferred stock dividends	24	—	—
Net change in notes payable from affiliated companies	—	532	—
Change in contribution from parent	—	(420)	(210)
Change in dividend to parent	—	5	65
Other	(5)	(1)	(1)
	$646	$(282)	$863

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, storm restoration costs, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures (other than expenditures associated with the May 2024 Storm Events and Hurricane Beryl) are expected to be used for investment in infrastructure. These capital expenditures are anticipated to enhance reliability and safety, increase resiliency and expand our systems through value-added projects. Substantial capital expenditures are also expected for restoration costs associated with the May 2024 Storm Events and Hurricane Beryl, as further described below. In addition to dividend payments on CenterPoint Energy’s Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remaining six months of 2024 include the following:

	CenterPoint Energy	Houston Electric	CERC

Estimated capital expenditures (1)	$2,016	$1,066	$702
Estimated restoration costs associated with May 2024 Storm Events (2)	364	364	—
Estimated restoration costs associated with Hurricane Beryl (2)	1,250	1,250	—
Maturing CenterPoint Energy senior notes	500	—	—
Scheduled principal payments on Securitization Bonds	88	81	—
Expected contributions to pension plans and other post-retirement plans	10	1	1

(1)Excludes expenditures for the restoration costs associated with the May 2024 Storm Events and Hurricane Beryl.
(2)Represents the portion of total estimated storm restoration costs expected to be incurred for the remaining six months of 2024.

The Registrants expect that anticipated cash needs for the remaining six months of 2024 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, proceeds from equity issuances, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Proceeds from equity issuances may include the issuance of shares of Common Stock under the Equity Distribution Agreement entered into on January 10, 2024. Issuances of debt securities in the capital markets, funds raised in the commercial paper markets, term loans and additional credit facilities may not, however, be available on acceptable terms.

For more information regarding the May 2024 Storm Events and Hurricane Beryl, see Notes 6, 11, 13 and 20 to the Interim Condensed Financial Statements as well as “Recent Events” in Part I. Item 2 and “Risk Factors” in this combined Form 10-Q.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 11 and guarantees as discussed in Note 13(b) to the Interim Condensed Financial Statements, we have no off-balance sheet arrangements.

Regulatory Matters

Hurricane Beryl

For additional information about Hurricane Beryl, see “Recent Events” in Part I. Item 2 in this combined Form 10-Q.

May 2024 Storm Events

For additional information about the May 2024 Storm Events, see Note 6 to the Interim Condensed Financial Statements.

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

On July 5, 2022, Indiana Electric entered into a BTA to acquire a 130 MW solar array in Pike County, Indiana through a special purpose entity for a capped purchase price. A CPCN for the project was filed with the IURC on July 29, 2022. On September 21, 2022, an agreement in principle was reached resolving all the issues between Indiana Electric and OUCC. The Stipulation and Settlement agreement was filed on October 6, 2022 and a settlement hearing was held on November 1, 2022. On January 11, 2023, the IURC issued an order approving the settlement agreement authorizing Indiana Electric to purchase and acquire the Pike County solar project through a BTA and approved the estimated cost. The IURC also designated the project as a clean energy project under applicable Indiana regulations, approved the proposed levelized rate and associated ratemaking and accounting treatment. Due to inflationary pressures, the developer disclosed that costs exceeded the agreed upon levels in the BTA. After negotiations, Indiana Electric and the developer were not able to agree upon updated pricing. As a result, on February 27, 2024, Indiana Electric provided notice that it was exercising its right to terminate the BTA, which terminated all further obligations of Indiana Electric with respect to the project.

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

PPAs

Indiana Electric also sought approval in February 2021 for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25 year life of the PPA. In October 2021, the IURC approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. Due to rising project costs caused by inflation and supply chain issues affecting the energy industry, Clenera LLC and Indiana Electric were compelled to renegotiate terms of the agreement to increase the PPA price. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with certain modifications. Revised purchase power costs are requested to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA. On May 30, 2023, the IURC approved the Warrick County solar amended PPA; however, due to MISO interconnection study delays, the developer disclosed the project in-service date would be delayed to 2026.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On February 22, 2023, the IURC approved the Knox County solar amended PPA; however, due to MISO interconnection delays, the project in-service date will be delayed from 2024 to 2026. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. Revised purchase power costs were approved to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA with Oriden. On May 30, 2023, the IURC approved the Vermillion County solar amended PPA; however, due to MISO interconnection study delays, the developer disclosed the project in-service date would be delayed to 2026.

On May 1, 2024, Indiana Electric filed with the IURC seeking approval to purchase 147 MW of wind power under a 25-year PPA with an affiliate of NextEra Energy, Inc., which is developing a wind project in Knox County, IL. The facility is targeted to be in operation at the end of 2025 or early 2026. Indiana Electric expects a decision from the IURC in the third or fourth quarter of 2024. If Indiana Electric’s request is approved, the purchase power costs will be recovered through the fuel adjustment clause proceedings over the term of the amended PPA.

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

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine. The unit returned to service in March 2023. In testimony filed September 13, 2023, the OUCC and an intervenor that represents industrial customers filed testimony with the IURC alleging that Indiana Electric did not act prudently which led to the unplanned outage and recommended disallowances between $21 million to $27 million. On July 3, 2024, the IURC issued an order finding Indiana Electric acted reasonably and prudently with respect to the events that gave rise to the Culley Unit 3 outage and, in addition, did not approve the intervenors proposed disallowance. The order is subject to appeal for a 30-day period.

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a CCN with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer EDF Renewables. In November 2021, the PUCT approved a route that was estimated to cost $25 million and issued a final order on January 12, 2022. There have been project delays due to supply chain constraints in the developer acquiring solar panels. Houston Electric substantially completed construction in the fall of 2023, and the transmission line is expected to be energized shortly after the generation facility is complete, which is anticipated to occur in the first half of 2025.

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

Mill Creek Transmission Project (CenterPoint Energy and Houston Electric)

On November 17, 2023, Houston Electric filed a CCN application with the PUCT for approval to build a 138 kV double circuit transmission line in Harris and Montgomery counties, Texas that will connect Houston Electric’s transmission system to Houston Electric’s planned Mill Creek substation. The actual capital costs of the project, including the transmission line and the planned Mill Creek substation, will depend on actual land acquisition costs, construction costs, and other factors and have been estimated to be $62 million to $98 million, based on an amended CCN application filed by Houston Electric on February 26, 2024 and subsequent errata filed on May 9, 2024. A decision by the PUCT on the approval of the project is expected in the second half of 2024.

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
•House Bill 2555 became effective on June 13, 2023 and allows an electric utility to file a transmission and distribution system resiliency plan with the PUCT and associated cost recovery to enhance its system through hardening, modernization, undergrounding certain lines, lightning mitigation measures, flood mitigation measures, information technology, cybersecurity, physical security, vegetation management and wildfire mitigation. On January 18, 2024, the PUCT issued an Order adopting its Resiliency Plan Rule (16 Texas Admin Code § 25.62);
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
•energy efficiency measures (avoids energy consumption in excess of the utility’s existing conservation programs); and
•innovative technologies (reduces or avoids GHG emissions using technologies such as carbon capture).

On June 28, 2023, CERC submitted its first innovation plan to the MPUC; the five-year plan includes 18 pilot projects and seven smaller research-and-development projects. These projects will deploy and evaluate a broad array of innovative resources including made-in-Minnesota alternative gases such as renewable natural gas and green hydrogen as well as pioneering technologies such as a networked geothermal district energy system and end-use carbon capture. The proposed plan requires approval from the MPUC through a review process that is expected to take about one year. The MPUC requested comments by September 15, 2023 if parties believe that the filing is incomplete based on the reporting requirements or if parties do not believe that that the MPUC’s standard informal proceeding process is appropriate. No parties filed comments regarding completeness or raising concerns that the MPUC’s standard informal procedural process is inappropriate. The initial comment period closed January 15, 2024, the reply comment period closed March 15, 2024 and the supplemental comments period closed May 15, 2024. On July 25, 2024, the MPUC voted to approve the plan with some minor modifications during its agenda meeting and a formal order is anticipated to be issued in the third quarter of 2024.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects have been impacted by delays and/or increased costs. The potential delays and inflationary cost pressures communicated from the developers of our solar projects have been primarily due to (i) unavailability of solar panels and other uncertainties related to a DOC investigation on anti-dumping and countervailing duties petition filed by American Alliance of Solar Manufacturing Trade Committee, (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China’s Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On May 15, 2024, the DOC announced the initiation of antidumping and countervailing duty investigations of silicon photovoltaic cells, from Cambodia, Malaysia, Thailand, and Vietnam. The DOC is expected to issue a preliminary countervailing duty ruling in September 2024 and a preliminary antidumping ruling in the fourth quarter of 2024. On June 7, 2024, the U.S. International Trade Commission preliminarily determined that U.S. solar manufactures are being harmed by unfair trade practices from competitors in Southeast Asia. These impacts could result in cost increases for certain projects, and such impacts may require that we seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Item 1A. Risk Factors” in the Registrants’ combined 2023 Form 10-K.

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

Transmission and Distribution System Resiliency Plan (CenterPoint Energy and Houston Electric)

House Bill 2555, codified as Tex. Util. Code § 38.078, was passed by the 88th Texas Legislature in 2023 and allows an electric utility to file a transmission and distribution system resiliency plan with the PUCT to enhance the resiliency of the utility’s transmission system through at least one or more of the following measures: hardening, modernization, undergrounding certain lines, lightning mitigation measures, flood mitigation measures, information technology, cybersecurity measures, physical security measures, vegetation management, and wildfire mitigation and response. House Bill 2555 also allows an electric utility to establish a regulatory asset for distribution-related costs, including depreciation expense and carrying costs at the electric utility’s weighted average cost of capital, relating to the implementation of a transmission and distribution system resiliency plan.

On April 29, 2024, Houston Electric filed its first transmission and distribution system resiliency plan with the PUCT for review and approval. Houston Electric’s transmission and distribution system resiliency plan proposes to implement twenty-five (25) resiliency measures over a three-year period related to: system hardening, grid modernization, flood mitigation, information technology, physical security, and vegetation management. Houston Electric’s transmission and distribution system resiliency plan proposes to further analyze and identify specific wildfire risk and implement additional measures to mitigate the identified wildfire risk. Additionally, Houston Electric is proposing two pilot programs and one activity: 1) a utility-scale microgrid pilot program, 2) a pilot program to fund a City of Houston department responsible for overseeing resiliency issues for the City of Houston, and 3) the transition and migration of Houston Electric’s Systems, Applications & Products in Data Processing software to a cloud-based application. The estimated capital cost is approximately $2.2 billion, and the estimated incremental operations and maintenance expense is approximately $86 million over the three year period. Houston Electric has requested that the PUCT allow Houston Electric to establish a regulatory asset for distribution-related costs relating to the implementation of Houston Electric’s transmission and distribution system resiliency plan. Intervenors and staff filed direct testimony on June 24, 2024 and July 2, 2024, respectively; Houston Electric filed rebuttal testimony on July 15, 2024. On July 19, 2024, parties filed a joint motion to abate the proceedings, which was amended on July 22, 2024. The State Office of Administrative Hearings ALJ approved the joint motion on July 22, 2024. The parties will provide an update on the status of settlement negotiations by October 22, 2024 and every month thereafter.

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

Texas Gas Rate Case. On October 30, 2023, CERC filed an application with the Railroad Commission and municipal regulatory authorities to set new natural gas base rates that would be applied consistently across the approximately 1.9 million customers. The need for a rate change was primarily driven by the continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets, and changes in other costs to serve customers. A settlement agreement was filed on April 23, 2024. The settlement agreement was approved by the Railroad Commission on June 25, 2024 and provides for a $5 million annual increase in current revenues, establishes a 9.80% ROE and a 60.61% equity ratio for future GRIP filings. New rates will be effective beginning the month of December 2024.

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

Indiana Electric Rate Case. On December 5, 2023, Indiana Electric filed a petition with the IURC for authority to modify its rates and charges for electric utility service through a phase-in of rates. The requested increase is approximately 16% or $119 million based on a forward looking 2025 test year. The need for a rate increase is primarily driven by the continuing investment that is being made to bolster the safety and reliability of the system and normal increases in operating expenses. The initial filing of the rate case reflected a proposed 10.4% ROE on a 55% equity ratio. On April 9, 2024 Indiana Electric filed rebuttal in the rate case. Indiana Electric reached a settlement agreement with less than all parties and submitted the agreement to the IURC on May 20, 2024. The settlement reflects a proposed 9.8% ROE on a 55% equity ratio. The requested increase was lowered to 11% with an updated requested increase of $80 million. A hearing is scheduled to begin September 3, 2024. A final order is expected in the first quarter of 2025.

Houston Electric Rate Case. On March 6, 2024, Houston Electric filed an application with the PUCT requesting authority to change rates and charges for electric transmission and distribution service. The requested increase is approximately $17 million (1%) for retail customers and $43 million (6.6%) for wholesale transmission service, excluding TCRF and rate case expenses. Texas law mandates that electric utilities file a base rate proceeding no later than every four years from the date of their last base rate proceeding final order. Houston Electric’s most recent base rate proceeding order was approved by the PUCT on March 9, 2020, in Docket No. 49421. Therefore, Houston Electric was required to file its next base rate proceeding no later than March 9, 2024. The need for a rate increase is primarily driven by the continuing investment that has been made to support customer growth and to bolster the safety and reliability of Houston Electric’s transmission and distribution system. The request reflects a proposed 10.4% ROE and a 45% equity ratio. Errata testimony was filed to correct minor errors included in the initial filing which reduced the requested increase to $56 million compared to current rates. Intervenor and PUCT staff testimony was filed in June 2024. Rebuttal testimony was due on July 12, 2024 and Houston Electric filed rebuttal testimony from 13 witnesses that covered issues other than operations; however, due to their significant operational responsibilities associated with Houston Electric’s emergency operations plan and response to Hurricane Beryl, an extension was requested (and granted) for the operations witnesses. A hearing on the merits was scheduled to start in late July 2024. On July 17, 2024, Houston Electric filed an unopposed motion to abate the pending deadlines in order to provide additional time to facilitate the continued settlement discussions; the motion was granted on the same day. Houston Electric will provide the ALJs an update on the status of settlement negotiations by August 2, 2024 and every two weeks thereafter.

Ohio CEP. On March 1, 2024, CEOH filed an application with the PUCO for authority to modify its CEP rates and charges. The requested increase is approximately $3 million resulting in a proposed CEP rate for residential customers of $1.54 per month. Per the PUCO’s Opinion and Order in the 2018 general rate case, the CEP rate is capped at $1.50 per month for residential customers. CEOH requested deferral of the 2023 CEP revenue requirement above the CEP rate cap of approximately $155,000. On June 20, 2024, PUCO staff filed comments recommending that CEOH be permitted to collect $1.50 in this annual rider. However, PUCO staff recommended that CEOH be denied the opportunity to collect deferrals that exceed $1.50. PUCO staff also recommends that CEOH cease accruing deferrals until such time as a new CEP alternative regulation case has been approved and asserted the $1.50 cap was reached at some point in 2023. CEOH filed comments on July 15, 2024, providing additional clarification on its interpretation of the 2018 rate case stipulation language. CEOH’s interpretation is that CEOH has complied with the PUCO’s Opinion and Order from the 2018 general rate case, and CEOH plans to file a Notice of Intent to file a rate case application prior to the $1.50 cap being reached allowing for the deferral to be maintained. CEOH expects to get a decision regarding the CEP application and deferral continuance in the third quarter of 2024.

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

EECRF	15	May 2024	TBD	TBD
The requested $65 million is comprised primarily of the following: 2025 program costs of $50 million; a credit of $0.5 million related to the over-recovery of 2023 program costs; the 2023 earned bonus of $15 million; and 2025 projected evaluation, measurement and verification costs of $0.5 million. PUCT staff is scheduled to file testimony on or before August 23, 2024. Rebuttal testimony, if needed, is due on September 5, 2024. Hearing on the Merits is scheduled for October 22, 2024.

Rate Case	56	March 2024	TBD	TBD	See discussion above under Houston Electric Rate Case.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
Rate Case	5	October 2023	December 2024	June 2024	See discussion above under Texas Gas Rate Case.
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	8	May 2024	TBD	TBD	CIP Financial Incentive based on 2023 CIP program activity.
Rate Case	136	November 2023	TBD	TBD	See discussion above under Minnesota Rate Case.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	12	September/October 2023	June 2024	April 2024
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $8 million based on a test year ended June 2023 and adjusted ROE of 3.67%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $5 million based on a test year ended June 2023 and adjusted ROE of 5.47%. The TCJA refund impact to North Louisiana and South Louisiana was $0.6 million and $0.4 million, respectively. South Louisiana interim rates were implemented on December 28, 2023, subject to refund. North Louisiana interim rates were implemented on January 29, 2024. Staff reports issued on January 31, 2024 recommended disallowances of $0.3 million and $0.2 million in North and South Louisiana, respectively. LPSC voted to approve the January 2024 staff reports on April 19, 2024. Implementation occurred June 2024.

CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	11	May 2024	TBD	TBD
Based on ROE of 10.263% with 100 basis points (+/-) earnings band. Revenue increase of approximately $11 million based on 2023 test year adjusted earned ROE of 5.11%. Interim increase of approximately $1.3 million implemented May 31, 2024.

CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	4	April 2024	July 2024	TBD
Requested an increase of $35 million to rate base, which reflects approximately $3.6 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $0.03 million annually. OUCC filed testimony on May 31, 2024 recommending removal and/or disallowance of certain capital costs. Rebuttal testimony was filed on June 14, 2024. Indiana South responded to IURC Docket Entry questions on June 26, 2024, prior to the Evidentiary hearing on June 27, 2024. Indiana South’s proposed order was filed June 28, 2024, with OUCC’s exceptions to the proposed order filed on July 10, 2024. Indiana South’s reply to OUCC’s proposed order filed on July 19, 2024.

CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	9	April 2024	July 2024	TBD
Requested an increase of $97 million to rate base, which reflects approximately $9.4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. OUCC filed testimony on May 31, 2024. Rebuttal testimony was filed June 14, 2024. Indiana North responded to IURC Docket Entry questions on June 26, 2024, prior to Evidentiary hearing on June 27, 2024. Indiana North’s proposed order was filed June 28, 2024, with OUCC’s exceptions to the proposed order filed on July 10, 2024. Indiana North’s reply to OUCC’s proposed order filed on July 19, 2024.

CenterPoint Energy and CERC - Ohio - Gas (PUCO)
DRR	12	May 2024	TBD	TBD
Requested an increase of $77 million to rate base for investments made in 2023, which reflects a $12 million annual increase in current revenues. A change in (over)/under-recovery variance of $0.8 million annually is also included in rates. PUCO staff and intervenor (Ohio Consumers’ Counsel) filed comments June 28, 2024. PUCO staff recommended approval. Ohio Consumers’ Counsel commented on affordability and provided potential solutions including stretching out the replacement program over a longer period of time, phasing in the annual increase, shifting from fixed charges to volumetric charges, and increasing funding for its bill assistance programs. A statement informing PUCO whether the issues raised in comments have been resolved was filed July 12, 2024. Supplemental Testimony from CEOH and OCC was filed July 23, 2024. A hearing is expected to be held July 30, 2024, with witnesses excused.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CEP	3	March 2024	TBD	TBD	See discussion above under Ohio Capital Expenditure Program.
CenterPoint Energy - Indiana Electric (IURC)
Rate Case	80	December 2023	TBD	TBD	See discussion above under Indiana Electric Rate Case.
TDSIC	5	February 2024	May 2024	May 2024	Requested an increase of $36 million to rate base, which reflects a $5 million annual increase in current revenues. 80% of the revenue requirement is included in requested rate increase and 20% is deferred until next rate case. The mechanism also includes a change in (over)/under-recovery variance and a tax reform credit for a total of $1 million. The OUCC filed testimony on April 2, 2024, Indiana Electric did not file rebuttal and the evidentiary hearing was held on April 30, 2024. An order approving the request was issued on May 17, 2024 and was effective May 16, 2024.
CECA	—	February 2024	May 2024	June 2024
Requested a decrease of $1 million to rate base, which reflects no change in current revenues. The mechanism also includes a change in (over)/under-recovery variance of $0.1 million. OUCC filed testimony on April 2, 2024, recommending a $0.3 million reduction in the revenue requirement, comprised almost entirely of a reduction in estimated operation and maintenance expenses and a small offset to capital investment for grant funding. Indiana Electric filed rebuttal testimony on April 9, 2024, disagreeing with the OUCC’s reasoning behind the recommended reductions, but in an effort to help address affordability concerns, agreed to make one-time adjustment in this proceeding. The evidentiary hearing was held on April 23, 2024. The final order was issued May 29, 2024, approving rates effective June 1, 2024.

ECA	6	May 2024	TBD	TBD
Requested an increase of $48 million to rate base, which reflects a $6 million annual increase in current revenues. Eighty percent of the revenue requirement is included in the requested rate increase and 20% is deferred until next rate case. The mechanism also includes a reduction in the under-recovery variance of $1 million. The OUCC filed testimony on July 1, 2024 recommending approval. Indiana Electric did not file rebuttal. The evidentiary hearing is scheduled for July 31, 2024.

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

Greenhouse Gas Regulation and Compliance (CenterPoint Energy)

On August 3, 2015, the EPA released its CPP rule, which required a 32% reduction in carbon emissions from 2005 levels. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation ultimately resulting in the U.S. Supreme Court staying implementation of the rule. On July 8, 2019, the EPA published the ACE rule, which (i) repealed the CPP rule; (ii) replaced the CPP rule with a program that requires states to implement a program of energy efficiency improvement targets for individual coal-fired electric generating units; and (iii) amended the implementing regulations for Section 111(d) of the Clean Air Act. On January 19, 2021, the majority of the ACE rule — including the CPP repeal, CPP replacement, and the timing-related portions of the Section 111(d) implementing rule — was struck down by the U.S. Court of Appeals for the D.C. Circuit and on October 29, 2021, the U.S. Supreme Court agreed to consider four petitions filed by various coal interests and a coalition of 19 states. On June 30, 2022, the U.S. Supreme Court ruled that the EPA exceeded its authority in promulgating the CPP. On May 11, 2023, the EPA announced proposed emission limits and guidelines for carbon dioxide from fossil fuel-fired power plants under Section 111 of the Clean Air Act which, if finalized, apply new GHG performance standards for those existing coal-fired units expected to continue operation beyond December 31, 2029. On February 29, 2024, the EPA announced that it would be delaying the rulemaking as applied to existing natural gas-fired units. On April 25, 2024, the EPA released its New Source Performance Standards for Greenhouse Gas Emissions From New, Modified, Reconstructed Fossil Fuel-Fired Units; Emission Guidelines for Greenhouse Gas Emissions

From Existing Fossil Fuel-Fired Electric Generating Units; and Repeal of the Affordable Clean Energy Rule. CenterPoint Energy is currently reviewing this rule, but would note that CenterPoint Energy does not currently have plans to operate any of its coal-fired units beyond December 2029.

The Biden administration recommitted the United States to the Paris Agreement, which has driven a renewed regulatory push to require further GHG emission reductions from the energy sector, and led negotiations at the global climate conference in Glasgow, Scotland. On April 22, 2021, President Biden announced new goals of 50% reduction of economy-wide GHG emissions, and 100% carbon-free electricity by 2035 from a 2021 baseline, which formed the basis of the U.S. commitments announced in Glasgow. In September 2021, CenterPoint Energy announced its net zero emissions goals for both Scope 1 emissions and certain Scope 2 emissions by 2035 as well as a goal to reduce certain Scope 3 emissions by 20% to 30% by 2035. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 emissions estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and, in addition, exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 emissions estimates are based on the total natural gas supply delivered to residential and commercial customers as reported in the U.S. Energy Information Administration (EIA) Form EIA-176 reports and do not take into account the emissions of transport customers and emissions related to upstream extraction. These emission goals are expected to be used to position CenterPoint Energy to comply with anticipated future regulatory requirements from the current and future administrations to further reduce GHG emissions. CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. The IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain natural gas transmission facilities, and the EPA has proposed new regulations targeting reductions in methane emissions, which if implemented will increase costs related to production, transmission and storage of natural gas.

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

Climate Change Trends and Uncertainties

As a result of increased attention regarding climate change, coupled with adverse economic conditions, availability of alternative energy sources, including private solar, microturbines, fuel cells, energy-efficient buildings and energy storage devices, and new regulations restricting emissions, including potential regulations of methane emissions, some consumers and companies may use less energy, meet their own energy needs through alternative energy sources or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for the Registrants’ services. As these technologies likely become more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of the Registrants’ systems and services, which may result in, among other things, Indiana Electric’s generating facilities becoming less competitive and economical. Further, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels have had significant impacts on CenterPoint Energy’s electric generation and natural gas businesses. For example, because Indiana Electric’s current generating facilities substantially rely on coal for their operations, certain financial institutions choose not to participate in CenterPoint Energy’s financing arrangements. Conversely, demand for the Registrants’ services may increase as a result of customer changes in response to climate change. For example, as the expected utilization of electric vehicles increases, demand for electricity may increase, resulting in increased usage of CenterPoint Energy’s systems and services. Any negative opinions with respect to CenterPoint Energy’s environmental practices or its ability to meet the challenges posed by climate change formed by regulators, customers, investors, legislators or other stakeholders could harm its reputation.

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

To the extent climate changes result in warmer temperatures in the Registrants’ service territories, financial results from the Registrants’ businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s Natural Gas could be adversely affected through lower natural gas sales. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity used for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and flooding, including such storms as the February 2021 Winter Storm Event, the May 2024 Storm Events and Hurricane Beryl. Since many of the Registrants’ facilities are located along or near the Texas gulf coast, increased or more severe weather events, such as hurricanes, tornadoes or flooding, could increase costs to repair damaged facilities and restore service to customers. CenterPoint Energy’s current 10-year capital plan includes capital expenditures to enhance reliability and safety and increase resiliency of its systems as climate change may result in more frequent significant weather events. Houston Electric does not own or operate any electric generation facilities other than, since September 2021, its operation of TEEEF. Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. To the extent adverse weather conditions affect the Registrants’ suppliers, results from their energy delivery businesses may suffer. For example, in Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market and also caused a reduction in available natural gas capacity. Additionally, the May 2024 Storm Events and Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system and resulted in electric service interruptions peaking at an estimated 922,000 customers and an estimated 2.26 million customers, respectively. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events continues, it may impact our ability to secure cost-efficient insurance.

On March 6, 2024, the SEC adopted final rules that require the Registrants to disclose certain climate-related information in registration statements and annual reports. The final rules require Registrants to disclose, among other things, material climate-related risks, activities to mitigate such risks and information about the Registrants’ board of directors’ oversight and management’s role in managing material climate-related risks. The final rule also requires the Registrants to provide information related to any climate-related targets or goals that are material to the Registrants’ businesses, results of operations, or financial condition. Litigation challenging the new rule was filed by multiple parties in multiple jurisdictions, which have been consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it is voluntarily delaying the implementation of the climate disclosure regulations while the U.S. Court of Appeals considers the litigation. While a majority of the reporting requirements would have been applicable to the Registrants in the fiscal year beginning in 2025, with the addition of assurance reporting for GHG inventories starting in 2029 for large accelerated filers, as of April 12, 2024, the effective date of the final rules has been delayed indefinitely and the SEC has indicated that it will publish a document in the Federal Register at the conclusion of the stay addressing a new effective date for the final rules. The Registrants continue to evaluate the impact of the final rules on their respective consolidated financial statements and related disclosures.
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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of June 30, 2024. As of July 22, 2024, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of July 22, 2024
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$1,062	5.46%	December 6, 2027
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2027
Houston Electric	300	—	—	—	—%	December 6, 2027
CERC	1,050	—	1	—	—%	December 6, 2027
Total	$4,000	$—	$1	$1,062
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

Temporary Investments

As of July 22, 2024, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of July 22, 2024:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments	5.53%	$182	$6

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of July 22, 2024, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Negative	BBB	Negative
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Negative	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Negative	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Negative	A	Negative
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Negative	A-	Negative
CERC	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Negative	n/a	n/a
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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of June 30, 2024, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $179 million as of June 30, 2024. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought CenterPoint Energy’s liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on June 30, 2024, deferred taxes of approximately $779 million would have been payable in 2024. If all the ZENS-Related Securities had been sold on June 30, 2024, capital gains taxes of approximately $67 million would have been payable in 2024 based on 2024 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

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
•increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans or the use of alternative sources of financings, including financings due to the May 2024 Storm Events and Hurricane Beryl, on capital and other financial markets;
•various legislative or regulatory actions, including such actions in response to the May 2024 Storm Events and Hurricane Beryl;
•incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy);
•the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;
•slower customer payments and increased write-offs of receivables due to higher natural gas prices, changing economic conditions, public health threats or severe weather events, such as the May 2024 Storm Events and Hurricane Beryl (CenterPoint Energy and CERC);
•the satisfaction of any obligations pursuant to guarantees;
•the outcome of litigation, including litigation related to the February 2021 Winter Storm Event and Hurricane Beryl;
•contributions to pension and postretirement benefit plans;
•recovery of any losses under applicable insurance policies;
•restoration costs and revenue losses resulting from future natural disasters such as hurricanes or other severe weather events, such as the May 2024 Storm Events and Hurricane Beryl, and the timing of recovery of such restoration costs; and
•various other risks identified in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

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

During the three and six months ended June 30, 2024, as described further in Note 3 to the Interim Condensed Financial Statements, certain assets and liabilities representing the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria. The sale will be considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances.

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

For further information, see Note 3 to the Interim Condensed Financial Statements.

Other than the assets held for sale analysis discussed above, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2024, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2023 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2024, the Registrants had outstanding long-term debt, lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates.

CenterPoint Energy’s floating rate obligations aggregated $1.0 billion and $1.9 billion as of June 30, 2024 and December 31, 2023, respectively. If the floating interest rates were to increase by 100 basis points from June 30, 2024 rates, CenterPoint Energy’s combined interest expense would increase by approximately $10 million annually.

As of June 30, 2024 and December 31, 2023, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $18.3 billion and $16.9 billion, respectively, in principal amount and having a fair value of $16.9 billion and $16.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $676 million if interest rates were to decline by 10% from levels at June 30, 2024. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity. CenterPoint Energy has $500 million of fixed-rate senior notes maturing in 2024 that are expected to be refinanced at then current market rates.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $4 million as of June 30, 2024 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by less than $1 million if interest rates were to decline by 10% from levels at June 30, 2024. Changes in the fair value of the derivative component, a $538 million recorded liability at June 30, 2024, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2024 levels, the fair value of the derivative component liability would decrease by $1 million, which would be recorded as a gain on indexed debt securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the June 30, 2024 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded as a loss on debt securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

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

However, CenterPoint Energy’s and CERC’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of June 30, 2024, the recorded fair value of non-trading energy derivative liabilities was $5 million and $4 million, respectively, for CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2024 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Hurricane Beryl caused severe disruptions to our operations, customers and markets in certain of our service territories and could have a material adverse impact on our financial condition, results of operations, cash flows and liquidity.

In July 2024, Hurricane Beryl made landfall in Texas, bringing sustained winds, storm surges and torrential rain, which impacted our operations, customers and personnel in our Texas Gulf Coast markets. Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system, resulting in a substantial number of its customers (peaking at more than an estimated 2.26 million customers out of 2.8 million customers) being without power, many for extended periods of time.

The total cost for the restoration of Houston Electric’s electric delivery facilities as a result of Hurricane Beryl is currently estimated to be in the range of $1.2 billion to $1.3 billion, but such estimate is preliminary and restoration costs ultimately incurred could vary from that estimate. Houston Electric believes it is entitled to recover prudently incurred storm restoration costs in accordance with applicable regulatory and legal principles. However, neither the amount nor timing of the recovery is certain. Houston Electric’s failure to recover costs incurred as a result of Hurricane Beryl could adversely affect our liquidity, cash flows and financial condition.

Various federal, state and local governmental and regulatory agencies and other entities, such as the Texas Governor’s office, the Texas Legislature and the PUCT, have called for or are conducting inquiries and investigations into Hurricane Beryl and the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations, as well. There are significant uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to Houston Electric’s system, service territories, operations and/or regulatory treatment will result therefrom. If these or other inquiries, investigations or reviews ultimately result in changes to Houston Electric’s system, service territories, operations and/or regulatory treatment, such changes could have a material adverse impact on our business, results of operations, cash flows and financial condition.

CenterPoint Energy and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. Several lawsuits have been filed against CenterPoint Energy and/or Houston Electric, including three putative class actions claiming losses due to power outages following Hurricane Beryl and each seeking damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, however, it is possible that the insurers could dispute coverage for some types of claims or damages that may be alleged by plaintiffs. CenterPoint Energy and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. While CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the lawsuits, final resolution of these matters, or any potential future claims or liabilities, may require expenditures that may be in excess of established insurance or reserves and may have a material adverse effect on the Registrants’ financial condition, results of operation, cash flows and liquidity.

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	x		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Fourth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	3(h)	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
4.1	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	3-69502	4.1	x
4.2	Indenture dated as of May 19, 2003, between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association (successor to JPMorgan Chase Bank, National Association (formerly JPMorgan Chase Bank)), as trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	x
†4.3	Supplemental Indenture No. 15, dated as of May 10, 2024, to Exhibit 4.2				x
4.4	Indenture dated as of February 1, 1998, between CERC (formerly NorAm Energy Corp.) and The Bank of New York Mellon Trust Company, National Association (successor to JPMorgan Chase Bank, National Association (formerly Chase Bank of Texas)), as trustee	CERC’s Form 8-K dated February 5, 1998	1-13265	4.1			x
†4.5	Supplemental Indenture No. 25, dated as of June 20, 2024, to Exhibit 4.4						x
10.1	Term Loan Agreement dated as of June 24, 2024 among CenterPoint Energy Houston Electric, LLC as borrower, Mizuho Bank, Ltd., as administrative agent, and the banks party thereto	CenterPoint Energy’s Form 8-K dated June 24, 2024	1-31447	10.1	x	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Darin M. Carroll					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Richard C. Leger						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Darin M. Carroll					x
†32.1.3	Section 1350 Certification of Richard C. Leger						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Date: July 30, 2024