Form 10-Q
period 2024-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2024-10-28
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Commission file number 1-13265
CenterPoint Energy Resources Corp.
(Exact name of registrant as specified in its charter)

Delaware			76-0511406
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1111 Louisiana	Houston	Texas	77002
(Address of Principal Executive Offices)			(Zip Code)
(713) 207-1111
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
CenterPoint Energy, Inc.	Common Stock, $0.01 par value	CNP	New York Stock Exchange
NYSE Chicago
CenterPoint Energy Houston Electric, LLC	6.95% General Mortgage Bonds due 2033	n/a	New York Stock Exchange
CenterPoint Energy Resources Corp.	6.625% Senior Notes due 2037	n/a	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 21, 2024:

CenterPoint Energy, Inc.	651,727,276	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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
GHRI
The Greater Houston Resiliency Initiative, which was announced by Houston Electric in August 2024 and includes targeted actions to improve the resiliency of Houston Electric’s electric grid, as well as improve customer communications and community partnerships

GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Hurricane Beryl	The powerful and destructive storm that made landfall in Texas on July 8, 2024 and caused widespread damage to Houston Electric’s electric system
IAS	International Accounting Standards
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	The combination of Indiana Electric, Indiana North and Indiana South
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
Junior Subordinated Notes Indenture
Junior Subordinated Indenture, dated as of August 14, 2024, between CenterPoint Energy and The Bank of New York Mellon Trust Company , National Association, as trustee, as supplemented by the Supplemental Indenture to the Junior Subordinated Indenture, dated as of August 14, 2024, between CenterPoint Energy and the trustee

kV	Kilovolt
LAMS Asset Purchase Agreement	Asset Purchase Agreement, dated as of February 19, 2024, by and among CERC Corp. and the LAMS Buyers

GLOSSARY
LAMS Buyers	Delta Utilities No. LA, LLC, a Delaware limited liability company, Delta Utilities S. LA, LLC, a Delaware limited liability company, Delta Utilities MS, LLC, a Delaware limited liability company, and Delta Shared Services Co., LLC, a Delaware limited liability company
LDC	Local distribution company
LPSC	Louisiana Public Service Commission
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
MDL	Multi-district litigation
May 2024 Storm Events	The sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes and resulted in widespread damage to Houston Electric’s electric delivery system
Merger	The merger of Merger Sub with and into Vectren on the terms and subject to the conditions set forth in the Merger Agreement, with Vectren continuing as the surviving corporation and as a wholly-owned subsidiary of CenterPoint Energy, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of April 21, 2018, among CenterPoint Energy, Vectren and Merger Sub
Merger Sub	Pacer Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of CenterPoint Energy
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Corporation
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
Posey Solar	Posey Solar, LLC, a special purpose entity
PPA	Power Purchase Agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Houston Electric and CERC, collectively
REP	Retail electric provider
Restoration Bond Company	CenterPoint Energy Restoration Bond Company, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and CEOH from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
RRA	Rate Regulation Adjustment
RSP	Rate Stabilization Plan
S&P	S&P Global Ratings
Scope 1 emissions	Direct source of emissions from a company’s operations
Scope 2 emissions	Indirect source of emissions from a company’s energy usage
Scope 3 emissions	Indirect source of emissions from a company’s end-users
SEC	Securities and Exchange Commission

GLOSSARY
Securitization Bonds	Transition and system restoration bonds issued by the Bond Companies and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
Series A Preferred Stock	CenterPoint Energy’s Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SIGECO Securitization Bonds	SIGECO Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds
SIGECO Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
SOFR	Secured Overnight Financing Rate
SRC	Sales Reconciliation Component
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as temporary generation
Topic 326	Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
VUH	Vectren Utility Holdings, LLC, which converted its corporate structure from Vectren Utility Holdings, Inc. to a limited liability company on June 30, 2022, a wholly-owned subsidiary of Vectren
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of September 30, 2024 and December 31, 2023, consisted of AT&T Common, Charter Common and WBD Common
2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 20, 2024
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
•our ability to fund and invest planned capital and the timely recovery of our investments, including the timing of and amounts sought for those related to Indiana Electric’s generation transition plan as part of its IRPs and Houston Electric’s GHRI and longer-term resiliency plans;
•our ability to successfully construct, operate, repair and maintain electric generating facilities, natural gas facilities, TEEEF and electric transmission facilities, including complying with applicable environmental standards and the implementation of a well-balanced energy and resource mix, as appropriate;
•timely and appropriate rate actions that allow and authorize timely recovery of costs and a reasonable return on investment, including the timing of and amounts sought for recovery of Houston Electric’s TEEEF leases and restoration costs relating to the May 2024 Storm Events and Hurricane Beryl, and requested or favorable adjustments to rates and approval of other requested items as part of base rate proceedings;
•economic conditions in regional and national markets, including changes to inflation and interest rates, and their effect on sales, prices and costs;
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
•state and federal legislative and regulatory actions or developments affecting various aspects of our businesses, including, among others, any actions resulting from the May 2024 Storm Events and/or Hurricane Beryl, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates charged by our regulated businesses;
•our ability to execute Houston Electric’s GHRI and longer-term resiliency plans;
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
•timely and appropriate regulatory actions, which include actions allowing requested securitization, for any hurricanes or other severe weather events, such as the May 2024 Storm Events and Hurricane Beryl, or natural disasters or other amounts sought for recovery of costs, including stranded coal-fired generation asset costs;
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
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K, which are incorporated herein by reference, Item 1A of Part II of this combined Form 10-Q, and in other reports that the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,842	$1,849	$6,341	$6,355
Non-utility revenues	14	11	40	159
Total	1,856	1,860	6,381	6,514
Expenses:
Utility natural gas, fuel and purchased power	197	192	1,217	1,550
Non-utility cost of revenues, including natural gas	1	1	2	98
Operation and maintenance	775	648	2,162	1,990
Depreciation and amortization	334	374	1,083	1,042
Taxes other than income taxes	125	127	410	395
Total	1,432	1,342	4,874	5,075
Operating Income	424	518	1,507	1,439
Other Income (Expense):
Gain (loss) on equity securities	54	49	(10)	56
Gain (loss) on indexed debt securities	(53)	(47)	14	(52)
Loss on sale	—	—	—	(12)
Interest expense and other finance charges	(191)	(176)	(601)	(489)
Interest expense on Securitization Bonds	(4)	(7)	(15)	(11)
Other income, net	15	13	39	39
Total	(179)	(168)	(573)	(469)
Income Before Income Taxes	245	350	934	970
Income tax expense	52	68	163	245
Net Income	193	282	771	725
Income allocated to preferred shareholders	—	26	—	50
Income Available to Common Shareholders	$193	$256	$771	$675

Basic Earnings Per Common Share	$0.30	$0.41	$1.20	$1.07
Diluted Earnings Per Common Share	$0.30	$0.40	$1.20	$1.07

Weighted Average Common Shares Outstanding, Basic	648	631	640	631
Weighted Average Common Shares Outstanding, Diluted	648	633	641	633

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$193	$282	$771	$725
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0-, $-0-, and $-0-)	1	1	2	—
Net deferred gain from cash flow hedges (net of tax of $0, $-0-, $1, and $-0-)	—	2	4	2
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	(1)	—	(1)	—
Total	—	3	5	2
Comprehensive income	193	285	776	727
Income allocated to preferred shareholders	—	26	—	50
Comprehensive income available to common shareholders	$193	$259	$776	$677

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($111 and $90 related to VIEs, respectively)	$112	$90
Investment in equity securities	531	541
Accounts receivable ($2 and $21 related to VIEs, respectively), less allowance for credit losses of $29 and $27, respectively	701	710
Accrued unbilled revenues ($2 and $2 related to VIEs, respectively), less allowance for credit losses of $1 and $2, respectively	338	516
Natural gas and coal inventory	184	197
Materials and supplies	549	573
Non-trading derivative assets	1	—
Taxes receivable	169	94
Current assets held for sale	1,346	—
Regulatory assets	243	161
Prepaid expenses and other current assets ($13 and $15 related to VIEs, respectively)	96	145
Total current assets	4,270	3,027
Property, Plant and Equipment, net:
Property, plant and equipment	41,891	40,396
Less: accumulated depreciation and amortization	10,453	10,543
Property, plant and equipment, net	31,438	29,853
Other Assets:
Goodwill	3,943	4,160
Regulatory assets ($316 and $402 related to VIEs, respectively)	3,007	2,513
Other non-current assets	235	162
Total other assets	7,185	6,835
Total Assets	$42,893	$39,715

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2024	December 31, 2023
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$4
Current portion of VIE Securitization Bonds long-term debt	94	178
Indexed debt, net	3	5
Current portion of other long-term debt	51	872
Indexed debt securities derivative	591	605
Accounts payable	1,684	917
Taxes accrued	265	291
Interest accrued	229	236
Dividends accrued	137	126
Customer deposits	96	111
Non-trading derivative liabilities	5	9
Current liabilities held for sale	220	—
Other current liabilities	461	510
Total current liabilities	3,836	3,864
Other Liabilities:
Deferred income taxes, net	4,383	4,079
Non-trading derivative liabilities	2	3
Benefit obligations	591	572
Regulatory liabilities	3,031	3,208
Other non-current liabilities	786	763
Total other liabilities	8,793	8,625
Long-term Debt, net:
VIE Securitization Bonds, net	314	320
Other long-term debt, net	19,415	17,239
Total long-term debt, net	19,729	17,559
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 651,721,174 shares and 631,225,829 shares outstanding, respectively	6	6
Additional paid-in capital	9,091	8,604
Retained earnings	1,468	1,092
Accumulated other comprehensive loss	(30)	(35)
Total shareholders’ equity	10,535	9,667
Total Liabilities and Shareholders’ Equity	$42,893	$39,715

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$771	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,083	1,042
Deferred income taxes	238	94
Loss on divestitures	—	12
Loss (gain) on equity securities	10	(56)
Loss (gain) on indexed debt securities	(14)	52
Pension contributions	(5)	(30)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	145	528
Inventory	19	63
Taxes receivable	(75)	(47)
Accounts payable	(247)	(443)
Current regulatory assets and liabilities	(91)	1,173
Non-current regulatory assets and liabilities	(553)	(71)
Other current assets and liabilities	(25)	(41)
Other non-current assets and liabilities	31	59
Other operating activities, net	(37)	9
Net cash provided by operating activities	1,250	3,069
Cash Flows from Investing Activities:
Capital expenditures	(2,501)	(3,323)
Proceeds from divestitures	—	145
Other investing activities, net	(58)	(12)
Net cash used in investing activities	(2,559)	(3,190)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(2)	(14)
Payments of commercial paper, net	(520)	(1,496)
Proceeds from long-term debt and term loans, net	2,757	5,574
Payments of long-term debt and term loans, including make-whole premiums	(963)	(2,613)
Payment of debt issuance costs	(25)	(50)
Payment of dividends on Common Stock	(384)	(359)
Payment of dividends on Preferred Stock	—	(49)
Proceeds from issuance of Common Stock, net	494	—
Redemption of Series A Preferred Stock	—	(800)
Other financing activities, net	(28)	(25)
Net cash provided by financing activities	1,329	168
Net Increase in Cash, Cash Equivalents and Restricted Cash	20	47
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	109	91
Cash, Cash Equivalents and Restricted Cash at End of Period	$129	$138

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value amounts)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of period	—	$—	1	$790	—	$—	1	$790
Redemption of Series A Preferred Stock	—	—	(1)	(790)	—	—	(1)	(790)
Balance, end of period	—	—	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	642	6	631	6	631	6	630	6
Issuances of Common Stock	10	—	—	—	19	—	—	—
Issuances related to benefit and investment plans	—	—	—	—	2	—	1	—
Balance, end of period	652	6	631	6	652	6	631	6
Additional Paid-in-Capital
Balance, beginning of period		8,836		8,570		8,604		8,568
Issuances of Common Stock, net of issuance costs		247		—		494		—
Issuances related to benefit and investment plans		8		11		(7)		13
Balance, end of period		9,091		8,581		9,091		8,581
Retained Earnings
Balance, beginning of period		1,542		1,032		1,092		709
Net income		193		282		771		725
Common Stock dividends declared (see Note 18)		(267)		(246)		(395)		(366)
Preferred Stock dividends declared (see Note 18)		—		(41)		—		(41)
Balance, end of period		1,468		1,027		1,468		1,027
Accumulated Other Comprehensive Loss
Balance, beginning of period		(30)		(32)		(35)		(31)
Other comprehensive income		—		3		5		2
Balance, end of period		(30)		(29)		(30)		(29)
Total Shareholders’ Equity		$10,535		$9,585		$10,535		$9,585

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues	$1,058	$1,083	$3,003	$2,784
Expenses:
Operation and maintenance	533	409	1,426	1,190
Depreciation and amortization	171	210	580	555
Taxes other than income taxes	71	70	221	201
Total	775	689	2,227	1,946
Operating Income	283	394	776	838
Other Income (Expense):
Interest expense and other finance charges	(74)	(69)	(229)	(185)
Interest expense on Securitization Bonds	(1)	(2)	(3)	(6)
Other income, net	12	5	33	22
Total	(63)	(66)	(199)	(169)
Income Before Income Taxes	220	328	577	669
Income tax expense	41	72	112	147
Net Income	$179	$256	$465	$522

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($96 and $76 related to VIEs, respectively)	$97	$76
Accounts receivable ($1 and $19 related to VIEs, respectively), less allowance for credit losses of $1 and $1, respectively	446	295
Accounts and notes receivable–affiliated companies	13	251
Accrued unbilled revenues	191	142
Materials and supplies	393	409
Taxes receivable	—	38
Prepaid expenses and other current assets ($13 and $13 related to VIEs, respectively)	24	48
Total current assets	1,164	1,259
Property, Plant and Equipment, net:
Property, plant and equipment	21,371	19,515
Less: accumulated depreciation and amortization	4,568	4,469
Property, plant and equipment, net	16,803	15,046
Other Assets:
Regulatory assets ($-0- and $74 related to VIEs, respectively)	1,288	752
Other non-current assets	41	29
Total other assets	1,329	781
Total Assets	$19,296	$17,086

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2024	December 31, 2023
	(in millions)
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE Securitization Bonds long-term debt	$81	$161
Accounts payable	1,314	351
Accounts and notes payable–affiliated companies	156	104
Taxes accrued	153	155
Interest accrued	120	99
Other current liabilities	134	111
Total current liabilities	1,958	981
Other Liabilities:
Deferred income taxes, net	1,465	1,406
Benefit obligations	40	32
Regulatory liabilities	966	1,025
Other non-current liabilities	92	107
Total other liabilities	2,563	2,570
Long-Term Debt, net	8,126	7,426
Commitments and Contingencies (Note 13)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	5,069	4,745
Retained earnings	1,580	1,364
Total member’s equity	6,649	6,109
Total Liabilities and Member’s Equity	$19,296	$17,086

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$465	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	580	555
Deferred income taxes	42	117
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(203)	(211)
Accounts receivable/payable–affiliated companies	(19)	(9)
Inventory	16	(18)
Accounts payable	(113)	(23)
Taxes receivable	38	(8)
Current regulatory assets and liabilities	(1)	6
Non-current regulatory assets and liabilities	(527)	(119)
Other current assets and liabilities	53	18
Other non-current assets and liabilities	(10)	44
Other operating activities, net	(15)	(16)
Net cash provided by operating activities	306	858
Cash Flows from Investing Activities:
Capital expenditures	(1,171)	(1,724)
Decrease (increase) in notes receivable–affiliated companies	238	(400)
Other investing activities, net	(111)	(8)
Net cash used in investing activities	(1,044)	(2,132)
Cash Flows from Financing Activities:
Proceeds from long-term debt and term loan, net	699	1,398
Payments of long-term debt	(80)	(77)
Increase (decrease) in notes payable–affiliated companies	71	(642)
Dividend to parent	(249)	(239)
Contribution from parent	324	885
Payment of debt issuance costs	(4)	(12)
Other financing activities, net	(2)	(1)
Net cash provided by financing activities	759	1,312
Net Increase in Cash, Cash Equivalents and Restricted Cash	21	38
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	89	88
Cash, Cash Equivalents and Restricted Cash at End of Period	$110	$126

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,975		4,510		4,745		3,860
Contribution from parent		94		235		324		885
Balance, end of period		5,069		4,745		5,069		4,745
Retained Earnings
Balance, beginning of period		1,495		1,244		1,364		1,138
Net income		179		256		465		522
Dividend to parent		(94)		(79)		(249)		(239)
Balance, end of period		1,580		1,421		1,580		1,421
Total Member’s Equity		$6,649		$6,166		$6,649		$6,166

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues:
Utility revenues	$589	$574	$2,757	$3,014
Non-utility revenues	11	9	34	31
Total	600	583	2,791	3,045
Expenses:
Utility natural gas	140	141	1,046	1,399
Non-utility cost of revenues, including natural gas	1	1	2	2
Operation and maintenance	207	187	614	616
Depreciation and amortization	124	125	389	365
Taxes other than income taxes	51	53	176	181
Total	523	507	2,227	2,563
Operating Income	77	76	564	482
Other Income (Expense):
Interest expense and other finance charges	(38)	(44)	(145)	(131)
Other income, net	4	6	10	12
Total	(34)	(38)	(135)	(119)
Income Before Income Taxes	43	38	429	363
Income tax expense	9	10	84	80
Net Income	$34	$28	$345	$283

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income	$34	$28	$345	$283
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	(1)	(1)
Other comprehensive loss	—	—	(1)	(1)
Comprehensive income	$34	$28	$344	$282

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, less allowance for credit losses of $24 and $25, respectively	201	356
Accrued unbilled revenues, less allowance for credit losses of $1 and $1, respectively	111	329
Accounts and notes receivable–affiliated companies	23	43
Materials and supplies	109	107
Natural gas inventory	144	156
Non-trading derivative assets	1	—
Taxes receivable	106	101
Current assets held for sale	1,251	—
Regulatory assets	242	161
Prepaid expenses and other current assets	30	55
Total current assets	2,219	1,309
Property, Plant and Equipment, net:
Property, plant and equipment	15,295	15,672
Less: accumulated depreciation and amortization	4,110	4,169
Property, plant and equipment, net	11,185	11,503
Other Assets:
Goodwill	1,461	1,583
Regulatory assets	816	850
Other non-current assets	112	51
Total other assets	2,389	2,484
Total Assets	$15,793	$15,296

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2024	December 31, 2023
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term borrowings	$—	$4
Current portion of long-term debt	10	—
Accounts payable	254	392
Accounts payable–affiliated companies	79	99
Taxes accrued	120	145
Interest accrued	50	70
Customer deposits	81	95
Non-trading derivative liabilities	4	8
Current liabilities held for sale	220	—
Other current liabilities	231	274
Total current liabilities	1,049	1,087
Other Liabilities:
Deferred income taxes, net	1,372	1,246
Non-trading derivative liabilities	2	3
Benefit obligations	73	74
Regulatory liabilities	1,808	1,882
Other non-current liabilities	474	455
Total other liabilities	3,729	3,660
Long-Term Debt, net	4,772	4,670
Commitments and Contingencies (Note 13)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,519	4,229
Retained earnings	1,709	1,634
Accumulated other comprehensive income	15	16
Total stockholder’s equity	6,243	5,879
Total Liabilities and Stockholder’s Equity	$15,793	$15,296

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$345	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389	365
Deferred income taxes	95	(113)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	333	724
Accounts receivable/payable–affiliated companies	(1)	57
Inventory	(9)	90
Taxes receivable	(5)	—
Accounts payable	(124)	(384)
Current regulatory assets and liabilities	(89)	1,129
Non-current regulatory assets and liabilities	(20)	63
Other current assets and liabilities	(41)	64
Other non-current assets and liabilities	18	(5)
Other operating activities, net	(33)	(3)
Net cash provided by operating activities	858	2,270
Cash Flows from Investing Activities:
Capital expenditures	(1,027)	(1,219)
Decrease (increase) in notes receivable–affiliated companies	1	(86)
Other investing activities, net	44	(15)
Net cash used in investing activities	(982)	(1,320)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(2)	(14)
Payments of commercial paper, net	(287)	(805)
Proceeds from long-term debt and term loan, net	399	2,006
Payments of long-term debt and term loan	—	(2,275)
Dividends to parent	(270)	(347)
Payment of debt issuance costs	(4)	(13)
Contribution from parent	290	500
Other financing activities, net	(2)	(1)
Net cash provided by (used in) financing activities	124	(949)
Net Increase in Cash, Cash Equivalents and Restricted Cash	—	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1	—
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$1

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,519		4,229		4,229		3,729
Contribution from parent		—		—		290		500
Balance, end of period		4,519		4,229		4,519		4,229
Retained Earnings
Balance, beginning of period		1,699		1,562		1,634		1,618
Net income		34		28		345		283
Dividend to parent		(24)		(36)		(270)		(347)
Balance, end of period		1,709		1,554		1,709		1,554
Accumulated Other Comprehensive Income
Balance, beginning of period		15		15		16		16
Other comprehensive loss		—		—		(1)		(1)
Balance, end of period		15		15		15		15
Total Stockholder’s Equity		$6,243		$5,798		$6,243		$5,798

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

COMBINED NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. This combined Form 10-Q is filed separately by three registrants: CenterPoint Energy, Houston Electric and CERC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other Registrants or the subsidiaries of CenterPoint Energy other than itself or its subsidiaries.

Except as discussed in Note 11, no registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

Basis of Presentation. Included in this combined Form 10-Q are the Interim Condensed Financial Statements of CenterPoint Energy, Houston Electric and CERC, which are referred to collectively as the Registrants. The Interim Condensed Financial Statements, which omit certain financial statement disclosures, are unaudited and should be read with the Registrants’ financial statements included in the Registrants’ combined 2023 Form 10-K. The Combined Notes to Interim Condensed Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated. The Interim Condensed Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

Background. CenterPoint Energy is a public utility holding company. On June 30, 2023, CenterPoint Energy completed the sale of its indirect subsidiary, Energy Systems Group, to an unaffiliated third party. On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas LDC businesses. The transaction is expected to close in the first quarter of 2025. For additional information, see Note 3.

As of September 30, 2024, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of September 30, 2024, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 15.

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

As of September 30, 2024, CenterPoint Energy, Houston Electric and SIGECO had VIEs including Bond Company IV and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or facilitating the securitization financing of qualified costs in the second quarter of 2023 associated with the completed retirement of SIGECO’s A.B. Brown coal generation facilities. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is the VIE’s primary beneficiary. For further information, see Note 6. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of Bond Company IV or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

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

The Registrants record assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the three and nine months ended September 30, 2024. See Note 9 for further information about the allocation of goodwill to the businesses to be sold.

The assets and liabilities of the Louisiana and Mississippi natural gas LDC businesses classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, included the following:

	September 30, 2024
	CenterPoint Energy	CERC
	(in millions)
Receivables, net	$9	$9
Accrued unbilled revenues	11	11
Natural gas inventory	6	6
Materials and supplies	13	13
Property, plant and equipment, net	1,030	1,030
Goodwill	217	122
Regulatory assets	57	57
Other	3	3
Total current assets held for sale	$1,346	$1,251

Short-term borrowings	$3	$3
Accounts payable	18	18
Customer deposits	14	14
Regulatory liabilities	92	92
Other	93	93
Total current liabilities held for sale	$220	$220

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

The pre-tax income for the Louisiana and Mississippi natural gas LDC businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Income (loss) Before Income Taxes	$1	$(2)	$45	$33

Divestiture of Energy Systems Group. On May 21, 2023, CenterPoint Energy, through its subsidiary Vectren Energy Services, entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023, and CenterPoint Energy received $154 million in cash. Additionally, as of September 30, 2024, CenterPoint Energy had a payable of approximately $2 million to ESG Holdings Group for working capital and other adjustments set forth in the Equity Purchase Agreement, which had not yet been finalized. For a discussion of CenterPoint Energy’s pre-disposition guarantees related to Energy Systems Group, see Note 13(b).

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

The pre-tax loss for Energy Systems Group, excluding interest and corporate allocations, included in CenterPoint Energy’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in millions)
Loss Before Income Taxes	$—	$4

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

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended September 30, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,245	$603	$1	$1,849
Other (1)	(2)	8	1	7
Total revenues	$1,243	$611	$2	$1,856

	Nine Months Ended September 30, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$3,504	$2,842	$3	$6,349
Other (1)	(5)	34	3	32
Total revenues	$3,499	$2,876	$6	$6,381

	Three Months Ended September 30, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,274	$589	$1	$1,864
Other (1)	(13)	8	1	(4)
Total revenues	$1,261	$597	$2	$1,860

	Nine Months Ended September 30, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$3,272	$3,100	$125	$6,497
Other (1)	(22)	36	3	17
Total revenues	$3,250	$3,136	$128	$6,514

(1)Primarily consists of income from ARPs and leases. Total lease income was $1 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $5 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively.

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenue from contracts with customers	$1,065	$1,100	$3,024	$2,821
Other (1)	(7)	(17)	(21)	(37)
Total revenues	$1,058	$1,083	$3,003	$2,784

(1)Primarily consists of income from ARPs and leases. Lease income was not significant for the three and nine months ended September 30, 2024 and 2023.

CERC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenue from contracts with customers	$593	$575	$2,760	$3,012
Other (1)	7	8	31	33
Total revenues	$600	$583	$2,791	$3,045

(1)Primarily consists of income from ARPs and leases. Lease income was $1 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and $3 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The opening and closing balances of accounts receivable, accrued unbilled revenues and contract liabilities from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable	Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2023	$652	$516	$2
Closing balance as of September 30, 2024	650	349	5
Increase (decrease)	$(2)	$(167)	$3

The amount of revenue recognized during the nine months ended September 30, 2024 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between CenterPoint Energy’s performance and the customer’s payment.

Houston Electric

	Accounts Receivable	Accrued Unbilled Revenues	Contract Liabilities
	(in millions)
Opening balance as of December 31, 2023	$275	$142	$2
Closing balance as of September 30, 2024	421	191	5
Increase	$146	$49	$3

The amount of revenue recognized during the nine months ended September 30, 2024 that was included in the opening contract liability was $2 million. The difference between the opening and closing balances of the contract liabilities primarily results from the timing difference between Houston Electric’s performance and the customer’s payment.

CERC

	Accounts Receivable	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2023	$330	$329
Closing balance as of September 30, 2024	183	122
Decrease	$(147)	$(207)

CERC does not have any opening or closing contract asset or contract liability balances.

Remaining Performance Obligations (CenterPoint Energy). Following the completed sale of Energy Systems Group on June 30, 2023, as discussed in Note 3, CenterPoint Energy had no remaining performance obligations.

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

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Service cost (1)	$6	$6	$18	$19
Interest cost (2)	18	19	55	57
Expected return on plan assets (2)	(19)	(19)	(56)	(57)
Amortization of net loss (2)	7	7	21	21
Net periodic cost	$12	$13	$38	$40

(1)Included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest cost (2)	$3	$1	$1	$3	$1	$1
Expected return on plan assets (2)	(1)	(1)	(1)	(1)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	(1)	1	(1)	(1)	1
Amortization of net loss (2)	(2)	(1)	(1)	(2)	(1)	(1)
Net periodic cost (benefit)	$(1)	$(2)	$—	$(1)	$(2)	$1

	Nine Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	9	4	3	9	4	3
Expected return on plan assets (2)	(4)	(3)	(1)	(4)	(3)	—
Amortization of prior service cost (credit) (2)	(2)	(4)	2	(2)	(4)	2
Amortization of net loss (2)	(6)	(3)	(2)	(6)	(3)	(2)
Net periodic cost (benefit)	$(2)	$(6)	$2	$(2)	$(6)	$3
(1)Included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected contributions to pension plans	$11	$—	$—
Expected contributions to postretirement benefit plans	8	1	4

The table below reflects the contributions made to the pension and postretirement benefit plans during the periods presented:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$2	$—	$—	$5	$—	$—
Postretirement benefit plans	2	—	1	6	—	4

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

	September 30, 2024			December 31, 2023
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Unrecognized equity return	$226	$76	$85	$204	$75	$69

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

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$1	$—	$1	$14	$14	$—

	Nine Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$22	$19	$2	$32	$30	$1

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana, Louisiana and Texas, and continue to recover the natural gas cost in Minnesota. As of September 30, 2024, CenterPoint Energy and CERC had each recorded current regulatory assets of $67 million and non-current regulatory assets of $83 million associated with the February 2021 Winter Storm Event. As of December 31, 2023, CenterPoint Energy and CERC had each recorded current regulatory assets of $86 million and non-current regulatory assets of $130 million associated with the February 2021 Winter Storm Event.

As of September 30, 2024 and December 31, 2023, as authorized by the PUCT, both CenterPoint Energy and Houston Electric had each recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, both CenterPoint Energy and Houston Electric had each recorded a regulatory asset of $18 million and $17 million as of September 30, 2024 and December 31, 2023, respectively, and requested reimbursement of costs associated with the February 2021 Winter Storm Event in Houston Electric’s rate case, which was filed in March 2024. On August 1, 2024, Houston Electric announced that it was withdrawing its base rate application with the PUCT in order to focus on addressing the impacts of Hurricane Beryl in its service territory and accelerating preparedness and resiliency efforts for the remaining storm season. Subsequently, intervenors filed a motion to challenge the withdrawal of the base rate proceeding. On August 16, 2024, the ALJ issued an order denying the requested withdrawal of the base rate proceeding, leaving the base rate proceeding abated. Houston Electric filed an appeal of the ALJ’s order to the PUCT, and on October 24, 2024, the PUCT heard oral arguments on the appeal and indicated that they will decide the appeal on November 14, 2024.

See Note 13(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization

The Texas Natural Gas Securitization Finance Corporation issued customer rate relief bonds in March 2023, and on March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in cash proceeds from the issuance and sale of the state’s customer rate relief bonds. The proceeds from the state’s customer rate relief bonds included carrying costs incurred through August 2022. Incremental carrying costs incurred after August 2022 until the date the proceeds were received are recorded in a separate regulatory asset; the most recent CERC rate proceeding in Texas included a request for recovery of this regulatory asset and was included in the settlement agreement approved by the Railroad Commission in June 2024. As CenterPoint Energy and CERC have no future financial obligations for the repayment of the state’s customer rate relief bonds, the customer rate relief bonds are not recorded on CenterPoint Energy’s or CERC’s balance sheets. The $1.1 billion in cash proceeds from the state’s customer rate relief bonds is considered to be a government grant. The state’s customer rate relief bonds are backed in part by customer rate relief property, including customer rate relief charges, which are non-bypassable uniform monthly volumetric charges to be paid by all existing and future sales customers as a component of each regulated utility’s gas cost, separate from their base rate. CERC only acts as a collection agent, whose duties include management, servicing and administration of a portion of the customer rate relief property which is associated with the customer rate relief charge imposed on customers of CERC under the guidance and direction from the Railroad Commission. The Texas Natural Gas Securitization Finance Corporation, and not CenterPoint Energy or CERC, is the owner of the customer rate relief property. The assets of the Texas Natural Gas Securitization Finance Corporation are not available to pay creditors of CenterPoint Energy, CERC, or their affiliates. While the customer rate relief charges will be included by CERC in their monthly billings, the billing amount is established by the Railroad Commission. CERC will remit all customer rate relief charges collected to the financing entity set up by the Railroad Commission. Therefore, the collection and servicing of customer rate relief charges have no impact on the respective Condensed Statements of Consolidated Income of CenterPoint Energy or CERC.

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

The SIGECO Securitization Bonds are secured by the securitization property, which includes the right to recover, through non-bypassable securitization charges payable by SIGECO’s retail electric customers, the qualified costs of SIGECO authorized by the IURC order. The SIGECO Securitization Subsidiary, and not SIGECO, is the owner of the securitization property, and the assets of the SIGECO Securitization Subsidiary are not available to pay the creditors of SIGECO or its affiliates, other than the SIGECO Securitization Subsidiary. SIGECO has no payment obligations with respect to the SIGECO Securitization Bonds except to remit collections of securitization charges as set forth in a servicing agreement between SIGECO and the SIGECO Securitization Subsidiary. The non-bypassable securitization charges are subject to a true-up mechanism.

Houston Electric TEEEF

Pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (temporary generation) which are detailed in Note 19. Houston Electric initially sought recovery of the lease costs and the applicable return as of December 31, 2021 under these lease agreements of approximately $200 million in its DCRF application filed with the PUCT on April 5, 2022, and subsequently amended on July 1, 2022, to show temporary generation in a separate Rider TEEEF. A final order was issued on April 5, 2023 approving a revenue requirement of $39 million that results in full recovery of costs requested but lengthens the amortization period for the short-term lease to be collected over 82.5 months. On May 25, 2023, the PUCT issued its order on rehearing which clarified some of the findings, but did not change the approval of TEEEF cost recovery. The PUCT’s decision on the first TEEEF filing is final and non-appealable.

On April 5, 2023, Houston Electric made its second TEEEF filing requesting recovery of TEEEF related costs incurred through December 31, 2022. Houston Electric requested a new annual revenue requirement of approximately $188 million using 78 months to amortize the related deferred costs for proposed rates beginning September 2023, a net increase in TEEEF revenues of approximately $149 million. On August 28, 2023, the State Office of Administrative Hearings issued an Order setting interim rates to collect an annual revenue requirement at the filed amount. Interim rates became effective on September 1, 2023, subject to surcharge or refund if they differ from the final rates approved by the PUCT. An agreement in principle was reached which reduced the annual revenue requirement by approximately $35 million based on recovering the balance as of December 31, 2022 over a 102 month amortization period (instead of the 78 month period in the initial filing) and also allows for revised interim rates (to incorporate the agreement in principle and the initial interim rates that have been in place since September 1, 2023). The updated interim rates were implemented on December 15, 2023 and approved by the PUCT pursuant to its order issued on February 1, 2024 when the PUCT approved the agreement in principle. The PUCT’s decision on the second TEEEF filing is final and non-appealable.

On September 11, 2024, the Texas Consumer Association (“TCA”) filed a complaint with the PUCT requesting that the PUCT modify its rulings with respect to its prior decisions related to the TEEEF filings made in 2022 and 2023. Specifically, TCA requested that the PUCT end cost recovery and return on investment on all the large 32 MW and 5 MW TEEEF units approved in docket 53442. On October 2, 2024, Houston Electric filed a response to the TCA complaint and requested that the complaint be dismissed due to the principles of res judicata and collateral estoppel. On October 8, 2024, TCA supplemented its complaint and on October 9, 2024, PUCT staff filed a statement of position stating that Houston Electric’s response provided a strong argument for dismissal of the complaint, but also stating that it would be prudent to have a thorough legal argument from TCA. On October 10, 2024, PUCT issued Order No. 2 finding the TCA complaint insufficient and requiring supplemental information or amendment from TCA by October 24, 2024; TCA filed supplemental information on October 24, 2024.

Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of September 30, 2024. Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the ongoing proceedings and did not record any impairments on its right of use assets in the year ended December 31, 2023 nor the three and nine months ended September 30, 2024. See Note 19 for further information.

May 2024 Storm Events

Houston Electric’s service territory experienced sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes. The May 2024 Storm Events caused significant damage to Houston Electric’s electric delivery system. As of September 30, 2024, Houston Electric had recorded $345 million in Property, plant and equipment and $74 million in Regulatory assets, excluding carrying costs, for such restoration costs. Based on currently available information, as of September 30, 2024, Houston Electric estimates that total costs to restore the electric delivery facilities damaged as a result of the May 2024 Storm Events will be approximately $462 million, excluding carrying costs. These preliminary estimates are subject to revision as certain restoration costs are expected to be incurred through the end of 2025.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole-mounted equipment that comprise Houston Electric’s transmission and distribution system are not covered by property insurance. Houston Electric is deferring certain storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. The ultimate recovery of the costs (or a portion thereof) is expected to be sought through the issuance and sale of non-recourse securitization bonds for distribution-related costs and the TCOS capital mechanism for transmission-related costs. However, neither the amount nor timing of the recovery is certain.

See Note 11 for further information regarding a term loan facility to fund certain costs related to the May 2024 Storm Events.

Hurricane Beryl

On July 8, 2024, Hurricane Beryl made landfall in Texas, bringing sustained winds, storm surges and torrential rain into Houston Electric’s service territory. Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system. Based on currently available information, as of September 30, 2024, Houston Electric estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Beryl will be approximately $1.1 billion, excluding carrying costs. As of September 30, 2024, Houston Electric had recorded $670 million in Property, plant and equipment and $453 million in Regulatory assets, excluding carrying costs, for such restoration costs.

Houston Electric is deferring certain storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. Similar to the costs related to the May 2024 Storm Events, insurance coverage was not available for damages to much of our transmission and distribution assets. The ultimate recovery of the costs (or a portion thereof) relating to Hurricane Beryl is expected to be sought through the issuance and sale of non-recourse securitization bonds for distribution-related costs. However, neither the amount nor timing of the recovery is certain.

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

The table below summarizes CenterPoint Energy’s and Houston Electric’s outstanding interest rate hedging activity:

	September 30, 2024	December 31, 2023
Hedging Classification	Notional Principal
	(in millions)
CenterPoint Energy:
Cash flow hedge (1) (2)	$—	$200
Economic hedge (3)	$150	$—
Houston Electric:
Cash flow hedge (2)	$—	$100
Economic hedge (3)	$150	$—
(1)Relates to interest rate derivative instruments at CenterPoint Energy that terminated on May 8, 2024. The interest rate swap agreements were designated as cash flow hedges of forecasted transactions. CenterPoint Energy records all changes in the fair value of cash flow hedges in accumulated other comprehensive income (loss) until the underlying hedged transaction occurs, when it reclassifies that amount into earnings.
(2)Relates to interest rate derivative instruments at Houston Electric that terminated on February 26, 2024. The interest rate treasury lock agreements were designated as cash flow hedges of forecasted transactions. Houston Electric records all changes in the fair value of cash flow hedges to a regulatory asset or liability, which is amortized over the life of the associated debt being hedged.
(3)Relates to interest rate derivative instruments at Houston Electric with a termination date of December 24, 2025.

(b)Derivative Fair Values and Financial Statement Presentation

CenterPoint Energy and Houston Electric had no interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2024. Houston Electric’s interest rate derivatives not designated as cash flow hedges were not material as of September 30, 2024. CenterPoint Energy’s interest rate derivatives designated as cash flow hedges were not material as of December 31, 2023 and were included in current Non-trading derivative liabilities on CenterPoint Energy’s Condensed Consolidated Balance Sheets. Houston Electric’s interest rate derivatives designated as cash flow hedges were not material as of December 31, 2023 and were included in Prepaid expenses and other current assets on Houston Electric’s Condensed Consolidated Balance Sheets.

The following tables provide a balance sheet overview of the Registrants’ derivative assets and liabilities in the periods presented:

		September 30, 2024		December 31, 2023
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
CenterPoint Energy:		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$1	$—	$—	$—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	—	5	—	9
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	2	—	3
Indexed debt securities derivative (2)	Current Liabilities	—	591	—	605
	Total	$1	$598	$—	$617
(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract was in a liability position with no offsetting amounts as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the notional volume of natural gas derivatives were 32,251 MMBtu per day and 27,421 MMBtu per day, respectively.
(2)Derivative component of the ZENS obligation that represents the ZENS holder’s option to receive the appreciated value of the reference shares at maturity and other payments to which they may be entitled. See Note 10 for further information.

		September 30, 2024		December 31, 2023
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value	Derivative Assets Fair Value	Derivative Liabilities Fair Value
CERC:		(in millions)
Derivatives not designated as hedging instruments:
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$1	$—	$—	$—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	—	4	—	8
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	2	—	3
	Total	$1	$6	$—	$11
(1)Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due. However, the mark-to-market fair value of each natural gas contract was in a liability position with no offsetting amounts as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the notional volume of natural gas derivatives were 27,644 MMBtu per day and 23,504 MMBtu per day, respectively.

The table below provides the related income statement impacts of derivative activity for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2024	2023	2024	2023
CenterPoint Energy:				(in millions)
Derivatives not designated as hedging instruments:
Indexed debt securities derivative (1)	Gain (loss) on indexed debt securities	$(53)	$(47)	$14	$(52)
(1)The indexed debt securities derivative is recorded at fair value and changes in the fair value are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Cash inflows and outflows associated with derivatives are included in operating activities on the statement of cash flows.

(c) Credit Risk Contingent Features (CenterPoint Energy and CERC)

Certain of CenterPoint Energy’s and CERC’s derivative instruments contain provisions that require CenterPoint Energy and CERC to maintain an investment grade credit rating on their respective long-term unsecured unsubordinated debt from S&P and Moody’s. If CenterPoint Energy’s or CERC’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or additional collateral. No collateral had been posted for CenterPoint Energy or CERC as of September 30, 2024 or December 31, 2023. The table below sets forth additional detail for the periods presented:

	September 30, 2024		December 31, 2023
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Aggregate fair value of derivatives containing material adverse change provisions in a net liability position	$5	$4	$9	$8
Additional collateral required to be posted if credit risk contingent features triggered	5	4	9	8
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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets. A market approach is utilized to value the Registrants’ Level 2 interest rate derivative assets or liabilities and natural gas derivative assets or liabilities. CenterPoint Energy’s Level 2 indexed debt securities derivative is valued using an option model and a discounted cash flow model, which uses projected dividends on the ZENS-Related Securities and a discount rate as observable inputs.

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

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$531	$—	$—	$531	$541	$—	$—	$541
Investments, including money market funds (1)	35	—	—	35	31	—	—	31
Natural gas derivatives	—	1	—	1	—	—	—	—
Total assets	$566	$1	$—	$567	$572	$—	$—	$572
Liabilities
Indexed debt securities derivative	$—	$591	$—	$591	$—	$605	$—	$605
Natural gas derivatives	—	7	—	7	—	12	—	12
Total liabilities	$—	$598	$—	$598	$—	$617	$—	$617

Houston Electric

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$20	$—	$—	$20	$14	$—	$—	$14
Total assets	$20	$—	$—	$20	$14	$—	$—	$14

CERC

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$15	$—	$—	$15	$15	$—	$—	$15
Natural gas derivatives	—	1	—	1	—	—	—	—
Total assets	$15	$1	$—	$16	$15	$—	$—	$15
Liabilities
Natural gas derivatives	$—	$6	$—	$6	$—	$11	$—	$11
Total liabilities	$—	$6	$—	$6	$—	$11	$—	$11
(1)Amounts are included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

Items Measured at Fair Value on a Nonrecurring Basis

As a result of classifying the Louisiana and Mississippi natural gas LDC businesses as held for sale, CenterPoint Energy and CERC used a market approach consisting of contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine the fair value of the businesses classified as held for sale, which are Level 2 inputs. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification as held for sale during the three and nine months ended September 30, 2024. See Note 3 for further information.

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

	September 30, 2024			December 31, 2023
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$19,874	$8,207	$4,782	$18,609	$7,587	$4,670
Fair value	19,270	7,596	4,806	17,804	6,917	4,627
(1)Includes Securitization Bonds, as applicable.

(9) Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment is as follows:

	December 31, 2023	Held For Sale	September 30, 2024
	(in millions)
Electric (1)	$936	$—	$936
Natural gas (2)	2,920	217	2,703
Corporate and other	304	—	304
Total	$4,160	$217	$3,943
(1)Amount presented is net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)If a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. As a result, goodwill attributable to the Louisiana and Mississippi natural gas LDC businesses to be disposed of was classified as held for sale as of September 30, 2024. CenterPoint Energy did not recognize any goodwill impairments within the Natural Gas reportable segment during the nine months ended September 30, 2024. For further information, see Note 3.

CERC’s goodwill is as follows:

	December 31, 2023	Held For Sale	September 30, 2024
	(in millions)
Goodwill (1)	$1,583	$122	$1,461
(1)In connection with the classification of the Louisiana and Mississippi natural gas LDC businesses as held for sale as of September 30, 2024 described above, goodwill attributable to CERC to be disposed of as part of the transaction was classified as held for sale as of September 30, 2024. CERC did not recognize any goodwill impairments during the nine months ended September 30, 2024. For further information, see Note 3.

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill is evaluated for impairment by performing a qualitative assessment or using a quantitative test. If we choose to perform a qualitative assessment and determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative test is then performed; otherwise, no further testing is required. The quantitative test, if required, is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. When the carrying amount is in excess of the estimated fair value of the reporting unit, the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2024 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (loss) on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
AT&T Common	$29	$(10)	$53	$(35)
Charter Common	22	63	(56)	88
WBD Common	3	(5)	(7)	3
Other	—	1	—	—
Total gains (losses) on equity securities, net	$54	$49	$(10)	$56

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

	Shares Held		Carrying Value
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
			(in millions)
AT&T Common	10,212,945	10,212,945	$224	$171
Charter Common	872,503	872,503	283	339
WBD Common	2,470,685	2,470,685	21	28
Other			3	3
Total			$531	$541

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion of which $828 million remained outstanding as of September 30, 2024. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	September 30, 2024	December 31, 2023
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of September 30, 2024, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $11 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(11) Short-term Borrowings and Long-term Debt

Inventory Financing. CenterPoint Energy’s and CERC’s Natural Gas businesses utilize third-party AMAs associated with their utility distribution service in Indiana, Louisiana, Minnesota, Mississippi and Texas. The AMAs have varying terms, the longest of which expires in 2029. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas either sells natural gas to the asset manager and agrees to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Certain of these transactions are accounted for as an inventory financing. CenterPoint Energy and CERC had $3 million outstanding obligations related to the AMAs as of September 30, 2024 and $4 million as of December 31, 2023, recorded in Short-term borrowings on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets.

Debt Issuance. In February 2024, Houston Electric issued $400 million aggregate principal amount of 5.15% general mortgage bonds due 2034. Total proceeds, net of discount, transaction expenses and fees, were approximately $395 million, which were used for general limited liability company purposes, including capital expenditures and working capital purposes.

In May 2024, CenterPoint Energy issued $700 million aggregate principal amount of 5.40% senior notes due 2029. Total proceeds, net of discount, transaction expenses and fees were approximately $693 million, which were used for general corporate purposes, including the redemption of $350 million aggregate principal amount of CenterPoint Energy’s outstanding floating rate senior notes due 2024, as further described below.

In June 2024, CERC issued $400 million aggregate principal amount of 5.40% senior notes due 2034. Total proceeds, net of discount, transaction expenses and fees, were approximately $396 million, which were used for general corporate purposes, including working capital purposes.

In June 2024, Houston Electric entered into a delayed draw term loan agreement with a maturity date of December 24, 2025, pursuant to which the banks party thereto committed to provide term loans in an aggregate principal amount of up to $300 million. The term loan agreement also permits Houston Electric to request additional commitments and/or additional loans, such additional commitments and/or loans not to exceed $200 million and subject to the satisfaction of certain customary conditions precedent. The borrowings under the term loan agreement bear interest at Houston Electric’s option, at a rate equal to either (i) Term SOFR (as defined in the term loan agreement), which includes an adjustment of 0.10% per annum plus a margin of 1.0%, or (ii) the Alternate Base Rate (as defined in the term loan agreement). On June 28, 2024, Houston Electric borrowed $100 million, and the proceeds thereof were used for working capital to support liquidity needs from the May 2024 Storm Events and for general limited liability company purposes. In September 2024, Houston Electric borrowed the remaining $200 million aggregate principal amount available under the term loan agreement and has used the proceeds thereof for working capital to support liquidity needs from the May 2024 Storm Events and general limited liability company purposes.

In August 2024, CenterPoint Energy, through its wholly-owned subsidiary SIGECO, and certain institutional investors in the private placement market (“Private Placement Purchasers”) entered into a bond purchase agreement, under which SIGECO agreed to sell, and each Private Placement Purchaser agreed to severally purchase (i) on August 29, 2024, $100 million 5.18% First Mortgage Bonds, Series 2024A, Tranche A due 2034 (the “Series 2024A Tranche A Bonds”) and $60 million 5.28% First Mortgage Bonds, Series 2024A, Tranche B due 2036 (the “Series 2024A Tranche B Bonds” and, together with the Series 2024A Tranche A Bonds, the “Series 2024A Bonds”), and (ii) on January 31, 2025, or such sooner date, as may be selected by SIGECO upon not less than five business days’ advance notice, $165 million 5.69% First Mortgage Bonds, Series 2025A, Tranche A due 2055 (the “Series 2025A Bonds” and, together with the Series 2024A Bonds, the “Private Placement Bonds”).

The proceeds of the Private Placement Bonds will be used for general corporate purposes, including repaying short-term debt, refunding long-term debt at maturity or otherwise, and funding capital expenditures such as SIGECO’s Posey Solar project. On August 29, 2024, SIGECO closed on the offering of $160 million of the Series 2024A Bonds. The closing of the Series 2025 A Bonds is expected to occur on or prior to January 31, 2025.

Junior Subordinated Notes. In August 2024, CenterPoint Energy issued $400 million aggregate principal amount of 7.000% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series A, due 2055 (the “Series A Notes”) and $400 million aggregate principal amount of 6.850% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series B, due 2055 (the “Series B Notes,” and together with the Series A Notes, the “Junior Subordinated Notes”). Interest on the Junior Subordinated Notes accrues from August 14, 2024 and is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2025, and maturing on February 15, 2055. The Series A Notes bear interest (i) from and including August 14, 2024 to, but excluding, February 15, 2030 at the rate of 7.000% per annum and (ii) from and including February 15, 2030, during each five-year period following February 15, 2030 (each such five-year period, a “Series A Interest Reset Period”), at a rate per annum equal to the Five-Year Treasury Rate (as defined in the Junior Subordinated Notes Indenture) as of two business days prior to the beginning of the applicable Series A Interest Reset Period plus a spread of 3.254%, with such rate per annum to be reset on each five-year anniversary of February 15, 2030. The Series B Notes bear interest (i) from and including August 14, 2024, but excluding, February 15, 2035 at the rate of 6.850% per annum and (ii) from and including February 15, 2035, during each five-year period following February 15, 2035 (each such five-year period, a “Series B Interest Reset Period”), at a rate per annum equal to the Five-Year Treasury Rate (as defined in the Junior Subordinated Notes Indenture) as of two business days prior to the beginning of the applicable Series B Interest Reset Period plus a spread of 2.946%, with such rate per annum to be reset on each five-year anniversary of February 15, 2035. So long as no event of default (as defined in the prospectus supplement relating to the offering of the Junior Subordinated Notes) with respect to a given series of Junior Subordinated Notes has occurred and is continuing, CenterPoint Energy may, at its option, defer interest payments on such series of Junior Subordinated Notes, from time to time, for one or more deferral periods of up to 20 consecutive semiannual interest payment periods, except that no such optional deferral period (as defined in the prospectus supplement relating to the offering of the Junior Subordinated Notes) may extend beyond the final maturity date of such series of Junior Subordinated Notes or end on a day other than the day immediately preceding an interest payment date.

During any optional deferral period, CenterPoint Energy (and its majority-owned subsidiaries, as applicable) will not (subject to certain exceptions as described in the Junior Subordinated Notes Indenture): (i) declare or pay any dividends or distributions on any of CenterPoint Energy’s capital stock; (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of CenterPoint Energy’s capital stock; (iii) pay any principal, interest (to the extent such interest is deferrable) or premium on, or repay, repurchase or redeem any of CenterPoint Energy’s indebtedness that ranks equally with or junior to the Junior Subordinated Notes in right of payment (including debt securities of other series, such as the other series of the Junior Subordinated Notes issued); or (iv) make any payments with respect to any guarantees by CenterPoint Energy of any indebtedness if such guarantees rank equally with or junior to the Junior Subordinated Notes in right of payment.

The Junior Subordinated Notes are CenterPoint Energy’s unsecured obligations and rank junior and subordinate in right of payment to the prior payment in full of CenterPoint Energy’s existing and future Senior Indebtedness (as defined in the Junior Subordinated Notes Indenture). Total proceeds for the sale of the Junior Subordinated Notes, net of issuance costs and transaction expenses and fees, were approximately $790 million, which were used for general corporate purposes, including the redemption of $500 million aggregate principal amount of CenterPoint Energy’s outstanding 2.50% senior notes due 2024 as further described below and the repayment of a portion of outstanding commercial paper.

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

In September 2024, CenterPoint Energy redeemed $500 million aggregate principal amount of its outstanding 2.50% senior notes due 2024 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest thereon.

Credit Facilities. The Registrants had the following revolving credit facilities as of September 30, 2024:

Execution Date	Registrant	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2024 (2)	Termination Date
		(in millions)
December 6, 2022	CenterPoint Energy	$2,400	1.500%	65.0%	(3)	59.7%	December 6, 2027
December 6, 2022	CenterPoint Energy (4)	250	1.125%	65.0%		45.1%	December 6, 2027
December 6, 2022	Houston Electric	300	1.250%	67.5%	(3)	53.2%	December 6, 2027
December 6, 2022	CERC	1,050	1.125%	65.0%		39.5%	December 6, 2027
	Total	$4,000

(1)Based on credit ratings as of September 30, 2024.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of September 30, 2024.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	September 30, 2024				December 31, 2023
Registrant	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper (2)	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy	$—	$—	$803	4.91%	$—	$—	$1,036	5.54%
CenterPoint Energy (1)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC	—	1	197	4.90%	—	1	484	5.53%
Total	$—	$1	$1,000		$—	$1	$1,520

(1)This credit facility was issued by SIGECO.
(2)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities of up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility. Neither Houston Electric nor SIGECO has a commercial paper program.
Liens. As of September 30, 2024, Houston Electric’s assets were subject to liens securing approximately $8 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Houston Electric could issue approximately $5.1 billion of additional general mortgage bonds on the basis of retired bonds and 70% of property additions as of September 30, 2024. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of September 30, 2024, SIGECO had approximately $985 million aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of September 30, 2024, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $814 million of additional first mortgage bonds could be issued on this basis.

(12) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
CenterPoint Energy (1)	21%	19%	18%	25%
Houston Electric (2)	19%	22%	19%	22%
CERC (3)	21%	25%	20%	22%

(1)CenterPoint Energy’s higher effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a decrease in EDIT amortization and a decrease in qualifying costs eligible for research and development tax credits. CenterPoint Energy’s lower effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the absence of impacts associated with the sale of Energy Systems Group recorded in 2023, a decrease in state income taxes, and the tax impacts of the state deferred remeasurement benefit of $25 million related to the Louisiana and Mississippi natural gas LDC businesses sale, which met the held for sale criteria in the first quarter of 2024 and is described further below, partially offset by the tax impacts of the valuation allowance of $21 million established against Louisiana and Mississippi NOLs, since those NOLs will not be utilized due to the Louisiana and Mississippi natural gas LDC businesses sale. See Note 3 for further details.
(2)Houston Electric’s lower effective tax rate for the three and nine months ended September 30, 2024 compared to the same period ended September 30, 2023 was primarily driven by a decrease in state income taxes and an increase in EDIT amortization.

(3)CERC’s lower effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by a decrease in state income taxes, partially offset by a decrease in EDIT amortization. CERC’s lower effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by a decrease in state income taxes, partially offset by a decrease in EDIT amortization. In addition, the tax impacts of the state deferred remeasurement benefit of $24 million associated with the Louisiana and Mississippi natural gas LDC businesses sale meeting the held for sale criteria during 2024. For tax purposes, when the held for sale criteria is met, the CERC and unitary state apportionment rates must be updated to account for the sale and applied to the estimated post-sale net deferred tax liability. This impact was partially offset by the tax impacts of a valuation allowance of $21 million against Louisiana and Mississippi NOLs, since those NOLs will not be utilized due to the Louisiana and Mississippi natural gas LDC businesses sale.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $31 million as of September 30, 2024. The Registrants believe that it is reasonably possible that the Registrants will recognize a $3 million tax benefit, including penalties and interest, in the next 12 months as a result of a lapse of statutes on the 2020 Indiana state return.

Tax Audits and Settlements. Tax years through 2022 have been audited and settled with the IRS for CenterPoint Energy. For tax years 2023 and 2024, the Registrants are participants in the IRS’s Compliance Assurance Process. Vectren’s pre-Merger 2014 through 2019 tax years have been audited and settled with the IRS.

(13) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Contracts with minimum payment provisions have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 because these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

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

As of September 30, 2024, other than discussed below, minimum purchase obligations were approximately:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remainder of 2024	$207	$45	$23	$205
2025	616	457	55	612
2026	554	113	57	550
2027	476	107	12	473
2028	432	68	8	429
Thereafter	1,870	767	213	1,844

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

(b) Guarantees (CenterPoint Energy)

On May 21, 2023, CenterPoint Energy, through Vectren Energy Services, entered into the Equity Purchase Agreement to sell Energy Systems Group. The sale closed on June 30, 2023. See Note 3 for further information.

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly-owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimated the maximum exposure under these guarantees to be approximately $473 million as of September 30, 2024 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred as remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 related to its obligation under the outstanding guarantees.

(c)Legal, Environmental and Other Matters

Legal Matters

Litigation Related to Hurricane Beryl. Various federal, state and local governmental and regulatory agencies and other entities, such as the Texas Governor’s office, the Texas Legislature and the PUCT, have called for or are conducting inquiries and investigations into Hurricane Beryl, the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues, and the procurement of temporary generation units. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations, as well. There are significant uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to Houston Electric’s system, service territories, operations and/or regulatory treatment will result therefrom.

CenterPoint Energy and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. As of September 30, 2024, three putative class actions have been filed against CenterPoint Energy and/or Houston Electric in the District Courts of Harris County, Texas, on behalf of individuals or entities who claim losses due to power outages lasting at least 48 hours as a result of Hurricane Beryl, such actions consisting of the following proposed classes: (1) all restaurants in Harris County, Galveston County, and Montgomery County; (2) all residential customers; and (3) all health, wellness, medical and beauty facilities in Harris County. These putative classes assert claims and theories of negligence, gross negligence, nuisance, fraud, and/or violation of Houston Electric’s tariff for retail delivery service, and each seeks damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. In addition, as of September 30, 2024, an individual action has been filed in Harris County District Court asserting claims of negligence, negligence per se and gross negligence against CenterPoint Energy and Houston Electric. The plaintiff in this action alleges personal injury from a power line and seeks damages in excess of $1 million. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the lawsuits. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, it is possible that the insurers could dispute coverage for some types of claims or damages that may be alleged by plaintiffs, and one of CenterPoint Energy’s insurers has denied indemnity coverage in the putative class actions based on the failure to supply exclusion and has also reserved its rights with respect to coverage in those actions. CenterPoint Energy and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. For more information regarding Hurricane Beryl, see Note 6.

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

CenterPoint Energy, Utility Holding, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) have received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of September 30, 2024, there were approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. One of the lawsuits in the MDL is a putative class action on behalf of everyone who received electric power via the ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021. Additionally, Utility Holding is currently named as a defendant in one lawsuit in which CenterPoint Energy and Houston Electric are also named as defendants.

The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. The judge ruled that ERCOT has sovereign immunity as a governmental entity and dismissed the suits against it. In a subsequent opinion in an unrelated matter, the Texas Supreme Court held that ERCOT is entitled to sovereign immunity. This ruling will apply to claims against ERCOT in the MDL. The MDL judge also dismissed all claims against the natural gas defendants (which list of natural gas defendants incorrectly included Utility Holding) and the REP defendants and some causes of action against the other defendants. CenterPoint Energy expects that the claims against Utility Holding will ultimately be dismissed in light of the judge’s initial rulings. As to the TDU and generator defendants, the judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants asked the courts of appeals to overturn. On April 2, 2024, a three-judge panel of the Court of Appeals for the Fourteenth District of Texas issued an opinion in the TDU mandamus proceeding, granting in part and denying in part the TDUs’ mandamus request. In its opinion, the panel granted the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ claims for negligence and negligent and strict liability nuisance and ordered those claims be dismissed. The panel denied the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ gross negligence and intentional nuisance claims. On May 22, 2024, the TDUs filed a mandamus petition with the Supreme Court of Texas, seeking dismissal of the remaining claims. On June 28, 2024, the Supreme Court of Texas requested a response from the plaintiffs to the mandamus petition, and the plaintiffs filed their response on July 26, 2024. The TDUs filed their reply in support of their mandamus petition on August 12, 2024. On August 30, 2024, the Supreme Court of Texas requested briefing on the merits of the TDUs’ mandamus. The TDUs’ initial brief was filed on September 30, 2024. The plaintiffs’ response was filed on October 21, 2024, and the TDUs’ reply brief is due on November 5, 2024. In the generator mandamus proceeding pending in the Court of Appeals for the First District of Texas, the plaintiffs have asked the entire First Court of Appeals to rehear the panel’s decision granting the generators’ mandamus request. The MDL judge allowed defendants (including Houston Electric) to file several additional motions on preliminary legal issues, and otherwise the cases remain stayed. CenterPoint Energy, Utility Holding, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

In February 2023, twelve lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as a defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CES). One lawsuit filed in Harris County is a putative class action on behalf of two classes of electric and natural gas customers (those who experienced a loss of electricity and/or natural gas, and those who were charged securitization-related surcharges on a utility bill or were otherwise charged higher rates for electricity and/or gas during the February 2021 Winter Storm Event), potentially including millions of class members. Two other lawsuits (one filed in Harris County and one in Tom Green County) are brought by an entity that purports to be an assignee of claims by tens of thousands of persons and entities that have assigned claims to the plaintiff. These, and nine other similar lawsuits filed in Harris County, generally allege that the defendants engaged in gas market manipulation and price gouging, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event, Winter Storm Elliott, and other severe weather conditions, and through financial market manipulation. Plaintiffs allege that this manipulation impacted gas supply and prices as well as the market, supply, and price of electricity in Texas and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment, and allege a broad array of injuries and damages, including personal injury, property damage, and harm from certain costs being securitized and passed on to ratepayers. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, statutory, consequential, economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. As of September 30, 2024, most of the lawsuits had not been served, but the three cases in which defendants were served were tagged for transfer to the existing MDL proceeding referenced above. On February 2, 2024, CERC filed pleas to the jurisdiction in the three cases in which it was served; CERC also partially joined the other defendants’ motions to dismiss and additional pleas to the jurisdiction. On April 2, 2024, plaintiffs in the three served cases filed amended petitions rather than responding to pleas to the jurisdiction and motions to dismiss. Among other changes, plaintiffs in these three cases dismissed CES, but maintained the same three causes of action as to the remaining defendants. CERC has vigorously defended itself against the claims raised, including filing updated pleas to the jurisdiction on May 17, 2024 in response to plaintiffs’ amended petitions – and will continue to do so. On August 12, 2024, plaintiffs in the putative class action filed a motion for leave to amend to add additional plaintiffs/class representatives. Defendants opposed this motion on September 20, 2024. On September 23, 2024, the MDL judge heard oral argument on CERC’s plea to the jurisdiction and defendants’ motions to dismiss and other pleas to the jurisdiction. The MDL judge has not yet issued any rulings on these motions. The nine other similar lawsuits filed in Harris County have also been tagged for transfer to the MDL proceeding, but the defendants, including CERC, have not been served. These gas market cases are in addition to the 220 cases noted above regarding electric market issues.

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

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 only by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in Louisiana from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the district courts’ consideration of various motions to remand and multiple appeals of remand orders. Recently, several cases involving other parishes that had been remanded to Louisiana state court have begun to resume proceedings in state court. However, as of September 30, 2024, the federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants.

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

	September 30, 2024
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

As of September 30, 2024, CenterPoint Energy recorded an approximate $119 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in the aforementioned insurance proceeding. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

On April 25, 2024, the EPA released its final Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals from Electric Utilities; Legacy CCR Surface Impoundments rule (CCR Legacy Rule), which was published in the federal register in May 2024. The CCR Legacy Rule requires companies to investigate previously closed impoundments that were used historically for ash disposal or locations which have had ash placed on them in amounts set forth in the CCR Legacy Rule. The Registrants have completed their preliminary review of potential sites that will require further investigation under the CCR Legacy Rule and identified certain sites in Indiana for further evaluation. In September 2024, Indiana Electric recorded an approximate $11 million ARO with a corresponding increase of $11 million to Property, plant and equipment for amounts recoverable for electric generation stations that are currently in service. These estimates reflect the discounted value of future estimated capping costs for an area of historic ash placement at F.B. Culley. Indiana Electric will continue to refine the assumptions, engineering analyses and resulting cost estimates associated with this ARO and such refinement could materially impact the amount of the estimated ARO.

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

Diluted earnings per common share will also reflect the dilutive effect of potential common shares from the conversion of the Convertible Notes. Convertible debt in which the principal amount must be settled in cash is excluded from the calculation of diluted earnings per common share. There would be no interest expense adjustment to the numerator for the cash-settled portion of the Convertible Notes because that portion will always be settled in cash. The conversion spread value in shares will be included in diluted earnings per common share using the if-converted method if the convertible debt is in the money. The denominator of diluted earnings per common share is determined by dividing the conversion spread value of the share-settled portion of the Convertible Notes as of the reporting date by the average share price over the reporting period. For the three and nine months ended September 30, 2024, the convertible debt was not in the money; therefore, no incremental shares were assumed converted or included in the diluted earnings per share calculation below. For further details about the Convertible Notes, see Note 11.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share and share amounts)
Numerator:
Net income	$193	$282	$771	$725
Less: Preferred stock dividend requirement (Note 18)	—	26	—	50
Income available to common shareholders – basic and diluted	$193	$256	$771	$675
Denominator:
Weighted average common shares outstanding – basic	647,797,000	631,185,000	640,287,000	630,854,000
Plus: Incremental shares from assumed conversions:
Restricted stock	417,000	1,858,000	1,074,000	2,183,000
Weighted average common shares outstanding – diluted	648,214,000	633,043,000	641,361,000	633,037,000

Earnings Per Common Share:
Basic	$0.30	$0.41	$1.20	$1.07
Diluted	$0.30	$0.40	$1.20	$1.07

(15) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Each Registrant’s CODM views net income as the measure of profit or loss for the reportable segments.

As of September 30, 2024, reportable segments by Registrant were as follows:

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

The following table provides financial data for CenterPoint Energy’s reportable segments. Each of Houston Electric and CERC consist of a single reportable segment; therefore, a tabular reportable segment presentation has not been included for Houston Electric or CERC.

CenterPoint Energy

	Three Months Ended September 30,
	2024		2023
	Revenues from External Customers	Net Income (Loss)	Revenues from External Customers	Net Income (Loss)
	(in millions)
Electric	$1,243	$226	$1,261	$290
Natural Gas	611	30	597	27
Corporate and Other	2	(63)	2	(35)
Consolidated	$1,856	$193	$1,860	$282

	Nine Months Ended September 30,
	2024		2023
	Revenues from External Customers	Net Income (Loss)	Revenues from External Customers	Net Income (Loss)
	(in millions)
Electric	$3,499	$562	$3,250	$593
Natural Gas	2,876	360	3,136	296
Corporate and Other	6	(151)	128	(164)
Consolidated	$6,381	$771	$6,514	$725

	Total Assets
	September 30, 2024	December 31, 2023
	(in millions)
Electric	$23,458	$21,089
Natural Gas	17,966	17,429
Corporate and Other, net of eliminations (1)	1,469	1,197
Consolidated	$42,893	$39,715

(1)Total assets included pension and other postemployment-related regulatory assets of $368 million and $385 million as of September 30, 2024 and December 31, 2023, respectively.

(16) Supplemental Disclosure of Cash Flow and Balance Sheet Information

Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments/Receipts:
Interest, net of capitalized interest	$620	$218	$169	$521	$211	$153
Income tax payments (refunds), net	(8)	26	3	200	12	113
Non-cash transactions:
Accounts payable related to capital expenditures	1,133	1,075	97	264	137	122
ROU assets obtained in exchange for lease liabilities (1)	5	—	—	3	1	—

(1) Excludes ROU assets obtained through prepayment of the lease liabilities. See Note 19.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	September 30, 2024			December 31, 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$112	$97	$1	$90	$76	$1
Restricted cash included in Prepaid expenses and other current assets (2)	17	13	—	19	13	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$129	$110	$1	$109	$89	$1

(1)Cash and cash equivalents related to VIEs as of September 30, 2024 and December 31, 2023 included $111 million and $90 million, respectively, at CenterPoint Energy and $96 million and $76 million, respectively, at Houston Electric.
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

Supplemental Disclosure of Balance Sheet Information

Included in other current liabilities on CERC’s Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 was $99 million and $118 million, respectively, of credits related to customers on budget billing programs. Included in other current liabilities on Houston Electric’s Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 was $85 million and $47 million, respectively, of accrued contributions in aid of construction.

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

The table below summarizes CenterPoint Energy money pool activity:

	September 30, 2024		December 31, 2023
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings), net (1)	$(71)	$—	$238	$1
Weighted average interest rate	4.98%	4.98%	5.59%	5.59%

(1)Included in Accounts and notes payable–affiliated companies on Houston Electric’s Condensed Consolidated Balance Sheets as of September 30, 2024 and Accounts and notes receivable–affiliated companies on Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets as of December 31, 2023, as applicable.

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

Amounts charged for these services were as follows and are included primarily in Operation and maintenance expenses on the Condensed Statements of Consolidated Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$45	$50	$40	$56	$124	$156	$115	$162
Net affiliate service charges (billings)	(1)	1	(1)	1	(4)	4	(7)	7

The table below presents transactions among Houston Electric, CERC and their parent, Utility Holding:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Cash dividends paid to parent	$94	$24	$79	$36	$249	$270	$239	$347
Cash contribution from parent	94	—	235	—	324	290	885	500

(18) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy declared and paid dividends on its Common Stock as follows during the periods indicated below:

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Common Stock	$0.410	$0.390	$0.610	$0.580	$0.200	$0.190	$0.600	$0.570
Series A Preferred Stock (1)	—	30.625	—	30.625	—	30.625	—	61.250

(1)On September 1, 2023, CenterPoint Energy redeemed all 800,000 outstanding shares of its Series A Preferred Stock, in whole for cash at a redemption price of $1,000 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date.

Common Stock (CenterPoint Energy)

(a) Underwritten Offering

On August 9, 2024, CenterPoint Energy issued 9,754,194 shares of Common Stock in an underwritten public offering at a price of $25.36 per share, for net proceeds of $247 million after deducting issuance costs. The proceeds from the offering were used for the repayment of a portion of CenterPoint Energy’s then-outstanding commercial paper.

(b) Equity Distribution Agreement

On January 10, 2024, CenterPoint Energy entered into an Equity Distribution Agreement with certain financial institutions with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $500 million. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. CenterPoint Energy may also enter into one or more forward sales agreements pursuant to master forward confirmations. The offer and sale of Common Stock under the Equity Distribution Agreement will terminate upon the earliest of (1) the sale of all Common Stock subject to the Equity Distribution Agreement, (2) termination of the Equity Distribution Agreement, or (3) May 17, 2026. During the three months ended September 30, 2024, CenterPoint Energy did not issue any shares of Common Stock through the ATM Managers under the Equity Distribution Agreement. During the nine months ended September 30, 2024, CenterPoint Energy issued 8,790,848 shares of Common Stock through the ATM Managers under the Equity Distribution Agreement, representing aggregate cash proceeds of $247 million, which was net of compensation paid by CenterPoint Energy to the ATM Managers of $2 million. As of September 30, 2024, CenterPoint Energy had not entered into any forward sale agreements under the at-the-market program. Additionally, as of September 30, 2024, CenterPoint Energy had $250 million of remaining capacity available under the program.

Income Allocated to Series A Preferred Shareholders (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Series A Preferred Stock (1)	$—	$26	$—	$50
Total income allocated to preferred shareholders	$—	$26	$—	$50

(1)On September 1, 2023, CenterPoint Energy redeemed all 800,000 outstanding shares of its Series A Preferred Stock, in whole for cash at a redemption price of $1,000 per share, plus any accumulated and unpaid dividends thereon to, but excluding, the redemption date.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2024		2023
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(30)	$15	$(32)	$15
Other comprehensive income before reclassifications:
Net deferred gain from cash flow hedges	—	—	2	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	—	—	1	—
Actuarial losses (1)	1	—	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	(1)	—	—	—
Other comprehensive income	—	—	3	—
Ending Balance	$(30)	$15	$(29)	$15

	Nine Months Ended September 30,
	2024		2023
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(35)	$16	$(31)	$16
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(2)	—	—	—
Net deferred gain from cash flow hedges	4	—	2	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (benefit) (1)	2	—	—	(1)
Actuarial losses (gain) (1)	2	(1)	—	—
Reclassification of deferred loss from cash flow hedges realized in net income	(1)	—	—	—
Other comprehensive income (loss)	5	(1)	2	(1)
Ending Balance	$(30)	$15	$(29)	$15
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(19) Leases

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for temporary generation. The short-term lease agreement allowed Houston Electric to take delivery of TEEEF assets on a short-term basis with an initial term ending on September 30, 2022 and extended until December 31, 2022. At such time, the short-term lease agreement expired and all temporary generation assets were leased under the long-term lease agreement. Per Houston Electric’s short-term lease accounting policy election, a ROU asset and lease liability are not reflected on Houston Electric’s Condensed Consolidated Balance Sheets. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $92 million and $100 million as of September 30, 2024 and December 31, 2023, respectively.

The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. These assets were previously available under the short-term lease agreement. Houston Electric derecognized the finance lease liability when the extinguishment criteria in Topic 405 - Liabilities was achieved. Per the terms of the agreement, lease payments are due and made in full by Houston Electric upon taking possession of the asset, relieving substantially all of the associated finance lease liability at that time. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of September 30, 2024 and December 31, 2023 and relates to removal costs that will be incurred at the end of the lease term. As of September 30, 2024, Houston Electric secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $84 million, which is being held in an escrow account, not controlled by Houston Electric, and the funds will be released when a first lien can be secured for Houston Electric. Expenses associated with the long-term lease, including depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset and totaled, net of amounts recovered in rates, $147 million and $124 million as of September 30, 2024 and December 31, 2023, respectively. For further discussion of the regulatory impacts, see Note 6.

Houston Electric will also incur variable costs throughout the lease term for the operation and maintenance of the TEEEF units. Lease costs, including variable and ROU asset amortization costs, are deferred to Regulatory assets as incurred as a recoverable cost under the 2021 Texas legislation. See Note 6 for further information regarding recovery of these deferred costs.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Condensed Statements of Consolidated Income, are as follows:

	Three Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$2	$—	$—	$1	$1	$—
Short-term lease cost	—	—	—	15	14	—
Total lease cost (1)	$2	$—	$—	$16	$15	$—

	Nine Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$4	$2	$1	$4	$2	$1
Short-term lease cost	8	7	—	28	27	—
Total lease cost (1)	$12	$9	$1	$32	$29	$1

(1) CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than to Depreciation and Amortization in the Condensed Statements of Consolidated Income.

The components of lease income were as follows:

	Three Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$1	$—	$1	$2	$1	$1
Variable lease income	—	—	—	—	—	—
Total lease income	$1	$—	$1	$2	$1	$1

	Nine Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$4	$—	$3	$5	$1	$3
Variable lease income	1	—	—	1	—	—
Total lease income	$5	$—	$3	$6	$1	$3

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024			December 31, 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except lease term and discount rate)
Assets:
Operating ROU assets (1)	$16	$5	$4	$13	$6	$4
Finance ROU assets (2)	454	454	—	526	526	—
Total leased assets	$470	$459	$4	$539	$532	$4
Liabilities:
Current operating lease liability (3)	$3	$2	$1	$3	$1	$1
Non-current operating lease liability (4)	13	3	3	10	5	3
Total leased liabilities (5)	$16	$5	$4	$13	$6	$4

Weighted-average remaining lease term (in years) - operating leases	11.9	3.2	3.4	4.7	3.9	3.1
Weighted-average discount rate - operating leases	4.53%	4.11%	4.04%	4.13%	4.09%	3.60%
Weighted-average remaining lease term (in years) - finance leases	4.8	4.8	—	5.5	5.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	3.60%	3.60%	—

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
(3)Reported within Current other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(4)Reported within Other liabilities in the Registrants’ respective Condensed Consolidated Balance Sheets.
(5)Finance lease liabilities were not significant as of September 30, 2024 or December 31, 2023 and are reported within Other long-term debt in the Registrants’ respective Condensed Consolidated Balance Sheets when applicable.

As of September 30, 2024, finance lease liabilities were not significant to the Registrants. As of September 30, 2024, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2024	$1	$1	$1
2025	4	2	2
2026	4	1	1
2027	2	1	—
2028	1	—	—
Thereafter	11	—	—
Total lease payments	23	5	4
Less: Interest	7	—	—
Present value of lease liabilities	$16	$5	$4

As of September 30, 2024, future minimum finance lease payments to be received were not significant to the Registrants. As of September 30, 2024, maturities of undiscounted operating lease payments to be received are as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Remainder of 2024	$—	$—	$—
2025	3	1	—
2026	3	—	—
2027	2	—	—
2028	2	—	—
Thereafter	2	—	—
Total lease payments to be received	$12	$1	$—

Other information related to leases is as follows:

	Nine Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$4	$2	$1	$4	$1	$1

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

RECENT EVENTS

May 2024 Storm Events and Hurricane Beryl. Houston Electric’s service territory experienced sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes. Subsequently, on July 8, 2024, Hurricane Beryl made landfall in Texas, bringing sustained winds, storm surges and torrential rain into Houston Electric’s service territory. The May 2024 Storm Events and Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system and resulted in electric service interruptions peaking at an estimated 922,000 customers and more than 2.1 million customers, respectively.

Various federal, state and local governmental and regulatory agencies and other entities, such as the Texas Governor’s office, the Texas Legislature and the PUCT, have called for or are conducting inquiries and investigations into Hurricane Beryl, the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues, and the procurement of temporary generation units. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations, as well. Texas Lieutenant Governor Patrick has publicly urged the PUCT to hold Houston Electric, rather than ratepayers, responsible for paying $800 million, which was the amount the PUCT had previously approved Houston Electric to recover from ratepayers pursuant to Texas legislation passed after the 2021 Winter Storm Event relating to emergency responsiveness and the leasing of temporary generation units. On August 12, 2024, Texas Attorney General Ken Paxton opened an investigation to evaluate CenterPoint Energy’s conduct during Hurricane Beryl. There are significant uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to Houston Electric’s system, service territories, operations and/or regulatory treatment will result therefrom.

Houston Electric announced an initial hurricane preparedness and response action plan to the PUCT on July 25, 2024 to enhance the resiliency of the electric system through various investments. Following a meeting with Texas Governor Abbott on August 1, 2024, Houston Electric publicly committed to accelerating its previously announced initial hurricane preparedness and response action plan. Additionally, Houston Electric announced that it was withdrawing both its base rate application and its application for approval of its transmission and distribution system resiliency plan with the PUCT in order to focus on addressing the impacts of Hurricane Beryl in its service territory and accelerating preparedness and resiliency efforts for the remaining storm season. The withdrawal of the system resiliency plan was granted by the PUCT. Subsequently, intervenors filed a motion to challenge the withdrawal of the base rate proceeding. On August 16, 2024, the ALJ issued an order denying the requested withdrawal of the base rate proceeding, leaving the base rate proceeding abated. Houston Electric filed an appeal of the ALJ’s order to the PUCT, and on October 15, 2024, PUCT commissioners voted to consider the merits of Houston Electric’s appeal at the PUCT’s open meeting scheduled for November 14, 2024. The PUCT’s decision on the withdrawal of the base rate proceeding is expected in the fourth quarter of 2024. CenterPoint Energy cannot predict the outcome of this proceeding.

On August 5, 2024, Houston Electric announced the launch of its GHRI. Subsequently, Houston Electric announced the completion of core resiliency actions as part of the first phase of its GHRI, which included certain vegetation management and pole installation goals. In September 2024, Houston Electric announced the launch of the second phase of its GHRI, which included a series of resiliency plans to install new poles, manage higher-risk vegetation and install certain automated devices prior to the start of the 2025 hurricane season as part of its efforts to strengthen grid resiliency, improve public and customer communications and strengthen local, community and emergency partnerships. Houston Electric also announced a longer-term proposal for approximately $5 billion in resiliency investment from 2026 to 2028. Houston Electric intends to include this longer-term proposal in a new transmission and distribution system resiliency plan that is expected to be filed with the PUCT on or before January 31, 2025 following feedback from customers, external experts, elected officials, local agencies and other stakeholders. Additionally, Houston Electric announced its proposal to forego approximately $110 million of profit related to its storm hardening and TEEEF efforts, which would be represented by (1) Houston Electric not seeking to recover approximately $70 million in incremental storm hardening expenses incurred in connection with accelerated operational activities after

Hurricane Beryl; and (2) Houston Electric not filing, beginning in 2028, for approximately $40 million in anticipated equity profit associated with load-shed orientated TEEEF leased by Houston Electric through the remaining regulatory life of the leases in 2032 as new dispatchable generation is likely to come online in the state of Texas as a result of the Texas Energy Fund.

For more information regarding regulatory impacts and the term loan facility to fund certain costs related to the May 2024 Storm Events and litigation related to Hurricane Beryl, see Notes 6, 11 and 13 to the Interim Condensed Financial Statements and “Liquidity and Capital Resources” below.

Regulatory Proceedings. For further information, see Note 6 to the Interim Condensed Financial Statements. For information related to our pending and completed regulatory proceedings to date in 2024, see “Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. For information about debt transactions to date in 2024, see Note 11 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, see “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

Income available to common shareholders for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions)
Electric	$226	$290	$(64)	$562	$593	$(31)
Natural Gas	30	27	3	360	296	64
Total Utility Operations	256	317	(61)	922	889	33
Corporate & Other (1)	(63)	(61)	(2)	(151)	(214)	63
Total CenterPoint Energy	$193	$256	$(63)	$771	$675	$96

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

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Income available to common shareholders decreased $63 million primarily due to the following items:

•a decrease in income available to common shareholders of $64 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $3 million for the Natural Gas reportable segment, as further discussed below; and
•a decrease in income available to common shareholders of $2 million for Corporate and Other, primarily due to $9 million of higher state income taxes, $7 million associated with corporate operating expenses, and $6 million associated with increased borrowing costs . The decrease is partially offset by $26 million of income allocated to holders of Series A Preferred Stock in the third quarter of 2023 prior to the redemption of all outstanding shares of Series A Preferred Stock in September 2023 as discussed in Note 18 to the Interim Condensed Financial Statements.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Income available to common shareholders increased $96 million primarily due to the following items:

•a decrease in income available to common shareholders of $31 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $64 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in income available to common shareholders of $63 million for Corporate and Other, primarily due to $50 million of income allocated to holders of Series A Preferred Stock in the nine months ended September 30, 2023 prior to the redemption of all outstanding shares of Series A Preferred Stock in September 2023 as discussed in Note 18 to the Interim Condensed Financial Statements, a loss on sale of $12 million and current tax expense of $33 million related to divestiture of Energy Systems Group recorded in the nine months ended June 30, 2023 further discussed in Note 3 to the Interim Condensed Financial Statements, as well as $19 million due to remeasurement of deferred income tax balances recorded during the six months ended June 30, 2023. The increase is partially offset by $29 million associated with increased borrowing costs, $9 million of higher state income taxes, and $7 million associated with corporate operating expenses.

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

Electric (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Electric reportable segment, see “Risk Factors — Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,243	$1,261	$(18)	$3,499	$3,250	$249
Expenses:
Utility natural gas, fuel and purchased power	58	51	(7)	151	130	(21)
Operation and maintenance	560	459	(101)	1,532	1,335	(197)
Depreciation and amortization	201	241	40	664	650	(14)
Taxes other than income taxes	73	73	—	228	208	(20)
Total expenses	892	824	(68)	2,575	2,323	(252)
Operating Income	351	437	(86)	924	927	(3)
Other Income (Expense):
Interest expense and other finance charges	(88)	(81)	(7)	(276)	(213)	(63)
Other income, net	16	13	3	45	39	6
Income Before Income Taxes	279	369	(90)	693	753	(60)
Income tax expense	53	79	26	131	160	29
Net Income	$226	$290	$(64)	$562	$593	$(31)
Throughput (in GWh):
Residential	11,807	13,851	(15)%	27,219	28,855	(6)%
Total	32,633	35,029	(7)%	84,730	84,794	—%
Weather (percentage of normal weather for service area):
Cooling degree days	104%	123%	(19)%	109%	117%	(8)%
Heating degree days	—%	—%	—%	89%	86%	3%
Number of metered customers at end of period:
Residential	2,628,569	2,578,969	2%	2,628,569	2,578,969	2%
Total	2,959,281	2,906,307	2%	2,959,281	2,906,307	2%

The following table provides variance explanations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as well as for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 by major income statement caption for CenterPoint Energy’s Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$53	$168
Customer rates and the impact of the change in rate design	32	121
Customer growth	9	22
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	7	21
Energy efficiency, and other pass-through, offset in operation and maintenance below	5	3
Miscellaneous revenues, including service connections and off-system sales	(4)	2
Lost revenues as a result of outages associated with Hurricane Beryl	(10)	(10)
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(14)	(12)
Weather, efficiency improvements and other usage impacts	(41)	(29)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	(55)	(37)
Total	$(18)	$249
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$(32)	$(78)
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	25	57
Total	$(7)	$(21)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(28)	$(90)
Incremental storm hardening expenses incurred in connection with accelerated operational activities after Hurricane Beryl	(70)	(70)
Contract services	(29)	(25)
Corporate support services	(4)	(9)
Labor and benefits	12	(4)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	—	(1)
Energy efficiency, and other pass-through, offset in revenues above	(3)	(1)
All other operation and maintenance expense, including materials and supplies and insurance	21	3
Total	$(101)	$(197)

	Favorable (Unfavorable)
	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	(in millions)
Depreciation and amortization
Ongoing additions to plant-in-service	$(13)	$(55)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	53	41
Total	$40	$(14)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$—	$(14)
Franchise fees and other taxes	—	(6)
Total	$—	$(20)
Interest expense and other finance charges
Changes in outstanding debt	$(14)	$(46)
Other, primarily AFUDC and impacts of regulatory deferrals	6	(12)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	1	(5)
Total	$(7)	$(63)
Other income, net
Other income, including AFUDC - Equity	$2	$4
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	1	2
Total	$3	$6

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

Natural Gas (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas reportable segment, see “Risk Factors — Risk Factors Affecting Operations — Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$611	$597	$14	$2,876	$3,136	$(260)
Expenses:
Utility natural gas and fuel	139	141	2	1,066	1,420	354
Non-utility cost of revenues, including natural gas	2	1	(1)	3	2	(1)
Operation and maintenance	214	198	(16)	637	648	11
Depreciation and amortization	129	130	1	403	380	(23)
Taxes other than income taxes	51	53	2	177	182	5
Total expenses	535	523	(12)	2,286	2,632	346
Operating Income	76	74	2	590	504	86
Other Income (Expense):
Interest expense and other finance charges	(40)	(46)	6	(152)	(138)	(14)
Other income, net	3	8	(5)	10	14	(4)
Income Before Income Taxes	39	36	3	448	380	68
Income tax expense	9	9	—	88	84	(4)
Net Income	$30	$27	$3	$360	$296	$64
Throughput (in Bcf):
Residential	16	14	14%	141	138	2%
Commercial and Industrial	91	84	8%	321	308	4%
Total	107	98	9%	462	446	4%
Weather (percentage of 10-year average for service area):
Heating degree days	23%	20%	3%	79%	87%	(8)%
Number of metered customers at end of period:
Residential	4,031,298	3,967,080	2%	4,031,298	3,967,080	2%
Commercial and Industrial	300,709	299,915	—%	300,709	299,915	—%
Total	4,332,007	4,266,995	2%	4,332,007	4,266,995	2%

The following table provides variance explanations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as well as for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 by major income statement caption for CenterPoint Energy’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas and fuel below	$(2)	$(354)
Energy efficiency and other pass-through, offset in operation and maintenance below	(5)	(25)
Gross receipts tax, offset in taxes other than income taxes below	2	(2)
Non-volumetric and miscellaneous revenue	(2)	(2)
Weather and usage	1	4
Customer growth	2	9
Non-utility revenues	1	10
Customer rates	17	100
Total	$14	$(260)
Utility natural gas and fuel
Cost of natural gas, offset in revenues above	$2	$354
Total	$2	$354
Non-utility costs of revenues, including natural gas
Non-utility cost of revenues, including natural gas	$(1)	$(1)
Total	$(1)	$(1)
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$(26)	$(17)
Contract services	(3)	(5)
Labor and benefits	2	1
Corporate support services	6	7
Energy efficiency and other pass-through, offset in revenues above	5	25
Total	$(16)	$11
Depreciation and amortization	$—
Ongoing additions to plant-in-service	$1	$(23)
Total	$1	$(23)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$2
Incremental capital projects placed in service, and the impact of updated property tax rates	4	3
Total	$2	$5
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$13	$(8)
Changes in outstanding debt	(7)	(6)
Total	$6	$(14)
Other income, net
Other income, including AFUDC - Equity	$1	$3
Other	(6)	(7)
Total	$(5)	$(4)

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 12 to the Interim Condensed Financial Statements.

HOUSTON ELECTRIC CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, see “Risk Factors — Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K and in Item 1A of Part II of this combined Form 10-Q.

The following table provides summary data of Houston Electric’s single reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$1,057	$1,027	$30	$2,926	$2,655	$271
Bond Companies	1	56	(55)	77	129	(52)
Total revenues	1,058	1,083	(25)	3,003	2,784	219
Expenses:
Operation and maintenance, excluding Bond Companies	533	407	(126)	1,423	1,186	(237)
Depreciation and amortization, excluding Bond Companies	170	157	(13)	506	433	(73)
Taxes other than income taxes	71	70	(1)	221	201	(20)
Bond Companies	1	55	54	77	126	49
Total expenses	775	689	(86)	2,227	1,946	(281)
Operating Income	283	394	(111)	776	838	(62)
Other Income (Expense):
Interest expense and other finance charges	(74)	(69)	(5)	(229)	(185)	(44)
Interest expense on Securitization Bonds	(1)	(2)	1	(3)	(6)	3
Other income, net	12	5	7	33	22	11
Income Before Income Taxes	220	328	(108)	577	669	(92)
Income tax expense	41	72	31	112	147	35
Net Income	$179	$256	$(77)	$465	$522	$(57)
Throughput (in GWh):
Residential	11,364	13,410	(15)%	26,108	27,803	(6)%
Total	31,228	33,546	(7)%	81,059	80,984	—%
Weather (percentage of 10-year average for service area):
Cooling degree days	104%	123%	(19)%	109%	117%	(8)%
Heating degree days	—%	—%	—%	92%	87%	5%
Number of metered customers at end of period:
Residential	2,495,669	2,443,150	2%	2,495,669	2,443,150	2%
Total	2,806,984	2,751,218	2%	2,806,984	2,751,218	2%

The following table provides variance explanations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as well as for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$53	$168
Customer rates and the impact of the change in rate design	27	131
Customer growth	8	20
Energy efficiency, partially offset in operations and maintenance below	5	7
Miscellaneous revenues	1	2
Lost revenues as a result of outages associated with Hurricane Beryl	(10)	(10)
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(13)	(12)
Weather, efficiency improvements and other usage impacts	(41)	(35)
Bond Companies, offset in other line items below	(55)	(52)
Total	$(25)	$219
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(28)	$(90)
Incremental storm hardening expenses incurred in connection with accelerated operational activities after Hurricane Beryl	(70)	(70)
Contract services	(30)	(31)
All other operation and maintenance expense, including materials and supplies and insurance	(3)	(25)
Corporate support services	(2)	(8)
Energy efficiency, offset in revenues above	(5)	(7)
Labor and benefits	12	(6)
Total	$(126)	$(237)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(13)	$(73)
Total	$(13)	$(73)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(1)	$(20)
Total	$(1)	$(20)
Bond Companies expense
Operations and maintenance and depreciation expense, offset in revenues above	$54	$49
Total	$54	$49
Interest expense and other finance charges
Changes in outstanding debt	$(12)	$(40)
Other, primarily AFUDC and impacts of regulatory deferrals	7	(4)
Total	$(5)	$(44)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in revenues above	$1	$3
Total	$1	$3
Other income, net
Other income, including AFUDC - Equity	$7	$11
Total	$7	$11

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERC CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its single reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations for CERC’s business, see “Risk Factors — Risk Factors Affecting Operations — Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$600	$583	$17	$2,791	$3,045	$(254)
Expenses:
Utility natural gas	140	141	1	1,046	1,399	353
Non-utility cost of revenues, including natural gas	1	1	—	2	2	—
Operation and maintenance	207	187	(20)	614	616	2
Depreciation and amortization	124	125	1	389	365	(24)
Taxes other than income taxes	51	53	2	176	181	5
Total expenses	523	507	(16)	2,227	2,563	336
Operating Income	77	76	1	564	482	82
Other Income (Expense):
Interest expense and other finance charges	(38)	(44)	6	(145)	(131)	(14)
Other income, net	4	6	(2)	10	12	(2)
Income Before Income Taxes	43	38	5	429	363	66
Income tax expense	9	10	1	84	80	(4)
Net Income	$34	$28	$6	$345	$283	$62
Throughput (in Bcf):
Residential	15	14	7%	137	135	1%
Commercial and Industrial	81	76	7%	294	282	4%
Total	96	90	7%	431	417	3%
Weather (percentage of 10-year average for service area):
Heating degree days	24%	21%	3%	79%	88%	(9)%
Number of metered customers at end of period:
Residential	3,926,819	3,863,739	2%	3,926,819	3,863,739	2%
Commercial and Industrial	290,128	289,376	—%	290,128	289,376	—%
Total	4,216,947	4,153,115	2%	4,216,947	4,153,115	2%

The following table provides variance explanations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as well as for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2024 vs. 2023	Nine Months Ended September 30, 2024 vs. 2023
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas below	$(1)	$(353)
Energy efficiency and other pass-through, offset in operation and maintenance below	(3)	(18)
Gross receipts tax, offset in taxes other than income taxes below	2	(2)
Non-volumetric and miscellaneous revenue	(2)	(1)
Weather and usage	3	6
Customer growth	2	9
Non-utility revenues	1	10
Customer rates	15	95
Total	$17	$(254)
Utility natural gas
Cost of natural gas, offset in revenues above	$1	$353
Total	$1	$353
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$(29)	$(20)
Contract services	(3)	(5)
Labor and benefits	3	2
Corporate support services	6	7
Energy efficiency and other pass-through, offset in revenues above	$3	$18
Total	$(20)	$2
Depreciation and amortization
Ongoing additions to plant-in-service	$1	$(24)
Total	$1	$(24)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$2
Incremental capital projects placed in service, and the impact of updated property tax rates	4	3
Total	$2	$5
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$12	$(9)
Changes in outstanding debt	(6)	(5)
Total	$6	$(14)
Other income, net
Other income, including AFUDC - Equity	$1	$3
Other	(3)	(5)
Total	$(2)	$(2)

Income Tax Expense. For a discussion of effective tax rate per period, see Note 12 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may impact the Registrants’ future earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flows

The following table summarizes the net cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,250	$306	$858	$3,069	$858	$2,270
Investing activities	(2,559)	(1,044)	(982)	(3,190)	(2,132)	(1,320)
Financing activities	1,329	759	124	168	1,312	(949)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$219	$(107)	$294
Changes in working capital	(243)	23	(398)
Changes in current regulatory assets and liabilities (1)	(1,264)	(7)	(1,218)
Changes in non-current regulatory assets and liabilities	(482)	(408)	(83)
Higher pension contribution	25	—	—
Other	(74)	(53)	(7)
	$(1,819)	$(552)	$(1,412)
(1)This change is primarily related to the receipt of proceeds at CenterPoint Energy and CERC from the Texas securitization program in 2023. For further details, see Note 6 to the Interim Condensed Financial Statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net change in capital expenditures	$822	$553	$192
Net change in notes receivable from affiliated companies	—	638	87
Proceeds from divestitures	(145)	—	—
Other	(46)	(103)	59
	$631	$1,088	$338

Financing Activities. The following items contributed to (increased) decreased net cash provided by (used in) financing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$976	$—	$518
Net changes in proceeds from issuances of Common Stock	494	—	—
Net changes in long-term debt and term loans outstanding, excluding commercial paper	(1,167)	(702)	668
Net changes in debt issuance costs	25	8	9
Net changes in short-term borrowings	12	—	12
Redemption of Series A Preferred Stock	800	—	—
Increased payment of Common Stock dividends	(25)	—	—
Decreased payment of preferred stock dividends	49	—	—
Net change in notes payable from affiliated companies	—	713	—
Change in contribution from parent	—	(561)	(210)
Change in dividend to parent	—	(10)	77
Other	(3)	(1)	(1)
	$1,161	$(553)	$1,073

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, storm restoration costs, debt service requirements, tax payments, working capital needs and various regulatory actions. Capital expenditures (other than expenditures associated with the May 2024 Storm Events and Hurricane Beryl) are expected to be used for investment in infrastructure. These capital expenditures are anticipated to enhance reliability and safety, increase resiliency and expand our systems through value-added projects. Substantial capital expenditures are also expected for restoration costs associated with the May 2024 Storm Events and Hurricane Beryl, as further described below. In addition to dividend payments on CenterPoint Energy’s Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remainder of 2024 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures (1)	$1,248	$805	$322
Estimated restoration costs associated with May 2024 Storm Events (2)	8	8	—
Estimated restoration costs associated with Hurricane Beryl (2)	849	849	—
Scheduled principal payments on Securitization Bonds	88	81	—
Expected contributions to pension plans and other post-retirement plans	8	1	—

(1)Excludes expenditures for the restoration costs associated with the May 2024 Storm Events and Hurricane Beryl.
(2)Represents cash requirements associated with the estimated storm restoration costs for the remainder of 2024.

The Registrants expect that anticipated cash needs for the remainder of 2024 will be met with borrowings under their credit facilities, proceeds from the issuance of long-term debt, anticipated cash flows from operations, and, with respect to CenterPoint Energy and CERC, proceeds from commercial paper. Issuances of debt securities in the capital markets, funds raised in the commercial paper markets, term loans and additional credit facilities may not, however, be available on acceptable terms.

For more information regarding the May 2024 Storm Events and Hurricane Beryl, see Notes 6, 11 and 13 to the Interim Condensed Financial Statements as well as “Recent Events” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this combined Form 10-Q.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 11 and guarantees as discussed in Note 13(b) to the Interim Condensed Financial Statements, we have no off-balance sheet arrangements.

Regulatory Matters

Hurricane Beryl

For additional information about Hurricane Beryl, see Note 6 to the Interim Condensed Financial Statements as well as “Recent Events” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this combined Form 10-Q.

May 2024 Storm Events

For additional information about the May 2024 Storm Events, see Note 6 to the Interim Condensed Financial Statements as well as “Recent Events” in Part I, Item 2 and “Risk Factors” in Part II, Item 1A of this combined Form 10-Q.

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

On May 1, 2024, Indiana Electric filed with the IURC seeking approval to purchase 147 MW of wind power under a 25-year PPA with an affiliate of NextEra Energy, Inc., which is developing a wind project in Knox County, IL. The facility is targeted to be in operation in early 2026. Indiana Electric expects a decision from the IURC in the fourth quarter of 2024. If Indiana Electric’s request is approved, the purchase power costs will be recovered through the fuel adjustment clause proceedings over the term of the PPA.

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

Culley Unit 3 Operations

In June 2022, F.B. Culley Unit 3, an Indiana Electric coal-fired electric generation unit with an installed generating capacity of 270 MW, experienced an operating issue relating to its boiler feed pump turbine. The unit returned to service in March 2023. In testimony filed September 13, 2023, the OUCC and an intervenor that represents industrial customers filed testimony with the IURC alleging that Indiana Electric did not act prudently which led to the unplanned outage and recommended disallowances between $21 million to $27 million. On July 3, 2024, the IURC issued an order finding Indiana Electric acted reasonably and prudently with respect to the events that gave rise to the Culley Unit 3 outage and, in addition, did not approve the intervenors proposed disallowance. The order is now final and non-appealable.

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

Mill Creek Transmission Project (CenterPoint Energy and Houston Electric)

On November 17, 2023, Houston Electric filed a CCN application with the PUCT for approval to build a 138 kV double circuit transmission line in Harris and Montgomery counties, Texas that will connect Houston Electric’s transmission system to Houston Electric’s planned Mill Creek substation. The actual capital costs of the project, including the transmission line and the planned Mill Creek substation, will depend on actual land acquisition costs, construction costs, and other factors and have been estimated to be $62 million to $98 million, based on an amended CCN application filed by Houston Electric on February 26, 2024 and subsequent errata filed on May 9, 2024. On October 24, 2024, the PUCT heard oral arguments and indicated that they will issue a decision on this project on November 14, 2024.

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
•House Bill 2555 became effective on June 13, 2023 and allows an electric utility to file a transmission and distribution system resiliency plan with the PUCT and associated cost recovery to enhance its system through hardening, modernization, undergrounding certain lines, lightning mitigation measures, flood mitigation measures, information technology, cybersecurity, physical security, vegetation management and wildfire mitigation. On January 18, 2024, the PUCT issued an Order adopting its Resiliency Plan Rule (16 Tex. Admin. Code § 25.62);
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

On June 28, 2023, CERC submitted its first innovation plan to the MPUC; the five-year plan includes 18 pilot projects and seven smaller research-and-development projects. These projects will deploy and evaluate a broad array of innovative resources including made-in-Minnesota alternative gases such as renewable natural gas and green hydrogen as well as pioneering technologies such as a networked geothermal district energy system and end-use carbon capture. The proposed plan requires approval from the MPUC through a review process that is expected to take about one year. The MPUC requested comments by September 15, 2023 if parties believe that the filing is incomplete based on the reporting requirements or if parties do not believe that that the MPUC’s standard informal proceeding process is appropriate. No parties filed comments regarding completeness or raising concerns that the MPUC’s standard informal procedural process is inappropriate. The initial comment period closed January 15, 2024, the reply comment period closed March 15, 2024 and the supplemental comment period closed May 15, 2024. On July 25, 2024, the MPUC voted to approve the plan with some minor modifications during its agenda meeting and a formal order was issued on October 9, 2024.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects have been impacted by delays and/or increased costs. The potential delays and inflationary cost pressures communicated from the developers of our solar projects have been primarily due to (i) unavailability of solar panels and other uncertainties related to DOC anti-dumping and countervailing duties investigation(s), (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China’s Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On May 15, 2024, based on a petition filed by the American Alliance for Solar Manufacturing Trade Committee, the DOC announced the initiation of antidumping and countervailing duty investigations of silicon photovoltaic cells from Cambodia, Malaysia, Thailand, and Vietnam. On October 1, 2024, the DOC’s preliminary countervailing duty determination affirmed the petition and established preliminary duty rates. The DOC is expected to issue a preliminary antidumping determination in the fourth quarter of 2024 with final determinations expected in the first quarter of 2025. These impacts could result in cost increases for certain projects, and such impacts may require that we seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Risk Factors” in Item 1A of Part I of the Registrants’ combined 2023 Form 10-K.

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

On April 29, 2024, Houston Electric filed its first transmission and distribution system resiliency plan with the PUCT, which proposed to implement 25 resiliency measures over a three-year period. On August 1, 2024, Houston Electric announced that it was withdrawing its application for approval of its transmission and distribution system resiliency plan in order to focus on addressing the impacts of Hurricane Beryl and accelerating preparedness and resiliency efforts for the remaining storm season. The ALJ granted Houston Electric’s request for withdrawal of the transmission and distribution system resiliency plan on August 16, 2024.

On August 28, 2024, Houston Electric announced a series of resiliency actions, including a proposal for approximately $5 billion in resiliency investment from 2026 to 2028, which Houston Electric intends to include in a transmission and distribution system resiliency plan that is expected to be filed with the PUCT on or before January 31, 2025 following feedback from customers, external experts and other stakeholders, including elected officials and local agencies.

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

Minnesota Rate Case. On November 1, 2023, CERC filed an application with the MPUC requesting an adjustment to delivery charges in 2024 and 2025 for the natural gas business in Minnesota. The requested increase is approximately 6.5% or $85 million for 2024 and an additional approximately 3.7% or $52 million for 2025. The need for a rate change is primarily driven by the continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets, and changes in other costs to serve customers. The request reflects a proposed 10.3% ROE on a 52.5% equity ratio. Interim rates for 2024 of $69 million, subject to refund, were implemented as of January 1, 2024. A request for interim rates of $33 million for 2025 was filed on September 30, 2024 and decision on 2025 interim rates is expected in the fourth quarter of 2024. A pretrial and settlement conference is scheduled for December 16, 2024 and the anticipated decision date of the rate case is July 1, 2025.

Indiana Electric Rate Case. On December 5, 2023, Indiana Electric filed a petition with the IURC for authority to modify its rates and charges for electric utility service through a phase-in of rates. The requested increase is approximately 16% or $119 million based on a forward looking 2025 test year. The need for a rate increase is primarily driven by the continuing investment that is being made to bolster the safety and reliability of the system and normal increases in operating expenses. The initial filing of the rate case reflected a proposed 10.4% ROE on a 55% equity ratio. On April 9, 2024 Indiana Electric filed rebuttal in the rate case. Indiana Electric reached a settlement agreement with less than all parties and submitted the agreement to the IURC on May 20, 2024. The settlement reflects a proposed 9.8% ROE on a 55% equity ratio. The requested increase was lowered to 11% with an updated requested increase of $80 million. A hearing took place on September 10, 2024 through September 11, 2024. A final order is expected in the first half of 2025.

Houston Electric Rate Case. On March 6, 2024, Houston Electric filed an application with the PUCT requesting authority to change rates and charges for electric transmission and distribution service. The requested increase is approximately $17 million (1%) for retail customers and $43 million (6.6%) for wholesale transmission service, excluding TCRF and rate case expenses. Texas law mandates that electric utilities file a base rate proceeding no later than every four years from the date of their last base rate proceeding final order. Houston Electric’s most recent base rate proceeding order was approved by the PUCT on March 9, 2020, in Docket No. 49421. Therefore, Houston Electric was required to file its next base rate proceeding no later than March 9, 2024. The need for a rate increase is primarily driven by the continuing investment that has been made to support customer growth and to bolster the safety and reliability of Houston Electric’s transmission and distribution system. The request reflects a proposed 10.4% ROE and a 45% equity ratio. Errata testimony was filed to correct minor errors included in the initial filing which reduced the requested increase to $56 million compared to current rates. Intervenor and PUCT staff testimony was filed in June 2024. Rebuttal testimony was due on July 12, 2024 and Houston Electric filed rebuttal testimony from 13 witnesses that covered issues other than operations; however, due to their significant operational responsibilities associated with Houston Electric’s emergency operations plan and response to Hurricane Beryl, an extension was requested (and granted) for the operations witnesses. A hearing on the merits was scheduled to start in late July 2024. On July 17, 2024, Houston Electric filed an unopposed motion to abate the pending deadlines in order to provide additional time to facilitate the continued settlement discussions; the motion was granted on the same day. On August 1, 2024, Houston Electric announced that it was withdrawing its base rate application with the PUCT requesting authority to change rates and charges for electric transmission and distribution service in order to focus on addressing the impacts of Hurricane Beryl in its service territory and accelerating preparedness and resiliency efforts for the remaining storm season. Intervenors filed a motion to challenge the withdrawal of the base rate proceeding. PUCT staff and the Office of Public Utility Counsel filed a letter in support of such withdrawal. On August 16, 2024, the ALJ issued an order denying the requested withdrawal of the base rate proceeding, leaving the base rate proceeding abated. On August 23, 2024, Houston Electric filed an appeal of the ALJ’s order to the PUCT. On September 12, 2024, the PUCT issued an order extending the time to act on Houston Electric’s appeal. On October 24, 2024, the PUCT heard oral arguments on the appeal and indicated that they will decide the appeal on November 14, 2024.

Ohio CEP. On March 1, 2024, CEOH filed an application with the PUCO for authority to modify its CEP rates and charges. The requested increase is approximately $3 million resulting in a proposed CEP rate for residential customers of $1.54 per month. Per the PUCO’s Opinion and Order in the 2018 general rate case, the CEP rate is capped at $1.50 per month for residential customers. CEOH requested deferral of the 2023 CEP revenue requirement above the CEP rate cap of approximately $155,000. On June 20, 2024, PUCO staff filed comments recommending that CEOH be permitted to collect $1.50 in this annual rider. However, PUCO staff recommended that CEOH be denied the opportunity to collect deferrals that exceed $1.50. PUCO staff also recommended that CEOH cease accruing deferrals until such time as a new CEP alternative regulation case has been approved and asserted the $1.50 cap was reached at some point in 2023. CEOH filed comments on July 15, 2024, providing additional clarification on its interpretation of the 2018 rate case stipulation language. CEOH’s interpretation is that CEOH has complied with the PUCO’s Opinion and Order from the 2018 general rate case, and CEOH plans to file a Notice of Intent to file a rate case application prior to the $1.50 cap being reached, allowing for the deferral to be maintained. CEOH filed a statement of resolution on July 30, 2024, indicating CEOH and PUCO staff agree to certain statements including: CEOH’s existing deferral authority has not expired and will continue uninterrupted, provided CEOH files its notice of intent for its base rate case prior to the new CEP Rider charges taking effect. PUCO issued a Finding & Order on August 21, 2024, finding that the parties’ resolution of the rate cap and deferral authority issues were reasonable.

Ohio Gas Rate Case. On August 27, 2024, CEOH filed a Notice of Intent with PUCO to begin the process of requesting an adjustment in natural gas base rates. CEOH plans to file its Application and Standard Filing Requirement by the end of October 2024 based on a hybrid test year of January through March 2024 results and April through December 2024 estimated financial data. Direct testimony will be filed with PUCO 14 days after the application filing. The need for a rate increase is primarily driven by the continuing investment that is being made to provide safe and reliable service of the system. CEOH’s last base rate case was filed in 2018 with final PUCO approval August 28, 2019.

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
The requested $65 million is comprised primarily of the following: 2025 program costs of $50 million; a credit of $0.5 million related to the over-recovery of 2023 program costs; the 2023 earned bonus of $15 million; and 2025 projected evaluation, measurement and verification costs of $0.5 million. On August 21, 2024, Houston Electric requested the proceeding be abated to facilitate settlement negotiations with the parties. On September 6, 2024, Houston Electric notified the ALJ that the parties reached an agreement in principal and requested the proceeding continue in abatement; the stipulation and settlement agreement was filed on October 17, 2024.

CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
Rate Case	5	October 2023	December 2024	June 2024	See discussion above under Texas Gas Rate Case.
Tax Act Rider	20	August 2024	TBD	TBD
Resulting from the Texas Gas Rate Case, the first Tax Act Rider Calculation was filed on August 1, 2024 pursuant to Docket No. OS-23-00015513 to recover the effects of the Inflation Reduction Act (“Tax Act 2022”) and certain other tax-related costs for rates to become effective January 1, 2025. These effects include the return on the CAMT deferred tax asset (“DTA”) resulting from the Tax Act 2022, income tax credits resulting from the Tax Act 2022, and the return on the increment or decrement in the NOL DTA included in rate base and in the standard service base revenue requirement approved in the Texas Gas Rate Case. CERC believes its filing is consistent with the Tax Act Rider tariff approved in Docket No. OS-23-00015513. On October 1, 2024, certain parties filed comments disputing the application. The Railroad Commission is currently seeking comments and a procedural schedule for review.

CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	8	May 2024	TBD	TBD	CIP Financial Incentive based on 2023 CIP program activity.
Rate Case	136	November 2023	TBD	TBD	See discussion above under Minnesota Rate Case.
CenterPoint Energy and CERC - Louisiana (LPSC)
RSP	12	September/October 2023	June 2024	April 2024
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $8 million based on a test year ended June 2023 and adjusted ROE of 3.67%. The South Louisiana increase, net of TCJA effects considered outside of the earnings band and completion of COVID-19 asset recovery, is $5 million based on a test year ended June 2023 and adjusted ROE of 5.47%. The TCJA refund impact to North Louisiana and South Louisiana was $0.6 million and $0.4 million, respectively. South Louisiana interim rates were implemented on December 28, 2023, subject to refund. North Louisiana interim rates were implemented on January 29, 2024. Staff reports issued on January 31, 2024 recommended disallowances of $0.3 million and $0.2 million in North and South Louisiana, respectively. LPSC voted to approve the January 2024 staff reports on April 19, 2024. Implementation occurred in June 2024.

RSP	13	October 2024	TBD	TBD
Based on ROE of 9.95% with 50 basis point (+/-) earnings band. The North Louisiana increase, inclusive of TCJA effects considered outside of the earnings band, is $7 million based on a test year ended June 2024 and adjusted ROE of 5.56%. The South Louisiana increase, inclusive of TCJA effects considered outside of the earnings band, is $6 million based on a test year ended June 2024 and adjusted ROE of 5.96%. Interim rates, subject to refund, will be implemented December 19, 2024.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Mississippi (MPSC)
RRA	9	May 2024	September 2024	September 2024
Based on ROE of 10.263% with 100 basis points (+/-) earnings band. Revenue increase of approximately $11 million based on 2023 test year adjusted earned ROE of 5.11%. Interim increase of approximately $1.3 million implemented May 31, 2024. On September 5, 2024, MPSC approved a settlement revenue adjustment of $9.4 million.

CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	4	April 2024	August 2024	July 2024
Requested an increase of $35 million to rate base, which reflects approximately $3.6 million annual increase in current revenues. An 80% of revenue requirement is included in the requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $0.03 million annually. The Final IURC Order was issued July 31, 2024, approving CSIA rates as proposed effective August 1, 2024.

CSIA	2	October 2024	TBD	TBD	Requested an increase of $18 million to rate base, which reflects approximately $2.4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $(1.0) million annually. OUCC to file testimony on December 4, 2024. Indiana South Rebuttal due December 18, 2024. Evidentiary Hearing to be scheduled for week of January 6, 2025.
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	9	April 2024	August 2024	July 2024
Requested an increase of $97 million to rate base, which reflects approximately $9.4 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $1 million annually. Final IURC Order issued July 31, 2024, approving CSIA rates as proposed effective August 1, 2024.

CSIA	11	October 2024	TBD	TBD
Requested an increase of $84 million to rate base, which reflects approximately $11.0 million annual increase in current revenues. 80% of revenue requirement is included in requested rate increase and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under-recovery variance of $(3.0) million annually. OUCC to file testimony on December 4, 2024. Indiana South Rebuttal due December 18, 2024. Evidentiary Hearing to be scheduled for week of January 6, 2025.

CenterPoint Energy and CERC - Ohio - Gas (PUCO)
CEP	3	March 2024	September 2024	August 2024	See discussion above under Ohio Capital Expenditure Program.
DRR	12	May 2024	September 2024	August 2024
Requested an increase of $77 million to rate base for investments made in 2023, which reflects a $12 million annual increase in current revenues. A change in (over)/under-recovery variance of $0.8 million annually is also included in rates. PUCO Opinion & Order was issued August 21, 2024, approving DRR rates as proposed. Revised rates effective September 1, 2024.

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

ECA	6	May 2024	August 2024	August 2024
Requested an increase of $48 million to rate base, which reflects a $6 million annual increase in current revenues. Eighty percent of the revenue requirement is included in the requested rate increase and 20% is deferred until next rate case. The mechanism also includes a reduction in the under-recovery variance of $1 million. The OUCC filed testimony on July 1, 2024 recommending approval. A final order approving the request was issued on August 28, 2024.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
TDSIC	5	August 2024	TBD	TBD
Requested an increase of $30 million to rate base, which reflects a $5 million annual increase in current revenues. An 80% of the revenue requirement is included in the requested rate increase and 20% is deferred until the next rate case. The OUCC filed testimony on September 30, 2024. An evidentiary hearing is scheduled for October 28, 2024.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Inflation Reduction Act (IRA)

On August 16, 2022, the IRA was signed into law. The new law extends or creates tax-related energy incentives for solar, wind and alternative clean energy sources, implements, subject to certain exceptions, a 1% tax on share repurchases after December 31, 2022, and implements a 15% CAMT based on the adjusted financial statement income of certain large corporations. Corporations are entitled to a CAMT credit to the extent CAMT liability exceeds regular tax liability, which can be carried forward indefinitely and used in future years when regular tax exceeds the CAMT. It is likely that the Registrants will owe CAMT in excess of their regular tax liability beginning in 2024. As a result, the Registrants may experience a temporary increase in federal cash tax liability due to this provision beginning in 2024. On September 12, 2024, the IRS issued proposed regulations addressing the application of the CAMT. The proposed regulations offer guidance for computing an entity’s adjusted financial statement income, in addition to addressing other provisions of the CAMT. At this time, the Company does not anticipate changes to the applicability of CAMT to the Registrants as a result of the proposed regulations.

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

To address these developments, CenterPoint Energy announced its net zero emissions goals for both Scope 1 emissions and certain Scope 2 emissions by 2035. Indiana Electric’s 2019/2020 IRP identified a preferred portfolio that retires 730 MW of coal-fired generation facilities and replaces these resources with a mix of generating resources composed primarily of renewables, including solar, wind, and solar with storage, supported by dispatchable natural gas combustion turbines including a pipeline to serve such natural gas generation. Indiana Electric continues to execute on its 2019/2020 IRP and has received initial approvals for 626 MWs of the 700-1,000 MWs identified within Indiana Electric’s 2019/2020 IRP. Additionally, as reflected in its 10-year capital plan announced in September 2021, CenterPoint Energy anticipates spending over $3 billion in cleaner energy investments and enablement, which may be used to support, among other things, renewable energy generation and electric vehicle expansion. CenterPoint Energy believes its planned investments in renewable energy generation and corresponding planned reduction in its GHG emissions as part of its net zero emissions goals support global efforts to reduce the impacts of climate change. Indiana Electric has conducted a new IRP, which was submitted to the IURC in May 2023, to identify an appropriate generation resource portfolio to satisfy the needs of its customers and comply with environmental regulations. The proposed preferred portfolio is the second evolution to the generation transition plan to move away from coal-fired generation to a more sustainable portfolio of resources. Under the proposed preferred portfolio, Indiana Electric plans to convert its last remaining coal unit to natural gas by the end of 2027 and to add a significant amount of additional renewable resources through 2033. For more information regarding CenterPoint Energy’s net zero emission goals and the risks associated with them, see “Risk Factors — Risk Factors Affecting Regulatory, Environmental and Legal Risks — CenterPoint Energy is subject to operational and financial risks...” in Part I, Item 1A of the Registrants’ combined 2023 Form 10-K.

To the extent climate changes result in warmer temperatures in the Registrants’ service territories, financial results from the Registrants’ businesses could be adversely impacted. For example, CenterPoint Energy’s and CERC’s Natural Gas could be adversely affected through lower natural gas sales. On the other hand, warmer temperatures in CenterPoint Energy’s and Houston Electric’s electric service territory may increase revenues from transmission and distribution and generation through increased demand for electricity used for cooling. Another possible result of climate change is more frequent and more severe weather events, such as hurricanes, tornadoes and flooding, including such storms as the February 2021 Winter Storm Event, the May 2024 Storm Events and Hurricane Beryl. Since many of the Registrants’ facilities are located along or near the Texas gulf coast, increased or more severe weather events, such as hurricanes, tornadoes or flooding, could increase costs to repair damaged facilities and restore service to customers. CenterPoint Energy’s current 10-year capital plan includes capital expenditures to enhance reliability and safety and increase resiliency of its systems as climate change may result in more frequent significant weather events. Houston Electric does not own or operate any electric generation facilities other than, since September 2021, its operation of TEEEF. Houston Electric transmits and distributes to customers of REPs electric power that the REPs obtain from power generation facilities owned by third parties. To the extent adverse weather conditions affect the Registrants’ suppliers, results from their energy delivery businesses may suffer. For example, in Texas, the February 2021 Winter Storm Event caused an electricity generation shortage that was severely disruptive to Houston Electric’s service territory and the wholesale generation market and also caused a reduction in available natural gas capacity. Additionally, the May 2024 Storm Events and Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system and resulted in electric service interruptions peaking at an estimated 922,000 customers and more than 2.1 million customers, respectively. When the Registrants cannot deliver electricity or natural gas to customers, or customers cannot receive services, the Registrants’ financial results can be impacted by lost revenues, and they generally must seek approval from regulators to recover restoration costs. To the extent the Registrants are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, the Registrants’ future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events continues, it may impact our ability to secure cost-efficient insurance.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of September 30, 2024. As of October 21, 2024, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of October 21, 2024
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$899	4.92%	December 6, 2027
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2027
Houston Electric	300	—	—	—	—%	December 6, 2027
CERC	1,050	—	1	427	4.90%	December 6, 2027
Total	$4,000	$—	$1	$1,326
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

Additionally, for information related to shares of Common Stock sold during the nine months ended September 30, 2024, see Note 18 to the Interim Condensed Financial Statements.

Temporary Investments

As of October 21, 2024, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of October 21, 2024:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool borrowings	4.98%	$221	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of October 21, 2024, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Negative	BBB	Negative	BBB	Negative
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	Negative	BBB+	Negative	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Negative	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Negative	A	Negative	A	Negative
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Negative	A-	Negative
CERC	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Negative	n/a	n/a
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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of September 30, 2024, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $180 million as of September 30, 2024. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought CenterPoint Energy’s liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on September 30, 2024, deferred taxes of approximately $787 million would have been payable in 2024. If all the ZENS-Related Securities had been sold on September 30, 2024, capital gains taxes of approximately $78 million would have been payable in 2024 based on 2024 tax rates in effect. For additional information about ZENS, see Note 10 to the Interim Condensed Financial Statements.

Cross Defaults

Under the Registrants’ respective revolving credit facilities, a payment default on, or a non-payment default, event or condition that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. Under SIGECO’s revolving credit facility, a payment default on, or a non-payment default, event or condition that permits acceleration of, any indebtedness for borrowed money and certain other specific types of obligations (including guarantees) exceeding $75 million by SIGECO or any of its significant subsidiaries will cause a default under SIGECO’s credit facility. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

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
•increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans or the use of alternative sources of financings, including financings due to the May 2024 Storm Events and Hurricane Beryl;
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
•restoration costs and revenue losses resulting from future natural disasters such as hurricanes or other severe weather events, such as the May 2024 Storm Events and Hurricane Beryl, and the timing of and amounts sought for recovery of such restoration costs; and
•various other risks identified in “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2023 Form 10-K, which are incorporated herein by reference, in Item 1A of Part II of this combined Form 10-Q, and in other reports that the Registrants file from time to time with the SEC.

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

During the nine months ended September 30, 2024, as described further in Note 3 to the Interim Condensed Financial Statements, certain assets and liabilities representing the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria. The sale will be considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances.

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

Other than the assets held for sale analysis discussed above, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2024, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants’ combined 2023 Form 10-K.

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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2024, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates. The Registrants seek to manage interest rate exposure by monitoring the effects of changes in market interest rates and using a combination of fixed and variable rate debt. Additionally, interest rate swaps are used to mitigate interest rate exposure when deemed appropriate. See Note 7 to the Interim Condensed Financial Statements.

CenterPoint Energy’s floating rate obligations aggregated $1.3 billion and $1.9 billion as of September 30, 2024 and December 31, 2023, respectively. If the floating interest rates were to increase by 100 basis points from September 30, 2024 rates, CenterPoint Energy’s combined interest expense would increase by approximately $13 million annually.

As of September 30, 2024 and December 31, 2023, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $18.7 billion and $16.9 billion, respectively, in principal amount and having a fair value of $18.1 billion and $16.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $715 million if interest rates were to decline by 10% from levels at September 30, 2024. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of $3 million as of September 30, 2024 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by less than $1 million if interest rates were to decline by 10% from levels at September 30, 2024. Changes in the fair value of the derivative component, a $591 million recorded liability at September 30, 2024, are recorded in CenterPoint Energy’s Condensed Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from September 30, 2024 levels, the fair value of the derivative component liability would decrease by $1 million, which would be recorded as a gain on indexed debt securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the Interim Condensed Financial Statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the September 30, 2024 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded on a gross basis as both a gain on indexed debt securities and as a loss on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income.

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

However, CenterPoint Energy’s and CERC’s regulated operations in Indiana have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which, subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms. CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana have regulatory authority to lock in pricing for up to 50% of annual natural gas purchases using arrangements with an original term of up to 10 years. This authority has been utilized to secure fixed price natural gas using both physical purchases and financial derivatives. As of September 30, 2024, the recorded fair value of non-trading energy derivative liabilities was $7 million and $6 million, respectively, for CenterPoint Energy’s and CERC’s utility natural gas operations in Indiana.

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

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2024 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

For a description of material legal and regulatory proceedings, including environmental legal proceedings that involve a governmental authority as a party and that the Registrants reasonably believe would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, affecting the Registrants, see Note 13(c) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Part I, Item 1 and “Legal Proceedings” in Part I, Item 3 of the Registrants’ combined 2023 Form 10-K.

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

In July 2024, Hurricane Beryl made landfall in Texas, bringing sustained winds, storm surges and torrential rain, which impacted our operations, customers and personnel in our Texas gulf coast markets. Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system, resulting in a substantial number of its customers (peaking at more than 2.1 million customers out of 2.8 million customers) being without power, many for extended periods of time.

The total cost for the restoration of Houston Electric’s electric delivery facilities as a result of Hurricane Beryl is currently estimated to be $1.1 billion, excluding carrying costs, but such estimate is preliminary and restoration costs could vary from that estimate. Houston Electric believes it is entitled to recover prudently incurred storm restoration costs in accordance with applicable regulatory and legal principles. However, neither the amount nor timing of the recovery is certain. Houston Electric’s failure to recover costs incurred as a result of Hurricane Beryl could adversely affect our liquidity, cash flows and financial condition.

Various federal, state and local governmental and regulatory agencies and other entities, such as the Texas Governor’s office, the Texas Legislature and the PUCT, have called for or are conducting inquiries and investigations into Hurricane Beryl and the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations, as well. Texas Lieutenant Governor Patrick has publicly urged the PUCT to hold Houston Electric, rather than ratepayers, responsible for paying $800 million, which was the amount the PUCT had previously approved Houston Electric to recover from ratepayers pursuant to Texas legislation passed after the 2021 Winter Storm Event relating to emergency responsiveness and the leasing of temporary generation units. On August 12, 2024, Texas Attorney General Ken Paxton opened an investigation to evaluate CenterPoint Energy’s conduct during Hurricane Beryl. There are significant uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to Houston Electric’s system, service territories, operations and/or regulatory treatment will result therefrom. If these or other inquiries, investigations or reviews ultimately result in changes to Houston Electric’s system, service territories, operations and/or regulatory treatment, such changes could have a material adverse impact on our business, results of operations, cash flows and financial condition.

CenterPoint Energy and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. Several lawsuits have been filed against CenterPoint Energy and/or Houston Electric, including three putative class actions claiming losses due to power outages following Hurricane Beryl and each seeking damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, it is possible that the insurers could dispute coverage for some types of claims or damages that may be alleged by plaintiffs, and one of CenterPoint Energy’s insurers has denied indemnity coverage in the putative class actions based on the failure to supply exclusion and has also reserved its rights with respect to coverage in those actions. CenterPoint Energy and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. While CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the lawsuits, final resolution of these matters, or any potential future claims or liabilities, may require expenditures that may be in excess of established insurance or reserves and may have a material adverse effect on the Registrants’ financial condition, results of operation, cash flows and liquidity.

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Agreement and Plan of Merger, dated as of April 21, 2018, by and among Vectren Corporation, CenterPoint Energy, Inc. and Pacer Merger Sub, Inc.	CenterPoint Energy’s Form 8-K dated April 21, 2018	1-31447	2.1	x
2.2*	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)			x
3.5	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.6	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.7	Fourth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	3(h)	x
3.8	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.9	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.10	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
†4.1	Junior Subordinated Indenture, dated as of August 14, 2024, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee				x
†4.2	Supplemental Indenture, dated as of August 14, 2024, to Exhibit 4.1				x
4.3	Amended and Restated Indenture of Mortgage and Deed of Trust dated as of January 1, 2023, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated February 1, 2023	1-31447	10.2	x
4.4	Third Supplemental Indenture dated as of August 29, 2024, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated August 29, 2024	1-31447	4.2	x
4.5	Form of the Fourth Supplemental Indenture to be dated as of January 31, 2025 or such earlier time as SIGECO may select, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated August 29, 2024	1-31447	4.3	x
10.1	Bond Purchase Agreement dated August 29, 2024 among Southern Indiana Gas and Electric Company and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated August 29, 2024	1-31447	10.1	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Darin M. Carroll					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Richard C. Leger						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Darin M. Carroll					x
†32.1.3	Section 1350 Certification of Richard C. Leger						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Date: October 28, 2024