Form 10-Q
period 2025-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2025-07-24
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 21, 2025:

CenterPoint Energy, Inc.	652,864,878	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
ALJ	Administrative Law Judge
AMAs	Asset Management Agreement
Arevon	Arevon Energy, Inc., which was formed through the combination of Capital Dynamics, Inc.’s U.S. Clean Energy Infrastructure business unit and Arevon Asset Management
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
ATM Forward Purchasers	Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, MUFG Securities EMEA plc and Royal Bank of Canada
ATM Forward Sellers	BofA Securities, Inc. Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC
ATM Managers	BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
BTA	Build Transfer Agreement
CAMT	Corporate Alternative Minimum Tax
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
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

GLOSSARY
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

GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Hurricane Beryl	The powerful and destructive storm that made landfall in Texas on July 8, 2024 and caused widespread damage to Houston Electric’s electric system
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ITC	U.S. International Trade Commission
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LAMS Asset Purchase Agreement	Asset Purchase Agreement, dated as of February 19, 2024, by and among CERC Corp. and the LAMS Buyers
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

LDC	Local distribution company
Load Shed	Curtailing the amount of electricity a TDU can transmit and distribute to its customers
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
May 2024 Storm Events	The sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes and resulted in widespread damage to Houston Electric’s electric delivery system
May 2024 Storm Events System Restoration Bonds	Restoration Bond Company II’s proposed Series 2025-A Senior Secured System Restoration Bonds relating to the securitization of system restoration costs in connection with the May 2024 Storm Events
MDL	Multi-district litigation

GLOSSARY
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
NERC	North American Electric Reliability Corporation
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act of 2025
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
PFD	Proposal for decision
Posey Solar	Posey Solar, LLC, a special purpose entity
Posey Solar Merger Agreement	Agreement and Plan of Merger, dated as of March 7, 2025, among SIGECO and Posey Solar
PPA	Power purchase agreement
PRP	Potentially responsible party
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp., collectively
REP	Retail electric provider
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and CEOH from VUH on June 30, 2022
Restoration Bond Company II	CenterPoint Energy Restoration Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Securitization Bonds	Transition bonds issued by Transition Bond Company IV and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SIGECO Securitization Bonds
SIGECO Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds relating to the securitization of qualified costs in connection with the retirement of SIGECO’s A.B. Brown Units 1 and 2 coal-fired generation facilities

SIGECO Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
SOAH	Texas State Office of Administrative Hearings
SOFR	Secured Overnight Financing Rate
SRC	Sales Reconciliation Component
SRP	The transmission and distribution system resiliency plan filed by Houston Electric with the PUCT on January 31, 2025
TBD	To be determined
TCA	Texas Consumer Association
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as temporary generation
TEEEF Rule	Texas Administrative Code, Title 16, Section 25.56, which became effective January 8, 2025 and refined the scope of TEEEF filings that can be made pursuant to Public Utility Regulatory Act Section 39.918
Transition Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric

GLOSSARY
Transition Services Agreement
Transition Services Agreement, dated as of March 31, 2025, by and among CenterPoint Energy Resources Corp., Delta North Louisiana Gas Company, LLC, Delta South Louisiana Gas Company, LLC, Delta Mississippi Gas Company, LLC, and Delta Energy Resources, LLC

Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of June 30, 2025 and December 31, 2024, consisted of AT&T Common, Charter Common and WBD Common
2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 20, 2025
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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•The business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses involving us or our industry, including the ability to successfully complete such strategies, initiatives, transactions or plans on the timelines we expect or at all, such as our plan to sell our Ohio natural gas LDC business or the completed sale of our Louisiana and Mississippi natural gas LDC businesses, which we cannot assure will have the anticipated benefits to us;
•industrial, commercial and residential growth in our service territories and changes in market demand, including in relation to the expansion of data centers, energy export facilities, including hydrogen facilities, electrification of industrial processes and transport and logistics, as well as the effects of energy efficiency measures and demographic patterns, and our ability to appropriately estimate and effectively manage business opportunities relating to such matters;
•our ability to fund and invest planned capital and the timely recovery of our investments, including the timing of and amounts sought for those related to Indiana Electric’s generation transition plan as part of its IRPs and Houston Electric’s GHRI and SRP;
•our ability to successfully construct, operate, repair, maintain and restart electric generating facilities, natural gas facilities, TEEEF and electric transmission facilities, as applicable, including in the event of a widespread outage and in relation to complying with applicable environmental and safety standards and the implementation of a well-balanced energy and resource mix, as appropriate;
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
•the timing and success of, and our ability to obtain approval for matters relating to, Houston Electric’s release of its 15 large 27 MW to 32 MW TEEEF units to the San Antonio area, reduction of its TEEEF fleet capacity and reduction of rates to reflect the removal of the 15 large TEEEF units from Houston Electric’s TEEEF fleet, as well as Houston Electric’s ability to complete one or more other future transactions involving various sizes of the TEEEF units on acceptable terms and conditions within the anticipated timeframe;
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
•federal, state and local legislative, executive and regulatory actions or developments affecting various aspects of our businesses, including, among others, any actions resulting from the May 2024 Storm Events and/or Hurricane Beryl, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation, legislation and governmental action pertaining to trade (including tariffs, bans, retaliatory trade measures taken against the United States or related governmental action), the implementation of budget and spending cuts to federal government agencies and programs, policies incentivizing the development or utilization of alternative sources of generation (including distributed generation), health care, finance and actions regarding the rates charged by our regulated businesses;
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
•direct or indirect effects on our facilities, resources, operations, reputation and financial condition resulting from terrorism, cyberattacks or intrusions, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes, derecho events, ice storms and other severe weather events, wildfires, pandemic health events, geopolitical conflict or other occurrences;
•risks relating to potential wildfires, including damages to our network and losses in excess of insurance liability coverage;
•tax legislation and any changes in tax laws under the current or future administrations, including the effects of the OBBBA, Executive Order 14315, the IRA and any further changes to or the repeal of the IRA, and any potential changes to tax rates, CAMT imposed, tax credits and/or interest deductibility, as well as uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
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

•changes in technology, including with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation, and their adoption by consumers, and our ability to anticipate and adapt to technological changes;
•advances in AI and our success in timely adopting, developing and deploying AI;
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

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and other than as required under applicable securities laws, the Registrants undertake no obligation to update or revise any forward-looking statements. Investors should note that the Registrants announce material financial and other information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, the Registrants may use the Investors section of CenterPoint Energy’s website (http://www.centerpointenergy.com) to communicate with investors about the Registrants. It is possible that the financial and other information posted there could be deemed to be material information. The information on CenterPoint Energy’s website is not part of this combined Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,929	$1,892	$4,835	$4,499
Non-utility revenues	15	13	29	26
Total	1,944	1,905	4,864	4,525
Expenses:
Utility natural gas, fuel and purchased power	300	233	1,306	1,020
Non-utility cost of revenues, including natural gas	2	—	3	1
Operation and maintenance	715	678	1,462	1,387
Depreciation and amortization	370	386	733	749
Taxes other than income taxes	140	141	294	285
Total	1,527	1,438	3,798	3,442
Operating Income	417	467	1,066	1,083
Other Income (Expense):
Loss on sale	—	—	(43)	—
Gain (loss) on equity securities	43	19	122	(64)
Gain (loss) on indexed debt securities	(42)	(18)	(121)	67
Interest expense and other finance charges	(191)	(212)	(425)	(410)
Interest expense on Securitization Bonds	(4)	(5)	(8)	(11)
Other income, net	30	10	40	24
Total	(164)	(206)	(435)	(394)
Income Before Income Taxes	253	261	631	689
Income tax expense	55	33	136	111
Net Income	$198	$228	$495	$578

Basic Earnings Per Common Share	$0.30	$0.36	$0.76	$0.91
Diluted Earnings Per Common Share	$0.30	$0.36	$0.76	$0.91

Weighted Average Common Shares Outstanding, Basic	653	641	652	636
Weighted Average Common Shares Outstanding, Diluted	654	642	654	638

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$198	$228	$495	$578
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0-, $-0- and $-0-)	1	2	1	1
Net deferred gain from cash flow hedges (net of tax of $-0-, $1, $-0- and $1)	—	1	—	4
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	(1)	—	(1)	—
Total	—	3	—	5
Comprehensive income	$198	$231	$495	$583

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($22 and $21 related to VIEs, respectively)	$93	$24
Investment in equity securities	683	561
Accounts receivable ($1 and $2 related to VIEs, respectively), less allowance for credit losses of $28 and $28, respectively	798	717
Accrued unbilled revenues ($2 and $2 related to VIEs, respectively), less allowance for credit losses of $1 and $2, respectively	342	521
Natural gas and coal inventory	140	173
Materials and supplies	554	541
Taxes receivable	51	121
Current assets held for sale	—	1,361
Regulatory assets	167	239
Prepaid expenses and other current assets ($2 and $2 related to VIEs, respectively)	102	123
Total current assets	2,930	4,381
Property, Plant and Equipment, Net:
Property, plant and equipment	44,691	42,667
Less: accumulated depreciation and amortization	10,790	10,578
Property, plant and equipment, net	33,901	32,089
Other Assets:
Goodwill	3,943	3,943
Regulatory assets ($305 and $313 related to VIEs, respectively)	3,088	3,108
Other non-current assets	237	247
Total other assets	7,268	7,298
Total Assets	$44,099	$43,768

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2025	December 31, 2024
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$500	$500
Current portion of VIE Securitization Bonds long-term debt	13	13
Indexed debt, net	1	2
Current portion of other long-term debt	540	51
Indexed debt securities derivative	740	619
Accounts payable	903	1,320
Taxes accrued	217	329
Interest accrued	277	274
Dividends accrued	—	143
Customer deposits	95	93
Current liabilities held for sale	—	176
Other current liabilities	409	525
Total current liabilities	3,695	4,045
Other Liabilities:
Deferred income taxes, net	4,518	4,389
Benefit obligations	477	550
Regulatory liabilities	2,983	2,999
Other non-current liabilities	843	722
Total other liabilities	8,821	8,660
Long-term Debt, Net:
VIE Securitization Bonds, net	301	308
Other long-term debt, net	20,263	20,089
Total long-term debt, net	20,564	20,397
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 652,814,271 shares and 651,727,276 shares outstanding, respectively	6	6
Additional paid-in capital	9,107	9,105
Retained earnings	1,923	1,572
Accumulated other comprehensive loss	(17)	(17)
Total shareholders’ equity	11,019	10,666
Total Liabilities and Shareholders’ Equity	$44,099	$43,768

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash Flows from Operating Activities:
Net income	$495	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	733	749
Deferred income taxes	74	200
Loss on sale	43	—
Loss (gain) on equity securities	(122)	64
Loss (gain) on indexed debt securities	121	(67)
Pension contributions	(87)	(3)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	214	188
Inventory	24	52
Taxes receivable	70	(92)
Accounts payable	(330)	(83)
Current regulatory assets and liabilities	72	(82)
Other current assets and liabilities	(275)	(93)
Non-current regulatory assets and liabilities	(106)	(284)
Other non-current assets and liabilities	99	21
Other operating activities, net	(55)	(34)
Net cash provided by operating activities	970	1,114
Cash Flows from Investing Activities:
Capital expenditures	(2,167)	(1,657)
Payment for asset acquisition	(357)	—
Proceeds from divestiture	1,219	—
Other investing activities, net	(36)	57
Net cash used in investing activities	(1,341)	(1,600)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(3)	(4)
Proceeds from (payment of) commercial paper, net	1,056	(623)
Proceeds from long-term debt and term loans, net	735	1,596
Payments of long-term debt and term loans, including make-whole premiums	(1,030)	(463)
Payment of debt issuance costs	(12)	(12)
Payment of dividends on Common Stock	(287)	(254)
Proceeds from issuance of Common Stock, net	—	247
Other financing activities, net	(19)	(28)
Net cash provided by financing activities	440	459
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	69	(27)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30	109
Cash, Cash Equivalents and Restricted Cash at End of Period	$99	$82

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$487	$404
Refunds received for income taxes, net	(5)	(4)

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$309	$517
ROU assets obtained in exchange for lease liabilities	—	5

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value)
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	652	$6	633	$6	652	$6	631	$6
Issuances of Common Stock	—	—	9	—	—	—	9	—
Issuances related to benefit and investment plans	1	—	—	—	1	—	2	—
Balance, end of period	653	6	642	6	653	6	642	6
Additional Paid-in-Capital
Balance, beginning of period		9,097		8,583		9,105		8,604
Issuances of Common Stock, net of issuance costs		—		244		—		247
Issuances related to benefit and investment plans		10		9		2		(15)
Balance, end of period		9,107		8,836		9,107		8,836
Retained Earnings
Balance, beginning of period		1,869		1,442		1,572		1,092
Net income		198		228		495		578
Common Stock dividends declared (see Note 15)		(144)		(128)		(144)		(128)
Balance, end of period		1,923		1,542		1,923		1,542
Accumulated Other Comprehensive Loss
Balance, beginning of period		(17)		(33)		(17)		(35)
Other comprehensive income (loss)		—		3		—		5
Balance, end of period		(17)		(30)		(17)		(30)
Total Shareholders’ Equity		$11,019		$10,354		$11,019		$10,354

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues	$1,008	$1,044	$1,892	$1,945
Expenses:
Operation and maintenance	482	456	930	893
Depreciation and amortization	196	210	375	409
Taxes other than income taxes	78	75	153	150
Total	756	741	1,458	1,452
Operating Income	252	303	434	493
Other Income (Expense):
Interest expense and other finance charges	(90)	(79)	(176)	(155)
Interest expense on Securitization Bonds	—	(1)	—	(2)
Other income, net	15	10	23	21
Total	(75)	(70)	(153)	(136)
Income Before Income Taxes	177	233	281	357
Income tax expense	36	46	56	71
Net Income	$141	$187	$225	$286

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($15 and $14 related to VIEs, respectively)	$15	$14
Accounts and notes receivable, less allowance for credit losses of $2 and $2, respectively	425	307
Accounts and notes receivable–affiliated companies	2	371
Accrued unbilled revenues	165	137
Materials and supplies	392	392
Taxes receivable	7	—
Prepaid expenses and other current assets	16	44
Total current assets	1,022	1,265
Property, Plant and Equipment, Net:
Property, plant and equipment	22,743	21,750
Less: accumulated depreciation and amortization	4,804	4,628
Property, plant and equipment, net	17,939	17,122
Other Assets:
Regulatory assets	1,396	1,284
Other non-current assets	45	41
Total other assets	1,441	1,325
Total Assets	$20,402	$19,712

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Short-term borrowings	$500	$500
Accounts payable	453	681
Accounts and notes payable–affiliated companies	520	119
Taxes accrued	143	189
Interest accrued	129	108
Other current liabilities	150	144
Total current liabilities	1,895	1,741
Other Liabilities:
Deferred income taxes, net	1,534	1,502
Benefit obligations	31	32
Regulatory liabilities	836	861
Other non-current liabilities	84	95
Total other liabilities	2,485	2,490
Long-Term Debt, Net	8,820	8,322
Commitments and Contingencies (Note 11)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	5,589	5,589
Retained earnings	1,614	1,571
Accumulated other comprehensive loss	(1)	(1)
Total member’s equity	7,202	7,159
Total Liabilities and Member’s Equity	$20,402	$19,712

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash Flows from Operating Activities:
Net income	$225	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	409
Deferred income taxes	20	18
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(93)	(108)
Accounts receivable/payable–affiliated companies	(51)	11
Inventory	—	(6)
Accounts payable	(135)	39
Taxes receivable	(7)	38
Current regulatory assets and liabilities	(2)	—
Other current assets and liabilities	11	(20)
Non-current regulatory assets and liabilities	(208)	(302)
Other non-current assets and liabilities	(8)	(7)
Other operating activities, net	(10)	(8)
Net cash provided by operating activities	117	350
Cash Flows from Investing Activities:
Capital expenditures	(1,308)	(854)
Decrease (increase) in notes receivable–affiliated companies	368	(49)
Other investing activities, net	59	51
Net cash used in investing activities	(881)	(852)
Cash Flows from Financing Activities:
Proceeds from long-term debt and term loan, net	500	498
Payments of long-term debt	—	(80)
Increase in notes payable–affiliated companies	453	—
Payment of debt issuance costs	(5)	(4)
Dividend to parent	(182)	(155)
Contribution from parent	—	230
Other financing activities, net	(1)	(2)
Net cash provided by financing activities	765	487
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1	(15)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14	89
Cash, Cash Equivalents and Restricted Cash at End of Period	$15	$74

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$176	$142
Cash paid for income taxes, net	29	25

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$224	$432

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		5,589		4,975		5,589		4,745
Contribution from parent		—		—		—		230
Balance, end of period		5,589		4,975		5,589		4,975
Retained Earnings
Balance, beginning of period		1,565		1,427		1,571		1,364
Net income		141		187		225		286
Dividend to parent		(92)		(119)		(182)		(155)
Balance, end of period		1,614		1,495		1,614		1,495
Accumulated Other Comprehensive Loss
Balance, beginning of period		(1)		—		(1)		—
Balance, end of period		(1)		—		(1)		—
Total Member’s Equity		$7,202		$6,470		$7,202		$6,470

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Utility revenues	$719	$668	$2,495	$2,168
Non-utility revenues	12	11	24	23
Total	731	679	2,519	2,191
Expenses:
Utility natural gas	231	182	1,140	906
Non-utility cost of revenues, including natural gas	2	—	3	1
Operation and maintenance	187	181	443	407
Depreciation and amortization	131	138	273	265
Taxes other than income taxes	56	61	129	125
Total	607	562	1,988	1,704
Operating Income	124	117	531	487
Other Income (Expense):
Gain on sale	—	—	52	—
Interest expense and other finance charges	(39)	(58)	(95)	(107)
Other income, net	12	3	14	6
Total	(27)	(55)	(29)	(101)
Income Before Income Taxes	97	62	502	386
Income tax expense	11	15	111	75
Net Income	$86	$47	$391	$311

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$86	$47	$391	$311
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	(1)
Other comprehensive loss	—	—	—	(1)
Comprehensive income	$86	$47	$391	$310

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2
Accounts receivable, less allowance for credit losses of $24 and $24, respectively	293	349
Accrued unbilled revenues, less allowance for credit losses of $1 and $2, respectively	121	338
Accounts and notes receivable–affiliated companies	5	6
Materials and supplies	117	105
Natural gas inventory	106	137
Taxes receivable	—	46
Current assets held for sale	—	1,266
Regulatory assets	148	238
Prepaid expenses and other current assets	29	50
Total current assets	819	2,537
Property, Plant and Equipment, Net:
Property, plant and equipment	16,078	15,552
Less: accumulated depreciation and amortization	4,190	4,146
Property, plant and equipment, net	11,888	11,406
Other Assets:
Goodwill	1,461	1,461
Regulatory assets	781	903
Other non-current assets	63	118
Total other assets	2,305	2,482
Total Assets	$15,012	$16,425

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2025	December 31, 2024
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$10
Accounts payable	313	405
Accounts payable–affiliated companies	75	101
Taxes accrued	135	150
Interest accrued	72	82
Customer deposits	84	81
Current liabilities held for sale	—	176
Other current liabilities	166	255
Total current liabilities	845	1,260
Other Liabilities:
Deferred income taxes, net	1,447	1,370
Benefit obligations	60	63
Regulatory liabilities	1,895	1,887
Other non-current liabilities	409	403
Total other liabilities	3,811	3,723
Long-Term Debt, Net	4,347	5,174
Commitments and Contingencies (Note 11)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,519	4,519
Retained earnings	1,473	1,732
Accumulated other comprehensive income	17	17
Total stockholder’s equity	6,009	6,268
Total Liabilities and Stockholder’s Equity	$15,012	$16,425

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash Flows from Operating Activities:
Net income	$391	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	265
Deferred income taxes	38	92
Gain on sale	(52)	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	338	285
Accounts receivable/payable–affiliated companies	(24)	9
Inventory	24	47
Taxes receivable	46	(13)
Accounts payable	(89)	(133)
Current regulatory assets and liabilities	92	(79)
Other current assets and liabilities	(164)	(36)
Non-current regulatory assets and liabilities	—	26
Other non-current assets and liabilities	181	12
Other operating activities, net	(29)	(31)
Net cash provided by operating activities	1,025	755
Cash Flows from Investing Activities:
Capital expenditures	(665)	(659)
Increase in notes receivable–affiliated companies	(1)	(71)
Proceeds from divestiture	1,219	—
Other investing activities, net	(98)	25
Net cash used in investing activities	455	(705)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(3)	(4)
Payments of commercial paper, net	(407)	(484)
Proceeds from long-term debt and term loan, net	—	399
Payments of long-term debt and term loan	(421)	—
Payment of debt issuance costs	—	(3)
Dividends to parent	(650)	(246)
Contribution from parent	—	290
Other financing activities, net	(1)	(2)
Net cash used in financing activities	(1,482)	(50)
Net Increase in Cash, Cash Equivalents and Restricted Cash	(2)	—
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2	1
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	$1

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$113	$111
Cash paid (refunds received) for income taxes, net	(1)	6

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$82	$89

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,519		4,229		4,519		4,229
Contribution from parent		—		290		—		290
Balance, end of period		4,519		4,519		4,519		4,519
Retained Earnings
Balance, beginning of period		1,940		1,783		1,732		1,634
Net income		86		47		391		311
Dividend to parent		(553)		(131)		(650)		(246)
Balance, end of period		1,473		1,699		1,473		1,699
Accumulated Other Comprehensive Income
Balance, beginning of period		17		15		17		16
Other comprehensive loss		—		—		—		(1)
Balance, end of period		17		15		17		15
Total Stockholder’s Equity		$6,009		$6,233		$6,009		$6,233

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

As of June 30, 2025, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of June 30, 2025, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 13.

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

As of June 30, 2025, CenterPoint Energy, Houston Electric and SIGECO had VIEs including Transition Bond Company IV and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or facilitating the securitization financing of qualified costs. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is the VIE’s primary beneficiary. For further information, see Note 6. Houston Electric has a controlling financial interest in Transition Bond Company IV and is the VIE’s primary beneficiary. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of Transition Bond Company IV or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

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

Cash and Cash Equivalents and Restricted Cash

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	June 30, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$93	$15	$—	$24	$14	$2
Restricted cash included in Prepaid expenses and other current assets (2)	6	—	—	6	—	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$99	$15	$—	$30	$14	$2

(1)Cash and cash equivalents related to VIEs as of June 30, 2025 and December 31, 2024 included $22 million and $21 million, respectively, at CenterPoint Energy and $15 million and $14 million, respectively, at Houston Electric.
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

(3) Acquisition and Divestiture (CenterPoint Energy and CERC)

Divestiture of Louisiana and Mississippi Natural Gas Businesses. On February 19, 2024, CERC Corp. entered into the LAMS Asset Purchase Agreement, pursuant to which CERC Corp. agreed to sell its Louisiana and Mississippi natural gas LDC businesses. The purchase price for the Louisiana and Mississippi natural gas LDC businesses was $1.2 billion, subject to adjustment as set forth in the LAMS Asset Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing. The transaction closed on March 31, 2025. As of the closing date, the businesses included approximately 12,000 miles of main pipeline in Louisiana and Mississippi serving approximately 380,000 customers. Prior to the sale, the Louisiana and Mississippi natural gas LDC businesses were reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable.

The sale was considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances. The deferred taxes associated with the businesses were recognized as a deferred income tax benefit by CenterPoint Energy and CERC upon closing of the sale in 2025.

Although the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria as of December 31, 2024, their disposals did not represent a strategic shift for CenterPoint Energy or CERC, as both retain significant operations in, and continue to invest in, their natural gas businesses. Therefore, the assets and liabilities, as well as the related income and expenses, associated with these transactions were not reflected as discontinued operations on CenterPoint Energy’s or CERC’s Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Income, as applicable. Since the depreciation on the Louisiana and Mississippi natural gas LDC businesses’ assets continued to be reflected in revenues through customer rates until the closing of the transaction and was then reflected in the carryover basis of the rate-regulated assets after the sale, CenterPoint Energy and CERC continued to record depreciation on those assets through the closing of the transaction. The Registrants recorded assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell.

CenterPoint Energy and CERC recognized a loss of $43 million and a gain of $52 million, respectively, net of transaction costs of $21 million, in connection with the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses during the six months ended June 30, 2025. Goodwill of $217 million and $122 million was allocated to the Louisiana and Mississippi natural gas LDC businesses by CenterPoint Energy and CERC, respectively, at the time the held for sale criteria was met and such amount was subsequently derecognized following the completion of the sale on March 31, 2025. As of June 30, 2025, CenterPoint Energy and CERC had a receivable of $12 million for working capital and other customary adjustments set forth in the LAMS Asset Purchase Agreement.

As a result of the sale of the Louisiana and Mississippi natural gas LDC businesses, there were no assets or liabilities classified as held for sale as of June 30, 2025. The assets and liabilities of the Louisiana and Mississippi natural gas LDC businesses classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, as of December 31, 2024 included the following:

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

The pre-tax income for the Louisiana and Mississippi natural gas LDC businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Income Before Income Taxes	$—	$3	$48	$44

Effective on the date of the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses, CERC entered into the Transition Services Agreement, whereby CERC agreed to provide certain transition services, including accounting, customer operations, procurement, and technology functions, for a term of up to 24 months. Subject to the conditions in the Transition Services Agreement, the LAMS Buyers may terminate these support services with 60 days prior written notice. CenterPoint Energy and CERC’s charges to the LAMS Buyers for reimbursement of transition services were $8.5 million during the three and six months ended June 30, 2025. CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets included a receivable due from the LAMS Buyers for transition services in the amount of $8.5 million as of June 30, 2025.

CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets included a receivable due from the LAMS Buyers for reimbursement of one-time setup costs in the amount of $7.5 million as of June 30, 2025.

Acquisition of Posey Solar. On March 7, 2025, SIGECO acquired 100% of the equity interests in Posey Solar, which was constructing a 191 MW solar array in Posey County, Indiana, for approximately $357 million. The purchase represents an asset acquisition. The lease obligations related to Posey Solar were approximately $35 million at the time of acquisition. The purchase was subject to terms and conditions in an order approved by the IURC on September 6, 2023, allowing Indiana Electric to recover project costs, net of PTCs, in rate base rather than a levelized rate, through base rates or the CECA mechanism, depending on which provides more timely recovery. Posey Solar was placed into service on May 30, 2025. Indiana Electric began recovering on the asset through updated base rates on June 17, 2025. On February 3, 2025, the IURC approved Indiana Electric’s request to convey PTCs to customers through the new tax adjustment rider.

(4) Revenue Recognition

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended June 30, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,195	$756	$2	$1,953
Other (1)	(4)	(5)	1	(8)
Eliminations	—	(1)	—	(1)
Total revenues	$1,191	$750	$3	$1,944

	Six Months Ended June 30, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$2,267	$2,639	$3	$4,909
Other (1)	(10)	(35)	2	(43)
Eliminations	—	(2)	—	(2)
Total revenues	$2,257	$2,602	$5	$4,864

	Three Months Ended June 30, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,207	$698	$1	$1,906
Other (1)	—	(3)	2	(1)
Total revenues	$1,207	$695	$3	$1,905

	Six Months Ended June 30, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$2,259	$2,239	$2	$4,500
Other (1)	(3)	26	2	25
Total revenues	$2,256	$2,265	$4	$4,525

(1)Primarily consists of income from ARPs and leases.

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenue from contracts with customers	$1,014	$1,049	$1,906	$1,959
Other (1)	(6)	(5)	(14)	(14)
Total revenues	$1,008	$1,044	$1,892	$1,945

(1)Primarily consists of income from ARPs and leases.

CERC

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenue from contracts with customers	$736	$682	$2,555	$2,167
Other (1)	(5)	(3)	(36)	24
Total revenues	$731	$679	$2,519	$2,191

(1)Primarily consists of income from ARPs and leases.

The opening and closing balances of accounts receivable and accrued unbilled revenues from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2024	$666	$521
Closing balance as of June 30, 2025	636	342
Decrease	$(30)	$(179)

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers. The opening balance as of December 31, 2024 also excludes receivables associated with the sale of CERC Corp.’s Louisiana and Mississippi natural gas LDC businesses.

Houston Electric

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2024	$284	$137
Closing balance as of June 30, 2025	323	165
Increase	$39	$28

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.

CERC

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2024	$326	$338
Closing balance as of June 30, 2025	259	121
Decrease	$(67)	$(217)

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers. The opening balance as of December 31, 2024 also excludes receivables associated with the sale of CERC Corp.’s Louisiana and Mississippi natural gas LDC businesses.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Service cost (1)	$6	$6	$12	$12
Interest cost (2)	19	18	39	37
Expected return on plan assets (2)	(20)	(18)	(40)	(37)
Amortization of net loss (2)	7	7	14	14
Net periodic cost	$12	$13	$25	$26

(1)Included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended June 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$—	$1	$—	$—
Interest cost (2)	4	2	1	3	2	1
Expected return on plan assets (2)	(2)	(1)	(1)	(2)	(1)	—
Amortization of prior service cost (credit) (2)	—	(1)	—	—	(2)	—
Amortization of net loss (2)	(3)	(2)	(1)	(2)	(1)	—
Net periodic cost (benefit)	$(1)	$(2)	$(1)	$—	$(2)	$1

	Six Months Ended June 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$—	$—	$—	$1	$—	$—
Interest cost (2)	7	3	2	6	3	2
Expected return on plan assets (2)	(3)	(2)	(1)	(3)	(2)	—
Amortization of prior service cost (credit) (2)	(1)	(2)	1	(1)	(3)	1
Amortization of net loss (2)	(5)	(3)	(2)	(4)	(2)	(1)
Net periodic cost (benefit)	$(2)	$(4)	$—	$(1)	$(4)	$2
(1)Included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected contributions to pension plans	$116	$—	$—
Expected contributions to postretirement benefit plans	9	1	5

The table below reflects the contributions made to the pension and postretirement benefit plans during the periods presented:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$17	$—	$—	$80	$—	$—
Postretirement benefit plans	4	1	2	7	1	4

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

	June 30, 2025			December 31, 2024
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Unrecognized equity return	$296	$131	$101	$251	$94	$92

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments at SIGECO.
(2)Represents Houston Electric’s allowed equity return on TEEEF costs and certain storm restoration balances.
(3)Represents CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacement expenditures in Texas and Indiana Gas.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended June 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$7	$5	$1	$12	$11	$—

	Six Months Ended June 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$9	$6	$2	$21	$19	$1

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana, Louisiana and Texas, and continue to recover the natural gas cost in Minnesota. As of June 30, 2025, CenterPoint Energy and CERC had each recorded current regulatory assets of $67 million and non-current regulatory assets of $30 million associated with the February 2021 Winter Storm Event. As of December 31, 2024, CenterPoint Energy and CERC had each recorded current regulatory assets of $67 million and non-current regulatory assets of $67 million associated with the February 2021 Winter Storm Event.

As of June 30, 2025 and December 31, 2024, as authorized by the PUCT, each of CenterPoint Energy and Houston Electric had recorded a regulatory asset of $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, each of CenterPoint Energy and Houston Electric had recorded a regulatory asset of $19 million and $19 million as of June 30, 2025 and December 31, 2024, respectively, for reimbursement of costs associated with the February 2021 Winter Storm Event that are being amortized over five years beginning April 28, 2025, which is the date that rates became effective following the PUCT’s final order in the Houston Electric rate case.

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

Houston Electric TEEEF

Pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (temporary generation). Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of June 30, 2025. Expenses associated with the short-term lease, including carrying costs, were deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $84 million and $89 million as of June 30, 2025 and December 31, 2024, respectively. Expenses associated with the long-term lease, including variable costs associated with the operation and maintenance of the TEEEF, depreciation expense on the right of use asset and carrying costs, are deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $156 million and $158 million as of June 30, 2025 and December 31, 2024, respectively.

Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the ongoing proceedings and did not record any impairments or disallowances on its right of use assets or TEEEF regulatory assets in the three and six months ended June 30, 2025 or June 30, 2024.

Effective January 1, 2023, all temporary generation assets were leased under the long-term lease agreement. The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of June 30, 2025 and December 31, 2024 and relates to removal costs that will be incurred at the end of the lease term. As of June 30, 2025, Houston Electric had secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $71 million, which is being held in an escrow account, not controlled by Houston Electric, and the funds will be released either pro rata each month or when a first lien can be secured by Houston Electric on such assets.

On September 11, 2024, the TCA filed a complaint with the PUCT requesting that the PUCT modify its rulings with respect to its prior decisions related to the TEEEF filings made in 2022 and 2023. Specifically, the TCA requested that the PUCT end cost recovery and return on investment on all the large up to 32 MW and 5 MW TEEEF units approved in Docket 53442. On October 2, 2024, Houston Electric filed a response to the TCA complaint and requested that the complaint be dismissed due to the principles of res judicata and collateral estoppel. On October 8, 2024, the TCA supplemented its complaint and on October 9, 2024, PUCT staff filed a statement of position stating that Houston Electric’s response provided a strong argument for dismissal of the complaint, but also stating that it would be prudent to have a thorough legal argument from the TCA. On October 10, 2024, the PUCT issued Order No. 2 finding the TCA complaint insufficient and requiring supplemental information or amendment from the TCA by October 24, 2024; the TCA filed supplemental information on October 24, 2024. On November 14, 2024, the PUCT issued Order No. 4 denying the motion to reconsider and extending a deadline. On December 16, 2024, the PUCT issued Order No. 5 granting waiver of the requirement for informal disposition and soliciting PUCT staff recommendation by January 16, 2025. On January 16, 2025, the PUCT staff filed a supplemental recommendation recommending that the TCA had not met its requirement to first present its complaint to the City of Houston prior to presenting it to the PUCT. On February 26, 2025, the TCA filed its complaint with the City of Houston. On April 1, 2025, the TCA filed the response from the City of Houston dated March 12, 2025, which stated the matter is closed and the City of Houston does not have the authority to re-visit these dockets. The City of Houston also stated that the TCA may appeal to the PUCT and then district court. On April 29, 2025, the PUCT staff filed a supplemental statement of position and motion to dismiss the TCA’s complaint due to lack of jurisdiction. On May 19, 2025, the PUCT issued Order No. 8 lifting the abatement and requiring parties to file responses indicating whether they wish to proceed with or without a hearing. In response to Order No. 8, Houston Electric and the PUCT staff filed responses on June 20, 2025, supporting the dismissal of the TCA’s complaint without a hearing. The TCA also filed a response on June 20, 2025, to request that the parties be allowed to delay responding to the request for a hearing in this docket until a final settlement is made in Docket 57980 (Houston Electric’s application to remove the 15 large 27 MW to 32 MW TEEEF units from its TEEEF fleet) or, if the request for delay is not granted, to request that the hearing in this docket be scheduled after the settlement of Docket 57980. On June 29, 2025, Order No. 9 was issued, granting the TCA’s request to abate this complaint case until a final order is issued in Docket 57980.

On December 19, 2024, Houston Electric announced a proposal to release its 15 large 27 MW to 32 MW TEEEF units to the San Antonio area prior to the summer of 2025. The proposal was intended to help ERCOT address a potential energy shortfall and Load Shed risk and to provide additional electric generation capacity to support growing energy demand in the greater San Antonio region. On April 18, 2025, a proposal was filed with the PUCT (Docket 57980), seeking approval of the aforementioned release to ERCOT, a corresponding reduction to TEEEF fleet capacity and a rate reduction to reflect the removal of the 15 large TEEEF units from Houston Electric’s TEEEF fleet. On June 4, 2025, Houston Electric entered into definitive documentation, subject to PUCT approval, to release the 15 large 27 MW to 32 MW TEEEF units to the San Antonio area for a period of up to two years, during which time Houston Electric will not receive revenue or profit from ERCOT and will not charge Houston-area customers for such TEEEF units while they remain in the San Antonio area serving ERCOT. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would receive revenues from one or more future transactions involving various sizes of the TEEEF units, and therefore plans to continue to not charge customers for these units for any future periods. On June 5, 2025, all of the intervenors submitted a joint request for hearing. On July 9, 2025, PUCT referred this docket to the SOAH. The PUCT issued a preliminary order on July 10, 2025, listing the issues to be addressed. SOAH Order No. 1 required parties to confer and submit a proposed procedural schedule or request a prehearing conference by July 25, 2025.

Following the passage of legislation in 2023 that allows for wider uses for TEEEF, Houston Electric entered into a lease with Energy Rental Solutions (“ERS”) to add smaller 200-kilowatt to one MW TEEEF units to its existing TEEEF fleet. In response to both the May 2024 Storm Events and Hurricane Beryl, Houston Electric extended its lease with ERS and secured additional small TEEEF units under the ERS lease terms; the primary purpose of the smaller TEEEF units is to provide temporary electric service to medical facilities, cooling centers, assisted living facilities and critical care customers that are impacted by extended weather-related outages. Houston Electric’s lease with ERS expired on March 31, 2025, after the PUCT adopted the TEEEF Rule, which went into effect on January 8, 2025 and refined the scope of TEEEF filings that can be made pursuant to applicable Texas regulations. Among other things, the TEEEF Rule has specific provisions relating to when and how utilities must request PUCT authorization to lease TEEEF units, and it generally requires a utility to obtain preapproval prior to renewing or entering into a new lease of TEEEF units. Houston Electric believes that it continues to need small TEEEF units, and on May 27, 2025, Houston Electric filed an application pursuant to the TEEEF Rule requesting preapproval to enter into two leases for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200-kilowatt to 1,250-kilowatt, for respective terms of 36 months. Approval of Houston Electric’s request in this filing will have no cost impact on customers at this time because cost determination will occur in a future proceeding.

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

On November 8, 2024, Houston Electric filed an Application for Determination of System Restoration Costs with the PUCT to determine the reasonableness and necessity of approximately $502 million of costs (including estimated case processing expenses and carrying costs) incurred or expected to be incurred to restore service following the May 2024 Storm Events. On March 19, 2025, Houston Electric filed a settlement agreement with the PUCT, under which Houston Electric would be entitled to recover a total of $396 million in distribution-related costs relating to the May 2024 Storm Events, along with carrying costs from the date those costs were incurred until system restoration bonds are issued. The settlement agreement also provided for the recovery of $29 million in transmission-related costs related to the May 2024 Storm Events that will be eligible for recovery through existing mechanisms established to recover transmission costs. Houston Electric agreed to defer $17.5 million of its distribution-related costs to the Hurricane Beryl cost determination proceeding and further agreed to an overall $10 million reduction in costs as part of the settlement agreement. A final order approving the settlement agreement was issued by the PUCT on April 24, 2025. On January 24, 2025, Houston Electric filed a request for a Financing Order for the distribution costs included in the November 8, 2024 Application for Determination of System Restoration Costs. On April 23, 2025, Houston Electric filed a settlement agreement with the PUCT, under which Houston Electric would be entitled to securitize the approved distribution-related costs. A final order approving the settlement agreement was issued by the PUCT on June 5, 2025. The PUCT issued an irrevocable Financing Order on June 5, 2025, which became final and non-appealable on June 20, 2025.

In connection with the securitization of the system restoration costs incurred in connection with the May 2024 Storm Events, on June 20, 2025, Houston Electric and Restoration Bond Company II filed a registration statement on Form SF-1 under the Securities Act of 1933, as amended, with the SEC registering the public offering and sale of up to $396 million aggregate principal amount of the May 2024 Storm Events System Restoration Bonds. The registration statement has not yet become effective, and May 2024 Storm Events System Restoration Bonds may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The May 2024 Storm Events System Restoration Bonds will not be obligations of Houston Electric or any of its affiliates other than Restoration Bond Company II. The May 2024 Storm Events System Restoration Bonds will not be secured by Houston Electric’s general mortgage bonds, and Houston Electric’s rights, titles, and interest in and under the PUCT’s Financing Order, which provides authority to issue the May 2024 Storm Events System Restoration Bonds and to impose, collect and receive system restoration charges from Houston Electric’s retail customers as well as to obtain periodic adjustments to such system restoration charges, are not subject to the lien of the General Mortgage.

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

On May 2, 2025, Houston Electric filed an Application for Determination of System Restoration Costs with the PUCT to determine the reasonableness and necessity of approximately $1.3 billion of costs (including estimated case processing expenses and carrying costs) incurred or expected to be incurred to restore service following Hurricane Beryl and certain other significant storms. Intervenor direct testimony was filed on June 30, 2025 and PUCT staff direct testimony was filed on July 3, 2025. Intervenor and PUCT staff disallowance positions totaled about $298.8 million and $4.7 million, respectively. Houston Electric’s rebuttal testimony was filed on July 18, 2025. On June 20, 2025, Houston Electric filed a request for a Financing Order for the distribution costs included in the May 2, 2025 Application for Determination of System Restoration Costs. A hearing on the merits is scheduled for July 31, 2025 through August 1, 2025. Neither the amount nor timing of the recovery of the system restoration costs is certain.

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

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period. As of June 30, 2025 and December 31, 2024, the Registrants did not have any assets or liabilities classified as Level 3.

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$683	$—	$—	$683	$561	$—	$—	$561
Investments, including money market funds (1)	20	—	—	20	22	—	—	22
Total assets	$703	$—	$—	$703	$583	$—	$—	$583
Liabilities
Indexed debt securities derivative	$—	$740	$—	$740	$—	$619	$—	$619
Total liabilities	$—	$740	$—	$740	$—	$619	$—	$619

Houston Electric

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$4	$—	$—	$4	$5	$—	$—	$5
Total assets	$4	$—	$—	$4	$5	$—	$—	$5

CERC

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$15	$—	$—	$15	$15	$—	$—	$15
Total assets	$15	$—	$—	$15	$15	$—	$—	$15

(1)Included in Prepaid expenses and other current assets in the respective Condensed Consolidated Balance Sheets.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and investments in equity securities measured at fair value are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. Additionally, CenterPoint Energy’s ZENS indexed debt securities derivative is stated at fair value and is excluded from the table below. The fair value of each debt instrument included below is determined by multiplying the principal amount of each debt instrument by a combination of historical trading prices and comparable issue data. These liabilities, which are not measured at fair value in the Registrants’ Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 2 in the fair value hierarchy.

	June 30, 2025			December 31, 2024
	CenterPoint Energy (1)	Houston Electric	CERC	CenterPoint Energy (1)	Houston Electric	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$21,618	$9,320	$4,347	$20,961	$8,822	$5,184
Fair value	20,698	8,388	4,304	19,597	7,746	5,032
(1)Includes Securitization Bonds, as applicable.

(8) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (loss) on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
AT&T Common	$7	$15	$63	$24
Charter Common	34	7	57	(78)
WBD Common	2	(3)	2	(10)
Total gains (losses) on equity securities, net	$43	$19	$122	$(64)

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

	Shares Held		Carrying Value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
			(in millions)
AT&T Common	10,212,945	10,212,945	$296	$233
Charter Common	872,503	872,503	356	299
WBD Common	2,470,685	2,470,685	28	26
Other			3	3
Total			$683	$561

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion, of which $828 million remained outstanding as of June 30, 2025. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	June 30, 2025	December 31, 2024
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of June 30, 2025, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $4 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(9) Short-term Borrowings and Long-term Debt

Debt Issuances. On January 31, 2025, CenterPoint Energy, through its wholly-owned subsidiary SIGECO, issued $165 million aggregate principal amount of 5.69% First Mortgage Bonds, Series 2025A, Tranche A due 2055. Total proceeds, net of transaction expenses and fees, were approximately $164 million, which was used for the acquisition of Posey Solar. See Note 3 for additional detail.

In February 2025, Houston Electric issued $500 million aggregate principal amount of 4.80% General Mortgage Bonds, Series AP, due 2030. Total proceeds, net of transaction expenses and fees, were approximately $495 million, which was used for general limited liability company purposes, including capital expenditures and working capital purposes.

Debt Repurchases. In March 2025, CERC, through its wholly-owned subsidiary Indiana Gas, repurchased $10 million aggregate principal amount of Indiana Gas’s 6.36% Medium Term Notes, Series F, due 2028 at a redemption price equal to 104.8% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

In April 2025, CenterPoint Energy commenced cash tender offers for up to (i) $600 million aggregate purchase price of certain of CenterPoint Energy’s outstanding senior notes, ranging from 2.65% to 5.40% due 2026 to 2031, and (ii) $400 million aggregate purchase price of certain of CERC’s senior notes, ranging from 4.10% to 5.40% due 2028 to 2047. In May 2025, CenterPoint Energy accepted for purchase and paid approximately $1 billion aggregate purchase price of CenterPoint Energy’s and CERC’s notes pursuant to the tender offers. Upon completion of the tender offers, CenterPoint cancelled approximately $634 million aggregate principal amount of its senior notes and CERC Corp. cancelled approximately $415 million aggregate principal amount of its senior notes pursuant to the terms of the respective indentures governing such notes. CenterPoint Energy and CERC recognized a gain on early extinguishment of debt of approximately $36 million and $9 million, respectively, for the three months ended June 30, 2025, which is included in Interest expense and other finance charges on their Statements of Consolidated Income.

In June 2025, CERC, through its wholly-owned subsidiary Indiana Gas, repaid at maturity $10 million aggregate principal amount of Indiana Gas’s 6.53% Medium Term Notes, Series E due 2025 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest thereon.

Credit Facilities. On January 29, 2025, CenterPoint Energy, Houston Electric, CERC and SIGECO each entered into extension agreements to, among other things, extend the maturity date of the lenders’ commitments under each of their respective credit agreements by one year, from December 6, 2027 to December 6, 2028. The Registrants had the following revolving credit facilities as of June 30, 2025:

Registrant	Execution Date	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2025 (2)	Termination Date
		(in millions)
CenterPoint Energy	December 6, 2022	$2,400	1.500%	65.0%	(3)	59.5%	December 6, 2028
CenterPoint Energy (4)	December 6, 2022	250	1.125%	65.0%		45.0%	December 6, 2028
Houston Electric	December 6, 2022	300	1.250%	67.5%	(3)	55.7%	December 6, 2028
CERC	December 6, 2022	1,050	1.125%	65.0%		38.0%	December 6, 2028
Total		$4,000

(1)Based on credit ratings as of June 30, 2025.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of June 30, 2025.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	June 30, 2025				December 31, 2024
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$—	$1,845	4.60%	$—	$—	$382	4.59%
CenterPoint Energy (2)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC (1)	—	—	192	4.52%	—	—	599	4.62%
Total	$—	$—	$2,037		$—	$—	$981

(1)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities of up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility.
(2)This credit facility was issued by SIGECO.

Liens. As of June 30, 2025, Houston Electric’s assets were subject to liens securing approximately $9 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of June 30, 2025, approximately $4.5 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of June 30, 2025, SIGECO had approximately $1.1 billion aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of June 30, 2025, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $1.1 billion of additional first mortgage bonds could be issued on this basis.

(10) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
CenterPoint Energy (1)	22%	13%	22%	16%
Houston Electric	20%	20%	20%	20%
CERC (2)	11%	24%	22%	19%

(1)CenterPoint Energy’s higher effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Louisiana and Mississippi natural gas LDC businesses and a reduction in favorable tax return true-ups. CenterPoint Energy’s higher effective tax rate for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Louisiana and Mississippi natural gas LDC businesses and a reduction in favorable tax return true-ups. For additional detail, see Note 3.
(2)CERC’s lower effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by a $12 million deferred income tax benefit associated with net operating loss carryforwards at Indiana Gas partially offset by the impact of non-deductible goodwill associated with the sale Louisiana and Mississippi natural gas LDC businesses. CERC’s higher effective tax rate for the six months ended

June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by the impact of the non-deductible goodwill associated with the sale of the Louisiana and Mississippi natural gas LDC businesses. For additional detail, see Note 3.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $30 million as of June 30, 2025. The Registrants believe that it is reasonably possible that the Registrants will recognize a $11 million tax benefit, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2022 have been audited and settled with the IRS for CenterPoint Energy. For tax years 2023, 2024 and 2025, the Registrants are participants in the IRS’s Compliance Assurance Process.

(11) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. Contracts with minimum payment obligations have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 because these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of June 30, 2025, CenterPoint Energy and CERC had the following undiscounted minimum purchase obligations:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remainder of 2025	$323	$39	$53	$321
2026	628	102	107	624
2027	548	130	26	544
2028	502	71	10	498
2029	483	68	3	479
Thereafter	1,746	943	153	1,718
Total	$4,230	$1,353	$352	$4,184

(1)Related to PPAs with commitments ranging from 20 years to 25 years.
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

(b) AMAs (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas businesses continue to utilize AMAs associated with their utility distribution service in Indiana, Minnesota and Texas. The AMAs have varying terms, the longest of which expires in 2029. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas businesses either sell natural gas to the asset manager and agree to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchase their full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas businesses and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas businesses agree to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas businesses and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas businesses. CenterPoint Energy’s and CERC’s Natural Gas businesses may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas businesses have an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. Amounts outstanding under these AMAs as of June 30, 2025 and December 31, 2024 were not material.

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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly-owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimated the maximum exposure under these guarantees to be approximately $457 million as of June 30, 2025 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred to be remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 related to its obligation under the outstanding guarantees.

(d) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to Hurricane Beryl. Various federal, state and local governmental and regulatory agencies and other entities, such as the Texas Governor’s office, the Texas legislature and the PUCT, have called for or are conducting inquiries and investigations into Hurricane Beryl, the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues, and the procurement of TEEEF. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations, as well. There are significant uncertainties around these inquiries and investigations and potential results and consequences, including with respect to our recovery of costs incurred as a result of Hurricane Beryl and whether any financial penalties will be assessed or changes to Houston Electric’s system, service territories, operations and/or regulatory treatment will result therefrom. Further, on January 22, 2025, a putative shareholder of CenterPoint Energy, Donel Davidson, filed a derivative petition in Harris County District Court, Texas, alleging breach of fiduciary duty and unjust enrichment on behalf of CenterPoint Energy against certain of its current and former directors and officers citing, in part, the topics of these inquiries and investigations. The action seeks to recover damages and other relief from the defendants on behalf of CenterPoint Energy. The action was removed to the Texas Business Courts, and on June 18, 2025, the parties filed an agreed upon stipulation to stay the case, which was approved by the court on June 24, 2025. Additionally, on February 12, 2025, a second putative shareholder of CenterPoint Energy made a demand on the Board to investigate the same basic allegations raised in the derivative petition filed by Donel Davidson.

CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. As of June 30, 2025, several putative class actions had been filed against CenterPoint Energy and/or Houston Electric in the District Courts of Harris County, Texas, on behalf of individuals or entities who claim losses due to power outages lasting at least 48 hours as a result of Hurricane Beryl, such actions consisting of the following proposed classes: (1) all restaurants in Harris County, Galveston County, and Montgomery County; (2) all residential customers; and (3) all health, wellness, medical and beauty facilities in Harris County. These putative classes assert claims and theories of negligence, gross negligence, nuisance, fraud, and/or violation of Houston Electric’s tariff for retail delivery service, and each seeks damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. In addition, as of the date of the filing of this combined Form 10-Q, several individual actions had been filed in Harris County District Courts asserting claims of negligence, negligence per se, negligent undertaking and/or gross negligence against CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric. Certain plaintiffs in these actions allege personal injury or property damage from downed power lines and seek damages in excess of $1 million. On June 27, 2025, the MDL panel granted CenterPoint Energy and Houston Electric’s motion to transfer to a MDL pretrial court, and the pending and any future-filed cases will be transferred to a MDL pretrial court. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to vigorously defend themselves against the lawsuits. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, certain insurers have disputed, and more insurers may dispute, coverage for some types of claims or damages that have been or may in the future be alleged by plaintiffs. For example, CenterPoint Energy has received from two insurers denials of indemnity coverage in the putative class actions based on the failure to supply exclusion, and those insurers have also reserved their rights with respect to coverage in those actions. CenterPoint Energy and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the numerosity of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. For more information regarding Hurricane Beryl, see Note 6.

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

CenterPoint Energy, Utility Holding, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of June 30, 2025, there were approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. One of the lawsuits in the MDL is a putative class action on behalf of everyone who received electric power via the ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021. Additionally, Utility Holding is currently named as a defendant in one lawsuit in which CenterPoint Energy and Houston Electric are also named as defendants.

The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. The judge ruled that ERCOT has sovereign immunity as a governmental entity and dismissed the suits against it. In a subsequent opinion in an unrelated matter, the Texas Supreme Court held that ERCOT is entitled to sovereign immunity. This ruling will apply to claims against ERCOT in the MDL. The MDL judge also dismissed all claims against the natural gas defendants (which list of natural gas defendants incorrectly included Utility Holding) and the REP defendants and some causes of action against the other defendants. CenterPoint Energy expects that the claims against Utility Holding will ultimately be dismissed in light of the judge’s initial rulings. As to the TDU and generator defendants, the judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants asked the courts of appeals to overturn. On April 2, 2024, a three-judge panel of the Court of Appeals for the Fourteenth District of Texas issued an opinion in the TDU mandamus proceeding, granting in part and denying in part the TDUs’ mandamus request. In its opinion, the panel granted the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ claims for (1) negligence, (2) negligent nuisance and (3) strict liability nuisance and ordered those claims be dismissed. The panel denied the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ gross negligence and intentional nuisance claims. On May 22, 2024, the TDUs filed a mandamus petition with the Supreme Court of Texas, seeking dismissal of the remaining claims. On June 27, 2025, the Supreme Court of Texas issued its decision and held that plaintiffs’ pleadings are insufficient as to both their intentional nuisance and gross negligence claims. The court dismissed plaintiffs’ intentional nuisance claims with prejudice, but concluded that plaintiffs should be given the opportunity to replead their gross negligence claims.

In the generator mandamus proceeding that was pending in the Court of Appeals for the First District of Texas, a three-judge panel granted the generators’ mandamus request and ordered dismissal of all claims asserted against the generators’ defendants. The plaintiffs asked the entire First Court of Appeals to rehear the panel’s decision. On November 26, 2024, the First Court of Appeals denied that motion. The plaintiffs filed a petition for writ of mandamus with the Supreme Court of Texas on January 31, 2025, and on June 27, 2025, the Supreme Court of Texas requested briefing on the merits in that proceeding.

The MDL judge allowed defendants (including Houston Electric) to file several additional motions on preliminary legal issues. These motions included the TDUs’ motion to dismiss under Chapter 150 of the Texas Civil Practice and Remedies Code, which was filed in one of the bellwether cases and argued that all of plaintiffs’ claims should be dismissed because the plaintiffs did not include a sufficient certificate by a qualified engineer with their petition as required by Texas law, as well as a motion to deny class certification in the putative class action. On November 13, 2024, the MDL Court granted the TDUs’ motion to dismiss under Chapter 150, and on December 3, 2024, the plaintiffs filed a notice of appeal of that ruling. On March 3, 2025, the plaintiffs filed their appellate brief regarding the MDL judge’s dismissal of their claims under Chapter 150, and the TDUs’ response brief was filed on May 23, 2025. Plaintiffs filed their reply brief on July 14, 2025. On January 8, 2025, the MDL Court denied class certification in the putative class action. Following issuance of the order denying class certification, a new lawsuit was filed on behalf of approximately 140 plaintiffs in Harris County District Court against hundreds of defendants, including CenterPoint Energy and Houston Electric, and that case was transferred to the MDL on January 23, 2025. In addition, plaintiffs filed a notice of appeal of the denial of class certification on January 27, 2025, but dismissed that appeal on April 28, 2025. The cases remain stayed pending the MDL Court’s implementation of the findings in the Court of Appeals for the Fourteenth District of Texas and Supreme Court of Texas mandamus decisions. CenterPoint Energy, Utility Holding, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

On February 2, 2024, CERC filed pleas to the jurisdiction in the three cases in which it was served; CERC also partially joined the other defendants’ motions to dismiss and additional pleas to the jurisdiction. On April 2, 2024, plaintiffs in the three served cases filed amended petitions rather than responding to pleas to the jurisdiction and motions to dismiss. Among other changes, plaintiffs in these three cases dismissed CenterPoint Energy Services, Inc., but maintained the same three causes of action as to the remaining defendants. CERC has vigorously defended itself against the claims raised, including filing updated pleas to the jurisdiction on May 17, 2024 in response to plaintiffs’ amended petitions and intends to continue to do so. On August 12, 2024, plaintiffs in the putative class action filed a motion for leave to amend to add additional plaintiffs/class representatives. Defendants opposed this motion on September 20, 2024. On September 23, 2024, the MDL judge heard oral argument on CERC’s plea to the jurisdiction and defendants’ motions to dismiss and other pleas to the jurisdiction. On November 7, 2024 and November 11, 2024, the MDL judge granted defendants’ motion to dismiss and CERC’s plea to the jurisdiction in all three cases. As a result of these rulings, all claims against CERC were dismissed with prejudice. Plaintiffs have appealed these rulings, and the appeals have been assigned to the Court of Appeals for the First District of Texas. On December 4, 2024, the MDL judge denied as moot a plaintiff’s motion for leave to amend to add additional plaintiffs/class representatives in the putative class action case. On January 17, 2025, the plaintiffs in the putative class action case filed an unopposed motion to dismiss their appeal, which the Court of Appeals granted on February 4, 2025. The parties have now completed their briefing.

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

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 only by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in Louisiana from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the district courts’ consideration of various motions to remand and multiple appeals of remand orders. Several cases involving other parishes that had been remanded to Louisiana state court have begun to resume proceedings in state court. To date, two of the 42 suits have substantially progressed in state court. The first case, Cameron Parish v. Auster Oil & Gas, Inc., et al., settled shortly before trial on confidential terms. The second case, Plaquemines Parish v. Rozel Operating Co., et al., was tried against one defendant, Chevron Corporation, and on April 4, 2025, the jury returned a verdict of $744.6 million. Before final judgment was entered, the Rozel case was stayed until the United States Supreme Court rules on the merits of a jurisdictional issue in a related case that does not include Primary Fuels, Inc. As of June 30, 2025, the federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants. The timing of further progress in the Jefferson Parish case is uncertain and dependent in part on the court’s ruling on the motion to remand and further developments in other related Chevron Corporation cases.

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

	June 30, 2025
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$13	$11
Minimum estimated remediation costs	8	7
Maximum estimated remediation costs	47	41
Minimum years of remediation	5	5
Maximum years of remediation	50	50

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

As of June 30, 2025, CenterPoint Energy had recorded an approximate $132 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in previously settled insurance proceedings. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

(12) Earnings Per Share (CenterPoint Energy)

The methodology for calculating basic and diluted earnings per share was disclosed in our combined 2024 Form 10-K. Except as described below, there have been no material changes in those disclosures.

Until settlement of the equity forwards executed in April 2025 and May 2025 further described in Note 15, dilutive earnings per common share reflects the dilutive impact of potential issuances of shares of Common Stock associated with the outstanding equity forwards. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of CenterPoint Energy’s Common Stock is higher than the forward sales price at the end of the reporting period. The calculation of dilutive earnings per share excluded 9,676 shares of Common Stock for the three months ended June 30, 2025 under forward sale agreements because their effect would have been antidilutive.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share and share amounts)
Numerator:
Net income	$198	$228	$495	$578
Denominator:
Weighted average common shares outstanding – basic	652,783,000	640,754,000	652,474,000	636,491,000
Restricted stock	1,060,000	1,062,000	1,109,000	1,402,000
Equity forwards	201,000	—	100,000	—
Weighted average common shares outstanding – diluted	654,044,000	641,816,000	653,683,000	637,893,000

Earnings Per Common Share:
Basic	$0.30	$0.36	$0.76	$0.91
Diluted	$0.30	$0.36	$0.76	$0.91

(13) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

As of June 30, 2025, reportable segments by Registrant and information about each Registrant’s CODM were as follows:

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

CERC

•CERC’s single reportable segment following the Restructuring and the closing of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025 consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, and industrial customers in Indiana, Minnesota, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

CERC’s CODM, the President and Chief Executive Officer, evaluates performance for its single reportable segment based on segment net income. The CODM uses segment net income to allocate resources as part of the budgeting and forecasting process as well as during periodic budget-to-actual reviews.

Expenditures for long-lived assets include property, plant and equipment. Intersegment sales are eliminated in consolidation, except as described in Note 1.

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended June 30, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,191	$750	$3	$1,944	$—	$1,944
Intersegment revenues	—	1	—	1	(1)	—
Utility natural gas, fuel and purchased power	65	236	—	301	(1)	300
Non-utility cost of revenues, including natural gas	—	2	—	2	—	2
Operation and maintenance expenses	523	195	(3)	715	—	715
Depreciation and amortization	230	137	3	370	—	370
Taxes other than income taxes	80	56	4	140	—	140
Interest expense	106	43	60	209	(14)	195
Income tax expense	41	11	3	55	—	55
Interest income (1)	(7)	(10)	3	(14)	14	—
Other income, net (2)	(18)	(5)	(8)	(31)	—	(31)
Net income (loss)	$171	$86	$(59)	$198	$—	$198

	Six Months Ended June 30, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$2,257	$2,602	$5	$4,864	$—	$4,864
Intersegment revenues	—	2	—	2	(2)	—
Utility natural gas, fuel and purchased power	139	1,169	—	1,308	(2)	1,306
Non-utility cost of revenues, including natural gas	—	3	—	3	—	3
Operation and maintenance expenses	1,007	460	(5)	1,462	—	1,462
Depreciation and amortization	440	284	9	733	—	733
Taxes other than income taxes	158	130	6	294	—	294
Interest expense	207	102	145	454	(21)	433
Income tax expense (benefit)	66	116	(46)	136	—	136
Interest income (1)	(11)	(10)	—	(21)	21	—
Other expense (income), net (2)	(28)	36	(6)	2	—	2
Net income (loss)	$279	$314	$(98)	$495	$—	$495

	Three Months Ended June 30, 2024
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,207	$695	$3	$1,905	$—	$1,905
Utility natural gas, fuel and purchased power	50	183	—	233	—	233
Operation and maintenance expenses	497	189	(8)	678	—	678
Depreciation and amortization	237	142	7	386	—	386
Taxes other than income taxes	77	61	3	141	—	141
Interest expense	97	61	69	227	(10)	217
Income tax expense (benefit)	47	16	(30)	33	—	33
Interest income (1)	(6)	(1)	(3)	(10)	10	—
Other income, net (2)	(7)	(3)	(1)	(11)	—	(11)
Net income (loss)	$215	$47	$(34)	$228	$—	$228

	Six Months Ended June 30, 2024
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$2,256	$2,265	$4	$4,525	$—	$4,525
Utility natural gas, fuel and purchased power	93	927	—	1,020	—	1,020
Non-utility cost of revenues, including natural gas	—	1	—	1	—	1
Operation and maintenance expenses	972	423	(8)	1,387	—	1,387
Depreciation and amortization	463	274	12	749	—	749
Taxes other than income taxes	155	126	4	285	—	285
Interest expense	188	112	138	438	(17)	421
Income tax expense (benefit)	78	79	(46)	111	—	111
Interest income (1)	(11)	(1)	(5)	(17)	17	—
Other income, net (2)	(18)	(6)	(3)	(27)	—	(27)
Net income (loss)	$336	$330	$(88)	$578	$—	$578

(1) Interest income from Securitization Bonds of less than $1 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and less than $1 million and $2 million for the six months ended June 30, 2025 and 2024, respectively, is included in Other income (expense), net on CenterPoint Energy’s Statements of Consolidated Income.
(2) Amount primarily includes AFUDC equity, non-service cost for pension and postretirement benefits, Gain (loss) on equity securities, Gain (loss) on indexed debt securities and Loss on sale.

	Expenditures for Long-lived Assets
	Six Months Ended June 30,
	2025	2024
	(in millions)
Electric	$1,716	$951
Natural Gas	696	712
Corporate and Other	18	7
Consolidated	$2,430	$1,670

	Total Assets
	June 30, 2025	December 31, 2024
	(in millions)
Electric	$25,231	$23,936
Natural Gas	17,090	18,583
Corporate and Other (1)	1,778	1,249
Consolidated	$44,099	$43,768

(1)Total assets included pension and other postemployment-related regulatory assets of $372 million and $384 million as of June 30, 2025 and December 31, 2024, respectively.

Houston Electric

Houston Electric consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see Houston Electric’s Statements of Consolidated Income. For financial data related to segment total assets, see Houston Electric’s Consolidated Balance Sheets. Expenditures for long-lived assets were $1.2 billion and $846 million for the six months ended June 30, 2025 and 2024, respectively. Financial data related to interest income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest income (1)	$7	$7	$9	$11
(1)Reflected in Other income, net on Houston Electric’s Statements of Consolidated Income.

CERC

CERC consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see CERC’s Statements of Consolidated Income. For financial data related to segment total assets, see CERC’s Consolidated Balance Sheets. Expenditures for long-lived assets were $667 million and $683 million for the six months ended June 30, 2025 and 2024, respectively. Financial data related to interest income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest income (1)	$9	$1	$10	$1
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

The table below summarizes CenterPoint Energy money pool activity:

	June 30, 2025		December 31, 2024
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$(453)	$1	$368	$—
Weighted average interest rate	4.65%	4.65%	4.65%	—%

(1)Included in Accounts and notes payable-affiliated companies on Houston Electric’s Condensed Consolidated Balance Sheets as of June 30, 2025 and Accounts and notes receivable–affiliated companies in Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets as of December 31, 2024, as applicable.

Houston Electric and CERC affiliate-related transactions were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$(2)	$9	$5	$1	$—	$10	$8	$1

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

The table below presents amounts charged for these services, which are included primarily in Operation and maintenance expenses on Houston Electric’s and CERC’s respective Condensed Statements of Consolidated Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$47	$51	$44	$55	$90	$106	$79	$106
Affiliate service charges (billings), net	—	—	(2)	2	(1)	1	(3)	3

(15) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy’s dividends declared and dividends paid are presented below:

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Common Stock	$0.220	$0.200	$0.220	$0.200	$0.220	$0.200	$0.440	$0.400

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

In April 2025, CenterPoint Energy entered into separate forward sale agreements pursuant to the Equity Distribution Agreement with certain of the ATM Forward Purchasers relating to 3,277,764 shares and 680,902 shares of Common Stock at an initial forward price of $36.29 per share and $36.72 per share, respectively. The gross sales price of these shares totaled approximately $120 million and $25 million, respectively. In connection with these sales, the ATM Forward Sellers were deemed to have received commissions of approximately $1 million and less than $1 million, respectively. In May 2025, CenterPoint Energy entered into a forward sale agreement with an ATM Forward Purchaser relating to 521,962 shares of Common Stock at an initial forward price of $37.49 per share. The gross sales price of these shares totaled approximately $20 million. In connection with these sales, the ATM Forward Seller was deemed to have received a commission of less than $1 million. CenterPoint Energy has not received any proceeds from such sales of borrowed shares. On a settlement date or dates, if CenterPoint Energy elects to physically settle the forward sale agreements, CenterPoint Energy will issue shares of Common Stock to the counterparties at the then-applicable forward sale price. The forward price used to determine amounts due at settlement is calculated based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on the shares of the Common Stock during the term of the forward sale agreements. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively, of the forward sale price.As initial pricing terms were based on market prices for Common Stock, no amounts were recorded at the execution of the forward sale agreements. CenterPoint Energy will receive proceeds when settlement occurs and will record the proceeds in equity.

The forward sale agreements require CenterPoint Energy to, at its election on or prior to May 14, 2026, either (1) physically settle the transactions by issuing the total of 4,480,628 shares of Common Stock to the counterparties in exchange for cash of approximately $164 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could have been settled on June 30, 2025 by CenterPoint Energy’s delivery of less than $1 million of cash or 20,923 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively. As of June 30, 2025, CenterPoint Energy had approximately $85 million of remaining capacity available under the at-the-market program.

(b) Forward Sale Agreements

In May 2025, CenterPoint Energy entered into separate forward sale agreements with certain financial institutions relating to an aggregate of 24,864,865 shares of Common Stock at an initial forward price of $36.26 per share. On a settlement date or dates, if CenterPoint Energy elects to physically settle the forward sale agreements, CenterPoint Energy will issue shares of Common Stock to the counterparties at the then-applicable forward sale price. Each forward sale agreement provides that the initial forward sale price will be subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on each of certain dates specified in the relevant forward sale agreement by amounts related to expected dividends on shares of the Common Stock during the term of such forward sale agreement. If the overnight bank funding rate is less than or more than the spread on any day, the interest rate factor will result in a reduction or an increase, respectively of the forward sale price. As initial pricing terms were based on market prices for Common Stock, no amounts were recorded at the execution of the forward sale agreements. CenterPoint Energy will receive proceeds when settlement occurs and will record the proceeds in equity.

The forward sale agreements require CenterPoint Energy to, at its election on or prior to February 25, 2027, either (1) physically settle the transactions by issuing the total of 24,864,865 shares of Common Stock to the counterparties in exchange for cash of $904 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could also have been settled on June 30, 2025 by CenterPoint Energy’s delivery of approximately $9 million of cash or 247,705 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively.

Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy and CERC)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2025		2024
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(17)	$17	$(33)	$15
Other comprehensive income (loss) before reclassifications:
Net deferred gain from cash flow hedges	—	—	1	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	1	2	—
Actuarial losses (1)	—	(1)	—	—
Reclassification of deferred gain from cash flow hedges realized in net income	(1)	—	—	—
Other comprehensive income	—	—	3	—
Ending Balance	$(17)	$17	$(30)	$15

	Six Months Ended June 30,
	2025		2024
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(17)	$17	$(35)	$16
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	—	—	(2)	—
Net deferred gain from cash flow hedges	—	—	4	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	1	2	—
Actuarial losses (gain) (1)	—	(1)	1	(1)
Reclassification of deferred gain from cash flow hedges realized in net income	(1)	—	—	—
Other comprehensive income (loss)	—	—	5	(1)
Ending Balance	$(17)	$17	$(30)	$15
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(16) Subsequent Events

Debt Redemption (CenterPoint Energy)

In July 2025, CenterPoint Energy, through its wholly-owned subsidiary SIGECO, repaid at maturity $41 million aggregate principal amount of SIGECO’s outstanding 3.45% first mortgage bonds due 2025 at a redemption price equal to 100% of the principal amount of the first mortgage bonds to be redeemed plus accrued and unpaid interest thereon.

Debt Issuances (CenterPoint Energy)

On July 1, 2025, CenterPoint Energy, through its wholly-owned subsidiary SIGECO, entered into a Bond Purchase Agreement with certain institutional investors, under which SIGECO agreed to sell, and each investor agreed to severally purchase (i) on July 1, 2025, $100 million aggregate principal amount of SIGECO’s 5.09% First Mortgage Bonds, Series 2025B, Tranche A due 2031 (the “Series 2025B Tranche A Bonds”) and $105 million aggregate principal amount of SIGECO’s 5.52% First Mortgage Bonds, Series 2025B, Tranche B due 2035 (the “Series 2025B Tranche B Bonds” and, together with the Series 2025B Tranche A Bonds, the “Series 2025B Bonds”), and (ii) on October 1, 2025 or such sooner date, as may be selected by SIGECO upon not less than five business days’ advance notice, $45 million aggregate principal amount of SIGECO’s 5.77% First Mortgage Bonds, Series 2025C, Tranche A due 2040 (the “Series 2025C Tranche A Bonds”) and $100 million aggregate principal amount of SIGECO’s 6.18% First Mortgage Bonds, Series 2025C, Tranche B due 2055 (the “Series 2025C Tranche B Bonds”, and together with the Series 2025C Tranche A Bonds, the “Series 2025C Bonds”) in the series and tranche as set forth in the Bond Purchase Agreement.

On July 1, 2025, SIGECO closed on the offering of $205 million aggregate principal amount of the Series 2025B Bonds. The closing of the Series 2025C Bonds is expected to occur on or prior to October 1, 2025. The proceeds of the Series 2025B Bonds were used for, and the proceeds of the 2025C Bonds are expected to be used for, general corporate purposes, including repaying short-term debt, refunding long-term debt at maturity or otherwise, and funding capital expenditures.

Dividends Declared (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	July 17, 2025	August 21, 2025	September 11, 2025	$0.2200

CenterPoint Energy Appointment of Chief Operating Officer

On July 21, 2025, CenterPoint Energy announced the appointment of Jesus Soto, Jr. to the position of Executive Vice President and Chief Operating Officer, effective August 11, 2025.

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

RECENT EVENTS

CenterPoint Energy Appointment of Chief Operating Officer. On July 21, 2025, CenterPoint Energy announced the appointment of Jesus Soto, Jr. to the position of Executive Vice President and Chief Operating Officer, effective August 11, 2025.

One Big Beautiful Bill Act (OBBBA) and Executive Order 14315. On July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and numerous changes to the energy tax credits initially introduced and expanded under the IRA. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Additionally, on July 7, 2025, President Trump issued Executive Order 14315, which relates to the implementation of such changes to energy tax credits. The Registrants are evaluating the OBBBA for the effect on their future financial results, and the Registrants will consider the impacts of the OBBBA and Executive Order 14315 on any future generation projects, including any BTAs or PPAs, as applicable. As a result of the Registrants having limited generation activities qualifying for tax credits under the IRA, the Registrants do not expect material impacts resulting from the changes to the IRA.

Temporary Generation. In June 2025, Houston Electric entered into definitive documentation, subject to PUCT approval, with relevant parties to release the 15 large 27 MW to 32 MW TEEEF units to the San Antonio area for a period of up to two years, during which time Houston Electric will not receive revenue or profit from ERCOT and will also not charge Houston-area customers for these TEEEF units while they are in San Antonio serving ERCOT. For additional information, see Note 6 to the Interim Condensed Financial Statements.

Updated 10-Year Capital Plan. Following CenterPoint Energy’s announcement in April 2025 of an increase of $1 billion to the previously announced 10-year capital plan initially established in 2021, CenterPoint Energy announced in May and July 2025 additional increases of approximately $4 billion and $500 million, respectively, to reflect total capital expenditures of approximately $53 billion through 2030. The additional capital investment is expected to support growth in Texas.

Ohio Natural Gas LDC Sale. In May 2025, CenterPoint Energy announced that it is planning to sell its Ohio natural gas LDC business to support the efficient recycling of capital and portfolio optimization. As of June 30, 2025, the assets associated with this proposed transaction do not meet the requirements to be classified as held for sale.

Forward Sale Agreements. In May 2025, CenterPoint Energy entered into separate forward sale agreements with certain financial institutions relating to an aggregate of 24,864,865 shares of Common Stock. For additional information, see Note 15 to the Interim Condensed Financial Statements.

Equity Distribution Agreement. In April 2025, CenterPoint Energy entered into separate forward sale agreements pursuant to the Equity Distribution Agreement with certain of the ATM Forward Purchasers relating to 3,277,764 shares and 680,902 shares of Common Stock at an initial forward price of $36.29 per share and $36.72 per share, respectively. In May 2025, CenterPoint Energy entered into a forward sale agreement with an ATM Forward Purchaser relating to 521,962 shares of Common Stock at an initial forward price of $37.49 per share. For additional information, see Note 15 to the Interim Condensed Financial Statements.

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

Debt Transactions. For information about debt transactions to date in 2025, see Note 9 and Note 16 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, see “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2024 Form 10-K.

Net income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions)
Electric	$171	$215	$(44)	$279	$336	$(57)
Natural Gas	86	47	39	314	330	(16)
Total Utility Operations	257	262	(5)	593	666	(73)
Corporate and Other (1)	(59)	(34)	(25)	(98)	(88)	(10)
Total CenterPoint Energy	$198	$228	$(30)	$495	$578	$(83)

(1)Includes unallocated corporate costs, interest income and interest expense and intercompany eliminations.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Net income decreased $30 million primarily due to the following items:

•a decrease in net income of $44 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $39 million for the Natural Gas reportable segment, as further discussed below; and
•a decrease in net income of $25 million for Corporate and Other, primarily due to $14 million after-tax expense associated with increased borrowing costs and $27 million associated with an increase in tax expense, partially offset by a $21 million after-tax gain on early extinguishment of debt with proceeds from the divestiture of the Louisiana and Mississippi natural gas LDCs. See Note 3 and Note 9 for additional detail.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Net income decreased $83 million primarily due to the following items:

•a decrease in net income of $57 million for the Electric reportable segment, as further discussed below;
•a decrease in net income of $16 million for the Natural Gas reportable segment, as further discussed below; and
•a decrease in net income of $10 million for Corporate and Other, primarily due to a $27 million after-tax expense associated with increased borrowing costs, $8 million associated with a year-to-date tax benefit associated with the favorable impact of accrued income tax benefits offset in other segments in the first quarter of 2025, partially offset by a $21 million after-tax gain on early extinguishment of debt with proceeds from the divestiture of the Louisiana and Mississippi natural gas LDCs. See Note 3 and Note 9 for additional detail.

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

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,191	$1,207	$(16)	$2,257	$2,256	$1
Expenses:
Utility natural gas, fuel and purchased power	65	50	(15)	139	93	(46)
Operation and maintenance	523	497	(26)	1,007	972	(35)
Depreciation and amortization	230	237	7	440	463	23
Taxes other than income taxes	80	77	(3)	158	155	(3)
Total expenses	898	861	(37)	1,744	1,683	(61)
Operating Income	293	346	(53)	513	573	(60)
Other Income (Expense):
Interest expense and other finance charges	(106)	(97)	(9)	(207)	(188)	(19)
Other income, net	25	13	12	39	29	10
Income Before Income Taxes	212	262	(50)	345	414	(69)
Income tax expense	41	47	6	66	78	12
Net Income	$171	$215	$(44)	$279	$336	$(57)
Throughput (in GWh):
Residential	9,588	9,450	1%	16,231	15,412	5%
Total	30,313	29,034	4%	55,064	52,097	6%
Weather (percentage of normal weather for service area):
Cooling degree days	114%	118%	(4)%	117%	116%	1%
Heating degree days	80%	15%	65%	101%	89%	12%
Number of metered customers at end of period:
Residential	2,663,365	2,620,284	2%	2,663,365	2,620,284	2%
Total	2,996,732	2,950,593	2%	2,996,732	2,950,593	2%

The following table provides variance explanations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as well as for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 by major income statement caption for CenterPoint Energy’s Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2025 vs 2024	Six Months Ended June 30, 2025 vs 2024
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$21	$11
Customer rates and the impact of the change in rate design	(6)	10
Customer growth	6	13
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	13	44
Energy efficiency, and other pass-through, offset in operation and maintenance below	6	3
Miscellaneous revenues, including service connections and off-system sales	(8)	(16)
Equity return, related to true-up of transition charges for Transition Bond Company IV in 2024	(10)	(18)
Weather, efficiency improvements and other usage impacts	6	30
Transition Bond Company IV and SIGECO Securitization Subsidiary, offset in other line items below	(44)	(76)
Total	$(16)	$1
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$(7)	$(34)
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(8)	(12)
Total	$(15)	$(46)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(9)	$(3)
Contract services	(24)	(22)
Corporate support services	(2)	(11)
Labor and benefits	—	(1)
Transition Bond Company IV and SIGECO Securitization Subsidiary, offset in other line items	2	3
Energy efficiency offset in revenues above	(3)	(4)
All other operation and maintenance expense, including materials and supplies and insurance	10	3
Total	$(26)	$(35)
Depreciation and amortization
Ongoing additions to plant-in-service	$(20)	$(35)
Lease expense associated with temporary generation units no longer eligible for regulatory deferral	(15)	(15)
Transition Bond Company IV and SIGECO Securitization Subsidiary, offset in other line items	42	73
Total	$7	$23
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$(3)	$(3)
Total	$(3)	$(3)
Interest expense and other finance charges
Changes in outstanding debt	$(25)	$(44)
Other, primarily AFUDC and impacts of regulatory deferrals	15	23
Transition Bond Company IV and SIGECO Securitization Subsidiary, offset in other line items above	1	2
Total	$(9)	$(19)
Other income, net
Other income, including AFUDC - Equity	$13	$12
Transition Bond Company IV and SIGECO Securitization Subsidiary, offset in other line items above	(1)	(2)
Total	$12	$10

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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$751	$695	$56	$2,604	$2,265	$339
Expenses:
Utility natural gas and fuel	236	183	(53)	1,169	927	(242)
Non-utility cost of revenues, including natural gas	2	—	(2)	3	1	(2)
Operation and maintenance	195	189	(6)	460	423	(37)
Depreciation and amortization	137	142	5	284	274	(10)
Taxes other than income taxes	56	61	5	130	126	(4)
Total expenses	626	575	(51)	2,046	1,751	(295)
Operating Income	125	120	5	558	514	44
Other Income (Expense):
Loss on sale	—	—	—	(43)	—	(43)
Interest expense and other finance charges	(43)	(61)	18	(102)	(112)	10
Other income, net	15	4	11	17	7	10
Income Before Income Taxes	97	63	34	430	409	21
Income tax expense	11	16	5	116	79	(37)
Net Income	$86	$47	$39	$314	$330	$(16)
Throughput (in Bcf):
Residential	25	25	—%	143	126	13%
Commercial and Industrial	86	91	(5)%	234	229	2%
Total	111	116	(4)%	377	355	6%
Weather (percentage of 10-year average for service area):
Heating degree days	88%	64%	24%	97%	80%	17%
Number of metered customers at end of period:
Residential	3,714,672	4,022,435	(8)%	3,714,672	4,022,435	(8)%
Commercial and Industrial	279,526	301,318	(7)%	279,526	301,318	(7)%
Total (1)	3,994,198	4,323,753	(8)%	3,994,198	4,323,753	(8)%

(1)Decrease in number of metered customers is primarily attributable to customer accounts associated with the divestiture of the Louisiana and Mississippi natural gas LDCs. See Note 3 for additional detail.

The following table provides variance explanations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as well as for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 by major income statement caption for CenterPoint Energy’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2025 vs 2024	Six Months Ended June 30, 2025 vs 2024
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas and fuel below	$66	$261
Energy efficiency and other pass-through, offset in operation and maintenance below	—	17
Gross receipts tax, offset in taxes other than income taxes below	3	4
Non-volumetric and miscellaneous revenue	(5)	1
Weather and usage	8	17
Customer growth	3	7
Non-utility revenues	2	4
Customer rates and impact of the change in rate design	32	74
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(53)	(46)
Total	$56	$339
Utility natural gas and fuel
Cost of natural gas, offset in revenues above	$(66)	$(261)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	13	19
Total	$(53)	$(242)
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$(3)	$(8)
Contract services	(5)	(5)
Labor and benefits	(14)	(18)
Corporate support services	(3)	(4)
Energy efficiency and other pass-through, offset in revenues above	—	(17)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	19	15
Total	$(6)	$(37)
Depreciation and amortization	—
Ongoing additions to plant-in-service	$(8)	$(22)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	13	12
Total	$5	$(10)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(3)	$(4)
Incremental capital projects placed in service, and the impact of updated property tax rates	3	(5)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	5	5
Total	$5	$(4)
Loss on sale
Loss on sale of Louisiana and Mississippi natural gas LDC businesses	$—	$(43)
Total	$—	$(43)
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$8	$7
Changes in outstanding debt	5	(18)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	5	21
Total	$18	$10
Other income, net
Other income, including AFUDC - Equity	$11	$33
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	(23)
Total	$11	$10

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

The following table provides summary data of Houston Electric’s single reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$1,008	$1,001	$7	$1,892	$1,869	$23
Transition Bond Company IV	—	43	(43)	—	76	(76)
Total revenues	1,008	1,044	(36)	1,892	1,945	(53)
Expenses:
Operation and maintenance, excluding Transition Bond Company IV	482	453	(29)	930	890	(40)
Depreciation and amortization, excluding Transition Bond Company IV	196	169	(27)	375	336	(39)
Taxes other than income taxes	78	75	(3)	153	150	(3)
Transition Bond Company IV	—	44	44	—	76	76
Total expenses	756	741	(15)	1,458	1,452	(6)
Operating Income	252	303	(51)	434	493	(59)
Other Income (Expense):
Interest expense and other finance charges	(90)	(79)	(11)	(176)	(155)	(21)
Interest expense on Securitization Bonds	—	(1)	1	—	(2)	2
Other income, net	15	10	5	23	21	2
Income Before Income Taxes	177	233	(56)	281	357	(76)
Income tax expense	36	46	10	56	71	15
Net Income	$141	$187	$(46)	$225	$286	$(61)
Throughput (in GWh):
Residential	9,272	9,120	2%	15,545	14,744	5%
Total	29,109	27,826	5%	52,913	49,831	6%
Weather (percentage of 10-year average for service area):
Cooling degree days	117%	118%	(1)%	120%	116%	4%
Heating degree days	110%	15%	95%	92%	92%	—%
Number of metered customers at end of period:
Residential	2,528,981	2,486,881	2%	2,528,981	2,486,881	2%
Total	2,842,718	2,797,899	2%	2,842,718	2,797,899	2%

The following table provides variance explanations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as well as for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2025 vs 2024	Six Months Ended June 30, 2025 vs 2024
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$21	$11
Customer rates and the impact of the change in rate design	(22)	(8)
Customer growth	6	11
Energy efficiency, partially offset in operations and maintenance below	3	4
Miscellaneous revenues	3	1
Equity return, related to true-up of transition charges for Transition Bond Company IV in 2024	(10)	(18)
Weather, efficiency improvements and other usage impacts	6	22
Transition Bond Company IV, offset in other line items below	(43)	(76)
Total	$(36)	$(53)
Operation and maintenance, excluding Transition Bond Company IV
Transmission costs billed by transmission providers, offset in revenues above	$(9)	$(3)
Contract services	(22)	(22)
All other operation and maintenance expense, including materials and supplies and insurance	8	1
Corporate support services	(3)	(11)
Energy efficiency, offset in revenues above	(3)	(4)
Labor and benefits	—	(1)
Total	$(29)	$(40)
Depreciation and amortization, excluding Transition Bond Company IV
Ongoing additions to plant-in-service	$(12)	$(24)
Lease expense associated with temporary generation units no longer eligible for regulatory deferral	$(15)	$(15)
Total	$(27)	$(39)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(3)	$(3)
Total	$(3)	$(3)
Transition Bond Company IV expense
Operations and maintenance and depreciation expense, offset in revenues above	$44	$76
Total	$44	$76
Interest expense and other finance charges
Changes in outstanding debt	$(21)	$(39)
Other, primarily AFUDC and impacts of regulatory deferrals	10	18
Total	$(11)	$(21)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in revenues above	$1	$2
Total	$1	$2
Other income, net
Other income, including AFUDC - Equity	$5	$2
Total	$5	$2

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$731	$679	$52	$2,519	$2,191	$328
Expenses:
Utility natural gas	231	182	(49)	1,140	906	(234)
Non-utility cost of revenues, including natural gas	2	—	(2)	3	1	(2)
Operation and maintenance	187	181	(6)	443	407	(36)
Depreciation and amortization	131	138	7	273	265	(8)
Taxes other than income taxes	56	61	5	129	125	(4)
Total expenses	607	562	(45)	1,988	1,704	(284)
Operating Income	124	117	7	531	487	44
Other Income (Expense):
Gain on sale	—	—	—	52	—	52
Interest expense and other finance charges	(39)	(58)	19	(95)	(107)	12
Other income, net	12	3	9	14	6	8
Income Before Income Taxes	97	62	35	502	386	116
Income tax expense	11	15	4	111	75	(36)
Net Income	$86	$47	$39	$391	$311	$80
Throughput (in Bcf):
Residential	24	24	—%	139	122	14%
Commercial and Industrial	75	83	(10)%	211	213	(1)%
Total	99	107	(7)%	350	335	4%
Weather (percentage of 10-year average for service area):
Heating degree days	88%	64%	24%	97%	80%	17%
Number of metered customers at end of period:
Residential	3,609,924	3,918,039	(8)%	3,609,924	3,918,039	(8)%
Commercial and Industrial	268,904	290,758	(8)%	268,904	290,758	(8)%
Total (1)	3,878,828	4,208,797	(8)%	3,878,828	4,208,797	(8)%

(1)Decrease in number of metered customers is primarily attributable to customer accounts associated with the divestiture of the Louisiana and Mississippi natural gas LDCs. See Note 3 for additional detail.

The following table provides variance explanations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as well as for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2025 vs 2024	Six Months Ended June 30, 2025 vs 2024
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas below	$62	$253
Energy efficiency and other pass-through, offset in operation and maintenance below	—	17
Gross receipts tax, offset in taxes other than income taxes below	2	4
Non-volumetric and miscellaneous revenue	(3)	2
Weather and usage	8	16
Customer growth	2	7
Non-utility revenues	2	4
Customer rates	32	71
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(53)	(46)
Total	$52	$328
Utility natural gas
Cost of natural gas, offset in revenues above	$(62)	$(253)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	13	19
Total	$(49)	$(234)
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$(3)	$(7)
Contract services	(4)	(6)
Labor and benefits	(15)	(17)
Corporate support services	(3)	(4)
Energy efficiency and other pass-through, offset in revenues above	—	(17)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	19	15
Total	$(6)	$(36)
Depreciation and amortization
Ongoing additions to plant-in-service	$(6)	$(20)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	13	12
Total	$7	$(8)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$(4)
Incremental capital projects placed in service, and the impact of updated property tax rates	2	(5)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	5	5
Total	$5	$(4)
Gain on sale
Gain on sale of Louisiana and Mississippi natural gas LDC businesses	$—	$52
Total	$—	$52
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$5	$(16)
Changes in outstanding debt	9	7
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	5	21
Total	$19	$12
Other income, net
Other income, including AFUDC - Equity	$9	$30
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	(22)
Total	$9	$8

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes the Registrants’ cash flows by category during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$970	$117	$1,025	$1,114	$350	$755
Investing activities	(1,341)	(881)	455	(1,600)	(852)	(705)
Financing activities	440	765	(1,482)	459	487	(50)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(180)	$(93)	$(18)
Changes in working capital	(269)	(229)	(28)
Changes in current regulatory assets and liabilities	154	(2)	171
Changes in non-current regulatory assets and liabilities	178	94	(26)
Changes in non-current assets and liabilities	78	(1)	169
Higher pension contribution	(84)	—	—
Other	(21)	(2)	2
	$(144)	$(233)	$270

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Payment for asset acquisition	$(357)	$—	$—
Net change in capital expenditures	(510)	(454)	(6)
Net change in notes receivable from affiliated companies	—	417	70
Proceeds from divestiture	1,219	—	1,219
Other	(93)	8	(123)
	$259	$(29)	$1,160

Financing Activities. The following items contributed to (increased) decreased net cash provided by (used in) financing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$1,679	$—	$77
Net changes in proceeds from issuances of Common Stock	(247)	—	—
Net changes in long-term debt and term loans outstanding, excluding commercial paper	(1,428)	82	(820)
Net changes in debt issuance costs	—	(1)	3
Net changes in short-term borrowings	1	—	1
Increased payment of Common Stock dividends	(33)	—	—
Net change in notes payable from affiliated companies	—	453	—
Change in contribution from parent	—	(230)	(290)
Change in dividend to parent	—	(27)	(404)
Other	9	1	1
	$(19)	$278	$(1,432)

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, storm restoration costs, debt service requirements, tax payments, working capital needs and various regulatory actions. Future capital expenditures (other than expenditures associated with the May 2024 Storm Events) are expected to primarily relate to investment in infrastructure. These capital expenditures are anticipated to enhance reliability and safety, increase resiliency and expand our systems through value-added projects. In addition to dividend payments on CenterPoint Energy’s Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remainder of 2025 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures (1)	$2,929	$1,835	$895
Estimated restoration costs associated with May 2024 Storm Events (2)	28	28	—
Scheduled principal payments on Securitization Bonds (3)	7	—	—
Expected contributions to pension plans and other post-retirement plans	38	—	1

(1)Excludes expenditures for the restoration costs associated with the May 2024 Storm Events.
(2)Represents cash requirements associated with the estimated storm restoration costs for the remainder of 2025.
(3)Excludes potential payments of principal on May 2024 Storm Events System Restoration Bonds.

The Registrants expect that anticipated cash needs for the remainder of 2025 will be met with available cash flow from operations, as well as cash flows from financing (such as incremental bond issuances including securitization, issuances of equity securities upon physical settlement of outstanding forward sale agreements and borrowings under credit facilities, commercial paper issuances or other sources). At this time, CenterPoint Energy does not anticipate the need for further sales of shares of Common Stock under the Equity Distribution Agreement. The issuance of securities in the capital markets and borrowings under additional credit facilities and term loans may not, however, be available on acceptable terms. The Registrants may also, from time to time, redeem, repurchase or otherwise acquire their outstanding debt securities through open market purchases, tender offers or pursuant to the terms of such securities.

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

For additional information about Hurricane Beryl, see Note 6 to the Interim Condensed Financial Statements.

May 2024 Storm Events

For additional information about the May 2024 Storm Events, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric CPCN (CenterPoint Energy)

BTAs

Indiana Electric has pursued PTCs for solar projects following the passage of the IRA. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve an amended BTA to purchase the 191 MW Posey Solar project. Indiana Electric requested that project costs, net of PTCs, be recovered in rate base rather than a levelized rate, through base rates or the CECA mechanism, depending on which provides more timely recovery. On September 6, 2023, the IURC issued an order approving the CPCN. On March 7, 2025, SIGECO completed the acquisition of Posey Solar from Arevon for a purchase price of approximately $357 million. Subsequent to the acquisition, and pursuant to the Posey Solar Merger Agreement, Posey Solar was merged into SIGECO. The Posey Solar project was placed in service in the second quarter of 2025 and is currently being recovered through base rates. In the applicable rate case, the IURC approved Indiana Electric’s request to convey PTCs to customers through the new tax adjustment rider. For further information, see Note 3 to the Interim Condensed Financial Statements.

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility with installed capacity of 200 MWs through a BTA, consistent with its 2019/2020 IRP that calls for up to 300 MWs of wind generation. The wind project is located in the central region of MISO. Indiana Electric received approval from the IURC to recover the costs of the wind facility via the CECA mechanism, which is planned to be placed in service in 2027. On June 6, 2023, the IURC issued an order approving the CPCN, thereby authorizing Indiana Electric to purchase the wind generating facility. However, as of the date of the filing of this combined Form 10-Q, Indiana Electric has not entered into any definitive agreement relating to this wind energy generating facility, and there is a significant possibility that either no definitive agreement will be entered into at all or a definitive agreement will not be entered on the expected timeline.

PPAs

Indiana Electric sought approval in February 2021 for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which provides equivalent equity return to offset imputed debt during the 25-year life of the PPA. In October 2021, the IURC approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. Due to rising project costs caused by inflation and supply chain issues affecting the energy industry, Clenera LLC and Indiana Electric were compelled to renegotiate terms of the agreement to increase the PPA price. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with certain modifications. Revised purchase power costs are requested to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA. On May 30, 2023, the IURC approved the Warrick County solar amended PPA; however, due to MISO interconnection study delays and estimated interconnection cost increases, on April 24, 2025,

Indiana Electric provided notice that it was exercising its right to terminate the PPA, which terminated all further obligations of Indiana Electric with respect to the project.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On February 22, 2023, the IURC approved the Knox County solar amended PPA; however, due to MISO interconnection delays, the project in-service date will be delayed from 2024 to 2026. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. Revised purchase power costs were approved to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA with Oriden. On May 30, 2023, the IURC approved the Vermillion County solar amended PPA; however, due to MISO interconnection study delays, the developer disclosed the project in-service date would be delayed to 2028. On May 9, 2025, Indiana Electric and Oriden terminated the PPA.

On May 1, 2024, Indiana Electric filed with the IURC seeking approval to purchase 147 MW of wind power under a 25-year PPA with an affiliate of NextEra Energy, Inc., which is developing a wind project in Knox County, Illinois. On November 6, 2024, the IURC approved the Knox County wind PPA, which provided for the recovery of the purchase power costs through the fuel adjustment clause proceedings over the term of the PPA. The facility is targeted to be in operation in mid-2026.

On April 14, 2025, Indiana Electric filed with the IURC seeking approval to purchase 170 MW of wind power under a 25-year PPA with an affiliate of NextEra Energy, Inc., which is developing a wind project in Tama County, Iowa. On June 3, 2025, an amendment to the PPA was filed with the IURC requesting an extension of the PPA’s term from 25 to 27 years. The facility is targeted to be in operation by the fourth quarter of 2025. Indiana Electric expects a decision from the IURC in the fourth quarter of 2025. If Indiana Electric’s request is approved, the power purchase costs will be recovered through the fuel adjustment clause proceedings over the term of the PPA.

Natural Gas Combustion Turbines

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. On June 28, 2022, the IURC approved the CPCN. The estimated $334 million turbine facility is being constructed at the previous site of the A.B. Brown power plant in Posey County, Indiana and is expected to provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana Electric’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5-mile pipeline was constructed and is operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. FERC granted a certificate to construct the pipeline on October 20, 2022. On January 7, 2025, the United States Court of Appeals for the D.C. Circuit affirmed the FERC’s order granting the certificate. Indiana Electric granted its contractor a full notice to proceed to construct the turbines on December 9, 2022. In the second quarter of 2025, 230 MW of the facility was placed in service, and, due to a transformer manufacturing issue, it is expected that the remaining 230 MW of the facility will be operational in the third quarter of 2025. On February 6, 2025, the EPC contractor for Indiana Electric’s proposed natural gas combustion turbines provided a notice to Indiana Electric that the EPC contractor was identifying the impacts of the proposed tariffs on the project and intended to seek an equitable adjustment to the contract price for the project. Indiana Electric received approval from the IURC on February 3, 2025, to recover for each combustion turbine by adjusting base rates as they are placed in service. The first turbine is currently being recovered in base rates that were updated on June 17, 2025.

Stewart-West Bay Transmission Project (CenterPoint Energy and Houston Electric)

On April 30, 2025, Houston Electric filed a CCN application with the PUCT for approval to replace a portion of a 138 kV double circuit transmission line in Galveston County, Texas that connects Houston Electric’s Stewart and West Bay substations. On June 27, 2025, an order was issued dismissing all opposing parties from the proceeding. Houston Electric’s application is expected to be approved in the third quarter of 2025. The project is estimated to cost approximately $105 million, but the actual capital cost of the project will depend on construction costs and other factors. Completion of construction and energization of the line is anticipated to occur in the third quarter of 2027.

Texas Legislation (CenterPoint Energy, Houston Electric and CERC)

The Registrants are evaluating the effects of certain legislation passed in 2025 and associated PUCT rulemaking projects, including the following pieces of legislation that became law during the 89th Texas Legislature:

•House Bill 4384, effective June 20, 2025, allows LDCs to recover post in-service carry costs (PISCC) in GRIP filings. This allows LDCs to defer for future recovery as a regulatory asset PISCC, depreciation associated with unrecovered gross plant and ad valorem taxes associated with unrecovered gross plant.
•Senate Bill 231, effective June 20, 2025, revises the types of temporary generation units that may be used by a utility to have a maximum generation capacity of not more than 5 MW and be rapidly deployable.
•Senate Bill 1963, effective September 1, 2025, will allow ERCOT utilities to securitize system restoration costs using a third-party government agency, which may allow for the debt to be off balance sheet and an abbreviated proceeding timeline. This bill also lowered the system restoration costs threshold from $100 million to $50 million, provided the effectiveness tests are met.
•Senate Bill 482, effective September 1, 2025, will result in increased penalties for assaulting a utility worker to a third-degree felony, equal to assaulting a first responder, and for harassing a utility worker to a Class A misdemeanor.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s current and future solar projects have been impacted by delays and/or increased costs. The potential delays and inflationary cost pressures communicated from the developers of our solar projects have been primarily due to (i) unavailability of solar panels and other uncertainties related to DOC antidumping and countervailing duties investigation(s), (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China’s Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On May 15, 2024, based on a petition filed by the American Alliance for Solar Manufacturing Trade Committee, the DOC announced the initiation of antidumping and countervailing duty investigations of silicon photovoltaic cells from Cambodia, Malaysia, Thailand, and Vietnam. On October 1, 2024, the DOC’s preliminary countervailing duty determination affirmed the petition and established preliminary duty rates. On November 29, 2024, the DOC announced its preliminary affirmative determination in the antidumping investigation and established preliminary dumping rates. On April 21, 2025, the DOC announced its final affirmative determinations in the antidumping and countervailing duty investigations, determining that imports of silicon photovoltaic cells from the aforementioned countries are being dumped into the U.S. market and receiving countervailable subsidies. On May 20, 2025, the ITC announced its final determination that a U.S. industry is materially injured by reason of imports of silicon photovoltaic cells from Malaysia and Vietnam and a U.S. industry is threatened with material injury by reason of imports of silicon photovoltaic cells from Cambodia and Thailand. As a result of such determinations, the DOC will impose certain duty rates on imports of silicon photovoltaic cells from the aforementioned countries. Furthermore, in 2025, the U.S. government has announced and, in certain cases, rescinded, multiple tariffs on several foreign jurisdictions and imports into the United States. Increased tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs or other measures taken by foreign jurisdictions, which may in turn lead to additional tariffs imposed or measures taken by the United States. These tariffs, as well as new legislation, tariffs, bans, retaliatory trade measures or related governmental action, have already, and may continue to, further negatively impact the supply of solar panels. In addition to supply reductions, these or similar duties, legislation, tariffs, bans and other measures have and may in the future also put upward pressure on prices of these solar energy products, which may reduce our ability to acquire these items in a timely and cost-efficient manner. These impacts have resulted, and may continue to result in, cost increases for certain projects, and such impacts may require that we seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2024 Form 10-K.

Transmission and Distribution System Resiliency Plan (CenterPoint Energy and Houston Electric)

Following feedback from customers, external experts and other stakeholders, including elected officials and local agencies, Houston Electric filed a revised SRP with the PUCT on January 31, 2025 for review and approval. The filed SRP proposed to invest approximately $5.75 billion over a three-year period from 2026 to 2028 for transmission and distribution infrastructure, information technology and cybersecurity assets and event response capability. This plan proposed 39 resiliency-enhancing measures and a microgrid pilot program to be implemented over the three-year period. The SRP has an estimated capital cost of approximately $5.54 billion and an estimated operations and maintenance expense of approximately $211 million. Approximately $2.17 billion of such cost was for transmission-related investments, and approximately $3.58 billion was for distribution-related investments. Intervenor testimony was filed on April 8, 2025, and PUCT staff testimony was filed on April 15, 2025. On June 12, 2025, Houston Electric announced that it had reached a settlement agreement with parties to its SRP, which provides for approximately $3.18 billion in distribution related investments. The proposed transmission investments were removed from the SRP and will be implemented as appropriate outside of the SRP process. The agreement also includes the deferral of more than $240 million of the approximate $3.18 billion in SRP costs until the second half of 2029, which will help reduce the bill impact for customers by spreading costs over a four-year period instead of three years. Once approved, and while some cost recovery would be deferred into 2029, it is expected that all SRP work agreed upon in the settlement agreement will be completed in the proposed 2025 to 2028 timeframe. A decision from the PUCT is anticipated in the third quarter of 2025.

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

Minnesota Gas Rate Case. On November 1, 2023, CERC filed an application with the MPUC requesting an adjustment to delivery charges in 2024 and 2025 for the natural gas business in Minnesota. The requested increase is approximately 6.5% or $85 million for 2024 and an additional approximately 3.7% or $52 million for 2025. The need for a rate change is primarily driven by continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets and changes in other costs to serve customers. The request reflects a proposed 10.3% ROE on a 52.5% equity ratio. Interim rates for 2024 of $69 million, subject to refund, were implemented as of January 1, 2024. A request for interim rates of $33 million for 2025 was filed on September 30, 2024, approved at the December 3, 2024 hearing and approved by an order issued December 20, 2024. A unanimous settlement agreement was filed on November 25, 2024. The settlement provided for an increase of $60.8 million for 2024 and an additional $42.7 million for 2025. The parties agreed to an overall cost of capital of 7.07% for 2024 and 2025. The ALJ filed a report on February 13, 2025 recommending that the MPUC approve the settlement agreement. As required by the December 20, 2024 order, the difference between 2024 interim rates and the settled amount of $60.8 million was refunded to customers in March 2025. Exceptions to the ALJ report were filed on April 18, 2025. On May 29, 2025, the MPUC approved the settlement agreement. A final order approving the settlement agreement was issued by the MPUC on June 27, 2025 and final rates are expected to be implemented on September 1, 2025.

Houston Electric Rate Case. On March 6, 2024, Houston Electric filed an application with the PUCT requesting authority to change rates and charges for electric transmission and distribution service. The requested increase was approximately $17 million (1%) for retail customers and $43 million (6.6%) for wholesale transmission service, excluding TCRF and rate case expenses. The need for a rate increase was primarily driven by continuing investment that has been made to support customer growth and to bolster the safety and reliability of Houston Electric’s transmission and distribution system. The request reflected a proposed 10.4% ROE and a 45% equity ratio. Errata testimony was filed to correct minor errors included in the initial filing which reduced the requested increase to $56 million compared to then-current rates. Houston Electric reached a settlement agreement with certain parties and submitted the agreement to the PUCT on January 29, 2025. The settlement reflects a $47 million reduction in annual revenues and a 9.65% ROE and a weighted average cost of capital of 6.606% based upon an as-filed 4.29% cost of debt, an agreed ROE of 9.65% and an agreed regulatory capital structure of 56.75% long-term debt and 43.25% equity. A final order approving the settlement agreement was issued by the PUCT on March 13, 2025. Final retail delivery rates were implemented on April 28, 2025. Final wholesale transmission rates were superseded by interim TCOS rates that went into effect on the same date.

Ohio Gas Rate Case. CEOH filed its Application and Standard Filing Requirement in October 2024 and the related testimony in November 2024. The filing seeks a revenue requirement increase of approximately $100 million based on a requested return on equity of 10.4% and an equity percentage of 54.13%. The need for a rate increase was primarily driven by continuing investment in the safety and reliability of the natural gas system. On May 16, 2025, the PUCO staff filed its staff report recommending a revenue requirement range of $340.8 million to $350.3 million and a net increase of $25.1 million to $34.6 million based on an ROE range from 9.05% to 10.07% with a capitalization ratio of 52.3% common equity and 47.7% long-term debt. The PUCO staff recommendation includes amortization over 49 years and 65 years for CEP and DRR assets, respectively, compared to CEOH’s proposal to amortize over seven years. On June 16, 2025, CEOH filed objections to the PUCO staff report and supplemental testimony. On July 11, 2025, CEOH filed a stipulation and recommendation that outlined the agreed upon terms between CEOH, the Federal Executive Agencies, Ohio Energy Group, the City of Dayton, the Retail Energy Supply Association, Interstate Gas Supply, LLC and the PUCO staff. One intervening party to the case, Spire Marketing, Inc., is a non-opposing party, while another intervening party to the case, the Office of the Ohio Consumers’ Counsel, did not sign onto, and has indicated that it plans to oppose, the stipulation and recommendation. The stipulation and recommendation included a revenue requirement of $371.3 million, which would result in a revenue requirement increase of $59.6 million based on a rate of return of 7.1% comprised of a ROE of 9.85% with a capitalization ratio of 52.9% common equity, 47.1% long-term debt at a cost of debt of 4.02%. The stipulation and recommendation amortization periods for CEP and DRR assets within base rates and within the rider mechanisms is 15 years. The stipulation and recommendation included an extension of the CEP rider and DRR through 2029 investment with revised residential caps for dollars per month per customer ranging from $2.75 for 2025 investment to $9.95 for 2029 investment for the CEP rider, and from $2.56 for 2025 investment to $7.69 for 2029 investment for DRR. The evidentiary hearing commenced on July 21, 2025 and is scheduled to continue until early August. A final order is expected no sooner than the first quarter of 2026.

The table below reflects significant applications pending or completed since the Registrants’ combined 2024 Form 10-K was filed with the SEC through the date of the filing of this combined Form 10-Q:

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
Rate Case	$(47)	March 2024	April 2025	March 2025	See discussion above under Houston Electric Rate Case.
TCOS	$64	February 2025	April 2025	April 2025	Based on the net change in invested capital since its last base rate proceeding of approximately $614 million for the period January 1, 2024 through December 31, 2024.
DCRF	$123	February 2025	July 2025	June 2025
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

TEEEF	N/A	May 2025	TBD	TBD
Seeks authorization to lease additional small, 200-kilowatt to 1,250-kilowatt TEEEF units in accordance with the TEEEF Rule. Among other things, the TEEEF Rule requires that a utility obtain preapproval prior to entering into any lease renewal or new leases for TEEEF units. Approval of Houston Electric’s request in this filing will have no cost impact on customers at this time, as cost determination will occur in a future proceeding.

EECRF	$33	May 2025	March 2026	TBD
Requests $96 million, which is comprised primarily of the following: 2026 program costs of $50 million; $5 million related to the under-recovery of 2024 program costs; the 2024 earned bonus of $40 million; and 2026 projected evaluation, measurement and verification costs of $0.6 million. The PUCT staff is scheduled to file testimony on or before September 17, 2025. Rebuttal testimony, if needed, is due on October 1, 2025. A hearing on the merits is scheduled for October 9, 2025. On October 3, 2024, the PUCT staff petitioned (Docket No. 57271) to establish a secondary cap on utilities’ 2024 Program Year (PY) earned performance bonuses equal to 25% of utilities total expenditures for PY 2024. If Docket No. 57172 is approved by the PUCT, applying the secondary cap would result in an estimated $19 million reduction to Houston Electric’s initial EECRF request, reducing the requested $40 million bonus to $21 million.

CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
Tax Act Rider	$15	August 2024	June 2025	May 2025
Resulting from the Texas Gas Rate Case, the first Tax Act Rider Calculation was filed on August 1, 2024 pursuant to Docket No. OS-23-00015513 to recover the effects of the IRA and certain other tax-related costs for rates that became effective January 1, 2025. These effects include the return on the CAMT deferred tax asset (“DTA”) resulting from the IRA, income tax credits resulting from the IRA, and the return on the increment or decrement in the net operating loss DTA included in the rate base and in the standard service base revenue requirement approved in the Texas Gas Rate Case. CERC believes its filing is consistent with the Tax Act Rider tariff approved in Docket No. OS-23-00015513. On October 1, 2024, certain parties filed comments disputing the application. Briefings were filed with an ALJ in November 2024. A hearing on the merits was held on February 21, 2025 and continued on March 21, 2025. On March 21, 2025, a unanimous settlement agreement was filed. On April 11, 2025, a PFD was issued. The Railroad Commission considered the PFD at the May 13, 2025 open meeting and issued a Final Order approving the settlement agreement.

GRIP	$70	February 2025	June 2025	May 2025	Based on net change in invested capital of $445 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
Rate Case	$104	November 2023	September 2025	July 2025	See discussion above under Minnesota Gas Rate Case.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	$2	April 2025	TBD	TBD	Requested an increase of $11.6 million to rate base, which reflects an approximately $1.5 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $1.9 million. The OUCC filed testimony on June 3, 2025, recommending minor changes. Indiana South filed a rebuttal on June 17, 2025, adopting the changes. The evidentiary hearing was held on June 30, 2025. A final order is expected by the end of July 2025.
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	$9	April 2025	TBD	TBD
Requested an increase of $94.9 million to rate base, which reflects an approximately $8.6 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $5 million. The OUCC filed testimony on June 3, 2025. Indiana North filed rebuttal testimony on June 17, 2025. The evidentiary hearing was held on June 30, 2025. A final order is expected by the end of July 2025.

CenterPoint Energy and CERC - Ohio - Gas (PUCO)
DRR	$6	May 2025	TBD	TBD
Requested an increase of $54 million to rate base for investments made in 2024, which reflects a $6 million annual increase in current revenues. A change in (over)/under-recovery variance of ($0.03) million annually is also included in rates. PUCO staff and intervenor (Ohio Consumers’ Counsel) filed comments June 27, 2025. PUCO staff recommended approval. Ohio Consumers’ Counsel commented on affordability and provided potential solutions including stretching out the replacement program over a longer period of time, phasing in the annual increase, shifting from fixed charges to volumetric charges, and increasing funding for its bill assistance programs. A statement informing the PUCO of whether the issues raised in comments have been resolved was filed July 11, 2025. Supplemental Testimony from CEOH and the Ohio Consumers’ Counsel was filed July 22, 2025. A hearing is scheduled for July 29, 2025.

Rate Case	$100	October 2024	TBD	TBD	See discussion above under Ohio Gas Rate Case.
(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tariffs

In 2025, the U.S. government has announced and, in certain cases, rescinded, multiple tariffs on several foreign jurisdictions and imports into the United States. For example, in March 2025, the U.S. government imposed a 25% tariff on steel imports, and in April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs or other measures taken by foreign jurisdictions, which may in turn lead to additional tariffs imposed or measures taken by the United States. Additionally, the announcement and rescission of tariffs on foreign jurisdictions has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect the Registrants’ ability to access the capital markets, contribute to inflation in the markets in which the Registrants operate, increase commodity cost volatility, impact availability of goods and materials or otherwise negatively impact the global supply chain. The Registrants are continuing to monitor the economic effects of such announcements and developments, as well as the Registrants’ ability to mitigate their related impacts, but costs and other effects associated with the tariffs remain uncertain.

Greenhouse Gas and Climate-Related Regulation and Compliance (CenterPoint Energy)

There has been increasing attention at the local, state and international levels to the issue of climate risk. There has been a recent shift, however, in climate policy at the federal level in the United States. On June 11, 2025, the EPA proposed to repeal all GHG emissions standards for the power sector under Section 111 of the Clean Air Act. As an alternative, the EPA proposed to repeal a narrower set of requirements, including the emission guidelines for existing fossil fuel-fired steam electric generating units and the carbon capture and sequestration/storage-based standards for new base load stationary combustion turbines.

On March 6, 2024, the SEC adopted final rules that require the Registrants to disclose certain climate-related information in registration statements and annual reports. Litigation challenging the rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced it was voluntarily delaying the implementation of the climate disclosure rules while the U.S. Court of Appeals considered the litigation, and on March 27, 2025, the SEC voted to end the defense of the rules in the litigation. On April 4, 2025, a group of 18 intervenor-respondent states and the District of Columbia moved to hold the cases in abeyance until the SEC amends or rescinds the regulations, which motion was granted by the U.S. Court of Appeals in an order issued on April 24, 2025. Further, the U.S. Court of Appeals directed the SEC to file a status report within 90 days (by July 23, 2025) advising the court whether the SEC intends to review or reconsider the rules at issue in the case.

Climate Risk Trends and Uncertainties

Changes in the U.S. presidential administration and significant expected increases in electric demand, as announced by organizations such as ERCOT and MISO, have shifted the energy landscape in the United States. Since taking office, President Trump has issued a series of executive orders and presidential memoranda that seek to increase investment in fossil fuel infrastructure, including by directing all heads of federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are determined to be unduly burdensome on the identification, development or use of domestic energy resources, with particular attention to oil, natural gas, hydropower, biofuels, critical mineral and nuclear energy resources. Additionally, on July 4, 2025, the OBBBA was signed into law, which includes numerous changes to the energy tax credits initially introduced and expanded under the IRA, including accelerated phase outs for certain credits. Further, on July 7, 2025, President Trump issued Executive Order 14315, which relates to the implementation of such changes to energy tax credits. This shift in federal domestic energy policy has resulted in uncertainty with respect to the scope and speed of future renewable generation infrastructure development and the role that existing renewable generation will play in support of the U.S. energy grid. The long-term impacts of this domestic energy policy shift are uncertain, including with respect to impacts on the development of, and consequently the availability of, alternative energy sources (such as solar energy, including private solar, wind energy, microturbines, fuel cells, energy-efficient buildings and energy storage devices). Additionally, it is unclear whether, and if so how, the new domestic energy policy, including the potential suspension, revision or rescission of regulations restricting emissions (including methane emissions), will affect consumers’ and companies’ energy use, adoption of alternative energy sources or decisions to expand their facilities, including natural gas facilities.
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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of June 30, 2025. As of July 21, 2025, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of July 21, 2025
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$1,751	4.58%	December 6, 2028
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2028
Houston Electric	300	—	—	—	—%	December 6, 2028
CERC	1,050	—	—	187	4.50%	December 6, 2028
Total	$4,000	$—	$—	$1,938
(1)This credit facility was issued by SIGECO.

The Registrants and SIGECO are currently in compliance with the various business and financial covenants in the four revolving credit facilities.

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

Additionally, for information related to shares of Common Stock sold pursuant to the forward sale agreements and the Equity Distribution Agreement in 2025, see Note 15 to the Interim Condensed Financial Statements.

Temporary Investments

As of July 21, 2025, the Registrants had no temporary investments.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of July 21, 2025:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool borrowings	4.63%	$396	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of July 21, 2025, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Negative	BBB	Negative	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Negative	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Negative	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Negative	A	Negative	A	Negative
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Negative	A-	Stable
CERC	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Negative	n/a	n/a
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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of June 30, 2025, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $289 million as of June 30, 2025. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought CenterPoint Energy’s liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on June 30, 2025, deferred taxes of approximately $819 million would have been payable in 2025. If all the ZENS-Related Securities had been sold on June 30, 2025, capital gains taxes of approximately $108 million would have been payable in 2025 based on 2025 tax rates in effect. For additional information about ZENS, see Note 8 to the Interim Condensed Financial Statements.

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

On February 19, 2024, CenterPoint Energy, through its subsidiary CERC Corp., entered into the LAMS Asset Purchase Agreement to sell its Louisiana and Mississippi natural gas LDC businesses for approximately $1.2 billion, subject to adjustment as set forth in the LAMS Asset Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing. The transaction closed on March 31, 2025. On March 7, 2025, SIGECO acquired 100% of the equity interests in Posey Solar, which was constructing a 191 MW solar array in Posey County, Indiana, for approximately $357 million. For further information, see Note 3 to the Interim Condensed Financial Statements. In May 2025, CenterPoint Energy announced that it is planning to sell its Ohio natural gas LDC business to support the efficient recycling of capital and portfolio optimization.

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
•various legislative, executive or regulatory actions at the federal, state and local levels, including actions in response to the May 2024 Storm Events and Hurricane Beryl and actions pertaining to trade (including tariffs, bans, retaliatory trade measures taken against the United States or related governmental action);
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

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2025, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates. The Registrants seek to manage interest rate exposure by monitoring the effects of changes in market interest rates and using a combination of fixed and variable rate debt. Additionally, interest rate swaps are used to mitigate interest rate exposure when deemed appropriate.

CenterPoint Energy’s floating rate obligations aggregated $2.5 billion and $1.5 billion as of June 30, 2025 and December 31, 2024, respectively. If the floating interest rates were to increase by 100 basis points from June 30, 2025 rates, CenterPoint Energy’s combined interest expense would increase by approximately $25 million annually.

As of June 30, 2025 and December 31, 2024, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $19.2 billion and $19.7 billion, respectively, in principal amount and having a fair value of $18.3 billion and $18.4 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $748 million if interest rates were to decline by 10% from levels on June 30, 2025. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2025 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.5	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.6	Fourth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	3(h)	x
3.7	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.8	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.9	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
10.1	Confirmation of Forward Sale Transaction, dated May 27, 2025, between the Company and Bank of America, N.A., in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 28, 2025	1-31447	10.1	x
10.2	Confirmation of Forward Sale Transaction, dated May 27, 2025, between the Company and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent), in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 28, 2025	1-31447	10.2	x
10.3	Confirmation of Forward Sale Transaction, dated May 27, 2025, between the Company and JPMorgan Chase Bank, National Association, in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 28, 2025	1-31447	10.3	x
10.4	Confirmation of Forward Sale Transaction, dated May 28, 2025, between the Company and Bank of America, N.A., in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 29, 2025	1-31447	10.1	x
10.5	Confirmation of Forward Sale Transaction, dated May 28, 2025, between the Company and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent), in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 29, 2025	1-31447	10.2	x
10.6	Confirmation of Forward Sale Transaction, dated May 28, 2025, between the Company and JPMorgan Chase Bank, National Association, in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 29, 2025	1-31447	10.3	x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Darin M. Carroll					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Richard C. Leger						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Darin M. Carroll					x
†32.1.3	Section 1350 Certification of Richard C. Leger						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Date: July 24, 2025