Form 10-Q
period 2025-09-30
CENTERPOINT ENERGY INC
filed 2025-10-23
CIK 1130310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 20, 2025:

CenterPoint Energy, Inc.	652,868,273	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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
Bond Companies
Transition Bond Company IV and Restoration Bond Company II, each a consolidated VIE that is a wholly-owned, bankruptcy-remote, special purpose entity formed solely for the purpose of securitizing transition property or system restoration property through the issuance of transition bonds and system restoration bonds

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

CEP	Capital Expenditure Program
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Operating Executive
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
CPCN	Certificate of Public Convenience and Necessity
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
Energy Systems Group	Energy Systems Group, LLC, previously a wholly-owned subsidiary of Vectren
EPA	Environmental Protection Agency

GLOSSARY
Equity Distribution Agreement	Equity Distribution Agreement, dated as of January 10, 2024, by and between CenterPoint Energy, the ATM Managers, the ATM Forward Purchasers and the ATM Forward Sellers
Equity Purchase Agreement	Equity Purchase Agreement, dated as of May 21, 2023, by and between Vectren Energy Services and ESG Holdings Group
ERCOT	Electric Reliability Council of Texas
ESG Holdings Group	ESG Holdings Group, LLC, a Delaware limited liability company, and an affiliate of Oaktree Capital Management
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles
General Mortgage	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and JPMorgan Chase Bank, as Trustee, as supplemented
GHG	Greenhouse gas
GHRI
The Greater Houston Resiliency Initiative, which was initially announced by Houston Electric in August 2024 and includes targeted actions to improve the resiliency of Houston Electric’s electric grid, as well as improve customer communications and community partnerships

GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Hurricane Beryl	The powerful and destructive storm that made landfall in Texas on July 8, 2024 and caused widespread damage to Houston Electric’s electric system
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ITC	U.S. International Trade Commission
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
kW	Kilowatt
LAMS Asset Purchase Agreement	Asset Purchase Agreement, dated as of February 19, 2024, by and among CERC Corp. and the LAMS Buyers
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

LDC	Local distribution company
Load Shed	Curtailing the amount of electricity a TDU can transmit and distribute to its customers
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
May 2024 Storm Events	The sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes and resulted in widespread damage to Houston Electric’s electric delivery system

GLOSSARY
May 2024 Storm Events System Restoration Bonds	Restoration Bond Company II’s Series 2025-A Senior Secured System Restoration Bonds relating to the securitization of system restoration costs in connection with the May 2024 Storm Events
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NERC	North American Electric Reliability Corporation
NFGC	National Fuel Gas Company, a New Jersey corporation
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act of 2025
Ohio Securities Purchase Agreement	Securities Purchase Agreement, dated as of October 20, 2025, by and between CERC Corp. and NFGC
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
PFD	Proposal for decision
Posey Solar	Posey Solar, LLC, a special purpose entity
Posey Solar Merger Agreement	Agreement and Plan of Merger, dated as of March 7, 2025, among SIGECO and Posey Solar
PPA	Power purchase agreement
PRP	Potentially responsible party
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrants	CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp., collectively
REP	Retail electric provider
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and CEOH from VUH on June 30, 2022
Restoration Bond Company II	CenterPoint Energy Restoration Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
ROE	Return on equity
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securitization Bonds	Transition bonds issued by Transition Bond Company IV, system restoration bonds issued by Restoration Bond Company II and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
Seller Note Agreement
Seller Note Agreement by and between CERC Corp. and NFGC to be entered into at the closing of the proposed sale of all of the issued and outstanding equity interests in CEOH to NFGC contemplated by the Ohio Securities Purchase Agreement

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

GLOSSARY
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

Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
Winter Storm Elliott	From December 21 to 26, 2022, a historic extratropical cyclone created winter storm conditions, including blizzards, high winds, snowfall and record cold temperatures across the majority of the United States and parts of Canada
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of September 30, 2025 and December 31, 2024, consisted of AT&T Common, Charter Common and WBD Common
2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 20, 2025
2026 Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
2028 Convertible Notes	CenterPoint Energy’s 3.00% Convertible Senior Notes due 2028
2028 Convertible Notes Indenture	Indenture, dated as of July 31, 2025, by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee
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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•The business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses involving us or our industry, including the ability to successfully complete such strategies, initiatives, transactions or plans on the timelines we expect or at all, such as the announced sale of our Ohio natural gas LDC business or the completed sale of our Louisiana and Mississippi natural gas LDC businesses, which we cannot assure will have the anticipated benefits to us;
•industrial, commercial and residential growth in our service territories and changes in market demand, including in relation to the expansion of data centers, energy refining and export facilities, including hydrogen facilities, electrification of industrial processes and transport and logistics, as well as the effects of energy efficiency measures and demographic patterns, and our ability to appropriately estimate and effectively manage such demand and the business opportunities relating to such matters;
•our ability to fund and invest planned capital and the timely recovery of our investments, including the timing of and amounts sought for those related to our 10-year capital plan, including Houston Electric’s GHRI and SRP, and Indiana Electric’s generation transition plan as part of its IRPs;
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
•timely and appropriate rate actions that allow and authorize timely recovery of costs and a reasonable return on investment, including the timing of and amounts sought for recovery of Houston Electric’s TEEEF leases and restoration costs relating to, among other things, Hurricane Beryl, and requested or favorable adjustments to rates and approval of other requested items as part of base rate proceedings or interim rate mechanisms;
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
•economic conditions in regional and national markets, including economic uncertainty and volatility, potential for recession, changes to inflation and interest rates, and their effect on sales, prices and costs;
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
•federal, state and local legislative, executive and regulatory actions or developments affecting various aspects of our businesses, including, among others, any actions resulting from Hurricane Beryl, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation, legislation and governmental action pertaining to trade (including tariffs, bans, retaliatory trade measures taken against the United States or related governmental action), the implementation of budget and spending cuts to federal government agencies and programs, effects of government shutdowns, policies incentivizing or disincentivizing the development or utilization of alternative sources of generation (including distributed generation), health care, finance and actions regarding the rates charged by our regulated businesses;
•our ability to manage and timely execute our planned capital projects, including those contemplated in our 10-year capital plan such as Houston Electric’s GHRI and SRP, obtain the anticipated benefits of such projects, complete such projects within budget and manage costs and impacts of such projects on customer affordability;
•disruptions to the global supply chain, including as a result of volatility in commodity prices, trade agreements, changes in trade relationships, geopolitical and economic uncertainty, regulatory and policy instability, severe weather events, tariffs, bans, retaliatory trade measures, legislation and governmental action impacting the supply chain, that could prevent CenterPoint Energy from securing the resources needed to, among other things, fully execute on its 10-year capital plan, including the GHRI and SRP, or achieve its net zero and GHG emissions reduction goals and otherwise impact the affordability of our rates;
•the availability of, prices for and our ability to procure materials, supplies or services and scarcity of and changes in labor for current and future projects, including those relating to our GHRI and SRP and otherwise arising from our 10-year capital plan, and operations and maintenance costs, our ability to control such costs and cost-related impacts on the affordability of our rates;
•our ability to timely obtain and maintain necessary licenses and permits from local, federal and other regulatory authorities on acceptable terms and resolve third-party challenges to such licenses or permits as applicable;
•direct or indirect effects on our facilities, resources, operations, reputation and financial condition resulting from terrorism, cyberattacks or intrusions, data security breaches or other security incidents or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes, derecho events, ice storms and other severe weather events, wildfires, pandemic health events, geopolitical conflict, civil unrest or other occurrences;
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
•matters affecting regulatory approval, legislative or executive actions, construction, costs, implementation of necessary technology or other issues with respect to major capital projects and programs, including those contemplated in our 10-year capital plan, that result in delays or cancellation or in costs that cannot be recouped in rates;
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

•timely and appropriate regulatory actions, which include actions allowing requested securitization, for any hurricanes or other severe weather events, such as Hurricane Beryl, or natural disasters or other amounts sought for recovery of costs, including stranded coal-fired generation asset costs;
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

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and, other than as required under applicable securities laws, the Registrants undertake no obligation to update or revise any forward-looking statements. Investors should note that the Registrants announce material financial and other information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, the Registrants may use the Investors section of CenterPoint Energy’s website (http://www.centerpointenergy.com) to communicate with investors about the Registrants. It is possible that the financial and other information posted there could be deemed to be material information. The information on CenterPoint Energy’s website is not part of this combined Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Revenues:
Utility revenues	$1,975	$1,842	$6,810	$6,341
Non-utility revenues	13	14	42	40
Total	1,988	1,856	6,852	6,381
Expenses:
Utility natural gas, fuel and purchased power	219	197	1,525	1,217
Non-utility cost of revenues, including natural gas	1	1	4	2
Operation and maintenance	741	775	2,203	2,162
Depreciation and amortization	392	334	1,125	1,083
Taxes other than income taxes	133	125	427	410
Total	1,486	1,432	5,284	4,874
Operating Income	502	424	1,568	1,507
Other Income (Expense):
Loss on sale	—	—	(43)	—
Gain (loss) on equity securities	(104)	54	18	(10)
Gain (loss) on indexed debt securities	105	(53)	(16)	14
Interest expense and other finance charges	(238)	(191)	(663)	(601)
Interest expense on Securitization Bonds	(5)	(4)	(13)	(15)
Other income, net	26	15	66	39
Total	(216)	(179)	(651)	(573)
Income Before Income Taxes	286	245	917	934
Income tax expense (benefit)	(7)	52	129	163
Net Income	$293	$193	$788	$771

Basic Earnings Per Common Share	$0.45	$0.30	$1.21	$1.20
Diluted Earnings Per Common Share	$0.45	$0.30	$1.20	$1.20

Weighted Average Common Shares Outstanding, Basic	653	648	653	640
Weighted Average Common Shares Outstanding, Diluted	656	648	655	641

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$293	$193	$788	$771
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0-, $-0- and $-0-)	(2)	1	(1)	2
Net deferred gain from cash flow hedges (net of tax of $-0-, $-0-, $-0- and $1)	—	—	—	4
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $-0-, $-0-, $-0- and $-0-)	—	(1)	(1)	(1)
Total	(2)	—	(2)	5
Comprehensive income	$291	$193	$786	$776

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($31 and $21 related to VIEs, respectively)	$37	$24
Investment in equity securities	579	561
Accounts receivable ($2 and $2 related to VIEs, respectively), less allowance for credit losses of $22 and $28, respectively	787	717
Accrued unbilled revenues ($4 and $2 related to VIEs, respectively), less allowance for credit losses of $1 and $2, respectively	448	521
Natural gas and coal inventory	233	173
Materials and supplies	549	541
Taxes receivable	59	121
Current assets held for sale	—	1,361
Regulatory assets	156	239
Prepaid expenses and other current assets ($4 and $2 related to VIEs, respectively)	101	123
Total current assets	2,949	4,381
Property, Plant and Equipment, Net:
Property, plant and equipment	45,578	42,667
Less: accumulated depreciation and amortization	11,031	10,578
Property, plant and equipment, net	34,547	32,089
Other Assets:
Goodwill	3,943	3,943
Regulatory assets ($695 and $313 related to VIEs, respectively)	3,371	3,108
Other non-current assets	239	247
Total other assets	7,553	7,298
Total Assets	$45,049	$43,768

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2025	December 31, 2024
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$500	$500
Current portion of VIE Securitization Bonds long-term debt	29	13
Indexed debt, net	1	2
Current portion of other long-term debt	2,373	51
Indexed debt securities derivative	635	619
Accounts payable	968	1,320
Taxes accrued	275	329
Interest accrued ($7 and $2 related to VIEs, respectively)	247	274
Dividends accrued	144	143
Customer deposits	95	93
Current liabilities held for sale	—	176
Other current liabilities ($15 and $-0- related to VIEs, respectively)	476	525
Total current liabilities	5,743	4,045
Other Liabilities:
Deferred income taxes, net	4,546	4,389
Benefit obligations	460	550
Regulatory liabilities	3,085	2,999
Other non-current liabilities	780	722
Total other liabilities	8,871	8,660
Long-term Debt, Net:
VIE Securitization Bonds, net	681	308
Other long-term debt, net	18,719	20,089
Total long-term debt, net	19,400	20,397
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 652,865,523 shares and 651,727,276 shares outstanding, respectively	6	6
Additional paid-in capital	9,119	9,105
Retained earnings	1,929	1,572
Accumulated other comprehensive loss	(19)	(17)
Total shareholders’ equity	11,035	10,666
Total Liabilities and Shareholders’ Equity	$45,049	$43,768

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash Flows from Operating Activities:
Net income	$788	$771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,125	1,083
Deferred income taxes	84	238
Loss on sale	43	—
Loss (gain) on equity securities	(18)	10
Loss (gain) on indexed debt securities	16	(14)
Pension and postretirement contributions	(111)	(5)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	23	145
Inventory	(64)	19
Taxes receivable	62	(75)
Accounts payable	(271)	(247)
Current regulatory assets and liabilities	79	(91)
Other current assets and liabilities	(130)	(25)
Non-current regulatory assets and liabilities	21	(553)
Other non-current assets and liabilities	119	31
Other operating activities, net	(54)	(37)
Net cash provided by operating activities	1,712	1,250
Cash Flows from Investing Activities:
Capital expenditures	(3,389)	(2,501)
Payment for asset acquisition	(357)	—
Proceeds from divestiture	1,219	—
Other investing activities, net	(75)	(58)
Net cash used in investing activities	(2,602)	(2,559)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(3)	(2)
Payment of commercial paper, net	(405)	(520)
Proceeds from long-term debt and term loans, net	2,852	2,757
Payments of long-term debt and term loans, including make-whole premiums	(1,073)	(963)
Payment of debt issuance costs	(17)	(25)
Payment of dividends on Common Stock	(431)	(384)
Proceeds from issuance of Common Stock, net	—	494
Other financing activities, net	(18)	(28)
Net cash provided by financing activities	905	1,329
Net Increase in Cash, Cash Equivalents and Restricted Cash	15	20
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30	109
Cash, Cash Equivalents and Restricted Cash at End of Period	$45	$129

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$763	$620
Refunds received for income taxes, net	(15)	(8)

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$315	$1,133
ROU assets obtained in exchange for lease liabilities	—	5

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value)
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	653	$6	642	$6	652	$6	631	$6
Issuances of Common Stock	—	—	10	—	—	—	19	—
Issuances related to benefit and investment plans	—	—	—	—	1	—	2	—
Balance, end of period	653	6	652	6	653	6	652	6
Additional Paid-in-Capital
Balance, beginning of period		9,107		8,836		9,105		8,604
Issuances of Common Stock, net of issuance costs		—		247		—		494
Issuances related to benefit and investment plans		12		8		14		(7)
Balance, end of period		9,119		9,091		9,119		9,091
Retained Earnings
Balance, beginning of period		1,923		1,542		1,572		1,092
Net income		293		193		788		771
Common Stock dividends declared (see Note 15)		(287)		(267)		(431)		(395)
Balance, end of period		1,929		1,468		1,929		1,468
Accumulated Other Comprehensive Loss
Balance, beginning of period		(17)		(30)		(17)		(35)
Other comprehensive income (loss)		(2)		—		(2)		5
Balance, end of period		(19)		(30)		(19)		(30)
Total Shareholders’ Equity		$11,035		$10,535		$11,035		$10,535

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues	$1,132	$1,058	$3,024	$3,003
Expenses:
Operation and maintenance	475	533	1,405	1,426
Depreciation and amortization	210	171	585	580
Taxes other than income taxes	79	71	232	221
Total	764	775	2,222	2,227
Operating Income	368	283	802	776
Other Income (Expense):
Interest expense and other finance charges	(96)	(74)	(272)	(229)
Interest expense on Securitization Bonds	(1)	(1)	(1)	(3)
Other income, net	11	12	34	33
Total	(86)	(63)	(239)	(199)
Income Before Income Taxes	282	220	563	577
Income tax expense	51	41	107	112
Net Income	$231	$179	$456	$465

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($15 and $14 related to VIEs, respectively)	$17	$14
Accounts and notes receivable, less allowance for credit losses of $2 and $2, respectively	449	307
Accounts and notes receivable–affiliated companies	512	371
Accrued unbilled revenues ($2 and $-0- related to VIEs, respectively)	270	137
Materials and supplies	384	392
Taxes receivable	8	—
Prepaid expenses and other current assets ($2 and $-0- related to VIEs, respectively)	15	44
Total current assets	1,655	1,265
Property, Plant and Equipment, Net:
Property, plant and equipment	23,088	21,750
Less: accumulated depreciation and amortization	4,917	4,628
Property, plant and equipment, net	18,171	17,122
Other Assets:
Regulatory assets ($394 and $-0- related to VIEs, respectively)	1,614	1,284
Other non-current assets	53	41
Total other assets	1,667	1,325
Total Assets	$21,493	$19,712

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Short-term borrowings	$500	$500
Current portion of VIE Securitization Bonds long-term debt	16	—
Current portion of other long-term debt	534	—
Accounts payable	485	681
Accounts payable–affiliated companies	80	119
Taxes accrued	181	189
Interest accrued ($1 and $-0- related to VIEs, respectively)	127	108
Other current liabilities ($15 and $-0- related to VIEs, respectively)	165	144
Total current liabilities	2,088	1,741
Other Liabilities:
Deferred income taxes, net	1,594	1,502
Benefit obligations	30	32
Regulatory liabilities	901	861
Other non-current liabilities	92	95
Total other liabilities	2,617	2,490
Long-term Debt, net:
VIE Securitization Bonds, net	380	—
Other long-term debt, net	8,881	8,322
Total long-term debt, net	9,261	8,322
Commitments and Contingencies (Note 11)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	5,683	5,589
Retained earnings	1,845	1,571
Accumulated other comprehensive loss	(1)	(1)
Total member’s equity	7,527	7,159
Total Liabilities and Member’s Equity	$21,493	$19,712
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash Flows from Operating Activities:
Net income	$456	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	585	580
Deferred income taxes	73	42
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(275)	(203)
Accounts receivable/payable–affiliated companies	(39)	(19)
Inventory	8	16
Accounts payable	(110)	(113)
Taxes receivable	(8)	38
Current regulatory assets and liabilities	8	(1)
Other current assets and liabilities	55	53
Non-current regulatory assets and liabilities	(93)	(527)
Other non-current assets and liabilities	6	(10)
Other operating activities, net	(14)	(15)
Net cash provided by operating activities	652	306
Cash Flows from Investing Activities:
Capital expenditures	(1,958)	(1,171)
(Increase) decrease in notes receivable–affiliated companies	(141)	238
Other investing activities, net	61	(111)
Net cash used in investing activities	(2,038)	(1,044)
Cash Flows from Financing Activities:
Proceeds from long-term debt and term loan, net	1,496	699
Payments of long-term debt	—	(80)
Increase in notes payable–affiliated companies	—	71
Payment of debt issuance costs	(16)	(4)
Dividend to parent	(182)	(249)
Contribution from parent	94	324
Other financing activities, net	(1)	(2)
Net cash provided by financing activities	1,391	759
Net Increase in Cash, Cash Equivalents and Restricted Cash	5	21
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14	89
Cash, Cash Equivalents and Restricted Cash at End of Period	$19	$110

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$284	$218
Cash paid for income taxes, net	28	26

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$231	$1,075

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		5,589		4,975		5,589		4,745
Contribution from parent		94		94		94		324
Balance, end of period		5,683		5,069		5,683		5,069
Retained Earnings
Balance, beginning of period		1,614		1,495		1,571		1,364
Net income		231		179		456		465
Dividend to parent		—		(94)		(182)		(249)
Balance, end of period		1,845		1,580		1,845		1,580
Accumulated Other Comprehensive Loss
Balance, beginning of period		(1)		—		(1)		—
Balance, end of period		(1)		—		(1)		—
Total Member’s Equity		$7,527		$6,649		$7,527		$6,649

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenues:
Utility revenues	$596	$589	$3,091	$2,757
Non-utility revenues	11	11	35	34
Total	607	600	3,126	2,791
Expenses:
Utility natural gas	146	140	1,286	1,046
Non-utility cost of revenues, including natural gas	1	1	4	2
Operation and maintenance	211	207	654	614
Depreciation and amortization	133	124	406	389
Taxes other than income taxes	50	51	179	176
Total	541	523	2,529	2,227
Operating Income	66	77	597	564
Other Income (Expense):
Gain on sale	—	—	52	—
Interest expense and other finance charges	(49)	(38)	(144)	(145)
Other income, net	6	4	20	10
Total	(43)	(34)	(72)	(135)
Income Before Income Taxes	23	43	525	429
Income tax expense (benefit)	(51)	9	60	84
Net Income	$74	$34	$465	$345

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$74	$34	$465	$345
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-, $-0-, $-0- and $-0-)	(2)	—	(2)	(1)
Other comprehensive loss	(2)	—	(2)	(1)
Comprehensive income	$72	$34	$463	$344

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2
Accounts receivable, less allowance for credit losses of $18 and $24, respectively	255	349
Accrued unbilled revenues, less allowance for credit losses of $-0- and $2, respectively	119	338
Accounts receivable–affiliated companies	2	6
Materials and supplies	120	105
Natural gas inventory	190	137
Taxes receivable	—	46
Current assets held for sale	—	1,266
Regulatory assets	150	238
Prepaid expenses and other current assets	35	50
Total current assets	871	2,537
Property, Plant and Equipment, Net:
Property, plant and equipment	16,499	15,552
Less: accumulated depreciation and amortization	4,285	4,146
Property, plant and equipment, net	12,214	11,406
Other Assets:
Goodwill	1,461	1,461
Regulatory assets	852	903
Other non-current assets	61	118
Total other assets	2,374	2,482
Total Assets	$15,459	$16,425

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2025	December 31, 2024
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$280	$10
Accounts payable	315	405
Accounts payable–affiliated companies	100	101
Taxes accrued	137	150
Interest accrued	48	82
Customer deposits	84	81
Current liabilities held for sale	—	176
Other current liabilities	203	255
Total current liabilities	1,167	1,260
Other Liabilities:
Deferred income taxes, net	1,409	1,370
Benefit obligations	60	63
Regulatory liabilities	1,943	1,887
Other non-current liabilities	415	403
Total other liabilities	3,827	3,723
Long-Term Debt, Net	4,427	5,174
Commitments and Contingencies (Note 11)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,519	4,519
Retained earnings	1,504	1,732
Accumulated other comprehensive income	15	17
Total stockholder’s equity	6,038	6,268
Total Liabilities and Stockholder’s Equity	$15,459	$16,425

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash Flows from Operating Activities:
Net income	$465	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	389
Deferred income taxes	(4)	95
Gain on sale	(52)	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	331	333
Accounts receivable/payable–affiliated companies	3	(1)
Inventory	(63)	(9)
Taxes receivable	46	(5)
Accounts payable	(107)	(124)
Current regulatory assets and liabilities	76	(89)
Other current assets and liabilities	(94)	(41)
Non-current regulatory assets and liabilities	(33)	(20)
Other non-current assets and liabilities	188	18
Other operating activities, net	(34)	(33)
Net cash provided by operating activities	1,128	858
Cash Flows from Investing Activities:
Capital expenditures	(1,086)	(1,027)
Decrease in notes receivable–affiliated companies	—	1
Proceeds from divestiture	1,219	—
Other investing activities, net	(97)	44
Net cash provided by (used in) investing activities	36	(982)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(3)	(2)
Payments of commercial paper, net	(48)	(287)
Proceeds from long-term debt and term loan, net	—	399
Payments of long-term debt and term loan	(421)	—
Payment of debt issuance costs	—	(4)
Dividends to parent	(693)	(270)
Contribution from parent	—	290
Other financing activities, net	(1)	(2)
Net cash provided by financing activities	(1,166)	124
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2)	—
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2	1
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	$1

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$185	$169
Cash paid (refunds received) for income taxes, net	(1)	3

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$102	$97

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,519		4,519		4,519		4,229
Contribution from parent		—		—		—		290
Balance, end of period		4,519		4,519		4,519		4,519
Retained Earnings
Balance, beginning of period		1,473		1,699		1,732		1,634
Net income		74		34		465		345
Dividend to parent		(43)		(24)		(693)		(270)
Balance, end of period		1,504		1,709		1,504		1,709
Accumulated Other Comprehensive Income
Balance, beginning of period		17		15		17		16
Other comprehensive loss		(2)		—		(2)		(1)
Balance, end of period		15		15		15		15
Total Stockholder’s Equity		$6,038		$6,243		$6,038		$6,243

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

As of September 30, 2025, CenterPoint Energy’s operating subsidiaries were as follows:

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

As of September 30, 2025, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 13.

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

On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The proposed transaction is expected to close in the fourth quarter of 2026. For further information, see Note 16 to the Interim Condensed Financial Statements.

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

As of September 30, 2025, CenterPoint Energy, Houston Electric and SIGECO had VIEs including Transition Bond Company IV, Restoration Bond Company II and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or system restoration property or facilitating the securitization financing of qualified costs. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is its primary beneficiary. Houston Electric has a controlling financial interest in each of the Bond Companies and is the primary beneficiary of each of the Bond Companies. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition property, system restoration property or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO. For further information, see Note 6.

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

(2) Accounting Policies and Recent Accounting Pronouncements

There have been no material changes in our significant accounting policies from those described in our combined 2024 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows:

	September 30, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$37	$17	$—	$24	$14	$2
Restricted cash included in Prepaid expenses and other current assets (2)	8	2	—	6	—	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$45	$19	$—	$30	$14	$2

(1)Cash and cash equivalents related to VIEs as of September 30, 2025 and December 31, 2024 included $31 million and $21 million, respectively, at CenterPoint Energy and $15 million and $14 million, respectively, at Houston Electric.
(2)Restricted cash primarily related to accounts established by CenterPoint Energy in connection with the issuance of the Securitization Bonds to collateralize the Securitization Bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the Securitization Bonds.

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill is evaluated for impairment by performing a qualitative assessment or using a quantitative test. If we choose to perform a qualitative assessment and determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative test is then performed; otherwise, no further testing is required. The quantitative test, if required, is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is primarily determined based on an income approach or a weighted combination of income and market approaches. When the carrying amount is in excess of the estimated fair value of the reporting unit, the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2025 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU enhances the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Registrants plan to adopt this ASU on December 31, 2025, on a retrospective basis. The adoption of this ASU is not expected to have an impact on our consolidated financial statements; however, it is expected to result in additional footnote disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This ASU modernizes the accounting for software costs to adapt to an incremental and iterative software development method. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and may be applied using a prospective, modified prospective or retrospective transition approach. The Registrants are currently evaluating the impact of this ASU on their respective consolidated financial statements.

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

CenterPoint Energy and CERC recognized a loss of $43 million and a gain of $52 million, respectively, net of transaction costs of $21 million, in connection with the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses during the nine months ended September 30, 2025. Goodwill of $217 million and $122 million was allocated to the Louisiana and Mississippi natural gas LDC businesses by CenterPoint Energy and CERC, respectively, at the time the held for sale criteria was met and such amount was subsequently derecognized following the completion of the sale on March 31, 2025.

As of September 30, 2025, CenterPoint Energy and CERC had a receivable of $12 million for working capital and other customary adjustments set forth in the LAMS Asset Purchase Agreement.

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

The pre-tax income for the Louisiana and Mississippi natural gas LDC businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Income Before Income Taxes	$—	$1	$48	$45

Effective on the date of the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses, CERC entered into the Transition Services Agreement, whereby CERC agreed to provide certain transition services, including accounting, customer operations, procurement, and technology functions, for a term of up to 24 months. Subject to the conditions in the Transition Services Agreement, the LAMS Buyers may terminate these support services with 60 days prior written notice. CenterPoint Energy’s and CERC’s charges to the LAMS Buyers for reimbursement of transition services and one-time setup costs were $8.8 million and $24.8 million during the three and nine months ended September 30, 2025, respectively. CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets included a receivable due from the LAMS Buyers for transition services in the amount of $6.6 million as of September 30, 2025.

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

Proposed Divestiture of Ohio Natural Gas LDC Business. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The proposed transaction is expected to close in the fourth quarter of 2026. For further information, see Note 16 to the Interim Condensed Financial Statements.

(4) Revenue Recognition

The following tables disaggregate revenues by reportable segment and major source:

CenterPoint Energy

	Three Months Ended September 30, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,372	$617	$1	$1,990
Other (1)	(7)	5	—	(2)
Total revenues	$1,365	$622	$1	$1,988

	Three Months Ended September 30, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,245	$603	$1	$1,849
Other (1)	(2)	8	1	7
Total revenues	$1,243	$611	$2	$1,856

	Nine Months Ended September 30, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$3,639	$3,256	$4	$6,899
Other (1)	(17)	(30)	2	(45)
Eliminations	—	(2)	—	(2)
Total revenues	$3,622	$3,224	$6	$6,852

	Nine Months Ended September 30, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$3,504	$2,842	$3	$6,349
Other (1)	(5)	34	3	32
Total revenues	$3,499	$2,876	$6	$6,381

(1)Primarily consists of income from ARPs and leases.

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenue from contracts with customers	$1,139	$1,065	$3,045	$3,024
Other (1)	(7)	(7)	(21)	(21)
Total revenues	$1,132	$1,058	$3,024	$3,003

(1)Primarily consists of income from ARPs and leases.

CERC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenue from contracts with customers	$602	$593	$3,157	$2,760
Other (1)	5	7	(31)	31
Total revenues	$607	$600	$3,126	$2,791

(1)Primarily consists of income from ARPs and leases.

The opening and closing balances of accounts receivable and accrued unbilled revenues from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2024	$666	$521
Closing balance as of September 30, 2025	703	448
Increase (decrease)	$37	$(73)

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers. The opening balance as of December 31, 2024 also excluded receivables associated with the sale of CERC Corp.’s Louisiana and Mississippi natural gas LDC businesses.

Houston Electric

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2024	$284	$137
Closing balance as of September 30, 2025	422	270
Increase	$138	$133

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.

CERC

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2024	$326	$338
Closing balance as of September 30, 2025	218	119
Decrease	$(108)	$(219)

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers. The opening balance as of December 31, 2024 also excluded receivables associated with the sale of CERC Corp.’s Louisiana and Mississippi natural gas LDC businesses.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Service cost (1)	$5	$6	$17	$18
Interest cost (2)	20	18	59	55
Expected return on plan assets (2)	(20)	(19)	(60)	(56)
Amortization of net loss (2)	7	7	21	21
Net periodic cost	$12	$12	$37	$38

(1)Included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended September 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$—	$—	$—
Interest cost (2)	3	1	2	3	1	1
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	(1)
Amortization of prior service cost (credit) (2)	(1)	(2)	1	(1)	(1)	1
Amortization of net loss (2)	(2)	(1)	(1)	(2)	(1)	(1)
Net periodic cost (benefit)	$—	$(3)	$2	$(1)	$(2)	$—

	Nine Months Ended September 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	10	4	4	9	4	3
Expected return on plan assets (2)	(4)	(3)	(1)	(4)	(3)	(1)
Amortization of prior service cost (credit) (2)	(2)	(4)	2	(2)	(4)	2
Amortization of net loss (2)	(7)	(4)	(3)	(6)	(3)	(2)
Net periodic cost (benefit)	$(2)	$(7)	$2	$(2)	$(6)	$2
(1)Included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income (expense), net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

The table below reflects the expected contributions to be made to the pension and postretirement benefit plans during 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Expected contributions to pension plans	$116	$—	$—
Expected contributions to postretirement benefit plans	10	1	6

The table below reflects the contributions made to the pension and postretirement benefit plans during the periods presented:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$21	$—	$—	$101	$—	$—
Postretirement benefit plans	3	—	2	10	1	6

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

	September 30, 2025			December 31, 2024
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Unrecognized equity return	$313	$144	$105	$251	$94	$92

(1)In addition to the amounts described in (2) and (3) below, represents CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments at SIGECO.
(2)Represents Houston Electric’s allowed equity return on TEEEF costs and certain storm restoration costs.
(3)Represents CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacement expenditures in Texas and at Indiana Gas.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income:

	Three Months Ended September 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$9	$8	$1	$1	$—	$1

	Nine Months Ended September 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$18	$14	$3	$22	$19	$2

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their Natural Gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Mississippi, Indiana, Louisiana and Texas, and continue to recover the natural gas cost in Minnesota. As of September 30, 2025, each of CenterPoint Energy and CERC had recorded current regulatory assets of $67 million and non-current regulatory assets of $21 million associated with the February 2021 Winter Storm Event. As of December 31, 2024, each of CenterPoint Energy and CERC had recorded current regulatory assets of $67 million and non-current regulatory assets of $67 million associated with the February 2021 Winter Storm Event.

As of September 30, 2025 and December 31, 2024, as authorized by the PUCT, each of CenterPoint Energy and Houston Electric had recorded a regulatory asset of $7 million and $8 million for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, each of CenterPoint Energy and Houston Electric had recorded a regulatory asset of $18 million and $19 million as of September 30, 2025 and December 31, 2024, respectively, for reimbursement of costs associated with the February 2021 Winter Storm Event. Each of the aforementioned regulatory assets are being amortized over five years beginning April 28, 2025, which was the date that rates became effective following the PUCT’s final order in the Houston Electric rate case.

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

Houston Electric TEEEF

Pursuant to legislation passed in 2021, Houston Electric entered into two leases for TEEEF (temporary generation). Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of September 30, 2025. Expenses associated with the short-term lease, including carrying costs, were deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $81 million and $89 million as of September 30, 2025 and December 31, 2024, respectively. Expenses associated with the long-term lease, including variable costs associated with the operation and maintenance of the TEEEF, depreciation expense on the right of use asset and carrying costs, are deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $139 million and $158 million as of September 30, 2025 and December 31, 2024, respectively.

Right of use finance lease assets, such as assets acquired under the long-term leases, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the ongoing proceedings and did not record any impairments or disallowances on its right of use assets or TEEEF regulatory assets in the three and nine months ended September 30, 2025 or September 30, 2024.

Effective January 1, 2023, all temporary generation assets were leased under the long-term lease agreement. The long-term lease agreement includes up to 505 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of September 30, 2025 and December 31, 2024 and relates to removal costs that will be incurred at the end of the lease term. As of September 30, 2025, Houston Electric had secured a first lien on the assets leased under the prepayment agreement, except for assets with lease payments totaling $17 million, which is being held in an escrow account, not controlled by Houston Electric, and the funds will be released either pro rata each month or when a first lien can be secured by Houston Electric on such assets.

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

On December 19, 2024, Houston Electric announced a proposal to release its 15 large 27 MW to 32 MW TEEEF units to the San Antonio area prior to the summer of 2025. The proposal was intended to help ERCOT address a potential energy shortfall and Load Shed risk. On April 18, 2025, a proposal was filed with the PUCT (Docket 57980), seeking approval of the aforementioned release to ERCOT, a corresponding reduction to TEEEF fleet capacity and a rate reduction to reflect the removal of the 15 large TEEEF units from Houston Electric’s TEEEF fleet. On June 4, 2025, Houston Electric entered into definitive documentation, subject to PUCT approval, to release the 15 large 27 MW to 32 MW TEEEF units to the San Antonio area for a period of up to two years, during which time Houston Electric will not receive revenue or profit from ERCOT and will not charge Houston-area customers for such TEEEF units while they remain in the San Antonio area serving ERCOT. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would receive revenues from one or more future transactions involving various sizes of the TEEEF units, and therefore plans to continue to not charge customers for these units for any future periods. On June 5, 2025, certain intervenors submitted a joint request for hearing. On July 9, 2025, the PUCT referred this docket to the SOAH. The PUCT issued a preliminary order on July 10, 2025, listing the issues to be addressed. SOAH Order No. 1 required parties to confer and submit a proposed procedural schedule or request a prehearing conference by July 25, 2025. On July 25, 2025, Houston Electric requested a prehearing conference. On July 28, 2025, SOAH Order No. 2 was issued, setting a prehearing conference for August 22, 2025. On August 21, 2025, Houston Electric filed a joint proposed procedural schedule. On August 22, 2025, SOAH Order No. 3 was issued and cancelled the prehearing conference, adopted the procedural schedule, set the prehearing conference for November 12, 2025 and set the hearing on the merits for November 13 through November 14, 2025. On October 13, 2025, intervenor testimony was filed. PUCT staff testimony is due on October 23, 2025.

Following the passage of legislation in 2023 that allows for wider uses for TEEEF, Houston Electric entered into a lease with Energy Rental Solutions (“ERS”) to add smaller 200 kW to one MW TEEEF units to its existing TEEEF fleet. In response to both the May 2024 Storm Events and Hurricane Beryl, Houston Electric extended its lease with ERS and secured additional small TEEEF units under the ERS lease terms; the primary purpose of the smaller TEEEF units is to provide temporary electric service to medical facilities, cooling centers, assisted living facilities and critical care customers that are impacted by extended weather-related outages. Houston Electric’s lease with ERS expired on March 31, 2025, after the PUCT adopted the TEEEF Rule, which went into effect on January 8, 2025 and refined the scope of TEEEF filings that can be made pursuant to applicable Texas regulations. Among other things, the TEEEF Rule has specific provisions relating to when and how utilities must request PUCT authorization to lease TEEEF units, and it generally requires a utility to obtain preapproval prior to renewing or entering into a new lease of TEEEF units. Houston Electric believes that it continues to need small TEEEF units, and on May 27, 2025, Houston Electric filed an application pursuant to the TEEEF Rule requesting preapproval to enter into two leases for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200 kW to 1,250 kW, for respective terms of 36 months. Approval of Houston Electric’s request in this filing will have no cost impact on customers at this time because cost determination will occur in a future proceeding. On July 28, 2025, the Texas Office of Public Utility Counsel requested a hearing. On August 26, 2025, Houston Electric and an intervenor each filed a list of issues. On September 9, 2025, the PUCT issued an order of referral to SOAH and requested assignment of an ALJ. A preliminary order providing a non-exhaustive list of issues that must be addressed was issued on September 11, 2025. On September 16, 2025, SOAH Order No. 1 was issued, ordering the parties to confer and submit a proposed procedural schedule or request a prehearing conference by September 26, 2025. On September 26, 2025, SOAH Order No. 2 was issued, extending the deadline to submit a proposed procedural schedule until October 3, 2025 and stating that this deadline may be further extended without order by agreement of the parties. On October 3, 2025, Houston Electric filed a letter of notification providing that all parties were engaged in constructive settlement talks and requested an abatement until October 17, 2025. On October 13, 2025, Houston Electric filed errata and supplemental testimony to modify its application to instead request preapproval of just one lease for all 36 small TEEEF units. On October 17, 2025, Houston Electric filed a letter indicating that the parties continue to engage in productive settlement negotiations and plan to file settlement documents or another status update by October 31, 2025.

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

In connection with the securitization of the system restoration costs incurred in connection with the May 2024 Storm Events, on June 20, 2025, Houston Electric and Restoration Bond Company II filed a registration statement, as amended on August 13, 2025 and as further amended on August 27, 2025, on Form SF-1 under the Securities Act with the SEC registering the public offering and sale of up to approximately $401.5 million aggregate principal amount of the May 2024 Storm Events System Restoration Bonds. The registration statement became effective on September 8, 2025. See Note 9 for additional detail on the issuance of the May 2024 Storm Events System Restoration Bonds.

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

On May 2, 2025, Houston Electric filed an Application for Determination of System Restoration Costs with the PUCT to determine the reasonableness and necessity of approximately $1.3 billion of costs (including estimated case processing expenses and carrying costs) incurred or expected to be incurred to restore service following Hurricane Beryl and certain other significant storms. Intervenor direct testimony was filed on June 30, 2025 and PUCT staff direct testimony was filed on July 3, 2025. Intervenor and PUCT staff disallowance positions totaled about $298.8 million and $4.7 million, respectively. Houston Electric’s rebuttal testimony was filed on July 18, 2025. On August 14, 2025, Houston Electric filed a settlement agreement with the PUCT, under which Houston Electric would be entitled to recover a total of $1.1 billion in distribution-related costs, along with carrying costs from the date those costs were incurred until the system restoration bonds are issued. The settlement agreement also provided for the recovery of $13 million in transmission-related costs that will be eligible for recovery through existing mechanisms established to recover transmission costs. As part of the settlement agreement, Houston Electric agreed to defer $78 million of its distribution-related costs to a regulatory asset and may request recovery and, if eligible, securitization of the deferral in a future rate case. Houston Electric further agreed as part of the settlement agreement to an overall $22 million reduction in distribution-related costs, which is comprised of shareholder equity carrying costs, and a $440,000 reduction in transmission-related costs, which is also comprised of shareholder equity carrying costs. On October 2, 2025, the PUCT voted to approve the settlement agreement with a modification to remove municipal legal fees and consulting and non-consulting fees from the securitization amount and defer such costs in a regulatory asset for recovery in a future ratemaking proceeding. On October 22, 2025, Houston Electric filed a letter to affirm the removal of $2.9 million of municipal legal fees and consulting and non-consulting fees from the securitization amount and defer these costs until a future rate making proceeding. This docket is included on a PUCT open meeting agenda on October 23, 2025.

On June 20, 2025, Houston Electric filed a request for a Financing Order for the distribution costs included in the May 2, 2025 Application for Determination of System Restoration Costs. On August 19, 2025, Houston Electric filed a settlement agreement with the PUCT, under which Houston Electric would be entitled to securitize the approved distribution-related costs. The settlement agreement also reduced the requested upfront qualified costs for printing materials by $25,000 and legal expenses by $125,000. The Financing Order is included on a PUCT open meeting agenda on October 23, 2025. Neither the amount nor timing of the recovery of the system restoration costs is certain.

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

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period. As of September 30, 2025 and December 31, 2024, the Registrants did not have any assets or liabilities classified as Level 3.

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value.

CenterPoint Energy

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Equity securities	$579	$—	$—	$579	$561	$—	$—	$561
Investments, including money market funds (1)	22	—	—	22	22	—	—	22
Total assets	$601	$—	$—	$601	$583	$—	$—	$583
Liabilities
Indexed debt securities derivative	$—	$635	$—	$635	$—	$619	$—	$619
Total liabilities	$—	$635	$—	$635	$—	$619	$—	$619

Houston Electric

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$5	$—	$—	$5	$5	$—	$—	$5
Total assets	$5	$—	$—	$5	$5	$—	$—	$5

CERC

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$16	$—	$—	$16	$15	$—	$—	$15
Total assets	$16	$—	$—	$16	$15	$—	$—	$15

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

	September 30, 2025			December 31, 2024
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric	CERC
Long-term debt, including current maturities	(in millions)
Carrying amount	$22,303	$10,311	$4,707	$20,961	$8,822	$5,184
Fair value	21,667	9,516	4,704	19,597	7,746	5,032
(1)Includes Securitization Bonds, as applicable, and Short-term borrowings.

(8) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (loss) on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
AT&T Common	$(8)	$29	$55	$53
Charter Common	(116)	22	(59)	(56)
WBD Common	20	3	22	(7)
Total gains (losses) on equity securities, net	$(104)	$54	$18	$(10)

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

	Shares Held		Carrying Value
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
			(in millions)
AT&T Common	10,212,945	10,212,945	$288	$233
Charter Common	872,503	872,503	240	299
WBD Common	2,470,685	2,470,685	48	26
Other			3	3
Total			$579	$561

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion, of which $828 million remained outstanding as of September 30, 2025. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following:

	September 30, 2025	December 31, 2024
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of September 30, 2025, the ZENS, having an original principal amount of $828 million and a contingent principal amount of $2 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

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

On July 1, 2025, SIGECO closed on the offering of $205 million aggregate principal amount of the Series 2025B Bonds. The proceeds of the Series 2025B Bonds were used for general corporate purposes, including repaying short-term debt, refunding long-term debt at maturity or otherwise, and funding capital expenditures. The closing of the Series 2025C Bonds occurred on October 1, 2025. See Note 16 for further information.

In August 2025, Houston Electric issued $600 million aggregate principal amount of 4.95% General Mortgage Bonds, Series AQ, due 2035. Total proceeds, net of transaction expenses and fees, were approximately $592 million, which were used for general limited liability company purposes, including capital expenditures and working capital purposes.

In September 2025, Restoration Bond Company II issued approximately $401.5 million aggregate principal amount of its Series 2025-A Senior Secured System Restoration Bonds in two tranches with interest rates of 4.255% and 4.826% and final maturity dates of December 2035 and June 2040, respectively. Restoration Bond Company II used the net proceeds from the issuance to purchase the system restoration property from Houston Electric. No gain or loss was recognized. The Series 2025-A Senior Secured System Restoration Bonds are secured by the system restoration property, which includes the right to recover, through non-bypassable system restoration charges payable by Houston Electric’s retail electric customers, the qualified costs of Houston Electric authorized by the PUCT Financing Order. Restoration Bond Company II, not Houston Electric, is the owner of the system restoration property, and the assets of Restoration Bond Company II are not available to pay the creditors of Houston Electric or its affiliates, other than Restoration Bond Company II. Houston Electric has no payment obligations with respect to the Series 2025-A Senior Secured System Restoration Bonds except to remit collections of system restoration charges as set forth in a servicing agreement between Houston Electric and Restoration Bond Company II. The non-bypassable system restoration charges are subject to a true-up mechanism.

Convertible Senior Notes. On July 31, 2025, CenterPoint Energy issued $1 billion aggregate principal amount of 3.00% Convertible Senior Notes due 2028. Total proceeds, net of transaction expenses and fees, were approximately $987 million, which was used for general corporate purposes, including repayment of a portion of CenterPoint Energy’s outstanding commercial paper and other debt.

Interest on the 2028 Convertible Notes is payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The 2028 Convertible Notes will mature on August 1, 2028, unless earlier converted or repurchased by CenterPoint Energy in accordance with their terms.

Prior to the close of business on the business day immediately preceding May 1, 2028, the 2028 Convertible Notes are convertible only under certain conditions. On or after May 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2028 Convertible Notes may convert all or any portion of their 2028 Convertible Notes at any time at the conversion rate then in effect, irrespective of the conditions. CenterPoint Energy may not redeem the 2028 Convertible Notes prior to the maturity date.

Upon conversion of the 2028 Convertible Notes, CenterPoint Energy will pay cash up to the aggregate principal amount of the 2028 Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at CenterPoint Energy’s election, in respect of the remainder, if any, of CenterPoint Energy’s conversion obligation in excess of the aggregate principal amount of the 2028 Convertible Notes being converted. The conversion rate for the 2028 Convertible Notes is initially 21.4477 shares of Common Stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of approximately $46.63 per share of Common Stock). The initial conversion price of the 2028 Convertible Notes represents a premium of approximately 25.0% over the last reported sale price of the Common Stock on the NYSE on July 28, 2025. Initially, a maximum of 26,809,600 shares of Common Stock may be issued upon conversion of the 2028 Convertible Notes based on the initial maximum conversion rate of 26.8096 shares of Common Stock per $1,000 principal amount of 2028 Convertible Notes. The conversion rate will be subject to adjustment in some events (as described in the 2028 Convertible Notes Indenture) but will not be adjusted for any accrued and unpaid interest.

In addition, following certain corporate events that occur prior to the maturity date of the 2028 Convertible Notes, CenterPoint Energy will, in certain circumstances, increase the conversion rate for a holder of 2028 Convertible Notes who elects to convert its 2028 Convertible Notes in connection with such a corporate event. If CenterPoint Energy undergoes a fundamental change (as defined in the 2028 Convertible Notes Indenture) (other than an exempted fundamental change, as described in the 2028 Convertible Notes Indenture), holders of the 2028 Convertible Notes may require CenterPoint Energy to repurchase for cash all or any portion of their 2028 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2028 Convertible Notes are senior unsecured obligations of CenterPoint Energy and rank senior in right of payment to any of CenterPoint Energy’s indebtedness that is expressly subordinated in right of payment to the 2028 Convertible Notes; equal in right of payment to any of CenterPoint Energy’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of CenterPoint Energy’s secured indebtedness it may incur in the future to the extent of the value of the assets securing such future secured indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with generally accepted accounting principles) of CenterPoint Energy’s subsidiaries.

Debt Repurchases. In March 2025, CERC, through its wholly-owned subsidiary Indiana Gas, repurchased $10 million aggregate principal amount of Indiana Gas’s 6.36% Medium Term Notes, Series F, due 2028 at a redemption price equal to 104.8% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

In April 2025, CenterPoint Energy commenced cash tender offers for up to (i) $600 million aggregate purchase price of certain of CenterPoint Energy’s outstanding senior notes, ranging from 2.65% to 5.40% due 2026 to 2031, and (ii) $400 million aggregate purchase price of certain of CERC’s senior notes, ranging from 4.10% to 5.40% due 2028 to 2047. In May 2025, CenterPoint Energy accepted for purchase and paid approximately $1 billion aggregate purchase price of CenterPoint Energy’s and CERC’s notes pursuant to the tender offers. Upon completion of the tender offers, CenterPoint Energy cancelled approximately $634 million aggregate principal amount of its senior notes and CERC Corp. cancelled approximately $415 million aggregate principal amount of its senior notes pursuant to the terms of the respective indentures governing such notes. CenterPoint Energy and CERC recognized a gain on early extinguishment of debt of approximately $36 million and $9 million, respectively, for the nine months ended September 30, 2025, which is included in Interest expense and other finance charges on their Statements of Consolidated Income.

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

Credit Facilities. On January 29, 2025, CenterPoint Energy, Houston Electric, CERC and SIGECO each entered into extension agreements to, among other things, extend the maturity date of the lenders’ commitments under each of their respective credit agreements by one year, from December 6, 2027 to December 6, 2028. The Registrants had the following revolving credit facilities as of September 30, 2025:

Registrant	Execution Date	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2025 (2)	Termination Date
		(in millions)
CenterPoint Energy	December 6, 2022	$2,400	1.500%	65.0%	(3)	59.8%	December 6, 2028
CenterPoint Energy (4)	December 6, 2022	250	1.125%	65.0%		44.9%	December 6, 2028
Houston Electric	December 6, 2022	300	1.250%	67.5%	(3)	55.1%	December 6, 2028
CERC	December 6, 2022	1,050	1.125%	65.0%		39.8%	December 6, 2028
Total		$4,000
(1)Based on credit ratings as of September 30, 2025.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of September 30, 2025.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	September 30, 2025				December 31, 2024
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$—	$25	4.19%	$—	$—	$382	4.59%
CenterPoint Energy (2)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC (1)	—	—	550	4.19%	—	—	599	4.62%
Total	$—	$—	$575		$—	$—	$981

(1)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities of up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility. As of September 30, 2025, CERC had outstanding balances of $280 million in commercial paper included in Current portion of long-

term debt on its Consolidated Balance Sheet, as management expects to utilize current assets to repay these obligations.
(2)This credit facility was issued by SIGECO.

Liens. As of September 30, 2025, Houston Electric’s assets were subject to liens securing approximately $9.6 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of September 30, 2025, approximately $4.3 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of September 30, 2025, SIGECO had approximately $1.3 billion aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of September 30, 2025, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $944 million of additional first mortgage bonds could be issued on this basis.

(10) Income Taxes

The Registrants reported the following effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
CenterPoint Energy (1)	(2)%	21%	14%	18%
Houston Electric (2)	18%	19%	19%	19%
CERC (3)	(222)%	21%	11%	20%

(1)CenterPoint Energy’s lower effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by a $74 million net benefit from state apportionment changes, resulting in a remeasurement of state deferred taxes. This benefit is partially offset by the impact of non-deductible goodwill associated with the sale of the Louisiana and Mississippi natural gas LDC businesses. CenterPoint Energy’s lower effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by a $74 million net benefit from state apportionment changes, resulting in a remeasurement of state deferred taxes. This benefit is partially offset by the impact of non-deductible goodwill associated with the sale of the Louisiana and Mississippi natural gas LDC businesses and the absence of impacts associated with the state deferred tax remeasurement and valuation allowance related to the Louisiana and Mississippi natural gas LDC businesses recorded in 2024 upon classification as held for sale. For additional detail, see Note 3.
(2)Houston Electric’s lower effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by a decrease in state income taxes.
(3)CERC’s lower effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by a $73 million net benefit from state apportionment changes, resulting in a remeasurement of state deferred taxes. This benefit is partially offset by the impact of non-deductible goodwill associated with the sale of the Louisiana and Mississippi natural gas LDC businesses. CERC’s lower effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by a $73 million net benefit from state apportionment changes, resulting in a remeasurement of state deferred taxes. This benefit is partially offset by the impact of non-deductible goodwill associated with the sale of the Louisiana and Mississippi natural gas LDC businesses and the absence of impacts associated with the state deferred tax remeasurement and valuation allowance related to the Louisiana and Mississippi natural gas LDC businesses recorded in 2024 upon classification as held for sale. For additional detail, see Note 3.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $30 million as of September 30, 2025. The Registrants believe that it is reasonably possible that the Registrants will recognize a $11 million tax benefit, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2022 have been audited and settled with the IRS for CenterPoint Energy. For tax years 2023, 2024 and 2025, the Registrants are participants in the IRS’s Compliance Assurance Process.

(11) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. Contracts with minimum payment obligations have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 because these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas and coal supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of September 30, 2025, CenterPoint Energy and CERC had the following undiscounted minimum purchase obligations:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remainder of 2025	$207	$24	$43	$206
2026	675	98	107	670
2027	592	130	26	588
2028	547	71	10	543
2029	527	68	3	523
Thereafter	1,832	943	145	1,804
Total	$4,380	$1,334	$334	$4,334

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

(b) AMAs (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s Natural Gas businesses continue to utilize AMAs associated with their utility distribution service in Indiana, Minnesota and Texas. The AMAs have varying terms, the longest of which expires in 2029. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s Natural Gas businesses either sell natural gas to the asset manager and agree to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchase their full natural gas requirements at each delivery point from the asset manager. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s Natural Gas businesses and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s Natural Gas businesses agree to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s Natural Gas businesses and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s Natural Gas businesses. CenterPoint Energy’s and CERC’s Natural Gas businesses may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s Natural Gas businesses have an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. Amounts outstanding under these AMAs as of September 30, 2025 and December 31, 2024 were not material.

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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly-owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimated the maximum exposure under these guarantees to be approximately $444 million as of September 30, 2025 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred to be remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 related to its obligation under the outstanding guarantees.

(d) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to Hurricane Beryl. Various federal, state and local governmental and regulatory agencies and other entities, such as the Texas Governor’s office, the Texas legislature and the PUCT, called for, conducted or are conducting inquiries and investigations into Hurricane Beryl, the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues, and the procurement of TEEEF. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations. There are significant uncertainties around these inquiries and investigations and potential results and consequences, including with respect to our recovery of costs incurred as a result of Hurricane Beryl and whether any financial penalties will be assessed or changes to Houston Electric’s system, service territories, operations and/or regulatory treatment will result therefrom. Further, on January 22, 2025, a putative shareholder of CenterPoint Energy, Donel Davidson, filed a derivative petition in Harris County District Court, Texas, alleging breach of fiduciary duty and unjust enrichment on behalf of CenterPoint Energy against certain of its current and former directors and officers citing, in part, the topics of these inquiries and investigations. The action seeks to recover damages and other relief from the defendants on behalf of CenterPoint Energy. The action was removed to the Texas Business Courts, and on June 18, 2025, the parties filed an agreed upon stipulation to stay the case, which was approved by the court on June 24, 2025. Additionally, on February 12, 2025, a second putative shareholder of CenterPoint Energy made a demand on the Board to investigate the same basic allegations raised in the derivative petition filed by Donel Davidson.

CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, wrongful death, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. Following Hurricane Beryl, several putative class actions were filed against CenterPoint Energy and/or Houston Electric in the District Courts of Harris County, Texas, on behalf of individuals or entities who claim losses due to power outages lasting at least 48 hours as a result of Hurricane Beryl, such actions consisting of the following proposed classes: (1) all restaurants in Harris County, Galveston County, and Montgomery County; (2) all residential customers; and (3) all health, wellness, medical and beauty facilities in Harris County. These putative classes asserted claims and theories of negligence, gross negligence, nuisance, fraud, and/or violation of Houston Electric’s tariff for retail delivery service, and each seeks damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. On July 30, 2025, the plaintiffs in the putative class action on behalf of all residential customers nonsuited without prejudice all claims and causes of action. In addition, the plaintiffs in the other two putative class actions have amended their petitions to remove all class action allegations and to assert only claims of gross negligence and intentional misconduct. One of those lawsuits is brought by approximately 220 individually named plaintiffs, and the other lawsuit includes approximately 45 individually named plaintiffs. Several individual actions have also been filed in Harris County District Courts asserting claims of negligence, negligence per se, negligent undertaking and/or gross negligence against CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric. Certain plaintiffs in these actions allege personal injury or property damage and seek damages in excess of $1 million. These cases have been or will be transferred to the designated MDL pretrial court. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to vigorously defend themselves against the lawsuits. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, certain insurers have disputed, and more insurers may dispute, coverage for some types of claims or damages that have been or may in the future be alleged by plaintiffs. For example, CenterPoint Energy has received from two insurers denials of indemnity coverage in the cases arising out of power outages based on the failure to supply exclusion, and those insurers have also reserved their rights with respect to coverage in those actions. CenterPoint Energy and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the number of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. For more information regarding Hurricane Beryl, see Note 6.

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

CenterPoint Energy, Utility Holding, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of September 30, 2025, there were approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 155 of those lawsuits. One of the lawsuits in the MDL was a putative class action on behalf of everyone who received electric power via the ERCOT grid and sustained a power outage between February 10, 2021 and February 28, 2021. Additionally, Utility Holding is currently named as a defendant in one lawsuit in which CenterPoint Energy and Houston Electric are also named as defendants.

The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Per the case management order, the judge entertained dispositive motions in five representative or “bellwether” cases and, in late January 2023, issued rulings on them. The judge ruled that ERCOT has sovereign immunity as a governmental entity and dismissed the suits against it. In a subsequent opinion in an unrelated matter, the Texas Supreme Court held that ERCOT is entitled to sovereign immunity. This ruling will apply to claims against ERCOT in the MDL. The MDL judge also dismissed all claims against the natural gas defendants (which list of natural gas defendants incorrectly included Utility Holding) and the REP defendants and some causes of action against the other defendants. CenterPoint Energy expects that the claims against Utility Holding will ultimately be dismissed in light of the judge’s initial rulings. As to the TDU and generator defendants, the judge dismissed some causes of action but denied the motions to dismiss claims for negligence, gross negligence, and nuisance, which denial the TDU defendants and generator defendants asked the courts of appeals to overturn. On April 2, 2024, a three-judge panel of the Court of Appeals for the Fourteenth District of Texas issued an opinion in the TDU mandamus proceeding, granting in part and denying in part the TDUs’ mandamus request. In its opinion, the panel granted the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ claims for (1) negligence, (2) negligent nuisance and (3) strict liability nuisance and ordered those claims be dismissed. The panel denied the TDUs’ mandamus request relating to the TDUs’ motion to dismiss the plaintiffs’ gross negligence and intentional nuisance claims. On May 22, 2024, the TDUs filed a mandamus petition with the Supreme Court of Texas, seeking dismissal of the remaining claims. On June 27, 2025, the Supreme Court of Texas issued its decision and held that plaintiffs’ pleadings are insufficient as to both their intentional nuisance and gross negligence claims. The court dismissed plaintiffs’ intentional nuisance claims with prejudice, but concluded that plaintiffs should be given the opportunity to replead their gross negligence claims only.

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

The plaintiffs filed their brief on the merits on September 26, 2025, and the generator defendants’ response is currently due on November 17, 2025.

The MDL judge allowed defendants (including Houston Electric) to file several additional motions on preliminary legal issues. These motions included the TDUs’ motion to dismiss under Chapter 150 of the Texas Civil Practice and Remedies Code, which was filed in one of the bellwether cases and argued that all of plaintiffs’ claims should be dismissed because the plaintiffs did not include a sufficient certificate by a qualified engineer with their petition as required by Texas law, as well as a motion to deny class certification in the putative class action. On November 13, 2024, the MDL Court granted the TDUs’ motion to dismiss under Chapter 150, and on December 3, 2024, the plaintiffs filed a notice of appeal of that ruling. Briefing in this appellate proceeding is complete. On January 8, 2025, the MDL Court denied class certification in the putative class action. Following issuance of the order denying class certification, a new lawsuit was filed on behalf of approximately 140 plaintiffs in Harris County District Court against hundreds of defendants, including CenterPoint Energy and Houston Electric, and that case was transferred to the MDL on January 23, 2025. In addition, plaintiffs filed a notice of appeal of the denial of class certification on January 27, 2025, but dismissed that appeal on April 28, 2025. On August 13, 2025, the MDL judge signed orders dismissing all of the plaintiffs’ claims against the TDUs except gross negligence. On September 11, 2025, the MDL judge issued an order with a schedule for the plaintiffs to re-plead their gross negligence claims and for the TDUs to file certain dispositive motions in response. All litigation otherwise remains stayed in the MDL. CenterPoint Energy, Utility Holding, and Houston Electric intend to vigorously defend themselves against the claims raised.

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

To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the number of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. As CenterPoint Energy previously noted, given the nature of certain of the plaintiffs’ allegations, insurance coverage may not be available other than for third party bodily injury and property damage claims caused by an accident, and one of CenterPoint Energy’s insurers has reserved its rights with respect to coverage for plaintiffs’ intentional nuisance claims as well as plaintiffs’ claims in the gas market cases. CenterPoint Energy and its subsidiaries intend to continue to pursue all available insurance coverage for all of these matters.

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 only by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in Louisiana from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the district courts’ consideration of various motions to remand and multiple appeals of remand orders. Several cases involving other parishes were remanded to Louisiana state court. To date, two of the 42 suits have substantially progressed in state court. The first case, Cameron Parish v. Auster Oil & Gas, Inc., et al., settled shortly before trial on confidential terms. The second case, Plaquemines Parish v. Rozel Operating Co., et al., was tried against one defendant, Chevron Corporation, and on April 4, 2025, the jury returned a verdict of $744.6 million. Before final judgment was entered, the Rozel case was stayed until the United States Supreme Court rules on the merits of a jurisdictional issue in a related case that does not include Primary Fuels, Inc. As of September 30, 2025, the federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants. The timing of further progress in the Jefferson Parish case is uncertain and dependent in part on the court’s ruling on the motion to remand and further developments in other related Chevron Corporation cases.

Because of the procedurally preliminary nature of the proceedings in the case in which Primary Fuels, Inc. is a defendant, lack of information about both the scope of and damages for Jefferson Parish’s claim against Primary Fuels, Inc., the number of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of this matter or to estimate a range of potential losses. CenterPoint Energy intends to continue to vigorously defend itself against the claims raised and pursue any and all available insurance coverage.

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

	September 30, 2025
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

As of September 30, 2025, CenterPoint Energy had recorded an approximate $137 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure;

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

In 2015, the EPA finalized revisions to the existing steam electric wastewater discharge standards which set more stringent wastewater discharge limits and effectively prohibited further wet disposal of coal ash in ash ponds. In February 2019, the IURC approved Indiana Electric’s Effluent Limitation Guidelines Compliance Plan for its F.B. Culley Generating Station, which was completed in compliance with the requirements of the Effluent Limitation Guidelines. On April 25, 2024, the EPA released its final Supplemental Effluent Limitation Guidelines and Standards for the Steam Electric Generating Point Source Category. On September 29, 2025, the EPA released a proposed rule to extend various deadlines and other provisions of the 2024 Supplemental Effluent Limitation Guidelines. The Registrants currently anticipate that they will be in compliance with the Supplemental Effluent Limitation Guidelines at the Culley facility due to previous wastewater treatment upgrades.

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

Until settlement of the equity forwards executed in April 2025 and May 2025 further described in Note 15, dilutive earnings per common share reflects the dilutive impact of potential issuances of shares of Common Stock associated with the outstanding equity forwards. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of Common Stock is higher than the forward sales price at the end of the reporting period.

Diluted earnings per common share will also reflect the dilutive effect of potential conversions of our convertible notes into shares of Common Stock. Convertible debt in which the principal amount must be settled in cash is excluded from the calculation of diluted earnings per common share. There would be no interest expense adjustment to the numerator for the cash-settled portion of the convertible notes because that portion will always be settled in cash. The conversion spread value in shares will be included in diluted earnings per common share using the if-converted method if the average market price of Common Stock is higher than the conversion price. The denominator of diluted earnings per common share is determined by dividing the conversion spread value of the share-settled portion of the convertible notes as of the reporting date by the average share price over the reporting period. For further details about the 2028 Convertible Notes, see Note 9.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share and share amounts)
Numerator:
Net income	$293	$193	$788	$771
Denominator:
Weighted average common shares outstanding – basic	652,862,000	647,797,000	652,605,000	640,287,000
Plus:
Restricted stock	2,161,000	417,000	1,460,000	1,074,000
Equity forwards	981,000	—	591,000	—
Convertible notes (1)	24,000	—	24,000	—
Weighted average common shares outstanding – diluted	656,028,000	648,214,000	654,680,000	641,361,000

Earnings Per Common Share:
Basic	$0.45	$0.30	$1.21	$1.20
Diluted	$0.45	$0.30	$1.20	$1.20
(1)Related to the 2026 Convertible Notes.

(13) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

As of September 30, 2025, reportable segments by Registrant and information about each Registrant’s CODM were as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consists of electric transmission and distribution services in the Texas Gulf Coast area in the ERCOT region and electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations in the MISO region.

•CenterPoint Energy’s Natural Gas reportable segment consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, and industrial customers in Indiana, Minnesota, Ohio and

Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The proposed transaction is expected to close in the fourth quarter of 2026. For further information, see Note 16 to the Interim Condensed Financial Statements.

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

CERC

•CERC’s single reportable segment following the Restructuring and the closing of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025 consists of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, and industrial customers in Indiana, Minnesota, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The proposed transaction is expected to close in the fourth quarter of 2026. For further information, see Note 16 to the Interim Condensed Financial Statements.

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

Financial data for reportable segments is as follows:

CenterPoint Energy

	Three Months Ended September 30, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,365	$622	$1	$1,988	$—	$1,988
Utility natural gas, fuel and purchased power	72	147	—	219	—	219
Non-utility cost of revenues, including natural gas	—	1	—	1	—	1
Operation and maintenance expenses	520	219	2	741	—	741
Depreciation and amortization	247	139	6	392	—	392
Taxes other than income taxes	82	53	(2)	133	—	133
Interest expense and other finance charges	116	52	81	249	(6)	243
Income tax expense (benefit)	56	(54)	(9)	(7)	—	(7)
Interest income (1)	(1)	—	(5)	(6)	6	—
Other expense (income), net (2)	(20)	(6)	(1)	(27)	—	(27)
Net income (loss)	$293	$71	$(71)	$293	$—	$293

	Three Months Ended September 30, 2024
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,243	$611	$2	$1,856	$—	$1,856
Utility natural gas, fuel and purchased power	58	139	—	197	—	197
Non-utility cost of revenues, including natural gas	—	2	(1)	1	—	1
Operation and maintenance expenses	560	214	1	775	—	775
Depreciation and amortization	201	129	4	334	—	334
Taxes other than income taxes	73	51	1	125	—	125
Interest expense and other finance charges	88	40	74	202	(7)	195
Income tax expense (benefit)	53	9	(10)	52	—	52
Interest income (1)	(4)	(1)	(2)	(7)	7	—
Other expense (income), net (2)	(12)	(2)	(2)	(16)	—	(16)
Net income (loss)	$226	$30	$(63)	$193	$—	$193

	Nine Months Ended September 30, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$3,622	$3,224	$6	$6,852	$—	$6,852
Intersegment revenues	—	2	—	2	(2)	—
Utility natural gas, fuel and purchased power	211	1,316	—	1,527	(2)	1,525
Non-utility cost of revenues, including natural gas	—	4	—	4	—	4
Operation and maintenance expenses	1,527	679	(3)	2,203	—	2,203
Depreciation and amortization	687	423	15	1,125	—	1,125
Taxes other than income taxes	240	183	4	427	—	427
Interest expense and other finance charges	323	154	226	703	(27)	676
Income tax expense (benefit)	122	62	(55)	129	—	129
Interest income (1)	(12)	(10)	(5)	(27)	27	—
Other expense (income), net (2)	(48)	30	(7)	(25)	—	(25)
Net income (loss)	$572	$385	$(169)	$788	$—	$788

	Nine Months Ended September 30, 2024
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$3,499	$2,876	$6	$6,381	$—	$6,381
Utility natural gas, fuel and purchased power	151	1,066	—	1,217	—	1,217
Non-utility cost of revenues, including natural gas	—	3	(1)	2	—	2
Operation and maintenance expenses	1,532	637	(7)	2,162	—	2,162
Depreciation and amortization	664	403	16	1,083	—	1,083
Taxes other than income taxes	228	177	5	410	—	410
Interest expense and other finance charges	276	152	212	640	(24)	616
Income tax expense (benefit)	131	88	(56)	163	—	163
Interest income (1)	(15)	(2)	(7)	(24)	24	—
Other expense (income), net (2)	(30)	(8)	(5)	(43)	—	(43)
Net income (loss)	$562	$360	$(151)	$771	$—	$771
(1) Interest income from Securitization Bonds of less than $1 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and less than $1 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively, is included in Other expense (income), net on CenterPoint Energy’s Statements of Consolidated Income.
(2) Amount primarily includes AFUDC equity, non-service cost for pension and postretirement benefits, Gain (loss) on equity securities, Gain (loss) on indexed debt securities and Loss on sale.

	Expenditures for Long-lived Assets
	Nine Months Ended September 30,
	2025	2024
	(in millions)
Electric	$2,534	$1,643
Natural Gas	1,164	1,115
Corporate and Other	32	8
Consolidated	$3,730	$2,766

	Total Assets
	September 30, 2025	December 31, 2024
	(in millions)
Electric	$26,338	$23,936
Natural Gas	17,553	18,583
Corporate and Other (1)	1,158	1,249
Consolidated	$45,049	$43,768

(1)Total assets included pension and other postemployment-related regulatory assets of $365 million and $384 million as of September 30, 2025 and December 31, 2024, respectively.

Houston Electric

Houston Electric consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see Houston Electric’s Statements of Consolidated Income. For financial data related to segment total assets, see Houston Electric’s Consolidated Balance Sheets. Expenditures for long-lived assets were $1.9 billion and $1.4 billion for the nine months ended September 30, 2025 and 2024, respectively. Financial data related to interest income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest income (1)	$1	$3	$10	$14
(1)Reflected in Other income, net on Houston Electric’s Statements of Consolidated Income.

CERC

CERC consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see CERC’s Statements of Consolidated Income. For financial data related to segment total assets, see CERC’s Consolidated Balance Sheets. Expenditures for long-lived assets were $1.1 billion and $1.1 billion for the nine months ended September 30, 2025 and 2024, respectively. Financial data related to interest income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Interest income (1)	$—	$1	$10	$2
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

The table below summarizes CenterPoint Energy money pool activity:

	September 30, 2025		December 31, 2024
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (1)	$509	$—	$368	$—
Weighted average interest rate	4.25%	—%	4.65%	—%

(1)Included in Accounts and notes receivable–affiliated companies in Houston Electric’s respective Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

Houston Electric and CERC affiliate-related transactions were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$(1)	$—	$1	$1	$(1)	$10	$9	$2

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

The table below presents amounts charged for these services, which are included primarily in Operation and maintenance expenses on Houston Electric’s and CERC’s respective Condensed Statements of Consolidated Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$52	$58	$45	$50	$142	$164	$124	$156
Affiliate service charges (billings), net	(2)	2	(1)	1	(3)	3	(4)	4

(15) Equity

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy’s dividends declared and dividends paid are presented below:

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Common Stock	$0.440	$0.410	$0.660	$0.610	$0.220	$0.200	$0.660	$0.600

Common Stock (CenterPoint Energy)

(a) Equity Distribution Agreement

On January 10, 2024, CenterPoint Energy entered into an Equity Distribution Agreement with certain financial institutions with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $500 million. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. The offer and sale of Common Stock under the Equity Distribution Agreement will terminate upon the earliest of (1) the sale of all Common Stock subject to the Equity Distribution Agreement, (2) termination of the Equity Distribution Agreement, or (3) May 17, 2026.

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

The forward sale agreements require CenterPoint Energy to, at its election on or prior to May 14, 2026, either (1) physically settle the transactions by issuing the total of 4,480,628 shares of Common Stock to the counterparties in exchange for cash of approximately $164 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could have been settled on September 30, 2025 by CenterPoint Energy’s delivery of approximately $9.5 million of cash or 245,645 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively. As of September 30, 2025, CenterPoint Energy had approximately $85 million of remaining capacity available under the at-the-market program.

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

The forward sale agreements require CenterPoint Energy to, at its election on or prior to February 25, 2027, either (1) physically settle the transactions by issuing the total of 24,864,865 shares of Common Stock to the counterparties in exchange for cash of $907 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could also have been settled on September 30, 2025 by CenterPoint Energy’s delivery of approximately $58 million of cash or 1,487,454 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively.

Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy and CERC)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2025		2024
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(17)	$17	$(30)	$15
Other comprehensive income (loss) before reclassifications:
Amounts reclassified from accumulated other comprehensive income (loss):
Actuarial losses (1)	(2)	(2)	1	—
Reclassification of deferred gain from cash flow hedges realized in net income	—	—	(1)	—
Other comprehensive income	(2)	(2)	—	—
Ending Balance	$(19)	$15	$(30)	$15

	Nine Months Ended September 30,
	2025		2024
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(17)	$17	$(35)	$16
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	—	—	(2)	—
Net deferred gain from cash flow hedges	—	—	4	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	1	2	—
Actuarial losses (gain) (1)	(2)	(3)	2	(1)
Reclassification of deferred gain from cash flow hedges realized in net income	(1)	—	(1)	—
Other comprehensive income (loss)	(2)	(2)	5	(1)
Ending Balance	$(19)	$15	$(30)	$15
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(16) Subsequent Events

Debt Issuance (CenterPoint Energy)

On October 1, 2025, SIGECO closed on the remaining of the offering of $145 million aggregate principal amount of the Series 2025C Bonds. The proceeds of the 2025C Bonds were used for general corporate purposes, including repaying short-term debt, refunding long-term debt at maturity or otherwise, and funding capital expenditures.

Tender Offers (CenterPoint Energy and Houston Electric)

In September 2025, CenterPoint Energy commenced cash tender offers for up to (i) $300 million aggregate purchase price of certain of CenterPoint Energy’s outstanding senior notes, ranging from 2.65% to 3.70% due 2030 to 2049, and (ii) $200 million aggregate purchase price of certain of Houston Electric’s general mortgage bonds, ranging from 4.25% to 4.50% due 2044 to 2049. In October 2025, CenterPoint Energy accepted for purchase and paid approximately $504 million in connection with the settlement of the tender offers. Upon completion of the tender offers, CenterPoint Energy cancelled approximately $329 million aggregate principal amount of its senior notes and Houston Electric cancelled approximately $234 million aggregate principal amount of its general mortgage bonds pursuant to the terms of the respective indentures governing such securities, which are reflected in Current portion of other long-term debt on the CenterPoint Energy and Houston Electric Consolidated Balance Sheets. CenterPoint Energy expects to recognize a gain on early extinguishment of debt of approximately $25 million, which will be recognized in Interest income and other finance charges on its Statement of Consolidated Income in the fourth quarter of 2025. Houston Electric expects to recognize a gain on early extinguishment of debt of approximately $24 million, which will be deferred and recognized as a reduction within Regulatory assets on its Consolidated Balance Sheet in the fourth quarter of 2025.

Junior Subordinated Notes (CenterPoint Energy)

In October 2025, CenterPoint Energy issued $700 million aggregate principal amount of 5.950% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series D, due 2056 (the “Series D Notes”). Interest on the Series D Notes accrues from October 2, 2025 and is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026, and maturing on April 1, 2056. The Series D Notes bear interest (i) from and including October 2, 2025 to, but excluding, April 1, 2031 at the rate of 5.950% per annum and (ii) from and including April 1, 2031, during each five-year period following April 1, 2031 (each such five-year period, a “Series D Interest Reset Period”), at a rate per annum equal to the Five-Year Treasury Rate (as defined in the Junior Subordinated Notes Indenture) as of two business days prior to the beginning of the applicable Series D Interest Reset Period plus a spread of 2.223%, with such rate per annum to be reset on each five-year anniversary of April 1, 2031; provided that the interest rate during any Series D Interest Reset Period will not reset below 5.950% per annum (which is the same interest rate as in effect from and including the original issue date to, but excluding, April 1, 2031). So long as no event of default (as defined in the prospectus supplement relating to the offering of the Series D Notes) with respect to the Series D Notes has occurred and is continuing, CenterPoint Energy may, at its option, defer interest payments on the Series D Notes, from time to time, for one or more deferral periods of up to 20 consecutive semiannual interest payment periods, except that no such optional deferral period (as defined in the prospectus supplement relating to the offering of the Series D Notes) may extend beyond the final maturity date of the Series D Notes or end on a day other than the day immediately preceding an interest payment date.

During any optional deferral period, CenterPoint Energy (and its majority-owned subsidiaries, as applicable) will not (subject to certain exceptions as described in the Junior Subordinated Notes Indenture): (i) declare or pay any dividends or distributions on any of CenterPoint Energy’s capital stock; (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of CenterPoint Energy’s capital stock; (iii) pay any principal, interest (to the extent such interest is deferrable) or premium on, or repay, repurchase or redeem any of CenterPoint Energy’s indebtedness that ranks equally with or junior to the Series D Notes in right of payment (including debt securities of other series, such as the other series of the Junior Subordinated Notes outstanding); or (iv) make any payments with respect to any guarantees by CenterPoint Energy of any indebtedness if such guarantees rank equally with or junior to the Series D Notes in right of payment.

The Series D Notes are CenterPoint Energy’s unsecured obligations and rank junior and subordinate in right of payment to the prior payment in full of CenterPoint Energy’s existing and future Senior Indebtedness (as defined in the Junior Subordinated Notes Indenture). Total proceeds for the sale of the Series D Notes, net of issuance costs and transaction expenses and fees, were approximately $691 million, which were used for general corporate purposes, including the repayment of a portion of CenterPoint Energy’s outstanding commercial paper.

Proposed Divestiture of Ohio Natural Gas LDC Business (CenterPoint Energy and CERC)

On October 20, 2025, CERC Corp. entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH to NFGC. The purchase price is $2.62 billion, subject to adjustment as set forth in the Ohio Securities Purchase Agreement. The purchase price is comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the proposed transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the proposed transaction; and (ii) a 364-day seller promissory note, in the original principal amount of $1.2 billion, to be issued by NFGC at the closing of the proposed transaction and payable to CERC Corp. as provided by the terms and conditions of the Seller Note Agreement. The completion of the proposed transaction is subject to customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) completion of a notice filing and review with the PUCO; and (iii) customary conditions regarding the accuracy of the representations and warranties and compliance by the parties with their respective obligations under the Ohio Securities Purchase Agreement. The proposed transaction is not subject to a financing condition, will not close prior to October 1, 2026 without the consent of CERC Corp., and is expected to close in the fourth quarter of 2026, subject to satisfaction of the foregoing conditions. The proposed transaction did not qualify as held for sale as of September 30, 2025.

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

RECENT EVENTS

Ohio Securities Purchase Agreement. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The proposed transaction is expected to close in the fourth quarter of 2026. For further information, see Note 16 the Interim Condensed Financial Statements.

CenterPoint Energy Board Leadership Structure Changes. On October 8, 2025, the Board unanimously appointed Jason P. Wells, Chief Executive Officer and President of CenterPoint Energy, to serve as Chair of the Board, effective immediately. Mr. Wells has served as a director on the Board since January 5, 2024. In addition, the Board approved the creation of a Lead Director of the Board position and the independent directors of the Board unanimously appointed independent director Christopher H. Franklin to serve as the Lead Director of the Board, effective immediately.

10-Year Capital Plan. On September 29, 2025, CenterPoint Energy announced a new 10-year capital plan to invest $65 billion from 2026 through 2035, inclusive of a $2 billion increase in planned capital expenditures through 2030. The new plan is expected to advance economic growth, enhance the experience of the Registrants’ customers and deliver consistent value for stakeholders across the Registrants’ jurisdictions.

CenterPoint Energy Appointment of Chief Operating Officer. On July 21, 2025, CenterPoint Energy announced the appointment of Jesus Soto, Jr. to the position of Executive Vice President and Chief Operating Officer of CenterPoint Energy, effective August 11, 2025.

One Big Beautiful Bill Act (OBBBA) and Executive Order 14315. On July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and numerous changes to the energy tax credits initially introduced and expanded under the IRA. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Additionally, on July 7, 2025, President Trump issued Executive Order 14315, which relates to the implementation of such changes to energy tax credits. The Registrants are evaluating the OBBBA for the effect on their future financial results, and the Registrants will consider the impacts of the OBBBA and Executive Order 14315, as well as related guidance, on any future generation projects, including any BTAs or PPAs, as applicable. As a result of the Registrants having limited generation activities qualifying for tax credits under the IRA, the Registrants do not expect material impacts resulting from the changes to the IRA.

Temporary Generation. In June 2025, Houston Electric entered into definitive documentation, subject to PUCT approval, with relevant parties to release the 15 large 27 MW to 32 MW TEEEF units to the San Antonio area for a period of up to two years, during which time Houston Electric will not receive revenue or profit from ERCOT and will also not charge Houston-area customers for these TEEEF units while they are in San Antonio serving ERCOT. On July 9, 2025, the PUCT referred this docket to the SOAH. Following various preliminary orders, the SOAH set the prehearing conference for November 12, 2025 and set the hearing on the merits for November 13 through November 14, 2025. For additional information, see Note 6 to the Interim Condensed Financial Statements.

Regulatory Proceedings. For further information, see Note 6 to the Interim Condensed Financial Statements. For information related to our pending and completed regulatory proceedings to date in 2025, see “Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. In October 2025, CenterPoint Energy completed cash tender offers for up to (i) $300 million aggregate purchase price of certain of CenterPoint Energy’s outstanding senior notes, ranging from 2.65% to 3.70% due 2030 to 2049, and (ii) $200 million aggregate purchase price of certain of Houston Electric’s general mortgage bonds, ranging from 4.25% to

4.50% due 2044 to 2049. Additionally, in October 2025, CenterPoint Energy issued $700 million aggregate principal amount of 5.950% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series D, due 2056. For information about debt transactions to date in 2025, see Note 9 and Note 16 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, see “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2024 Form 10-K.

Net income (loss) for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions)
Electric	$293	$226	$67	$572	$562	$10
Natural Gas	71	30	41	385	360	25
Total Utility Operations	364	256	108	957	922	35
Corporate and Other (1)	(71)	(63)	(8)	(169)	(151)	(18)
Total CenterPoint Energy	$293	$193	$100	$788	$771	$17

(1)Includes unallocated corporate costs, interest income and interest expense and intercompany eliminations.

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Net income increased $100 million primarily due to the following items:

•an increase in net income of $67 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $41 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in net loss of $8 million for Corporate and Other, primarily due to increased borrowing costs.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Net income increased $17 million primarily due to the following items:

•an increase in net income of $10 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $25 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in net loss of $18 million for Corporate and Other, primarily due to a $34 million after-tax expense associated with increased borrowing costs partially offset by a $21 million after-tax gain on early extinguishment of debt with proceeds from the divestiture of the Louisiana and Mississippi natural gas LDCs. The remaining variance is primarily driven by an increase in income tax expense. See Note 3 and Note 9 for additional detail.

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

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,365	$1,243	$122	$3,622	$3,499	$123
Expenses:
Utility natural gas, fuel and purchased power	72	58	(14)	211	151	(60)
Operation and maintenance	520	560	40	1,527	1,532	5
Depreciation and amortization	247	201	(46)	687	664	(23)
Taxes other than income taxes	82	73	(9)	240	228	(12)
Total expenses	921	892	(29)	2,665	2,575	(90)
Operating Income	444	351	93	957	924	33
Other Income (Expense):
Interest expense and other finance charges	(116)	(88)	(28)	(323)	(276)	(47)
Other income, net	21	16	5	60	45	15
Income Before Income Taxes	349	279	70	694	693	1
Income tax expense	56	53	(3)	122	131	9
Net Income	$293	$226	$67	$572	$562	$10
Throughput (in GWh):
Residential	12,088	11,807	2%	28,318	27,219	4%
Total	35,455	32,633	9%	90,519	84,730	7%
Weather (percentage of normal weather for service area):
Cooling degree days	103%	105%	(2)%	108%	110%	(2)%
Heating degree days	29%	11%	18%	100%	82%	18%
Number of metered customers at end of period:
Residential	2,673,077	2,628,569	2%	2,673,077	2,628,569	2%
Total	3,006,945	2,959,281	2%	3,006,945	2,959,281	2%

The following table provides variance explanations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as well as for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 by major income statement caption for CenterPoint Energy’s Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2025 vs 2024	Nine Months Ended September 30, 2025 vs 2024
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$39	$50
Customer rates and the impact of the change in rate design	48	58
Customer growth	8	21
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	2	46
Energy efficiency, and other pass-through, offset in both operation and maintenance and utility natural gas, fuel and purchased power below as well as in customer rates above	6	9
Miscellaneous revenues, including service connections and off-system sales	1	(15)
Lost revenues as a result of outages associated with Hurricane Beryl in 2024	10	10
Equity return, related to true-up of transition charges for Transition Bond Company IV in 2024	—	(18)
Weather, efficiency improvements and other usage impacts	7	37
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	1	(75)
Total	$122	$123
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$(3)	$(37)
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(11)	(23)
Total	$(14)	$(60)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(21)	$(24)
Incremental storm expenses, including storm hardening expenses incurred in connection with accelerated operational activities after Hurricane Beryl in 2024	70	70
Contract services	21	(1)
Corporate support services	(7)	(18)
Labor and benefits	1	—
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	1	4
Energy efficiency offset in revenues above	(2)	(6)
All other operation and maintenance expense, including materials and supplies and insurance	(23)	(20)
Total	$40	$5
Depreciation and amortization
Ongoing additions to plant-in-service	$(23)	$(58)
Lease expense associated with temporary generation units no longer eligible for regulatory deferral	(22)	(37)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(1)	72
Total	$(46)	$(23)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$(9)	$(12)
Total	$(9)	$(12)
Interest expense and other finance charges
Changes in outstanding debt	$(28)	$(72)
Other, primarily AFUDC and impacts of regulatory deferrals	—	23
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	—	2
Total	$(28)	$(47)
Other income, net
Other income, including AFUDC - Equity	$6	$18
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	(1)	(3)
Total	$5	$15

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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$622	$611	$11	$3,226	$2,876	$350
Expenses:
Utility natural gas and fuel	147	139	(8)	1,316	1,066	(250)
Non-utility cost of revenues, including natural gas	1	2	1	4	3	(1)
Operation and maintenance	219	214	(5)	679	637	(42)
Depreciation and amortization	139	129	(10)	423	403	(20)
Taxes other than income taxes	53	51	(2)	183	177	(6)
Total expenses	559	535	(24)	2,605	2,286	(319)
Operating Income	63	76	(13)	621	590	31
Other Income (Expense):
Loss on sale	—	—	—	(43)	—	(43)
Interest expense and other finance charges	(52)	(40)	(12)	(154)	(152)	(2)
Other income, net	6	3	3	23	10	13
Income Before Income Taxes	17	39	(22)	447	448	(1)
Income tax expense (benefit)	(54)	9	63	62	88	26
Net Income	$71	$30	$41	$385	$360	$25
Throughput (in Bcf):
Residential	14	16	(13)%	157	141	11%
Commercial and Industrial	79	91	(13)%	313	321	(2)%
Total	93	107	(13)%	470	462	2%
Weather (percentage of 10-year average for service area):
Heating degree days	51%	23%	28%	97%	79%	18%
Number of metered customers at end of period:
Residential	3,712,312	4,031,298	(8)%	3,712,312	4,031,298	(8)%
Commercial and Industrial	283,943	300,709	(6)%	283,943	300,709	(6)%
Total (1)	3,996,255	4,332,007	(8)%	3,996,255	4,332,007	(8)%

(1)Decrease in number of metered customers is primarily attributable to customer accounts associated with the divestiture of the Louisiana and Mississippi natural gas LDCs. See Note 3 for additional detail.

The following table provides variance explanations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as well as for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 by major income statement caption for CenterPoint Energy’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2025 vs 2024	Nine Months Ended September 30, 2025 vs 2024
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas and fuel below	$19	$280
Energy efficiency and other pass-through, offset in operation and maintenance below	2	19
Gross receipts tax, offset in taxes other than income taxes below	2	5
Non-volumetric and miscellaneous revenue	1	2
Weather and usage	(6)	11
Customer growth	2	9
Non-utility revenues	4	9
Customer rates and impact of the change in rate design	34	108
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(47)	(93)
Total	$11	$350
Utility natural gas and fuel
Cost of natural gas, offset in revenues above	$(19)	$(280)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	11	30
Total	$(8)	$(250)
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$(2)	$(11)
Contract services	(1)	(6)
Labor and benefits	(7)	(25)
Corporate support services	(10)	(14)
Energy efficiency and other pass-through, offset in revenues above	(2)	(19)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	17	33
Total	$(5)	$(42)
Depreciation and amortization
Ongoing additions to plant-in-service	$(23)	$(45)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	13	25
Total	$(10)	$(20)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$(5)
Incremental capital projects placed in service, and the impact of updated property tax rates	(5)	(10)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	5	9
Total	$(2)	$(6)
Loss on sale
Loss on sale of Louisiana and Mississippi natural gas LDC businesses	$—	$(43)
Total	$—	$(43)
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$(13)	$(6)
Changes in outstanding debt	(4)	(22)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	5	26
Total	$(12)	$(2)
Other income, net
Other income, including AFUDC - Equity	$3	$35
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	(22)
Total	$3	$13

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

The following table provides summary data of Houston Electric’s single reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$1,130	$1,057	$73	$3,022	$2,926	$96
Bond Companies	2	1	1	2	77	(75)
Total revenues	1,132	1,058	74	3,024	3,003	21
Expenses:
Operation and maintenance, excluding Bond Companies	475	533	58	1,405	1,423	18
Depreciation and amortization, excluding Bond Companies	208	170	(38)	583	506	(77)
Taxes other than income taxes	79	71	(8)	232	221	(11)
Bond Companies	2	1	(1)	2	77	75
Total expenses	764	775	11	2,222	2,227	5
Operating Income	368	283	85	802	776	26
Other Income (Expense):
Interest expense and other finance charges	(96)	(74)	(22)	(272)	(229)	(43)
Interest expense on Securitization Bonds	(1)	(1)	—	(1)	(3)	2
Other income, net	11	12	(1)	34	33	1
Income Before Income Taxes	282	220	62	563	577	(14)
Income tax expense	51	41	(10)	107	112	5
Net Income	$231	$179	$52	$456	$465	$(9)
Throughput (in GWh):
Residential	11,629	11,364	2%	27,174	26,108	4%
Total	33,995	31,228	9%	86,908	81,059	7%
Weather (percentage of 10-year average for service area):
Cooling degree days	100%	104%	(4)%	109%	109%	—%
Heating degree days	—%	—%	—%	92%	92%	—%
Number of metered customers at end of period:
Residential	2,538,496	2,495,669	2%	2,538,496	2,495,669	2%
Total	2,852,691	2,806,984	2%	2,852,691	2,806,984	2%

The following table provides variance explanations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as well as for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2025 vs 2024	Nine Months Ended September 30, 2025 vs 2024
	(in millions)
Revenues
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	$39	$50
Customer rates and the impact of the change in rate design	18	10
Customer growth	7	18
Energy efficiency, partially offset in both operation and maintenance and utility natural gas, fuel and purchased power below	2	6
Miscellaneous revenues	2	3
Lost revenues as a result of outages associated with Hurricane Beryl in 2024	10	10
Equity return, related to true-up of transition charges for Transition Bond Company IV in 2024	—	(18)
Weather, efficiency improvements and other usage impacts	(5)	17
Bond Companies, offset in other line items below	1	(75)
Total	$74	$21
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(20)	$(23)
Incremental storm hardening expenses incurred in connection with accelerated operational activities after Hurricane Beryl	70	70
Contract services	22	—
All other operation and maintenance expense, including materials and supplies and insurance	(9)	(8)
Corporate support services	(5)	(16)
Energy efficiency, offset in revenues above	(2)	(6)
Labor and benefits	2	1
Total	$58	$18
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(16)	$(40)
Lease expense associated with temporary generation units no longer eligible for regulatory deferral	(22)	(37)
Total	$(38)	$(77)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(8)	$(11)
Total	$(8)	$(11)
Bond Companies
Operations and maintenance and depreciation expense, offset in revenues above	$(1)	$75
Total	$(1)	$75
Interest expense and other finance charges
Changes in outstanding debt	$(23)	$(62)
Other, primarily AFUDC and impacts of regulatory deferrals	1	19
Total	$(22)	$(43)
Interest expense on Securitization Bonds
Lower outstanding principal balance, offset in revenues above	$—	$2
Total	$—	$2
Other income, net
Other income, including AFUDC - Equity	$(1)	$3
Bond Companies interest income, offset in other line items	—	(2)
Total	$(1)	$1

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$607	$600	$7	$3,126	$2,791	$335
Expenses:
Utility natural gas	146	140	(6)	1,286	1,046	(240)
Non-utility cost of revenues, including natural gas	1	1	—	4	2	(2)
Operation and maintenance	211	207	(4)	654	614	(40)
Depreciation and amortization	133	124	(9)	406	389	(17)
Taxes other than income taxes	50	51	1	179	176	(3)
Total expenses	541	523	(18)	2,529	2,227	(302)
Operating Income	66	77	(11)	597	564	33
Other Income (Expense):
Gain on sale	—	—	—	52	—	52
Interest expense and other finance charges	(49)	(38)	(11)	(144)	(145)	1
Other income, net	6	4	2	20	10	10
Income Before Income Taxes	23	43	(20)	525	429	96
Income tax expense (benefit)	(51)	9	60	60	84	24
Net Income	$74	$34	$40	$465	$345	$120
Throughput (in Bcf):
Residential	13	15	(13)%	152	137	11%
Commercial and Industrial	69	81	(15)%	280	294	(5)%
Total	82	96	(15)%	432	431	—%
Weather (percentage of 10-year average for service area):
Heating degree days	53%	24%	29%	97%	79%	18%
Number of metered customers at end of period:
Residential	3,607,811	3,926,819	(8)%	3,607,811	3,926,819	(8)%
Commercial and Industrial	273,354	290,128	(6)%	273,354	290,128	(6)%
Total (1)	3,881,165	4,216,947	(8)%	3,881,165	4,216,947	(8)%

(1)Decrease in number of metered customers is primarily attributable to customer accounts associated with the divestiture of the Louisiana and Mississippi natural gas LDCs. See Note 3 for additional detail.

The following table provides variance explanations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as well as for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2025 vs 2024	Nine Months Ended September 30, 2025 vs 2024
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas below	$17	$270
Energy efficiency and other pass-through, offset in operation and maintenance below	2	19
Gross receipts tax, offset in taxes other than income taxes below	2	5
Non-volumetric and miscellaneous revenue	—	2
Weather and usage	(7)	10
Customer growth	2	9
Non-utility revenues	4	9
Customer rates	34	104
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(47)	(93)
Total	$7	$335
Utility natural gas
Cost of natural gas, offset in revenues above	$(17)	$(270)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	11	30
Total	$(6)	$(240)
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$(1)	$(7)
Contract services	(2)	(8)
Labor and benefits	(6)	(24)
Corporate support services	(10)	(14)
Energy efficiency and other pass-through, offset in revenues above	(2)	(19)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	17	32
Total	$(4)	$(40)
Depreciation and amortization
Ongoing additions to plant-in-service	$(22)	$(42)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	13	25
Total	$(9)	$(17)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$(5)
Incremental capital projects placed in service, and the impact of updated property tax rates	(2)	(7)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	5	9
Total	$1	$(3)
Gain on sale
Gain on sale of Louisiana and Mississippi natural gas LDC businesses	$—	$52
Total	$—	$52
Interest expense and other finance charges
Other, primarily AFUDC and impacts of regulatory deferrals	$(13)	$(6)
Changes in outstanding debt	(3)	(19)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	5	26
Total	$(11)	$1
Other income, net
Other income, including AFUDC - Equity	$2	$33
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	(23)
Total	$2	$10

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes the Registrants’ cash flows by category during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,712	$652	$1,128	$1,250	$306	$858
Investing activities	(2,602)	(2,038)	36	(2,559)	(1,044)	(982)
Financing activities	905	1,391	(1,166)	1,329	759	124

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$(50)	$27	$(14)
Changes in working capital	(197)	(141)	(37)
Changes in current regulatory assets and liabilities	170	9	165
Changes in non-current regulatory assets and liabilities	574	434	(13)
Changes in non-current assets and liabilities	88	16	170
Higher pension contribution	(106)	—	—
Other	(17)	1	(1)
	$462	$346	$270

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Payment for asset acquisition	$(357)	$—	$—
Net change in capital expenditures	(888)	(787)	(59)
Net change in notes receivable from affiliated companies	—	(379)	(1)
Proceeds from divestiture	1,219	—	1,219
Other	(17)	172	(141)
	$(43)	$(994)	$1,018

Financing Activities. The following items contributed to (increased) decreased net cash provided by (used in) financing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$115	$—	$239
Net changes in proceeds from issuances of Common Stock	(494)	—	—
Net changes in long-term debt and term loans outstanding, excluding commercial paper	(15)	877	(820)
Net changes in debt issuance costs	8	(12)	4
Net changes in short-term borrowings	(1)	—	(1)
Increased payment of Common Stock dividends	(47)	—	—
Net change in notes payable from affiliated companies	—	(71)	—
Change in contribution from parent	—	(230)	(290)
Change in dividend to parent	—	67	(423)
Other	10	1	1
	$(424)	$632	$(1,290)

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

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures (1)	$1,539	$988	$515
Estimated restoration costs associated with May 2024 Storm Events (2)	7	—	—
Scheduled principal payments on Securitization Bonds	7	—	—
Scheduled principal payments on debt instruments	1,000	700	—
Expected contributions to pension plans and other post-retirement plans	14	—	—

(1)Excludes expenditures for the restoration costs associated with the May 2024 Storm Events.
(2)Represents cash requirements associated with the estimated storm restoration costs for the remainder of 2025.

The Registrants expect that anticipated cash needs for the remainder of 2025 will be met with available cash flow from operations, as well as cash flows from financing (such as issuances of equity securities upon physical settlement of outstanding forward sale agreements and borrowings under credit facilities, commercial paper issuances or other sources). At this time, CenterPoint Energy does not anticipate the need for further sales of shares of Common Stock under the Equity Distribution Agreement. The issuance of securities in the capital markets and borrowings under additional credit facilities and term loans may not, however, be available on acceptable terms. The Registrants may also, from time to time, redeem, repurchase or otherwise acquire their outstanding debt securities through open market purchases, tender offers or pursuant to the terms of such securities.

For more information regarding the May 2024 Storm Events and Hurricane Beryl, see Note 6 and Note 9 to the Interim Condensed Financial Statements.

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

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility located in the central region of MISO through a BTA, and on June 6, 2023, the IURC issued an order approving the CPCN, thereby authorizing Indiana Electric to purchase the wind generating facility. In August 2025, due to changing project considerations and concerns about customer affordability, Indiana Electric exited negotiations relating to this wind energy generating facility.

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

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased. The increase was largely driven by escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On February 22, 2023, the IURC approved the Knox County solar amended PPA; however, due to MISO interconnection delays, the project in-service date has been delayed from 2024 to 2026. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. Revised purchase power costs were approved to be recovered through the fuel adjustment clause proceedings over the term of the amended PPA with Oriden. On May 30, 2023, the IURC approved the Vermillion County solar amended PPA; however, due to MISO interconnection study delays, the developer disclosed the project in-service date would be delayed to 2028. On May 9, 2025, Indiana Electric and Oriden terminated the PPA.

On May 1, 2024, Indiana Electric filed with the IURC seeking approval to purchase 147 MW of wind power under a 25-year PPA with an affiliate of NextEra Energy, Inc., which is developing a wind project in Knox County, Illinois. On November 6, 2024, the IURC approved the Knox County wind PPA, which provided for the recovery of the purchase power costs through the fuel adjustment clause proceedings over the term of the PPA. The facility is targeted to be in operation in late 2026.

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

Natural Gas Combustion Turbines

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. On June 28, 2022, the IURC approved the CPCN. The estimated $334 million turbine facility is being constructed at the previous site of the A.B. Brown power plant in Posey County, Indiana and is expected to provide a combined output of 460 MW. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana Electric’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5-mile pipeline was constructed and is operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. FERC granted a certificate to construct the pipeline on October 20, 2022. On January 7, 2025, the United States Court of Appeals for the D.C. Circuit affirmed the FERC’s order granting the certificate. Indiana Electric granted its contractor a full notice to proceed to construct the turbines on December 9, 2022. In the second quarter of 2025, 230 MW of the facility was placed in service, and, due to a transformer manufacturing issue, the remaining 230 MW of the facility was placed in service in the third quarter of 2025. On February 6, 2025, the EPC contractor for Indiana Electric’s proposed natural gas combustion turbines provided a notice to Indiana Electric that the EPC contractor was identifying the impacts of the proposed tariffs on the project and intended to seek an equitable adjustment to the contract price for the project. Indiana Electric received approval from the IURC on February 3, 2025, to recover for each combustion turbine by adjusting base rates as they are placed in service. The first turbine and second turbine are currently being recovered in base rates that were updated on June 17, 2025 and October 1, 2025, respectively.

Stewart-West Bay Transmission Project (CenterPoint Energy and Houston Electric)

On April 30, 2025, Houston Electric filed a CCN application with the PUCT for approval to replace a portion of a 138 kV double circuit transmission line in Galveston County, Texas that connects Houston Electric’s Stewart and West Bay substations. On June 27, 2025, an order was issued dismissing all opposing parties from the proceeding. On August 11, 2025, a notice of approval of Houston Electric’s application was issued. The project is estimated to cost approximately $105 million, but the actual capital cost of the project will depend on construction costs and other factors. Completion of construction and energization of the line is anticipated to occur in the third quarter of 2027.

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
•Senate Bill 1963, effective September 1, 2025, allows ERCOT utilities to securitize system restoration costs using a third-party government agency, which may allow for the debt to be off balance sheet and an abbreviated proceeding timeline. This bill also lowered the system restoration costs threshold from $100 million to $50 million, provided the effectiveness tests are met.
•Senate Bill 482, effective September 1, 2025, results in increased penalties for assaulting a utility worker to a third-degree felony, equal to assaulting a first responder, and for harassing a utility worker to a Class A misdemeanor.

Solar Panel Issues (CenterPoint Energy)

CenterPoint Energy’s solar projects have been impacted, and any future solar projects may be impacted, by delays and/or increased costs. The potential delays and inflationary cost pressures communicated from the developers of our solar projects have been primarily due to (i) unavailability of solar panels and other uncertainties related to DOC investigation(s), (ii) the December 2021 Uyghur Forced Labor Prevention Act on solar modules and other products manufactured in China’s Xinjiang Uyghur Autonomous Region and (iii) persistent general global supply chain and labor availability issues. On April 21, 2025, the DOC announced its final affirmative determinations in the antidumping and countervailing duty investigations, determining that imports of silicon photovoltaic cells from Cambodia, Malaysia, Thailand and Vietnam are being dumped into the U.S. market and receiving countervailable subsidies. On May 20, 2025, the ITC announced its final determination that a U.S. industry is materially injured by reason of imports of silicon photovoltaic cells from Malaysia and Vietnam and a U.S. industry is threatened with material injury by reason of imports of silicon photovoltaic cells from Cambodia and Thailand. As a result of such determinations, the DOC has imposed certain duty rates on imports of silicon photovoltaic cells from Cambodia, Malaysia, Thailand and Vietnam. On July 1, 2025, the DOC initiated an investigation to determine the effects on national security of imports of polysilicon and its derivatives under Section 232 of the Trade Expansion Act of 1962. On August 7, 2025, based on a petition filed by the American Alliance for Solar Manufacturing Trade, the DOC announced the initiation of antidumping and countervailing duty investigations of silicon photovoltaic cells from India, Indonesia, and the Lao People’s Democratic Republic. On September 2, 2025, the ITC announced its preliminary determination that there is a reasonable indication that a U.S. industry is materially injured by reason of imports of silicon photovoltaic cells from India, Indonesia and the Lao People’s Democratic Republic. The DOC is expected to announce its preliminary determinations for the antidumping and countervailing duty investigations by the end of 2025. Furthermore, in 2025, the U.S. government has announced and, in certain cases, rescinded, multiple tariffs on several foreign jurisdictions and imports into the United States. These tariffs, as well as new legislation, tariffs, bans, retaliatory trade measures or related governmental action, have already, and may continue to, further negatively impact the supply of solar panels. In addition to supply reductions, these or similar duties, legislation, tariffs, bans and other measures have and may in the future also put upward pressure on prices of these solar energy products, which may reduce our ability to acquire these items in a timely and cost-efficient manner. These impacts have resulted, and may continue to result in, cost increases for certain projects, and such impacts may require that we seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects. For more information regarding potential delays, cancellations and supply chain disruptions, see “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2024 Form 10-K.

Transmission and Distribution System Resiliency Plan (CenterPoint Energy and Houston Electric)

Following feedback from customers, external experts and other stakeholders, including elected officials and local agencies, Houston Electric filed a revised SRP with the PUCT on January 31, 2025 for review and approval. The filed SRP proposed to invest approximately $5.75 billion over a three-year period from 2026 to 2028 for transmission and distribution infrastructure, information technology and cybersecurity assets and event response capability. This plan proposed 39 resiliency-enhancing measures and a microgrid pilot program to be implemented over the three-year period. The SRP as filed had an estimated capital cost of approximately $5.54 billion and an estimated operations and maintenance expense of approximately $211 million. Approximately $2.17 billion of such cost was for transmission-related investments, and approximately $3.58 billion was for distribution-related investments. Intervenor testimony was filed on April 8, 2025, and PUCT staff testimony was filed on April 15, 2025. On June 12, 2025, Houston Electric announced that it had reached a settlement agreement with parties to its SRP, which provides for approximately $3.18 billion in distribution-related investments. The proposed transmission investments were removed from the SRP and will be implemented as appropriate outside of the SRP process. The agreement also includes the deferral of more than $240 million of the approximate $3.18 billion in SRP costs until the second half of 2029, which will help reduce the bill impact for customers by spreading costs over a four-year period instead of three years. Once approved, and while some cost recovery would be deferred into 2029, it is expected that all SRP work agreed upon in the settlement agreement will be completed in the proposed 2025 to 2028 timeframe. On July 31, 2025, Houston Electric delivered a presentation on the SRP at a PUCT open meeting, and on August 8, 2025, Houston Electric responded to a PUCT memo dated July 30, 2025 that requested additional information. On August 21, 2025, the SRP was additionally discussed at a PUCT open meeting and the PUCT requested further clarification related to the vegetation management resiliency measure included in the SRP. On September 11, 2025, the PUCT granted Houston Electric a window to file supplemental evidence related to the vegetation management measure included in the SRP on or before October 13, 2025. Houston Electric filed such supplemental evidence on October 6, 2025. The PUCT staff must file a recommendation on the sufficiency of the supplemental evidence by October 27, 2025. A decision from the PUCT is anticipated in the fourth quarter of 2025.

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, the Registrants are periodically involved in proceedings to adjust their capital tracking mechanisms (e.g., CSIA, DCRF, DRR, GRIP, TCOS, ECA, CECA and TDSIC), their decoupling mechanisms (e.g., decoupling and SRC), and their energy efficiency cost trackers (e.g., CIP, DSMA, EECRF, EEFC and EEFR).

Minnesota Gas Rate Case. On November 1, 2023, CERC filed an application with the MPUC requesting an adjustment to delivery charges in 2024 and 2025 for the natural gas business in Minnesota. The requested increase is approximately 6.5% or $85 million for 2024 and an additional approximately 3.7% or $52 million for 2025. The need for a rate change is primarily driven by continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets and changes in other costs to serve customers. The request reflects a proposed 10.3% ROE on a 52.5% equity ratio. Interim rates for 2024 of $69 million, subject to refund, were implemented as of January 1, 2024. A request for interim rates of $33 million for 2025 was filed on September 30, 2024, approved at the December 3, 2024 hearing and approved by an order issued December 20, 2024. A unanimous settlement agreement was filed on November 25, 2024. The settlement provided for an increase of $60.8 million for 2024 and an additional $42.7 million for 2025. The parties agreed to an overall cost of capital of 7.07% for 2024 and 2025. The ALJ filed a report on February 13, 2025 recommending that the MPUC approve the settlement agreement. As required by the December 20, 2024 order, the difference between 2024 interim rates and the settled amount of $60.8 million was refunded to customers in March 2025. Exceptions to the ALJ report were filed on April 18, 2025. On May 29, 2025, the MPUC approved the settlement agreement. A final order approving the settlement agreement was issued by the MPUC on June 27, 2025 and final rates were implemented on September 1, 2025.

Houston Electric Rate Case. On March 6, 2024, Houston Electric filed an application with the PUCT requesting authority to change rates and charges for electric transmission and distribution service. The requested increase was approximately $17 million (1%) for retail customers and $43 million (6.6%) for wholesale transmission service, excluding TCRF and rate case expenses. The need for a rate increase was primarily driven by continuing investment that has been made to support customer growth and to bolster the safety and reliability of Houston Electric’s transmission and distribution system. The request reflected a proposed 10.4% ROE and a 45% equity ratio. Errata testimony was filed to correct minor errors included in the initial filing, which reduced the requested increase to $56 million compared to then-current rates. Houston Electric reached a settlement agreement with certain parties and submitted the agreement to the PUCT on January 29, 2025. The settlement reflects a $47 million reduction in annual revenues and a 9.65% ROE and a weighted average cost of capital of 6.606% based upon an as-filed 4.29% cost of debt, an agreed ROE of 9.65% and an agreed regulatory capital structure of 56.75% long-term debt and 43.25% equity. A final order approving the settlement agreement was issued by the PUCT on March 13, 2025. Final retail delivery rates were implemented on April 28, 2025. Final wholesale transmission rates were superseded by interim TCOS rates that went into effect on the same date.

Ohio Gas Rate Case. CEOH filed its Application and Standard Filing Requirement in October 2024 and the related testimony in November 2024. The filing seeks a revenue requirement increase of approximately $100 million based on a requested ROE of 10.4% and an equity percentage of 54.13%. The need for a rate increase was primarily driven by continuing investment in the safety and reliability of the natural gas system. On May 16, 2025, the PUCO staff filed its staff report recommending a revenue requirement range of $340.8 million to $350.3 million and a net increase of $25.1 million to $34.6 million based on an ROE range from 9.05% to 10.07% with a capitalization ratio of 52.3% common equity and 47.7% long-term debt. The PUCO staff recommendation includes amortization over 49 years and 65 years for CEP and DRR regulatory assets, respectively, compared to CEOH’s proposal to amortize over seven years. On June 16, 2025, CEOH filed objections to the PUCO staff report and supplemental testimony. On July 11, 2025, CEOH filed a stipulation and recommendation that outlined the agreed upon terms between CEOH, the Federal Executive Agencies, Ohio Energy Group, the City of Dayton, the Retail Energy Supply Association, Interstate Gas Supply, LLC and the PUCO staff. One intervening party to the case, Spire Marketing, Inc., is a non-opposing party, while another intervening party to the case, the Office of the Ohio Consumers’ Counsel, filed its testimony in opposition to the stipulation and recommendation on July 29, 2025. The stipulation and recommendation included a revenue requirement of $371.3 million, which would result in a revenue requirement increase of $59.6 million based on a rate of return of 7.1% comprised of a ROE of 9.85% with a capitalization ratio of 52.9% common equity, 47.1% long-term debt at a cost of debt of 4.02%. The stipulation and recommendation amortization periods for CEP and DRR regulatory assets within base rates and within the rider mechanisms is 15 years. The stipulation and recommendation included an extension of the CEP rider and DRR through 2029 investment with revised residential caps for dollars per month per customer ranging from $2.75 for 2025 investment to $9.95 for 2029 investment for the CEP rider, and from $2.56 for 2025 investment to $7.69 for 2029 investment for DRR. The evidentiary hearing commenced on July 21, 2025. The stipulating parties were crossed by the Office of the Ohio Consumers’ Counsel on July 28 and August 4, 2025, and the Office of the Ohio

Consumers’ Counsel was crossed by the stipulating parties on July 29 and August 5, 2025. On July 29, 2025, a PUCO local public hearing was conducted. The parties filed initial briefs on August 26, 2025, and reply briefs on September 9, 2025. A final order is expected no sooner than the first quarter of 2026.

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
Seeks approval of: (1) a proposal to release Houston Electric’s 15 large 32 MW TEEEF units to ERCOT and CPS Energy beginning on or around May 1, 2025 to address a potential shortfall and Load Shed risk; (2) a corresponding reduction to the capacity of the Houston Electric TEEEF fleet; and (3) a reduction and update to Houston Electric’s rider TEEEF rate to reflect the removal of the 15 large 32 MW TEEEF units from Houston Electric’s TEEEF fleet. Houston Electric will make no revenue or profit from ERCOT for the time period when the 15 large 32 MW TEEEF units are in the San Antonio area being dispatched by ERCOT.

TEEEF	N/A	May 2025	TBD	TBD
Seeks authorization to lease additional small, 200 kW to 1,250 kW TEEEF units in accordance with the TEEEF Rule. Among other things, the TEEEF Rule requires that a utility obtain preapproval prior to entering into any lease renewal or new leases for TEEEF units. Approval of Houston Electric’s request in this filing will have no cost impact on customers at this time, as cost determination will occur in a future proceeding. On October 17, 2025, Houston Electric filed a letter indicating that the parties continue to engage in productive settlement negotiations and plan to file settlement documents or another status update by October 31, 2025.

EECRF	$40	May 2025	March 2026	TBD
Requests $96 million, which is comprised primarily of the following: 2026 program costs of $50 million; $5 million related to the under-recovery of 2024 program costs; the 2024 earned bonus of $40 million; and 2026 projected evaluation, measurement and verification costs of $0.6 million. On September 8, 2025, the Sierra Club filed direct testimony. On September 19, 2025, the PUCT staff filed its recommendation requesting that SOAH approve the application as filed. On October 3, 2024, the PUCT staff petitioned (Docket No. 57172) to establish a secondary cap on utilities’ 2024 Program Year (PY) earned performance bonuses equal to 25% of utilities’ total expenditures for PY 2024, and on August 13, 2025, the PUCT issued a final order denying the PUCT staff’s petition. On October 7, 2025, Houston Electric filed an unanimous stipulation and settlement agreement for the full amount requested. On October 10, 2025, SOAH remanded this proceeding to the PUCT.

TCOS	$15	August 2025	October 2025	October 2025	Based on the net change in invested capital since its last TCOS proceeding of approximately $112 million for the period January 1, 2025 through June 30, 2025.
DCRF	$55	August 2025	TBD	TBD
Based on the net change in distribution invested capital since its last base rate proceeding of approximately $1.4 billion for the period January 1, 2024 through June 30, 2025 for an incremental revenue increase of $55 million adjusted for load growth.

CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
Tax Act Rider	$15	August 2024	June 2025	May 2025	Resulting from the Texas Gas Rate Case, the first Tax Act Rider Calculation was filed on August 1, 2024 pursuant to Docket No. OS-23-00015513 to recover the effects of the IRA and certain other tax-related costs for rates that became effective January 1, 2025. These effects include the return on the CAMT deferred tax asset (“DTA”) resulting from the IRA, income tax credits resulting from the IRA and the return on the increment or decrement in the net operating loss DTA included in the rate base and in the standard service base revenue requirement approved in the Texas Gas Rate Case. CERC believes its filing is consistent with the Tax Act Rider tariff approved in Docket No. OS-23-00015513. On October 1, 2024, certain parties filed comments disputing the application. Briefings were filed with an ALJ in November 2024. A hearing on the merits was held on February 21, 2025 and continued on March 21, 2025. On March 21, 2025, a unanimous settlement agreement was filed. On April 11, 2025, a PFD was issued. On May 13, 2025, the Railroad Commission considered the PFD at an open meeting and issued a Final Order approving the settlement agreement.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
Tax Act Rider	$22	August 2025	January 2026	October 2025
The second Tax Act Rider was initially filed on August 1, 2025, and a revised filing was made on September 24, 2025, to recover the effects of the IRA and certain other tax-related costs for rates that would be effective for bills calculated on or after January 1, 2026. These effects include the return on the CAMT DTA resulting from the IRA, income tax credits resulting from the IRA and the return on the increment or decrement in the net operating loss DTA included in the rate base and in the standard service base revenue requirement approved in the Texas Gas Rate Case Docket No. OS-23-00015513. No comments from the parties were filed prior to the October 1, 2025 deadline for comments. The Railroad Commission accepted the Tax Act Rider filing on October 16, 2025.

GRIP	$70	February 2025	June 2025	May 2025	Based on net change in invested capital of $445 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
Rate Case	$104	November 2023	September 2025	July 2025	See discussion above under Minnesota Gas Rate Case.
CIP Financial Incentive	$8	May 2025	TBD	TBD	CIP Financial Incentive based on 2024 CIP program activity.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	$2	April 2025	August 2025	July 2025
Requested an increase of $11.6 million to rate base, which reflects an approximately $1.5 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $1.9 million. The OUCC filed testimony on June 3, 2025, recommending minor changes. Indiana South filed a rebuttal on June 17, 2025, adopting the changes. The evidentiary hearing was held on June 30, 2025. A final order was issued on July 30, 2025, with rates effective August 1, 2025.

CSIA	$1	October 2025	TBD	TBD
Requested an increase of $13.0 million to rate base, which reflects an approximately $1.2 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(2.1) million. The OUCC is expected to file testimony on December 2, 2025, and Indiana South’s rebuttal is due on December 16, 2025. An evidentiary hearing is scheduled for January 6, 2026.

CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	$9	April 2025	August 2025	July 2025
Requested an increase of $94.9 million to rate base, which reflects an approximately $8.6 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $5 million. The OUCC filed testimony on June 3, 2025. Indiana North filed rebuttal testimony on June 17, 2025. The evidentiary hearing was held on June 30, 2025. A final order was issued on July 30, 2025, with rates effective August 1, 2025.

CSIA	$8	October 2025	TBD	TBD
Requested an increase of $90.8 million to rate base, which reflects an approximately $7.6 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(6.8) million. The OUCC is expected to file testimony on December 2, 2025, and Indiana North’s rebuttal is due on December 16, 2025. An evidentiary hearing is scheduled for January 6, 2026.

CenterPoint Energy and CERC - Ohio - Gas (PUCO)
DRR	$6	May 2025	September 2025	August 2025
Requested an increase of $54 million to rate base for investments made in 2024, which reflects a $6 million annual increase in current revenues. A change in (over)/under-recovery variance of ($0.03) million annually is also included in rates. PUCO staff and intervenor (Ohio Consumers’ Counsel) filed comments June 27, 2025. PUCO staff recommended approval. Ohio Consumers’ Counsel commented on affordability and provided potential solutions including stretching out the replacement program over a longer period of time, phasing in the annual increase, shifting from fixed charges to volumetric charges, and increasing funding for its bill assistance programs. A statement informing the PUCO of whether the issues raised in comments have been resolved was filed on July 11, 2025. Supplemental Testimony from CEOH and the Ohio Consumers’ Counsel was filed on July 22, 2025. A hearing was scheduled for July 29, 2025, with all parties waiving motions to strike, objections, and cross examination. A final PUCO opinion and order was issued on August 20, 2025, finding that the updated DRR rates are just and reasonable and stating that the correct forum for the Ohio Consumers’ Counsel’s arguments was the 2018 Rate Case, the 2022 Extension, or the 2024 Rate Case. Revised rates became effective on September 1, 2025.

Rate Case	$100	October 2024	TBD	TBD	See discussion above under Ohio Gas Rate Case.
(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tariffs

In 2025, the U.S. government has announced and, in certain cases, rescinded, multiple tariffs on several foreign jurisdictions and imports into the United States. For example, in March 2025, the U.S. government imposed a 25% tariff on steel imports (increased an additional 25% in June 2025), and in April 2025, the U.S. government announced a baseline tariff of 10% on products imported from most countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. In August 2025, the U.S. government imposed a 25% tariff on India in response to its continued importation of Russian oil, which is in addition to the pre-existing 25% individualized reciprocal tariff on India. Increased tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs or other measures taken by foreign jurisdictions, which may in turn lead to additional tariffs imposed or measures taken by the United States. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that many of the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, though the decision has been stayed pending U.S. Supreme Court review. This ruling introduces additional uncertainty as to the scope and durability of existing and future tariff measures. While the U.S. government has announced various trade deals, many such agreements are preliminary and may be subject to change. Further, any future disagreement between the U.S. government and other countries over the implementation of trade deals or any failure to obtain required governmental approvals or otherwise reach a final agreement could result in prolonged uncertainty regarding the scope and duration of such trade actions by the U.S. government and other countries. Such announcements, rescissions of tariffs on foreign jurisdictions and other trade actions have increased uncertainty regarding the ultimate effects of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect the Registrants’ ability to access the capital markets, contribute to inflation in the markets in which the Registrants operate, increase commodity cost volatility, impact availability of goods and materials or otherwise negatively impact the global supply chain. The Registrants are continuing to monitor the economic effects of such announcements and developments, as well as the Registrants’ ability to mitigate their related impacts, but costs and other effects associated with the tariffs remain uncertain.

Greenhouse Gas and Climate-Related Regulation and Compliance (CenterPoint Energy)

There has been increasing attention at the local, state and international levels to the issue of climate risk. There has been a recent shift, however, in climate policy at the federal level in the United States. On June 11, 2025, the EPA proposed to repeal all GHG emissions standards for the power sector under Section 111 of the Clean Air Act. As an alternative, the EPA proposed to repeal a narrower set of requirements, including the emission guidelines for existing fossil fuel-fired steam electric generating units and the carbon capture and sequestration/storage-based standards for new base load stationary combustion turbines. On July 29, 2025, the EPA issued an interim final rule extending several compliance deadlines associated with the 2024 New Source Performance Standards (“NSPS OOOOb”) and Emissions Guidelines (“EG OOOOc”) for the oil and gas industry. NSPS OOOOb and EG OOOOc were published in March 2024 and took effect in May 2024. The EPA announced its intention to reconsider NSPS OOOOb and EG OOOOc in March 2025. On July 29, 2025, the EPA released a pre-publication proposed rule which would rescind EPA’s 2009 final rule under the Clean Air Act finding that GHGs endanger the public health and welfare of current and future generations (“Endangerment Finding”) and that emissions of GHGs from new motor vehicles contribute to GHG pollution that threatens the public health and welfare. On September 16, 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program (“GHGRP”) for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal). Reporting for petroleum and natural gas systems under the GHGRP would be deferred until 2034 under the proposal. The Registrants will monitor the proposed rules and evaluate the impacts of any final rules.

On March 6, 2024, the SEC adopted final rules that require the Registrants to disclose certain climate-related information in registration statements and annual reports. Litigation challenging the rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced it was voluntarily delaying the implementation of the climate disclosure rules while the U.S. Court of Appeals considered the litigation, and on March 27, 2025, the SEC voted to end the defense of the rules in the litigation. On September 12, 2025, the U.S. Court of Appeals issued an order to hold the petitions challenging the climate disclosure rules in abeyance pending further action by the SEC.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of September 30, 2025. As of October 20, 2025, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of October 20, 2025
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$50	4.19%	December 6, 2028
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2028
Houston Electric	300	—	—	—	—%	December 6, 2028
CERC	1,050	—	—	310	4.19%	December 6, 2028
Total	$4,000	$—	$—	$360
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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of October 20, 2025:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	4.25%	$453	$(200)

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on each respective borrower’s credit ratings. As of October 20, 2025, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of September 30, 2025, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $293 million as of September 30, 2025. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought CenterPoint Energy’s liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically cease when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on September 30, 2025, deferred taxes of approximately $861 million would have been payable in 2025. If all the ZENS-Related Securities had been sold on September 30, 2025, capital gains taxes of approximately $87 million would have been payable in 2025 based on 2025 tax rates in effect. As of September 30, 2025, CenterPoint Energy had both net operating loss and CAMT carryforwards available from its filed 2024 federal income tax return that can be applied to largely offset the cash outflow that would result from a retirement or exchange of the ZENS. For additional information about ZENS, see Note 8 to the Interim Condensed Financial Statements.

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

On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The proposed transaction is expected to close in the fourth quarter of 2026. For further information, see Note 16 to the Interim Condensed Financial Statements.

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
•various legislative, executive or regulatory actions at the federal, state and local levels, including actions in response to Hurricane Beryl and actions pertaining to trade (including tariffs, bans, retaliatory trade measures taken against the United States or related governmental action);
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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2025, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates. The Registrants seek to manage interest rate exposure by monitoring the effects of changes in market interest rates and using a combination of fixed and variable rate debt. Additionally, interest rate swaps are used to mitigate interest rate exposure when deemed appropriate.

CenterPoint Energy’s floating rate obligations aggregated $1.1 billion and $1.5 billion as of September 30, 2025 and December 31, 2024, respectively. If the floating interest rates were to increase by 100 basis points from September 30, 2025 rates, CenterPoint Energy’s combined interest expense would increase by approximately $11 million annually.

As of September 30, 2025 and December 31, 2024, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $21.4 billion and $19.7 billion, respectively, in principal amount and having a fair value of $20.8 billion and $18.4 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $764 million if interest rates were to decline by 10% from levels on September 30, 2025. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2025 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	x		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.2*	Securities Purchase Agreement, dated October 20, 2025, by and between CenterPoint Energy Resources Corp. and National Fuel Gas Company	CenterPoint Energy’s Form 8-K dated October 20, 2025	1-31447	2.1	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.5	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.6	Fifth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 26, 2025	1-31447	3.1	x
3.7	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.8	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.9	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
4.1	Amended and Restated Indenture of Mortgage and Deed of Trust dated as of January 1, 2023, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated February 1, 2023	1-31447	10.2	x
4.2	Fifth Supplemental Indenture dated as of July 1, 2025, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated July 1, 2025	1-31447	4.2	x
†4.3	Sixth Supplemental Indenture, dated as of October 1, 2025, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee				x
4.4	Indenture dated as of July 31, 2025, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 8-K dated July 31, 2025	1-31447	4.1	x
4.5	Junior Subordinated Indenture, dated as of August 14, 2024, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2024	1-31447	4.1	x
†4.6	Supplemental Indenture No. 3, dated as of October 2, 2025, to Exhibit 4.5				x
4.7	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and The Bank of New York Mellon Trust Company, National Association (successor in trust to JPMorgan Chase Bank)	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.8	Ninth Supplemental Indenture, dated as of November 12, 2002, to Exhibit 4.7	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002)	1-31447	4(k)(10)		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.9	Twentieth Supplemental Indenture, dated as of December 9, 2008, to Exhibit 4.7	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2		x
4.10	Thirty-Eighth Supplemental Indenture, dated as of August 7, 2025, to Exhibit 4.7	Houston Electric’s Form 8-K dated August 5, 2025	1-3187	4.4		x
†4.11	Officer’s Certificate, dated as of August 7, 2025					x
4.12	Indenture by and among CenterPoint Energy Restoration Bond Company II, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the forms of the System Restoration Bonds and the form of Series Supplement), dated as of September 17, 2025	Houston Electric’s Form 8-K dated September 17, 2025	1-3187	4.1		x
4.13	Series Supplement by and between CenterPoint Energy Restoration Bond Company II, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of September 17, 2025	Houston Electric’s Form 8-K dated September 17, 2025	1-3187	4.2		x
10.1	Bond Purchase Agreement dated July 1, 2025 among Southern Indiana Gas and Electric Company and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated July 1, 2025	1-31447	10.1	x
10.2	Jesus Soto, Jr. Offer Letter	CenterPoint Energy’s Form 8-K dated July 21, 2025	1-31447	10.1	x
10.3	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	x
†10.4	Fifth Amendment to Exhibit 10.3, effective January 1, 2026				x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Jesus Soto, Jr.					x
†32.1.3	Section 1350 Certification of Jesus Soto, Jr.						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Date: October 23, 2025