Form 10-Q/A
period 2025-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2025-11-07
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of CenterPoint Energy, Inc. (the “Company”), CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. for the quarterly period ended September 30, 2025, as filed with the Securities and Exchange Commission on October 23, 2025 (the “Original Filing”), is made solely to re-file the Original Filing under each of CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. The Original Filing was filed solely under the Company and inadvertently omitted CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, additional certifications have been provided as Exhibits 31.3.1 - 31.4.3 and Exhibits 32.3.1 - 32.4.3.

The Original Filing remains unchanged in all other respects. The Amendment does not reflect events occurring after October 23, 2025, the date of the Original Filing, or otherwise modify or update the disclosures contained in the Original Filing.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	x		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.2*	Securities Purchase Agreement, dated October 20, 2025, by and between CenterPoint Energy Resources Corp. and National Fuel Gas Company	CenterPoint Energy’s Form 8-K dated October 20, 2025	1-31447	2.1	x		x
3.1	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.5	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.6	Fifth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 26, 2025	1-31447	3.1	x
3.7	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.8	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.9	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
4.1	Amended and Restated Indenture of Mortgage and Deed of Trust dated as of January 1, 2023, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated February 1, 2023	1-31447	10.2	x
4.2	Fifth Supplemental Indenture dated as of July 1, 2025, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated July 1, 2025	1-31447	4.2	x
†4.3	Sixth Supplemental Indenture, dated as of October 1, 2025, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee				x
4.4	Indenture dated as of July 31, 2025, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 8-K dated July 31, 2025	1-31447	4.1	x
4.5	Junior Subordinated Indenture, dated as of August 14, 2024, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2024	1-31447	4.1	x
†4.6	Supplemental Indenture No. 3, dated as of October 2, 2025, to Exhibit 4.5				x
4.7	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and The Bank of New York Mellon Trust Company, National Association (successor in trust to JPMorgan Chase Bank)	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.8	Ninth Supplemental Indenture, dated as of November 12, 2002, to Exhibit 4.7	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002)	1-31447	4(k)(10)		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.9	Twentieth Supplemental Indenture, dated as of December 9, 2008, to Exhibit 4.7	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2		x
4.10	Thirty-Eighth Supplemental Indenture, dated as of August 7, 2025, to Exhibit 4.7	Houston Electric’s Form 8-K dated August 5, 2025	1-3187	4.4		x
†4.11	Officer’s Certificate, dated as of August 7, 2025					x
4.12	Indenture by and among CenterPoint Energy Restoration Bond Company II, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the forms of the System Restoration Bonds and the form of Series Supplement), dated as of September 17, 2025	Houston Electric’s Form 8-K dated September 17, 2025	1-3187	4.1		x
4.13	Series Supplement by and between CenterPoint Energy Restoration Bond Company II, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of September 17, 2025	Houston Electric’s Form 8-K dated September 17, 2025	1-3187	4.2		x
10.1	Bond Purchase Agreement dated July 1, 2025 among Southern Indiana Gas and Electric Company and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated July 1, 2025	1-31447	10.1	x
10.2	Jesus Soto, Jr. Offer Letter	CenterPoint Energy’s Form 8-K dated July 21, 2025	1-31447	10.1	x
10.3	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	x
†10.4	Fifth Amendment to Exhibit 10.3, effective January 1, 2026				x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†31.3.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.3.2	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.					x
†31.3.3	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.						x
†31.4.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.4.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.4.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Jesus Soto, Jr.					x
†32.1.3	Section 1350 Certification of Jesus Soto, Jr.						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†32.3.1	Section 1350 Certification of Jason P. Wells				x
†32.3.2	Section 1350 Certification of Jesus Soto, Jr.					x
†32.3.3	Section 1350 Certification of Jesus Soto, Jr.						x
†32.4.1	Section 1350 Certification of Christopher A. Foster				x
†32.4.2	Section 1350 Certification of Christopher A. Foster					x
†32.4.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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