Form 10-K
period 2025-12-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2026-02-19
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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

CenterPoint Energy, Inc.	☐
CenterPoint Energy Houston Electric, LLC	☐
CenterPoint Energy Resources Corp.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No ☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No ☑
CenterPoint Energy Resources Corp.	Yes	☐	No ☑

The aggregate market values of the voting stock held by non-affiliates of the Registrants as of June 30, 2025 are as follows:

CenterPoint Energy, Inc. (using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to Securities Exchange Act of 1934 and excluding shares held by directors and executive officers)	$23,867,105,630
CenterPoint Energy Houston Electric, LLC	None
CenterPoint Energy Resources Corp.	None

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of February 13, 2026:

CenterPoint Energy, Inc.	652,871,584	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2026 Annual Meeting of Shareholders of CenterPoint Energy, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

GLOSSARY
AFSI	Adjusted financial statement income
AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
ALJ	Administrative Law Judge
AMAs	Asset Management Agreements
AMS	Advanced Metering System
Arevon	Arevon Energy, Inc., which was formed through the combination of Capital Dynamics, Inc.’s U.S. Clean Energy Infrastructure business unit and Arevon Asset Management
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
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
Bond Companies
Transition Bond Company IV, Restoration Bond Company II and Restoration Bond Company III, each a consolidated VIE that is a wholly-owned, bankruptcy-remote, special purpose entity formed solely for the purpose of securitizing transition property or system restoration property through the issuance of transition bonds or system restoration bonds

BTA	Build Transfer Agreement
CAMT	Corporate Alternative Minimum Tax
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCN	Certificate of Convenience and Necessity
CCR	Coal Combustion Residuals
CCR Rule	Final rule published by the EPA in 2015 to regulate coal ash as non-hazardous material under the RCRA
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
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

CERC Extension Agreement	Extension Agreement to the CERC Credit Agreement, dated January 29, 2025, by and among CERC, Wells Fargo Bank, National Association, as administrative agent, and the banks party thereto
CERC Corp.	CenterPoint Energy Resources Corp.

GLOSSARY
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Change in Control Plan	CenterPoint Energy Change in Control Plan (as amended and restated effective May 1, 2017)
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
Code	The Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
Convertible Notes Indenture	Indenture dated as of August 4, 2023 by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee, as supplemented
COVID-19	Novel coronavirus disease 2019, and any mutations or variants thereof, and related global outbreak that was subsequently declared a pandemic by the World Health Organization
CPCN	Certificate of public convenience and necessity
CPS Energy	City Public Service Board of San Antonio, Texas
Credit Agreements	The CenterPoint Energy Credit Agreement, Houston Electric Credit Agreement, CERC Credit Agreement and SIGECO Credit Agreement
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DOC	U.S. Department of Commerce
DOT	U.S. Department of Transportation
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
Dth	Dekatherms
ECA	Environmental Cost Adjustment
EDF Renewables	EDF Renewables Development, Inc.
EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
ELG	Effluent Limitation Guidelines
EIA	U.S. Energy Information Administration
Energy Systems Group	Energy Systems Group, LLC, previously a wholly-owned subsidiary of Vectren
EPA	Environmental Protection Agency
EPC	Engineering, Procurement and Construction
Equity Distribution Agreement	Equity Distribution Agreement, dated as of January 10, 2024, by and between CenterPoint Energy, the ATM Managers, the ATM Forward Purchasers and the ATM Forward Sellers
Equity Purchase Agreement	Equity Purchase Agreement, dated as of May 21, 2023, by and between Vectren Energy Services and ESG Holdings Group
ERCOT	Electric Reliability Council of Texas
ERCOT ISO	ERCOT Independent System Operator
ERISA	Employee Retirement Income Security Act of 1974
ERO	Electric Reliability Organization
ESG Holdings Group	ESG Holdings Group, LLC a Delaware limited liability company, and an affiliate of Oaktree Capital Management
Exchange Act	The Securities Exchange Act of 1934, as amended
Extension Agreements	The CenterPoint Energy Extension Agreement, Houston Electric Extension Agreement, CERC Extension Agreement and SIGECO Extension Agreement
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board

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

Houston Electric Extension Agreement	Extension Agreement to the Houston Electric Credit Agreement, dated January 29, 2025, by and among Houston Electric, Mizuho Bank, Ltd., as administrative agent, and the banks party thereto
Human Capital and Compensation Committee	Human Capital and Compensation Committee of the Board
Hurricane Beryl	The powerful and destructive storm that made landfall in Texas on July 8, 2024 and caused widespread damage to Houston Electric’s electric delivery system
HVAC	Heating, ventilation and air conditioning
IAS	International Accounting Standards
IBEW	International Brotherhood of Electrical Workers
ICPA	Inter-Company Power Agreement
IDEM	Indiana Department of Environmental Management
IG	Intelligent Grid
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., a wholly-owned subsidiary of CERC Corp.
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Indiana Utilities	Indiana Electric, Indiana North and Indiana South, collectively
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
Junior Subordinated Notes	Junior Subordinated Series A Notes, Junior Subordinated Series B Notes and Junior Subordinated Series C Notes
Junior Subordinated Notes Indenture	Junior Subordinated Indenture, dated as of August 14, 2024, between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee, as supplemented
Junior Subordinated Series A Notes	7.000% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series A, due 2055
Junior Subordinated Series B Notes	6.850% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series B, due 2055
Junior Subordinated Series C Notes	6.700% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series C, due 2055
kV	Kilovolt
LAMS Asset Purchase Agreement	Asset Purchase Agreement, dated as of February 19, 2024, by and among CERC Corp. and the LAMS Buyers

GLOSSARY
LAMS Buyers
Delta North Louisiana Gas Company, LLC, a Delaware limited liability company, Delta South Louisiana Gas Company, LLC, a Delaware limited liability company, Delta Mississippi Gas Company, LLC, a Delaware limited liability company, and Delta Energy Resources, LLC, a Delaware limited liability company

LDC	Local Distribution Company
LNG	Liquefied natural gas
Load Shed	Curtailing the amount of electricity a TDU can transmit and distribute to its customers
LTIPs	Long-term incentive plans
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
May 2024 Storm Events	The sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes and resulted in widespread damage to Houston Electric’s electric delivery system
MCRA	MISO Cost and Revenue Adjustment
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
Mva	Megavolt amperes
MW	Megawatts
NAV	Net asset value
NECA	National Electrical Contractors Association
NERC	North American Electric Reliability Corporation
Netflix	Netflix, Inc.
NFGC	National Fuel Gas Company, a New Jersey corporation
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids
NGPA	Natural Gas Policy Act of 1978
NGPSA	Natural Gas Pipeline Safety Act of 1968
NOLs	Net operating losses
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OBBBA	Tax reform legislation informally known as the One Big Beautiful Bill Act
Ohio Securities Purchase Agreement	Securities Purchase Agreement, dated as of October 20, 2025, by and between CERC Corp. and NFGC
OPEIU	Office & Professional Employees International Union
Oriden	Oriden LLC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
OVEC	Ohio Valley Electric Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020
Posey Solar	Posey Solar, LLC, a Delaware limited liability company
PPA	Power purchase agreement
PRPs	Potentially responsible parties
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas

GLOSSARY
Railroad Commission	Railroad Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976
Registrant	Each of CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp.
Reliant Energy	Reliant Energy, Incorporated
REP	Retail electric provider
Restoration Bond Company II	CenterPoint Energy Restoration Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Restoration Bond Company II Securitization Bonds	Restoration Bond Company II’s Series 2025-A Senior Secured System Restoration Bonds
Restoration Bond Company III	CenterPoint Energy Restoration Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Restructuring	CERC Corp.’s common control acquisition of Indiana Gas and CEOH from VUH on June 30, 2022
ROE	Return on equity
ROU	Right of use
S&P	S&P Global Ratings, a division of S&P Global Inc.
Scope 1 emissions	Direct source of GHG emissions from a company’s operations
Scope 2 emissions	Indirect source of GHG emissions from a company’s energy usage
Scope 3 emissions	Indirect source of GHG emissions from a company’s end-users
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securitization Bonds	Transition and system restoration bonds issued by the Bond Companies and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
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

Series 2025B Bonds	SIGECO’s 5.09% First Mortgage Bonds, Series 2025B, Tranche A due 2031 and it’s 5.52% First Mortgage Bonds, Series 2025B, Tranche B due 2035
Series 2025C Bonds	SIGECO’s 5.77% First Mortgage Bonds, Series 2025C, Tranche A due 2040 and it’s 6.18% First Mortgage Bonds, Series 2025C, Tranche B due 2055
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
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

TBD	To be determined
TCA	Texas Consumer Association
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility

GLOSSARY
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under Section 39.918 of the Public Utility Regulatory Act, also referred to as temporary generation
TEEEF Rule	Texas Administrative Code, Title 16, Section 25.56, which became effective January 8, 2025 and was further amended on February 6, 2025
Texas RE	Texas Reliability Entity
Transition Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
TSA	Transportation Security Administration
USW	United Steelworkers Union
UWUA	Utility Workers Union of America
Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren
Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019, and, after the Restructuring, is held indirectly by CenterPoint Energy through Vectren Affiliated Utilities, Inc.

Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets.
VRP	Voluntary Remediation Program
WBD	Warner Bros. Discovery, Inc.
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of December 31, 2025 and December 31, 2024, consisted of AT&T Common, Charter Common and WBD Common
2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024
2026 Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
2026 Convertible Notes Indenture	Indenture dated as of August 4, 2023 by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee, as supplemented
2028 Convertible Notes	CenterPoint Energy’s 3.00% Convertible Senior Notes due 2028
2028 Convertible Notes Indenture	Indenture, dated as of July 31, 2025, by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee

i

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

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, other than as required under applicable securities laws, the Registrants undertake no obligation to update or revise any forward-looking statements.

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

Risk Factors Affecting Operations

Electric Transmission, Distribution and Generation (CenterPoint Energy and Houston Electric)

•Disruptions at third-party or Indiana Electric’s power generation facilities, generation inadequacy, directives issued by regulatory authorities or other matters could cause interruptions in Houston Electric’s and Indiana Electric’s ability to provide transmission and distribution services and Houston Electric and Indiana Electric may not be able to promptly respond, repair and restart their facilities, which could adversely affect their businesses, financial condition, results of operations and cash flows.
•Indiana Electric’s execution of its generation transition plan is subject to various risks, including timely recovery of capital investments and increased costs and risks related to the timing and cost of development and/or construction of new generation facilities.
•Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in payments of these receivables could adversely affect Houston Electric’s business, financial condition, results of operations and cash flows.
•Houston Electric’s use of TEEEF is subject to various risks, potential performance issues and allegations about Houston Electric’s procurement and deployment of the resources (including the planning, execution and effectiveness of the same), regulatory and environmental requirements, and timely recovery of capital.

Natural Gas (CenterPoint Energy and CERC)

•Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for our natural gas business customers.
•We are subject to fluctuations in natural gas prices, which could affect the ability of our suppliers and customers to meet their obligations or may impact our operations, which could adversely affect our business, financial condition, results of operations and cash flows.
•Our natural gas businesses must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on our businesses, financial condition, results of operations and cash flows.

Risk Factors Affecting Regulatory, Environmental and Legal Risks

•Rate regulation of the Registrants’ electric and natural gas businesses may delay or deny their ability to earn an expected return and fully and timely recover their costs.
•Our successful execution and completion of capital projects and programs, including those within our 10-year capital plan, are subject to substantial risks, and our business, financial condition, results of operations and cash flows could be materially affected should such efforts not be executed and completed as planned.
•We are involved in numerous legal proceedings, the outcomes of which are uncertain, and resolutions adverse to us could negatively affect our financial results.
•Negative opinions of CenterPoint Energy from customers, investors, legislators, regulators, creditors, rating agencies and other stakeholders relating to actual or perceived system reliability and safety, the speed of our response to service interruptions, rates and customer affordability, our ability to successfully execute our capital plan, media coverage and actions by third parties, could harm our reputation and have an adverse impact on our business, financial condition, results of operations and cash flows.
•We are subject to operational and financial risks and liabilities arising from environmental laws and regulations, including regulation of CCR, federal and state climate change legislation and regulation and certain local initiatives that seek to limit fossil fuel usage.
•CenterPoint Energy is subject to operational and financial risks and liabilities associated with its sustainability and related activities, including the implementation of and efforts to achieve its energy transition goals.
•We are subject to extensive regulation, which could result in higher costs for system improvements, as well as fines or other sanctions.

Risk Factors Affecting Financial, Economic and Market Risks

•Disruptions to the global supply chain, inflation, labor shortages and scarcity of certain materials may impact our operations, which could have an adverse impact on our ability to execute our capital plan and on our business, financial condition, results of operations and cash flows.
•If we are unable to arrange future financings on acceptable terms, our ability to finance our capital expenditures and operations or refinance outstanding indebtedness could be limited.
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
•If CenterPoint Energy redeems the ZENS prior to their maturity in 2029, its ultimate tax liability and redemption payments may result in significant cash payments, which would adversely impact its cash flows and liquidity. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows and liquidity.

Risk Factors Affecting Safety and Security Risks

•The Registrants’ businesses have safety risks.
•Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our business, financial condition, results of operations and cash flows.
•We may not be successful in our adoption, development and deployment of AI, which could adversely affect our business, reputation or financial results.

General and Other Risks

•Our revenues and results of operations are seasonal.
•Severe weather events, natural disasters and other climate-related impacts could adversely impact our businesses, financial condition, results of operations and cash flows.
•We are exposed to risks related to changes in demand and energy consumption that could adversely impact our business, financial condition, results of operations and cash flows.
•Our business, financial condition, results of operations and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.
•Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.
•Our businesses will continue to have to adapt to, implement and integrate technological change and may not be successful implementing such technological change as designed or may have to make significant investments to adapt to and integrate technological change.

PART I

Item 1.Business

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf. No Registrant makes any representation as to information relating to the other Registrants or the subsidiaries of CenterPoint Energy, Inc. other than itself or its subsidiaries. Except as discussed in Note 12 to the consolidated financial statements, no Registrant has an obligation in respect of any other Registrant’s debt securities, and holders of such debt securities should not consider the financial resources or results of operations of any Registrant other than the obligor in making a decision with respect to such securities.

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

As of December 31, 2025, CenterPoint Energy’s indirect, wholly-owned operating subsidiaries included:

•Houston Electric, which provides electric transmission service to transmission service customers in the ERCOT region and distribution service to REPs serving the Texas Gulf Coast area that includes the city of Houston.

•CERC Corp., which (i) directly owns and operates natural gas distribution systems in Minnesota and Texas, (ii) indirectly, through Indiana Gas and CEOH, owns and operates natural gas distribution systems in Indiana and Ohio, respectively, and (iii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; and

•SIGECO, which provides energy delivery services to electric and natural gas customers located in and near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.

As of December 31, 2025, CenterPoint Energy’s reportable segments were Electric, Natural Gas and Corporate and Other. Houston Electric and CERC each consist of one reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 16. For a discussion of net income by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Reportable Segment” in Item 7 of Part II of this report.

On March 7, 2025, SIGECO acquired 100% of the equity interests in Posey Solar, which was constructing a 191 MW solar array in Posey County, Indiana, for approximately $357 million. On March 31, 2025, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of its Louisiana and Mississippi natural gas LDC businesses for approximately $1.2 billion. On October 20, 2025, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH for total consideration of approximately $2.62 billion, which is comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the transaction; and (ii) a 364-day seller promissory note, in the original principal amount of $1.2 billion, to be issued by NFGC at the closing of the transaction and payable to CERC Corp. as provided by the terms and conditions of the Seller Note Agreement. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4 to the consolidated financial statements.

The Registrants’ principal executive offices are located at 1111 Louisiana Street, Houston, Texas 77002 (telephone number: 713-207-1111).

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

•our Code of Ethics for our Chief Executive Officer and Senior Financial Officers;

•our Ethics and Compliance Code;

•our Supplier Code of Conduct;

•our Corporate Governance Guidelines; and

•the charters of the Audit, Corporate Governance and Nominating, Human Capital and Compensation, and Safety and Operations committees of our Board.

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

Houston Electric (CenterPoint Energy and Houston Electric)

Houston Electric is a transmission and distribution electric utility that operates wholly within the state of Texas. Houston Electric does not make direct retail or wholesale sales of electric energy or own or operate any power generating facilities other than TEEEF.

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

TEEEF

As allowed by a law enacted by the Texas legislature after the February 2021 Winter Storm Event and amended in 2023, Houston Electric has entered into contractual arrangements to facilitate access to TEEEF units, both on a long-term basis and, to a limited extent, on a month-to-month basis, that can aid in restoring power to customers during certain significant power outages that are impacting its distribution system. In June 2025, Houston Electric entered into definitive documentation (the “ERCOT Transaction”), subject to PUCT approval, with relevant parties to release its 15 large 27 MW to 32 MW TEEEF units to the San Antonio area until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, during which Houston Electric will not receive revenue or profit from ERCOT and will also not charge Houston-area customers for these TEEEF units while they are in the San Antonio area serving ERCOT. In November 2025, Houston Electric proposed to release its five medium (5.7 MW) TEEEF units and to remove the associated lease costs from its rates effective January 1, 2026. On February 13, 2026, Houston Electric requested continued abatement until February 27, 2026 due to continued settlement discussions. As of December 31, 2025, Houston Electric leased 519 MW of TEEEF on a long-term basis. For more information, see Note 7 and Note 19 to the consolidated financial statements.

Bond Companies

Houston Electric has VIEs, including Transition Bond Company IV and Restoration Bond Company II, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or system restoration property through the issuance of transition bonds or system restoration bonds, and conducting activities incidental thereto. The Securitization Bonds are repaid through charges imposed on customers in Houston Electric’s service territory. On October 15, 2024, Transition Bond Company IV repaid in full its last outstanding transition bonds at maturity. For further discussion of the Securitization Bonds and the outstanding balances as of December 31, 2025 and 2024, see Note 12 to the consolidated financial statements.

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

The table below reflects the number of REPs and metered customers in Houston Electric’s service area as of December 31, 2025:

	REPs	Residential	Commercial/ Industrial	Total Customers
Texas Gulf Coast	67	2,544,880	314,433	2,859,313

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

Indiana Electric (CenterPoint Energy)

Indiana Electric consists of SIGECO’s electric transmission and distribution services, including its electric generation assets and wholesale power operations. The table below reflects the number of metered customers to whom Indiana Electric supplied electric service as of December 31, 2025:

	Residential	Commercial/Industrial	Total Customers
Southwestern Indiana	134,695	19,707	154,402

System Load

Total load and the related reserve margin at the time of the system summer peak on June 25, 2025 is presented below in MW, except for reserve margin at peak:

2025
Total load at peak	1,073

Generating capability	1,071
Purchase supply (effective capacity) (1)	263
Interruptible contracts & direct load control	14
Total power supply capacity	1,348
Reserve margin at peak	26%

(1)Total reflects long-term and short-term capacity contracts secured to meet MISO planning requirements.

The winter peak load for the 2024-2025 season of approximately 849 MW occurred on January 21, 2025.

Solar and Wind

Indiana Electric has entered into various PPAs to purchase solar power and wind power to meet its future generation needs as reported in the table below:

Power Type	Counterparty	Location	Date in Service/Expected Date in Service	Capacity (MW)	Term (in Years)
Wind	NextEra Energy, Inc.	Tama County, Iowa	2025	170	27
Solar	Origis	Knox County, Indiana	2026	150	20
Wind	NextEra Energy, Inc.	Knox County, Illinois	2026	147	25
				467

For further information about Indiana Electric’s solar power and wind power activities, see “Item 2. Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Coal Purchases

Coal for coal-fired generating stations has been supplied from operators of nearby coal mines as there are substantial coal reserves in the southern Indiana area. Major suppliers are those that account for greater than 10% of Indiana Electric’s coal purchases. For the year ended December 31, 2025, Sunrise LLC accounted for 100% of Indiana Electric’s coal purchases.

The table below presents information related to coal purchases during the year ended December 31, 2025 and coal inventory as of December 31, 2025:

(In tons, except average cost per ton)
Coal purchased for generating electricity	643,030
Coal inventory as of December 31, 2025	422,503
Average cost of coal per ton	$68.04

Firm Purchase Supply

Indiana Electric enters into long-term purchase supply agreements to meet its generation needs as disclosed below:

Fuel Type	Provider	Location	Contract Expiration	Capacity (MW)	Purchased in 2025 (in GWh)
Coal	OVEC (1)	Indiana and Ohio	2040	32	203
Wind	Benton County Wind Farm, LLC	Benton County, Indiana	2028	30	81
Wind	Fowler Ridge II Wind Farm, LLC	Benton/Tippecanoe Counties, Indiana	2029	50	129
Wind	Salt Creek Wind, LLC	Tama County, Iowa	2052	170	52
				282	465

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

MISO-related activity for the year ended December 31, 2025 was as follows:

In GWh
Net purchases (1)	3,007
Net sales (2)	2

(1)Represents intervals when purchases from the MISO were in excess of generation sold to the MISO.
(2)Represents intervals when sales to the MISO were in excess of purchases from the MISO.

Interconnections

As of December 31, 2025, Indiana Electric had interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc. and Big Rivers Electric Corporation providing the ability to simultaneously interchange approximately 660 MW during peak load periods. Indiana Electric, as required as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets to the MISO. Indiana Electric, in conjunction with the MISO, must operate the bulk electric transmission system in accordance with NERC Reliability Standards. As a result, interchange capability varies based on regional transmission system configuration, generation dispatch, seasonal facility ratings and other factors. Indiana Electric is in compliance with reliability standards promulgated by NERC.

SIGECO Securitization Subsidiary

SIGECO has a VIE, SIGECO Securitization Subsidiary, which is consolidated. This consolidated VIE is a wholly-owned, bankruptcy-remote, special purpose entity that was formed solely for the purpose of facilitating the securitization financing of qualified costs. The obligations of the SIGECO Securitization Bonds are repaid through charges imposed on customers in Indiana Electric’s service territory. For further discussion of the SIGECO Securitization Bonds and the outstanding balance as of December 31, 2025, see Note 12 to the consolidated financial statements.

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

Natural Gas (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s natural gas distribution businesses engage in regulated intrastate natural gas sales to, and natural gas transportation and storage for, residential, commercial, industrial and transportation customers. CenterPoint Energy’s and CERC’s natural gas distribution businesses provide permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. CenterPoint Energy’s and CERC’s natural gas distribution businesses also provided services in Minnesota consisting of residential appliance repair and maintenance services along with HVAC equipment sales. Additionally, CenterPoint Energy and CERC’s natural gas distribution businesses provided home repair protection plans to natural gas customers in Indiana, Ohio and Texas through a third party as of December 31, 2025.

For information regarding the properties of the Natural Gas reportable segment, read “Properties — Natural Gas (CenterPoint Energy and CERC)” in Item 2 of this report, which information is incorporated herein by reference.

On March 31, 2025, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of its Louisiana and Mississippi natural gas LDC businesses. On October 20, 2025, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH for total consideration of approximately $2.62 billion, which is comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the transaction; and (ii) a 364-day seller promissory note, in the original principal amount of $1.2 billion, to be issued by NFGC at the closing of the transaction and payable to CERC Corp. as provided by the terms and conditions of the Seller Note Agreement. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4 to the consolidated financial statements.

Customers

The table below reflects the number of CenterPoint Energy’s and CERC’s natural gas distribution business customers by state as of December 31, 2025:

	Residential	Commercial/ Industrial/Transportation	Total Customers
Indiana (Indiana Gas)	613,299	55,996	669,295
Minnesota	865,667	73,063	938,730
Ohio	312,131	24,711	336,842
Texas	1,843,325	124,730	1,968,055
Total CERC Natural Gas	3,634,422	278,500	3,912,922
Indiana (SIGECO)	105,497	10,666	116,163
Total CenterPoint Energy Natural Gas	3,739,919	289,166	4,029,085

The largest metropolitan areas served in each state were Houston, Texas; Minneapolis, Minnesota; Evansville, Indiana; and Dayton, Ohio.

The table below reflects the percentage of total throughput by customer type for the year ended December 31, 2025:

	CenterPoint Energy	CERC
Residential	34%	36%
Commercial/Industrial and Transportation	66%	64%
Total Throughput	100%	100%

Seasonality

The demand for natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal and affected by variations in weather conditions. In 2025, approximately 68% and 69% of the total throughput for CenterPoint Energy’s and CERC’s natural gas distribution businesses, respectively, occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Supply and Transportation

In 2025, CenterPoint Energy’s natural gas distribution businesses purchased virtually all of their natural gas supply pursuant to contracts with remaining terms varying from a few months to three years. Major suppliers are those that account for greater than 10% of CenterPoint Energy’s or CERC’s annual natural gas supply purchases.

Major suppliers of natural gas for the year ended December 31, 2025 were as follows:

	CenterPoint Energy	CERC
Tenaska Marketing Ventures, LLC	32%	30%
Macquarie Energy, LLC	12%	13%
BP Energy Company	8%	8%
Total of major suppliers	52%	51%

Numerous other suppliers provided the remainder of CenterPoint Energy’s and CERC’s natural gas supply requirements.

CenterPoint Energy’s and CERC’s natural gas distribution businesses transport their natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one to fifteen years. CenterPoint Energy’s and CERC’s natural gas distribution businesses anticipate that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

CenterPoint Energy’s and CERC’s natural gas distribution businesses actively engage in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of their state regulatory authorities. These price stabilization activities include use of storage gas and contractually establishing structured prices (e.g., fixed price, costless collars and caps) with CenterPoint Energy’s and CERC’s natural gas distribution business’ physical gas suppliers. Their gas supply plans generally call for 50–70% of normal winter supplies to be stabilized in some fashion.

The regulations of the states in which CenterPoint Energy’s and CERC’s natural gas distribution businesses operate allow them to pass through changes in the cost of natural gas, including savings and costs of financial derivatives associated with the index-priced physical supply, to their customers under purchased gas adjustment provisions in their tariffs. Depending upon the jurisdiction, the purchased gas adjustment factors are updated periodically, ranging from monthly to semi-annually. The changes in the cost of gas billed to customers are subject to review by the applicable regulatory bodies.

CenterPoint Energy’s and CERC’s natural gas distribution businesses use various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. CenterPoint Energy’s and CERC’s natural gas distribution businesses may also supplement contracted supplies and storage from time to time with stored LNG and propane-air plant production.

On an ongoing basis, CenterPoint Energy’s and CERC’s natural gas distribution businesses enter into contracts to provide sufficient supplies and pipeline capacity to meet their customer requirements. However, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.

CenterPoint Energy’s and CERC’s natural gas distribution businesses continue to utilize AMAs associated with their utility distribution service in Indiana, Minnesota and Texas. Generally, AMAs are contracts between CenterPoint Energy’s and CERC’s natural gas distribution businesses and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, CenterPoint Energy’s and CERC’s natural gas distribution businesses agree to release transportation and storage capacity to other parties to manage natural gas storage, supply and delivery arrangements for CenterPoint Energy’s and CERC’s natural gas distribution businesses and to use the released capacity for other purposes when it is not needed for CenterPoint Energy’s and CERC’s natural gas distribution businesses. CenterPoint Energy’s and CERC’s natural gas distribution businesses may receive compensation from the asset manager through payments made over the life of the AMAs. CenterPoint Energy’s and CERC’s natural gas distribution businesses have an obligation to purchase their winter storage requirements that have been released to the asset manager under these AMAs. The AMAs have varying terms, the longest of which expires in 2029. Pursuant to the provisions of the agreements, CenterPoint Energy’s and CERC’s natural gas distribution businesses either sell natural gas to the asset manager and agree to repurchase an equivalent amount of natural gas throughout the year at the same cost, or simply purchases its full natural gas requirements at each delivery point from the asset manager. Each of CenterPoint Energy and CERC had no amounts outstanding under these AMAs as of December 31, 2025 and 2024.

Competition

CenterPoint Energy’s and CERC’s natural gas distribution businesses compete primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end users. In addition, as a result of federal regulations affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass CenterPoint Energy’s and CERC’s natural gas distribution business’ facilities and market, sell and/or transport natural gas directly to commercial and industrial customers.

Franchises

In almost all communities in which CenterPoint Energy’s and CERC’s natural gas distribution businesses provide natural gas distribution services, they operate under franchises, certificates or licenses obtained from state and local authorities. The original terms of the franchises, with various expiration dates, typically range from 10 to 30 years. CenterPoint Energy’s and CERC’s natural gas distribution businesses expect to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

Corporate and Other (CenterPoint Energy)

CenterPoint Energy’s Corporate and Other reportable segment consists of corporate support operations that support CenterPoint Energy’s business operations and also includes office buildings and other real estate used for business operations. CenterPoint Energy’s Corporate and Other reportable segment also consisted of energy performance contracting and sustainable infrastructure services by Energy Systems Group through June 30, 2023, the date of the sale of Energy Systems Group. For additional information on the sale of Energy Systems Group, see Note 4 to the consolidated financial statements.

REGULATION

The Registrants are subject to regulation by various federal, state and local governmental agencies, including the regulations described below. The following discussion is based on regulation in the Registrants’ businesses as of December 31, 2025.

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

The FPA also provides that, whenever the Secretary of the U.S. Department of Energy determines that an emergency exists by reason of a sudden increase in the demand for electric energy, or a shortage of electric energy or of facilities for the generation or transmission of electric energy, then the Secretary of the U.S. Department of Energy has the authority to require by order such temporary connections of facilities and such generation, delivery, interchange or transmission of electric energy as in the Secretary’s judgment will best meet the demands of the emergency and serve the public interest.

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

In ERCOT, end users purchase their electricity directly from certificated REPs. Houston Electric’s distribution rates charged to REPs for residential and small commercial customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of large commercial and industrial customers are primarily based on peak demand. All REPs in Houston Electric’s service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge may include the transmission and distribution rate (which includes municipal franchise fees), a DCRF mechanism for recovery of incremental distribution-invested capital above that which is already reflected in the base distribution rate, a TEEEF mechanism for recovery of costs associated with leasing and operating certain TEEEF, a TCRF mechanism for recovery of approved wholesale transmission cost changes billed by a transmission service provider, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an EECRF charge, and charges associated with securitization of regulatory assets, stranded costs and restoration costs. Transmission rates charged to distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay Houston Electric the same rates and other charges for transmission services.

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

State and Local Regulation – Electric Generation (CenterPoint Energy)

The energy and capacity secured from Indiana Electric’s available generation resources are utilized primarily to serve the needs of retail electric customers residing within Indiana Electric’s franchised service territory. The expenses and capital investments associated with operating Indiana Electric’s generation facilities are recovered through IURC-approved base rates as well as periodic rate recovery mechanisms including the CECA, ECA, FAC, MCRA, and RCRA mechanism. Costs that are deemed unreasonable or imprudent by the IURC may not be recoverable through retail electric rates. Indiana Electric also receives revenues from the MISO to compensate it for benefits the generation facilities provide to the transmission system.

Proceeds from the sales of energy from Indiana Electric’s generation facilities that exceed the requirements of retail customers are provided to retail electric customers.

The generation facilities owned and operated by Indiana Electric are subject to various environmental regulations enforced by the EPA and the IDEM. Operations of Indiana Electric’s generation facilities are subject to regulation by the EPA and the IDEM as it pertains to water quality, waste disposal and air emissions from the generation facilities. For further discussion, see “Our Business — Environmental Matters” below.

For a discussion of Indiana Electric’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

State and Local Regulation – Natural Gas (CenterPoint Energy and CERC)

In almost all communities in which CenterPoint Energy’s and CERC’s natural gas distribution businesses provide natural gas distribution services, they operate under franchises, certificates or licenses obtained from state and local authorities. The original terms of the franchises, with various expiration dates, typically range from 10 to 30 years. CenterPoint Energy’s and CERC’s natural gas distribution businesses expect to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

Substantially all of CenterPoint Energy’s and CERC’s natural gas distribution businesses are subject to cost-of-service rate regulation by the relevant state public utility commissions and, in Texas, by those municipalities that have retained original jurisdiction. In certain of the jurisdictions in which they operate, CenterPoint Energy’s and CERC’s natural gas distribution businesses have annual rate adjustment mechanisms that provide for changes in rates dependent upon certain changes in invested capital or actual margins realized.
For a discussion of certain of CenterPoint Energy’s and CERC’s natural gas distribution businesses’ ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Department of Transportation (CenterPoint Energy and CERC)
CenterPoint Energy and CERC are subject to regulation by PHMSA under the NGPSA and the HLPSA. The NGPSA delegated to PHMSA through DOT the authority to regulate gas pipelines. The HLPSA delegated to PHMSA through DOT the authority to develop, prescribe and enforce federal safety standards for the transportation of hazardous liquids by pipeline. Every four years PHMSA is up for reauthorization by the U.S. Congress and with that reauthorization comes changes to the legislative requirements that the U.S. Congress sets forth for the oversight of natural gas and hazardous liquid pipelines. In 2020, the PIPES Act was enacted. The PIPES Act reauthorized PHMSA through 2023 and imposed a few new mandates on the agency. The law establishes a PHMSA technology pilot, authorizes a new idled pipe operating status and contains process protections for operators during PHMSA enforcement proceedings. Section 114 of the PIPES Act is a self-mandating rule for natural gas pipeline operations like CERC’s that focuses on processes and procedures to eliminate or reduce emissions during normal operations. Further, Section 113 of the PIPES Act directed PHMSA to develop regulations to require natural gas pipeline operators to implement leak detection and repair programs, as well as requirements for mitigating emissions in operations. The PIPES Act of 2023 was approved by the House Transportation and Infrastructure Committee on December 6, 2023 to reauthorize PHMSA’s safety programs for the next four years. Final versions of the Section 113 Leak Detection and Repair, and Safety of Natural Gas Distribution Pipelines, 2020 PIPES Act rules remain frozen until a Department of Transportation appointee can review and proceed further.

In January 2021, PHMSA published a final rule amending the federal Pipeline Safety Regulations to ease regulatory burdens on the construction, operation, and maintenance of gas transmission, distribution, and gathering systems.

CenterPoint Energy and CERC anticipate that compliance with PHMSA’s regulations, performance of the remediation activities by CenterPoint Energy’s and CERC’s natural gas distribution businesses and intrastate pipelines, and verification of records on maximum allowable operating pressure will continue to require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with the DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs incurred. Implementation by PHMSA of the PIPES Act, in particular the final rule implementing Section 113, acts reauthorizing PHMSA or other future acts may result in other regulations or the reinterpretation of existing regulations that could impact compliance costs. In addition, CenterPoint Energy and CERC may be subject to the DOT’s enforcement actions and penalties if they fail to comply with pipeline regulations.

ENVIRONMENTAL MATTERS

The following discussion is based on environmental matters in the Registrants’ businesses as of December 31, 2025. The Registrants’ operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, electric transmission and distribution systems, steam electric and renewable generation systems and the facilities that support these systems, the Registrants must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact the Registrants’ business activities in many ways, including, but not limited to:

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

Our obligations associated with these requirements change as administrations change and as legislatures and regulators pass new laws and regulations and amend existing ones. Therefore, it is difficult to project future costs of compliance and their impact on competition. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and monitoring, and actual future expenditures may be different from the amounts currently anticipated. The Registrants try to anticipate future regulatory requirements that might be imposed and plan accordingly to maintain compliance with changing environmental laws and regulations.

Based on current regulatory requirements and interpretations, the Registrants do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on their business, financial position, results of operations or cash flows. In addition, the Registrants believe that their current environmental remediation activities will not materially interrupt or diminish their operational ability. The Registrants cannot provide assurances that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause them to incur significant costs. The following is a discussion of material current environmental issues, laws and regulations that relate to the Registrants’ operations. The Registrants believe that they are in substantial compliance with these environmental laws and regulations.

GHG Emissions and Climate Change-Related Regulation and Compliance (CenterPoint Energy)

The issue of climate change has received focus at the state, federal and international level. As a result, from time to time, regulatory agencies have considered the modification of existing laws or regulations or the adoption of new laws or regulations addressing the emissions of GHG and other climate change-related matters on the state, federal or international level. On

January 20, 2025, President Trump signed an executive order to withdraw the United States from the Paris Agreement (which took effect on January 27, 2026), marking a significant shift in U.S. climate policy; on January 7, 2026, it was announced that the United States will withdraw from the United Nations Framework Convention on Climate Change, a treaty that underpins international efforts on global climate; and on February 12, 2026, the EPA announced the finalization of a rule repealing the Endangerment Finding (defined below) as it relates to new motor vehicles. Accordingly, our obligations associated with GHG emissions and climate change-related matters change as administrations change and as legislatures and regulators pass new laws and regulations and amend existing ones.

The EPA released its initial GHG regulation for fossil fuel-fired electric generating units in 2015. In April 2024, the EPA finalized the current New Source Performance Standards for Greenhouse Gas Emissions from New, Modified, Reconstructed Fossil Fuel-Fired Units; and Repeal of the Affordable Clean Energy Rule, which applies new GHG performance standards for those existing coal-fired power plants expected to continue operation beyond December 31, 2029. The rule is currently being challenged by a variety of stakeholders in litigation before the Circuit Court of Appeals for the D.C. Circuit. In October 2024, the U.S. Supreme Court declined to stay the implementation of the rule while the rule is on judicial review. However, on June 17, 2025, the EPA proposed a rule to repeal GHG emission standards for fossil fuel-fired electric generating units, or in the alternative, to repeal a narrower set of requirements, including the emission guidelines for existing fossil fuel-fired steam electric generating units, the carbon capture and sequestration/storage (CCS)-based standards for coal-fired steam generating units undertaking a large modification and the CCS-based standards for new base load stationary combustion turbines. Additionally, the IRA established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain natural gas transmission facilities, the rules for which were finalized on November 18, 2024. However, on March 14, 2025, President Trump signed a Congressional Review Act resolution disapproving the EPA’s final rule, thereby prohibiting the rule from taking effect, and the OBBBA postponed the imposition of the methane emissions charge to 2034. On September 16, 2025, the EPA proposed a rule to end the Greenhouse Gas Reporting Program (“GHGRP”) for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposed rule). Reporting for petroleum and natural gas systems under the GHGRP would be deferred until 2034 under the proposal. On February 12, 2026, the EPA announced the repeal of the 2009 “Endangerment Finding” under the Clean Air Act, which found that GHG emissions endanger the public health and welfare of current and future generations and that emissions of GHGs from motor vehicles contribute to GHG pollution. The repeal calls into question the EPA’s authority to regulate GHG emissions, as well as the EPA’s prior scientific assessment of climate change risks. Litigation regarding the repeal is anticipated and it is unclear how the repeal will impact the EPA’s regulation of GHG emissions going forward. On March 6, 2024, the SEC adopted final rules to require disclosure of certain climate-related information in registration statements and annual reports. Litigation challenging the rule was filed by multiple parties in multiple jurisdictions, which have been consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On September 12, 2025, the U.S. Court of Appeals issued an order to hold the petitions challenging the climate disclosure rules in abeyance pending further action by the SEC.

CenterPoint Energy has adopted energy transition goals. Because Texas is an unregulated market, CenterPoint Energy’s Scope 2 emissions estimates do not take into account Texas electric transmission and distribution assets in the line loss calculation and, in addition, exclude emissions related to purchased power in Indiana between 2024 and 2026 as estimated. CenterPoint Energy’s Scope 3 emissions estimates are based on the total natural gas supply delivered to residential and commercial customers as reported in the U.S. Energy Information Administration (EIA) Form EIA-176 reports and do not take into account the emissions of transport customers and emissions related to upstream extraction. These energy transition goals are expected to be used to position CenterPoint Energy to comply with regulatory requirements from any future administrations to further reduce GHG emissions. For more information regarding CenterPoint Energy’s energy transition goals and their related risks, see “Risk Factors — Risk Factors Affecting Regulatory, Environmental and Legal Risks — CenterPoint Energy is subject to operational and financial risks ...” CenterPoint Energy’s energy transition goals are aligned with Indiana Electric’s generation transition plan and are expected to position Indiana Electric to comply with future regulatory requirements related to GHG emissions reductions. Houston Electric, in contrast to some electric utilities including Indiana Electric, does not generate electricity, other than through TEEEF, and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity. Nevertheless, Houston Electric’s and Indiana Electric’s revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within their respective service territories. Likewise, incentives to conserve energy or to use energy sources other than natural gas could result in a decrease in demand for the Registrants’ services. Further, our third-party suppliers, vendors and partners may also be impacted by climate change laws and regulations, which could impact CenterPoint Energy’s business by, among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to CenterPoint Energy. Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics relative to other fossil fuels would be expected to benefit CenterPoint Energy and CERC and their natural gas-related businesses. At this time, however, we cannot quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on the Registrants’ businesses.

Compliance costs and other effects associated with climate change, reductions in GHG emissions and obtaining renewable energy sources remain uncertain. Significant changes in policy due to administration change can create regulatory uncertainty. For example, the repeal of the Endangerment Finding could lead to a patchwork of conflicting state superfund laws and state regulation relating to climate change and GHG emissions. Although the amount of compliance costs remains uncertain, any new regulation or legislation relating to climate change will likely result in an increase in compliance costs. For example, CenterPoint Energy’s and CERC’s revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or would have the effect of reducing the consumption of natural gas. While the requirements of a federal or state rule remain uncertain, CenterPoint Energy will continue to monitor regulatory activity regarding GHG emission standards that may affect its business. Currently, CenterPoint Energy does not purchase carbon credits. In connection with its energy transition goals, CenterPoint Energy expects to purchase carbon credits in the future; however, CenterPoint Energy does not currently expect the number of credits, or cost for those credits, to be material.

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

Waters of the United States

On May 25, 2023, the U.S. Supreme Court issued a decision limiting the scope of federal jurisdiction over wetlands in the case of Sackett v. Environmental Protection Agency, and on August 29, 2023, the EPA issued a final rule that sought to conform with the U.S. Supreme Court decision. As a result of ongoing rulemaking litigation, the Registrants’ operations in all states with the exception of Minnesota fall under the pre-2015 regulatory regime consistent with the Supreme Court decision in Sackett, while operations in Minnesota fall under the 2023 rule, as amended. However, on November 17, 2025, the EPA announced a proposed rule that seeks to further clarify the definition of “Waters of the United States.” CenterPoint Energy is unable to predict the outcome of current or future litigation or regulatory proceedings, but does not expect a material impact on its operations relating to these rules. CenterPoint Energy will continue to monitor regulatory and legal developments relating to the Clean Water Act that may affect its business.

ELG

In 2015, the EPA finalized revisions to the existing steam electric wastewater discharge standards, which set more stringent wastewater discharge limits and effectively prohibited further wet disposal of coal ash in ash ponds. In February 2019, the IURC approved Indiana Electric’s ELG Compliance Plan for its F.B. Culley Generating Station, which was completed in compliance with the requirements of ELG. On April 25, 2024, the EPA released its final Supplemental ELG and Standards for the Steam Electric Generating Point Source Category, and on December 31, 2025, the EPA published its final rule further extending the applicable compliance deadlines. The Registrants currently anticipate that they will be in compliance with the Supplemental ELG Guidelines and any extensions thereto at the Culley facility due to previous wastewater treatment upgrades.

Cooling Water Intake Structures

Section 316 of the federal Clean Water Act requires steam electric generating facilities use “best technology available” to minimize adverse environmental impacts on a body of water. In May 2014, the EPA finalized a regulation requiring installation of “best technology available” to mitigate impingement and entrainment of aquatic species in cooling water intake structures. Indiana Electric has completed the required ecological studies and anticipates timely compliance at its F.B. Culley facility in accordance with deadlines to be established by IDEM.

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

Coal Ash

In 2015, the EPA finalized the CCR Rule. Indiana Electric historically operated three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility; these ash ponds are no longer in operation. Both the Culley East and A.B. Brown facility have been taken out of service and closure activities continue. The Culley West pond closure activities were completed in December 2020. For further discussion about Indiana Electric’s ash ponds, see Note 14(c) to the consolidated financial statements.

On April 25, 2024, the EPA released its final Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals from Electric Utilities; Legacy CCR Surface Impoundments rule (CCR Legacy Rule), which was published in the federal register in May 2024. The CCR Legacy Rule requires companies to investigate previously closed impoundments that were used historically for ash disposal or locations which have had ash placed on them in amounts set forth in the CCR Legacy Rule. The Registrants have completed their preliminary review of potential sites that will require further investigation under the CCR Legacy Rule and identified certain sites in Indiana for further evaluation. For further discussion about Indiana Electric’s sites identified pursuant to the CCR Legacy Rule, see Note 14(c) to the consolidated financial statements.

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

Liability for Preexisting Conditions

For information about preexisting environmental matters, see Note 14(c) to the consolidated financial statements.

HUMAN CAPITAL

CenterPoint Energy believes its employees are its greatest asset, and their unique skills, knowledge, experience and backgrounds are critical to safely and reliably delivering electricity and natural gas to CenterPoint Energy’s customers across its service territories. CenterPoint Energy’s core values—safety, integrity, accountability, initiative and respect—guide how it makes decisions and provide the foundation for a strong culture of ethics where employees are responsible for upholding these values and following CenterPoint Energy’s Ethics and Compliance Code.

The following table sets forth the number of employees by Registrant and reportable segment as of December 31, 2025:

	Number of Employees			Number of Employees Represented by Collective Bargaining Groups
Reportable Segment	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Electric	3,516	3,153	—	1,896	1,705	—
Natural Gas	3,259	—	2,984	1,703	—	1,613
Corporate and Other (1)	2,019	—	—	113	—	—
Total	8,794	3,153	2,984	3,712	1,705	1,613
(1)Employees in the Corporate and Other reportable segment provide services to the Electric and Natural Gas reportable segments and the costs of these services have been charged directly to the Electric and Natural Gas reportable segments using assignment methods that management believes are reasonable. For further information, see Note 18 to the consolidated financial statements.

CenterPoint Energy’s workforce includes 3,712 employees represented by collective bargaining agreements. For information about the status of collective bargaining agreements, see Note 8(j) to the consolidated financial statements.

Talent Attraction, Development and Retention. CenterPoint Energy’s human capital priorities include attracting, retaining and developing high performing talent through its talent management activities. CenterPoint Energy endeavors to attract quality candidates through its recruitment and selection processes. CenterPoint Energy seeks to recruit qualified employees regardless of race, gender, color, sexual orientation, age, religion, national origin, or physical or mental disability. The CenterPoint Energy talent acquisition team engages with college campuses to create awareness of opportunities in engineering, finance and technical occupations, and maintains relationships with student organizations across CenterPoint Energy’s service territories. CenterPoint Energy also maintains internship and apprenticeship programs that are designed to provide real-world experience, training and mentoring to interns and apprentices. Additionally, CenterPoint Energy works with other energy utility companies, associations, unions, educators and business partners to support workforce readiness and long-term talent development in the energy industry.

CenterPoint Energy’s strategy to attract, retain and develop its employees combines talent discussions and succession planning as essential elements of workforce planning and development. To support its commitment to delivering electricity and natural gas safely and reliably, CenterPoint Energy focuses on the continued development of its greatest assets, its employees, to build a sustainable leadership pipeline. To meet the business’ future needs, CenterPoint Energy’s goal is to create great leaders capable of developing their employees, while supporting the business’ goals and maintaining a high-performing workforce through employee engagement and workplace culture. CenterPoint Energy has a number of tools for leadership and employee development that expand opportunities available to employees. For example, CenterPoint Energy maintains a corporate university that offers a variety of content and resources to employees, including instructor-led and on-demand learning, to help meet employees’ needs for professional, leadership and business unit-specific development. Additionally, CenterPoint Energy conducts regular talent discussions, including succession planning with various levels of leadership, to provide business continuity and identify its future leaders and opportunities. CenterPoint Energy invests in employee development throughout the year to align individual performance to business needs, drive development planning and support career progression. CenterPoint Energy’s progress is reviewed regularly for continued improvement.

Engagement. CenterPoint Energy is dedicated to advancing an open and high-performing work environment where business results are achieved through the experience, skills, abilities and talents of the whole workforce. CenterPoint Energy aims to create a workplace where every employee is engaged, aligned with our values, strategy, goals and priorities, and understands how each person contributes to CenterPoint Energy’s long-term performance. In 2025, CenterPoint Energy’s senior leadership team conducted an employee engagement survey and held quarterly town hall meetings with employees to share key company updates, with employees across CenterPoint Energy participating in person or via video conference.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
(as of February 13, 2026)

Name	Age	Title
Jason P. Wells	48	Chair of the Board, President and Chief Executive Officer
Christopher A. Foster	47	Executive Vice President and Chief Financial Officer
Monica Karuturi	47	Executive Vice President and General Counsel
Jason M. Ryan	50	Executive Vice President, Regulatory Services and Government Affairs
Jesus Soto, Jr.	58	Executive Vice President and Chief Operating Officer

Jason P. Wells has served as Chair of the Board since October 8, 2025, and as President and Chief Executive Officer of CenterPoint Energy and a member of the Board since January 5, 2024. Previously he served as President and Chief Operating Officer of CenterPoint Energy from May 2023 to January 2024; as President, Chief Operating Officer and Chief Financial Officer of CenterPoint Energy from January 2023 to May 2023; and as Executive Vice President and Chief Financial Officer of CenterPoint Energy from September 2020 to December 2022. Prior to joining CenterPoint Energy, Mr. Wells served as Executive Vice President and Chief Financial Officer of PG&E Corporation, a publicly traded electric utility holding company serving customers in Northern and Central California through its subsidiary Pacific Gas and Electric Company, from June 2019 to September 2020. He previously served as Senior Vice President and Chief Financial Officer of PG&E Corporation from January 2016 to June 2019 and as Vice President, Business Finance of Pacific Gas and Electric Company from August 2013 to January 2016. PG&E Corporation filed Chapter 11 bankruptcy on January 29, 2019 and successfully emerged from bankruptcy on July 1, 2020. He also served in various finance and accounting roles of increasing responsibility at Pacific Gas and Electric Company. Mr. Wells earned his bachelor’s degree and master’s degree in accounting, both from the University of Florida. He is a certified public accountant (inactive). Mr. Wells serves on the Executive Committee and Board for the Greater Houston Partnership, the Advisory Board of the Kinder Institute for Urban Research at Rice University, and the Boards of Central Houston, Inc., M.D. Anderson Cancer Center, Performing Arts Houston and the United Way of Greater Houston.

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

Monica Karuturi has served as Executive Vice President and General Counsel of CenterPoint Energy since January 2022. She previously served as Senior Vice President and General Counsel from July 2020 to January 2022; as Vice President and Deputy General Counsel from April 2019 to July 2020; as Vice President and Associate General Counsel - Corporate and Securities from October 2015 to April 2019; and as Associate General Counsel - Corporate from September 2014 to October 2015. Prior to joining CenterPoint Energy, Ms. Karuturi served as counsel for LyondellBasell Industries for corporate and finance matters and strategic transactions. Ms. Karuturi earned her bachelor’s degree from Brown University, master’s degree in health policy and management from Columbia University, and juris doctorate from Georgetown University Law Center. Ms. Karuturi was appointed as a Commissioner of the Texas Access to Justice Commission by the Texas Supreme Court in June 2015 and served in this capacity until June 2021. She was also appointed as Chair of the Houston Bar Foundation in 2021 and served until December 2024. She currently serves as a member of the Board of Directors of Nextpower Inc. and the Houston Zoo.

Jason M. Ryan has served as Executive Vice President, Regulatory Services and Government Affairs of CenterPoint Energy since January 2022. He previously served as Senior Vice President, Regulatory Services and Government Affairs from July 2020 to January 2022; as Senior Vice President and General Counsel from April 2019 to July 2020; as Senior Vice President, Regulatory and Government Affairs from February 2019 to April 2019; as Vice President of Regulatory and Government Affairs and Associate General Counsel from March 2017 to February 2019; and as Vice President and Associate General Counsel from September 2014 to March 2017. He was appointed to the Texas Diabetes Council by Texas Governor Perry in 2013 for a term ending in 2019, and he has since been reappointed by Texas Governor Abbott twice (most recently in 2025 for a term ending in 2031). Mr. Ryan earned his bachelor’s degree from the Texas McCombs School of Business and juris doctorate from the University of Texas School of Law. Mr. Ryan currently serves on the boards of the Lone Star Flight Museum and the Association of Electric Companies of Texas. He also serves on the executive committee of the legal committee of the American Gas Association.

Jesus Soto, Jr. has served as Executive Vice President, Chief Operating Officer of CenterPoint Energy since August 2025. Previously, he served as Executive Vice President, Utility Performance Solutions of Quanta Services, Inc., a publicly-traded energy infrastructure services company, from October 2023 to August 2025. He previously served as the Chief Operating Officer for Mears Group, Inc., a wholly-owned subsidiary of Quanta Services, Inc., from September 2019 to September 2023, and as Senior Vice President of Gas Operations for PG&E Corporation, a publicly traded electric utility holding company serving customers in Northern and Central California through its subsidiary Pacific Gas and Electric Company, from May 2012 to July 2019. Prior to joining PG&E Corporation, he served as Vice President of Operations Services and Vice President of Engineering and Construction for the Pipeline Group of El Paso Corporation, a former publicly traded natural gas and related energy products provider. Mr. Soto earned his bachelor's degree from the University of Texas at El Paso, his master's degree in civil engineering from Texas A&M University, and his master's degree in business administration from the University of Phoenix. Mr. Soto serves on the Board of Directors of GTI Energy, an energy technology development and training company, and as Chair of the Industry Pipeline Safety Management Systems Team of the American Petroleum Institute.

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

Risk Factors Affecting Operations

Electric Transmission, Distribution and Generation (CenterPoint Energy and Houston Electric)

Disruptions at third-party or Indiana Electric’s power generation facilities, generation inadequacy, directives issued by regulatory authorities or other matters could cause interruptions in Houston Electric’s and Indiana Electric’s ability to provide transmission and distribution services and Houston Electric and Indiana Electric may not be able to promptly respond, repair and restart their facilities, which could adversely affect their businesses, financial condition, results of operations and cash flows.

Houston Electric owns the transmission and distribution infrastructure in its service territory that delivers electric power to its customers, but it does not own or operate any bulk power generation facilities. Indiana Electric owns and operates power generation facilities in addition to the transmission and distribution infrastructure in its service territory. Both Houston Electric and Indiana Electric must follow the directives issued by their independent system operator, ERCOT and MISO, respectively. ERCOT and MISO have in the past and may in the future issue directives requiring members to implement controlled outages as a result of an emergency or reliability issues. Houston Electric has faced and may in the future face challenges to its planning and preparation for such directives and its implementation of Load Shed, including, for example, allegations that it had discretion as to how to Load Shed and which customers experienced outages and the duration of those outages. As a result, claims and lawsuits could be filed against CenterPoint Energy for personal injury, property damage or other damage or loss as a result of its Load Shed planning, preparation, implementation, and decisions in order to meet the directives of ERCOT and MISO, respectively. For example, during the February 2021 Winter Storm Event, the ERCOT regulated Texas electric system experienced an unprecedented power generation shortage as the amount of electricity generated by the state’s power generation companies was insufficient to meet the amount demanded by customers. This resulted in ERCOT directing TDUs to significantly Load Shed, which caused customer outages across the ERCOT electric grid of Texas, including in Houston Electric’s service territory. CenterPoint Energy received various claims and lawsuits with respect to the February 2021 Winter Storm Event, alleging, among other things, wrongful death, personal injury, property damage and other injuries and damages. See Note 7 to the consolidated financial statements and “— Houston Electric’s use of TEEEF ...” for further information. If power generation capacity is severely disrupted or is inadequate for any reason in the future or in the event of significant system disturbances, Houston Electric’s or Indiana Electric’s transmission and distribution services may be diminished, interrupted or halted, which could lead to prolonged customer outages, and Houston Electric and Indiana Electric may not be able to promptly repair and restart their facilities, which could adversely affect our businesses, financial condition, results of operations and cash flows. Further, as with the lawsuits filed in the aftermath of the February 2021 Winter Storm Event, claims and lawsuits could be filed against the Registrants, which could also adversely affect our business, financial condition, and results of operations.

Additionally, Indiana Electric’s generating facilities are subject to operational risks, and Houston Electric and Indiana Electric are subject to risk relating to the generating facilities that supply the power transmitted by Houston Electric and Indiana Electric; these risks have in the past and may in the future result in service interruptions and unscheduled outages, unanticipated operation and maintenance expenses, reputational harm and increased purchase power costs. For example, in June 2022, F.B. Culley Unit 3, a coal-fired generation unit, experienced a boiler feed pump turbine failure that caused the unit to be out of service for nearly nine months. In this time frame, CenterPoint Energy purchased energy on the open market. Such open market purchases have and may again result in increased costs and have an adverse impact on our business, financial condition, results of operations and cash flows. Further, Indiana Electric is party to a number of PPAs with third parties. Indiana Electric’s operations may be disrupted or otherwise insufficient if third parties do not deliver required power under our PPAs. These risks can arise from circumstances such as facility shutdowns or malfunctions due to equipment failure or operator or other human error; aging infrastructure; interruption of fuel supply or increased prices of fuel as a result of, among other things, contract expirations, inflation and/or tariffs; disruptions in the production or delivery of electricity; inability to comply with regulatory or permit requirements; governmental action; labor disputes; severe weather; natural disasters; or cyberattacks, all of which could adversely affect Indiana Electric’s and Houston Electric’s businesses, including their financial condition, results of operations and cash flows. Further, Indiana Electric currently relies on coal for a portion of its generation capacity. Indiana Electric purchases the majority of its coal supply, and in 2025 purchased all of its coal supply, from a single, unrelated party and, although the coal supply is under long-term contract, the loss of this supplier or transportation interruptions could adversely affect its ability to deliver electricity to its customers and adversely impact Indiana Electric’s business, financial condition, results of operations and cash flows. Future labor shortages in the coal industry as well as coal supply shortages (such as those experienced by Indiana Electric in 2021 and part of 2022), may lead to increased cost and have an adverse impact on our business, financial condition, results of operations and cash flows. Further, as Indiana Electric’s generating facilities may experience unanticipated disruptions as a result of renewable supply shortages, including, but not limited to, unfavorable wind and solar conditions such as cloudy or windless days, and such disruptions could adversely affect its ability to deliver electricity to its customers and adversely impact Indiana Electric’s business, financial condition, results of operations and cash flows.

The operations of Houston Electric and Indiana Electric are subject to the usual hazards associated with electricity transmission and distribution, including inclement or severe weather, natural disasters, including wildfires, mechanical failure, contact with electrified facilities by people, equipment, and debris, unscheduled downtime, equipment interruptions, loss or outage of key technology platforms or systems, contamination, remediation, explosions, fires, chemical spills, discharges or releases of toxic or hazardous substances and other environmental risks. Such hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, including loss of transmission and distribution lines and related equipment and environmental damage, and may result in suspension of operations, disruption of service to customers, prolonged outages and the imposition of civil or criminal penalties. For example, in 2024, Hurricane Beryl caused significant damage to Houston Electric’s electric delivery system and resulted in a substantial number of its customers being without power, many for extended periods of time. Although CenterPoint Energy currently maintains property and casualty insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover the costs associated with potential hazards incident to Houston Electric and Indiana Electric’s businesses, and there is no guarantee that the insurance that CenterPoint Energy currently maintains will continue to be available at rates we believe are reasonable.

Indiana Electric’s execution of its generation transition plan is subject to various risks, including timely recovery of capital investments and increased costs and risks related to the timing and cost of development and/or construction of new generation facilities.

Indiana requires each electric utility to develop and submit an IRP to the IURC every three years, unless extended, that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable, cost effective electric service for the next 20-year period. Indiana Electric has used past IRPs and will continue to use future IRPs to evaluate its mix of generation resources. Indiana Electric engages with the communities it serves, its regulators and third-parties in developing its generation transition plan. Recent IRPs, including the 2025 IRP, have identified preferred portfolios that include a wider mix of generating resources such as coal-fired generation, solar, wind, solar with storage and dispatchable natural gas combustion turbines. While the IURC does not approve or reject Indiana Electric’s IRP, the IURC does comment on the IRP. Indiana Electric is required to obtain a CPCN prior to constructing or acquiring generating resources. Indiana Electric also obtains IURC approval of PPAs and demand-side management plans to help support cost recovery.

Indiana Electric must manage several risks associated with its generation transition plan. The IURC may delay providing comments on an IRP, requiring Indiana Electric to either wait for comments or proceed to implement its IRP without IURC comments. The IURC comments may raise concerns with Indiana Electric’s IRP that make it difficult to obtain approval of the generation transition plan if not addressed. There is no guarantee that the IURC will approve Indiana Electric’s requests to implement part of its generation transition. If Indiana Electric fails to receive IURC approvals necessary to acquire the projects or resources identified in its IRP or if other governmental action is taken with respect to Indiana Electric’s generation resources or generation transition plan, Indiana Electric may not be able to implement its generation transition plan in a timely manner or at all. For example, while Indiana Electric’s 2025 IRP (similar to previous IRPs) preferred portfolios included the retirement of F.B. Culley Unit 2, a coal-fired generation unit, by the end of 2025, the U.S. Department of Energy issued emergency order 202(c) in December 2025 directing Indiana Electric to continue operating the unit through March 23, 2026. Additionally, changes in how renewable resources are accredited to meet MISO’s planning reserve margin requirement have made it less economic to pursue these resources. In connection with its IRPs, Indiana Electric’s determinations with respect to the appropriate mix of generation resources may change from plans that were previously announced. For example, while Indiana

Electric’s 2022/2023 IRP recommended the conversion of F.B. Culley Unit 3 from coal to natural gas by 2027, the 2025 IRP re-evaluated this conversion in light of customer affordability concerns, among other things, and deferred the decision regarding F.B. Culley Unit 3’s replacement to a future IRP. If Indiana Electric is unable to implement its generation transition plan, it may have an adverse effect on CenterPoint Energy’s ability to execute on its energy transition goals, execute on its growth strategy, achieve its financial goals, and otherwise impact its business, financial condition, results of operations and cash flows.

Even if a generation project is approved, risks associated with the development or construction of any new generation exist, including new legislation or governmental action restricting or delaying new generation, moratorium legislation, changes to trade practices (including tariffs, bans, retaliatory trade measures taken against the United States or related governmental action), changes to business practice manuals of MISO or corresponding impacts such as interconnection delays (which may be exacerbated by significant new load additions), the ability to procure resources needed to build at a reasonable cost, scarcity of resources and labor, the ability to appropriately estimate costs of new generation, the effects of potential construction delays, project scope changes, and cost overruns, cost of and ability to meet capacity requirements and related customer affordability considerations. For example, due to shifting market dynamics, changing project considerations such as substantial delays in commercial operation dates (due in part to MISO interconnection delays), cost increases and concerns about customer affordability, Indiana Electric terminated several wind and solar projects in 2025. If Indiana Electric is unable to meet its generation needs through development or acquisition of new generation, it would be required to buy the necessary capacity and electricity on the open market. Such open market purchases may result in increased costs and may have an adverse impact on our business, financial condition, results of operations and cash flows. If we are unable to complete or acquire such generation facilities or resources, or if they do not perform as anticipated, our business, financial condition, results of operations and cash flows may be adversely affected.

Houston Electric’s receivables are primarily concentrated in a small number of REPs, and any delay or default in payments of these receivables could adversely affect Houston Electric’s business, financial condition, results of operations and cash flows.

Houston Electric’s receivables from the distribution of electricity are collected from REPs that supply the electricity. As of December 31, 2025, Houston Electric provided electric delivery service to approximately 67 REPs. Adverse conditions, including, but not limited to, the February 2021 Winter Storm Event or other extreme weather (which may result in abnormal power prices), structural problems in the market served by ERCOT, the impact of public health events or similar occurrences, mismanagement by the REPs, inflation or financial difficulties of one or more REPs, have and may in the future impair the ability of these REPs to pay for Houston Electric’s services or cause them to delay such payments. Houston Electric depends on these REPs to remit payments on a timely basis. Applicable PUCT regulations significantly limit the extent to which Houston Electric can apply normal commercial terms to otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and Houston Electric thus remains at risk for payments relating to services provided prior to any shift to another REP or provider of last resort. Houston Electric’s PUCT-approved tariff outlines the remedies available to Houston Electric in the event that a REP defaults on amounts owed. Among the remedies available to Houston Electric are seeking recourse against any cash deposit, letter of credit, or surety bond provided by the REP or implementing mutually agreeable terms with the REP. Another remedy is to require that customers be shifted to another REP or a provider of last resort. Houston Electric thus incurs risk for payments related to services provided prior to the shift to another REP or the provider of last resort. A significant portion of Houston Electric’s billed receivables from REPs are due from affiliates of NRG and Vistra Energy Corp. Houston Electric’s aggregate billed receivables balance from REPs as of December 31, 2025 was $279 million. Approximately 37% and 23% of this amount was owed by affiliates of NRG and Vistra Energy Corp., respectively. Any delay or default in payment by REPs could adversely affect Houston Electric’s business, financial condition, results of operations and cash flows. If a REP was unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made regarding prior payments Houston Electric had received from such REP. For example, following the February 2021 Winter Storm Event, multiple REPs filed for bankruptcy. As of December 31, 2025 and 2024, as authorized by the PUCT, CenterPoint Energy and Houston Electric had a regulatory asset of $7 million and $8 million, respectively for bad debt expenses resulting from REPs’ defaults on their obligations to pay delivery charges to Houston Electric, net of collateral and recovery in rates. See “— Rate regulation of the Registrants’ electric ...” For further information on certain of Houston Electric’s ongoing regulatory proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report.

Houston Electric’s use of TEEEF is subject to various risks, potential performance issues and allegations about Houston Electric’s procurement and deployment of the resources (including the planning, execution and effectiveness of the same), regulatory and environmental requirements, and timely recovery of capital.

Following the February 2021 Winter Storm Event, the Texas legislature passed a law to allow TDUs, such as Houston Electric, to lease and temporarily operate TEEEF during widespread power outages where ERCOT has ordered a TDU to Load Shed or the TDU’s distribution facilities are not being fully served by the bulk power system under normal operations. In response to this legislation, Houston Electric began leasing large (27 MW to 32 MW) TEEEF and medium (5.7 MW) TEEEF. In 2023, the Texas legislature amended the law to allow wider use of TEEEF, and in response, Houston Electric has entered into contractual arrangements to facilitate access to small (200 kW to 1,250 kW) TEEEF units; the small TEEEF units represent approximately 4% of the MWs of Houston Electric’s total portfolio of TEEEF assets. In 2025, following the passage of the TEEEF Rule, Houston Electric requested from the PUCT preapproval to lease small TEEEF units for a three-year term. These proceedings remain ongoing and, until PUCT preapproval is received, Houston Electric plans to maintain the current contractual arrangement providing access to the small TEEEF units on a month-to-month basis. See Note 7 to the consolidated financial statements for further information. Additionally, in June 2025, the law was further amended to provide that, effective on or after the date of the amendment’s passage, TDUs may only enter into, renew or extend leases for TEEEF units with a maximum generation capacity of five or fewer MW and that are rapidly deployable. The law prescribes specific and limited use for TEEEF, and Houston Electric’s TEEEF have limited generation capacity, such that in future events customers could still be without power despite deployment of TEEEF resources. Additionally, as further described below, the large TEEEF units (which represent approximately 91% of the MWs of Houston Electric’s total portfolio of TEEEF assets as of December 31, 2025) were released to the greater San Antonio region as of June 2025 for a contractual term through March 2027 unless terminated earlier in accordance with the provisions of the ERCOT Transaction, and Houston Electric has proposed releasing the medium TEEEF units (which represent approximately 5% of the MWs of Houston Electric’s total portfolio of TEEEF assets as of December 31, 2025).

If Houston Electric is unable to deploy sufficient TEEEF resources in time to respond to a particular event (including as a result of releasing TEEEF to third parties or similar transactions as further described below); if TEEEF resources fail to perform, or are perceived to fail to perform, as intended; if Houston Electric is otherwise unable, or perceived as unable, to provide back-up generation resources and restore power (such as in the event of ERCOT issuing a directive requiring TDUs to Load Shed); or if the use of TEEEF resources or their failure to perform causes or is alleged to cause any personal injury, property damage, or other damage or loss due to allegations Houston Electric failed to deploy such units reasonably or effectively and failed to respond to particular power outages, Houston Electric could be subject to claims, demands, litigation, liability, regulatory scrutiny, and loss of reputation and new legislation could be passed making it no longer viable for Houston Electric to lease TEEEF at the same or similar scale that it currently leases such resources or at all. For example, following Hurricane Beryl, various federal, state and local governmental and regulatory agencies and other entities called for or conducted inquiries and investigations into the efforts made by Houston Electric to prepare for, and respond to, this event, including, among other things, Houston Electric’s procurement of TEEEF, and certain government officials argued that Houston Electric, rather than ratepayers, should be held responsible for paying approximately $800 million (the amount the PUCT had previously approved Houston Electric to recover from ratepayers relating to Houston Electric’s leasing of TEEEF). Ongoing and future inquiries, investigations and proposed legislation regarding Houston Electric’s TEEEF could adversely affect our business, financial condition, results of operations and cash flows, including with respect to our recovery of costs incurred as a result of Hurricane Beryl or future severe weather events; the assessment of financial penalties; changes to Houston Electric’s system, service territories, operations and/or regulatory treatment; and the viability for Houston Electric to continue leasing TEEEF.

In June 2025, Houston Electric entered into the ERCOT Transaction, subject to PUCT approval, to release its large TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, reduce its TEEEF fleet capacity and reduce its rates to reflect the removal of the large TEEEF units from its fleet. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving its large TEEEF units; because the TEEEF units would not be available to serve customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. Further, in November 2025, Houston Electric proposed to release its medium TEEEF units from its TEEEF fleet and remove the associated lease costs from its rates. Houston Electric also anticipates entering into and receiving revenue from future transactions involving its medium TEEEF units. There can be no assurance that the PUCT will approve the ERCOT Transaction and Houston Electric’s proposal to release its medium TEEEF units. If the ERCOT Transaction and/or Houston Electric’s proposal to release its medium TEEEF units are not approved, it may have an adverse effect on our business, financial condition, results of operations and cash flows, as well as potentially lead to negative consequences from regulatory authorities or other public authorities. Suitable future transactions may not be available on terms and conditions we find acceptable, or the expected benefits of Houston Electric’s release of its large and medium TEEEF units or any completed future transactions may not be realized fully or at all, or may not be realized in the anticipated timeframe, which could adversely impact our business, financial condition, results of operations and cash flows. Finally, if such transactions are successful and thereby result in Houston Electric having fewer TEEEF units to deploy in its service territory, and conditions occur that could be or are perceived to have the potential to be addressed by Houston Electric’s deployment of TEEEF, Houston Electric could be subject to claims, demands, litigation, liability, regulatory scrutiny and loss of reputation.

Despite the recovery of certain TEEEF costs in the past, there can be no assurance that Houston Electric will seek to or be able to recover certain future TEEEF costs or be able to retain those costs previously approved for recovery. For example, in 2024, the TCA filed a complaint with the PUCT requesting that it end the cost recovery and return on investment on Houston Electric’s large and medium TEEEF units as previously approved, and these proceedings remain ongoing. See Note 7 to the consolidated financial statements for further information. If Houston Electric is unable to recover or must return any or certain of its TEEEF costs, our business, financial condition, results of operations and cash flows may be adversely affected. Additionally, while Houston Electric has insurance coverage and indemnity rights for its use of TEEEF resources, if its insurers or indemnitors fail to meet their indemnity obligations, Houston Electric could be liable for personal injury, property damage, or other damage or loss. Further, TEEEF resources are subject to various environmental regulations and permitting requirements, which could have an impact on Houston Electric’s ability to use these units. If Houston Electric is not in compliance with any environmental regulation or permitting requirement, Houston Electric could be subject to further potential liability. The use of TEEEF is also subject to various other requirements, and failure to comply with them could subject Houston Electric to additional liability as well as challenges to its use of TEEEF in general.

Natural Gas (CenterPoint Energy and CERC)

Access to natural gas supplies and pipeline transmission and storage capacity are essential components of reliable service for our natural gas business customers.

We depend on third-party service providers to maintain an adequate supply of natural gas and for available storage and intrastate and interstate pipeline capacity to satisfy our customers’ needs, all of which are critical to system reliability. Substantially all of our natural gas supply is purchased on intrastate and interstate pipelines. If we are unable to secure an independent natural gas supply of our own or if third-party service providers fail to timely deliver natural gas to meet our requirements, the resulting decrease in natural gas supply in our service territories could have an adverse effect on our business, financial condition, results of operations and cash flows. Additionally, a significant disruption, whether through reduced intrastate and interstate pipeline transmission or storage deliveries or other events affecting natural gas supply, including, but not limited to, operational failures, hurricanes, tornadoes, floods, severe winter weather conditions, wildfires, acts of terrorism, human error or cyberattacks or changes in legislative or regulatory requirements, could also have a negative impact on our businesses, financial condition, results of operations and cash flows. Further, to the extent that our natural gas requirements cannot be met through access to or continued use of existing natural gas infrastructure or if additional infrastructure, including onshore and offshore exploration and production facilities, gathering and processing systems and pipeline and storage capacity is not constructed at a rate that satisfies demand, then our operations could be negatively affected.

We are subject to fluctuations in natural gas prices, which could affect the ability of our suppliers and customers to meet their obligations or may impact our operations, which could adversely affect our business, financial condition, results of operations and cash flows.

We are subject to risk associated with changes in the price of natural gas. The regional and other markets in which we purchase natural gas are competitive and can be subject to significant pricing volatility as a result of many factors, including inflation, adverse weather conditions, supply and demand changes, availability of competitively priced alternative energy sources, political and geopolitical instability, commodity production levels and storage capacity, energy and environmental legislation and regulations and economic and financial market conditions. The natural gas market has been, and may continue to be, volatile due to growing domestic demand, increased natural gas exports, weather and other factors. Significant increases in natural gas prices, such as those experienced during the February 2021 Winter Storm Event, might affect our ability to collect balances due from customers and could create the potential for uncollectible accounts expense to exceed the recoverable levels built into tariff rates. In addition, a sustained period of high natural gas prices could (i) decrease demand for natural gas in the areas in which we operate, thereby resulting in decreased sales and revenues and (ii) increase the risk that our suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase working capital requirements by increasing the investment that must be made to maintain natural gas inventory levels.

Our natural gas businesses must compete with alternate energy sources, which could result in less natural gas delivered and have an adverse impact on our business, financial condition, results of operations and cash flows.

Our natural gas businesses compete primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other natural gas distributors and natural gas marketers also compete directly with us for natural gas sales to end users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass our facilities and market, sell and/or transport natural gas directly to commercial and industrial customers. Any reduction in the amount of natural gas delivered by us as a result of competition with alternate energy sources may have an adverse impact on our business, financial condition, results of operations and cash flows.

Risk Factors Affecting Regulatory, Environmental and Legal Risks

Rate regulation of the Registrants’ electric and natural gas businesses may delay or deny their ability to earn an expected return and fully and timely recover their costs.

The Registrants’ electric and natural gas businesses are regulated by certain municipalities, state commissions and federal agencies, such as FERC. Their rates are set in comprehensive base rate proceedings (i.e., general rate cases) based on an analysis of their invested capital, their expenses and other factors in a designated test year (often either fully or partially historic), subject to periodic review and adjustments. Each of these rate proceedings is subject to third-party intervention and appeal, and the timing of a general base rate proceeding may be out of the Registrants’ control. The Registrants can make no assurance that their or their subsidiaries respective base rate proceedings will result in requested or favorable adjustments to their rates, in full and timely cost recovery or approval of other requested items, including, among other things, capital structure and ROE. Moreover, these base rate proceedings have caused in certain instances, and in the future could cause, the Registrants’ electric and/or natural gas businesses to recover their investments below their requested levels, below the national average return for utilities or below recently approved return levels for other utilities in their respective jurisdictions. For instance, in the 2024 Houston Electric general rate case, Houston Electric filed a base rate case seeking approval for revenue increases of approximately $60 million and a 10.4% ROE, but pursuant to the final settlement agreement filed with the PUCT, Houston Electric received an overall revenue requirement decrease of approximately $47 million to current revenues and a 9.65% ROE relative to the initial filing. To the extent the regulatory process does not allow the Registrants to make a full and timely recovery of appropriate costs, their businesses, financial condition, results of operations and cash flows could be adversely affected. Further, the Registrants or their subsidiaries might be required to implement additional measures, such as the adoption of ring-fencing measures by Houston Electric in connection with its 2019 rate case proceeding. Such additional measures may adversely impact the Registrants’ businesses and could have an adverse effect on their businesses, financial condition, results of operations and cash flows.

The rates that Registrants’ electric and natural gas businesses are allowed to charge may not match their costs at any given time, a situation referred to as “regulatory lag.” Regulatory lag has been and may be exaggerated in the future under certain circumstances, such as increased capital investments that are recovered in arrears. For example, the MPUC ordered extraordinary gas costs incurred in the February 2021 Winter Storm Event be recovered over a 63-month period from 2022 — 2027 and CERC forego recovery of the associated carrying costs. Though several interim rate adjustment mechanisms have been approved by jurisdictional regulatory authorities and implemented by the Registrants and their subsidiaries to reduce the effects of regulatory lag (for example, CSIA, DCRF, DRR, DSMA, GRIP, RCRA, TCOS and TDSIC), such adjustment mechanisms are subject to the applicable regulatory body’s approval, which we cannot assure would be approved, and are subject to certain limitations that may reduce or otherwise impede the Registrants’ or their subsidiaries ability to adjust their rates or result in rates below those requested. Therefore, the Registrants can make no assurance filings for such mechanisms will result in favorable adjustments to rates or in full cost recovery. Further, from time to time, the Registrants’ regulators approve the issuance of system restoration bonds or securitization bonds to facilitate the recovery of certain qualified costs, including costs incurred as a result of severe weather or to recover stranded asset costs. For example, Houston Electric is currently seeking to recover system restoration costs associated with Hurricane Beryl and certain other significant storms through the issuance and sale of non-recourse system restoration bonds. The issuance of system restoration bonds or securitization bonds may be delayed due to regulatory or other actions outside of our control. If the issuance of system restoration bonds or securitization bonds is delayed, we may not be able to recover our costs in a timely manner, which could have an adverse effect on CenterPoint Energy’s, CERC’s, and Houston Electric’s businesses, financial condition, results of operations and cash flows.

Inherent in the regulatory process is some level of risk that jurisdictional regulatory authorities may challenge the reasonableness or prudency of operating expenses incurred or capital investments made by the Registrants or their subsidiaries and deny the full recovery of their cost of service in rates. For example, concerns about customer affordability could cause regulators to approve lesser amounts in ratemaking or cost recovery proceedings. From time to time, reviews and investigations have caused in certain instances, and in the future could cause, the Registrants to recover their costs or investments below their requested levels. For example, in October 2022, the MPUC issued a written order disallowing recovery of approximately $36 million of the $409 million originally requested by CERC in connection with its recovery of costs incurred as a result of the February 2021 Winter Storm Event. Notwithstanding the application of such rate adjustment mechanisms, the regulatory process by which rates are determined is subject to change as a result of legislative processes, rulemakings or litigation, as the case may be, and may not always be available or result in rates that will produce recovery of the Registrants’ or their subsidiaries’ costs or enable them to earn their authorized return. New legislation could be adopted in any of the states in which we operate that could alter the regulatory framework and prevent us from getting timely recovery of our costs and investments. Additionally, changes to the rate case or interim adjustment mechanisms (including the termination of such mechanisms) could result in an increase in regulatory lag or otherwise impact the Registrants’ ability to recover their costs in a timely manner. Decisions from regulators are typically subject to appeal, and any such appeal could further exacerbate regulatory lag and lead to additional uncertainty associated with rate case proceedings. The regulatory process may also be adversely affected by the political, regulatory and economic environment and customer affordability concerns in the states in which we operate. We are also affected by the actions of numerous advocacy groups, and success by any such groups in directly or indirectly influencing legislators and regulators could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent the regulatory process does not allow the Registrants to make a full and timely recovery of appropriate costs, their businesses, financial condition, results of operations and cash flows could be adversely affected. For further information on rate case proceedings and interim rate adjustment mechanisms, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report.

The regulated utility businesses, and the energy industry as a whole, have experienced a period of rising costs and investments and an upward trend in spending, especially with respect to infrastructure investments (including those that have already been approved by a regulator). For example, Houston Electric’s SRP, which was approved by the PUCT in November 2025, includes twenty-seven resiliency measures totaling approximately $2.68 billion in capital investments and an estimated $185 million in operations and maintenance expense. Rising costs and investments and the upward trend in spending is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms, all of which could result in adverse cost recovery determinations and/or face resistance from customers and other stakeholders, especially in a rising cost environment, whether due to inflation, customer affordability concerns, tariffs or changes to governmental policies and programs, high fuel prices or otherwise, and/or in periods of economic decline or hardship. Significant increases in costs could increase financing needs and otherwise adversely affect our business, financial condition, results of operations and cash flows.

Our successful execution and completion of capital projects and programs, including those within our 10-year capital plan, are subject to substantial risks, and our business, financial condition, results of operations and cash flows could be materially affected should such efforts not be executed and completed as planned.

We are managing ongoing, and planning future, significant capital projects relating to, among other things, improvements to our electric and natural gas transmission and distribution infrastructure. The execution of our capital projects, including those within our 10-year capital plan, may not be completed in accordance with current expectations or produce the desired results. Our ability to execute and complete our capital projects, including Houston Electric’s proposed 765 kV and other transmission projects, in a timely and cost-effective manner and within budget is contingent upon many variables and subject to substantial risks. These variables and risks include, but are not limited to, availability of and costs for materials, equipment, commodities and qualified labor; cost and availability of financing; cost of regulatory compliance; economic and market conditions; regulatory approvals, licensing and permitting; land and easement acquisition (including requirements and constraints relating to eminent domain); regulatory, political, public and community relations risks (including in relation to customer affordability concerns); tax law; our ability to capitalize on business opportunities and such opportunities providing desirable rates of return; load growth (including our forecasts thereof) and our ability to capitalize on opportunities relating thereto; safety and environmental requirements; the ability of third parties to provide timely and satisfactory performance under their contracts; delays and cost increases; and supply chains and material constraints. Certain events that may be beyond our control may occur that materially affect the schedule, cost and performance of these projects, including Houston Electric’s proposed 765 kV and other transmission projects. These events may relate to facing public and policymaker opposition to the projects or the real or perceived cost of such projects; delays in obtaining permits; challenges in securing sufficient land/easements for projects (including challenges to our use of eminent domain); shortages in materials and qualified labor; third parties not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts; supply chain delays or disruptions; changes in the scope and timing of projects; strikes; and adverse weather conditions. For example, our failure to capitalize on the opportunities presented by these developments or potential large load customers delaying or cancelling their planned projects could lead to delays or the cancellation of the projects included in our 10-year capital plan. Additionally, regulators may investigate the prudence of costs in our rates and examine, among other things, the reasonableness or prudence of our level of expenditures (including costs associated with our capital projects). If we do not execute or complete our capital projects, including those within our 10-year capital plan, in accordance with current expectations or if our capital plan does not produce the desired results, our business, financial condition, results of operations and cash flows could be materially affected.

We face risks related to project siting, financing, construction, permitting, governmental approvals, public opposition, and the negotiation of project development agreements that may impede our development and operating activities.

Houston Electric, Indiana Electric and CERC own, develop, construct, manage and operate electric transmission, distribution and generation facilities or natural gas distribution facilities, as applicable. A key component of our growth is our ability to construct and operate these facilities. As part of these operations, we must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions. We have previously experienced delays in receiving approval with regards to certain permits and licenses, and have had investigations and enforcement actions with regards to certain of our projects, which have caused delays to our projects in the past. Our projects, such as in the case of Houston Electric’s proposed 765 kV and other transmission projects, have faced and may in the future face opposition from individuals, community organizations, environmental and other activist groups, and other public-interest entities. In the future, these approvals may not be granted in a timely manner (including due to potential staffing issues at U.S. regulatory agencies) or at all or may be modified, rescinded or fail to be extended for a variety of reasons, including due to legal or regulatory changes or political, public and community relations pressure. Should we in the future be unsuccessful in obtaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be a delay in obtaining or renewing necessary licenses or permits, or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances, our future net income and cash flows could be reduced and our business, financial condition and results of operations could be impacted. Any failure to negotiate successful project development agreements for new facilities with third parties could also have adverse effects.

We are involved in numerous legal proceedings, the outcomes of which are uncertain, and resolutions adverse to us could negatively affect our financial results.

The Registrants are subject to numerous legal proceedings, including lawsuits and environmental matters in addition to regulatory proceedings, the most significant of which are summarized in Note 14 to the consolidated financial statements. Litigation is subject to many uncertainties; recent trends have shown jury verdicts, settlements and other liability have been significantly increasing; and the Registrants cannot predict the outcome of all matters with assurance. Additionally, under some circumstances, the Registrants could potentially have claims filed against them or incur liabilities associated with assets and businesses no longer owned by them as a result of sales, divestitures or other transfers to third parties who may be unable to fulfill their indemnity obligations to the Registrants. Final resolution of these matters, or any potential future claims or liabilities, may require additional expenditures over an extended period of time that may be in excess of established insurance or reserves and may have an adverse effect on the Registrants’ businesses, financial condition, results of operations and cash flows. For further information, see “— Our insurance coverage may not...”

Customers’, investors’, legislators’, regulators’, creditors’, rating agencies’ and other stakeholders’ opinions of us are affected by many factors, including actual or perceived system reliability and safety, the speed of our response to service interruptions, rates and customer affordability, our ability to successfully execute our capital plan, media coverage and actions by third parties, and negative opinions developed by such stakeholders could harm our reputation and have an adverse impact on our business, financial condition, results of operations and cash flows.

Our results are influenced by the expectations of our customers, investors, legislators, regulators, creditors, rating agencies and other stakeholders. Those expectations are based, in part, on the actual or perceived reliability, safety and affordability of our utility services. Our actual or perceived ability to prevent, mitigate, prepare for and timely respond to electric outages, natural gas leaks or events and related accidents and similar interruptions caused by severe weather, physical or cybersecurity incidents or other unanticipated events, as well as our own or third parties’ actions or failure to act, can affect customer, regulator and legislator satisfaction or potentially subject us to regulatory action and litigation. For example, CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric are subject to litigation and claims arising out of Hurricane Beryl and various federal, state and local governmental and regulatory agencies and other entities called for or conducted inquiries and investigations into Hurricane Beryl and the efforts made by Houston Electric to prepare for, and respond to, this event, including the associated electric service outage issues. Ongoing and future inquiries, investigations and proposed legislation regarding Hurricane Beryl could adversely affect our business, financial condition, results of operations and cash flows, including with respect to our recovery of costs incurred as a result of Hurricane Beryl or future severe weather events; the assessment of financial penalties; changes to Houston Electric’s system, service territories, operations and/or regulatory treatment; and the viability for Houston Electric to continue leasing TEEEF. The level of rates and actual or perceived affordability of our services, the timing and magnitude of rate increases, and the volatility of rates can also affect the opinions of customers, legislators, regulators and other political figures of us. For example, in 2025, the Governor of Indiana directed the commissioner of the OUCC to evaluate utilities’ profits and find cost-saving measures to ease the financial burden on customers. Our ability to successfully execute our capital plan may also affect customers’, investors’, legislators’, regulators’, creditors’, rating agencies’ and other stakeholders’ opinions and actions. Opinions of us can additionally be affected by media coverage, including social media, which may include information, whether factual or not, that damages our brand and reputation. Our efforts to secure permits and/or acquire land and easements (including through eminent domain) for infrastructure investments, including with respect to Houston Electric’s proposed 765 kV and other transmission projects, as well as execute on and/or obtain regulatory approvals for transmission, generation and other facilities can also affect opinions of us. We are also subject to adverse publicity related to actual or perceived environmental practices or impacts, including in relation to climate change and our ability to timely achieve our energy transition goals, as well as negative opinions regarding the appropriateness of our climate-related goals. If customers, investors, legislators, regulators, creditors, rating agencies or other stakeholders have or develop a negative opinion of us or our utility services, this could result in, among other things, less favorable legislative and regulatory outcomes (including but not limited to failure to obtain requested approvals on capital investments) or increased regulatory oversight, negative effects on our access to, and the cost of, capital, project delays or cancellations, increased litigation and negative public perception. The foregoing may harm our reputation and have adverse effects on our business, financial condition, results of operations and cash flows.

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

Regulatory agencies have also adopted, and from time to time consider adopting, new legislation and/or modifying existing laws and regulations to reduce GHGs. There continues to be a wide-ranging policy and regulatory debate, at the state level, nationally and internationally, regarding the possible means for their regulation. Although the United States withdrew from the Paris Agreement in 2026, and more recently the United Nations Framework Convention on Climate Change, and the current federal administration has revised and is expected to further revise compliance requirements under a number of federal environmental regulatory programs, many states and localities continue to pursue their own climate policies, and differences in energy policy priorities adopted by future federal administrations could result in additional GHG reduction requirements in the United States. As a distributor and transporter of natural gas and electricity, and a generator of electricity in Indiana, the Registrants’ revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of their operations or that would have the effect of reducing the consumption of natural gas or electricity or prevent the use of certain fuel types. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be greater than the amounts we currently anticipate, which could adversely affect our business, financial condition, results of operations and cash flows. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services. For further discussion, see “Business—Environmental Matters” in Item 1 and “ —Our natural gas businesses must compete with…”

Evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels may have substantial impacts on our electric generation and natural gas businesses. For example, because Indiana Electric currently relies on coal for a portion of its generation capacity, certain financial institutions may choose not to participate in CenterPoint Energy’s financing arrangements until future coal generation closures satisfy their thresholds for investments. Further, some investors choose to not invest in CenterPoint Energy due to CenterPoint Energy’s and CERC’s use of fossil fuels. Also, certain cities in CenterPoint Energy’s and CERC’s operational footprint have discussed the adoption of initiatives to prohibit the construction of new natural gas facilities that would provide service and focus on electrification. For example, Minneapolis has adopted carbon emission reduction goals in an effort to decrease reliance on fossil natural gas. Certain state and local governments have also passed, or are considering, legislation banning the use of natural gas-fired appliances in new homes, which could affect consumer use of natural gas. Should such bans be enacted within CenterPoint Energy’s and CERC’s operational footprint, they could adversely affect consumer demand for natural gas. Any such initiatives and legislation could adversely affect CenterPoint Energy’s and CERC’s businesses, financial condition, results of operations and cash flows.

Further, certain investors, lenders, regulators and other stakeholders are focusing on issues related to environmental justice, which may result in increased scrutiny of our applicable regulatory processes and additional costs of compliance or may adversely affect our reputation. While President Trump in 2025 signed an executive order calling to terminate all environmental justice offices and positions in the federal government, as well as any environmental justice initiatives, programs or other activities, the focus on environmental justice matters by certain stakeholders may nevertheless provide communities opposed to our operations with greater opportunities to challenge or delay our projects. Opposition to our projects or successful challenges or appeals to permits issued for our projects could result in cancellation of such projects and the loss of investments we have made with respect thereto.

CenterPoint Energy is subject to operational, financial and other risks and potential liabilities associated with our sustainability and related activities, including the implementation of and efforts to achieve our energy transition goals.

CenterPoint Energy has adopted energy transition goals and its analysis and plans for execution require it to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees, and our ability to achieve these goals will ultimately be driven by the needs of our business, the needs and desires of the customers, jurisdictions and other stakeholders we serve and our performance for our shareholders. In addition, forecasting is inherently speculative and the trajectory of the greater energy transition is uncertain. Should one or more of CenterPoint Energy’s underlying assumptions require updating, our actual results and ability to make progress towards and achieve our energy transition goals and the timing thereof could differ materially from its expectations, and CenterPoint Energy may elect to modify or update such goals. Further, there can be no guarantee that CenterPoint Energy will sustain or achieve these goals. Certain of the assumptions that could impact CenterPoint Energy’s ability to meet our energy transition goals and the timing thereof include, but are not limited to: GHG emission levels, service territory size, capacity needs and customer demand remaining in line with CenterPoint Energy’s expectations when such goals were announced, including with respect to demand for our services and in relation to the recent sale of CenterPoint Energy’s Louisiana and Mississippi natural gas LDC businesses and the announced sale of CenterPoint Energy’s Ohio natural gas LDC business; the ability to appropriately estimate and effectively manage business opportunities from and maintain reliability in connection with new customers and load growth resulting from, among other things, expansion of data centers (associated with, among other things, increasing demand for AI), energy refining and exports, advanced manufacturing and logistics in our service territories; regulatory approvals related to Indiana Electric’s generation transition plan and our ability to obtain such approvals; the ability to execute anticipated divestitures, portfolio optimizations or other strategic transactions; interconnection delays in the footprints of regional transmission organizations and/or interconnection costs; cost and affordability of customer rates and related concerns; customer demand for GHG emission free or lower GHG emissions energy; impacts of regulations, legislation or other governmental action, including those related to our operation of certain generating facilities (including the U.S. Department of Energy’s December 2025 emergency 202(c) order directing Indiana Electric to continue operating F.B. Culley Unit 2 through March 23, 2026), the environment and tax (including the effects of the OBBBA, Executive Order 14315, the IRA and any further changes to or the repeal of the renewable energy tax credits enacted in the IRA); federal and state executive, legislative and regulatory actions (including regulatory uncertainty resulting from changes in federal energy policy) and support for certain types of generation; impacts of future carbon pricing regulation or legislation, including a future carbon tax; price, availability and regulation of carbon offsets; price of fuel, such as natural gas; cost and technological development/innovation, adoption and commercialization of energy generation technologies, such as wind and solar, natural gas and storage solutions, and alternative energy, including electric vehicles; our ability to implement our modernization plans for pipelines and facilities; the ability to complete and timely implement and maintain system reliability during and after transitioning to generation alternatives to

Indiana Electric’s coal generation; execution of the retirement or fuel conversion of Indiana Electric’s coal facilities on anticipated timelines or at all; the ability to construct and/or permit new natural gas pipelines; the ability to procure resources needed to build at a reasonable cost, the lack of or scarcity of resources and labor, any project cancellations, construction delays or overruns (including as a result of changes in U.S. or foreign trade policies) and the ability to appropriately estimate costs of new generation; impact of any supply chain disruptions; changes in applicable standards, metrics, methodologies or frameworks; and enhancement of energy efficiencies.

Our businesses have in the past and may in the future face increased scrutiny from investors, governmental authorities and other stakeholders related to our sustainability practices, including our human capital management activities, as well as the goals, targets, and objectives we announce, our methodologies and timelines for pursuing them, our progress towards achieving them and related disclosures. We could also face challenges with managing conflicting requirements and our various stakeholders’ expectations. We may be unable to satisfy all of our stakeholders, and to the extent our sustainability practices (including our human capital management activities) do not align with investor or other stakeholder expectations and standards, which continue to evolve, vary, and sometimes conflict, our businesses, including our reputation, ability to attract or retain employees, and attractiveness as an investment or business partner could be negatively affected and we could be exposed to enforcement actions and litigation. Similarly, our failure or perceived failure to pursue, fulfill or demonstrate meaningful progress towards our sustainability-focused goals, targets and objectives, to comply with or otherwise meet ethical, environmental or other standards, regulations or expectations, which may be varied or conflicting, or to satisfy various reporting standards with respect to these matters (including if there are real or perceived inaccuracies in the data and information we report or if we are exposed to allegations that certain public statements regarding sustainability-related matters are false and misleading “greenwashing” campaigns), within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and litigation.

Developing and implementing plans for compliance with voluntary climate commitments can lead to additional capital, personnel and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. To the extent that we believe any of these costs are recoverable in rates, cost recovery could be resisted by our regulators and the public, and our regulators might attempt to deny or defer timely recovery of these costs. Moreover, we cannot predict the ultimate impact of achieving our emissions reduction goals, or the various implementation aspects, on our system reliability or our business, financial condition, results of operations and cash flows.

We are subject to extensive regulation, which could result in higher costs for system improvements, as well as fines or other sanctions.

In the planning and management of our operations, we must address existing and proposed laws and regulations regarding safety, reliability and other matters, as well as potential changes in regulatory frameworks, including reinterpretation of such regulations, initiatives by federal and state legislatures, regional transmission organizations (e.g., ERCOT and MISO), utility regulators, and taxing authorities, and actions by local jurisdictions regarding such matters. As has occurred in the past, if it were determined that we failed to comply with applicable laws and regulations or with applicable tariff provisions regarding such matters, we could become subject to fines, penalties, refund or disgorgement orders, or disallowed costs, or be required to implement additional compliance or remediation programs, the cost of which could be material. We cannot predict the impact of new laws, rules, regulations, tariffs, principles, or practices by federal or state agencies or regional transmission operators, or challenges or changes to present laws, rules, regulations, tariffs, principles, or practices and the interpretation of any adoption or change. Significant changes in the nature of the regulation of our businesses, including expiration or discontinuation of, or significant changes to, existing regulatory mechanisms, and the current federal administration’s approach to U.S. energy policy and resultant changes in regulatory enforcement priorities, and/or evolving interpretations of existing regulatory requirements, could require changes to our business planning, strategy and management of our businesses and could adversely affect our business, financial condition, results of operations and cash flows.

Houston Electric and Indiana Electric are members of ERCOT and MISO, respectively, which serve the electric transmission needs of their applicable regions. As a result of their respective participation in ERCOT and MISO, Houston Electric and Indiana Electric do not have sole operational control over their transmission facilities and are subject to certain costs for improvements to these regional electric transmission systems. In addition, FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by Houston Electric and other utilities within ERCOT and Indiana Electric and other utilities within MISO, respectively. FERC has designated NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. FERC has approved the delegation by NERC of authority for reliability in ERCOT to the Texas RE, a Texas non-profit corporation, and for reliability in the portion of MISO that includes Indiana Electric to Reliability First Corporation, a Delaware non-profit corporation. Compliance with mandatory reliability standards may subject Houston Electric and Indiana Electric to higher operating costs and may result in increased capital expenditures, which may not be fully recoverable in rates. Houston Electric and Indiana Electric have received fines in the past for noncompliance. If Houston Electric or Indiana Electric were to be found to be in noncompliance with applicable mandatory reliability standards again, they would be subject to additional sanctions, including monetary penalties, which could range as high as over a million dollars per violation per day, and non-monetary penalties, such as having to file a mitigation plan to prevent recurrence of a similar violation and having certain milestones in such plan tracked.

Additionally, compliance with existing and potential new regulations related to CERC’s operation and maintenance of natural gas infrastructure could result in significant costs. PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with regulations related to CERC’s operation and maintenance of natural gas infrastructure, such as leak detection surveys and corrosion and critical valve inspections, and we systematically monitor and renew infrastructure over time; however, CERC has failed to maintain compliance with applicable regulations in the past and has received fines for past noncompliance. A significant incident or material finding of non-compliance in the future could result in enforcement action, penalties, higher costs of operations and adverse impacts on our regulatory proceedings, any of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our businesses may be adversely affected by the intentional misconduct of our employees, consultants, contractors, suppliers and vendors.

We are committed to living our core values of safety, integrity, accountability, initiative and respect and complying with all applicable laws and regulations. Despite that commitment and efforts to prevent misconduct, it is possible for employees, consultants, contractors, suppliers and vendors to engage in intentional misconduct, fail to uphold our core values, and violate laws and regulations for individual gain through contract or procurement fraud, misappropriation, bribery or corruption, fraudulent related-party transactions and serious breaches of our Ethics and Compliance Codes and other policies. If such intentional misconduct by employees, consultants, contractors, suppliers and vendors should occur, it could result in substantial liability, higher costs, increased regulatory scrutiny and negative public perceptions, any of which could have an adverse effect on our business, financial condition, results of operations and cash flows. From time to time, including as part of our Ethics and Compliance program’s efforts to detect misconduct, we become aware of and expect to continue to become aware of instances of misconduct by employees, consultants, contractors, suppliers and vendors, which we investigate, remediate and disclose as appropriate and proportionate to the incident.

Risk Factors Affecting Financial, Economic and Market Risks

Disruptions to the global supply chain, inflation, labor shortages and scarcity of certain materials may impact our operations, which could have an adverse impact on our ability to execute our capital plan and on our business, financial condition, results of operations and cash flows.

The global supply chain has experienced and may continue to experience significant disruptions due to a multitude of factors, such as geopolitical and economic uncertainty, regulatory and policy instability, tariffs and changes in U.S. and foreign trade policy, changes in laws (including tax laws), executive orders, the COVID-19 pandemic, labor shortages, resource availability, long lead times, manufacturer production limitations, delivery delays, inflation, severe weather events and disruptions to internal or international shipping, including as a result of armed conflicts, and these disruptions have adversely impacted the utility industry. We, as well as other companies in our industry, have experienced supply chain disruptions, and we may continue to experience this in the future. Moreover, inflation and high interest rates have contributed, and may continue to contribute, to increased prices for materials and services experienced by us and other companies in our industry. We have also faced, and may continue to face, a shortage of experienced and qualified personnel in certain positions, which has resulted in increased competition for skilled labor and wage inflation. Additionally, increased demand for materials necessary for our business has resulted, and may continue to result, in greater competition for and scarcity of such materials. For example, the increase in demand for electricity across the United States has contributed to large demand increases for transformers, which has caused and may continue to cause supply shortages for transformers. Examples of materials necessary for our business that we and our industry have experienced difficulties in procuring include transformers, wires, cables, meters, poles, electronic components, steel, aluminum and solar panels. If the supply chain disruption, inflation, labor shortages and scarcity of certain materials persist or worsen, we and the third parties that we contract with may experience difficulties in procuring the resources and labor necessary to operate our businesses in a timely and cost-efficient manner or at all, which could adversely impact, among other things, our ability to perform storm restoration activities, execute on our 10-year capital plan, execute Indiana Electric’s generation transition plan and/or achieve our energy transition goals. Even if we are able to procure the necessary resources and labor, we might not be able to do so at a reasonable cost or in a timely manner, which could result in project cancellations or scope changes, delays, cost overruns, under-recovery of costs, customer affordability concerns and challenges to our ability to remain in compliance with applicable laws, regulations and policies. If we are unable to fully execute on capital plans, our business, financial condition, results of operations and cash flows may be adversely affected.

If we are unable to arrange future financings on acceptable terms, our ability to finance our capital expenditures and operations or refinance outstanding indebtedness could be limited.

Our businesses are capital intensive, with significant and increasing capital spending expected in future periods. We rely on various sources to finance our capital expenditures and operations. For example, we depend on (i) long-term debt, (ii) borrowings through our revolving credit facilities and, for CenterPoint Energy and CERC, commercial paper programs and (iii) if market conditions permit, issuances of additional shares of common stock or shares of preferred stock by CenterPoint Energy, including through our at-the-market program. We may also use such sources to refinance any outstanding indebtedness as it matures. Additionally, from time to time, our operating subsidiaries, including Houston Electric and CERC, may rely on intercompany borrowings from CenterPoint Energy that may be sourced from CenterPoint Energy’s external financings. These arrangements could expose us to risks, including exposure to losses upon the occurrence of certain events related to the development, construction, operation or financing of applicable projects. As of December 31, 2025, CenterPoint Energy had nearly $23 billion of outstanding indebtedness on a consolidated basis, which included $714 million of non-recourse Securitization Bonds. For information on outstanding indebtedness of CenterPoint Energy, Houston Electric and CERC as well as future maturities, see Note 12 to the consolidated financial statements.

In addition, external sources of capital may not be adequate or available on reasonable terms. If we are unable to arrange future financings on acceptable terms, our ability to finance our operations and capital expenditures, including our 10-year capital plan announced in 2025 and increased in February 2026 (through which CenterPoint Energy plans to invest at least $65.5 billion through 2035), or refinance our outstanding indebtedness could be limited. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our future financing activities may be significantly affected by, among other things:

•general economic and capital market conditions, including inflation and recession;
•credit availability from financial institutions and other lenders;
•investor confidence in us, our regulatory environment, our industry and the markets in which we operate;
•the future performance of our businesses;
•maintenance of acceptable credit ratings;
•actions from the Federal Reserve, including changes in interest rates and unanticipated actions;
•market expectations regarding our future earnings and cash flows;
•investor willingness to invest in companies associated with fossil fuels;
•our ability to access capital markets on reasonable terms;
•acceleration of payments or decreased credit lines
•timing and adequacy of future cost recovery, including securitizations, by jurisdictions in which we operate;
•changes in regulation, governmental policy (including tax and trade policy, such as tariffs) or governmental programs (including tax incentives or tax credits, loans, grants, guarantees and other subsidies); and
•provisions of relevant securities laws and our ability to obtain required regulatory authorization for issuances of securities.

The Registrants’ current credit ratings and any changes in credit ratings in 2025 and to date in 2026 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Matters — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of Part II of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be reduced or withdrawn by a rating agency. The Registrants note these credit ratings are not recommendations to buy, sell or hold their securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of the Registrants’ credit ratings could have an adverse impact on their ability to access capital on acceptable terms. For example, if CERC’s credit rating were to decline, it may have an adverse impact on the cost of borrowings and, in extraordinary market conditions, it may limit the ability to access the debt capital markets. Additionally, CERC might be required to post collateral under its shipping arrangements or to purchase natural gas. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when CERC was experiencing significant working capital requirements or otherwise lacked liquidity, CERC’s business, financial condition, results of operations and cash flows could be adversely affected.

Changes in U.S. or foreign trade policies, including the imposition of tariffs and other trade actions, and other factors beyond our control may adversely impact our business, financial condition, results of operations and cash flows.

The U.S. government has taken executive action and proposed additional measures intended to alter the U.S. approach to international trade policy, the terms of certain existing bilateral or multi‐lateral trade agreements and trading arrangements with foreign countries. Such changes to U.S. international trade policy, and retaliatory trade measures that foreign governments have taken and may take in the future in response, including the imposition of tariffs, bans, sanctions, export or import controls, or other measures that restrict international trade, or the threat of such actions, and uncertainties about tariffs and their effects on trading relationships, may affect, and in some cases have affected, the Registrants’ ability to access the capital markets, contribute to inflation in the markets in which the Registrants operate, increase costs and cost volatility, impact availability of goods, materials and services (including those necessary for our business and capital plan), further extend lead times or otherwise negatively impact the global supply chain. While the U.S. government has announced various trade deals, many such agreements are preliminary and may be subject to change. Further, any future disagreement between the U.S. government and other countries over the implementation of trade deals or any failure to obtain required governmental approvals or otherwise reach a final agreement could result in prolonged uncertainty regarding the scope and duration of such trade actions by the U.S. government and other countries. Such announcements, rescissions of tariffs on foreign jurisdictions and other trade actions have increased uncertainty regarding the ultimate effects of the tariffs on economic conditions. In addition, related geopolitical and domestic political developments, such as existing and potential trade wars, uncertainty regarding changes in trade policy and other events beyond our control, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. Such developments could adversely affect our business, financial condition, results of operations and cash flows.

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

CenterPoint Energy derives all of its operating income from, and holds substantially all of its assets through, its subsidiaries. Similarly, CERC derives a significant portion of its operating income from and holds a significant portion of its assets through its subsidiaries, including Indiana Gas and CEOH. As a result, CenterPoint Energy, and to a lesser extent, CERC, depend on the performance of and distributions from their respective subsidiaries to meet their respective payment obligations and to pay dividends on their respective common stock. In general, CenterPoint Energy’s and CERC’s subsidiaries are separate and distinct legal entities and have no obligation to provide them with funds for their respective payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit CenterPoint Energy’s and CERC’s respective subsidiaries’ ability to make payments or other distributions to CenterPoint Energy or CERC, and their respective subsidiaries could agree to contractual restrictions on their ability to make payments or other distributions. Further, ring-fencing measures, such as those adopted by Houston Electric in connection with its 2019 base rate case, could be imposed on subsidiaries of CenterPoint Energy and CERC in the future through legislation or state commission rules or orders. The imposition of any additional measures impacting CenterPoint Energy’s or CERC’s ability to receive dividends from their respective subsidiaries could adversely affect CenterPoint Energy’s credit quality, business, financial condition, results of operations and cash flows. Any such adverse effect on CenterPoint Energy could also adversely affect Houston Electric’s and/or CERC’s credit quality, business, financial condition, results of operations and cash flows as CenterPoint Energy may not be able to financially support Houston Electric and/or CERC if and when necessary.
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

On June 30, 2023, CenterPoint Energy closed the sale of its Energy Systems Group business. Prior to June 30, 2023 and as part of the normal course of its business, Energy Systems Group issued performance bonds and other forms of assurance that committed it to operate facilities, pay vendors or subcontractors and support warranty obligations. As the parent company prior to the closing of the sale, CenterPoint Energy or Vectren guaranteed certain of its subsidiaries’ commitments. When Energy Systems Group was wholly owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. Neither CenterPoint Energy nor Vectren has been called upon to satisfy any obligations pursuant to these parental guarantees to date but may be required to do so in the future. For further information, see Note 14(b) to the consolidated financial statements.

An impairment of goodwill, long-lived assets or equity method investments or a fair value adjustment could reduce our earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually, as well as when events or changes in circumstances indicates the carrying value may not be recoverable. While CenterPoint Energy has identified and recorded goodwill impairments in the past, no impairments to goodwill were recorded during the years ended December 31, 2025, 2024, and 2023. See Note 6 to the consolidated financial statements for further information. Should the annual goodwill impairment test or another periodic impairment test or an observable transaction indicate the fair value of our assets is less than the carrying value, we would be required to take a non-cash charge to earnings with a correlative effect on equity, increasing balance sheet leverage as measured by debt to total capitalization. A non-cash impairment charge or fair value adjustment could adversely impact our business, financial condition, results of operations and cash flows.

If CenterPoint Energy redeems the ZENS prior to their maturity in 2029, its ultimate tax liability and redemption payments may result in significant cash payments, which would adversely impact its cash flows and liquidity. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows and liquidity.

CenterPoint Energy has approximately $828 million principal amount of ZENS outstanding as of December 31, 2025. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. CenterPoint Energy may redeem all of the ZENS at any time at a redemption amount per ZENS equal to the higher of the contingent principal amount of less than $0.1 million in the aggregate, or less than $0.01 per ZENS, as of December 31, 2025, or the sum of the current market value of the reference shares attributable to one ZENS at the time of redemption. In the event CenterPoint Energy redeems the ZENS, in addition to the redemption amount, it would be required to pay deferred taxes related to the ZENS, to the extent such taxes were not currently offset by net operating loss carryforwards or CAMT carryforwards. CenterPoint Energy’s ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year. If the ZENS had been redeemed on December 31, 2025, deferred taxes of approximately $897 million would have been payable in 2025, based on 2025 tax rates in effect, and disregarding the availability of net operating loss carryforwards and CAMT carryforwards. In addition, if all the shares of ZENS-Related Securities had been sold on December 31, 2025 to fund the aggregate redemption amount, capital gains taxes of approximately $72 million would have been payable in 2025, disregarding the availability of net operating loss carryforwards and CAMT carryforwards. As of December 31, 2025, CenterPoint Energy had both net operating loss carryforwards and CAMT carryforwards available from its filed 2024 federal income tax return that can be applied to largely offset the cash tax outflow that would result from a retirement or exchange of ZENS. Similarly, a significant amount of exchanges of ZENS by ZENS holders could adversely impact CenterPoint Energy’s cash flows and liquidity, subject to the availability of net operating loss carryforwards or CAMT carryforwards. This could happen if CenterPoint Energy’s creditworthiness were to drop, the market for the ZENS were to become illiquid, or for some other reason. While funds for the payment of cash upon exchange of ZENS could be obtained from the sale of the shares of ZENS-Related Securities CenterPoint Energy owns or from other sources, ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and ZENS-Related Securities shares would typically be reversed when ZENS are exchanged and ZENS-Related Securities shares are sold, subject to the availability of net operating loss carryforwards or CAMT carryforwards to reduce the cash taxes payable in the year of exchange or sale.

Our potential business strategies and strategic initiatives, including merger and acquisition activities and the disposition of assets or businesses, may not be completed or perform as expected, adversely affecting our business, financial condition, results of operations and cash flows.

Our business, financial condition, results of operations and cash flows depend, in part, on our management’s ability to implement our business strategies successfully and realize the anticipated benefits therefrom. In 2025, we announced our strategic goals for CenterPoint Energy, including our new 10-year capital plan. Our strategic goals are subject to the risks described in this section and various assumptions. These assumptions may require updating or we may not be able to execute on these strategic goals in a timely manner or at all. If we are unable to execute on our strategic goals, including our 10-year capital plan, the benefits therefrom may not be fully realized, if at all, and our reputation may be adversely affected.

From time to time we have made, and may continue to make, acquisitions or divestitures of, or other similar transactions involving, businesses and assets, such as our announced sale of our Ohio natural gas LDC business, Houston Electric’s release of its large TEEEF units to the San Antonio area and other potential future releasing and subleasing of TEEEF, form joint ventures or undertake restructurings, such as the Restructuring. However, suitable acquisition candidates or potential buyers may not continue to be available on terms and conditions we find acceptable, or the expected benefits of completed acquisitions, dispositions or similar transactions may not be realized fully or at all or may not be realized in the anticipated timeframe. If we are unable to make acquisitions, or if those acquisitions do not perform as anticipated, our future growth may be adversely affected. Further, any completed or future acquisitions, dispositions or other strategic transactions involve substantial risks, including the following:

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
•acquisitions, dispositions or other strategic transactions, or the pursuit of such transactions, including any separation or disentanglement efforts or requirements, such as the provision of transition services, could disrupt our ongoing businesses, distract management, divert resources and make it difficult to maintain current business standards, controls and procedures;
•we may not receive regulatory approvals necessary to complete an acquisition, disposition or similar transaction in a timely manner or at all; and
•shifting governmental policies may impact governmental support for strategic transactions.

On October 20, 2025, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Ohio Securities Purchase Agreement to sell its Ohio natural gas LDC business. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4 to the consolidated financial statements. We can make no assurances regarding the completion of this sale, which could be subject to delays or may not ultimately be consummated.

Changing demographics, poor investment performance of pension plan assets and other factors adversely affecting the calculation of pension liabilities could unfavorably impact our business, financial condition, results of operations and cash flows.

CenterPoint Energy and its subsidiaries maintain qualified defined benefit pension plans covering certain of its employees. Costs associated with these plans are dependent upon a number of factors including the investment returns on plan assets, the level of interest rates used to calculate the funded status of the plan, contributions to the plan, the number of plan participants and government regulations with respect to funding requirements and the calculation of plan liabilities. Funding requirements may increase and CenterPoint Energy may be required to make unplanned contributions in the event of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations, or government regulations that increase minimum funding requirements or the pension liability. See Note 8 to the consolidated financial statements for further information. In addition to affecting CenterPoint Energy’s funding requirements, these factors could adversely affect our business, financial condition, results of operations and cash flows.

We may be significantly affected by changes in federal income tax laws and regulations, including any comprehensive federal tax reform legislation.

Our businesses are impacted by U.S. federal income tax policy. The TCJA, CARES Act, the IRA and OBBBA significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by among other things, reducing the federal corporate income tax rate, altering the expensing of capital expenditures, enacting a new CAMT, and phasing out previously expanded federal tax credits for cleaner energy production. Based on guidance available as of the date of the filing of this Form 10-K, the Registrants will continue to be subject to the CAMT included in the IRA.

The interpretive guidance issued by the IRS and state tax authorities, as well as related federal executive orders, may be inconsistent with our interpretation and the legislation could be subject to amendments, which could lessen or increase certain impacts of the legislation. In addition, while certain regulators have allowed the Registrants to recover certain costs associated with the CAMT in the past, the regulatory treatment of the expanded tax credits and CAMT could impact the Registrants’ future cash flows, and this legislation could result in unintended consequences not yet identified that could have an adverse impact on the Registrants’ financial results and future cash flows.

Further changes in federal tax legislation or guidance, or uncertainties regarding the repeal, continuation or interpretation of such tax legislation or guidance, could significantly change the federal income tax laws applicable to domestic businesses, including changes that may impact investment incentives and deductions for depreciation and interest, among other deductions. Additional new federal tax reform legislation and the implementation of new or increased tariffs could lead to increases in market interest rates, a decrease in U.S. economic growth, and/or recession. In addition, interpretations, regulations, amendments, or technical corrections that affect the amount and timing of income tax payments could adversely affect our liquidity. While CenterPoint Energy and its subsidiaries cannot assess the overall impact of any such potential legislation or other actions on our businesses, it is possible that our business, financial condition, results of operations and cash flows could be negatively impacted. Furthermore, with any enacted federal tax reform legislation, it is uncertain how state commissions and local municipalities may require us to respond to the effects of such tax legislation, including determining the treatment of EDIT and other increases and decreases in our revenue requirements. As such, potential regulatory actions in response to any enacted tax legislation could adversely affect our business, financial condition, results of operations and cash flows.

Risk Factors Affecting Safety and Security Risks

The Registrants’ businesses have safety risks.

The Registrants’ facilities and distribution and transmission systems have been and may in the future be involved in incidents that result in injury, death, or property loss to employees, customers, third parties (including vendors, suppliers and contractors), or the public. Although the Registrants have insurance coverage for many potential incidents, depending upon the nature and severity of any incident, they have in the past and could in the future experience financial loss, claims and litigation, damage to their reputation, and negative consequences from regulatory authorities or other public authorities. Further, certain CenterPoint Energy employees who work in the field have experienced threats of violence during the performance of their work. Threats of violence, actual violence and other concerns may result in employees and third parties supporting the work of the Registrants sustaining serious injuries and being unable or unwilling to complete critical functions, which could adversely affect our businesses, financial condition, results of operations and cash flows, and could make it harder to, among other things, recruit and retain certain employees.

Cyberattacks, physical security breaches, acts of terrorism or other disruptions could adversely impact our business, financial condition, results of operations and cash flows.

We are subject to cyber and physical security risks related to our information technology systems, operational technology, network infrastructure and other technology and facilities used to conduct almost all of our businesses. The operation of our electric transmission, distribution and generation systems is dependent on the physical interconnection of our facilities, as well as communications among the various components of our systems and the systems of supply chain stakeholders (such as vendors, contractors and suppliers). Further, certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a cyberattack or unauthorized access in any one of these systems could potentially impact the other systems. Similarly, our business operations, including our transmission systems and natural gas pipelines, are part of an interconnected system. Disruption of those systems, or our ability to communicate with those systems, whether caused by physical disruption such as storms or other natural disasters, by failure of equipment or technology or by man-made events, such as cyberattacks or acts of terrorism, may disrupt our ability to conduct operations and control assets, lead to operational interruptions and negatively impact our business.

The sophistication of cybersecurity threats, including those leveraging AI, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency, such as AI and cloud-based infrastructure, may further expose our computer systems to the risk of cybersecurity incidents. Also, remote working arrangements could increase our data security risks, including loss of data related to sensitive customer, employee, financial and operating system information, through insider or outsider actions. Cyberattacks, including deep fakes (which are increasingly more difficult to identify as fake), phishing, smishing, vishing or quishing attacks and threats from the use of malware, ransomware and viruses or malicious code, and unauthorized access could also result in the loss, or unauthorized use, of confidential, proprietary or critical infrastructure data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect our reputation, impact our customers, increase costs and subject us to possible legal claims and liability. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such attacks, our cybersecurity program does not prevent all breaches or cyberattack incidents. Publicly known vulnerabilities in our information technology and operational technology environments may not be remediated before an adversary could discover or exploit them. Attackers can also exploit new, unknown vulnerabilities (e.g., zero-day vulnerabilities) and vulnerabilities where a patch or other remediation measure is not yet available. The data that we disclose to, and services we receive from, third parties may be subject to cybersecurity risks associated with threats to third-party systems. These risks include security compromises, vulnerabilities or failures related to the technologies and systems used by service providers, other supply chain stakeholders and/or governmental entities. The potential impact of such threats depends in part on the criticality of the third-party services and/or extent of access these third parties have to our confidential information and/or systems. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have also experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and those of third parties, including supply chain stakeholders and government entities who perform certain services for us or administer and maintain our sensitive information. These prior intrusions and attacks have not had a material impact on our business, financial condition, results of operations and cash flows. Because technology is increasingly complex and cyberattacks are increasingly sophisticated and more frequent, there is a risk such incidents could have an adverse effect on us in the future. The risk of a disruption or breach of our operational technology systems, or the compromise of the data processed in connection with our operations, through a cybersecurity breach or ransomware attack, has increased as attempted attacks have advanced in sophistication and number around the world. Although CenterPoint Energy currently maintains cybersecurity insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover the costs associated with potential cybersecurity incidents, and there is no guarantee that the insurance that CenterPoint Energy currently maintains will continue to be available at rates we believe are reasonable.

Our continued efforts to integrate, consolidate and streamline our operations have also resulted in increased reliance on current and recently completed projects for technology systems and may increase potential vulnerabilities and points of failure in our information and operations systems. A failure to maintain and enhance existing information technology systems, or the failure of new technology systems to be implemented as designed, could adversely affect our operations. Procedures we implement to protect our systems may be insufficient to protect and safeguard against unauthorized access to secured data. A failure of our technologies or procedures, or our inability to support and integrate these technologies across our subsidiaries, could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks and subject us to possible financial liability or increased regulation or litigation.

We depend on the secure operations of our physical assets to transport the energy we deliver and our information technology to process, transmit and store electronic information, including information and operational technology we use to safely operate our energy transportation systems. Companies in our industry face a heightened risk of exposure to and have experienced acts of terrorism and vandalism. Our electric and gas physical infrastructure may be targets of physical security threats or terrorist activities. Further, recent escalation with respect to geopolitical conflicts may increase the likelihood that facilities within the United States, including natural gas distribution systems or electric transmission, distribution or generation systems that we own or on which we rely, will be targeted by strikes, acts of terrorism or cyberattacks. Security breaches, attacks on our infrastructure and facilities, including against the Registrants or as a means to harm a third party by disrupting the transmission and distribution of energy, acts of terrorism, including by foreign or domestic actors, and vandalism could expose our business to a risk of loss, misuse or interruption of critical physical assets or information and functions that affect our operations, as well as potential data privacy breaches and loss of protected personal information and other sensitive information, such as Critical Energy Infrastructure Information. Such losses could result in operational impacts, damage to our assets, public or personal safety incidents, impacts to our customers, damage to the environment, reputational harm, competitive disadvantage, increased regulation and regulatory enforcement actions, litigation and a potential adverse effect on our business, financial condition, results of operations and cash flows. There is no certainty that costs incurred related to actual or thwarted cyberattacks, or for the safeguarding against such security threats, will be recoverable through rates.

Compliance with and changes in cybersecurity laws and regulations have a cost and operational impact on our business, and failure to comply with such requirements could adversely impact our business, financial condition, results of operations and cash flows.

Regulators have adopted numerous rules and regulations regarding cybersecurity. As a result, CenterPoint Energy continues to take measures to comply with the TSA pipeline security directive requirements applicable to critical pipeline owners and operators. These security directives require CenterPoint Energy to establish, implement and assess a TSA-approved Cybersecurity Implementation Plan that describes the security measures maintained to comply with relevant provisions of the security directives. CenterPoint Energy is also subject to standards enacted by NERC and enforced by FERC regarding protection of critical infrastructure assets required for operating North America's bulk electric system. We may be required to expend significant additional resources and costs to respond to cyberattacks, to continue to modify or enhance our protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. There is no certainty that such costs incurred will be recovered through rates. We also face increasing and evolving disclosure and reporting obligations related to cybersecurity events, and there is no certainty that we will be able to meet existing or future disclosure obligations and avoid the risk of potentially having our disclosures misinterpreted when made. National security or public safety considerations may further affect, or in some instances prevent, our public disclosure of a cybersecurity incident in certain circumstances. Any failure to remain in compliance with these government regulations or failure in our cybersecurity protective measures may result in enforcement actions which may have an adverse effect on our business, financial condition, results of operations and cash flows.

Failure to maintain the security of personal information could adversely affect us.

In connection with our businesses, we and supply chain stakeholders collect and retain personal information (for example, information of our customers, shareholders, suppliers and employees), and there is an expectation that we and such supply chain stakeholders will adequately protect that information. The regulatory environment surrounding information security and data privacy continues to evolve and is increasingly demanding. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant costs, fines and penalties and liabilities for us. The systems we have implemented to protect our information technology, operational technology and data systems from attacks cannot prevent all security breaches, and the systems we have implemented to manage and protect personal information cannot prevent all privacy breaches. We and some supply chain stakeholders that maintain personal information have experienced, and expect to continue to experience, data privacy incidents and breaches; however, to date, we have not experienced a material data privacy incident or breach. A significant theft, loss or fraudulent use of the personal information we maintain, or failure of our vendors, suppliers and contractors to use or maintain such data in accordance with contractual provisions and other legal requirements, could adversely impact our reputation and could result in significant costs, fines and penalties and liabilities for us.

We may not be successful in our adoption, development and deployment of AI, which could adversely affect our business, reputation, or financial results.

We are using and exploring the further use of AI, including generative AI, and its ability to enhance the services we offer to the communities we serve. There are significant risks involved in developing and deploying AI, and ineffective or inadequate development or deployment of AI practices by us or supply chain stakeholders could result in unintended consequences. We contract with supply chain stakeholders that use AI in products and services they provide, and we may not have full control or visibility over the quality, performance, security or compliance of the products and services that incorporate AI-related technology. Additionally, the use of AI may not enhance our services or be beneficial to our business, including with respect to the efficiency and resiliency of our systems. For example, AI-related efforts by us or supply chain stakeholders may give rise to risks related to harmful content, accuracy, bias, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others, which could lead to operational interruptions or otherwise adversely affect our business, reputation or financial results. In addition, the adoption of AI may subject us to new or enhanced governmental or regulatory scrutiny, new or amended laws, rules, directives, and regulations governing the use of AI (which may be conflicting), litigation, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. Developing, testing and deploying resource-intensive AI systems may also require additional investment and increase costs. We may not be able to recover our investments in AI technology through our regulatory proceedings, and our use of, or supply chain stakeholders’ use of, AI may subject us to legal liability. Similarly, as AI continues to evolve, we may not be able to adopt and implement AI as quickly as our customers or communities desire or regulators may require, which could also adversely affect us. AI is a relatively new and rapidly evolving technology, and we are unable to predict all of the risks that may result from the adoption of our AI initiatives.

General and Other Risks

Our revenues and results of operations are seasonal.

Our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity and natural gas usage, as applicable. Houston Electric’s revenues are generally higher during the warmer months. As in certain past years, unusually mild weather in the warmer months could diminish Houston Electric’s results of operations and harm its business, financial condition and cash flows. Conversely, as in certain past years, extreme warm weather conditions could increase Houston Electric’s results of operations in a manner that would not likely be annually recurring. A significant portion of Indiana Electric’s sales are for space heating and cooling. Consequently, as in certain past years, Indiana Electric’s results of operations may be adversely affected by warmer-than-normal heating season weather or colder-than-normal cooling season weather, while, as has occurred in certain past years, more extreme seasonal weather conditions could increase Indiana

Electric’s results of operations in a manner that would not likely be annually recurring. Revenues in our Natural Gas reportable segment are customarily higher during the winter months. As in certain past years, unusually mild weather in the winter months could diminish our results of operations and harm our business, financial condition, results of operations and cash flows. Conversely, as occurred in certain past years, extreme cold weather conditions could increase our results of operations in a manner that would not likely be annually recurring.

Severe weather events, natural disasters and other climate-related impacts could adversely impact our businesses, financial condition, results of operations and cash flows.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories and our business. Our facilities and operations face physical risks from severe weather events, natural disasters and other climate-related conditions, which have become more frequent, unpredictable and severe as a result of climate change or other factors. Severe weather events, natural disasters and other climate-related conditions impact our service territories, primarily when hurricanes and remnants of hurricanes, tornadoes, floods, severe winter weather conditions, including ice storms, wildfires, thunderstorms, high winds, hail, derecho events, microbursts, drought, excess humidity or extreme temperatures (high heating/cooling days) occur, which can impact our operations and our ability to serve our customers, including resulting in operational interruptions and large-scale and/or prolonged outages. To the extent the frequency and severity of extreme weather events, natural disasters and climate-related conditions such as rising sea level and coastal erosion continue to increase, our costs of providing service may increase, including the costs and availability of procuring insurance related to such impacts, and those costs may not be recoverable. In addition, our insurance may not be sufficient or effective under all circumstances and against all related hazards or liabilities to which we may be subject. Any losses for which we are not fully insured or that are not covered by insurance at all could adversely affect our business, financial condition, results of operations and cash flows. A delay or failure in recovering amounts for storm restoration costs incurred, inability to securitize future storm restoration costs, or loss of revenues as a result of severe weather could have a material impact on us, including lower credit ratings and, thus, higher costs for future debt issuances, as well as limitations on our ability to fund other investments to address customer needs. The implementation of budget and spending cuts to federal government agencies and programs could also impact our operations and our ability to serve customers when such weather events, natural disasters and other climate conditions occur, including increasing our costs. Further, events of extreme weather and natural disasters could make it unsafe or hinder the effectiveness of our employees to fix, maintain and restore power to affected areas and could harm our reputation. Since certain of our facilities are located along or near the Texas Gulf Coast, increased or more severe hurricanes, tornadoes or derecho events could increase our costs to repair damaged facilities and restore service to our customers. Our electric and natural gas operations in our service territories have both been impacted by severe weather events, including the February 2021 Winter Storm Event, the May 2024 Storm Event and Hurricane Beryl, and could experience similar events in the future, which could have an adverse impact on our business, financial condition, results of operations and cash flows. Further, if climate changes occur that result in fewer heating degree days than normal in our service territories, which has occurred in certain past years, financial results from our businesses could be adversely impacted. For example, where natural gas is used to heat homes and businesses, warmer weather might result in less natural gas being used, adversely affecting us.

Severe weather events, natural disasters and the effects of climate change have increased the duration of wildfire season and may further exacerbate the possibility of wildfires and the risks related thereto, including that we may be held liable for damages incurred as a result of wildfires, reputational harm, damage to our network, facilities and systems resulting therefrom. While we proactively take steps to mitigate wildfire risk in the areas of our electrical and natural gas assets, wildfire risk is always present. We could be held liable for damages incurred as a result of wildfires or incur reputational harm if it was determined that they were caused by or enhanced due to any fault of CenterPoint Energy. Wildfires could also jeopardize our electric and natural gas infrastructure, including Houston Electric’s and Indiana Electric’s vast network of electric transmission and distribution lines and facilities and CERC’s natural gas distribution systems, and third-party property and result in temporary or prolonged power outages and shortages in our service territories. Wildfires also have the potential to negatively affect communities in our service territories and the surrounding areas, and the continued expansion of the wildland-urban interface has increased this wildfire risk. In addition, while we maintain wildfire insurance, our insurance may not be sufficient to cover all losses we may incur as a result of wildfires. Wildfires could also lead to significant financial distress, credit rating downgrades and further increased costs for wildfire insurance or lack of availability thereof. Insufficient wildfire insurance coverage, increased wildfire insurance costs and a lack of wildfire insurance availability could adversely impact our business, financial condition, results of operations and cash flows. Furthermore, any damage caused to our assets, loss of service to our customers, liability imposed, credit rating downgrades or regulatory recovery risk occurring as a result of wildfires could negatively impact our business, financial condition, results of operations and cash flows.

We are subject to transition risk relating to climate change, as well. In the long term, climate change could cause shifts in population, including customers moving away from our service territories. When we cannot deliver electricity or natural gas to customers or our customers cannot receive our services, our financial results are impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs. To the extent we are unable to recover those costs or recover in a timely manner, or if recovery of such costs results in higher rates and reduced demand for our services, our future financial results may be adversely impacted. Similarly, public and private efforts to address climate change, such as by legislation, regulation, actions by private interest groups, and litigation, could impact our ability to continue operating our businesses as we do today, significant aspects of which rely on fossil fuels. These initiatives could have a significant impact on us and our operations as well as on our third-party suppliers, vendors and partners, which could impact us by among other things, causing permitting and construction delays, project cancellations or increased project costs passed on to us. We also may be subject to climate change litigation, which could result in substantial fines, penalties or damages and restrictions on our operations. The utility industry has already faced such litigation, challenging its marketing and use of fossil fuels and attributing climate change to emissions resulting from the use of fossil fuels. While we have pursued and executed, and continue to pursue and execute, on plans to accelerate investments to enhance the resiliency of our systems to better withstand severe weather, natural disasters, and other climate-related impacts, these plans are generally subject to approval by regulators and may not be approved in full or at all. Certain accelerated resilience plans of the Registrants have received regulatory approval for a limited scope and duration, generally at levels less than those proposed to the regulators. We may not be able to successfully execute such plans and projects in the time and manner planned and there are risks regarding the ability to demonstrate the efficacy of the accelerated resilience investments in mitigating storm impacts, as well as in seeking and obtaining regulatory approval for additional accelerated resilience plans and projects that may be necessary. The need for this investment and these expenditures could cause execution, liquidity, capital or other financing-related risks as well as result in upward pressure on our customer rates, which, particularly when combined with upward pressure resulting from the recovery of the costs of recent and future storms, may result in adverse actions by applicable regulators or effectively limit our ability to make other planned capital or other investments. The occurrence of extreme weather events, including winter storms and record hot temperatures, or other causes could also lead to additional reforms to the Texas electric market, some measure of which, if implemented, could have an adverse impact on Houston Electric. For example, during and in the aftermath of the February 2021 Winter Storm Event, the Texas legislature revised applicable statutes and granted the PUCT and ERCOT additional regulatory authority, both oversight and enforcement, that focuses on ensuring ERCOT market participants, including Houston Electric, have adopted sufficient winterization standards and protection. If any additional protections are required in the future as a result of additional extreme weather events or other causes, complying with these new protections may increase the cost of electricity, which could adversely affect Houston Electric’s business, financial condition, results of operations and cash flows.

We are exposed to risks related to changes in demand and energy consumption that could adversely impact our business, financial condition, results of operations and cash flows.

Our businesses are also affected by new customers and load growth. We anticipate a high level of load growth and an increase in demand for electric power in certain of our service territories, including from the expansion of data centers (associated with, among other things, increasing demand for AI), energy refining and exports, advanced manufacturing and logistics, and a significant portion of the planned investments in our 10-year capital plan is intended to support such expected growth. Nevertheless, significant uncertainty exists. We are subject to potential challenges in accurately forecasting such load growth and predicting future electric power needs due to, among other things, rapidly changing technology and market dynamics, changes in industry practice and the possibility that new large customers will be transitory and exit our service territory or otherwise delay or cancel their planned projects. We are subject to potential challenges in capitalizing on opportunities presented by these developments (including if such opportunities do not materialize to the degree expected), managing the potential power demand, generation sources, and transmission capabilities to meet potential load growth, financing the capital investment needed to build and maintain the necessary infrastructure to support such development on satisfactory terms and conditions and consistent with the maintenance of satisfactory credit ratings, executing on such build and maintenance of the necessary infrastructure to support such development on acceptable timelines and in a cost-effective manner while maintaining affordability for customers, managing the possible environmental impact of the potential increased power demand, achieving our energy transition goals on expected timelines and evaluating and complying with evolving regulations related to such development. These challenges, and our efforts to predict and address them, could have a material impact on us, including if we fail to capitalize on the opportunities relating to these developments or fully realize anticipated benefits from significant capital investments and expenditures made to address such development, which could adversely affect our ability to execute our 10-year capital plan, cause us to incur additional expenses to terminate or redeploy any underutilized assets or infrastructure, or fail to fully recover our capital expenditures, all of which could have an adverse effect on our business, financial condition, results of operations and cash flows. For example, our failure to capitalize on the opportunities presented by these developments or potential large load customers delaying or cancelling their planned projects could lead to delays or the cancellation of projects included in our 10-year capital plan. Further, regulators may investigate the prudence of costs in our rates and examine, among other things, the reasonableness or prudence of our level of expenditures (including costs associated with our capital projects supporting new customers and load growth). In addition, volatility in stock prices of perceived significant energy customers, such as technology companies involved with data centers, AI or cryptocurrency, or other significant developments with such companies, could cause increased volatility in stock prices of certain companies in our industry.

Higher electric power demand and load growth could also significantly increase the prices of energy and capacity, which could in turn affect customer rates or be perceived to affect customer rates and raise affordability concerns, as well as raise resource adequacy and reliability concerns, particularly if that increased demand outpaces the addition of firm generation capacity and in transmission constrained zones. For example, there has been increasing media attention and public claims regarding the link between large load customers such as data centers and increased customer bills. Increased customer rates or the perception that customer rates are increasing to address large load customers could attract political and regulatory scrutiny, increase regulatory uncertainty for our capital investment plans and programs and present reputational risks. Additionally, projected load growth across the ERCOT system could, if not sufficiently addressed through system design and reliability measures, negatively impact electric infrastructure reliability and potentially cause system-wide stresses. This resource adequacy challenge presents reliability concerns, as well as potential for increasing energy and capacity prices that could place pressure on customer bills, attract political and regulatory scrutiny, increase regulatory uncertainty for our capital investment plans and programs and present reputational risks. These matters could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our businesses are also affected by reduction in energy consumption due to factors including economic, climate and market conditions in our service territories, energy efficiency/reduction initiatives, advances in technology and use of alternative technologies and changes in our customers’ perceptions regarding natural gas usage as a result of incidents of other utilities involving natural gas pipelines, which could impact our ability to grow our customer base and our rate of growth. Growth in customer accounts and growth of customer usage each directly influence demand for electricity and natural gas and the need for additional delivery facilities. Customer growth and customer usage are affected by a number of factors outside our control, such as energy efficiency/reduction initiatives, bans on or further regulation of natural gas-fired appliances, demand-side management goals, technological advances (e.g., distributed generation resources, energy storage devices and more energy efficient buildings and products) and economic and demographic conditions, including population changes, job and income growth, housing starts, changes in rate designs, new business formation and the overall level of economic activity. For example, certain regulatory and legislative bodies have introduced or are considering requirements and incentives to reduce energy consumption by certain dates. Declines in demand for electricity and natural gas in our service territories due to pipeline incidents of other utilities, increased electricity and natural gas prices as experienced during the February 2021 Winter Storm Event and during periods of persisting high inflation or economic downturns, among other factors, could reduce overall usage and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and natural gas. Although Houston Electric’s and Indiana Electric’s transmission and distribution businesses are subject to regulated allowable rates of return and recovery of certain costs under periodic adjustment clauses, overall declines in electricity delivered and used as a result of economic downturn or recession could reduce revenues and cash flows, thereby diminishing results of operations. A reduction in the rate of economic, employment and/or population growth could result in lower growth and reduced demand for and usage of electricity and natural gas in such service territories. Additionally, certain laws in our service territories allow municipalities to create, own, and operate utilities. If one or more municipalities in our service territories create new or supplemental utilities, or impair the franchises under which we serve customers in the applicable municipalities, it could result in lower growth and reduced demand for and usage of electricity and natural gas in such service territories. Further, deregulation or other changes in law in our service territories could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. In addition, legislation or regulation that supports distributed energy technologies or that allows third party sales from such technologies could result in further competition. Some or all of these factors could result in a lack of growth or decline in customer demand for electricity or natural gas or number of customers and may result in our failure to fully realize anticipated benefits from significant capital investments and expenditures, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact our financial results.

We have risks associated with aging infrastructure assets, including the failure of equipment or processes and potential breakdowns due to such aging. These risks have in the past and may continue to be driven by threats such as, but not limited to, electrical faults, mechanical failure, internal and external corrosion, ground movement and stress corrosion and/or cracking. The age of certain of our assets, including each of Indiana Electric’s coal generating facilities, which were constructed in 1973 and 1966, respectively, have in the past resulted and may continue to result in a need for replacement, higher level of maintenance costs, reduced generation output and unscheduled outages because of, among other things, our risk-based federal and state compliant integrity management programs. The failure to operate our assets as desired could result in interruption of service, safety concerns, major component failure at generating facilities and electric substations, events such as gas leaks, and an inability to meet service and compliance obligations, which could adversely impact revenues, and could also result in increased capital expenditures and maintenance costs. As part of our capital plan and various plans and projects thereunder, we continue to make upgrades to our aging infrastructure assets to enhance the reliability of our infrastructure. Failure to achieve timely and full recovery of expenses associated with our aging infrastructure could adversely impact revenues and could result in increased capital expenditures or expenses. In addition, the nature of information available on aging infrastructure assets, which in some cases is incomplete, may make operation of the infrastructure, inspections, maintenance, upgrading and replacement of the assets particularly challenging. Missing or incorrect infrastructure data may lead to difficulty properly locating facilities, which can result in excavator damage and operational or emergency response issues; configuration and control risks associated with the modification of system operating pressures in connection with turning off or turning on service to customers, which can result in unintended outages or operating pressures; and other potential risks related to missing or incorrect infrastructure data. Also, additional maintenance and inspections are required in some instances to improve infrastructure information and records and address emerging regulatory or risk management requirements, resulting in increased costs.

Our ability to successfully maintain or replace our aging infrastructure has been and may continue to be delayed or be at a greater cost than anticipated due to supply chain issues or governmental actions. For example, while Indiana Electric’s 2025 IRP (similar to previous IRPs) preferred portfolios included the retirement of F.B. Culley Unit 2 by the end of 2025, a coal-fired generation unit, the U.S. Department of Energy issued emergency order 202(c) in December 2025 directing Indiana Electric to continue operating the unit through March 23, 2026. Additionally, with respect to our natural gas operations, if certain pipeline replacements (for example, cast-iron or bare steel pipe) are not completed timely or successfully, government agencies and private parties might allege the uncompleted replacements caused events such as fires, explosions or leaks. Although we maintain insurance for certain of our facilities, our insurance coverage may not be sufficient in the event a catastrophic loss is alleged to have been caused by a failure to timely complete equipment replacements. Insufficient insurance coverage and increased insurance costs could adversely impact our business, financial condition, results of operations and cash flows. Finally, aging infrastructure may complicate our utility operations ability to address severe weather, natural disaster and climate change concerns and efforts to enhance resiliency and reliability.
Our business, financial condition, results of operations and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks inherent in the transmission, distribution and generation of electricity and in the delivery of natural gas that could result in substantial losses or other damages. From time to time, we have and may in the future experience various risks associated with the operations of our facilities, including, but not limited to, the following:

•operator error or failure of equipment or processes, including natural gas ignition events or associated incidents, pipeline high-pressure or over-pressure events or ruptures, or failure to follow appropriate safety protocols for, among others, the transmission and distribution of electricity and in the delivery of natural gas, including operations of our storage and peak shaving facilities;
•the handling of hazardous equipment or materials that could result in serious personal injury, loss of life and environmental and property damage;
•the inability to maintain the reliability of our utility services or meet generation capacity obligations;
•operating limitations that may be imposed by environmental or other regulatory requirements;
•labor disputes;
•information technology or financial and billing system failures, including those due to the implementation and integration or failure of new technology (including AI technology), that impair our information technology infrastructure, reporting systems or disrupt normal business operations, affect our ability to access customer information or cause us to lose confidential or proprietary data that adversely affects our reputation or exposes us to legal claims;
•regulatory noncompliance, compliance mandates and penalties from our regulators;
•failure to obtain in a timely manner and at reasonable prices the necessary fuel, such as coal and natural gas, building materials or other items needed to operate our facilities; and
•catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornados, derecho events, ice storms, terrorism, cybersecurity incidents, wildfires, public health emergencies (including pandemics), acts of war, military invasions, civil unrest, geopolitical conflict or other similar occurrences, including any environmental impacts related thereto, which catastrophic events may require participation in mutual assistance efforts by us or other utilities to assist in power restoration efforts, and for which our emergency preparedness plans may not be adequate or we may not respond effectively, which could result in public or employee harm.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities, environmental or property damage, delays in cash collections, harm to our reputation, legal proceedings, less favorable legislative and regulatory outcomes, changes to policies, laws and regulations or increased regulatory oversight, any of which could have an adverse effect on our business, financial condition, results of operations and cash flows. Such events have and may in the future result in the imposition of regulatory or environmental fines and increased litigation.

Our businesses will continue to have to adapt to, integrate and implement technological change and may not be successful implementing such technological change as designed or may have to make significant investments to adapt to and integrate technological change.

We operate businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly and increasing in complexity. New technologies will emerge or evolve that may deliver superior capabilities to, or may not be compatible with, some of our existing technologies, and may require us to make significant investments so that we can continue to provide cost-effective and reliable technology solutions to support energy production and delivery. Our future success will depend, in part, on our ability to anticipate, adapt to, integrate and implement technological changes in a timely and cost-effective manner, to offer, on a timely basis, reliable services that meet customer demands and evolving industry standards and to recover all, or a significant portion of, any unrecovered investment, including obsolete assets. Accordingly, we periodically implement new or enhanced technology, including information systems. Implementation of such new technology, including information systems, can, and pursuant to certain projects included in our 10-year capital plan, will, require the commitment of significant, sufficiently skilled personnel, engagement of third parties, substantial capital investment and additional administration and operating expenses, and entails risks to our business operations. If the integration or implementation of technology, including information systems, as designed is delayed or unsuccessful, we may not realize anticipated productivity improvements or cost efficiencies and may experience interruptions in service and operational difficulties, which could adversely affect our business, financial condition, results of operations and cash flows. Our 10-year capital plan additionally calls for the rapid integration and implementation of new technologies such as advanced grid infrastructure, which increases exposure to potential grid instability and technology obsolescence. If we fail to successfully adapt to, integrate and implement a technological change, fail to obtain access to important technologies, incur significant expenditures in adapting to technological change, or if implemented technology does not operate as anticipated, our regulatory recovery could be negatively impacted and our businesses, financial condition, results of operations and cash flows could be adversely affected.

Our insurance coverage may not be sufficient. Insufficient insurance coverage and increased insurance costs could adversely impact our business, financial condition, results of operations and cash flows.

We currently have insurance in place, such as general liability, excess liability and property insurance, to cover, among other things, certain of our facilities and third-party bodily injury in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage premiums continue to increase, and insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of our facilities may not be sufficient to fully cover or restore the loss or damage without negative impact on our business, financial condition, results of operations and cash flows. Certain types of damages, expenses or claimed costs, such as fines and penalties, have been in the past and may in the future be excluded under the policies. In addition, insurers providing insurance to us have in the past and may in the future dispute and raise defenses to coverage under the terms and conditions of the respective insurance policies, which can result in a denial of coverage or limit the amount of insurance proceeds available to us. Any losses for which we are not fully insured or that are not covered by insurance at all could adversely affect our business, financial condition, results of operations and cash flows. Costs, damages and other liabilities related to recent events and incidents that affected other utilities, such as wildfires, winter storms and explosions, among other things, have exceeded or could exceed such utilities’ insurance coverage. Further, as a result of these recent events and incidents, the marketplace for insurance coverage to utility companies may be unavailable or limited in capacity or any such available coverage may be deemed by us to be cost prohibitive under current conditions. Insurance premiums for any such coverage, if available, may not be eligible for recovery, whether in full or in part, by us through the rates charged by our utility businesses.

In common with other companies in its line of business that serve coastal regions, Houston Electric does not have insurance covering its transmission and distribution system, other than substations, because Houston Electric believes it to be cost prohibitive and insurance capacity to be limited. Historically, Houston Electric has been able to recover the costs incurred in restoring its transmission and distribution properties following hurricanes or other disasters through issuance of storm restoration bonds or a change in its regulated rates or otherwise. In the future, any such recovery may not be granted. For example, Houston Electric is seeking to recover the system restoration costs associated with Hurricane Beryl and certain other significant storms through the issuance and sale of non-recourse system restoration bonds. Although Houston Electric expects to receive the net proceeds from its offering of system restoration bonds on February 26, 2026, there can be no assurance that the system restoration costs will be recovered in the amounts expected or on the expected timeline. Therefore, Houston Electric may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without negative impact on its business, financial condition, results of operations and cash flows.

Global or regional health pandemics, epidemics or similar public health threats could negatively impact our business, financial condition, results of operations and cash flows.

Public health threats, including pandemics and epidemics, and any third-party actions taken to contain the spread and mitigate the public health threats, have had and may in the future have widespread impacts on the global economy, our supply chain and our employees, customers and supply chain stakeholders. Any future health threat could have potentially material impacts on our business, financial condition, results of operations and cash flows. The ultimate impact of public health threats on our business depends on factors beyond our knowledge or control and we might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our business, financial condition, results of operations and cash flows.

Failure to attract, motivate and retain an appropriately qualified workforce, identify and develop top talent to succeed senior management and maintain good labor relations could adversely impact the operations of our facilities and our business, financial condition, results of operations and cash flows.

Our businesses and ability to implement our strategies are dependent on recruiting, retaining and motivating employees, including senior executive officers and other key personnel. Like many companies in the utilities industry and other industries, we have experienced higher than normal turnover of employees as a result of a number of factors, including a tightening labor market, remote working opportunities, employees shifting industries, individuals deciding not to work and a maturing workforce. Of our employee population, not including employees of Energy Systems Group prior to its divestiture on June 30, 2023 or temporary employees, 17.1%, 18.2%, and 18.7% were retirement eligible as of December 31, 2025, 2024, and 2023, respectively. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, increased turnover or the unavailability of contract resources, may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs to replace employees, productivity costs, health care costs and safety costs, may rise and may not be recoverable in rates. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of sufficiently skilled contract labor may lead to safety concerns and adversely affect the ability to manage and operate our businesses, particularly the specialized skills and knowledge required to construct and operate generation facilities, a technology-enabled power grid and transmission and distribution infrastructure, among other facilities. Additionally, further tightening of the labor market and increasing wages may adversely affect our ability to attract, transition and retain key personnel, which could, in turn, negatively impact our ability to identify, motivate and develop talent to succeed senior management. If we are unable to successfully attract and retain an appropriately qualified workforce and conduct appropriate senior management succession planning, our ability to execute on our 10-year capital plan and our business, financial condition, results of operations and cash flows could be negatively affected.

Furthermore, the operations of our facilities depend on good labor relations with our employees, and several of our businesses have in place collective bargaining agreements with various labor unions, comprising approximately 42% of our workforce. We have several separate bargaining units, each with a unique collective bargaining agreement described further in Note 8(j) to the consolidated financial statements, which information is incorporated herein by reference. The collective bargaining agreements with IBEW Locals 1393 and USW Locals 12213 & 7441 related to Indiana Gas employees, as well as with IBEW Local 66 related to Houston Electric employees, are scheduled to expire in December 2026 (IBEW Local 1393 & USW Locals 12213 & 7441) and May 2026 (IBEW Local 66), and negotiations of these agreements are expected to be completed before the respective expirations. The collective bargaining agreement with OPEIU Local 12 related primarily to CERC employees in Minnesota expired in December 2025 and negotiations are ongoing. Any failure to reach an agreement on new labor contracts or to negotiate these labor contracts might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have an adverse effect on our businesses, financial condition, results of operations and cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have an adverse effect on our businesses, financial condition, results of operations and cash flows.

Item 1B.Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Our processes for assessing, identifying, and managing material risks from cybersecurity threats are part of our overall enterprise risk management system and processes. Enterprise risks, including cybersecurity risks, and their associated mitigations are reviewed at least annually by senior management and the Board. Throughout the year, we regularly assess our cybersecurity program and continue to invest in hardening and maturing our cybersecurity measures as further described below.

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

•Incident Response. We maintain a Cybersecurity Operations Center that is dedicated to monitoring for cybersecurity threats to our systems and responding to potential cybersecurity incidents. We also maintain cybersecurity incident response plans that establish a cross-functional incident response team and processes to guide our response to cybersecurity incidents, including processes for reporting and escalating cybersecurity incidents to senior management and the Audit Committee or the Board, as appropriate. We conduct tabletop exercises regularly to test our incident response processes.

•Assessments, Testing and Audits. We conduct different types of security assessments, testing and audits to help us proactively identify and mitigate potential cybersecurity threats and vulnerabilities to our information technology and operational technology systems. For example, we conduct security-related risk assessments on proposed software, hardware and third-party technology solutions used by CenterPoint Energy prior to deployment in our network. We also undergo periodic vulnerability assessments, penetration tests and cybersecurity reviews of our systems and security controls. We engage third parties to support certain of these assessments and tests and to provide guidance and support to our cybersecurity management team. Our internal audit team also conducts audits of certain CenterPoint Energy systems and data security controls.

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

As described in Item 1A “Risk Factors,” our operations rely on the secure processing, storage, and transmission of confidential, sensitive and other information within our computer systems and networks. Computer viruses, threat actors, employee or vendor incidents and other external hazards could expose our information systems, and those of third parties who process our data, provide access to systems or that have access to our systems, to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business, reputation, results of operations and financial condition, and subject us to possible legal claims and liability. While we have experienced cybersecurity incidents in the past, as of the date of the filing of this Form 10-K, CenterPoint Energy has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our Audit Committee, comprised of independent directors from our Board, oversees the Board’s responsibilities relating to CenterPoint Energy’s cybersecurity, data privacy and AI programs, including cybersecurity and AI risk management and cybersecurity disclosures required by applicable securities laws or regulations, as appropriate. As part of its risk oversight responsibilities, the Audit Committee receives quarterly reports from our Executive Vice President and General Counsel, Chief Security Officer (CSO) or other representatives from our cybersecurity or data privacy groups and periodic reports from our third-party consultants. These reports include updates on certain cybersecurity or data privacy matters, including, among other items, CenterPoint Energy’s progress in maturing its cybersecurity program, results of cybersecurity assessments and testing, the cybersecurity landscape and emerging threats, status of ongoing initiatives and strategies, incident reports and learnings from any cybersecurity events, compliance with regulatory requirements and industry standards, data privacy matters, and the cybersecurity budget.

Risk Management Personnel

CenterPoint Energy’s Executive Vice President and General Counsel is responsible for overseeing our cybersecurity and data privacy programs. CenterPoint Energy’s CSO is responsible for the day-to-day management of our cybersecurity program and reports directly to the Executive Vice President and General Counsel. CenterPoint Energy’s Senior Vice President, Deputy General Counsel, and Chief Ethics & Compliance Officer (CECO) is responsible for day-to-day management of our data privacy program and also reports directly to the Executive Vice President and General Counsel. Our cybersecurity and data privacy teams, which report directly to our CSO and CECO, respectively, are tasked with implementing our programs in support of cybersecurity and data privacy risk management. We also have management-level teams and committees, which include and/or collaborate with our CSO and CECO, that support, among other things, our processes to assess and manage cybersecurity risk. These teams and committees provide summary reports on their activities and initiatives to appropriate senior executives, including the Executive Vice President and General Counsel and the Audit Committee or the Board, as appropriate.

CenterPoint Energy’s CSO joined CenterPoint Energy in September 2025 and has over two decades of experience in cybersecurity and risk management across diverse industries, and most recently served in senior leadership roles, including Chief Information Security Officer, for a global engineering, procurement, consulting and construction company. Our Executive Vice President and General Counsel has significant risk management, governance and litigation experience, which we believe are important leadership skills to help incorporate risk management, legal, disclosure and governance perspectives into the design of our cybersecurity program and in evaluating and responding to potential cybersecurity incidents.

Item 2.Properties

The following discussion is based on the Registrants’ businesses as of December 31, 2025.

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

Indiana Electric’s properties are primarily located in Indiana. They consist of transmission lines in Indiana and Kentucky, distribution lines, substations, service centers, coal-fired generating facilities, gas-fired turbine peaking units, a landfill gas electric generation facility and solar generation facilities. All real and tangible properties of Indiana Electric, subject to certain exclusions, are currently subject to the lien of the Amended and Restated Mortgage Indenture dated as of January 1, 2023, between SIGECO (Indiana Electric) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee. For information related to debt outstanding under the Amended and Restated Mortgage Indenture, see Note 12 to the consolidated financial statements.

Electric Lines - Transmission and Distribution. As of December 31, 2025, Houston Electric and Indiana Electric owned and operated the following electric transmission and distribution lines:

	Houston Electric		Indiana Electric
Description	Overhead Lines	Underground Lines	Indiana	Kentucky (1)
Transmission lines:	(in Circuit Miles)
69 kV	101	2	565	—
138 kV	2,352	24	417	9
345 kV	1,446	—	48	16
Total	3,899	26	1,030	25
Distribution lines	29,718	29,841	7,174	—

(1)These assets interconnect with Louisville Gas and Electric Company’s transmission system at Cloverport, Kentucky and with Big Rivers Electric Cooperative at Sebree, Kentucky.

Generating Capacity. As of December 31, 2025, Indiana Electric had 1,228 MW of installed generating capacity, as set forth in the following table:

Generation Source	Unit No.	Location	Date in Service	Capacity (MW)
Coal
F.B. Culley (1)	2	Warrick County, Indiana	1966	90
F.B. Culley	3	Warrick County, Indiana	1973	270
Total Coal Capacity				360
Gas
Brown (2)	3	Posey County, Indiana	1991	80
Brown	4	Posey County, Indiana	2002	80
Brown	5	Posey County, Indiana	2025	230
Brown	6	Posey County, Indiana	2025	230
Renewable Landfill Gas		Pike County, Indiana	2009	3
Total Gas Capacity				623
Solar
Oak Hill		Evansville, Indiana	2018	2
Volkman		Evansville, Indiana	2018	2
Troy		Spencer County, Indiana	2021	50
Posey		Posey County, Indiana	2025	191
Total Solar Capacity				245
Total Generating Capacity (3)				1,228
(1)While Indiana Electric’s 2025 IRP (similar to previous IRPs) preferred portfolios included the retirement of F.B. Culley Unit 2, a coal-fired generation unit, by the end of 2025, the U.S. Department of Energy issued an emergency 202(c) order in December 2025 directing Indiana Electric to continue operating the unit through March 23, 2026. For further information about F.B. Culley 2, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.
(2)Brown Unit 3 is also equipped to burn oil.
(3)Excludes 1.5% participation in OVEC. See Item 1. Business for more details.

Natural Gas Combustion Turbines. In 2022, Indiana Electric received approval from the IURC for a CPCN seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. In the second quarter of 2025, 230 MW of the facility was placed in service, and due to a transformer manufacturing issue, the remaining 230 MW of the facility was placed in service in the third quarter of 2025. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

Solar. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve an amended BTA to purchase the 191 MW Posey Solar project. On September 6, 2023, the IURC issued an order approving the CPCN. On March 7, 2025, SIGECO completed the acquisition of Posey Solar. The Posey Solar project was placed in service in the second quarter of 2025. For further information about Indiana Electric’s BTAs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

TEEEF. As allowed by a law enacted by the Texas legislature after the February 2021 Winter Storm Event and amended in 2023, Houston Electric entered into leases for 15 large (27 MW to 32 MW) and five medium (5.7 MW) TEEEF. In June 2025, Houston Electric entered into the ERCOT Transaction, subject to PUCT approval, to release its large TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, reduce its TEEEF fleet capacity and reduce its rates to reflect the removal of the large TEEEF units from its fleet. In November 2025, Houston Electric also proposed to release the five medium (5.7 MW) TEEEF units from its TEEEF fleet and remove the associated lease costs effective January 1, 2026. On February 13, 2026, Houston Electric requested continued abatement until February 27, 2026 due to continued settlement discussions. As of December 31, 2025, Houston Electric leased 519 MW of TEEEF on a long-term basis. For more information, see Note 7 and Note 19 to the consolidated financial statements.

Substations.  A substation is a facility that transforms electricity from a higher voltage to a lower voltage or vice versa. Generally, this facility is the interface between the transmission system and the distribution grid. The following table presents certain information related to CenterPoint Energy’s substations as of December 31, 2025:

	Number of Substations	Transformer Capacity (in Mva)
Houston Electric	246	74,665
Indiana Electric	109	7,027
Total CenterPoint Energy	355	81,692

Service Centers. Service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity. The following table presents certain information related to CenterPoint Energy’s service centers as of December 31, 2025:

	Number of Service Centers	Acres of Land
Houston Electric	13	362
Indiana Electric	6	69
Total CenterPoint Energy	19	431

Natural Gas (CenterPoint Energy and CERC)

CenterPoint Energy’s and CERC’s natural gas distribution businesses use various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. CenterPoint Energy’s and CERC’s natural gas distribution businesses may also supplement contracted supplies and storage from time to time with stored LNG and propane-air plant production.

As of December 31, 2025, CenterPoint Energy’s and CERC’s natural gas distribution businesses owned and operated the following natural gas facilities:

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

The table below reflects CenterPoint Energy’s and CERC’s natural gas distribution businesses contracted upstream storage services as of December 31, 2025:

	Storage Capacity (Bcf)	Maximum Peak Daily Delivery (MMcf)
Upstream Storage Service	100	2,209

The table below reflects the approximate total linear miles of distribution and transmission mains owned by CenterPoint Energy’s and CERC’s natural gas distribution businesses as of December 31, 2025:

	CenterPoint Energy	CERC
All Locations	72,000	69,000
Indiana and Ohio (1)	23,000	20,000

(1)Linear miles of distribution and transmission mains attributable to CEOH were approximately 6,000 miles.

CenterPoint Energy’s and CERC’s natural gas distribution businesses owned mains varying in size from one-half inch to 24 inches in diameter. CenterPoint Energy’s and CERC’s natural gas distribution businesses in Indiana and Ohio own mains that are located in Indiana and Ohio except for, in the case of CenterPoint Energy, pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported to customers in Indiana. Generally, in each of the cities, towns and rural areas served by CenterPoint Energy’s and CERC’s natural gas distribution businesses, CenterPoint Energy and CERC own the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which CenterPoint Energy’s and CERC’s natural gas distribution businesses receive gas are owned, operated and maintained by others, and their distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

As of December 31, 2025, CenterPoint Energy and CERC, through CEIP, owned and operated over 208 miles of intrastate pipeline in Texas. On March 31, 2025, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of its Louisiana and Mississippi natural gas LDC businesses, which included the intrastate pipelines owned by CEIP in Louisiana. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4 to the consolidated financial statements.

Item 3.Legal Proceedings

For a discussion of material legal and regulatory proceedings, including environmental legal proceedings that involve a governmental authority as a party and that the Registrants reasonably believe would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, affecting the Registrants, read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report and Note 14(c) to the consolidated financial statements, which information is incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CenterPoint Energy

As of February 13, 2026, CenterPoint Energy’s common stock was held by approximately 20,378 shareholders of record. CenterPoint Energy’s common stock is listed on the NYSE and NYSE Texas and is traded under the symbol “CNP.”

The amount of future cash dividends will be subject to determination based upon CenterPoint Energy’s financial condition and results of operations, future business prospects, any applicable contractual restrictions and other factors that the Board considers relevant and will be declared at the discretion of the Board. For further information on CenterPoint Energy’s dividends, see Note 11 to the consolidated financial statements.

Repurchases of Equity Securities

During the quarter ended December 31, 2025, none of CenterPoint Energy’s equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, were purchased by or on behalf of CenterPoint Energy or any “affiliated purchasers,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

Houston Electric

As of February 13, 2026, all of Houston Electric’s 1,000 outstanding common shares were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

CERC

As of February 13, 2026, all of CERC Corp.’s 1,000 outstanding shares of common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy.

Item 6.        [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following combined discussion and analysis should be read in combination with the consolidated financial statements included in Item 8 herein. The discussion of CenterPoint Energy’s consolidated financial information includes the results of CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp., which, along with CenterPoint Energy, Inc., are collectively referred to as the Registrants. Where appropriate, information relating to a specific Registrant has been segregated and labeled as such. Unless the context indicates otherwise, specific references to Houston Electric and CERC also pertain to CenterPoint Energy. In this combined Form 10-K, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, including Houston Electric and CERC, unless otherwise stated. No Registrant makes any representation as to the information relating to the other Registrants or the subsidiaries of CenterPoint Energy, Inc. other than itself or its subsidiaries.

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

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy, which (i) directly owns and operates natural gas distribution systems in Minnesota and Texas, (ii) indirectly, through Indiana Gas and CEOH, owns and operates natural gas distribution systems in Indiana and Ohio, respectively, and (iii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP.

On October 20, 2025, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4 to the consolidated financial statements.

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

Below is a summary of CenterPoint Energy’s reportable segments as of December 31, 2025. For a detailed description of each reportable segment, as well as the assets included in each reportable segment, see Part I, Item 1. Business and Item 2. Properties.

•The Electric reportable segment consisted of electric transmission and distribution services in the Texas Gulf Coast area in the ERCOT region and electric transmission and distribution services primarily to southwestern Indiana and includes power generation and wholesale power operations in the MISO region.

•The Natural Gas reportable segment consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial and industrial customers in Indiana, Minnesota, Ohio and Texas; (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; (iii) residential appliance repair and maintenance services along with HVAC equipment sales to customers in Minnesota; and (iv) home repair protection plans to natural gas customers in Indiana, Ohio and Texas through a third party. The Louisiana and Mississippi natural gas LDC businesses were included in the Natural Gas reportable segment through March 31, 2025. See Note 4 for additional detail.

•The Corporate and Other reportable segment consisted of (i) energy performance contracting and sustainable infrastructure services by Energy Systems Group through June 30, 2023, the date of the sale of Energy Systems Group; (ii) corporate support operations that support all of CenterPoint Energy’s business operations; and (iii) office buildings and other real estate used for business operations.

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

Factors Influencing Our Businesses and Industry Trends

We are an energy delivery company with electric transmission, distribution and generation operations and natural gas distribution operations that serve more than seven million metered customers across four states. The majority of our revenues are generated from the transmission and delivery of electricity and the sale of natural gas by our subsidiaries.

We continue to execute on our strategic goals for our businesses that were set in September 2025. Pursuant to this business strategy and in light of the nature of our businesses, significant capital investments are reflected in our new 10-year capital plan. In September 2025, we announced our new 10-year capital plan to invest $65 billion from 2026 through 2035, inclusive of a $2 billion increase in previously planned capital expenditures through 2030, and in February 2026, we announced an additional increase to reflect total expenditures of approximately $65.5 billion. Our 10-year capital plan is intended to advance economic growth, improve the experience of our customers through enhancing the safety, reliability and resiliency of our systems and deliver consistent value for stakeholders across the jurisdictions in which we operate. These investments are not only intended to meet our customers’ current needs, but are also in anticipation of future organic growth from a diverse set of economic drivers. This organic growth is anticipated to result in rapid load growth in our service territories (as further discussed below). To fund these capital investments, we rely on internally-generated cash, borrowings under our credit facilities, proceeds from commercial paper, cash proceeds from strategic transactions (such as our Energy Systems Group divestiture in 2023, the sale of our Louisiana and Mississippi natural gas LDC businesses in 2025 and the announced sale of our Ohio natural gas LDC business, which is expected to close in the fourth quarter of 2026) and issuances of equity and debt securities in the capital markets, including the issuance of non-recourse system restoration bonds at Houston Electric to recover costs incurred primarily during the year ended December 31, 2024 due to the May 2024 Storm Events, as well as Hurricane Beryl and other significant storms.

We strive to maintain investment grade ratings for our debt securities to access the capital markets on terms we consider reasonable. A reduction in our ratings generally would result in an increase in our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facilities, and may prevent us from accessing the commercial paper markets. Disruptions in the financial markets along with high or rising interest rates can also affect the availability of external financing on terms we consider attractive. In those circumstances, we may not be able to obtain certain types of external financing or may be required to accept terms less favorable than we would otherwise accept which, among other things, would negatively impact our ability to finance our capital plan. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt.

Approximately 85% of our rate base has been subject to a rate case since the beginning of 2023, which supports clarity and stability through 2029 with final orders improving enterprise weighted average returns on equity. Additionally, approximately 85% of CenterPoint Energy’s projected consolidated investments are expected to be recovered through interim capital recovery trackers or rate cases based on a forward test year. For additional detail, see “—Liquidity and Capital Resources —Regulatory Matters” below.

To assess our financial performance, our management primarily monitors the recovery of costs and return on investments by evaluating net income and capital expenditures, among other metrics, from our regulated service territories within our reportable segments. Within these broader financial measures, we monitor margins, natural gas and fuel costs, interest expense, capital spend, working capital requirements and operation and maintenance expense, among other significant metrics. In addition to these financial measures, we also monitor a number of variables that management considers important to gauge the performance of our reportable segments, including the number of customers, throughput, commodity prices, heating and cooling degree days, safety factors, system reliability and customer satisfaction.

CenterPoint Energy and CERC have weather normalization or other rate mechanisms that largely mitigate the impact of weather on their natural gas distribution businesses in Indiana, Minnesota and Ohio, as applicable. CenterPoint Energy’s and CERC’s natural gas distribution businesses in Texas and CenterPoint Energy’s electric operations in Texas and Indiana do not have such mechanisms. As a result, fluctuations from normal weather may have a positive or negative effect on CenterPoint Energy’s and CERC’s natural gas distribution business’ results in Texas and on CenterPoint Energy’s electric operations’ results in its Texas and Indiana service territories.

Management anticipates significant growth in electric demand over the next decade, especially in our Houston Electric territory where we forecast a nearly 50% increase in peak electric load demand to over 30 GW by 2029 and the demand nearly doubling by the mid 2030s, as compared to 2024. It is expected that the significant forecasted growth in this service territory will be driven by a diverse set of economic drivers, including data centers, energy refining and exports, advanced manufacturing and logistics. Management additionally believes that there are increased electric demand opportunities in our Indiana Electric jurisdiction; accordingly, Indiana Electric’s 2025 IRP included a large load scenario with a corresponding alternative preferred portfolio. Additionally, management expects residential meter growth for Houston Electric to remain in line with long-term trends at approximately 2% annually. As discussed above, a significant portion of the planned investments in our new 10-year capital plan are intended to support this growth. There is significant uncertainty with respect to the forecasted load growth and our ability to capitalize on the opportunities presented by these developments. For more information regarding such risks, see Part I, Item 1A. “Risk Factors — General and Other Risks — We are exposed to risks related to changes in demand and energy consumption...” Typical customer growth in the jurisdictions served by the Natural Gas reportable segment is approximately 1% annually. Management expects residential meter growth for CERC to remain in line with long-term trends at approximately 1% annually. Nevertheless, this expected growth may be partially offset by adverse economic conditions, coupled with concerns for protecting the environment and increased availability of alternate energy sources, which may cause consumers to use less energy or avoid expansions of their facilities, including natural gas facilities. Long-term national trends indicate residential customers have reduced their energy consumption, which could adversely affect our results. To the extent population growth is affected by lower energy prices and there is financial pressure on some of our customers who operate within the energy industry, there may be an impact on the growth rate of our customer base and overall demand for our services.

Macroeconomic and geopolitical developments, including high rates of inflation, supply chain disruptions, labor market constraints, tariffs, high interest rates, general economic slowdown and escalating global conflicts can impact our business, financial condition, results of operations and cash flow, including adversely impacting our ability to execute on our 10-year capital plan. Inflation and high interest rates have contributed, and may continue to contribute, to increased prices for materials and services experienced by us and other companies in our industry. Further, the global supply chain has experienced and may continue to experience significant disruptions due to a multitude of factors, such as geopolitical and economic uncertainty, regulatory and policy instability, tariffs and other changes in U.S. and foreign trade policy, changes in laws (including tax laws), executive orders, labor shortages, resource availability, long lead times, manufacturer production limitations, delivery delays, inflation, severe weather events and disruptions to internal or international shipping, including as a result of armed conflicts. We have also faced, and may continue to face, a shortage of experienced and qualified personnel in certain positions, which has resulted in increased competition for skilled labor and wage inflation. Additionally, increased demand for materials necessary for our business has resulted, and may continue to result, in greater competition for and scarcity of such materials. In 2025 and 2026, the U.S. government threatened, announced and, in certain cases, rescinded, tariffs on several foreign jurisdictions and imports (including steel) into the United States, which led, and may continue to lead, to the imposition of retaliatory tariffs and other measures taken by foreign jurisdictions. There is significant uncertainty as to the scope and durability of existing and future tariff measures, as well as the ultimate effects of the tariffs on economic conditions. These macroeconomic and geopolitical developments have adversely impacted the utility industry, and like many of our peers, we have experienced disruptions to our supply chain, as well as increased prices and scarcity of resources and labor, and we may continue to experience this in the future. These developments have impacted our financial results for the year ended December 31, 2025. We have taken actions across multiple vectors to reduce the impact of such developments on our results of operations, but if such conditions continue, they could negatively impact our ability to procure materials, supplies (such as natural gas) or services necessary for our business and 10-year capital plan at a reasonable cost in a timely manner, result in project cancellations or scope changes, delays, cost overruns, and under-recovery of costs and challenges to our ability to remain in compliance with applicable laws, regulations and policies, which could adversely affect our business, financial condition, results of operations and cash flows. For more information regarding such risk, see Part I, Item 1A. “Risk Factors — Risk Factors Affecting Financial, Economic and Market Risks — Disruptions to the global supply chain...” and “— Changes in U.S. or foreign trade policies.”

The utility industry has experienced a period of rising costs and investments and an upward trend in spending, especially with respect to infrastructure investments. As noted above, we are making, and plan to continue to make, significant capital investments in our service territories under our 10-year capital plan to help operate and maintain safer, more reliable and growing electric and natural gas systems and support the electric demand growth that management is forecasting over the next decade. Rising costs and investments and the upward trend in spending are likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms. Increased rates and impacts on customer bills or the perceived potential for such impacts, particularly in the current economic environment, has caused and could continue to cause customer affordability concerns, resistance from customers and other stakeholders and increased political, regulatory, community and other scrutiny and pressures. For example, in consideration of customer affordability concerns, Indiana Electric cancelled nearly $1 billion in renewable energy generation projects in 2025. These matters could impact our ability to execute our 10-year capital plan, result in adverse ratemaking and cost recovery determinations, increased financing needs and otherwise adversely affect our business, financial condition, results of operations and cash flows. For more information regarding such risk, see Part I, Item 1A. “Risk Factors.”

Significant Events

Updated 10-Year Capital Plan. On September 29, 2025, CenterPoint Energy announced a new 10-year capital plan to invest $65 billion from 2026 through 2035, inclusive of a $2 billion increase in previously planned capital expenditures through 2030. On February 19, 2026, CenterPoint Energy announced an additional increase of $500 million to reflect total capital expenditures of approximately $65.5 billion through 2035. The plan is expected to advance economic growth, enhance the experience of the Registrants’ customers and deliver consistent value for stakeholders across the Registrants’ jurisdictions.

Treasury Notice 2026-7. On February 18, 2026, Treasury Notice 2026-7 was issued. This notice clarifies the computation of AFSI by including an adjustment to deduct certain repair and maintenance costs that are capitalized in the applicable financial statement. While CenterPoint Energy is still evaluating this guidance, it expects a prospective reduction to its annual CAMT liability. Additionally, CenterPoint Energy expects to be able to amend prior year tax returns to claim a refund of CAMT paid.

TEEEF. In June 2025, Houston Electric entered into the ERCOT Transaction, subject to PUCT approval, to release its 15 large (27 MW to 32 MW) TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, reduce its TEEEF fleet capacity and reduce its rates to reflect removal of the large TEEEF units from its fleet. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving its large TEEEF units. As the large TEEEF units would not be available to serve Houston Electric customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. In November 2025, Houston Electric proposed to release its five medium (5.7 MW) TEEEF units and to remove the associated lease costs from its rates effective January 1, 2026. On February 13, 2026, Houston Electric requested continued abatement until February 27, 2026 due to continued settlement discussions. For additional information, see Note 7 to the consolidated financial statements.

Debt Transactions. In 2025, CenterPoint Energy issued or borrowed a combined $3.7 billion of new debt, including: (i) SIGECO’s issuance of $515 million aggregate principal amount of its first mortgage bonds; (ii) Houston Electric’s issuance of $1.1 billion aggregate principal amount of its general mortgage bonds; (iii) Restoration Bond Company II’s issuance of approximately $401.5 million aggregate principal amount of its securitization bonds; (iv) CenterPoint Energy’s issuance of $1.0 billion aggregate principal amount of its convertible senior notes due 2028; and (v) CenterPoint Energy’s issuance of $700 million aggregate principal amount of its junior subordinated notes. During 2025, CenterPoint Energy repaid or redeemed a combined $61 million of outstanding debt, including $41 million of SIGECO’s first mortgage bonds and $20 million of Indiana Gas’s senior notes. In addition, CenterPoint Energy repurchased a combined of approximately $1.5 billion of outstanding debt in connection with settlement of its tender offers, including: (i) approximately $963 million of its senior notes; (ii) approximately $415 million of CERC’s senior notes; and (iii) approximately $234 million of Houston Electric’s general mortgage bonds. For further information about debt transactions in 2025, see Note 12 to the consolidated financial statements. In January 2026, CERC Corp. entered into a delayed draw term loan agreement pursuant to which the banks party thereto have committed to provide term loans in an aggregate principal amount of up to $800 million by March 30, 2026 in up to three separate borrowings, subject to the satisfaction or waiver of certain customary conditions. If not fully utilized, the term loan commitments expire on March 31, 2026. CERC Corp. borrowed $500 million on January 20, 2026, and expects to borrow the remaining $300 million during the first quarter of 2026. For further information, see Note 20 to the consolidated financial statements.

Assets Held for Sale. On October 20, 2025, CenterPoint Energy, through its subsidiary CERC Corp., entered into the Ohio Securities Purchase Agreement, pursuant to which CERC Corp. has agreed to sell all of the issued and outstanding equity interests in CEOH. The purchase price is $2.62 billion, which is comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the transaction; and (ii) a 364-day seller promissory note, in the original principal amount of $1.2 billion, to be issued by NFGC at the closing of the transaction and payable to CERC Corp. as provided by the terms and conditions of the Seller Note Agreement. The transaction is not subject to a financing condition and is expected to close in the fourth quarter of 2026, subject to satisfaction of customary closing conditions. As of December 31, 2025, the assets included approximately 6,000 miles of transmission and distribution pipeline in Ohio serving approximately 337,000 metered customers. CEOH is reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable. For further information, see Note 4 to the consolidated financial statements.

CenterPoint Energy Board Leadership Structure Changes. On October 8, 2025, the Board unanimously appointed Jason P. Wells, Chief Executive Officer and President of CenterPoint Energy, to serve as Chair of the Board, effective immediately. Mr. Wells has served as a director on the Board since January 5, 2024. In addition, the Board approved the creation of a Lead Independent Director of the Board position and the independent directors of the Board unanimously appointed independent director Christopher H. Franklin to serve as the Lead Independent Director of the Board, effective immediately.

CenterPoint Energy Appointment of Chief Operating Officer. On July 21, 2025, CenterPoint Energy announced the appointment of Jesus Soto, Jr. to the position of Executive Vice President and Chief Operating Officer of CenterPoint Energy, effective August 11, 2025.

OBBBA and Executive Order 14315. On July 4, 2025, the OBBBA was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA and numerous changes to the energy tax credits initially introduced and expanded under the IRA. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Additionally, on July 7, 2025, President Trump issued Executive Order 14315, which relates to the implementation of such changes to energy tax credits. The Registrants have assessed the potential effects of the OBBBA and Executive Order 14315 and concluded that neither is expected to have a material impact on their future financial results because the Registrants have limited generation activities qualifying for tax credits under the IRA. The Registrants will consider the impacts of the OBBBA and Executive Order 14315, as well as related guidance, on any future generation projects, including any BTAs or PPAs, as applicable.

Equity Transactions. In April 2025, Centerpoint Energy entered into forward sales agreements pursuant to the Equity Distribution Agreement with certain of the ATM Forward Purchasers. In May 2025, CenterPoint Energy entered into separate forward sale agreements with certain financial institutions. For further information about forward sales in 2025, see Note 11 to the consolidated financial statements.

Regulatory Proceedings. In 2024, Houston Electric filed an Application for Determination of System Restoration Costs and a Financing Order with the PUCT for the May 2024 Storm Events, which were settled in 2025. In 2025, Houston Electric filed an Application for Determination of System Restoration Costs and a Financing Order with the PUCT for Hurricane Beryl and subsequent storm events, which were settled in 2025. For further information, see Note 7 to the consolidated financial statements. For information related to our pending and completed regulatory proceedings in 2025 and to date in 2026, see “—Liquidity and Capital Resources —Regulatory Matters” below.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors that apply to all Registrants unless otherwise indicated including:

•The business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses involving us or our industry, including the ability to successfully complete such strategies, initiatives, transactions or plans on the timelines we expect or at all, such as the announced sale of our Ohio natural gas LDC business, which we cannot assure will have the anticipated benefits to us;
•industrial, commercial and residential growth in our service territories and changes in market demand and energy consumption, including in relation to the expansion of data centers (associated with, among other things, increasing demand for AI), energy refining and exports, advanced manufacturing and logistics, as well as the effects of energy efficiency measures, technological advances and demographic patterns, and our ability to appropriately estimate/forecast and effectively manage such demand and the business opportunities relating to such matters;
•our ability to fund and invest planned capital and the timely recovery of our investments, including the timing of and amounts sought for those related to our 10-year capital plan;
•our ability to execute and complete our planned capital projects and programs, including those within our 10-year capital plan, in a timely and cost-effective manner and within budget, obtain the anticipated benefits of such projects, and manage costs and impacts of such projects on customer affordability;
•our ability to successfully construct, operate, repair, maintain, replace and restart electric generating facilities, natural gas facilities, TEEEF and electric transmission facilities, as applicable, including in the event of an outage and in relation to complying with applicable environmental, reliability and safety standards;
•timely and appropriate rate actions that allow and authorize timely recovery of costs and a reasonable return on investment, including the timing of and amounts sought for recovery of Houston Electric’s applicable TEEEF leases and restoration costs relating to, among other things, Hurricane Beryl, and requested or favorable adjustments to rates and approval of other requested items as part of base rate proceedings or interim rate mechanisms;
•the timing and success of, and our ability to obtain approval for matters relating to, Houston Electric’s release of its large TEEEF units to the San Antonio area, proposed release of its medium TEEEF units, reduction of its TEEEF fleet capacity and reduction of rates to reflect the removal of the large and medium TEEEF units from Houston Electric’s TEEEF fleet, as well as Houston Electric’s ability to complete one or more other future transactions involving the large and medium TEEEF units on acceptable terms and conditions within the anticipated timeframe;
•economic conditions in regional and national markets, including economic uncertainty and volatility, potential for recession, changes to and increases in inflation and interest rates, and their effect on sales, prices and costs;
•severe weather events, natural disasters and other climate-related impacts, including the impact of severe weather events on operations, capital, legislation and/or regulations, such as seen in connection with the February 2021 Winter Storm Event, the May 2024 Storm Events and Hurricane Beryl;
•volatility in the markets for natural gas as a result of, among other factors, inflation, adverse weather conditions, supply and demand changes, availability of competitively priced alternative energy sources, political and geopolitical instability, commodity production levels and storage capacity, energy and environmental legislation and regulation and economic and financial market conditions;

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
•federal, state and local legislative, executive and regulatory actions or developments affecting various aspects of our businesses, including, among others, any actions resulting from Hurricane Beryl, energy deregulation or re-regulation, pipeline integrity and safety, actions relating to our facilities and changes in regulation, legislation and governmental action pertaining to the utility model, trade (including tariffs, bans, retaliatory trade measures taken against the United States or related governmental action), the implementation of budget and spending cuts to federal government agencies and programs, effects of government shutdowns, policies incentivizing or disincentivizing the development or utilization of alternative sources of generation (including distributed generation), health care, finance and actions regarding the rates charged by our regulated businesses;
•disruptions to the global supply chain, inflation, labor shortages and scarcity of certain materials, including as a result of changes in U.S. and foreign trade policy, geopolitical and economic uncertainty, regulatory and policy instability, severe weather and other catastrophic events, changes in laws, executive orders, legislation and other governmental action, increased competition for skilled labor and increases in demand for electricity, that could prevent CenterPoint Energy from securing the resources and labor needed to, among other things, fully execute on its strategy and 10-year capital plan, and otherwise impact the affordability of our rates for our customers;
•operations and maintenance costs, our ability to control such costs and cost-related impacts on the affordability of our rates for our customers;
•our ability to timely obtain and maintain necessary licenses, permits, easements and approvals from local, federal and other regulatory authorities on acceptable terms and resolve third-party challenges to such licenses, permits or approvals as applicable;
•direct or indirect effects on our facilities, resources, operations, reputation and financial condition resulting from terrorism, vandalism, cyberattacks or intrusions, data security breaches or other security incidents, threats or attempts to disrupt our businesses or the businesses of supply chain stakeholders (including by foreign actors), or other catastrophic events such as fires, earthquakes, explosions, leaks, floods, droughts, hurricanes, tornadoes, derecho events, ice storms and other severe weather events, wildfires, pandemic health events, geopolitical conflict, civil unrest or other occurrences;
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, regulators, creditors, rating agencies or other stakeholders may have or develop, which could result from a variety of factors, including actual or perceived failures in system reliability and safety, the speed of our response to service interruptions, rates and customer affordability, our ability to successfully execute our capital plan, media coverage and actions by third parties;
•damages to our network, facilities and systems, including as a result of wildfires, as well as to third-party property resulting in outages or shortages in our service territories, and losses in excess of insurance liability coverage;
•tax legislation and guidance and any changes in tax laws under the current or future administrations, including any further changes to or clarification of the IRA or the OBBBA, and any potential changes to tax rates, CAMT imposed, tax credits and/or interest deductibility, as well as uncertainties involving state commissions’ and local municipalities’ regulatory requirements and determinations regarding the treatment of EDIT and our rates;
•our ability to mitigate weather impacts through normalization or rate mechanisms, and the effectiveness of such mechanisms;
•actions by credit rating agencies, including any potential downgrades to credit ratings;
•local, state and federal legislative, executive and regulatory actions or developments relating to the environment, including, among others, those related to global climate risk, air emissions, GHG emissions, carbon emissions, wastewater discharges and the handling and disposal of CCR that could impact operations, cost recovery of generation plant costs and related assets, and CenterPoint Energy’s energy transition goals;
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
•timely and appropriate regulatory actions, which include actions allowing requested securitization for any hurricanes or other severe weather events, such as Hurricane Beryl, or natural disasters or other amounts sought for recovery of costs, including stranded coal-fired generation asset costs;
•our ability to attract, effectively transition, motivate and retain an appropriately qualified workforce, identify and develop top talent to succeed management and maintain good labor relations;
•changes in technology, including with respect to efficient battery storage or the emergence or growth of new, developing or alternative sources of generation, and their adoption by consumers, and our ability to anticipate, adapt to and implement technological changes;
•advances in AI and our success in timely adopting, developing and deploying AI;
•the timing and outcome of any audits, disputes and other proceedings related to taxes;
•the recording of impairment charges;
•political and economic developments and actions, including energy and environmental policies under the current administration;
•CenterPoint Energy’s ability to execute on its strategy, initiatives, targets and goals, including energy transition goals and operations and maintenance expenditure goals;
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

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

CenterPoint Energy’s results of operations are affected by seasonal fluctuations in the demand for electricity and natural gas. CenterPoint Energy’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates its subsidiaries charge, debt service costs, income tax expense, its subsidiaries ability to collect receivables from REPs and customers and its ability to recover its regulatory assets. For information regarding factors that may affect the future results of our consolidated operations, see “Risk Factors” in Part I, Item 1A of this report.

Net income (loss) available to common shareholders was as follows for the periods presented:

	Year Ended December 31,			Favorable (Unfavorable)
	2025	2024	2023	2025 to 2024	2024 to 2023
	(in millions)
Electric	$705	$671	$654	$34	$17
Natural Gas (1)	570	566	533	4	33
Corporate & Other (2)	(223)	(218)	(320)	(5)	102
Total CenterPoint Energy	$1,052	$1,019	$867	$33	$152

(1)Includes results of operations from Louisiana and Mississippi natural gas LDC businesses through the date of the sale on March 31, 2025.
(2)Includes energy performance contracting and sustainable infrastructure services through Energy Systems Group through the date of sale on June 30, 2023, unallocated corporate costs, interest income and interest expense, intercompany eliminations and the reduction of income allocated to preferred shareholders through September 1, 2023, the date of the redemption of all of the outstanding shares of the Series A Preferred Stock.

2025 Compared to 2024

Net income available to common shareholders increased $33 million primarily due to the following items:

•an increase in income available to common shareholders of $34 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $4 million for the Natural Gas reportable segment, as further discussed below; and
•a decrease in income available to common shareholders of $5 million for the Corporate and Other reportable segment, primarily due to increased borrowing costs of approximately $37 million, offset by a $21 million gain on early extinguishment of debt using proceeds from the divestiture of the Louisiana and Mississippi natural gas LDCs, and a $20 million gain on early extinguishment of debt associated with the October 2025 tender offer, which is further discussed in Note 12 to the consolidated financial statements. The remaining variance is primarily driven by an increase in other corporate expenses, including expenses associated with proposed divestitures.

2024 Compared to 2023

Net income available to common shareholders increased $152 million primarily due to the following items:

•an increase in income available to common shareholders of $17 million for the Electric reportable segment, as further discussed below;
•an increase in income available to common shareholders of $33 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in income available to common shareholders of $102 million for the Corporate and Other reportable segment, primarily due to $50 million of income allocated to holders of Series A Preferred Stock in 2023 prior to the redemption of all outstanding shares of Series A Preferred Stock in September 2023 as discussed in Note 11 to the consolidated financial statements, a loss on sale of $13 million and current tax expense of $32 million related to the divestiture of Energy Systems Group recorded in 2023 further discussed in Note 4 to the consolidated financial statements, $19 million due to remeasurement of deferred income tax balances recorded during 2023, as well as $8 million due to lower state income taxes. The remaining variance is due largely to an increase in borrowing costs.

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

The following discussion of CenterPoint Energy’s results of operations is separated into two reportable segments, Electric and Natural Gas.

Electric (CenterPoint Energy)

The following table provides summary data of CenterPoint Energy’s Electric reportable segment for the periods presented:

	Year Ended December 31,			Favorable (Unfavorable)
	2025	2024	2023	2025 to 2024	2024 to 2023
	(in millions, except throughput, weather and customer data)
Revenues	$4,866	$4,590	$4,290	$276	$300
Expenses:
Utility natural gas, fuel and purchased power	270	198	176	(72)	(22)
Operation and maintenance	2,084	2,072	1,880	(12)	(192)
Depreciation and amortization	946	877	872	(69)	(5)
Taxes other than income taxes	321	304	272	(17)	(32)
Total expenses	3,621	3,451	3,200	(170)	(251)
Operating Income	1,245	1,139	1,090	106	49
Other Income (Expense):
Interest expense and other finance charges	(445)	(372)	(303)	(73)	(69)
Other income, net	77	61	56	16	5
Income Before Income Taxes	877	828	843	49	(15)
Income tax expense	172	157	189	(15)	32
Net Income	$705	$671	$654	$34	$17
Throughput (in GWh):
Residential	35,547	34,190	35,166	4%	(3)%
Total	116,076	110,831	108,766	5%	2%
Weather (percentage of normal weather for service area):
Cooling degree days	112%	115%	114%	(3)%	1%
Heating degree days	98%	76%	90%	22%	(14)%
Number of metered customers at end of period:
Residential	2,679,575	2,640,150	2,588,510	1%	2%
Total	3,013,715	2,971,730	2,916,028	1%	2%

The following table provides variance explanations by major income statement caption for the Electric reportable segment:

	Favorable (Unfavorable)
	2025 to 2024	2024 to 2023
	(in millions)
Revenues
Customer rates and impact of the change in rate design	$109	$143
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	88	217
Customer growth	26	26
Energy efficiency, partially offset in operation and maintenance below	29	5
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(18)	(20)
Pass-through revenues, offset in operation and maintenance below	3	(5)
Miscellaneous revenues, including service connections and off-system sales	(11)	1
Lost revenues as a result of outages associated with Hurricane Beryl in 2024	10	(10)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	(62)	(70)
Weather, efficiency improvements and other usage impacts	40	(9)
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	62	22
Total	$276	$300
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$(53)	$(87)
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(19)	65
Total	$(72)	$(22)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(40)	$(124)
Incremental storm expenses, including storm hardening expenses incurred in connection with accelerated operational activities after Hurricane Beryl in 2024	112	(112)
Contract services	(34)	16
Energy efficiency, and other pass-through, offset in revenues above	(3)	(1)
Corporate support services	(28)	—
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	3	—
Labor and benefits	(9)	4
All other operation and maintenance expense, including materials and supplies and insurance	(13)	25
Total	$(12)	$(192)
Depreciation and amortization
Ongoing additions to plant-in-service	$(74)	$(79)
Lease expense associated with TEEEF units no longer eligible for regulatory deferral	(59)	—
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	64	74
Total	$(69)	$(5)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$(17)	$(26)
Franchise fees and other taxes	—	(6)
Total	$(17)	$(32)
Interest expense and other finance charges
Changes in outstanding debt	$(90)	$(63)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	(2)	(4)
Other, primarily AFUDC and impacts of regulatory deferrals	19	(2)
Total	$(73)	$(69)
Other income (expense), net
Other income, including AFUDC - equity	$19	$5
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	(3)	—
Total	$16	$5
Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 13 to the consolidated financial statements.

Natural Gas (CenterPoint Energy)

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment for the periods presented:

	Year Ended December 31,			Favorable (Unfavorable)
	2025	2024	2023	2025 to 2024	2024 to 2023
	(in millions, except throughput, weather and customer data)
Revenues	$4,486	$4,050	$4,279	$436	$(229)
Expenses:
Utility natural gas and fuel	1,846	1,520	1,888	(326)	368
Non-utility cost of revenues, including natural gas	4	3	3	(1)	—
Operation and maintenance	931	881	949	(50)	68
Depreciation and amortization	563	542	513	(21)	(29)
Taxes other than income taxes	245	237	245	(8)	8
Total expenses	3,589	3,183	3,598	(406)	415
Operating Income	897	867	681	30	186
Other Income (Expense):
Loss on sale	(49)	—	—	(49)	—
Interest expense and other finance charges	(208)	(207)	(188)	(1)	(19)
Other income (expense), net	27	14	15	13	(1)
Income Before Income Taxes	667	674	508	(7)	166
Income tax expense (benefit)	97	108	(25)	11	(133)
Net Income	$570	$566	$533	$4	$33
Throughput (in Bcf):
Residential	220	189	199	16%	(5)%
Commercial and industrial	423	426	418	(1)%	2%
Total Throughput	643	615	617	5%	—%
Weather (percentage of 10-year average for service area):
Heating degree days	96%	78%	86%	18%	(8)%
Number of metered customers at end of period:
Residential	3,739,919	4,063,928	4,010,113	(8)%	1%
Commercial and industrial	289,166	304,606	303,841	(5)%	—%
Total (1)	4,029,085	4,368,534	4,313,954	(8)%	1%
(1) Decrease in number of metered customers from 2024 to 2025 is primarily attributable to customer accounts associated with the divestiture of the Louisiana and Mississippi natural gas LDCs in March 2025. See Note 4 for additional detail.

The following table provides variance explanations by major income statement caption for the Natural Gas reportable segment:

	Favorable (Unfavorable)
	2025 to 2024	2024 to 2023
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas and fuel below	$384	$(368)
Gross receipts tax, offset in taxes other than income taxes below	14	1
Weather and usage	12	(11)
Non-volumetric and miscellaneous revenue	10	(5)
Energy efficiency and other pass-through, offset in operation and maintenance below	40	(20)
Non-utility revenues	2	15
Customer growth	14	14
Customer rates and impact of the change in rate design	142	145
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(182)	$—
Total	$436	$(229)
Utility natural gas and fuel
Cost of natural gas, offset in revenues above	$(384)	$368
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	58	—
Total	$(326)	$368
Non-utility costs of revenues, including natural gas
Non-utility cost of revenues, including natural gas	$(1)	$—
Total	$(1)	$—
Operation and maintenance
All other operations and maintenance expenses, including bad debt expense	$(15)	$23
Energy efficiency and other pass-through, offset in revenues above	(40)	20
Contract services	(10)	(6)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	53	—
Labor and benefits	(25)	8
Corporate support services	(13)	23
Total	$(50)	$68
Depreciation and amortization
Ongoing additions to plant-in-service	$(60)	$(29)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	39	—
Total	$(21)	$(29)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(14)	$(1)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	15	—
Incremental capital projects placed in service, and the impact of updated property tax rates	(9)	9
Total	$(8)	$8
Loss on Sale
Loss on sale of Louisiana and Mississippi natural gas LDC businesses	$(49)	$—
Total	$(49)	$—
Interest expense and other finance charges
Changes in outstanding debt	$(6)	$(12)
Other, primarily AFUDC and impacts of regulatory deferrals	(5)	(7)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	10	—
Total	$(1)	$(19)
Other income (expense), net
Changes to non-service benefit cost	$4	$3
Other income, including interest income from affiliated companies and AFUDC - Equity	10	(4)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(1)	—
Total	$13	$(1)
Income Tax Expense (Benefit). For a discussion of effective tax rate per period by Registrant, see Note 13 to the consolidated financial statements.

HOUSTON ELECTRIC CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its reportable segment. Houston Electric consists of a single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For information regarding factors that may affect the future results of Houston Electric’s consolidated operations, see “Risk Factors” in Item 1A of Part I of this report.

The following table provides summary data of Houston Electric’s single reportable segment for the periods presented:

	Year Ended December 31,			Favorable (Unfavorable)
	2025	2024	2023	2025 to 2024	2024 to 2023
	(in millions, except throughput, weather and customer data)
Revenues:
TDU	$4,067	$3,862	$3,514	$205	$348
Bond Companies	17	77	163	(60)	(86)
Total revenues	4,084	3,939	3,677	145	262
Expenses:
Operation and maintenance, excluding Bond Companies	1,913	1,923	1,669	10	(254)
Depreciation and amortization, excluding Bond Companies	795	688	593	(107)	(95)
Taxes other than income taxes	312	295	262	(17)	(33)
Bond Companies	12	78	159	66	81
Total expenses	3,032	2,984	2,683	(48)	(301)
Operating Income	1,052	955	994	97	(39)
Other Income (Expense):
Interest expense and other finance charges	(369)	(311)	(259)	(58)	(52)
Interest expense on Securitization Bonds	(6)	(3)	(8)	(3)	5
Other income, net	48	43	34	5	9
Income Before Income Taxes	725	684	761	41	(77)
Income tax expense	147	138	168	(9)	30
Net Income	$578	$546	$593	$32	$(47)
Throughput (in GWh):
Residential	34,101	32,769	33,830	4%	(3)%
Total	111,083	106,014	103,862	5%	2%
Weather (percentage of 10-year average for service area):
Cooling degree days	114%	115%	114%	(1)%	1%
Heating degree days	94%	92%	92%	2%	—%
Number of metered customers at end of period:
Residential	2,544,880	2,506,284	2,455,309	2%	2%
Total	2,859,313	2,818,343	2,763,535	1%	2%

The following table provides variance explanations by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	2025 to 2024	2024 to 2023
	(in millions)
Revenues
Customer rates and impact of the change in rate design	$34	$153
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	88	217
Customer growth	22	25
Energy efficiency, partially offset in operation and maintenance below	29	5
Miscellaneous revenues	13	1
Lost revenues as a result of outages associated with Hurricane Beryl in 2024	10	(10)
Equity return, related to the annual true-up of transition charges for amounts over or under collected in prior periods	(18)	(19)
Weather, efficiency improvements and other usage impacts	27	(24)
Bond Companies, offset in other line items below	(60)	(86)
Total	$145	$262
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(40)	$(124)
Incremental storm expenses, including storm hardening expenses incurred in connection with accelerated operational activities after Hurricane Beryl in 2024	112	(112)
Contract services	(29)	7
Energy efficiency, offset in revenues above	(3)	(6)
Corporate support services	(23)	(2)
Labor and benefits	(8)	1
All other operation and maintenance expense, including materials and supplies and insurance	1	(18)
Total	$10	$(254)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(47)	$(95)
Lease expense associated with TEEEF units no longer eligible for regulatory deferral	(60)	—
Total	$(107)	$(95)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(17)	$(26)
Franchise fees and other taxes	—	(7)
Total	$(17)	$(33)
Bond Companies
Operations and maintenance and depreciation expense, offset in revenues above	$66	$81
Total	$66	$81
Interest expense and other finance charges
Changes in outstanding debt	$(75)	$(55)
Other, primarily AFUDC and impacts of regulatory deferrals	17	3
Total	$(58)	$(52)
Interest expense on Securitization Bonds
Change in outstanding principal balance, offset in revenues above	$(3)	$5
Total	$(3)	$5
Other income, net
Other income, including AFUDC - equity	$7	$9
Bond Companies interest income, offset in other line items	(2)	—
Total	$5	$9

Income Tax Expense. For a discussion of effective tax rate per period, see Note 13 to the consolidated financial statements.

CERC CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its reportable segment. CERC consists of a single reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For information regarding factors that may affect the future results of CERC’s consolidated operations, see “Risk Factors” in Item 1A of Part I of this report.

The following table provides summary data of CERC’s single reportable segment for the periods presented:

	Year Ended December 31,			Favorable (Unfavorable)
	2025	2024	2023	2025 to 2024	2024 to 2023
	(in millions, except throughput, weather and customer data)
Revenues	$4,344	$3,925	$4,149	$419	$(224)
Expenses:
Utility natural gas	1,803	1,489	1,856	(314)	367
Non-utility cost of revenues, including natural gas	4	3	3	(1)	—
Operation and maintenance	895	848	904	(47)	56
Depreciation and amortization	541	522	493	(19)	(29)
Taxes other than income taxes	242	234	243	(8)	9
Total expenses	3,485	3,096	3,499	(389)	403
Operating Income	859	829	650	30	179
Other Income (Expense):
Gain on sale	46	—	—	46	—
Interest expense and other finance charges	(194)	(197)	(178)	3	(19)
Other income (expense), net	25	12	14	13	(2)
Income Before Income Taxes	736	644	486	92	158
Income tax expense (benefit)	97	104	(26)	7	(130)
Net Income	$639	$540	$512	$99	$28
Throughput (in BCF):
Residential	214	184	194	16%	(5)%
Commercial and Industrial	379	390	386	(3)%	1%
Total Throughput	593	574	580	3%	(1)%
Weather (percentage of 10-year average for service area):
Heating degree days	96%	78%	86%	18%	(8)%
Number of metered customers at end of period:
Residential	3,634,422	3,958,584	3,905,388	(8)%	1%
Commercial and Industrial	278,500	293,959	293,235	(5)%	—%
Total (1)	3,912,922	4,252,543	4,198,623	(8)%	1%

(1) Decrease in number of metered customers is primarily attributable to customer accounts associated with the divestiture of the Louisiana and Mississippi natural gas LDCs in March 2025. See Note 4 for additional detail.

The following table provides variance explanations by major income statement caption for CERC:

	Favorable (Unfavorable)
	2025 to 2024	2024 to 2023
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$372	$(367)
Gross receipts tax, offset in taxes other than income taxes below	14	1
Weather and usage	12	(9)
Energy efficiency and other pass-through, offset in operation and maintenance below	39	(10)
Non-volumetric and miscellaneous revenue	11	(6)
Non-utility revenues	2	15
Customer growth	14	13
Customer rates	137	139
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(182)	—
Total	$419	$(224)
Utility natural gas
Cost of natural gas, offset in revenues above	$(372)	$367
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	58	—
Total	$(314)	$367
Operation and maintenance
All other operations and maintenance expenses, including bad debt expense	$(12)	$21
Energy efficiency and other pass-through, offset in revenues above	(39)	10
Contract services	(12)	(6)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	53	—
Labor and benefits	(25)	8
Corporate support services	(12)	23
Total	$(47)	$56
Depreciation and amortization
Ongoing additions to plant-in-service	$(58)	$(29)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	39	—
Total	$(19)	$(29)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(14)	$(1)
Incremental capital projects placed in service, and the impact of updated property tax rates	(9)	10
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	15	—
Total	$(8)	$9
Gain on sale
Gain on sale of Louisiana and Mississippi natural gas LDC businesses	$46	$—
Total	$46	$—
Interest expense and other finance charges
Changes in outstanding debt	$(3)	$(11)
Other, primarily AFUDC and impacts of regulatory deferrals	(4)	(8)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	$10	$—
Total	$3	$(19)
Other income (expense), net
Changes to non-service benefit cost	$4	$3
Other income, including interest income from affiliated companies and AFUDC - Equity	10	(5)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	$(1)	$—
Total	$13	$(2)

Income Tax Expense (Benefit). For a discussion of effective tax rate per period, see Note 13 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes the Registrants’ cash flows by category for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$2,486	$1,177	$1,262	$2,139	$960	$1,068	$3,877	$1,401	$2,312
Investing activities	(4,016)	(2,349)	(361)	(4,489)	(2,767)	(1,419)	(4,233)	(2,503)	(1,643)
Financing activities	1,549	1,187	(903)	2,271	1,732	352	374	1,103	(668)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities:

	2025 compared to 2024			2024 compared to 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$76	$97	$25	$315	$(132)	$153
Changes in working capital (1)	(231)	(275)	48	(1,372)	191	(1,266)
Other non-current assets	511	370	274	(580)	(500)	(135)
Other non-current liabilities	189	52	(142)	(57)	(15)	49
Higher pension contribution	(100)	—	—	2	—	—
Other	(98)	(27)	(11)	(46)	15	(45)
	$347	$217	$194	$(1,738)	$(441)	$(1,244)

(1)This change is primarily related to the receipt of proceeds at CenterPoint Energy and CERC from the issuance of customer rate relief bonds Texas by the Natural Gas Securitization Finance Corporation in 2023. For further details, see Note 7 to the consolidated financial statements.

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities:

	2025 compared to 2024			2024 compared to 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Payment for asset acquisition	$(357)	$—	$—	$—	$—	$—
Net change in capital expenditures	(357)	(189)	(88)	$(112)	$(363)	$180
Net change in notes receivable from affiliated companies	—	498	(1)	—	108	2
Proceeds from divestitures	1,219	—	1,219	(144)	—	—
Other	(32)	109	(72)	—	(9)	42
	$473	$418	$1,058	$(256)	$(264)	$224

Financing Activities. The following items contributed to (increased) decreased net cash provided by (used in) financing activities:

	2025 compared to 2024			2024 compared to 2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$537	$—	$(155)	$516	$—	$436
Net changes in proceeds from issuance of Common Stock	(494)	—	—	494	—	—
Net changes in long-term debt and term loans outstanding, excluding commercial paper	(770)	63	(819)	51	(6)	725
Net changes in debt and equity issuance costs	(11)	(10)	3	20	5	11
Net changes in short-term borrowings	1	—	1	6	—	6
Redemption of Series A Preferred Stock	—	—	—	800	—	—
Increased payment of Common Stock dividends	(52)	—	—	(37)	—	—
Decreased payment of preferred stock dividends	—	—	—	50	—	—
Net change in notes payable from affiliated companies	—	54	291	—	642	—
Change in dividend to parent	—	41	(288)	—	28	54
Change in contribution from parent	—	(750)	(290)	—	(41)	(210)
Other	67	57	2	(3)	1	(2)
	$(722)	$(545)	$(1,255)	$1,897	$629	$1,020

Future Sources and Uses of Cash

Material Current and Long-term Cash Requirements. The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, storm restoration costs, debt service requirements, tax payments, working capital needs and various regulatory actions. Future capital expenditures are expected to primarily relate to investments in infrastructure. These capital expenditures are anticipated to enhance the safety, reliability and resiliency of our systems and deliver consistent value for stakeholders across the Registrants’ jurisdictions. In addition to dividend payments on CenterPoint Energy’s Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for 2026 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$6,695	$4,031	$2,198
Scheduled principal payments on Securitization Bonds	40	27	—
Scheduled principal payments on debt instruments, excluding Securitization Bonds	2,377	800	60
Expected contributions to pension plans and other postretirement plans	86	—	5

The Registrants expect that anticipated cash needs for 2026 will be met with available cash flows from operations, proceeds from the sale of our Ohio natural gas LDC business, as well as cash flows from financing (such as issuances of debt securities and equity securities upon physical settlement of outstanding forward sale agreements and borrowings under credit facilities, commercial paper issuances or other sources). The issuances of securities in the capital markets and borrowings under additional credit facilities and term loans may not, however, be available on acceptable terms. The Registrants may, from time to time, redeem, repurchase or otherwise acquire their outstanding debt securities through open market purchases, tender offers or pursuant to the terms of such securities.

The following table sets forth the Registrants’ estimates of the Registrants’ capital expenditures currently planned for projects for the periods presented. See Note 16 to the consolidated financial statements for CenterPoint Energy’s actual capital expenditures by reportable segment for 2025.

	2026	2027	2028	2029	2030
CenterPoint Energy	(in millions)
Electric	$4,388	$4,736	$4,936	$3,777	$4,358
Natural Gas	2,288	2,163	2,122	1,924	2,024
Corporate and Other	19	20	20	20	20
Total	$6,695	$6,919	$7,078	$5,721	$6,402
Houston Electric (1)	$4,031	$4,326	$4,474	$3,440	$4,076
CERC (1)	$2,198	$2,047	$1,994	$1,826	$1,899

(1)Houston Electric and CERC each consist of a single reportable segment.

The following table summarizes the Registrants’ material current and long-term cash requirements as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in millions)
CenterPoint Energy
Short-term borrowings	$500	$—	$—	$—	$—	$—	$500
Securitization Bonds (1)	40	37	39	41	43	514	714
Other long-term debt (1) (2)	1,877	326	3,941	870	1,469	13,470	21,953
Interest payments — Securitization Bonds (3)	38	32	30	28	26	134	288
Interest payments — other long-term debt (3)	1,024	956	914	749	3,170	8,223	15,036
Commodity and other commitments (4)	978	946	781	630	681	2,919	6,935
Total cash requirements	$4,457	$2,297	$5,705	$2,318	$5,389	$25,260	$45,426
Houston Electric
Short-term borrowings	$500	$—	$—	$—	$—	$—	$500
Securitization Bonds (1)	27	23	24	25	26	277	402
Other long-term debt (1)	300	300	500	—	500	7,679	9,279
Interest payments — Securitization Bonds (3)	22	17	16	14	13	62	144
Interest payments — other long-term debt (3)	401	383	379	353	2,659	3,466	7,641
Total cash requirements	$1,250	$723	$919	$392	$3,198	$11,484	$17,966
CERC
Long-term debt (1)	$60	$26	$1,779	$30	$500	$2,345	$4,740
Interest payments — long-term debt (3)	227	224	191	136	133	799	1,710
Commodity and other commitments (4)	684	587	542	522	480	1,322	4,137
Total cash requirements	$971	$837	$2,512	$688	$1,113	$4,466	$10,587

(1)Balances reflect aggregate principal amounts outstanding and do not include unamortized discounts, premiums or issuance costs. See Note 12 to the consolidated financial statements for additional information.
(2)ZENS obligations are included in the 2029 column at their contingent principal amount of less than $0.1 million as of December 31, 2025. These obligations are exchangeable for cash at any time at the option of the holders for 95% of the current value of the reference shares attributable to each ZENS ($507 million as of December 31, 2025), as discussed in Note 10 to the consolidated financial statements.
(3)The Registrants calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, the Registrants calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, the Registrants used interest rates in place as of December 31, 2025. The Registrants typically expect to settle such interest payments with cash flows from operations and short-term borrowings.
(4)For a discussion of commodity and other commitments, see Note 14(a) to the consolidated financial statements.

The table above does not include the following:
•estimated future payments for expected future AROs primarily estimated to be incurred after 2030. See Note 3(c) to the consolidated financial statements for further information.

•expected contributions to pension plans and other postretirement plans in 2026 and expected benefit payments to be paid by the pension and postretirement benefit plans. See Note 8(g) to the consolidated financial statements for further information.
•operating leases. See Note 19 to the consolidated financial statements for further information.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 12 and guarantees as discussed in Note 14(b) to the consolidated financial statements and short-term leases, the Registrants have no off-balance sheet arrangements.

Regulatory Matters

TEEEF (CenterPoint Energy and Houston Electric)

For information about TEEEF, see Note 7 to the consolidated financial statements.

Hurricane Beryl (CenterPoint Energy and Houston Electric)

For information about Hurricane Beryl, see Note 7 to the consolidated financial statements.

May 2024 Storm Events (CenterPoint Energy and Houston Electric)

For information about May 2024 Storm Events, see Note 7 to the consolidated financial statements.

February 2021 Winter Storm Event (CenterPoint Energy, Houston Electric and CERC)

For information about the February 2021 Winter Storm Event, see Note 7 to the consolidated financial statements.

Indiana Electric Securitization of Generation Retirements (CenterPoint Energy)

For further information about the issuance of SIGECO Securitization Bonds, see Note 7 to the consolidated financial statements.

Indiana Electric CPCN (CenterPoint Energy)

BTAs

Indiana Electric pursued PTCs for solar projects following the passage of the IRA. On February 7, 2023, Indiana Electric filed a CPCN with the IURC to approve an amended BTA to purchase the 191 MW Posey Solar project. Indiana Electric requested that project costs, net of PTCs, be recovered in rate base rather than a levelized rate, through base rates or the CECA mechanism, depending on which provides more timely recovery. On September 6, 2023, the IURC issued an order approving the CPCN. On March 7, 2025, SIGECO completed the acquisition of Posey Solar from Arevon for a purchase price of approximately $357 million. The Posey Solar project was placed in service in the second quarter of 2025 and is currently being recovered through base rates. In the applicable rate case, the IURC approved Indiana Electric’s request to convey PTCs to customers through the new tax adjustment rider. For further information, see Note 4 to the consolidated financial statements.

On January 10, 2023, Indiana Electric filed a CPCN with the IURC to acquire a wind energy generating facility located in the central region of MISO through a BTA, and on June 6, 2023, the IURC issued an order approving the CPCN, thereby authorizing Indiana Electric to purchase the wind generating facility. In August 2025, due to changing project considerations and concerns about customer affordability, Indiana Electric exited negotiations relating to this wind energy generating facility. On December 4, 2025, Indiana Electric filed a Notice of Termination in this proceeding.

PPAs

Indiana Electric sought approval in February 2021 for a 100 MW solar PPA with Clenera LLC in Warrick County, Indiana. The request accounted for increased cost of debt related to this PPA, which would provide equivalent equity return to offset imputed debt during the 25-year life of the PPA. In October 2021, the IURC approved the Warrick County solar PPA but denied the request to preemptively offset imputed debt in the PPA cost. Due to rising project costs caused by inflation and supply chain issues affecting the energy industry, Clenera LLC and Indiana Electric renegotiated the terms of the agreement to increase the PPA price and Indiana Electric subsequently filed a request with the IURC to amend the previously approved PPA with certain modifications. On May 30, 2023, the IURC approved the Warrick County solar amended PPA; however, due to MISO interconnection study delays and estimated interconnection cost increases, on April 24, 2025, Indiana Electric provided notice that it was exercising its right to terminate the PPA, which terminated all further obligations of Indiana Electric with respect to the project.

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 185 MW of solar power, under a 15-year PPA, from Oriden, which is developing a solar project in Vermillion County, Indiana, and 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into both PPAs. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased largely due to escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On February 22, 2023, the IURC approved the Knox County solar amended PPA; however, due to MISO interconnection delays, the project in-service date has been delayed from 2024 to 2026. On January 17, 2023, Indiana Electric filed a request with the IURC to amend the previously approved PPA with Oriden with certain modifications. On May 30, 2023, the IURC approved the Vermillion County solar amended PPA; however, due to MISO interconnection study delays, the developer disclosed the project in-service date would be delayed to 2028. On May 9, 2025, Indiana Electric and Oriden terminated the PPA.

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

On April 14, 2025, Indiana Electric filed with the IURC seeking approval to purchase 170 MW of wind power under a 25-year PPA with an affiliate of NextEra Energy, Inc., which is developing a wind project in Tama County, Iowa. On June 3, 2025, an amendment to the PPA was filed with the IURC requesting an extension of the PPA’s term from 25 to 27 years. Indiana Electric received a final order from the IURC on November 5, 2025. The facility became operational on December 9, 2025. The power purchase costs will be recovered through the fuel adjustment clause proceedings over the term of the PPA.

Indiana Electric 2025 IRP (CenterPoint Energy)

On December 5, 2025, Indiana Electric submitted its 2025 IRP with the IURC pursuant to applicable Indiana law requiring electric utilities to develop and submit to the IURC every three years (unless extended) an IRP that uses economic modeling to consider the costs and risks associated with available generation resource options to provide reliable, cost effective electric service for the next 20-year period. Indiana Electric’s 2025 IRP was developed following a series of public meetings and stakeholder discussions occurring in 2025 and identified both a preferred portfolio, which assumes the status quo for Indiana Electric’s service territory, and an alternative preferred portfolio, which includes a potential large load addition. Due to the phasing out of IRA renewable energy tax incentives pursuant to the OBBBA, declining accreditation from MISO for renewable energy and increased price pressure on resources due to, among other things, tariffs and ongoing supply chain issues, the 2025 IRP extends the timing for Indiana Electric’s generation transition plan. Accordingly, both the preferred portfolio and the alternative portfolio call for using the interconnection at F.B. Culley unit 2 for a 90 MW battery storage unit by 2028 and the conversion of the A.B. Brown units 5 and 6 gas turbines to a combined cycle gas turbine unit in the near- to mid-term, depending on load conditions. Decisions around F.B. Culley 3 will be reevaluated in the next IRP in 2028. The 2025 IRP includes the cancellation of nearly $1 billion in non-economical renewable projects. For more information regarding the risks associated with Indiana Electric’s execution of its generation transition plan and its IRP, see “Risk Factors - Risk Factors Affecting Operations - Indiana Electric’s execution of its generation transition plan...”

F.B. Culley Unit 2 (CenterPoint Energy)

While Indiana Electric’s 2025 IRP (similar to previous IRPs) preferred portfolios included the retirement of F.B. Culley Unit 2, a coal-fired generation unit, by the end of 2025, the U.S. Department of Energy issued an emergency 202(c) order in December 2025 directing Indiana Electric to continue operating the unit through March 23, 2026. Indiana Electric has filed a complaint with the FERC to request creation of a cost recovery/cost allocation mechanism. If created, a separate filing will be made at a later date with the FERC to seek recovery of all costs incurred to comply with the U.S. Department of Energy’s emergency 202(c) order. Indiana Electric has also filed an application with the IURC in Cause No. 46350 to recover any compliance costs associated with the emergency 202(c) order that are not recovered through the FERC proceedings.

Natural Gas Combustion Turbines (CenterPoint Energy)

On June 17, 2021, Indiana Electric filed a CPCN with the IURC seeking approval to construct two natural gas combustion turbines to replace portions of its existing coal-fired generation fleet. On June 28, 2022, the IURC approved the CPCN. The $287 million turbine facility was constructed at the previous site of the A.B. Brown power plant in Posey County, Indiana. Indiana Electric received approval for depreciation expense and post in-service carrying costs to be deferred in a regulatory asset until the date Indiana Electric’s base rates include a return on and recovery of depreciation expense on the facility. A new approximately 23.5-mile pipeline was constructed and is operated by Texas Gas Transmission, LLC to supply natural gas to the turbine facility. FERC granted a certificate to construct the pipeline on October 20, 2022. On January 7, 2025, the United States Court of Appeals for the D.C. Circuit affirmed FERC’s order granting the certificate. Indiana Electric granted its contractor a full notice to proceed to construct the turbines on December 9, 2022. In the second quarter of 2025, 230 MW of the facility was placed in service, and, due to a transformer manufacturing issue, the remaining 230 MW of the facility was placed in service in the third quarter of 2025. Indiana Electric received approval from the IURC on February 3, 2025, to recover for each combustion turbine by adjusting base rates as they are placed in service. The first turbine and second turbine are currently being recovered in base rates that were updated on June 17, 2025 and October 1, 2025, respectively.

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

Space City Solar Transmission Interconnection Project (CenterPoint Energy and Houston Electric)

On December 17, 2020, Houston Electric filed a CCN with the PUCT for approval to build a 345 kV transmission line in Wharton County, Texas connecting the Hillje substation on Houston Electric’s transmission system to the planned 610 MW Space City Solar Generation facility being developed by third-party developer, EDF Renewables. In November 2021, the PUCT approved a route that was estimated to cost $25 million and issued a final order on January 12, 2022. There have been project delays due to supply chain constraints in the developer acquiring solar panels. Houston Electric substantially completed construction in the fall of 2023, and the transmission line is expected to be energized shortly after the generation facility is complete, which is anticipated to occur in the first quarter of 2027.

Kilgore Transmission Project (CenterPoint Energy and Houston Electric)

On August 30, 2023, Houston Electric filed a CCN application with the PUCT for approval to build a 138 kV double circuit transmission line in Chambers County, Texas that will loop the existing 138 kV Chevron to Langston circuit number 86 on Houston Electric’s transmission system to Houston Electric’s planned Kilgore substation. On March 7, 2024, the PUCT issued a final order approving a route that was estimated to cost $60 million, including substation costs. The actual capital costs of the project, including the transmission line and the planned Kilgore substation, will depend on actual land acquisition costs, construction costs, and other factors. Completion of construction and energization of the line and substation is anticipated to occur in the fourth quarter of 2026.

Mill Creek Transmission Project (CenterPoint Energy and Houston Electric)

On November 17, 2023, Houston Electric filed a CCN application with the PUCT for approval to build a 138 kV double circuit transmission line in Harris and Montgomery Counties, Texas that will connect Houston Electric’s transmission system to Houston Electric’s planned Mill Creek substation. On November 21, 2024, the PUCT issued a final order approving a route estimated to cost $68 million. The actual capital costs of the project will depend on actual land acquisition costs, construction costs, and other factors. Completion of construction and energization of the line and substation is anticipated to occur in the second quarter of 2027.

Indiana Legislation (CenterPoint Energy)

Indiana Electric is evaluating legislation filed in Indiana’s 124th General Assembly, including House Bill 1002, a multi-faceted bill aimed at improving the affordability of electric rates. House Bill 1002 would do the following:

•beginning in 2026, require an electric utility to file a multi-year rate plan according to a prescribed schedule;
•apply a customer affordability performance metric and a service restoration performance metric to each year of the multi-year rate plan and use such metric to provide financial rewards or penalties based on the electricity supplier’s measured performance of the metric;
•require an electric utility to offer a low income customer assistance program by July 1, 2026 to be funded by at least 0.2% of jurisdictional revenues for residential customers and allow the utility to seek recovery of eligible program costs;
•prohibit an electric utility from terminating service to any customer on a day forecasted by the National Weather Service to have a heat index of at least 95 degrees Fahrenheit;
•modify the IURC’s authority related to use of emergency powers;

•apply a levelized billing plan to residential customers who are eligible and have applied for the Low Income Housing Energy Assistance Program; and
•require an electric utility to report certain residential customer data to the Office of the Utility Consumer Counselor on a quarterly basis.

There are other bills moving through the 124th General Assembly, including legislation regarding surplus interconnection service, nuclear facility permits, and a bill on land use and developments that includes siting of battery energy storage systems.

Texas Legislation (CenterPoint Energy, Houston Electric and CERC)

The Registrants are evaluating the effects of certain legislation passed in 2025 and associated PUCT rulemaking projects, including the following pieces of legislation that became law during the 89th Texas Legislature:

•House Bill 4384, effective June 20, 2025, allows LDCs to recover post in-service carrying costs (PISCC) in GRIP filings. This allows LDCs to defer for future recovery as a regulatory asset PISCC, depreciation expense and ad valorem taxes associated with unrecovered gross plant.
•Senate Bill 231, effective June 20, 2025, provides that, on or after the effective date, TDUs may only enter into, renew or extend leases for TEEEF units with a maximum generation capacity 5 or fewer MW and that are rapidly deployable, and that they may enter into leases without prior PUCT preapproval (as required by the TEEEF Rule) in the case of an emergency or if the lease includes a provision allowing for the alteration of the lease based on applicable PUCT orders or rules.
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

Transmission and Distribution System Resiliency Plans (CenterPoint Energy and Houston Electric)

Following feedback from customers, external experts and other stakeholders, including elected officials and local agencies, Houston Electric filed a revised SRP with the PUCT on January 31, 2025 for review and approval. The filed SRP proposed to invest approximately $5.75 billion over a three-year period from 2026 to 2028 for transmission and distribution infrastructure, information technology and cybersecurity assets and event response capability. This plan proposed 39 resiliency-enhancing measures and a microgrid pilot program to be implemented over the three-year period. The SRP as filed had an estimated capital cost of approximately $5.54 billion and an estimated operations and maintenance expense of approximately $211 million. Approximately $2.17 billion of such cost was for transmission-related investments, and approximately $3.58 billion was for distribution-related investments. Intervenor testimony was filed on April 8, 2025, and PUCT staff testimony was filed on April 15, 2025. On June 12, 2025, Houston Electric announced that it had reached a settlement agreement with parties to its SRP, which provides for approximately $3.18 billion in distribution-related investments. The proposed transmission investments were removed from the SRP and Houston Electric intends to implement such investments, as appropriate, outside of the SRP process. The agreement also includes the deferral of more than $240 million of the approximate $3.18 billion in SRP costs until the second half of 2029, which is intended to help reduce the bill impact for customers by spreading costs over a four-year period instead of three years. Once approved, and while some cost recovery would be deferred into 2029, it is expected that all SRP work agreed upon in the settlement agreement will be completed in the proposed 2025 to 2028 timeframe. At its November 14, 2025 open meeting, the PUCT approved the SRP. The final order issued on November 19, 2025 includes twenty-seven resiliency measures totaling approximately $2.68 billion in capital investments and an estimated $185 million in operations and maintenance expense. The approved SRP also includes the deferral of $217 million of the approximate $2.87 billion in SRP costs until the second half of 2029.

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

Minnesota Gas Rate Case. On November 1, 2023, CERC filed an application with the MPUC requesting an adjustment to delivery charges in 2024 and 2025 for the natural gas business in Minnesota. The requested increase was for approximately

6.5% or $85 million for 2024 and an additional approximately 3.7% or $52 million for 2025. The need for a rate change was primarily driven by continuing investment in the safety and reliability of the natural gas system, including new Intelis natural gas meters that feature an integrated safety shutoff valve, changes to depreciation rates that better reflect the actual life and salvage characteristics of assets and changes in other costs to serve customers. The request reflected a proposed 10.3% ROE on a 52.5% equity ratio. Interim rates for 2024 of $69 million, subject to refund, were implemented as of January 1, 2024. A request for interim rates of $33 million for 2025 was filed on September 30, 2024, approved at the December 3, 2024 hearing and approved by an order issued December 20, 2024. A unanimous settlement agreement was filed on November 25, 2024 and provided for an increase of $60.8 million for 2024 and an additional $42.7 million for 2025. The parties agreed to an overall cost of capital of 7.07% for 2024 and 2025. The ALJ filed a report on February 13, 2025 recommending that the MPUC approve the settlement agreement. As required by the December 20, 2024 order, the difference between 2024 interim rates and the settled amount of $60.8 million was refunded to customers in March 2025. Exceptions to the ALJ report were filed on April 18, 2025. On May 29, 2025, the MPUC approved the settlement agreement. A final order approving the settlement agreement was issued by the MPUC on June 27, 2025 and final rates were implemented on September 1, 2025.

Indiana Electric Rate Case. On December 5, 2023, Indiana Electric filed a petition with the IURC for authority to modify its rates and charges for electric utility service through a phase-in of rates. The requested increase was approximately 16% or $119 million based on a forward looking 2025 test year. The need for a rate increase was primarily driven by the continuing investment in the safety and reliability of the system and normal increases in operating expenses. The initial filing of the rate case reflected a proposed 10.4% ROE on a forecasted 55% equity ratio. Indiana Electric reached a settlement agreement with less than all parties and submitted the agreement to the IURC on May 20, 2024. The settlement reflected a proposed 9.8% ROE on a forecasted 55% equity ratio. The requested increase was lowered to $80 million, an 11% increase. Indiana Electric received a final order on February 3, 2025 approving the settlement with one modification that effectively capped the residential increase to 1.15% of the total increase, allocating the difference to other commercial and industrial customers. The final order approved the 9.8% ROE on a forecasted 55% equity ratio and increases revenues by $80 million.

Houston Electric Rate Case. On March 6, 2024, Houston Electric filed an application with the PUCT requesting authority to change rates and charges for electric transmission and distribution service. The requested increase was approximately $17 million (1%) for retail customers and $43 million (6.6%) for wholesale transmission service, excluding TCRF and rate case expenses. The need for a rate increase was primarily driven by continuing investment that has been made to support customer growth and to bolster the safety and reliability of Houston Electric’s transmission and distribution system. The request reflected a proposed 10.4% ROE and a 45% equity ratio. Errata testimony was filed to correct minor errors included in the initial filing, which reduced the requested increase to $56 million compared to then-current rates. Houston Electric reached a settlement agreement with certain parties and submitted the agreement to the PUCT on January 29, 2025. The settlement reflected a $47 million reduction in annual revenues and a 9.65% ROE and a weighted average cost of capital of 6.606% based upon an as-filed 4.29% cost of debt, an agreed ROE of 9.65% and an agreed regulatory capital structure of 56.75% long-term debt and 43.25% equity. A final order approving the settlement agreement was issued by the PUCT on March 13, 2025. Final retail delivery rates were implemented on April 28, 2025. Final wholesale transmission rates were superseded by interim TCOS rates that went into effect on the same date.

Ohio Gas Rate Case. CEOH filed its Application and Standard Filing Requirement in October 2024 and the related testimony in November 2024. The filing seeks a revenue requirement increase of approximately $100 million based on a requested ROE of 10.4% and an equity percentage of 54.13%. The need for a rate increase was primarily driven by continuing investment in the safety and reliability of the natural gas system. On May 16, 2025, the PUCO staff filed its staff report recommending a revenue requirement range of $340.8 million to $350.3 million and a net increase of $25.1 million to $34.6 million based on an ROE range from 9.05% to 10.07% with a capitalization ratio of 52.3% common equity and 47.7% long-term debt. The PUCO staff recommendation includes amortization over 49 years and 65 years for CEP and DRR regulatory assets, respectively, compared to CEOH’s proposal to amortize over seven years. On June 16, 2025, CEOH filed objections to the PUCO staff report and supplemental testimony. On July 11, 2025, CEOH filed a stipulation and recommendation that outlined the agreed upon terms between CEOH, the Federal Executive Agencies, Ohio Energy Group, the City of Dayton, the Retail Energy Supply Association, Interstate Gas Supply, LLC and the PUCO staff. One intervening party to the case, Spire Marketing, Inc., is a non-opposing party, while another intervening party to the case, the Office of the Ohio Consumers’ Counsel, filed its testimony in opposition to the stipulation and recommendation on July 29, 2025. The stipulation and recommendation included a revenue requirement of $371.3 million, which would result in a revenue requirement increase of $59.6 million based on a rate of return of 7.1% comprised of a ROE of 9.85% with a capitalization ratio of 52.9% common equity, 47.1% long-term debt at a cost of debt of 4.02%. The stipulation and recommendation amortization periods for CEP and DRR regulatory assets within base rates and within the rider mechanisms is 15 years. The stipulation and recommendation included an extension of the CEP rider and DRR through 2029 investment with revised residential caps for dollars per month per customer ranging from $2.75 for 2025 investment to $9.95 for 2029 investment for the CEP rider, and from $2.56 for 2025 investment to $7.69 for 2029 investment for DRR. The evidentiary hearing commenced on July 21, 2025. The stipulating parties were crossed by the Office of the Ohio Consumers’ Counsel on July 28 and August 4, 2025, and the Office of the Ohio

Consumers’ Counsel was crossed by the stipulating parties on July 29 and August 5, 2025. On July 29, 2025, a PUCO local public hearing was conducted. The parties filed initial briefs on August 26, 2025, and reply briefs on September 9, 2025. On November 21, 2025, CEOH filed a late filed exhibit to the stipulation and recommendation to include actual rate case expenses, which resulted in a revised revenue requirement increase of $59.7 million. The PUCO order was issued on January 7, 2026, modifying and adopting the stipulation and resolving all issues related to the case. The PUCO order modifications include: (1) extending the 15-year amortization periods for the CEP and DRR deferral balances to 25 years, which had a $7.9 million negative impact on the revenue requirement, and (2) a ROE of 9.79%, resulting in a rate of return of 7.07%, which had a $0.6 million negative impact on the revenue requirement. These two modifications result in a revised revenue requirement increase of $51.3 million and a total revenue requirement of $363 million. Revised rates became effective on a services rendered basis effective January 12, 2026.

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
Seeks approval of: (1) the release of Houston Electric’s 15 large 32 MW TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction; (2) a corresponding reduction to the capacity of the Houston Electric TEEEF fleet; and (3) a reduction and update to Houston Electric’s rider TEEEF rate to reflect the removal of the 15 large 32 MW TEEEF units from Houston Electric’s TEEEF fleet. Houston Electric will make no revenue or profit from ERCOT for the time period when the 15 large 32 MW TEEEF units are in the San Antonio area being dispatched by ERCOT. In November 2025, Houston Electric also proposed to release the five medium 5.7 MW TEEEF units from its TEEEF fleet and remove the associated lease costs effective January 1, 2026. On February 13, 2026, Houston Electric filed a letter requesting continued abatement until February 27, 2026 due to continued settlement discussions.

TEEEF	N/A	May 2025	TBD	TBD	Seeks authorization to lease small, 200 kW to 1,250 kW TEEEF units for 36 months in accordance with the TEEEF Rule. Among other things, the TEEEF Rule generally requires that a utility obtain preapproval prior to renewing or entering into a new lease of TEEEF units, with exceptions for emergency situations or if the lease includes a provision allowing for the alteration of the lease based on applicable PUCT orders or rules. Approval of Houston Electric’s request in this filing will have no cost impact on customers at this time, as cost determination will occur in a future proceeding. On January 6, 2026, Houston Electric provided the PUCT with a proposed order.
EECRF	$40	May 2025	March 2026	December 2025
Requests $96 million, which is comprised primarily of the following: 2026 program costs of $50 million; $5 million related to the under-recovery of 2024 program costs; the 2024 earned bonus of $40 million; and 2026 projected evaluation, measurement and verification costs of $0.6 million. On September 8, 2025, the Sierra Club filed direct testimony. On September 19, 2025, the PUCT staff filed its recommendation requesting that SOAH approve the application as filed. On October 3, 2024, the PUCT staff petitioned (Docket No. 57172) to establish a secondary cap on utilities’ 2024 Program Year (PY) earned performance bonuses equal to 25% of utilities’ total expenditures for PY 2024, and on August 13, 2025, the PUCT issued a final order denying the PUCT staff’s petition. On October 7, 2025, Houston Electric filed an unanimous stipulation and settlement agreement for the full amount requested. On October 10, 2025, SOAH remanded this proceeding to the PUCT. A final order approving the settlement agreement was issued on December 12, 2025.

TCOS	$15	August 2025	October 2025	October 2025	Based on the net change in invested capital since its last TCOS proceeding of approximately $112 million for the period January 1, 2025 through June 30, 2025.
DCRF	$55	August 2025	December 2025	October 2025
Based on the net change in distribution invested capital since its last base rate proceeding of approximately $1.5 billion for the period January 1, 2024 through June 30, 2025 for an incremental revenue increase of $55 million adjusted for load growth.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
TCOS	$36	February 2026	TBD	TBD
Based on the net change in invested capital since its last TCOS proceeding of approximately $212 million for the period of July 1, 2025 through December 31, 2025, along with the inclusion of regulatory assets of approximately $10 million comprising certain system restoration operations and maintenance expenses and carrying costs associated with the May 2024 Storm Events and Hurricane Beryl.

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

GRIP	$70	February 2025	June 2025	May 2025	Based on net change in invested capital of $445 million.
GRIP	$62	February 2026	TBD	TBD	Based on net change in invested capital of $394 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
Rate Case	$104	November 2023	September 2025	July 2025	See discussion above under Minnesota Gas Rate Case.
CIP Financial Incentive	$8	May 2025	December 2025	November 2025	CIP Financial Incentive based on 2024 CIP program activity.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	$2	April 2025	August 2025	July 2025
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

CSIA	$1	October 2025	February 2026	January 2026
Requested an increase of $13.0 million to rate base, which reflects an approximately $1.2 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(2.1) million. The OUCC filed testimony on December 2, 2025, recommending minor changes, and Indiana South filed rebuttal on December 16, 2025. An evidentiary hearing was held January 6, 2026. A final order was issued on January 28, 2026 with rates effective on February 1, 2026.

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

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CSIA	$8	October 2025	February 2026	January 2026
Requested an increase of $90.8 million to rate base, which reflects an approximately $7.6 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(6.8) million. The OUCC filed testimony on December 2, 2025, recommending minor changes, and Indiana North filed rebuttal on December 16, 2025. An evidentiary hearing was held January 6, 2026. A final order was issued on January 28, 2026, with rates effective on February 1, 2026. On February 17, 2026, the OUCC filed a motion for rehearing and reconsideration requesting the commission to reconsider its decision approving the recovery of soil remediation costs from ratepayers and reconsider the threshold for a best estimate for a TDSIC plan and the specific justification the commission will require to increase an approved best estimate.

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

Rate Case	$51	October 2024	January 2026	January 2026	See discussion above under Ohio Gas Rate Case.
(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

GHG Emissions and Climate-Related Regulation and Compliance (CenterPoint Energy)

The issue of climate change has received focus at the state, federal and international level, and there are trends and uncertainties relating to GHG emissions and climate-related regulations and compliance that affect the Registrants. Compliance costs and other effects associated with climate change, reductions in GHG emissions and obtaining renewable energy sources remain uncertain; nevertheless, any new regulation or legislation relating to climate change will likely result in an increase in compliance costs. CenterPoint Energy will continue to monitor regulatory activity regarding GHG emission standards that may affect its business. Currently, CenterPoint Energy does not purchase carbon credits. In connection with its energy transition goals, CenterPoint Energy is expected to purchase carbon credits in the future; however, CenterPoint Energy does not currently expect the number of credits, or cost for those credits, to be material. For more information on GHG emissions and climate-change regulation and compliance, see “Business—Environmental Matters” in Item 1 of Part I of this report. For more information on GHG emissions and climate-related risk trends and uncertainties, see “Risk Factors” in Item 1A of Part I of this report.

Climate Risk Trends and Uncertainties

There are climate risk trends and uncertainties that affect the Registrants. Changes in the U.S. presidential administration and significant expected increases in electric demand, as announced by organizations such as ERCOT and MISO, have shifted the energy landscape in the United States. This shift in federal domestic energy policy has resulted in uncertainty with respect to the scope and speed of future renewable generation infrastructure development and the role that existing renewable generation will play in support of the U.S. energy grid. The long-term impacts of this domestic energy policy shift are also uncertain, including with respect to impacts on the development of, and consequently the availability of, alternative energy sources (such as solar energy, including private solar, wind energy, microturbines, fuel cells, energy-efficient buildings and energy storage devices). Additionally, it is unclear whether, and if so how, the new domestic energy policy, including the potential suspension, revision or rescission of regulations restricting emissions (including methane emissions) and the repeal of the Endangerment Finding, will affect consumers’ and companies’ energy use, adoption of alternative energy sources or decisions to expand their facilities, including natural gas facilities. For more information on climate risk trends and uncertainties, see “Risk Factors” in Item 1A of Part I of this report.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of December 31, 2025. As of February 13, 2026, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of February 13, 2026
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$665	3.75%	December 6, 2028
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2028
Houston Electric	300	—	—	—	—%	December 6, 2028
CERC	1,050	—	—	340	3.75%	December 6, 2028
Total	$4,000	$—	$—	$1,005
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

Debt Transactions

For detailed information about the Registrants’ debt transactions in 2025, see Note 12 to the consolidated financial statements. For detailed information about the delay draw term loan agreement executed by CERC Corp. in 2026, see Note 20 to the consolidated financial statements.

Securities Registered with the SEC

On May 17, 2023, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 17, 2026. For information related to the Registrants’ debt issuances in 2025, see Note 12 to the consolidated financial statements.

For information related to shares of Common Stock sold pursuant to the forward sale agreements and the Equity Distribution Agreement in 2025, see Note 11 to the consolidated financial statements.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of February 13, 2026:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool borrowings	3.80%	$463	$—

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the Registrants’ credit facilities is based on their respective credit ratings. As of February 13, 2026, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Negative	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Negative	A	Stable	A	Stable
CERC	CERC Corp. Senior Unsecured Debt	A3	Stable	BBB+	Stable	A-	Stable
CERC	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Stable	n/a	n/a
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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of December 31, 2025, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $311 million as of December 31, 2025. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought CenterPoint Energy’s liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically be reversed when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a significant cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on December 31, 2025, deferred taxes of approximately $897 million would have been payable in 2025, subject to reduction on account of any available net operating loss carryforwards or CAMT carryforwards. If all the ZENS-Related Securities had been sold on December 31, 2025, capital gains taxes of approximately $72 million would have been payable in 2025 based on 2025 tax rates in effect and subject to reduction on account of any available net operating loss carryforwards or CAMT carryforwards. As of December 31, 2025, CenterPoint Energy had both net operating loss and CAMT carryforwards available from its filed 2024 federal income tax return that can be applied to largely offset the cash outflow that would result from a retirement or exchange of the ZENS. For additional information about ZENS, see Note 10 to the consolidated financial statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in September 2025 and February 2026, CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses pursuant to its new 10-year capital plan, which calls for investment of at least $65.5 billion through 2035, and CenterPoint Energy may continue to increase such planned capital investments in the future. The Registrants may continue to explore asset sales, in addition to the completed sale of CERC Corp.’s Louisiana and Mississippi natural gas LDC businesses, as a means to efficiently finance a portion of their increased capital expenditures in the future, subject to the considerations listed above. For further information, see Note 4 to the consolidated financial statements.

On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH for total consideration of approximately $2.62 billion, subject to adjustment as set forth in the Ohio Securities Purchase Agreement. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4 to the consolidated financial statements.

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
•increased costs of certain goods, materials or services due to, among other things, supply chain disruptions, inflation, labor shortages, scarcity of materials and changes in U.S. or foreign trade policy (including tariffs or other trade actions);
•increases in interest expense in connection with debt refinancings and borrowings under credit facilities or term loans or the use of alternative sources of financings, including financings due to the May 2024 Storm Events and Hurricane Beryl;
•various legislative, executive or regulatory actions at the federal, state and local levels, including actions in response to Hurricane Beryl and actions pertaining to U.S. or foreign trade policy (including tariffs or other trade actions) or other geopolitical matters;
•incremental collateral, if any, that may be required due to regulation of derivatives (CenterPoint Energy);
•the timing and outcome of rate actions regarding our recovery of costs and ability to make a reasonable return on investment;
•the ability of REPs, including REP affiliates of NRG and Vistra Energy Corp., to satisfy their obligations to CenterPoint Energy and Houston Electric;
•slower customer payments and increased write-offs of receivables due to higher natural gas prices, changing economic conditions, public health threats or severe weather events, such as the May 2024 Storm Events and Hurricane Beryl;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Registrants’ financial statements in conformity with GAAP requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on the Registrants’ financial condition, results of operations or cash flows. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Registrants base their estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Registrants’ operating environment changes. Our management believes the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the Audit Committee of the Board. For a complete discussion of the Registrants’ significant accounting policies, see Note 2 to the consolidated financial statements.

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

Impairment of Long-Lived Assets, Including Goodwill

The Registrants review the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually, goodwill is tested for impairment as required by accounting guidance for goodwill.  Unforeseen events, changes in market conditions, and probable regulatory disallowances, where applicable, could have a material effect on the value of long-lived assets, including goodwill, future cash flows, interest rate, and regulatory matters, and could result in an impairment charge. The Registrants recorded no impairments to long-lived assets, including goodwill during 2025, 2024 and 2023.

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

Annual Goodwill Impairment Test

CenterPoint Energy and CERC completed their 2025 annual goodwill impairment test during the third quarter of 2025 and determined, based on a qualitative assessment, that no goodwill impairment charge was required for any reporting unit. No qualitative factors were present that indicated impairment of CenterPoint Energy or CERC reporting units.

Although no goodwill impairment resulted from the 2025 annual test, an interim goodwill impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, if CenterPoint Energy’s market capitalization falls below book value for an extended period of time, or events affecting a reporting unit such as a contemplated disposal of all or part of a reporting unit.

Assets Held for Sale

Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from the Board, as applicable, commits to a plan to sell, and a sale is expected to be completed within one year. The Registrants record assets and liabilities held for sale, or the disposal group, at the lower of their carrying value or their fair value less cost to sell. If the disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business.

As of December 31, 2025, certain assets and liabilities of the Ohio natural gas LDC business met the held for sale criteria and the goodwill attributable to these businesses was $393 million and $219 million for CenterPoint Energy and CERC, respectively. As of December 31, 2024, certain assets and liabilities of the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria and the goodwill attributable to these businesses was $217 million and $122 million for CenterPoint Energy and CERC, respectively. See Note 4 for additional detail.

Accounting for Securitizations

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

In connection with the securitization of transition property or system restoration property or to facilitate the securitization financing of qualified costs, CenterPoint Energy, Houston Electric and SIGECO evaluate the wholly-owned, bankruptcy-remote, special purpose entities, which are VIEs, for possible consolidation, including review of qualitative factors such as the power to direct the activities of the VIE and the obligation to absorb losses of the VIE. CenterPoint Energy, Houston Electric and SIGECO have the power to direct the significant activities of their respective VIEs and are most closely associated with their respective VIEs as compared to other interests held by the holders of the relevant Securitization Bonds. CenterPoint Energy, Houston Electric and SIGECO are, therefore, considered the respective primary beneficiary and consolidate these VIEs.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2(p) to the consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect the Registrants.

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

CenterPoint Energy’s funding requirements and employer contributions were as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
CenterPoint Energy	(in millions)
Minimum funding requirements for qualified pension plans	$35	$23	$—
Employer contributions to the qualified pension plans	110	23	24
Employer contributions to the non-qualified pension plans	7	7	8

CenterPoint Energy expects to make contributions of approximately $71 million and $6 million to the qualified and non-qualified pension plans in 2026, respectively.

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

The projected benefit obligation for all defined benefit pension plans was $1.5 billion as of December 31, 2025 and 2024, respectively. The projected benefit obligation remained generally consistent from December 31, 2024 to December 31, 2025 as impacts resulting from the decrease in discount rates were offset by actual return on plan assets exceeding expected return on plan assets.

As of December 31, 2025, the projected benefit obligation exceeded the market value of plan assets of CenterPoint Energy’s pension plans by $272 million. Changes in interest rates or the market values of the securities held by the plan during a year could materially, positively or negatively, change the funded status and affect the level of pension expense and required contributions at the next remeasurement.

Houston Electric and CERC participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. Pension cost by Registrant was as follows for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension cost	$49	$24	$15	$51	$23	$18	$53	$27	$19

The calculation of pension cost and related liabilities requires the use of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Two of the most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.
As of December 31, 2025, CenterPoint Energy’s qualified pension plans had an expected long-term rate of return on plan assets of 7.00%, which is the same as the 7.00% rate assumed as of December 31, 2024. The expected rate of return assumption was developed using the targeted asset allocation of our plans and the expected return for each asset class. CenterPoint Energy regularly reviews its actual asset allocation and periodically rebalances plan assets to reduce volatility and better match plan assets and liabilities.
As of December 31, 2025, the projected benefit obligation was calculated assuming a discount rate of 5.35%, which is 25 basis points lower than the 5.60% discount rate assumed as of December 31, 2024 attributed primarily to rising interest rates. The discount rate was determined by reviewing yields on high-quality bonds that receive one of the two highest ratings given by a recognized rating agency and the expected duration of pension obligations specific to the characteristics of CenterPoint Energy’s plans.
CenterPoint Energy’s actuarially determined pension and other postemployment cost for 2025 and 2024 that is greater or less than the amounts being recovered through rates in the majority of Texas jurisdictions is deferred as a regulatory asset or liability, respectively. Pension cost for 2026, including the non-qualified benefit restoration plan, is estimated to be $49 million before applicable regulatory deferrals and capitalization, based on an expected return on plan assets of 7.00% and a discount rate of 5.35% as of December 31, 2025. If the expected return assumption were lowered by 50 basis points from 7.00% to 6.50%, the 2026 pension cost would increase by approximately $6 million.
As of December 31, 2025, the pension plans projected benefit obligation, including the unfunded non-qualified pension plans, exceeded plan assets by $272 million. If the discount rate were lowered by 50 basis points from 5.35% to 4.85%, CenterPoint Energy’s projected benefit obligation would increase by approximately $62 million and its 2026 pension cost would decrease by approximately $1 million. The expected reduction in pension cost due to the decrease in discount rate is a result of the expected correlation between the reduced interest rate and appreciation of fixed income assets in pension plans with significantly more fixed income instruments than equity instruments. In addition, the assumption change would impact CenterPoint Energy’s Consolidated Balance Sheets by increasing the regulatory asset recorded as of December 31, 2025 by $55 million and would result in an incremental charge to comprehensive income in 2025 of $6 million, net of tax of $1 million, due to the increase in the projected benefit obligation.

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

Interest Rate Risk

As of December 31, 2025, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates. The Registrants seek to manage interest rate exposure by monitoring the effects of changes in market interest rates and using a combination of fixed and variable rate debt. Additionally, interest rate swaps are used to mitigate interest rate exposure when deemed appropriate.

CenterPoint Energy’s floating rate obligations aggregated $1.5 billion as of December 31, 2025 and 2024, which consisted primarily of commercial paper outstanding and short-term borrowings at Houston Electric. If the floating interest rates were to increase by 100 basis points from the floating interest rates at December 31, 2025, CenterPoint Energy’s combined interest expense would increase by approximately $15 million annually. CenterPoint Energy has $500 million of floating rate notes that mature in 2026.

Houston Electric’s floating rate obligations were $500 million as of December 31, 2025 and 2024, which mature in the first quarter of 2026. If the floating interest rates were to increase by 100 basis points from the floating interest rates at December 31, 2025, Houston Electric’s combined interest expense would increase by approximately $5 million annually.

CERC’s floating rate obligations aggregated $559 million and $599 million as of December 31, 2025 and 2024, respectively, which consisted of commercial paper outstanding. If the floating interest rates were to increase by 100 basis points from December 31, 2025 rates, CERC’s combined interest expense would increase by approximately $6 million annually. CERC has no floating rate notes maturing in 2026.

As of December 31, 2025 and 2024, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $21.7 billion and $19.7 billion, respectively, in principal amount and having a fair value of $21.1 billion and $18.4 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $800 million if interest rates were to decline by 10% from their levels as of December 31, 2025. CenterPoint Energy has $517 million of fixed-rate senior notes, $1 billion of fixed-rate convertible senior notes, $300 million of fixed-rate Houston Electric general mortgage bonds and $60 million of fixed-rate CERC senior notes maturing in 2026.

As of December 31, 2025 and 2024, Houston Electric had outstanding fixed-rate debt aggregating $9.7 billion and $8.4 billion, respectively, in principal amount and having a fair value of approximately $8.9 billion and $7.3 billion, respectively. Because these instruments are fixed-rate, they do not expose Houston Electric to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $400 million if interest rates were to decline by 10% from their levels as of December 31, 2025. Houston Electric has $300 million of fixed-rate general mortgage bonds maturing in 2026.

As of December 31, 2025 and 2024, CERC had outstanding fixed-rate debt aggregating $4.2 billion and $4.6 billion, respectively, in principal amount and having a fair value of $4.2 billion and $4.5 billion, respectively. Because these instruments are fixed-rate, they do not expose CERC to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $120 million if interest rates were to decline by 10% from their levels at December 31, 2025. CERC has $60 million fixed-rate senior notes maturing in 2026.

In general, such an increase in fair value previously described would impact earnings and cash flows only if the Registrants were to reacquire all or a portion of these instruments in the open market prior to their maturity. The ZENS obligation is bifurcated into a debt component and a derivative component. The debt component of less than $1 million at December 31, 2025 was a fixed-rate obligation and, therefore, did not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by less than $1 million if interest rates were to decline by 10% from levels at December 31, 2025. Changes in the fair value of the derivative component, a $564 million recorded liability at December 31, 2025, are recorded in CenterPoint Energy’s Statements of Consolidated Income and, therefore, it is exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2025 levels, the fair value of the derivative component liability would decrease by less than $1 million, which would be recorded as a gain on indexed debt securities in CenterPoint Energy’s Statements of Consolidated Income.

Equity Market Value Risk (CenterPoint Energy)

CenterPoint Energy is exposed to equity market value risk through its ownership of 10.2 million shares of AT&T Common, 0.9 million shares of Charter Common and 2.5 million shares of WBD Common, which CenterPoint Energy holds to facilitate its ability to meet its obligations under the ZENS. See Note 10 to the consolidated financial statements for a discussion of CenterPoint Energy’s ZENS obligation. Changes in the fair value of the ZENS-Related Securities held by CenterPoint Energy are expected to substantially offset changes in the fair value of the derivative component of the ZENS. A decrease of 10% from the December 31, 2025 aggregate market value of these shares would result in a net loss of less than $1 million, which would be recorded on a gross basis as both a gain on indexed debt securities and as a loss on equity securities in CenterPoint Energy’s Statements of Consolidated Income.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CenterPoint Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•For certain regulatory matters, we inspected the Company’s filings with the Commissions to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2026

We have served as the Company's auditor since 1932.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Revenues:
Utility revenues	$9,301	$8,589	$8,524
Non-utility revenues	56	54	172
Total	9,357	8,643	8,696
Expenses:
Utility natural gas, fuel and purchased power	2,113	1,715	2,061
Non-utility cost of revenues, including natural gas	4	3	99
Operation and maintenance	3,024	2,949	2,850
Depreciation and amortization	1,530	1,439	1,401
Taxes other than income taxes	576	547	525
Total	7,247	6,653	6,936
Operating Income	2,110	1,990	1,760
Other Income (Expense):
Loss on sale	(49)	—	(13)
Gain (loss) on equity securities	(51)	20	31
Gain (loss) on indexed debt securities	55	(14)	(27)
Interest expense and other finance charges	(882)	(818)	(684)
Interest expense on Securitization Bonds	(21)	(20)	(17)
Other income, net	85	56	37
Total	(863)	(776)	(673)
Income Before Income Taxes	1,247	1,214	1,087
Income tax expense	195	195	170
Net Income	1,052	1,019	917
Income allocated to preferred shareholders	—	—	50
Income Available to Common Shareholders	$1,052	$1,019	$867

Basic Earnings Per Common Share	$1.61	$1.58	$1.37
Diluted Earnings Per Common Share	$1.60	$1.58	$1.37

Weighted Average Common Shares Outstanding, Basic	653	643	631
Weighted Average Common Shares Outstanding, Diluted	656	644	633

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$1,052	$1,019	$917
Other comprehensive income (loss):
Adjustment to pension and other postemployment plans (net of tax expense (benefit) of $0, $4 and $(1), respectively)	(8)	15	(5)
Net deferred gain from cash flow hedges (net of tax of $0, $0 and $0)	—	4	1
Reclassification of deferred (gain) loss from cash flow hedges realized in net income (net of tax of $0, $0 and $0)	(1)	(1)	—
Total	(9)	18	(4)
Comprehensive income	1,043	1,037	$913
Income allocated to preferred shareholders	—	—	50
Comprehensive income available to common shareholders	$1,043	$1,037	$863
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($34 and $21 related to VIEs, respectively)	$38	$24
Investment in equity securities	510	561
Accounts receivable ($6 and $2 related to VIEs, respectively), less allowance for credit losses of $25 and $28, respectively	806	717
Accrued unbilled revenues ($4 and $2 related to VIEs, respectively), less allowance for credit losses of $2 and $2, respectively	600	521
Materials and supplies	517	541
Natural gas and coal inventory	215	173
Taxes receivable	36	121
Current assets held for sale	2,669	1,361
Regulatory assets	170	239
Prepaid expenses and other current assets ($6 and $2 related to VIEs, respectively)	140	123
Total current assets	5,701	4,381
Property, Plant and Equipment, Net:
Property, plant and equipment	44,676	42,667
Less: accumulated depreciation and amortization	10,620	10,578
Property, plant and equipment, net	34,056	32,089
Other Assets:
Goodwill	3,550	3,943
Regulatory assets ($683 and $313 related to VIEs, respectively)	3,005	3,108
Other non-current assets	222	247
Total other assets	6,777	7,298
Total Assets	$46,534	$43,768

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (continued)

	December 31, 2025	December 31, 2024
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$500	$500
Current portion of VIE Securitization Bonds long-term debt	41	13
Indexed debt, net	—	2
Current portion of other long-term debt	1,873	51
Indexed debt securities derivative	564	619
Accounts payable	1,300	1,320
Taxes accrued	344	329
Interest accrued ($7 and $2 related to VIEs, respectively)	313	274
Dividends accrued	150	143
Customer deposits ($2 and $0 related to VIEs, respectively)	89	93
Current liabilities held for sale	520	176
Other current liabilities ($15 and $0 related to VIEs, respectively)	566	525
Total current liabilities	6,260	4,045
Other Liabilities:
Deferred income taxes, net	4,602	4,389
Benefit obligations	491	550
Regulatory liabilities	2,692	2,999
Other non-current liabilities	770	722
Total other liabilities	8,555	8,660
Long-term Debt, net:
VIE Securitization Bonds, net	664	308
Other long-term debt, net	19,902	20,089
Total long-term debt, net	20,566	20,397
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 652,869,575 shares and 651,727,276 shares outstanding, respectively	6	6
Additional paid-in capital	9,130	9,105
Retained earnings	2,043	1,572
Accumulated other comprehensive loss	(26)	(17)
Total shareholders’ equity	11,153	10,666
Total Liabilities and Shareholders’ Equity	$46,534	$43,768

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$1,052	$1,019	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,530	1,439	1,401
Deferred income taxes	122	221	31
Loss on sale	49	—	13
Loss (gain) on equity securities	51	(20)	(31)
Loss (gain) on indexed debt securities	(55)	14	27
Pension and postretirement contributions	(130)	(30)	(32)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(253)	(84)	423
Inventory	(17)	42	167
Accounts payable	(15)	210	(302)
Other current assets	146	(118)	1,183
Other current liabilities	64	106	57
Other non-current assets	(131)	(642)	(62)
Other non-current liabilities	157	(32)	25
Other operating activities, net	(84)	14	60
Net cash provided by operating activities	2,486	2,139	3,877
Cash Flows from Investing Activities:
Capital expenditures	(4,870)	(4,513)	(4,401)
Payment for asset acquisition	(357)	—	—
Proceeds from divestitures	1,219	—	144
Other investing activities, net	(8)	24	24
Net cash used in investing activities	(4,016)	(4,489)	(4,233)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(3)	(4)	(10)
Payments of commercial paper, net	(2)	(539)	(1,055)
Proceeds from long-term debt and term loans, net	3,714	3,955	6,044
Payments of long-term debt and term loans, including make-whole premiums	(1,579)	(1,050)	(3,190)
Payment of debt issuance costs	(46)	(35)	(55)
Payment of dividends on Common Stock	(574)	(522)	(485)
Payment of dividends on Preferred Stock	—	—	(50)
Proceeds from issuance of Common Stock, net	—	494	—
Redemption of Series A Preferred Stock	—	—	(800)
Other financing activities, net	39	(28)	(25)
Net cash provided by financing activities	1,549	2,271	374
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	19	(79)	18
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30	109	91
Cash, Cash Equivalents and Restricted Cash at End of Period	$49	$30	$109

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value)
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares
Balance, beginning of year	—	$—	—	$—	1	$790
Redemption of Series A Preferred Stock	—	—	—	—	(1)	(790)
Balance, end of year	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	652	6	631	6	630	6
Issuances of Common Stock	—	—	19	—	—	—
Issuances related to benefit and investment plans	1	—	2	—	1	—
Balance, end of year	653	6	652	6	631	6
Additional Paid-in-Capital
Balance, beginning of year		9,105		8,604		8,568
Issuances of Common Stock, net of issuance costs		—		494		—
Issuances related to benefit and investment plans		25		7		36
Balance, end of year		9,130		9,105		8,604
Retained Earnings
Balance, beginning of year		1,572		1,092		709
Net income		1,052		1,019		917
Common Stock dividends declared (see Note 11)		(581)		(539)		(492)
Series A Preferred Stock dividends declared (see Note 11)		—		—		(42)
Balance, end of year		2,043		1,572		1,092
Accumulated Other Comprehensive Loss
Balance, beginning of year		(17)		(35)		(31)
Other comprehensive income (loss)		(9)		18		(4)
Balance, end of year		(26)		(17)		(35)
Total Shareholders’ Equity		$11,153		$10,666		$9,667

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of CenterPoint Energy Houston Electric, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (an indirect wholly-owned subsidiary of CenterPoint Energy, Inc.) (the "Company") as of December 31, 2025 and 2024, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

•For certain regulatory matters, we inspected the Company’s filings with the PUCT to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the PUCT’s treatment of similar costs under similar circumstances.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2026

We have served as the Company's auditor since 1932.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenues	$4,084	$3,939	$3,677
Expenses:
Operation and maintenance	1,913	1,927	1,673
Depreciation and amortization	807	762	748
Taxes other than income taxes	312	295	262
Total	3,032	2,984	2,683
Operating Income	1,052	955	994
Other Income (Expense):
Interest expense and other finance charges	(369)	(311)	(259)
Interest expense on Securitization Bonds	(6)	(3)	(8)
Other income, net	48	43	34
Total	(327)	(271)	(233)
Income Before Income Taxes	725	684	761
Income tax expense	147	138	168
Net Income	$578	$546	$593

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$578	$546	$593
Other comprehensive loss:
Adjustment to pension and other postretirement plans (net of tax of $0, $0 and $0)	(1)	(1)	—
Total	(1)	(1)	—
Comprehensive income	$577	$545	$593

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($25 and $14 related to VIEs, respectively)	$25	$14
Accounts and notes receivable, net ($5 and $0 related to VIEs, respectively), less allowance for credit losses of $2 and $2, respectively	326	307
Accrued unbilled revenues ($3 and $0 related to VIEs, respectively)	169	137
Accounts and notes receivable—affiliated companies	4	371
Materials and supplies	357	392
Prepaid expenses and other current assets ($4 and $0 related to VIEs, respectively)	49	44
Total current assets	930	1,265
Property, Plant and Equipment, Net
Property, plant and equipment	23,947	21,750
Less: accumulated depreciation and amortization	4,944	4,628
Property, plant and equipment, net	19,003	17,122
Other Assets:
Regulatory assets ($384 and $0 related to VIEs, respectively)	1,612	1,284
Other non-current assets	33	41
Total other assets	1,645	1,325
Total Assets	$21,578	$19,712

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Short-term borrowings	$500	$500
Current portion of VIE Securitization Bonds long-term debt	27	—
Current portion of other long-term debt	300	—
Accounts payable	579	681
Accounts and notes payable—affiliated companies	151	119
Taxes accrued	265	189
Interest accrued ($5 and $0 related to VIEs, respectively)	133	108
Other current liabilities ($17 and $0 related to VIEs, respectively)	198	144
Total current liabilities	2,153	1,741
Other Liabilities:
Deferred income taxes, net	1,609	1,502
Benefit obligations	38	32
Regulatory liabilities	850	861
Other non-current liabilities	144	95
Total other liabilities	2,641	2,490
Long-Term Debt, net:
VIE Securitization Bonds, net	369	—
Other long-term debt, net	8,883	8,322
Total long-term debt, net	9,252	8,322
Commitments and Contingencies (Note 14)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	5,683	5,589
Retained earnings	1,851	1,571
Accumulated other comprehensive loss	(2)	(1)
Total member’s equity	7,532	7,159
Total Liabilities and Member’s Equity	$21,578	$19,712
See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$578	$546	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807	762	748
Deferred income taxes	81	61	160
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(51)	(10)	16
Accounts receivable/payable–affiliated companies	(23)	25	(1)
Inventory	35	17	62
Accounts payable	(152)	89	(60)
Other current assets	(1)	7	(48)
Other current liabilities	121	76	44
Other non-current assets	(217)	(587)	(87)
Other non-current liabilities	23	(29)	(14)
Other operating activities, net	(24)	3	(12)
Net cash provided by operating activities	1,177	960	1,401
Cash Flows from Investing Activities:
Capital expenditures	(2,831)	(2,642)	(2,279)
Decrease (increase) in notes receivable–affiliated companies	368	(130)	(238)
Other investing activities, net	114	5	14
Net cash used in investing activities	(2,349)	(2,767)	(2,503)
Cash Flows from Financing Activities:
Proceeds from long-term debt and term loan, net	1,499	1,397	1,398
Payments of long-term debt	(200)	(161)	(156)
Increase (decrease) in notes payable–affiliated companies	54	—	(642)
Payment of debt issuance costs	(18)	(8)	(13)
Dividend to parent	(298)	(339)	(367)
Contribution from parent	94	844	885
Other financing activities, net	56	(1)	(2)
Net cash provided by financing activities	1,187	1,732	1,103
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	15	(75)	1
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	14	89	88
Cash, Cash Equivalents and Restricted Cash at End of the Period	$29	$14	$89

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		5,589		4,745		3,860
Contribution from parent		94		844		885
Balance, end of year		5,683		5,589		4,745
Retained Earnings
Balance, beginning of year		1,571		1,364		1,138
Net income		578		546		593
Dividend to parent		(298)		(339)		(367)
Balance, end of year		1,851		1,571		1,364
Accumulated Other Comprehensive Loss
Balance, beginning of year		(1)		—		—
Other comprehensive loss		(1)		(1)		—
Balance, end of year		(2)		(1)		—
Total Member’s Equity		$7,532		$7,159		$6,109

See Combined Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of CenterPoint Energy Resources Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (an indirect wholly-owned subsidiary of CenterPoint Energy, Inc.) (the "Company") as of December 31, 2025 and 2024, the related statements of consolidated income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

•For certain regulatory matters, we inspected the Company’s filings with the Commissions to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2026

We have served as the Company's auditor since 1997.

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenues:
Utility revenues	$4,296	$3,878	$4,107
Non-utility revenues	48	47	42
Total	4,344	3,925	4,149
Expenses:
Utility natural gas	1,803	1,489	1,856
Non-utility cost of revenues, including natural gas	4	3	3
Operation and maintenance	895	848	904
Depreciation and amortization	541	522	493
Taxes other than income taxes	242	234	243
Total	3,485	3,096	3,499
Operating Income	859	829	650
Other Income (Expense):
Gain on sale	46	—	—
Interest expense and other finance charges	(194)	(197)	(178)
Other income, net	25	12	14
Total	(123)	(185)	(164)
Income Before Income Taxes	736	644	486
Income tax expense (benefit)	97	104	(26)
Net Income	$639	$540	$512

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$639	$540	$512
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax benefit of $1, $0 and $0)	(2)	1	—
Total	(2)	1	—
Comprehensive income	$637	$541	$512

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2
Accounts receivable, less allowance for credit losses of $19 and $24, respectively	391	349
Accrued unbilled revenue, less allowance for credit losses of $2 and $2, respectively	372	338
Accounts receivable—affiliated companies	6	6
Material and supplies	114	105
Natural gas inventory	165	137
Taxes receivable	—	46
Current assets held for sale	2,495	1,266
Regulatory assets	169	238
Prepaid expenses and other current assets	48	50
Total current assets	3,760	2,537
Property, Plant and Equipment, Net:
Property, plant and equipment	14,540	15,552
Less: accumulated depreciation and amortization	3,820	4,146
Property, plant and equipment, net	10,720	11,406
Other Assets:
Goodwill	1,242	1,461
Regulatory assets	479	903
Other non-current assets	63	118
Total other assets	1,784	2,482
Total Assets	$16,264	$16,425

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONSOLIDATED BALANCE SHEETS - (continued)

	December 31, 2025	December 31, 2024
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$60	$10
Accounts payable	480	405
Accounts and notes payable—affiliated companies	394	101
Taxes accrued	165	150
Interest accrued	74	82
Customer deposits	76	81
Current liabilities held for sale	520	176
Other current liabilities	242	255
Total current liabilities	2,011	1,260
Other Liabilities:
Deferred income taxes, net	1,426	1,370
Benefit obligations	62	63
Regulatory liabilities	1,616	1,887
Other non-current liabilities	317	403
Total other liabilities	3,421	3,723
Long-Term Debt, Net	4,657	5,174
Commitments and Contingencies (Note 14)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,519	4,519
Retained earnings	1,641	1,732
Accumulated other comprehensive income	15	17
Total stockholder’s equity	6,175	6,268
Total Liabilities and Stockholder’s Equity	$16,264	$16,425

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash Flows from Operating Activities:
Net income	$639	$540	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	541	522	493
Deferred income taxes	8	55	(41)
Gain on sale	(46)	—	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(162)	(73)	410
Accounts receivable/payable–affiliated companies	2	38	(81)
Inventory	(34)	6	101
Accounts payable	134	43	(250)
Other current assets	124	(26)	1,050
Other current liabilities	(8)	20	44
Other non-current assets	152	(122)	13
Other non-current liabilities	(53)	89	40
Other operating activities, net	(35)	(24)	21
Net cash provided by operating activities	1,262	1,068	2,312
Cash Flows from Investing Activities:
Capital expenditures	(1,527)	(1,439)	(1,619)
Decrease (increase) in notes receivable–affiliated companies	—	1	(1)
Proceeds from divestitures	1,219	—	—
Other investing activities, net	(53)	19	(23)
Net cash provided by (used in) investing activities	(361)	(1,419)	(1,643)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(3)	(4)	(10)
Proceeds from (payments of) commercial paper, net	(40)	115	(321)
Proceeds from long-term debt and term loans, net	—	399	2,006
Payments of long-term debt and term loans	(420)	—	(2,332)
Increase in notes payable-affiliated companies	291	—	—
Payments of debt issuance costs	—	(3)	(14)
Dividend to parent	(730)	(442)	(496)
Contribution from parent	—	290	500
Other financing activities, net	(1)	(3)	(1)
Net cash provided by (used in) financing activities	(903)	352	(668)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(2)	1	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2	1	—
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	$2	$1

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY

	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		4,519		4,229		3,729
Contribution from parent		—		290		500
Balance, end of year		4,519		4,519		4,229
Retained Earnings
Balance, beginning of year		1,732		1,634		1,618
Net income		639		540		512
Dividend to parent		(730)		(442)		(496)
Balance, end of year		1,641		1,732		1,634
Accumulated Other Comprehensive Income
Balance, beginning of year		17		16		16
Other comprehensive income (loss)		(2)		1		—
Balance, end of year		15		17		16
Total Stockholder’s Equity		$6,175		$6,268		$5,879

See Combined Notes to Consolidated Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. This combined Form 10-K is filed separately by three registrants: CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf. No Registrant makes any representation as to information relating exclusively to the other Registrants or the subsidiaries of CenterPoint Energy, Inc. other than itself or its subsidiaries.

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

As of December 31, 2025, CenterPoint Energy’s indirect, wholly-owned operating subsidiaries included:

•Houston Electric, which provides electric transmission service to transmission service customers in the ERCOT region and distribution service to REPs serving the Texas Gulf Coast area that includes the city of Houston;

•CERC Corp., which (i) directly owns and operates natural gas distribution systems in Minnesota and Texas, (ii) indirectly, through Indiana Gas and CEOH, owns and operates natural gas distribution systems in Indiana and Ohio, respectively, and (iii) owns and operates permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP; and

•SIGECO, which provides energy delivery services to electric and natural gas customers located in and near Evansville in southwestern Indiana and owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.

As of December 31, 2025, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 16.

On March 7, 2025, SIGECO acquired 100% of the equity interests in Posey Solar, which was constructing a 191 MW solar array in Posey County, Indiana, for approximately $357 million. On March 31, 2025, CenterPoint Energy, through its subsidiary CERC Corp., completed the sale of its Louisiana and Mississippi natural gas LDC businesses for approximately $1.2 billion. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH for total consideration of approximately $2.62 billion, subject to adjustment as set forth in the Ohio Securities Purchase Agreement. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4.

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

As of December 31, 2025, CenterPoint Energy, Houston Electric and SIGECO had VIEs including Transition Bond Company IV, Restoration Bond Company II and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or system restoration property or facilitating the securitization financing of qualified costs. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is its primary beneficiary. Houston Electric has a controlling financial interest in each of Transition Bond Company IV and Restoration Bond Company II and is the primary beneficiary of each. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of Transition Bond Company IV and Restoration Bond Company II or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition property, system restoration property or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO. For further information, see Note 7.

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

(e) Cash and Cash Equivalents and Restricted Cash

For purposes of reporting cash flows, the Registrants consider cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. Cash and cash equivalents held by the Bond Companies and the SIGECO Securitization Subsidiary solely to support servicing the Securitization Bonds as of December 31, 2025 and 2024 are reflected on CenterPoint Energy’s and Houston Electric’s Consolidated Balance Sheets.

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

(f) Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews historical write-offs, current available information and reasonable and supportable forecasts to estimate and establish allowance for credit losses. Account balances are charged off against the allowance when management determines it is probable that the receivable will not be recovered. See Note 7 for further information about regulatory deferrals of bad debt expense, including those related to the February 2021 Winter Storm Event.

(g) Inventory

The Registrants’ inventory consists principally of materials and supplies, and for CERC, natural gas, and for CenterPoint Energy, coal inventory. Materials and supplies are valued at the lower of average cost or market, are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to CenterPoint Energy’s regulated operations is valued at historical cost consistent with ratemaking treatment. Coal inventory is valued at average cost. Certain natural gas in storage at CenterPoint Energy’s and CERC’s utilities are recorded using the last in, first out (LIFO) method. CenterPoint Energy’s and CERC’s balances in inventory that were valued using LIFO method were as follows for the periods presented:

	Year Ended December 31,
	2025 (1)	2024	2025 (1)	2024
	CenterPoint Energy		CERC
	(in millions)
LIFO inventory	$104	$94	$84	$73

(1)Based on the average cost of gas purchased during December 2025, both CenterPoint Energy’s and CERC’s cost of replacing inventories carried at LIFO cost was $16 million higher than the carrying value at December 31, 2025.

(h) Long-lived Assets

The Registrants record property, plant and equipment at historical cost and expense repair and maintenance costs as incurred.

The Registrants periodically evaluate long-lived assets, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For rate-regulated businesses, recoverability of long-lived assets is assessed by determining if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. For businesses that are not rate-regulated, recoverability is assessed based on an estimate of undiscounted cash flows attributable to the assets compared to the carrying value of the assets. No long-lived asset impairments were recorded in 2025, 2024 or 2023.

The Registrants compute depreciation and amortization using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of certain regulatory assets.

(i) Goodwill

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill is evaluated for impairment by performing a qualitative assessment or using a quantitative test. If CenterPoint Energy or CERC chooses to perform a qualitative assessment and determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative test is then performed; otherwise, no further testing is required. The quantitative test, if required, is performed by comparing the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is primarily determined based on a weighted combination of income and market approaches. When the carrying amount is in excess of the estimated fair value of the reporting unit, the excess amount is recorded as an impairment charge, not to exceed the carrying amount of goodwill. CenterPoint Energy includes deferred tax assets and liabilities within its reporting unit’s carrying value for the purposes of annual and interim impairment tests, regardless of whether the estimated fair value reflects the disposition of such assets and liabilities. For further information about the goodwill impairment tests, see Note 6.

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

The Registrants account for an ARO at fair value in the period during which the legal obligation is incurred if a reasonable estimate of fair value and its settlement date can be made. When an ARO is recorded, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. The Registrants recognize a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process. The estimates of future liabilities are developed using a discounted cash flow model based upon estimates and assumptions of future costs, interest rates, credit-adjusted risk-free rates and the estimated timing of settlement.

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

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Capitalized interest and AFUDC debt (1)	$37	$21	$7	$33	$18	$8	$32	$18	$6
AFUDC equity (2)	74	37	15	66	33	17	62	32	14
Deferred debt interest (3)	71	39	30	65	24	36	65	16	43

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

The Registrants have lease agreements with lease and non-lease components and have elected the practical expedient to combine lease and non-lease components for certain classes of leases, such as office buildings and TEEEF. For classes of leases in which lease and non-lease components are not combined, consideration is allocated between components based on the stand-alone prices. Sublease income is not significant to the Registrants.

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

The Registrants’ operating lease agreements are primarily equipment and real property leases, including land and office facility leases. CenterPoint Energy and Houston Electric also have finance lease agreements for TEEEF. The Registrants’ lease terms may include options to extend or terminate a lease when it is reasonably certain that those options will be exercised. The Registrants have elected an accounting policy that exempts leases with terms of one year or less from the recognition requirements of ASC 842. For further details on the Registrants’ leases, see Note 19.

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

(n) Investments in Equity Securities (CenterPoint Energy)

CenterPoint Energy reports equity securities at estimated fair value in the Consolidated Balance Sheets, and any gains and losses, net of any transaction costs, are recorded as Gain (loss) on equity securities in the Statements of Consolidated Income. For further discussion on equity securities, see Note 10.

(o) Assets Held for Sale

Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from the Board, as applicable, commits to a plan to sell, and a sale is expected to be completed within one year. The Registrants record assets and liabilities held for sale, or the disposal group, at the lower of their carrying value or their fair value less cost to sell. If a disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business.

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

As of December 31, 2025, certain assets and liabilities representing the Ohio natural gas LDC business met the held for sale criteria. The sale will be considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances. Although the Ohio natural gas LDC business met the held for sale criteria as of December 31, 2025, and the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria as of December 31, 2024, their disposals did not represent a strategic shift for CenterPoint Energy or CERC, as both retain significant operations in, and continue to invest in, their natural gas businesses. Therefore, the assets and liabilities, as well as the related income and expenses, associated with this transaction were not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Consolidated Balance Sheets and Statements of Consolidated Income, as applicable, and the December 31, 2024 Consolidated Balance Sheets were not required to be recast for assets held for sale. For further discussion of the sale, see Note 4.

(p) Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU enhances the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Registrants adopted this ASU on December 31, 2025, on a retrospective basis. The adoption of this ASU did not have a material impact on their respective consolidated financial statements. See Note 13 for additional disclosures related to effective tax rate reconciliation and Note 17 for additional disclosures related to income taxes paid.

Management believes that all other recently adopted and recently issued accounting standards that are not yet effective will not have a material impact on the Registrants’ financial position, results of operations or cash flows upon adoption.

(3) Property, Plant and Equipment

(a) Property, Plant and Equipment
Property, plant and equipment includes the following for the periods presented:

		December 31, 2025			December 31, 2024
	Weighted Average Useful Lives	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net	Property, Plant and Equipment, Gross	Accumulated Depreciation & Amortization	Property, Plant and Equipment, Net
	(in years)	(in millions)
CenterPoint Energy
Electric transmission and distribution	36	$23,721	$5,102	$18,619	$21,387	$4,810	$16,577
Electric generation	35	1,569	169	1,400	1,107	154	953
Natural gas distribution	33	15,430	3,995	11,435	16,399	4,326	12,073
Finance ROU asset (1)	7.5	662	327	335	662	232	430
Other property	21	3,294	1,027	2,267	3,112	1,056	2,056
Total		$44,676	$10,620	$34,056	$42,667	$10,578	$32,089
Houston Electric
Electric transmission and distribution	36	$20,726	$3,915	$16,811	$18,645	$3,647	$14,998
Finance ROU asset (1)	7.5	662	327	335	662	232	430
Other property	20	2,559	702	1,857	2,443	749	1,694
Total		$23,947	$4,944	$19,003	$21,750	$4,628	$17,122
CERC
Natural gas distribution	33	$14,451	$3,792	$10,659	$15,474	$4,118	$11,356
Other property	10	89	28	61	78	28	50
Total		$14,540	$3,820	$10,720	$15,552	$4,146	$11,406
(1)Houston Electric recognized a finance ROU asset as of December 31, 2025 and December 31, 2024 related to TEEEF. See Note 19 for further discussion.

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Depreciation	$1,256	$588	$502	$1,177	$545	$492	$1,092	$484	$459
Amortization of securitized regulatory assets	26	12	—	90	74	—	163	155	—
Other amortization	248	207	39	172	143	30	146	109	34
Total	$1,530	$807	$541	$1,439	$762	$522	$1,401	$748	$493

(c) AROs

The Registrants have recorded AROs associated with the removal of asbestos and asbestos-containing material in their buildings, including substation building structures. CenterPoint Energy recorded AROs relating to the closure of the ash ponds at A.B. Brown and F.B. Culley as well as certain sites in Indiana pursuant to the CCR Legacy Rule; see Note 14(c) for further discussion. CenterPoint Energy and Houston Electric also recorded AROs relating to treated wood poles for electric distribution, distribution transformers containing PCB (also known as Polychlorinated Biphenyl), and underground fuel storage tanks. CenterPoint Energy and CERC also recorded AROs relating to gas pipelines abandoned in place.

A reconciliation of the changes in the ARO liability recorded in Other non-current liabilities on each of the Registrants’ respective Consolidated Balance Sheets is as follows for the periods presented:

	December 31, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning balance	$588	$39	$363	$590	$40	$380
Additions	8	—	4	11	—	—
Accretion expense (1)	27	2	14	21	1	16
Revisions in estimates (2)	(19)	(3)	(60)	(34)	(2)	(33)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs (3)	(60)	—	(60)	—	—	—
Ending balance (4)	$544	$38	$261	$588	$39	$363
(1)Reflected in Regulatory assets on each of the Registrants’ respective Consolidated Balance Sheets.
(2)In 2025 and 2024, CenterPoint Energy, Houston Electric and CERC reflected a decrease in their respective ARO liability, which was primarily attributable to increases in the long-term interest rates used for discounting in the ARO calculation.
(3)Reflected a decrease in ARO liability related to the divestiture of the Louisiana and Mississippi natural gas LDCs on March 31, 2025. See Note 4 for further information regarding the divestiture.
(4)Includes $34 million related to the Ohio natural gas LDC business, which was classified as held for sale as of December 31, 2025 in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets. See Note 4 for further information regarding the divestiture.
(4) Held for Sale, Divestitures and Acquisition (CenterPoint Energy and CERC)

Held for Sale. On October 20, 2025, CERC Corp. entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH to NFGC. The purchase price is $2.62 billion, which is comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the transaction; and (ii) a 364-day seller promissory note, in the original principal amount of $1.2 billion, to be issued by NFGC at the closing of the transaction and payable to CERC Corp. as provided by the terms and conditions of the Seller Note Agreement. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) completion of a notice filing and review with the PUCO; and (iii) customary conditions regarding the accuracy of the representations and warranties and compliance by the parties with their respective obligations under the Ohio Securities Purchase Agreement. The transaction is not subject to a financing condition and will not close prior to October 1, 2026 without the consent of CERC Corp. As of December 31, 2025, the assets included approximately 6,000 miles of transmission and distribution pipeline in Ohio serving approximately 337,000 metered customers. The Ohio natural gas LDC business is reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment. A filing was made on January 9, 2026, notifying the PUCO of the execution of the Ohio Securities Purchase Agreement.

In October 2025, certain assets and liabilities representing the Ohio natural gas LDC business met the held for sale criteria. Neither CenterPoint Energy nor CERC recognized any gains or losses upon classification of held for sale during the year ended December 31, 2025. See Note 6 for further disclosure regarding the amount of goodwill allocated to the businesses to be sold.

The assets and liabilities of the Ohio natural gas LDC business classified as held for sale in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets, as applicable, included the following:

	December 31, 2025
	CenterPoint Energy	CERC
	(in millions)
Accounts receivable, net	$47	$47
Accrued unbilled revenues	45	45
Materials and supplies	9	9
Property, plant and equipment, net	1,803	1,803
Goodwill	393	219
Regulatory assets	372	372
Total current assets held for sale	$2,669	$2,495

Accounts payable	$100	$100
Taxes accrued	37	37
Customer deposits	5	5
Other current liabilities	8	8
Regulatory liabilities	328	328
Other non-current liabilities	42	42
Total current liabilities held for sale	$520	$520

Although the Ohio natural gas LDC business meets the held for sale criteria, its proposed disposal does not represent a strategic shift for CenterPoint Energy and CERC as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities, as well as the related income and expenses, associated with this transaction were not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Consolidated Balance Sheets and Statements of Consolidated Income, as applicable, and the December 31, 2024 Consolidated Balance Sheets were not required to be recast for assets held for sale. Since the depreciation on the assets of the Ohio natural gas LDC business will continue to be reflected in revenues through customer rates until the expected closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets once sold, CenterPoint Energy and CERC will continue to record depreciation on those assets through the expected closing of the transaction.

The pre-tax income for the Ohio natural gas LDC business, excluding corporate allocations, included in CenterPoint Energy’s and CERC’s Statements of Consolidated Income is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Income Before Income Taxes	$98	$95	$96

Divestiture of Louisiana and Mississippi natural gas LDC businesses. On February 19, 2024, CERC Corp. entered into the LAMS Asset Purchase Agreement, pursuant to which CERC Corp. agreed to sell its Louisiana and Mississippi natural gas LDC businesses. The purchase price for the Louisiana and Mississippi natural gas LDC businesses was $1.2 billion. The transaction closed on March 31, 2025. As of the closing date, the businesses included approximately 12,000 miles of main pipeline in Louisiana and Mississippi serving more than 380,000 customers. Prior to the sale, the Louisiana and Mississippi natural gas LDC businesses were reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment, as applicable.

The sale was considered an asset sale for tax purposes, requiring net deferred tax liabilities to be excluded from held for sale balances. The deferred taxes associated with the businesses were recognized as a deferred income tax benefit by CenterPoint Energy and CERC upon closing of the sale in 2025.

Although the Louisiana and Mississippi natural gas LDC businesses met the held for sale criteria at December 31, 2024, their disposals did not represent a strategic shift for CenterPoint Energy or CERC, as both retain significant operations in, and continue to invest in, their natural gas businesses. Therefore, the assets and liabilities, as well as the related income and expenses, associated with these transactions were not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Consolidated Balance Sheets and Statements of Consolidated Income, as applicable. Since the depreciation on the Louisiana and Mississippi natural gas LDC businesses’ assets continued to be reflected in revenues through customer rates until the closing of the transaction and was then reflected in the carryover basis of the rate-regulated assets after the sale, CenterPoint Energy and CERC continued to record depreciation on those assets through the closing of the transaction. The Registrants recorded assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell.

CenterPoint Energy and CERC recognized a loss of $49 million and a gain of $46 million, respectively, net of transaction costs of $21 million, in connection with the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses during the year ended December 31, 2025. Goodwill of $217 million and $122 million was allocated to the Louisiana and Mississippi natural gas LDC businesses by CenterPoint Energy and CERC, respectively, at the time the held for sale criteria was met and such amount was subsequently derecognized following the completion of the sale on March 31, 2025. As of December 31, 2025, CenterPoint Energy and CERC had a receivable of $6 million for working capital and other customary adjustments set forth in the LAMS Asset Purchase Agreement, which was received from the LAMS Buyers in the first quarter of 2026.

The assets and liabilities of the Louisiana and Mississippi natural gas LDC businesses classified as held for sale in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets, as applicable, included the following:

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

The pre-tax income for the Louisiana and Mississippi natural gas LDC businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Statements of Consolidated Income is as follows for the periods presented:

	Year Ended December 31,
	2025 (1)	2024	2023
	(in millions)
Income Before Income Taxes	$48	$67	$44
(1)Reflects pre-tax income, excluding interest and corporate allocations through March 31, 2025.

Effective on the date of the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses, CERC entered into the Transition Services Agreement, whereby CERC agreed to provide certain transition services, including accounting, customer operations, procurement, and technology functions, for a term of up to 24 months. Subject to the conditions in the Transition Services Agreement, the LAMS Buyers may terminate these support services with 60 days prior written notice. CenterPoint Energy’s and CERC’s charges to the LAMS Buyers for reimbursement of transition services and one-time setup costs totaled $34 million during the year ended December 31, 2025. CenterPoint Energy’s and CERC’s Consolidated Balance Sheets included a receivable due from the LAMS Buyers for transition services of $9 million as of

December 31, 2025.

Divestiture of Energy Systems Group. On May 21, 2023, CenterPoint Energy, through its subsidiary Vectren Energy Services, entered into an Equity Purchase Agreement to sell all of the outstanding limited liability company interests of Energy Systems Group to ESG Holdings Group, for a purchase price of $157 million, subject to customary adjustments set forth in the Equity Purchase Agreement, including adjustments based on Energy Systems Group’s net working capital at closing, indebtedness, cash and cash equivalents and transaction expenses. The transaction closed on June 30, 2023, and CenterPoint Energy received $154 million in cash. In November 2024, CenterPoint Energy paid $2 million to ESG Holdings Group for working capital and other adjustments set forth in the Equity Purchase Agreement. For a discussion of CenterPoint Energy’s pre-disposition guarantees related to Energy Systems Group, see Note 14(b).
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

For the year ended December 31, 2023, the pre-tax loss for Energy Systems Group, excluding interest and corporate allocations, included in CenterPoint Energy’s Statements of Consolidated Income was $4 million, which reflected January 1, 2023 to June 30, 2023 results.

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

(5) Revenue

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

The following tables disaggregate revenues by reportable segment and major source for the periods presented:

CenterPoint Energy

	Year Ended December 31, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$4,829	$4,503	$5	$9,337
Other (1)	37	(17)	3	23
Eliminations	—	(3)	—	(3)
Total revenues	$4,866	$4,483	$8	$9,357

	Year Ended December 31, 2024
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$4,558	$3,990	$4	$8,552
Other (1)	32	58	3	93
Eliminations	—	(2)	—	(2)
Total revenues	$4,590	$4,046	$7	$8,643

	Year Ended December 31, 2023
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$4,275	$4,210	$127	$8,612
Other (1)	15	69	3	87
Eliminations	—	(3)	—	(3)
Total revenues	$4,290	$4,276	$130	$8,696

(1)Primarily consists of income from ARPs and leases.

Houston Electric

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenue from contracts with customers	$4,054	$3,930	$3,684
Other (1)	30	9	(7)
Total revenues	$4,084	$3,939	$3,677

(1)Primarily consists of income from ARPs and leases.

CERC

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenue from contracts with customers	$4,362	$3,868	$4,083
Other (1)	(18)	57	66
Total revenues	$4,344	$3,925	$4,149

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

The opening and closing balances of accounts receivable and accrued unbilled revenues from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable (1) (2)	Accrued Unbilled Revenues (2)
	(in millions)
Opening balance as of December 31, 2024	$666	$521
Closing balance as of December 31, 2025	722	600
Increase	$56	$79

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.
(2)The opening balance as of December 31, 2024 also excluded receivables associated with the sale of CERC Corp.’s Louisiana and Mississippi natural gas LDC businesses. The closing balance as of December 31, 2025 also excluded receivables classified as held for sale associated with the Ohio natural gas LDC business.

Houston Electric

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2024	$284	$137
Closing balance as of December 31, 2025	300	169
Increase	$16	$32

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.

CERC

	Accounts Receivable (1) (2)	Accrued Unbilled Revenues (2)
	(in millions)
Opening balance as of December 31, 2024	$326	$338
Closing balance as of December 31, 2025	357	372
Increase (decrease)	$31	$34

(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.
(2)The opening balance as of December 31, 2024 also excluded receivables associated with the sale of CERC Corp.’s Louisiana and Mississippi natural gas LDC businesses. The closing balance as of December 31, 2025 also excluded receivables classified as held for sale associated with the Ohio natural gas LDC business.

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

The table below summarizes the Registrants’ bad debt expense amounts for the periods presented, net of regulatory deferrals:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Bad debt expense	$19	$1	$14	$21	$1	$16	$18	$—	$16

(6) Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy’s goodwill by reportable segment is as follows for the periods presented:

	Electric (1)	Natural Gas	Corporate and Other	Total
	(in millions)
Balance at December 31, 2023	$936	$2,920	$304	$4,160
Held for Sale (2)	—	217	—	217
Balance at December 31, 2024	936	2,703	304	3,943
Held for Sale (3)	—	393	—	393
Balance at December 31, 2025	$936	$2,310	$304	$3,550
(1)Balances are presented net of the accumulated goodwill impairment charge of $185 million recorded in 2020.
(2)Represents goodwill attributable to the Louisiana and Mississippi natural gas LDC businesses classified as held for sale as of December 31, 2024 and subsequently derecognized following completion of the sale on March 31, 2025. CenterPoint Energy did not recognize any goodwill impairments within the Natural Gas reportable segment for the year ended December 31, 2024. For further information, see Note 4.
(3)Represents goodwill attributable to the Ohio natural gas LDC business classified as held for sale as of December 31, 2025. CenterPoint Energy did not recognize any goodwill impairments within the Natural Gas reportable segment for the year ended December 31, 2025. For further information, see Note 4.

CERC’s goodwill is as follows for the periods presented:

Total
(in millions)
Balance at December 31, 2023	$1,583
Held for Sale (1)	122
Balance at December 31, 2024	1,461
Held for Sale (2)	219
Balance at December 31, 2025	$1,242
(1)Represents goodwill attributable to the Louisiana and Mississippi natural gas LDC businesses classified as held for sale as of December 31, 2024 and subsequently derecognized following the completion of the sale on March 31, 2025. CERC did not recognize any goodwill impairments for the year ended December 31, 2024. For further information, see Note 4.
(2)Represents goodwill attributable to the Ohio natural gas LDC business classified as held for sale as of December 31, 2025. CERC did not recognize any goodwill impairments during the year ended December 31, 2025. For further information, see Note 4.

CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of each of 2025 and 2024 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

(7) Regulatory Matters

The following is a list of regulatory assets and liabilities reflected on the Registrants’ respective Consolidated Balance Sheets for the periods presented:

	December 31, 2025
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Future amounts recoverable from ratepayers related to:
Benefit obligations (1)	$372	$—	$4
Asset retirement obligations & other	256	80	126
Net deferred income taxes	194	55	103
Total future amounts recoverable from ratepayers	822	135	233
Amounts deferred for future recovery related to:
Cost recovery riders	57	—	62
Hurricanes and February 2021 Winter Storm Event Restoration Costs	18	18	—
May 2024 Storm Events	6	6	—
Hurricane Beryl	527	527	—
Hurricane Francine	25	25	—
Winter Storm Enzo	39	39	—
Other regulatory assets	191	110	80
Decoupling	8	—	8
TEEEF	83	83	—
Unrecognized equity return (2)	(120)	(93)	(24)
Total amounts deferred for future recovery	834	715	126
Amounts currently recovered in customer rates related to:
Authorized trackers and cost deferrals	406	77	128
Securitized regulatory assets	695	384	—
Unamortized loss on reacquired debt and hedging	53	26	10
Gas recovery costs	71	—	70
Decoupling	20	—	20
Extraordinary gas costs	70	—	70
Regulatory assets related to TCJA	66	40	26
Hurricanes and February 2021 Winter Storm Event restoration costs	132	114	19
Other regulatory assets	33	—	33
Benefit obligations	2	2	—
TEEEF	161	161	—
Unrecognized equity return (2)	(190)	(42)	(87)
Total amounts recovered in customer rates (3)	1,519	762	289
Total Regulatory Assets	$3,175	$1,612	$648
Total Current Regulatory Assets	$170	$—	$169
Total Non-Current Regulatory Assets	$3,005	$1,612	$479

Regulatory Liabilities:
Regulatory liabilities related to TCJA	$1,233	$646	$428
Estimated removal costs	1,047	—	1,004
Other regulatory liabilities	456	219	214
Total Regulatory Liabilities	$2,736	$865	$1,646
Total Current Regulatory Liabilities (4)	$44	$15	$30
Total Non-Current Regulatory Liabilities	$2,692	$850	$1,616

	December 31, 2024
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Regulatory Assets:
Future amounts recoverable from ratepayers related to:
Benefit obligations (1)	$373	$—	$4
Asset retirement obligations & other	304	80	188
Net deferred income taxes	144	47	69
Total future amounts recoverable from ratepayers	821	127	261
Amounts deferred for future recovery related to:
Cost recovery riders	145	—	83
Hurricanes and February 2021 Winter Storm Event Restoration Costs	145	145	—
May 2024 Storm Events	86	86	—
Hurricane Beryl	458	458	—
Hurricane Francine	19	19	—
Other regulatory assets	177	87	74
Decoupling	12	—	12
TEEEF	71	71	—
Unrecognized equity return (2)	(115)	(77)	(30)
Total amounts deferred for future recovery	998	789	139
Amounts currently recovered in customer rates related to:
Authorized trackers and cost deferrals	600	47	440
Securitized regulatory assets	343	—	—
Unamortized loss on reacquired debt and hedging	93	63	10
Gas recovery costs	122	—	122
Decoupling	38	—	38
Extraordinary gas costs	133	—	133
Regulatory assets related to TCJA	47	47	—
Hurricanes and February 2021 Winter Storm Event Restoration Costs	31	5	26
Other regulatory assets	34	—	34
Benefit obligations	4	4	—
TEEEF	219	219	—
Unrecognized equity return (2)	(136)	(17)	(62)
Total amounts recovered in customer rates	1,528	368	741
Total Regulatory Assets	$3,347	$1,284	$1,141
Total Current Regulatory Assets	$239	$—	$238
Total Non-Current Regulatory Assets	$3,108	$1,284	$903

Regulatory Liabilities:
Regulatory liabilities related to TCJA	$1,346	$673	$501
Estimated removal costs	1,247	—	1,191
Other regulatory liabilities	454	195	235
Total Regulatory Liabilities	$3,047	$868	$1,927
Total Current Regulatory Liabilities (4)	$48	$7	$40
Total Non-Current Regulatory Liabilities	$2,999	$861	$1,887
(1)Pension and postretirement-related regulatory assets balances are actuarially valued annually.
(2)Represents the following: (a) CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments in SIGECO; (b) Houston Electric’s allowed equity return on TEEEF costs and storm restoration costs; and (c) CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacements expenditures in Texas and for Indiana Gas.
(3)Of the $1.5 billion, $762 million and $289 million currently being recovered in customer rates related to CenterPoint Energy, Houston Electric and CERC, respectively, $790 million, $733 million and $48 million is earning a return, respectively. The weighted average recovery period of regulatory assets currently being recovered in base rates, not earning a return, which totals $729 million, $29 million and $241 million for CenterPoint Energy, Houston Electric and CERC, respectively, is 13 years, 24 years and 6 years, respectively. Regulatory assets not earning a return with perpetual or undeterminable lives have been excluded from the weighted average recovery period calculation.
(4)Current regulatory liabilities are included in Other current liabilities in each of the Registrants’ respective Consolidated Balance Sheets.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Statements of Consolidated Income for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$25	$20	$4	$23	$20	$2	$41	$38	$2

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their natural gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Indiana and Texas, and continue to recover the natural gas cost in Minnesota. As of December 31, 2025, each of CenterPoint Energy and CERC had recorded a current regulatory asset of $70 million associated with the February 2021 Winter Storm Event. As of December 31, 2024, each of CenterPoint Energy and CERC had recorded current regulatory assets of $67 million and non-current regulatory assets of $67 million associated with the February 2021 Winter Storm Event.

As of December 31, 2025 and 2024, as authorized by the PUCT, both CenterPoint Energy and Houston Electric had each recorded a regulatory asset of $7 million and $8 million, respectively, for bad debt expenses resulting from REPs’ default on their obligation to pay delivery charges to Houston Electric net of collateral. Additionally, both CenterPoint Energy and Houston Electric had each recorded a regulatory asset of $17 million and $19 million as of December 31, 2025 and 2024, respectively, for reimbursement of costs associated with the February 2021 Winter Storm Event. Each of the aforementioned regulatory assets are being amortized over five years beginning April 28, 2025, which was the date that rates became effective following the PUCT’s final order in the Houston Electric rate case.

See Note 14(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

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

Indiana Electric Securitization of Generation Retirements (CenterPoint Energy)

On January 4, 2023, the IURC issued an order in accordance with Indiana Senate Enrolled Act 386 authorizing the issuance of up to $350 million in securitization bonds to securitize qualified costs associated with the retirements of Indiana Electric’s A.B. Brown coal-fired generation facilities. Accordingly, CenterPoint Energy determined that the retirement of property, plant and equipment became probable upon the issuance of the order. No loss on abandonment was recognized in connection with issuance of the order as there was no disallowance of all or part of the cost of the abandoned property, plant and equipment. In the first quarter of 2023, upon receipt of the order, CenterPoint Energy reclassified property, plant and equipment to be recovered through securitization to a regulatory asset and such amounts earned a full return until subsequently recovered through securitization, as described below.

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

TEEEF (CenterPoint Energy and Houston Electric)

Pursuant to Texas legislation passed in 2021, Houston Electric entered into two leases for medium (5.7 MW) and large (27 MW to 32 MW) TEEEF. Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery as of December 31, 2025. Expenses associated with the short-term lease, including carrying costs, were deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $78 million and $89 million as of December 31, 2025 and 2024, respectively. Expenses associated with the long-term lease, including variable costs associated with the operation and maintenance of the TEEEF, depreciation expense on the right of use asset and carrying costs, are deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $123 million and $158 million as of December 31, 2025 and 2024, respectively.

Right of use finance lease assets, such as assets acquired under the long-term leases that are still included in the rate base of the regulated utility, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the ongoing proceedings and did not record any impairments or disallowances on its right of use assets or TEEEF regulatory assets during the years ended December 31, 2025 or 2024.

Effective January 1, 2023, all medium and large TEEEF was leased under the long-term lease agreement. The long-term lease agreement includes up to 519 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all such TEEEF leases. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of December 31, 2025 and 2024 and relates to removal costs that will be incurred at the end of the lease term. As of December 31, 2025, Houston Electric had secured a first lien on all the assets leased under the prepayment agreement.

On December 19, 2024, Houston Electric announced a proposal to release its 15 large TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region for a period of up to two years. On April 18, 2025, a proposal was filed with the PUCT (Docket 57980) seeking approval of the aforementioned release to ERCOT and CPS Energy, a corresponding reduction to TEEEF fleet capacity and a rate reduction to reflect the removal of the 15 large TEEEF units from Houston Electric’s TEEEF fleet. On June 4, 2025, Houston Electric entered into the ERCOT Transaction, subject to PUCT approval in Docket 57980, to release the 15 large TEEEF units to the San Antonio area until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, during which time Houston Electric will not receive revenue or profit from ERCOT and will not charge Houston-area customers for such TEEEF units while they remain in the San Antonio area serving ERCOT. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving the large TEEEF units; because the TEEEF units would not be available to serve customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. On June 5, 2025, certain intervenors submitted a joint request for hearing. On July 9, 2025, the PUCT referred this docket to the SOAH. On October 13, 2025, intervenor testimony was filed. On November 21, 2025 Houston Electric filed supplemental testimony proposing removal of its five medium TEEEF units from its fleet and rates. On February 13, 2026, Houston Electric requested continued abatement until February 27, 2026 due to continued settlement discussions. Following removal of the 15 large TEEEF units from customer rates, such TEEEF units are subject to impairment testing under ASC 360.

On September 11, 2024, the TCA filed a complaint with the PUCT requesting that the PUCT modify its rulings with respect to its prior decisions related to Houston Electric’s TEEEF filings made in 2022 and 2023. Specifically, the TCA requested that the PUCT end cost recovery and return on investment on all the large up to 32 MW and medium 5.7 MW TEEEF units approved in Docket 53442. On June 29, 2025, Order No. 9 was issued, to abate this complaint case until a final order is issued in Docket 57980.

Pursuant to Texas legislation passed in 2023, Houston Electric has entered into contractual arrangements to facilitate access to small (200 kW to 1,250 kW) TEEEF units. In January, 2025, the PUCT adopted the TEEEF Rule, which refined the scope of TEEEF filings that can be made pursuant to applicable Texas regulations, and in February 2026, the TEEEF Rule was amended pursuant to Texas Senate Bill 231 to, among other things, prohibit TDUs from entering into, renewing or extending leases for TEEEF units unless such units have a maximum generation capacity of 5 or fewer MW and are rapidly deployable. The TEEEF Rule has specific provisions relating to when and how utilities must request PUCT authorization to lease TEEEF units, and it generally requires a utility to obtain preapproval prior to renewing or entering into a new lease of TEEEF units, with exceptions for emergency situations or if the lease includes a provision allowing for the alteration of the lease based on applicable PUCT orders or rules. Houston Electric believes that it continues to need small TEEEF units, and on May 27, 2025, Houston Electric filed an application pursuant to the TEEEF Rule requesting preapproval to enter into two leases for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200 kW to 1,250 kW, for respective terms of 36 months. Approval of Houston Electric’s request in this filing will have no cost impact on customers at this time because cost determination will occur in a future proceeding. On October 13, 2025, Houston Electric filed errata and supplemental testimony to modify its application to instead request preapproval of just one lease for all 36 small TEEEF units. On December 3, 2025, Houston Electric filed a stipulation and settlement agreement. On January 6, 2026, Houston Electric provided the PUCT a proposed order. These proceedings remain ongoing and, until PUCT preapproval is received, Houston Electric plans to maintain the current contractual arrangement providing access to the small TEEEF units on a month-to-month basis.

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

In connection with the securitization of the system restoration costs incurred in connection with the May 2024 Storm Events, on June 20, 2025, Houston Electric and Restoration Bond Company II filed a registration statement, as amended on August 13, 2025 and as further amended on August 27, 2025, on Form SF-1 under the Securities Act with the SEC registering the public offering and sale of up to approximately $401.5 million aggregate principal amount of the Restoration Bond Company II Securitization Bonds. The registration statement became effective on September 8, 2025. See Note 12 for additional detail on the issuance of the Restoration Bond Company II Securitization Bonds.

Hurricane Beryl and Subsequent Storm Events

In 2024 and early 2025, Houston Electric’s service territory was damaged as a result of Hurricane Beryl and certain other significant storms. Houston Electric is deferring the related system restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. Houston Electric is seeking to recover the system restoration costs (or a portion thereof) through the issuance and sale of non-recourse securitization bonds for distribution-related costs. However, there can be no assurance that the system restoration costs will be recovered in the amounts expected or on the expected timeline.

On May 2, 2025, Houston Electric filed an Application for Determination of System Restoration Costs with the PUCT to determine the reasonableness and necessity of approximately $1.3 billion of costs (including estimated case processing expenses and carrying costs) incurred or expected to be incurred to restore service following Hurricane Beryl and certain other significant storms. Intervenors and PUCT staff subsequently filed direct testimony, and intervenor and PUCT staff disallowance positions totaled about $298.8 million and $4.7 million, respectively. Houston Electric subsequently filed rebuttal testimony. On August 14, 2025, Houston Electric filed a settlement agreement with the PUCT, under which Houston Electric would be entitled to recover a total of $1.1 billion in distribution-related costs, along with carrying costs from the date those costs were incurred until the system restoration bonds are issued. The settlement agreement also provided for the recovery of $13 million in transmission-related costs that will be eligible for recovery through existing mechanisms established to recover transmission costs. Additionally, the settlement agreement provided that Houston Electric would defer $78 million of its distribution-related costs to a regulatory asset and could request recovery and, if eligible, securitization of the deferral in a future rate case. Houston Electric further agreed as part of the settlement agreement to an overall $22 million reduction in distribution-related costs, which is comprised of shareholder equity carrying costs, and a $440,000 reduction in transmission-related costs, which is also comprised of shareholder equity carrying costs. On October 2, 2025, the PUCT voted to approve the settlement agreement with a modification to remove municipal legal fees and consulting and non-consulting fees from the securitization amount and defer such costs in a regulatory asset for recovery in a future ratemaking proceeding. On October 22, 2025, Houston Electric filed a letter to affirm the removal of $2.9 million of municipal legal fees and consulting and non-consulting fees from the securitization amount and defer these costs until a future ratemaking proceeding. A final order was issued by the PUCT on October 23, 2025.

On June 20, 2025, Houston Electric filed a request for a Financing Order for the distribution-related costs included in the May 2, 2025 Application for Determination of System Restoration Costs. On August 19, 2025, Houston Electric filed a settlement agreement with the PUCT, under which Houston Electric would be entitled to securitize the approved distribution-related costs. The settlement agreement also reduced the requested upfront qualified costs for printing materials by $25,000 and legal expenses by $125,000. The PUCT issued an irrevocable Financing Order on October 23, 2025, which became final and non-appealable on November 7, 2025. In connection with the securitization of the system restoration costs approved in the Financing Order, Houston Electric and Restoration Bond Company III filed a registration statement, as amended on January 27, 2026, on Form SF-1 under the Securities Act with the SEC registering the public offering and sale of up to approximately $1.193 billion aggregate principal amount of Series 2026-A Senior Secured System Restoration Bonds. The registration statement became effective on January 30, 2026. Houston Electric anticipates receiving the net proceeds from the sale of the Series 2026-A Senior Secured System Restoration Bonds on February 26, 2026. See Note 20 for additional detail on the offering of the Series 2026-A Senior Secured System Restoration Bonds.

See Note 14(c) for further information regarding litigation related to Hurricane Beryl.

(8) Stock-Based Incentive Compensation Plans and Employee Benefit Plans

(a) Stock-Based Incentive Compensation Plans (CenterPoint Energy)

CenterPoint Energy has LTIPs that provide for the issuance of stock-based incentives, including stock options, performance awards, restricted stock unit awards and restricted and unrestricted stock awards to officers, employees and non-employee directors. Approximately 34 million shares of Common Stock are authorized under these plans for awards as of December 31, 2025. CenterPoint Energy issues new shares of its Common Stock to satisfy stock-based payments related to LTIPs. Equity awards are granted to employees without cost to the participants.

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

The performance awards granted in 2025, 2024 and 2023 are distributed based upon the achievement of certain performance conditions or market conditions over a three-year performance cycle. The performance conditions are based on CenterPoint Energy’s cumulative adjusted EPS and, for performance awards granted in 2024 and 2023, certain carbon emissions reduction goals. The market condition is based on CenterPoint Energy’s total shareholder return relative to a specified peer group. Upon vesting, shares under the performance awards, as determined based on achievement of the applicable performance goals, are issued to the participants along with the value of dividend equivalents earned over the performance cycle.

The stock unit awards granted in 2025, 2024 and 2023 are service-based and subject to CenterPoint Energy’s achievement of positive operating income for the last full calendar year preceding the applicable vesting date. Stock units awards granted in 2025 and 2024 vest under a three-year ratable vesting schedule, with one-third vesting as of each of the first three anniversaries of the grant date. Stock unit awards granted in 2023 cliff vest at the end of a three-year period. Each vesting under either the three-year ratable or cliff vesting schedule is subject to the achievement of the performance goal. Upon vesting, shares under the stock unit awards are issued to the participants along with the value of dividend equivalents earned over the applicable vesting period. Non-employee directors are granted stock awards that are vested immediately upon grant.

The following table summarizes CenterPoint Energy’s expenses related to LTIPs for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
LTIP compensation expense (1)	$48	$34	$65
Income tax benefit recognized	11	8	15
Actual tax benefit realized for tax deductions	13	19	17
(1)Included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of any amounts capitalized.

The following tables summarize CenterPoint Energy’s LTIP activity for the year ended December 31, 2025:

	Shares (Thousands)	Weighted-Average Grant Date Fair Value	Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value (2) (Millions)
Performance Awards (1)
Outstanding and nonvested as of December 31, 2024	4,908	$28.14
Granted	1,605	33.13
Forfeited or canceled	(380)	29.83
Vested and released to participants	(1,512)	26.91
Outstanding and nonvested as of December 31, 2025	4,621	$30.06	1	$139
Stock Unit Awards
Outstanding and nonvested as of December 31, 2024	1,117	$28.20
Granted	724	35.40
Forfeited or canceled	(70)	30.30
Vested and released to participants	(551)	28.83
Outstanding and nonvested as of December 31, 2025	1,220	$32.25	0.3	$47
(1)Reflects maximum performance achievement.
(2)Reflects the impact of current expectations of achievement and stock price as of December 31, 2025.

Additional information related to the Performance Awards and Stock Unit Awards was as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except for per unit amounts)
Performance Awards
Weighted-average grant date fair value per unit of awards granted	$33.13	$27.92	$29.18
Total intrinsic value of awards received by participants	38	51	47
Vested grant date fair value	30	40	37
Stock Unit Awards
Weighted-average grant date fair value per unit of awards granted	$35.40	$28.25	$30.83
Total intrinsic value of awards received by participants	19	33	28
Vested grant date fair value	16	30	23

As of December 31, 2025, there was $53 million of total unrecognized compensation cost related to nonvested performance and stock unit awards which is expected to be recognized over a weighted-average period of 2.0 years.

(b) Pension Benefits (CenterPoint Energy)

CenterPoint Energy maintains a non-contributory qualified defined benefit pension plan covering certain eligible employees, which is closed to new participants. CenterPoint Energy also maintains three additional qualified defined benefit pension plans, two of which are closed to new participants and one of which is frozen, that cover certain eligible employees and retirees of Vectren and its subsidiaries and former subsidiaries and are primarily non-contributory. In addition to the qualified defined benefit pension plans, CenterPoint Energy maintains unfunded non-qualified benefit restoration plans which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s qualified pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. CenterPoint Energy also maintains a frozen non-qualified supplemental retirement plan covering certain former executives of Vectren.

CenterPoint Energy’s net periodic cost includes the following components relating to pension plans, including the non-qualified benefit plans, for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Service cost (1)	$23	$25	$25
Interest cost (2)	79	73	76
Expected return on plan assets (2)	(80)	(75)	(76)
Amortization of net loss (2)	27	28	28
Net periodic cost	$49	$51	$53
(1)Included in Operation and maintenance expense in CenterPoint Energy’s Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income (expense), net in CenterPoint Energy’s Statements of Consolidated Income, net of regulatory deferrals.

CenterPoint Energy used the following assumptions to determine net periodic cost relating to pension benefits for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Discount rate	5.60%	4.95%	5.15%
Expected return on plan assets	7.00	6.50	6.50
Rate of increase in compensation levels	4.79	4.97	4.99

In determining net periodic benefit cost, CenterPoint Energy uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets except for two of Vectren’s qualified defined benefit pension plans which use a market related value of assets.

The measurement dates for plan assets and benefit obligations were December 31, 2025 and 2024. The following table summarizes changes in the benefit obligation, changes in plan assets, the amounts recognized in the Consolidated Balance Sheets as well as the key actuarial assumptions of CenterPoint Energy’s pension plans for the periods presented:

	December 31, 2025	December 31, 2024
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,477	$1,548
Service cost	23	25
Interest cost	79	73
Benefits paid	(167)	(127)
Actuarial (gain) loss (1)	74	(42)
Benefit obligation, end of year	1,486	1,477
Change in Plan Assets
Fair value of plan assets, beginning of year	1,132	1,204
Employer contributions	117	30
Benefits paid	(167)	(127)
Actual investment return	132	25
Fair value of plan assets, end of year	1,214	1,132
Funded status, end of year	$(272)	$(345)

Amounts Recognized in Balance Sheets
Other non-current assets	$9	$7
Other current liabilities	(6)	(7)
Benefit obligations	(275)	(345)
Net liability, end of year	$(272)	$(345)

Actuarial Assumptions
Discount rate (2)	5.35%	5.60%
Expected return on plan assets (3)	7.00	7.00
Rate of increase in compensation levels	4.66	4.79
Interest crediting rate	3.75	3.00
(1)Significant sources of actuarial loss for 2025 include the decrease in discount rate from 5.60% to 5.35%, partially offset by gains due to actual return on plan assets exceeding expected return on plan assets.
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

The following table displays pension benefits related to CenterPoint Energy’s pension plans that have accumulated benefit obligations in excess of plan assets for the periods presented:

	December 31, 2025		December 31, 2024
	Pension (Qualified)	Pension (Non-qualified)	Pension (Qualified)	Pension (Non-qualified)
	(in millions)
Accumulated benefit obligation	$1,443	$41	$1,431	$44
Projected benefit obligation	1,445	41	1,433	44
Fair value of plan assets	1,214	—	1,132	—

The accumulated benefit obligation for all defined benefit pension plans on CenterPoint Energy’s Consolidated Balance Sheets was $1,484 million and $1,475 million as of December 31, 2025 and 2024, respectively.

(c) Postretirement Benefits

CenterPoint Energy provides certain healthcare and life insurance benefits for certain eligible retired employees on both a contributory and non-contributory basis. CenterPoint Energy, through Vectren, also maintains a postretirement benefit plan that provides health care and life insurance benefits, which are a combination of self-insured and fully insured programs, to eligible Vectren retirees of Vectren and its subsidiaries and former subsidiaries on both a contributory and non-contributory basis.

Postretirement benefits are accrued over the active service period of employees. The net postretirement benefit cost includes the following components for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$1	$1	$—	$1
Interest cost (2)	13	6	5	13	5	4	13	5	5
Expected return on plan assets (2)	(6)	(4)	(1)	(6)	(4)	(1)	(5)	(4)	(1)
Amortization of prior service cost (credit) (2)	(2)	(5)	2	(2)	(5)	2	(2)	(5)	2
Amortization of net gain (2)	(10)	(5)	(3)	(8)	(4)	(3)	(8)	(4)	(3)
Net postretirement benefit cost (credit)	$(4)	$(8)	$3	$(2)	$(8)	$3	$(1)	$(8)	$4
(1)Included in Operation and maintenance expense in each of the Registrants’ respective Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income, net of regulatory deferrals.

The following assumptions were used to determine net periodic cost relating to postretirement benefits for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Discount rate	5.60%	5.60%	5.60%	4.95%	4.95%	4.95%	5.15%	5.15%	5.15%
Expected return on plan assets	5.78%	5.93%	5.35%	5.21	5.36	4.77	5.13	5.26	4.69

The measurement dates for plan assets and benefit obligations were December 31, 2025 and 2024. The following table summarizes changes in the benefit obligation, changes in plan assets, the amounts recognized in the Consolidated Balance Sheets and the key actuarial assumptions of the postretirement plans for the periods presented:

	December 31, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Benefit obligation, beginning of year	$242	$104	$85	$263	$113	$93
Service cost	1	—	—	1	—	1
Interest cost	13	6	5	13	5	4
Participant contributions	5	2	2	5	2	2
Benefits paid	(26)	(10)	(11)	(21)	(8)	(9)
Plan amendment	(2)	—	(2)	—	—	—
Actuarial (gain) loss (1)	25	11	9	(22)	(9)	(8)
Other transfers	—	—	—	3	1	2
Benefit obligation, end of year	258	113	88	242	104	85
Change in Plan Assets
Fair value of plan assets, beginning of year	103	77	26	112	86	26
Employer contributions	13	1	7	9	1	5
Participant contributions	5	2	2	5	2	2
Benefits paid	(26)	(10)	(11)	(21)	(8)	(9)
Actual investment return	11	8	2	6	4	2
Other transfers	—	—	—	(8)	(8)	—
Fair value of plan assets, end of year	106	78	26	103	77	26
Funded status, end of year	$(152)	$(35)	$(62)	$(139)	$(27)	$(59)

Amounts Recognized in Balance Sheets
Other current liabilities	$(8)	$—	$(5)	$(8)	$—	$(4)
Benefit obligations	(144)	(35)	(56)	(131)	(27)	(55)
Net liability, end of year	$(152)	$(35)	$(61)	$(139)	$(27)	$(59)

Actuarial Assumptions
Discount rate (2)	5.35%	5.35%	5.35%	5.60%	5.60%	5.60%
Expected return on plan assets (3)	5.78	5.93	5.35	5.21	5.36	4.77
Medical cost trend rate assumed for the next year - Pre-65	7.00	7.00	7.00	6.75	6.75	6.75
Medical/prescription drug cost trend rate assumed for the next year - Post-65	8.36	8.36	8.36	13.74	13.74	13.74
Prescription drug cost trend rate assumed for the next year - Pre-65	12.00	12.00	12.00	10.00	10.00	10.00
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50	4.50	4.50	4.50	4.50
Year that the cost trend rates reach the ultimate trend rate - Pre-65	2035	2035	2035	2034	2034	2034
Year that the cost trend rates reach the ultimate trend rate - Post-65	2035	2035	2035	2034	2034	2034
(1)Significant sources of actuarial loss for 2025 include the decrease in discount rate from 5.60% to 5.35%, updated claims and demographic review.
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

Amounts recognized in accumulated other comprehensive loss (income) consist of the following for the periods presented:

	December 31, 2025			December 31, 2024
	Pension Benefits	Postretirement Benefits		Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Unrecognized actuarial loss (gain)	$53	$(29)	$(24)	$52	$(34)	$(26)
Unrecognized prior service cost	—	7	6	—	9	8
Net amount recognized in accumulated other comprehensive loss (income)	$53	$(22)	$(18)	$52	$(25)	$(18)

The changes in plan assets and benefit obligations recognized in other comprehensive income for the year ended December 31, 2025 are as follows:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	CERC
	(in millions)
Net actuarial loss (gain)	$2	$4	$(2)
Amortization of net actuarial loss (gain)	(1)	(3)	(2)
Amortization of prior service cost	—	1	1
Total recognized in comprehensive income	$1	$2	$(3)
Total recognized in net periodic costs and other comprehensive income	$50	$4	$4

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

As part of the investment strategy discussed above, CenterPoint Energy maintained the following weighted-average allocation targets for its pension plans as of December 31, 2025:

	Minimum	Maximum
U.S. equity	24%	34%
International equity	12%	22%
Real estate	2%	8%
Fixed income	44%	54%
Cash	0%	2%

The following tables set forth by level, within the fair value hierarchy (as described in Note 9), CenterPoint Energy’s pension plan assets at fair value as of the dates presented:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Cash	$17	$—	$—	$17	$36	$—	$—	$36
Equity securities:
U.S. companies	42	—	—	42	28	—	—	28
Cash received as collateral from securities lending	86	—	—	86	88	—	—	88
Obligation to return cash received as collateral from securities lending	(86)	—	—	(86)	(88)	—	—	(88)
U.S. treasuries and government agencies	215	—	—	215	156	—	—	156
Corporate bonds:
Investment grade or above	—	348	—	348	—	428	—	428
Mortgage-backed securities	—	2	—	2	—	12	—	12
Asset-backed securities	—	1	—	1	—	1	—	1
Municipal bonds	—	17	—	17	—	19	—	19
International government bonds	—	10	—	10	—	13	—	13
Financial instruments	—	—	—	—	—	(3)	—	(3)
Total investments at fair value	$274	$378	$—	652	$220	$470	$—	690
Investments measured by net asset value per share or its equivalent (1) (2)				562				442
Fair value of plan assets				$1,214				$1,132
(1)Represents investments in pooled investment funds and common collective trust funds.
(2)The amounts invested in pooled investment funds were 100% allocated to real estate. The amounts invested common collective trust funds were allocated as follows for the periods presented:

	December 31, 2025	December 31, 2024
International equities	41%	38%
U.S. equities	59%	61%
Fixed income	—%	1%

Level 2 investments, which do not have a quoted price in active market, are valued using the market data provided by independent pricing services or major market makers, to arrive at a price a dealer would pay for the security.

The pension plans utilized both exchange traded and over-the-counter financial instruments such as futures, interest rate options and swaps that were marked to market daily with the gains or losses settled in the cash accounts. The pension plans did not include any holdings of CenterPoint Energy Common Stock as of December 31, 2025 or 2024.

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

As part of the investment strategy discussed above, the Registrants maintained the following weighted-average allocation targets for the postretirement plans as of December 31, 2025:

	CenterPoint Energy		Houston Electric		CERC
	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
U.S. equities	14%	24%	13%	23%	15%	25%
International equities	3%	13%	3%	13%	2%	12%
Fixed income	68%	78%	69%	79%	68%	78%
Cash	0%	2%	0%	2%	0%	2%

The following table sets forth by level, within the fair value hierarchy (as described in Note 9), the Registrants’ postretirement plan assets, all of which were mutual funds, at fair value as of the dates presented:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
CenterPoint Energy	$106	$—	$—	$106	$103	$—	$—	$103
Houston Electric	78	—	—	78	77	—	—	77
CERC	26	—	—	26	26	—	—	26

The amounts invested in mutual funds were allocated as follows as of the dates presented:

	December 31, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
U.S. equities	20%	19%	22%	19%	18%	21%
International equities	9%	9%	8%	7%	8%	7%
Fixed income	71%	72%	70%	74%	74%	72%

(g) Benefit Plan Contributions

The Registrants made the following contributions in 2025 and are required to make the following minimum contributions in 2026 to the indicated benefit plans below:

	Contributions in 2025			Expected Minimum Contributions in 2026
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Qualified pension plans	$110	$—	$—	$71	$—	$—
Non-qualified pension plans	7	—	—	6	—	—
Postretirement benefit plans	13	1	7	9	—	5

Benefit payments are expected to be paid by the pension and postretirement benefit plans as follows for the periods presented:

	Pension Benefits	Postretirement Benefits
	CenterPoint Energy	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2026	$140	$19	$8	$7
2027	145	20	9	7
2028	138	20	9	7
2029	133	21	10	7
2030	131	22	10	7
2031-2035	596	104	48	34

(h) Savings Plan

CenterPoint Energy maintains the CenterPoint Energy Savings Plan, a tax-qualified employee savings plan that includes a cash or deferred arrangement under Section 401(k) of the Code and an employee stock ownership plan under Section 4975(e)(7) of the Code. Under the plan, participating employees may make pre-tax or Roth contributions and after-tax contributions up to certain federally mandated limits. Participating Registrants provide matching contributions and, as of January 1, 2020, for certain eligible employees, non-elective contributions up to certain limits.

The CenterPoint Energy Savings Plan has significant holdings of Common Stock. As of December 31, 2025, 6,443,228 shares of Common Stock were held by the savings plan, which represented approximately 6% of its investments. Given the concentration of the investments in Common Stock, the savings plan and its participants have market risk related to this investment. The savings plan limits the percentage of future contributions that can be invested in Common Stock to 25% and prohibits transfers of account balances where the transfer would result in more than 25% of a participant’s total account balance invested in Common Stock.

CenterPoint Energy allocates the savings plan benefit expense to Houston Electric and CERC related to their respective employees. The following table summarizes the Registrants’ savings plan benefit expense for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Savings plan benefit expenses (1)	$75	$29	$22	$72	$27	$23	$67	$23	$20
(1)Amounts presented in the table above are included in Operation and maintenance expense in the Registrants’ respective Statements of Consolidated Income and shown prior to any amounts capitalized.

(i) Other Benefits Plans

CenterPoint Energy maintains non-qualified deferred compensation plans that provide benefits payable to eligible directors, officers and select employees or their designated beneficiaries at specified future dates or upon termination, retirement or death. Benefit payments are made from the general assets of the participating Registrants or, in the case of certain plans, from a rabbi trust that is a grantor trust and remains subject to the claims of general creditors under applicable state and federal law. Amounts related to other benefit plans were included in Benefit Obligations in the Registrants’ accompanying Consolidated Balance Sheets as follows for the periods presented:

	December 31, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Deferred compensation plans	$17	$2	$1	$22	$3	$1
Split-dollar life insurance arrangements	48	1	—	46	1	—

(j) Change in Control Agreements and Other Employee Matters

CenterPoint Energy maintains a change in control plan for the benefit of certain CenterPoint Energy officers. The plan generally provides, to the extent applicable, in the case of the occurrence of both a change in control of CenterPoint Energy and a covered termination of employment, for severance benefits of one to three times the sum of annual base salary and target annual bonus and other benefits.

As of December 31, 2025, the Registrants’ employees were covered by collective bargaining agreements as follows:

		Percentage of Employees Covered
	Agreement Expiration	CenterPoint Energy	Houston Electric	CERC
IBEW Local 66	May 2026	19%	54%	—%
OPEIU Local 12	December 2025	2%	—%	3%
Gas Workers Union Local 340	April 2030	5%	—%	14%
IBEW Locals 1393 and USW Locals 12213 & 7441	December 2026	3%	—%	9%
IBEW Locals 949	December 2030	3%	—%	8%
USW Locals 13-227	June 2027	5%	—%	16%
IBEW Local 702	June 2029	3%	—%	—%
Teamsters Local 135/215	September 2027	—%	—%	—%
UWUA Local 175	October 2027	2%	—%	4%
Total		42%	54%	54%

The collective bargaining agreements with IBEW Locals 1393 and USW Locals 12213 & 7441 related to Indiana Gas employees, as well as with IBEW Local 66 related to Houston Electric employees, are scheduled to expire in December 2026 (IBEW Local 1393 & USW Locals 12213 & 7441) and May 2026 (IBEW Local 66), and negotiations of these agreements are expected to be completed before the respective expirations. The collective bargaining agreement with OPEIU Local 12 related primarily to CERC employees in Minnesota expired in December 2025 and negotiations are ongoing.

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

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period. As of December 31, 2025 and December 31, 2024, the Registrants did not have any assets or liabilities classified as Level 3.

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of the dates presented and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value:

CenterPoint Energy

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments in equity securities	$510	$—	$—	$510	$561	$—	$—	$561
Investments, including money market funds (1)	23	—	—	23	22	—	—	22
Total assets	$533	$—	$—	$533	$583	$—	$—	$583

Liabilities
Indexed debt securities derivative	$—	$564	$—	$564	$—	$619	$—	$619
Total liabilities	$—	$564	$—	$564	$—	$619	$—	$619

Houston Electric

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (2)	$6	$—	$—	$6	$5	$—	$—	$5
Total assets	$6	$—	$—	$6	$5	$—	$—	$5

CERC

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$16	$—	$—	$16	$15	$—	$—	$15
Total assets	$16	$—	$—	$16	$15	$—	$—	$15
(1)Primarily included in Other non-current assets in the respective Consolidated Balance Sheets.
(2)Primarily included in Prepaid expenses and other current assets in the Consolidated Balance Sheets.

Items Measured at Fair Value on a Nonrecurring Basis

As a result of classifying the Ohio Natural Gas LDC business and Louisiana and Mississippi Natural Gas LDC businesses as held for sale at December 31, 2025 and 2024, respectively, CenterPoint Energy and CERC used a market approach consisting of contractual sales price adjusted for estimated working capital and other contractual purchase price adjustments to determine the fair value of the businesses classified as held for sale, which are Level 2 inputs. Neither CenterPoint Energy nor CERC recognized any gains or losses from held for sale for the years ended December 31, 2025 and 2024. See Note 4 for further information.

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

	December 31, 2025			December 31, 2024
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Short-term borrowings and long-term debt, including current maturities	(in millions)
Carrying amount	$22,980	$10,079	$4,717	$20,961	$8,822	$5,184
Fair value	22,377	9,292	4,711	19,597	7,746	5,032
(1)Includes Securitization Bonds.

(10) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded as Gain (loss) on equity securities in CenterPoint Energy’s Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for the periods presented:

	Year Ended December 31,
	2025	2024	2023
		(in millions)
AT&T Common	$21	$62	$(17)
Charter Common	(117)	(40)	43
WBD Common	45	(2)	5
Total unrealized gains (losses) on equity securities, net	$(51)	$20	$31

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate

CenterPoint Energy’s ability to meet its obligation under the ZENS. The following table represents information on CenterPoint Energy’s equity securities for the periods presented:

	Shares Held at December 31,		Carrying Value at December 31,
	2025	2024	2025	2024
			(in millions)
AT&T Common	10,212,945	10,212,945	$254	$233
Charter Common	872,503	872,503	182	299
WBD Common	2,470,685	2,470,685	71	26
Other			3	3
Total			$510	$561

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion, of which $828 million remained outstanding as of December 31, 2025. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following for the periods presented:

	December 31, 2025	December 31, 2024
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

On June 9, 2025, WBD announced plans to separate the company, in a tax-free transaction, into two publicly traded companies, referred to by WBD as, respectively, the “Streaming & Studios” company and the “Global Networks” company (Discovery Global). On December 5, 2025, Netflix and WBD announced they had entered into an agreement under which Netflix will acquire the “Streaming & Studio” company following the previously-announced division. Under the agreement, each WBD shareholder would receive $23.25 in cash and $4.50 in shares of Netflix common stock for each share of WBD Common outstanding at the closing of the transaction. On January 20, 2026, Netflix and WBD announced they had amended their agreement to be all-cash transaction. If the division and merger close, WBD Common would be exchanged for cash and Discovery Global stock and as a result, reference shares would consist of AT&T Common, Charter Common, and stock in Discovery Global.

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of December 31, 2025, the ZENS, having an original principal amount of $828 million and a contingent principal amount of less than $0.1 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS. As of December 31, 2025, the market value of such shares was approximately $507 million, which would provide an exchange amount of $582 for each $1,000 original principal amount of ZENS. At maturity of the ZENS in 2029, CenterPoint Energy will be obligated to pay in cash the higher of the contingent principal amount of the ZENS or an amount based on the then-current market value of the reference shares, which will include any additional publicly-traded securities distributed with respect to the current reference shares prior to maturity.

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

The following table provides summarized financial information related to CenterPoint Energy’s investment in ZENS-Related Securities and each component of CenterPoint Energy’s ZENS obligation for the periods presented:

	Investment in Equity Securities	Indexed Debt, net	Indexed Debt Securities Derivative
	(in millions)
Balance as of December 31, 2022	$507	$7	$578
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(2)	—
Loss on indexed debt securities	—	—	27
Gain on ZENS-Related Securities	31	—	—
Balance as of December 31, 2023	538	5	605
Accretion of debt component of ZENS	—	16	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(2)	—
Loss on indexed debt securities	—	—	14
Gain on ZENS-Related Securities	20	—	—
Balance as of December 31, 2024	558	2	619
Accretion of debt component of ZENS	—	17	—
2% interest paid	—	(17)	—
Distribution to ZENS holders	—	(2)	—
Gain on indexed debt securities	—	—	(55)
Loss on ZENS-Related Securities	(51)	—	—
Balance as of December 31, 2025	$507	$—	$564

(11) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy’s dividends declared and dividends paid are as follows for the periods presented:

	Dividends Declared Per Share			Dividends Paid Per Share
	2025	2024	2023	2025	2024	2023
Common Stock	$0.890	$0.830	$0.780	$0.880	$0.810	$0.770
Series A Preferred Stock (1)	$—	$—	$30.625	$—	$—	$61.250
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

The forward sale agreements pursuant to the Equity Distribution Agreement require CenterPoint Energy to, at its election on or prior to May 14, 2026, either (1) physically settle the transactions by issuing the total of 4,480,628 shares of Common Stock to the counterparties in exchange for cash of approximately $165 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could have been settled on December 31, 2025 by CenterPoint Energy’s delivery of approximately $7.0 million of cash or 187,450 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively. As of December 31, 2025, CenterPoint Energy had approximately $85 million of remaining capacity available under the at-the-market program.

(c) Forward Sale Agreements

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

The forward sale agreements require CenterPoint Energy to, at its election on or prior to February 25, 2027, either (1) physically settle the transactions by issuing the total of 24,864,865 shares of Common Stock to the counterparties in exchange for cash of $907 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could also have been settled on December 31, 2025 by CenterPoint Energy’s delivery of approximately $45 million of cash or 1,161,405 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively.

Series A Preferred Stock (CenterPoint Energy)

On September 1, 2023, CenterPoint Energy redeemed all 800,000 outstanding shares of Series A Preferred Stock, in whole for cash at a redemption price of $1,000. Income allocated to the Series A Preferred shareholders was $50 million for the year ended December 31, 2023. The Series A Preferred Stock accrued cumulative dividends, calculated as a percentage of the stated amount per share, at a fixed annual rate of 6.125% per annum to be paid in cash if, when and as declared. If declared, dividends were payable semi-annually in arrears on each March 1 and September 1.

Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy, Houston Electric and CERC)

Changes in accumulated other comprehensive income (loss) are as follows for the periods presented:

	Year Ended December 31,
	2025			2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Beginning Balance	$(17)	$(1)	$17	$(35)	$—	$16
Other comprehensive income (loss) before reclassifications:
Remeasurement of pension and other postretirement plans	(7)	(1)	(1)	16	(1)	2
Net deferred gain from cash flow hedges	—	—	—	4	—	—
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	—	1	1	—	1
Actuarial losses (gain) (1)	(2)	—	(3)	2	—	(2)
Reclassification of deferred gain from cash flow hedges realized in net income (2)	(1)	—	—	(1)	—	—
Tax benefit (expense)	—	—	1	(4)	—	—
Other comprehensive income (loss)	(9)	(1)	(2)	18	(1)	1
Ending Balance	$(26)	$(2)	$15	$(17)	$(1)	$17
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income (expense), net in each of the Registrants’ respective Statements of Consolidated Income.
(2)Amounts are reflected in Interest expense and other finance charges in CenterPoint Energy’s Statements of Consolidated Income.

(12) Short-term Borrowings and Long-term Debt

Short-term Borrowings and Long-term Debt: The Registrants had the following short-term borrowings and long-term debt outstanding as of the dates presented:

	December 31, 2025		December 31, 2024
	Long-Term	Current (1)	Long-Term	Current (1)
	(in millions)
CenterPoint Energy:
ZENS due 2029 (2)	$—	$—	$—	$2
CenterPoint Energy senior notes 1.45% to 5.25% due 2026 to 2049	2,470	1,517	3,950	—
CenterPoint Energy Junior Subordinated Notes 5.95% to 7.00% due 2055 to 2056	2,000	—	1,300	—
CenterPoint Energy pollution control bonds 5.125% due 2028 (3)	68	—	68	—
CenterPoint Energy commercial paper (4)	420	—	382	—
SIGECO first mortgage bonds 3.45% to 6.18% due 2025 to 2055 (5)	1,459	—	944	41
SIGECO Securitization Bonds 5.026% to 5.172% due 2036 to 2041 (6)	299	13	311	13
Unamortized debt issuance costs	(56)	(3)	(48)	—
Unamortized discount and premium, net	(3)	—	(6)	—
Houston Electric debt (see details below)	9,252	827	8,322	500
CERC debt (see details below)	4,657	60	5,174	10
Total CenterPoint Energy debt	$20,566	$2,414	$20,397	$566

Houston Electric:
Short Term Borrowings:
Term loan (7)	$—	$500	$—	$500
Long-term debt:
General mortgage bonds 2.35% to 6.95% due 2026 to 2053 (8)	8,978	300	8,412	—
Other	1	—	1	—
Restoration Bond Company II Securitization Bonds 4.26% to 4.83% due 2035 to 2040 (9)	375	27	—	—
Unamortized debt issuance costs	(73)	—	(62)	—
Unamortized discount and premium, net	(29)	—	(29)	—
Total Houston Electric debt	$9,252	$827	$8,322	$500

CERC (10):
Senior notes 1.75% to 6.625% due 2026 to 2047	$4,045	$60	$4,520	$—
Indiana Gas senior notes 6.34% to 7.08% due 2025 to 2029	76	—	86	10
Commercial paper (4)	559	—	599	—
Unamortized debt issuance costs	(23)	—	(31)	—
Total CERC debt	$4,657	$60	$5,174	$10

(1)Includes amounts due or exchangeable within one year of the date noted.
(2)CenterPoint Energy’s ZENS obligation is bifurcated into a debt component and an embedded derivative component. For additional information regarding ZENS, see Note 10(b). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.
(3)These pollution control bonds were secured by general mortgage bonds of Houston Electric as of December 31, 2025 and 2024 and are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations.
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

(7)On November 20, 2025, Houston Electric, Mizuho Bank, Ltd., as administrative agent, and the banks party thereto entered into a First Amendment to the Term Loan Agreement, amending Houston Electric’s Term Loan Agreement dated as of June 24, 2024. The First Amendment extended the maturity date of the Term Loan Agreement from December 24, 2025 to March 31, 2026.
(8)The general mortgage bonds issued by Houston Electric subject Houston Electric’s properties to a lien under the General Mortgage as further discussed below.
(9)Scheduled final payment dates are December 15, 2035 and June 15, 2040. The Restoration Bond Company II Securitization Bonds will be repaid over time through a securitization charge imposed on retail electric customers in Houston Electric’s service territory.
(10) Issued by CERC Corp.

Debt Transactions

Debt Issuances. During 2025, the following debt instruments were issued or incurred:

Registrant	Issuance Date	Debt Instrument	Aggregate Principal Amount	Interest Rate	Maturity Date
		(in millions, except for interest rates)
Houston Electric (1)	February 2025	General Mortgage Bonds	$500	4.80%	2030
Houston Electric (2)	August 2025	General Mortgage Bonds	600	4.95%	2035
Houston Electric (3)	September 2025	Securitization Bonds	402	4.255% - 4.826%	2035 - 2040
		Total Houston Electric	1,502

CenterPoint Energy (4)	January 2025	First Mortgage Bonds	165	5.69%	2055
CenterPoint Energy (5)	July 2025	First Mortgage Bonds	100	5.09%	2031
CenterPoint Energy (5)	July 2025	First Mortgage Bonds	105	5.52%	2035
CenterPoint Energy (6)	July 2025	2028 Convertible Senior Notes	1,000	3.00%	2028
CenterPoint Energy (7)	October 2025	First Mortgage Bonds	45	5.77%	2040
CenterPoint Energy (7)	October 2025	First Mortgage Bonds	100	6.18%	2055
CenterPoint Energy (8)	October 2025	Junior Subordinated Notes	700	5.95%	2056
		Total CenterPoint Energy	$3,717

(1)Net proceeds from Houston Electric’s February 2025 issuance of general mortgage bonds, after deducting transaction expenses and fees, were approximately $495 million, which were used for general limited liability company purposes, including capital expenditures and working capital purposes.
(2)Net proceeds from Houston Electric’s August 2025 issuance of general mortgage bonds, after deducting transaction expenses and fees, were approximately $592 million, which were used for general limited liability company purposes, including capital expenditures and working capital purposes.
(3)Issued by Restoration Bond Company II. Net proceeds from the September 2025 issuance of the Restoration Bond Company II Securitization Bonds, after deducting transaction expenses and fees, were approximately $396 million, which were used to purchase the system restoration property from Houston Electric.
(4)Issued by SIGECO. Net proceeds from SIGECO’s January 2025 issuance of first mortgage bonds, after deducting transaction expenses and fees, were approximately $164 million, which were used for the acquisition of Posey Solar.
(5)Issued by SIGECO. Total proceeds from SIGECO’s July 2025 issuance of the Series 2025B Bonds were used for general corporate purposes, including repaying short-term debt, refunding long-term debt at maturity or otherwise and funding capital expenditures.
(6)Net proceeds from CenterPoint Energy’s July 2025 issuance of convertible senior notes, after deducting transaction expenses and fees, were approximately $987 million, which were used for general corporate purposes, including repayment of a portion of CenterPoint Energy’s outstanding commercial paper and other debt.
(7)Issued by SIGECO. Total proceeds from SIGECO’s October 2025 issuance of first mortgage bonds of the Series 2025C Bonds were used for general corporate purposes, including repaying short-term debt, refunding long-term debt at maturity or otherwise and funding capital expenditures.
(8)Net proceeds from CenterPoint Energy’s October 2025 issuance of junior subordinated notes, after deducting transaction expenses and fees, were approximately $691 million, which were used for general corporate purposes, including the repayment of a portion of CenterPoint Energy’s outstanding commercial paper.

Junior Subordinated Notes due 2056. As described in the table above, in October 2025, CenterPoint Energy issued $700 million aggregate principal amount of 5.950% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series D, due 2056

(the “Series D Notes”). Interest on the Series D Notes accrues from October 2, 2025 and is payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026, and maturing on April 1, 2056. The Series D Notes bear interest (i) from and including October 2, 2025 to, but excluding, April 1, 2031 at the rate of 5.950% per annum and (ii) from and including April 1, 2031, during each five-year period following April 1, 2031 (each such five-year period, a “Series D Interest Reset Period”), at a rate per annum equal to the Five-Year Treasury Rate (as defined in the Junior Subordinated Notes Indenture) as of two business days prior to the beginning of the applicable Series D Interest Reset Period plus a spread of 2.223%, with such rate per annum to be reset on each five-year anniversary of April 1, 2031; provided that the interest rate during any Series D Interest Reset Period will not reset below 5.950% per annum (which is the same interest rate as in effect from and including the original issue date to, but excluding, April 1, 2031). So long as no event of default (as defined in the prospectus supplement relating to the offering of the Series D Notes) with respect to the Series D Notes has occurred and is continuing, CenterPoint Energy may, at its option, defer interest payments on the Series D Notes, from time to time, for one or more deferral periods of up to 20 consecutive semiannual interest payment periods, except that no such optional deferral period (as defined in the prospectus supplement relating to the offering of the Series D Notes) may extend beyond the final maturity date of the Series D Notes or end on a day other than the day immediately preceding an interest payment date.

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

2026 Convertible Senior Notes. Interest on the 2026 Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024. The 2026 Convertible Notes will mature on August 15, 2026, unless earlier converted or repurchased by CenterPoint Energy in accordance with their terms.

Prior to the close of business on the business day immediately preceding May 15, 2026, the 2026 Convertible Notes are convertible only under certain conditions. On or after May 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may convert all or any portion of their 2026 Convertible Notes at any time at the conversion rate then in effect, irrespective of the conditions. CenterPoint Energy may not redeem the 2026 Convertible Notes prior to the maturity date.

Upon conversion of the 2026 Convertible Notes, CenterPoint Energy will pay cash up to the aggregate principal amount of the 2026 Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at CenterPoint Energy’s election, in respect of the remainder, if any, of CenterPoint Energy’s conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted. The conversion rate for the 2026 Convertible Notes is initially 27.1278 shares of Common Stock per $1,000 principal amount of 2026 Convertible Notes (equivalent to an initial conversion price of approximately $36.86 per share of Common Stock). The initial conversion price of the 2026 Convertible Notes represents a premium of approximately 25.0% over the last reported sale price of the Common Stock on the NYSE on August 1, 2023. Initially, a maximum of 33,909,700 shares of Common Stock may be issued upon conversion of the 2026 Convertible Notes based on the initial maximum conversion rate of 33.9097 shares of Common Stock per $1,000 principal amount of 2026 Convertible Notes. The conversion rate will be subject to adjustment in some events (as described in the 2026 Convertible Notes Indenture) but will not be adjusted for any accrued and unpaid interest.

2028 Convertible Senior Notes. Interest on the 2028 Convertible Notes is payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026. The 2028 Convertible Notes will mature on August 1, 2028, unless earlier converted or repurchased by CenterPoint Energy in accordance with their terms.

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

In addition, following certain corporate events that occur prior to the maturity date of the convertible notes, CenterPoint Energy will, in certain circumstances, increase the conversion rate for a holder of convertible notes who elects to convert its convertible notes in connection with such a corporate event. If CenterPoint Energy undergoes a fundamental change (as defined in the respective convertible notes indenture), holders of the convertible notes may require CenterPoint Energy to repurchase for cash all or any portion of their convertible notes at a fundamental change repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The convertible notes are senior unsecured obligations of CenterPoint Energy and rank senior in right of payment to any of CenterPoint Energy’s indebtedness that is expressly subordinated in right of payment to the convertible notes; equal in right of payment to any of CenterPoint Energy’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of CenterPoint Energy’s secured indebtedness it may incur in the future to the extent of the value of the assets securing such future secured indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) of CenterPoint Energy’s subsidiaries.

Debt Repurchases and Repayments. During 2025, the following debt instruments were repurchased prior to maturity or repaid at maturity:

Registrant	Repurchase/Repayment Date	Debt Instrument	Aggregate Principal	Interest Rate	Maturity Date
			(in millions)
CERC (1)	March 2025	Term Loan	$10	6.36%	2028
CERC (2)	April 2025	Senior Notes	415	4.10% - 5.40%	2033 - 2047
CERC (3)	June 2025	Term Loan	10	6.53%	2025
		Total CERC	435

Houston Electric (4)	October 2025	General Mortgage Bonds	234	4.25% - 4.50%	2044 - 2049
		Total Houston Electric	234

CenterPoint Energy (2)	April 2025	Senior Notes	634	3.70% - 5.40%	2026 - 2049
CenterPoint Energy (5)	July 2025	First Mortgage Bonds	41	3.45%	2025
CenterPoint Energy (4)	October 2025	Senior Notes	329	2.65% - 3.70%	2030 - 2049
		Total CenterPoint Energy	$1,673

(1) In March 2025, CERC, through its wholly-owned subsidiary Indiana Gas, repurchased $10 million aggregate principal amount of Indiana Gas’s 6.36% Medium Term Notes, Series F, due 2028 at a redemption price equal to 104.8% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.
(2)    In April 2025, CenterPoint Energy commenced cash tender offers for up to (i) $600 million aggregate purchase price of certain of CenterPoint Energy’s outstanding senior notes, ranging from 2.65% to 5.40%, due 2026 to 2049, and (ii)

$400 million aggregate purchase price of certain of CERC’s senior notes, ranging from 4.10% to 5.40%, due 2028 to 2047. In May 2025, CenterPoint Energy accepted for purchase and paid approximately $1 billion in connection with the settlement of the tender offers. Upon completion of the tender offers, CenterPoint Energy cancelled approximately $634 million aggregate principal amount of its senior notes and CERC Corp. cancelled approximately $415 million aggregate principal amount of its senior notes pursuant to the terms of the respective indentures governing such notes. CenterPoint Energy and CERC recognized a gain on early extinguishment of debt of approximately $36 million and $9 million, respectively, which is included in Interest expense and other finance charges on their Statements of Consolidated Income.
(3) In June 2025, CERC, through its wholly-owned subsidiary Indiana Gas, repaid at maturity $10 million aggregate principal amount of Indiana Gas’s 6.53% Medium Term Notes, Series E due 2025 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest thereon.
(4) In September 2025, CenterPoint Energy commenced cash tender offers for up to (i) $300 million aggregate purchase price of certain of CenterPoint Energy’s outstanding senior notes, ranging from 2.65% to 3.70%, due 2030 to 2049, and (ii) $200 million aggregate purchase price of certain of Houston Electric’s general mortgage bonds, ranging from 4.25% to 4.50%, due 2044 to 2049. In October 2025, CenterPoint Energy accepted for purchase and paid approximately $504 million in connection with the settlement of the tender offers. Upon completion of the tender offers, CenterPoint Energy cancelled approximately $329 million aggregate principal amount of its senior notes and Houston Electric cancelled approximately $234 million aggregate principal amount of its general mortgage bonds pursuant to the terms of the respective indentures governing such securities. CenterPoint Energy and Houston Electric recognized a gain on early extinguishment of debt of approximately $25 million and $24 million, respectively, which is included in Interest expense and other finance charges on their Statements of Consolidated Income, except to the extent it was deferred as outlined in the table below.
(5) In July 2025, CenterPoint Energy, through its wholly-owned subsidiary SIGECO, repaid at maturity $41 million aggregate principal amount of SIGECO’s outstanding 3.45% first mortgage bonds due 2025 at a redemption price equal to 100% of the principal amount of the first mortgage bonds to be redeemed plus accrued and unpaid interest thereon.

CenterPoint Energy, Houston Electric and CERC recorded the following gain (loss) on early extinguishment of debt, including make-whole premiums and recognition of deferred debt related costs, in Interest expense and other finance charges on their respective Statements of Consolidated Income unless specified otherwise for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
CenterPoint Energy (1)	$61	$—	$(11)
Houston Electric (2)	24	—	—
CERC	9	—	—

(1) The loss on early extinguishment of debt at CenterPoint Energy during 2023 was recorded as a regulatory asset.
(2) The gain on early extinguishment of debt at Houston Electric during 2025 was recorded as a reduction within Regulatory assets on its Consolidated Balance Sheet.

Securitization Bonds. As of December 31, 2025, CenterPoint Energy, Houston Electric and SIGECO had VIEs including the Bond Companies and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or system restoration property or facilitating the securitization financing of qualified costs. The Securitization Bonds issued by Transition Bond Company IV and Restoration Bond Company II are payable only through the imposition and collection of transition charges or system restoration charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges to provide recovery of authorized qualified costs. The SIGECO Securitization Bonds are payable only through the imposition of securitization charges payable by SIGECO’s retail electric customers, which are non-bypassable charges to provide recovery of the qualified costs of SIGECO authorized by the IURC order. CenterPoint Energy, Houston Electric and SIGECO have no payment obligations in respect of the Securitization Bonds issued by the Bond Companies or the SIGECO Securitization Subsidiary other than to remit the applicable transition, system restoration or securitization charges they collect as set forth in servicing agreements among Houston Electric, the Bond Companies, SIGECO, the SIGECO Securitization Subsidiary and other parties, as applicable. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition, system restoration and securitization charges securing the bonds issued by that entity. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond

Companies (including the transition, system restoration or securitization charges) or the SIGECO Securitization Subsidiary, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO.

Credit Facilities. The Registrants had the following revolving credit facilities as of December 31, 2025:

Registrant	Execution Date	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of December 31, 2025 (2)	Termination Date (5)
		(in millions)
CenterPoint Energy	December 6, 2022	$2,400	1.500%	65%	(3)	59.6%	December 6, 2028
CenterPoint Energy (4)	December 6, 2022	250	1.125%	65%		45.0%	December 6, 2028
Houston Electric	December 6, 2022	300	1.250%	67.5%	(3)	54.6%	December 6, 2028
CERC	December 6, 2022	1,050	1.125%	65%		40.8%	December 6, 2028
Total		$4,000

(1)Based on credit ratings as of December 31, 2025.
(2)As defined in the revolving credit facility agreement, excluding Securitization Bonds.
(3)For CenterPoint Energy and Houston Electric, the financial covenant limit will temporarily increase to 70% if Houston Electric experiences damage from a natural disaster in its service territory and CenterPoint Energy certifies to the administrative agent that Houston Electric has incurred system restoration costs reasonably likely to exceed $100 million in a consecutive 12-month period, all or part of which Houston Electric intends to seek to recover through securitization financing. Such temporary increase in the financial covenant would be in effect from the date CenterPoint Energy delivers its certification until the earliest to occur of (i) the completion of the securitization financing, (ii) the first anniversary of CenterPoint Energy’s certification, or (iii) the revocation of such certification.
(4)This credit facility was issued by SIGECO.
(5)On January 29, 2025, CenterPoint Energy, Houston Electric, CERC and SIGECO each entered into Extension Agreements to, among other things, extend the maturity date of the lenders’ commitments under each of their respective Credit Agreements by one year, from December 6, 2027 to December 6, 2028.

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of December 31, 2025.

For the periods presented, the Registrants had the following revolving credit facilities and utilization of such facilities:

	December 31, 2025					December 31, 2024
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$2,400	$—	$—	$420	3.78%	$2,400	$—	$—	$382	4.59%
CenterPoint Energy (2)	250	—	—	—	—%	250	—	—	—	—%
Houston Electric	300	—	—	—	—%	300	—	—	—	—%
CERC	1,050	—	—	559	3.86%	1,050	—	—	599	4.62%
Total	$4,000	$—	$—	$979		$4,000	$—	$—	$981

(1)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility.
(2)This credit facility was issued by SIGECO.

Maturities. As of December 31, 2025, maturities of long-term debt through 2030, excluding the ZENS obligation and unamortized discounts, premiums and issuance costs, were as follows:

	CenterPoint Energy (1)	Houston Electric (1)	CERC	Securitization Bonds
	(in millions)
2026	$2,417	$827	$60	$40
2027	363	323	26	37
2028	3,980	524	1,779	39
2029	911	25	30	41
2030	1,512	526	500	43

(1)These maturities include Securitization Bonds principal repayments on scheduled payment dates.

Liens. As of December 31, 2025, Houston Electric’s assets were subject to liens securing approximately $9.3 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of December 31, 2025, approximately $5.1 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of December 31, 2025, SIGECO had approximately $1.5 billion aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of December 31, 2025, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $892 million of additional first mortgage bonds could be issued on this basis.

Houston Electric and CERC participate in a money pool through which they can borrow or invest on a short-term basis. For additional information, see Note 18.

(13) Income Taxes

The components of the Registrants’ income tax expense (benefit) were as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
CenterPoint Energy
Current income tax expense (benefit):
Federal	$64	$(17)	$106
State	9	(9)	33
Total current income tax expense (benefit)	73	(26)	139
Deferred income tax expense (benefit):
Federal	174	218	119
State	(52)	3	(88)
Total deferred income tax expense	122	221	31
Total income tax expense	$195	$195	$170

	Year Ended December 31,
	2025	2024	2023
	(in millions)

Houston Electric
Current income tax expense (benefit):
Federal	$47	$62	$(26)
State	19	15	34
Total current income tax expense	66	77	8
Deferred income tax expense:
Federal	80	60	159
State	1	1	1
Total deferred income tax expense	81	61	160
Total income tax expense	$147	$138	$168

CERC
Current income tax expense (benefit):
Federal	$88	$55	$12
State	1	(6)	3
Total current income tax expense	89	49	15
Deferred income tax expense (benefit):
Federal	70	60	95
State	(62)	(5)	(136)
Total deferred income tax expense (benefit)	8	55	(41)
Total income tax expense (benefit)	$97	$104	$(26)

A reconciliation of income tax expense (benefit) using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate were as follows for the periods presented:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions, except percentages)
CenterPoint Energy (1) (2) (3) (4)
Income before income taxes	$1,247		$1,214		$1,087
Federal statutory income tax rate	262	21%	255	21%	228	21%
Increase (decrease) in tax expense resulting from:
State income tax benefit, net of federal income tax	(30)	(2)%	(8)	(1)%	(44)	(4)%
Tax credits	(5)	—%	(9)	(1)%	(6)	(1)%
Nontaxable or non-deductible items:
Goodwill	46	4%	—	—%	—	—%
Equity AFUDC	(13)	(1)%	(12)	(1)%	(13)	(1)%
Other	3	—%	(1)	—%	10	1%
Changes in unrecognized tax benefits	(8)	(1)%	3	—%	1	—%
Excess deferred income tax amortization	(63)	(5)%	(43)	(4)%	(44)	(4)%
Sale of Energy Systems Group	—	—%	—	—%	28	3%
Other, net	3	—%	10	2%	10	1%
Total	(67)	(5)%	(60)	(5)%	(58)	(5)%
Total income tax expense and effective tax rate	$195	16%	$195	16%	$170	16%
Houston Electric (5)
Income before income taxes	$725		$684		$761
Federal statutory income tax rate	152	21%	144	21%	160	21%
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	15	2%	12	2%	27	4%
Tax credits	—	—%	(3)	—%	(2)	(1)%
Nontaxable or non-deductible items:
Equity AFUDC	(6)	(1)%	(5)	(1)%	—	—%
Other	1	—%	(2)	—%	—	—%
Excess deferred income tax amortization	(17)	(2)%	(17)	(2)%	(17)	(2)%
Other, net	2	—%	9	—%	—	—%
Total	(5)	(1)%	(6)	(1)%	8	1%
Total income tax expense and effective tax rate	$147	20%	$138	20%	$168	22%
CERC (1) (6) (7) (8)
Income before income taxes	$736		$644		$486
Federal statutory income tax rate	155	21%	135	21%	102	21%
Increase (decrease) in tax expense resulting from:
State income tax benefit, net of federal income tax	(48)	(7)%	(10)	(2)%	(106)	(22)%
Tax credits	—	—%	(1)	—%	—	—%
Nontaxable or non-deductible items:
Goodwill	26	4%	—	—%	—	—%
Equity AFUDC	(3)	—%	(4)	(1)%	—	—%
Other	—	—%	(3)	—%	5	1%
Changes in unrecognized tax benefits	1	—%	1	—%	1	—%
Excess deferred income tax amortization	(36)	(5)%	(15)	(2)%	(23)	(5)%
Other, net	2	—%	1	—%	(5)	—%
Total	(58)	(8)%	(31)	(5)%	(128)	(26)%
Total income tax expense (benefit) and effective tax rate	$97	13%	$104	16%	$(26)	(5)%
(1)For all periods presented, Minnesota contributed to the majority (greater than 50%) of the tax effect.
(2)For 2025, included in the state income tax benefit above is a $74 million net benefit from the remeasurement of deferred state income taxes, resulting from apportionment changes.
(3)For 2024, included in the state income tax benefit above is a $47 million benefit from the remeasurement of deferred state income taxes, resulting from state apportionment changes and a Louisiana statutory rate change. In addition, a

$17 million valuation allowance was established against Louisiana and Mississippi NOLs, since those NOLs will not be utilized due to the Louisiana and Mississippi natural gas LDC businesses sale.
(4)For 2023, included in the state income tax benefit is a $69 million benefit for the impact of state apportionment changes that resulted in the remeasurement of state deferred taxes of the unitary group.
(5)For all periods presented, Texas contributed to 100% of the tax effect.
(6)For 2025, included in the state income tax benefit above is a $73 million net benefit from state apportionment changes, resulting in a remeasurement of state deferred taxes.
(7)For 2024, included in the state income tax benefit above is a $45 million benefit resulting from a remeasurement of state deferred taxes due to state apportionment changes and a Louisiana statutory rate change. In addition, a $17 million valuation allowance was established against Louisiana and Mississippi NOLs, since those NOLs will not be utilized due to the Louisiana and Mississippi natural gas LDC businesses sale.
(8)For 2023, included in the state income tax benefit above is a $66 million benefit for the impact of state apportionment changes that resulted in the remeasurement of state deferred taxes of the unitary group.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities were as follows for the periods presented:

	December 31, 2025	December 31, 2024
	(in millions)
CenterPoint Energy
Deferred tax assets:
Benefits and compensation	$97	$126
Regulatory liabilities	325	348
Loss and credit carryforwards	1,012	942
Asset retirement obligations	81	98
Other	235	150
Valuation allowance	(37)	(35)
Total deferred tax assets	1,713	1,629
Deferred tax liabilities:
Property, plant and equipment	4,609	4,384
Regulatory assets	734	750
Investment in ZENS and equity securities related to ZENS	950	866
Other	22	18
Total deferred tax liabilities	6,315	6,018
Net deferred tax liabilities	$4,602	$4,389
Houston Electric
Deferred tax assets:
Benefits and compensation	$6	$8
Regulatory liabilities	163	158
Loss and credit carryforwards	493	408
Asset retirement obligations	9	9
Other	20	16
Total deferred tax assets	691	599
Deferred tax liabilities:
Property, plant and equipment	2,161	1,988
Regulatory assets	139	113
Total deferred tax liabilities	2,300	2,101
Net deferred tax liabilities	$1,609	$1,502
CERC
Deferred tax assets:
Benefits and compensation	$14	$17
Regulatory liabilities	127	150
Loss and credit carryforwards	564	694
Asset retirement obligations	59	82
Other	196	122
Valuation allowance	(28)	(25)
Total deferred tax assets	932	1,040
Deferred tax liabilities:
Property, plant and equipment	1,871	1,883
Regulatory assets	467	513
Other	20	14
Total deferred tax liabilities	2,358	2,410
Net deferred tax liabilities	$1,426	$1,370

Tax Attribute Carryforwards and Valuation Allowance.  As of December 31, 2025, CenterPoint Energy had (i) federal NOL carryforwards of $3.3 billion, which have an indefinite carryforward period; (ii) federal charitable contribution carryforwards of $63 million, which expire beginning in 2028; (iii) federal corporate alternative minimum tax carryforwards of $201 million, which have an indefinite carryforward period; (iv) $2 billion of gross state NOL carryforwards, which expire beginning in 2029; and (v) $1 million of state tax credits, net of valuation allowance, which expire beginning in 2032.

CenterPoint Energy reported a valuation allowance against certain state NOL and credit carryforwards because it is more likely than not that the benefit will not be realized.

As of December 31, 2025, Houston Electric had (i) federal NOL carryforwards of $1.9 billion, which have an indefinite carryforward period; and (ii) federal corporate alternative minimum tax carryforwards of $96 million, which have an indefinite carryforward period.

As of December 31, 2025, CERC had (i) federal NOL carryforwards of $1.5 billion, which have an indefinite carryforward period; (ii) federal corporate alternative minimum tax carryforwards of $152 million, which have an indefinite carryforward period; and (iii) $927 million of gross state NOL carryforwards, which expire beginning in 2029.

A reconciliation of CenterPoint Energy’s beginning and ending balance of unrecognized tax benefits, excluding interest and penalties, are as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Balance, beginning of year	$25	$25	$26
Lapse of statute of limitations	(8)	—	(1)
Balance, end of year	$17	$25	$25

As of December 31, 2025, CenterPoint Energy reported net unrecognized tax benefits, including penalties and interest, of $24 million, which were included in Other non-current liabilities in the Consolidated Balance Sheets. Included in the balance of uncertain tax positions as of December 31, 2025 were $17 million of tax benefits that, if recognized, would affect the effective tax rate. The Registrants recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. The above table does not include $7 million of accrued penalties and interest as of December 31, 2025.

Tax Audits and Settlements. Tax years through 2022 have been audited and settled with the IRS for CenterPoint Energy. For tax years 2023, 2024 and 2025, the Registrants are participants in the IRS’s Compliance Assurance Process.

Income Taxes Payments and Refunds. For income taxes paid or refunds received for the years ended December 31, 2025, 2024 and 2023, see Note 17.

(14) Commitments and Contingencies

(a) Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. Contracts with minimum payment obligations have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Consolidated Balance Sheets as of December 31, 2025 and 2024 because these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of December 31, 2025, CenterPoint Energy and CERC had the following undiscounted minimum purchase obligations:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
2026	$689	$131	$158	$684
2027	591	157	198	587
2028	546	98	137	542
2029	526	96	8	522
2030	484	80	117	480
Thereafter	1,344	1,574	1	1,322
Total	$4,180	$2,136	$619	$4,137
(1)Primarily related to PPAs with commitments ranging from 20 years to 27 years.
(2)Primarily related to technology hardware and software agreements.

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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly-owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimated the maximum exposure under these guarantees to be approximately $434 million as of December 31, 2025 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred to be remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Consolidated Balance Sheets as of December 31, 2025 and 2024 related to its obligation under the outstanding guarantees.

(c) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to Hurricane Beryl. Various federal, state and local governmental and regulatory agencies and other entities called for or conducted inquiries and investigations into Hurricane Beryl, the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues, and the procurement of TEEEF. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations. Ongoing and future inquiries, investigations and proposed legislation regarding Hurricane Beryl could adversely affect our business, financial condition, results of operations and cash flows, including with respect to our recovery of costs incurred as a result of Hurricane Beryl or future severe weather events; the assessment of financial penalties; changes to Houston Electric’s system, service territories, operations and/or regulatory treatment; and the viability for Houston Electric to continue leasing TEEEF. Further, on January 22, 2025, a putative shareholder of CenterPoint Energy, Donel Davidson, filed a derivative petition in Harris County District Court, Texas, alleging breach of fiduciary duty and unjust enrichment on behalf of CenterPoint Energy against certain of its current and former directors and officers citing, in part, the topics of these inquiries and investigations. The action seeks to recover damages and other relief from the defendants on behalf of CenterPoint Energy. The action was removed to the Texas Business Courts, and on June 18, 2025, the parties filed an agreed upon stipulation to stay the case, which was approved by the court on June 24, 2025. As of December 31, 2025, the case remains stayed. Additionally, on February 12, 2025, a second putative shareholder of CenterPoint Energy made a demand on the Board to investigate the same basic allegations raised in the derivative petition filed by Donel Davidson.

CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, wrongful death, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. Following Hurricane Beryl, several putative class actions were filed against CenterPoint Energy and/or Houston Electric in the District Courts of Harris County, Texas, on behalf of individuals or entities who claim losses due to power outages lasting at least 48 hours as a result of Hurricane Beryl, such actions consisting of the following proposed classes: (1) all restaurants in Harris County, Galveston County, and Montgomery County; (2) all residential customers; and (3) all health, wellness, medical and beauty facilities in Harris County. These putative classes asserted claims and theories of negligence, gross negligence, nuisance, fraud, and/or violation of Houston Electric’s tariff for retail delivery service, and each seeks damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. On July 30, 2025, the plaintiffs in the putative class action on behalf of all residential customers nonsuited without prejudice all claims and causes of action. In addition, the plaintiffs in the other two putative class actions have amended their petitions to remove all class action allegations and assert claims of negligence, gross negligence, nuisance and/or intentional misconduct. One of those lawsuits is brought by approximately 220 individually named plaintiffs, and the other lawsuit includes approximately 50 individually named plaintiffs. Several individual actions have also been filed in Harris County District Courts asserting claims of negligence, negligence per se, negligent undertaking and/or gross negligence against CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric. Certain plaintiffs in these actions allege personal injury or property damage and seek damages in excess of $1 million. These cases have been transferred to the designated MDL pretrial court. CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric filed dispositive motions in the two former putative class action cases and certain of the individual actions. On December 1, 2025, the MDL pretrial court granted Houston Electric’s dispositive motion in one of the individual actions brought by a business alleging losses due to a power outage following Hurricane Beryl. On January 28, 2026, the MDL pretrial court denied dispositive motions filed by CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric in individual actions alleging personal injury or property damage. Houston Electric filed notices of appeal of these orders. The remaining dispositive motions that have been filed are set for hearing by the MDL pretrial court on February 23, 2026. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to vigorously defend themselves against the lawsuits. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, certain insurers have disputed, and more insurers may dispute, coverage for some types of claims or damages that have been or may in the future be alleged by plaintiffs. For example, CenterPoint Energy has received from two insurers denials of indemnity coverage in the cases arising out of power outages based on the failure to supply exclusion, and those insurers have also reserved their rights with respect to coverage in those actions. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the number of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. For more information regarding Hurricane Beryl, see Note 7.

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

CenterPoint Energy, Utility Holding and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of December 31, 2025, there were approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 150 of those lawsuits. The plaintiffs in the lawsuits asserted negligence, gross negligence and nuisance causes of action, among others, against CenterPoint Energy, Utility Holding and Houston Electric. Following the filing of dispositive motions under Rule 91a of the Texas Rules of Civil Procedure in five representative or “bellwether” cases in the MDL proceeding and related mandamus proceedings in the court of appeals and the Supreme Court of Texas, the plaintiffs’ claims against CenterPoint Energy and Houston Electric have been dismissed with the exception of the plaintiffs’ gross negligence claims. With respect to the plaintiffs’ gross negligence claims, the Supreme Court of Texas concluded that the plaintiffs should be given the opportunity to replead those claims. Following issuance of the decision of the Supreme Court of Texas on September 11, 2025, the MDL judge issued an order with a January 9, 2026 deadline for the plaintiffs to replead their gross negligence claims and a schedule for the TDUs to file certain dispositive motions in response. As of the date of filing this Form 10-K, most of the plaintiffs have filed amended petitions. The claims against Utility Holding have been dismissed in light of the judge’s initial rulings on the Rule 91a dispositive motions. The TDUs (including Houston Electric) also filed a motion to dismiss under Chapter 150 of the Texas Civil Practice and Remedies Code in one of the bellwether cases and argued that all of plaintiffs’ claims should be dismissed because the plaintiffs did not include a sufficient certificate of merit by a qualified engineer with their petition, as required by Texas law. On November 13, 2024, the MDL judge granted the TDUs’ motion to dismiss under Chapter 150, and on December 3, 2024, the plaintiffs filed a notice of appeal of that ruling. Briefing in this appellate proceeding is complete. Aside from the filing of amended pleadings and certain dispositive motions in response, all litigation otherwise remains stayed in the MDL. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the remaining claims.

In February 2023, multiple lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as a defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CenterPoint Energy Services, Inc.). There are two main remaining lawsuits—one filed in Harris County and one in Tom Green County—which were brought by an entity that purports to be an assignee of the claims of tens of thousands of persons and entities. These suits generally allege that the defendants engaged in gas market manipulation, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event. Plaintiffs allege that this manipulation impacted gas supply and prices and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, consequential economic, and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. All of these lawsuits have been transferred to the existing MDL proceeding referenced above. These gas market cases are in addition to the 220 cases noted above regarding electric market issues.

CERC has vigorously defended itself against the claims raised in the gas market cases. On February 2, 2024, CERC filed pleas to the jurisdiction in the three cases in which it was served on February 2, 2024 and again on May 17, 2024; CERC also partially joined the other defendants’ motions to dismiss and additional pleas to the jurisdiction. On November 7, 2024 and November 11, 2024, the MDL judge granted defendants’ motion to dismiss and CERC’s plea to the jurisdiction in all three cases. As a result of these rulings, all claims against CERC were dismissed with prejudice. Plaintiffs have appealed these rulings, and the appeals have been assigned to the Court of Appeals for the First District of Texas. One of the three cases against CERC was a putative class action, but that case has been dismissed. On January 17, 2025, the plaintiffs in the putative class action case filed an unopposed motion to dismiss their appeal, which the Court of Appeals granted on February 4, 2025. CERC is still a defendant in two remaining cases. The parties have completed their briefing for the Court of Appeals for the First District of Texas and await a ruling.

To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the number of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. As CenterPoint Energy previously noted, given the nature of certain of the plaintiffs’ allegations, insurance coverage may not be available other than for third party bodily injury and property damage claims caused by an accident, and one of CenterPoint Energy’s insurers has reserved its rights with respect to coverage for plaintiffs’ claims in the gas market cases. CenterPoint Energy and its subsidiaries intend to continue to pursue all available insurance coverage for all of these matters.

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in the oilfield at issue in the case from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the federal courts’ consideration of various motions to remand and multiple appeals of remand orders. Several cases involving other parishes were remanded to Louisiana state court. To date, two of the 42 suits have substantially progressed in state court. The first case, Cameron Parish v. Auster Oil & Gas, Inc., et al., settled shortly before trial on confidential terms. The second case, Plaquemines Parish v. Rozel Operating Co., et al., was tried against one defendant, Chevron Corporation, and on April 4, 2025, the jury returned a verdict of $744.6 million. Before final judgment was entered, the Rozel case was stayed until the United States Supreme Court rules on the merits of a jurisdictional issue in a related case that does not include Primary Fuels, Inc. As of December 31, 2025, the federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants. The timing of further progress in the Jefferson Parish case is uncertain and dependent in part on the court’s ruling on the motion to remand and further developments in other related cases.

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

	December 31, 2025
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$13	$11
Minimum estimated remediation costs	9	7
Maximum estimated remediation costs	48	41
Minimum years of remediation	5	5
Maximum years of remediation	50	50

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

CCR Rule (CenterPoint Energy). In April 2015, the EPA finalized the CCR Rule. The final rule allows beneficial reuse of ash, and a portion of the ash generated by Indiana Electric’s generating plants will continue to be reused.

Indiana Electric historically operated three ash ponds, two at the F.B. Culley facility (Culley East and Culley West) and one at the A.B. Brown facility. Under the CCR Rule, Indiana Electric is required to perform integrity assessments, including ground water monitoring, at its F.B. Culley and A.B. Brown generating stations. Pursuant to the CCR Rule, both the Culley East and A.B. Brown facilities were taken out of service in a timely manner per the commitments made to the EPA in the extension requests filed for both ponds. On April 24, 2019, Indiana Electric received an order from the IURC approving recovery in rates of costs associated with the closure of the Culley West pond, which has already completed closure activities. On August 14, 2019, Indiana Electric filed its petition with the IURC for recovery of costs associated with the closure of the A.B. Brown ash pond, which would include costs associated with the excavation and recycling of ponded ash. This petition was subsequently approved by the IURC on May 13, 2020. On October 28, 2020, the IURC approved Indiana Electric’s ECA proceeding, which included the initiation of recovery of the federally mandated project costs.

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

As of December 31, 2025, CenterPoint Energy had recorded an approximate $175 million ARO, which represents the discounted value of future cash flow estimates to close the ponds at A.B. Brown and F.B. Culley. This estimate is subject to change due to the contractual arrangements; continued assessments of the ash, closure methods, and the timing of closure; implications of Indiana Electric’s generation transition plan; changing environmental regulations; and proceeds received from the settlements in a previously settled insurance proceedings. In addition to these AROs, Indiana Electric also anticipates equipment purchases of between $60 million and $80 million to complete the A.B. Brown closure project.

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

Clean Water Act Permitting and Power Plant Discharges. In 2015, the EPA finalized revisions to the existing steam electric wastewater discharge standards which set more stringent wastewater discharge limits and effectively prohibited further wet disposal of coal ash in ash ponds. In February 2019, the IURC approved Indiana Electric’s Effluent Limitation Guidelines Compliance Plan for its F.B. Culley Generating Station, which was completed in compliance with the requirements of the Effluent Limitation Guidelines. On April 25, 2024, the EPA released its final Supplemental Effluent Limitation Guidelines and Standards for the Steam Electric Generating Point Source Category. On December 31, 2025, the EPA published a final rule extending various deadlines and other provisions of the 2024 Supplemental Effluent Limitation Guidelines. The Registrants currently anticipate that they will be in compliance with the Supplemental Effluent Limitation Guidelines at the Culley facility due to previous wastewater treatment upgrades.

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

Until settlement of the equity forwards executed in April 2025 and May 2025 as further described in Note 11, dilutive earnings per common share reflects the dilutive impact of potential issuances of shares of Common Stock associated with the outstanding equity forwards. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of Common Stock is higher than the forward sales price at the end of the reporting period.

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

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share and share amounts)
Numerator:
Net income	$1,052	$1,019	$917
Less: Preferred stock dividend requirement	—	—	50
Income available to common shareholders - basic and diluted	$1,052	$1,019	$867
Denominator:
Weighted average common shares outstanding - basic	652,671,000	643,163,000	630,947,000
Plus:
Restricted stock	1,938,000	974,000	2,232,000
Equity forwards	1,000,000	—	—
Convertible notes (1)	41,000	—	—
Weighted average common shares outstanding - diluted	655,650,000	644,137,000	633,179,000

Earnings per Common Share:
Basic	$1.61	$1.58	$1.37
Diluted	$1.60	$1.58	$1.37
(1) Related to the 2026 Convertible Notes.

(16) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which its CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

As of December 31, 2025, reportable segments by Registrant and information about each Registrant’s CODM were as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consisted of (i) electric transmission and distribution services in the Texas Gulf Coast area in the ERCOT region; (ii) electric transmission and distribution services primarily to southwestern Indiana, and (iii) power generation and wholesale power operations in the MISO region.

•CenterPoint Energy’s Natural Gas reportable segment following the closing of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025 consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial and industrial customers in Indiana, Minnesota, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4 to the consolidated financial statements.

•CenterPoint Energy’s Corporate and Other reportable segment consisted of energy performance contracting and sustainable infrastructure services by Energy Systems Group through June 30, 2023, the date of the sale of Energy Systems Group, and corporate support operations that support all of CenterPoint Energy’s business operations. CenterPoint Energy’s Corporate and Other also includes office buildings and other real estate used for business operations.

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

CERC

•CERC’s single reportable segment following the closing of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025 consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, and industrial customers in Indiana, Minnesota, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 4 to the consolidated financial statements.

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

Financial data for reportable segments is as follows for the periods presented:

CenterPoint Energy

	Year Ended December 31, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$4,866	$4,483	$8	$9,357	$—	$9,357
Intersegment revenues	—	3	—	3	(3)	—
Utility natural gas, fuel and purchased power	270	1,846	—	2,116	(3)	2,113
Non-utility cost of revenues, including natural gas	—	4	—	4	—	4
Operation and maintenance expenses	2,084	931	9	3,024	—	3,024
Depreciation and amortization	946	563	21	1,530	—	1,530
Taxes other than income taxes	321	245	10	576	—	576
Interest expense and other finance charges	445	208	282	935	(32)	903
Interest income (1)	(15)	(11)	(17)	(43)	32	(11)
Other expense (income), net (2)	(62)	33	—	(29)	—	(29)
Income tax expense (benefit)	172	97	(74)	195	—	195
Net income (loss)	$705	$570	$(223)	$1,052	$—	$1,052

	Year Ended December 31, 2024
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$4,590	$4,048	$5	$8,643	$—	$8,643
Intersegment revenues	—	2	—	2	(2)	—
Utility natural gas, fuel and purchased power	198	1,520	(1)	1,717	(2)	1,715
Non-utility cost of revenues, including natural gas	—	3	—	3	—	3
Operation and maintenance expenses	2,072	881	(4)	2,949	—	2,949
Depreciation and amortization	877	542	20	1,439	—	1,439
Taxes other than income taxes	304	237	6	547	—	547
Interest expense and other finance charges	372	207	286	865	(27)	838
Interest income (1)	(18)	(2)	(14)	(34)	27	(7)
Other income, net (2)	(43)	(12)	—	(55)	—	(55)
Income tax expense (benefit)	157	108	(70)	195	—	195
Net income (loss)	$671	$566	$(218)	$1,019	$—	$1,019

	Year Ended December 31, 2023
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$4,290	$4,276	$130	$8,696	$—	$8,696
Intersegment revenues	—	3	—	3	(3)	—
Utility natural gas, fuel and purchased power	176	1,888	—	2,064	(3)	2,061
Non-utility cost of revenues, including natural gas	—	3	96	99	—	99
Operation and maintenance expenses	1,880	949	21	2,850	—	2,850
Depreciation and amortization	872	513	16	1,401	—	1,401
Taxes other than income taxes	272	245	8	525	—	525
Interest expense and other finance charges	303	188	264	755	(54)	701
Interest income (1)	(19)	(10)	(34)	(63)	54	(9)
Other expense (income), net (2)	(37)	(5)	23	(19)	—	(19)
Income tax expense (benefit)	$189	$(25)	$6	$170	$—	$170
Net income (loss)	$654	$533	$(270)	$917	$—	$917
(1) Interest income from Securitization Bonds of $1 million, $3 million, and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in Other income (expense), net on CenterPoint Energy’s Statements of Consolidated Income.
(2) Other income (expense), net primarily includes AFUDC equity, non-service cost for pension and postretirement benefits, Gain (loss) on equity securities, Gain (loss) on indexed debt securities and Gain (loss) on sale.

	Total Assets		Expenditures for Long-lived Assets
	As of December 31,		Year Ended December 31,
	2025	2024	2025	2024	2023
	(in millions)
Electric	$26,649	$23,936	$3,683	$3,099	$2,660
Natural Gas	18,405	18,583	1,657	1,524	1,697
Corporate and Other, net of eliminations (1)	1,480	1,249	65	26	13
Consolidated	$46,534	$43,768	$5,405	$4,649	$4,370

(1)Total assets included pension and other postemployment-related regulatory assets of $383 million and $384 million as of December 31, 2025 and 2024, respectively.

Houston Electric

Houston Electric consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see Houston Electric’s Statements of Consolidated Income. For financial data related to segment total assets, see Houston Electric’s Consolidated Balance Sheets. Financial data related to interest income and expenditures for long-lived assets is as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Interest income (1)	$13	$16	$14
Expenditures for long-lived assets	2,918	2,738	2,309

(1)Reflected in Other income (expense), net on Houston Electric’s Statements of Consolidated Income.

CERC

CERC consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see CERC’s Statements of Consolidated Income. For financial data related to segment total assets, see CERC’s Consolidated Balance Sheets. Financial data related to interest income and expenditures for long-lived assets is as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Interest income (1)	$10	$2	$10
Expenditures for long-lived assets	1,581	1,485	1,568

(1)Reflected in Other income (expense), net on CERC’s Statements of Consolidated Income.

Major Customers (Houston Electric)

Houston Electric’s revenues from major external customers are as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Affiliates of NRG	$1,229	$1,169	$1,106
Affiliates of Vistra Energy Corp.	693	605	539

Revenues by Products and Services

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Electric delivery	$4,109	$4,084	$—	$3,963	$3,939	$—	$3,701	$3,677	$—
Retail electric sales	736	—	—	622	—	—	569	—	—
Wholesale electric sales	19	—	—	4	—	—	20	—	—
Retail gas sales	4,266	—	4,126	3,837	—	3,716	4,078	—	3,951
Gas transportation	11	—	11	11	—	11	11	—	11
Energy products and services	216	—	207	206	—	198	317	—	187
Total	$9,357	$4,084	$4,344	$8,643	$3,939	$3,925	$8,696	$3,677	$4,149

(17) Supplemental Disclosure of Cash Flow and Balance Sheet Information

Supplemental Disclosure of Cash Flow Information

The tables below provide supplemental disclosure of cash flow information for the periods presented:

	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash Payments (Refunds):
Interest, net of capitalized interest	$983	$392	$233	$805	$321	$190	$664	$287	$175
Income taxes
Federal income taxes	$(1)	$—	$—	$(5)	$—	$—	$196	$12	$113
State income taxes
Indiana	(11)	—	—	—	—	—	—	—	—
Louisiana	(10)	—	—	(10)	—	1	—	—	—
New Mexico	—	—	—	(2)	—	—	—	—	—
Texas	8	18	2	10	26	2	15	—	—
Minnesota	(4)	—	(5)	—	—	—	—	—	—
Other states	(3)	—	(1)	(2)	—	—	4	—	2
Total income tax payments (refunds), net (1)	$(21)	$18	$(4)	$(9)	$26	$3	$215	$12	$115
Non-cash transactions:
Accounts payable related to capital expenditures	$492	$367	$126	$467	$381	$103	$246	$166	$74
ROU assets obtained in exchange for lease liabilities (2)	$36	$2	$(1)	$18	$—	$13	$3	1	$—
(1) CenterPoint Energy’s $215 million income tax payments in 2023 were attributable to recovery of extraordinary gas costs incurred in the February 2021 Winter Storm through the Railroad Commission ordered securitization.
(2) Excludes ROU assets obtained through prepayment of the lease liabilities; see Note 19 for additional detail on ROU assets as of the periods presented. Amounts presented for CenterPoint Energy and CERC include ROU assets and lease liabilities derecognized as part of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025; see Note 4 for additional detail on the transaction.

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the amount reported in the Statements of Consolidated Cash Flows for the periods presented:

	December 31, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$38	$25	$—	$24	$14	$2
Restricted cash included in Prepaid expenses and other current assets (2)	11	4	—	6	—	—
Total cash, cash equivalents and restricted cash shown in Statements of Consolidated Cash Flows	$49	$29	$—	$30	$14	$2
(1)Cash and cash equivalents related to VIEs as of December 31, 2025 and 2024 included $34 million and $21 million, respectively, at CenterPoint Energy and $25 million and $14 million, respectively, at Houston Electric.
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

Supplemental Disclosure of Balance Sheet Information

Included in other current liabilities on Houston Electric’s Consolidated Balance Sheets as of December 31, 2025 and 2024 was $119 million and $85 million, respectively, of builder deposits. Included in other current liabilities on CERC’s Consolidated Balance Sheets as of December 31, 2025 and 2024 was $80 million and $98 million, respectively, of credits related to customers on budget billing programs.

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

The table below summarizes CenterPoint Energy money pool activity as of the dates presented:

	December 31, 2025		December 31, 2024
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$(54)	$(291)	$368	$—
Weighted average interest rate	3.83%	3.83%	4.65%	—%

(1)Included in Accounts and notes payable–affiliated companies in Houston Electric’s and CERC’s respective Consolidated Balance Sheets as of December 31, 2025 and Accounts and notes receivable–affiliated companies in Houston Electric’s Consolidated Balance Sheets as of December 31, 2024, as applicable.

Houston Electric and CERC affiliate-related transactions were as follows for the periods presented:

	Year Ended December 31,
	2025		2024		2023
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income, net (1)	$1	$7	$9	$2	$2	$10

(1)Interest income is included in Other, net on Houston Electric’s and CERC’s respective Statements of Consolidated Income.

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

The table below presents amounts charged for these services, which are included primarily in Operation and maintenance expenses on Houston Electric’s and CERC’s respective Statements of Consolidated Income, for the periods presented:

	Year Ended December 31,
	2025		2024		2023
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$201	$228	$173	$213	$173	$236
Affiliate service charges (billings), net	(4)	4	(5)	5	(10)	10

(19) Leases

In 2021, Houston Electric entered into a temporary short-term lease and long-term leases for TEEEF. The short-term lease agreement expired on December 31, 2022. Effective January 1, 2023, all TEEEF assets were leased under the long-term lease agreement. Expenses associated with the short-term lease, including carrying costs, are deferred to a regulatory asset and totaled $78 million and $89 million as of December 31, 2025 and 2024, respectively.

The long-term lease agreement includes up to 519 MW of TEEEF, all of which was delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all TEEEF leases. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of December 31, 2025 and 2024 and relates to removal costs that will be incurred at the end of the lease term. As of December 31, 2025, Houston Electric had secured a first lien on all the assets leased under the prepayment agreement. For TEEEF units included within the rate-regulated utilities, expenses associated with the long-term lease, including variable costs associated with the operation and maintenance of the TEEEF assets, depreciation expense on the right of use asset and carrying costs, are deferred to a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $123 million and $158 million as of December 31, 2025 and 2024, respectively. For further discussion of the regulatory impacts, see Note 7.

The components of lease cost, included in Operation and maintenance expense on the Registrants’ respective Statements of Consolidated Income, are as follows for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease cost	$8	$3	$2	$6	$3	$2	$6	$3	$2
Short-term lease cost	26	25	—	12	11	—	31	30	—
Total lease cost (1)	$34	$28	$2	$18	$14	$2	$37	$33	$2

(1) For TEEEF units included within the rate-regulated utilities, CenterPoint Energy and Houston Electric defer finance lease costs for TEEEF to Regulatory assets for recovery rather than to Depreciation and amortization in the Statements of Consolidated Income. For the year ended December 31, 2025, CenterPoint Energy and Houston Electric recognized $59 million of finance lease cost within Depreciation and amortization in the Statements of Consolidated Income, which represents the period of time certain TEEEF units were not eligible for regulatory deferral.

The components of lease income were as follows for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating lease income	$9	$—	$6	$7	$—	$5	$6	$1	$4
Variable lease income	1	—	—	1	—	—	2	—	—
Total lease income	$10	$—	$6	$8	$—	$5	$8	$1	$4

Supplemental balance sheet information related to leases was as follows as of the dates presented:

	December 31, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Assets:
Operating ROU assets (1)	$61	$5	$14	$27	$5	$15
Finance ROU assets (2)	335	335	—	430	430	—
Total leased assets	$396	$340	$14	$457	$435	$15
Liabilities:
Current operating lease liability (3)	$5	$2	$—	$3	$1	$1
Non-current operating lease liability (4)	57	2	14	25	3	14
Total leased liabilities (5)	$62	$4	$14	$28	$4	$15

(1)Included in Other assets in the Registrants’ respective Consolidated Balance Sheets, net of accumulated amortization.
(2)Included in Property, Plant and Equipment in the Registrants’ respective Consolidated Balance Sheets, net of accumulated amortization.
(3)Included in Other current liabilities in the Registrants’ respective Consolidated Balance Sheets.
(4)Included in Other non-current liabilities in the Registrants’ respective Consolidated Balance Sheets.
(5)Finance lease liabilities were not material as of December 31, 2025 or 2024.

As of the dates presented, the weighted-average remaining lease term and weighted-average discount rate for the Registrants’ finance and operating leases were as follows:

	December 31, 2025			December 31, 2024
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
Weighted-average remaining lease term (in years) - operating leases	27.2	7.3	20.9	17.7	2.9	20.6
Weighted-average discount rate - operating leases	5.47%	4.65%	5.09%	4.92%	4.11%	5.03%
Weighted-average remaining lease term (in years) - finance leases	3.5	3.5	—	4.5	4.5	—
Weighted-average discount rate - finance leases	3.60%	3.60%	—	3.60%	3.60%	—

As of December 31, 2025, finance lease liabilities were not significant to the Registrants. As of December 31, 2025, maturities of operating lease liabilities were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2026	$6	$2	$1
2027	5	1	1
2028	4	—	1
2029	4	—	1
2030	3	—	1
Thereafter	108	2	19
Total lease payments	130	5	24
Less: Interest	68	1	10
Present value of lease liabilities	$62	$4	$14

As of December 31, 2025, future minimum finance lease payments to be received were not significant to the Registrants. As of December 31, 2025, maturities of undiscounted operating lease payments to be received were as follows:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
2026	$9	$—	$6
2027	9	—	7
2028	4	—	2
2029	1	—	—
2030	1	—	—
Thereafter	3	—	—
Total lease payments to be received	$27	$—	$15

Other information related to leases is as follows for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Operating cash flows from operating leases included in the measurement of lease liabilities	$6	$2	$1	$5	$2	$2	$5	$2	$2

See Note 17 for information on ROU assets obtained in exchange for operating lease liabilities.

(20) Subsequent Events

CERC Term Loan

In January 2026, CERC Corp. entered into a delayed draw term loan agreement pursuant to which the banks party thereto have committed to provide term loans in an aggregate principal amount of up to $800 million by March 30, 2026 in up to three separate borrowings, subject to the satisfaction or waiver of certain customary conditions. If not fully utilized, the term loan commitments expire on March 31, 2026. The maturity date of the term loan is July 16, 2027. The borrowings under the term loan agreement bear interest at CERC’s option, at a rate per annum equal to either (i) Term SOFR (as defined in the term loan agreement), plus a margin of 0.85%, or (ii) the Alternate Base Rate (as defined in the term loan agreement). CERC Corp. borrowed $500 million on January 20, 2026, and expects to borrow the remaining $300 million during the first quarter of 2026. CERC intends to use the proceeds thereof for general corporate purposes.

CERC Prepayment Notice

On February 11, 2026, CERC Corp. commenced sending out notices of full prepayment relating to (i) $10 million aggregate principal amount of its 4.25% Senior Notes, Series B, due June 5, 2043, (ii) $40 million aggregate principal amount of its 4.36% Senior Notes, Series B, due December 15, 2045, (iii) $35 million aggregate principal amount of its 5.99% Senior Notes, Series C, due November 30, 2041, (iv) $60 million aggregate principal amount of its 5.02% Senior Notes, Series B, due November 30, 2026 and (v) $100 million aggregate principal amount of its 5.00% Senior Notes due February 3, 2042, pursuant to Note Purchase Agreements, each dated as of May 27, 2022, by and among CERC Corp. and the purchasers party thereto. Such notes are expected to be prepaid on March 27, 2026 at 100% of the principal amount plus accrued and unpaid interest and a Make-Whole Amount (as defined in the respective Note Purchase Agreements).

Series 2026-A Senior Secured System Restoration Bonds (Houston Electric)

On February 18, 2026, Houston Electric and Restoration Bond Company III entered into an underwriting agreement with respect to the purchase and sale of up to approximately $1.193 billion aggregate principal amount of Restoration Bond Company III’s Series 2026‑A Senior Secured System Restoration Bonds. Subject to the satisfaction of customary closing conditions, Restoration Bond Company III expects to issue the Series 2026-A Senior Secured System Restoration Bonds on February 26, 2026 in three tranches with initial principal amounts of $298,370,000, $397,825,000 and $497,279,000, interest rates of 3.899%, 4.480% and 4.864% and final maturity dates of December 2031, June 2036 and December 2040, respectively. Restoration Bond Company III intends to use the net proceeds from the issuance of the Series 2026-A Senior Secured System Restoration Bonds to purchase the system restoration property from Houston Electric.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Disclosure Controls And Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of December 31, 2025 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Registrants’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Registrants’ principal executive and principal financial officers and effected by the Board, as well as the Registrants’ management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of the Registrants’ management, including their respective principal executive officers and principal financial officers, the Registrants conducted an evaluation of the effectiveness of their internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Registrants’ evaluation under the framework in Internal Control — Integrated Framework (2013), the Registrants’ management has concluded, in each case, that their internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, CenterPoint Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of CenterPoint Energy’s internal control over financial reporting as of December 31, 2025 which is set forth below. This report is not applicable to Houston Electric or CERC as they are not accelerated or large accelerated filers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CenterPoint Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CenterPoint Energy, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2026

Item 9B.Other Information

None.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

For CenterPoint Energy, the information called for by Item 10, to the extent not set forth in “Information About Our Executive Officers” in Item 1 of Part I of this report, will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2026 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 11.Executive Compensation

For CenterPoint Energy, the information called for by Item 11 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2026 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For CenterPoint Energy, the information called for by Item 12 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2026 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 13.Certain Relationships and Related Transactions, and Director Independence

For CenterPoint Energy, the information called for by Item 13 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2026 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

For Houston Electric and CERC, the information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 14.Principal Accounting Fees and Services

For CenterPoint Energy, the information called for by Item 14 will be set forth in the definitive proxy statement relating to CenterPoint Energy’s 2026 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Aggregate fees billed to Houston Electric and CERC during the periods presented by their principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2025		2024
	Houston Electric	CERC	Houston Electric	CERC
Audit fees (1)	$2,443,540	$3,829,800	$948,480	$1,337,600
Audit-related fees (2)	1,412,641	284,500	1,088,145	449,000
Total audit and audit-related fees	3,856,181	4,114,300	2,036,625	1,786,600
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total fees	$3,856,181	$4,114,300	$2,036,625	$1,786,600

(1)For 2025 and 2024, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.
(2)For 2025 and 2024, amounts include fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

Each of Houston Electric and CERC is not required to have, and does not have, an audit committee.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2025

The following schedules are omitted by the Registrants because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, II, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 186, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

Item 16. Form 10-K Summary

None.

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2025

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2(a)	—	Asset Purchase Agreement by and between CenterPoint Energy Resources Corp. and Southern Col Midco, LLC, dated as of April 29, 2021	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	2.4	X		X
2(b)	—	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	X		X
2(c)	—	Securities Purchase Agreement, dated October 20, 2025, by and between CenterPoint Energy Resources Corp. and National Fuel Gas Company	CenterPoint Energy’s Form 8-K dated October 20, 2025	1-31447	2.1	X		X
3(a)	—	Restated Articles of Incorporation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated July 24, 2008	1-31447	3.2	X
3(b)	—	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		X
3(c)	—	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			X
3(d)	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			X
3(e)	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3(f)	—	Fifth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 26, 2025	1-31447	3.1	X
3(g)	—	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		X
3(h)	—	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			X
3(i)	—	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	X
4(a)	—	Form of CenterPoint Energy Stock Certificate	CenterPoint Energy’s Registration Statement on Form S-4	333-69502	4.1	X
4(b)(1)	—	Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (HL&P) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto	HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)	X	X
4(b)(2)	—	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(b)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)	X	X
4(b)(3)	—	Fifty-First Supplemental Indenture to Exhibit 4(b)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)	X	X
4(b)(4)	—	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(b)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4	X	X
4(b)(5)	—	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(b)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4	X	X
4(b)(6)	—	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(b)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4	X	X
4(b)(7)	—	Sixtieth Supplemental Indenture to Exhibit 4(b)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(b)(8)	—	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(b)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)	X	X
4(b)(9)	—	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(b)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)	X	X
4(c)(1)	—	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)	X	X
4(c)(2)	—	Third Supplemental Indenture to Exhibit 4(c)(1), dated as of October 10, 2002	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(4)	X	X
4(c)(3)	—	Officer’s Certificates dated October 10, 2002 setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(10)	X	X
4(c)(4)	—	Ninth Supplemental Indenture to Exhibit 4(c)(1), dated as of November 12, 2002	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)	X	X
4(c)(5)	—	Tenth Supplemental Indenture to Exhibit 4(c)(1), dated as of March 18, 2003	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.1	X	X
4(c)(6)	—	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 8-K dated March 13, 2003	1-31447	4.2	X	X
4(c)(7)	—	Twentieth Supplemental Indenture to Exhibit 4(c)(1), dated as of December 9, 2008	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2	X	X
4(c)(8)	—	Twenty-Second Supplemental Indenture to Exhibit 4(c)(1) dated as of August 10, 2012	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(33)	X	X
4(c)(9)	—	Officer’s Certificate, dated August 10, 2012 setting forth the form, terms and provisions of the Twenty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2012	1-31447	4(e)(34)	X	X
4(c)(10)	—	Twenty-Third Supplemental Indenture to Exhibit 4(c)(1) dated as of March 17, 2014	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.10	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(c)(11)	—	Officer’s Certificate, dated as of March 17, 2014, setting forth the form, terms and provisions of the Twenty-Third Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2014	1-31447	4.11	X	X
4(c)(12)	—	Twenty-Fifth Supplemental Indenture to Exhibit 4(c)(1) dated as of August 11, 2016	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.5	X	X
4(c)(13)	—	Officer’s Certificate, dated as of August 11, 2016, setting forth the form, terms and provisions of the Twenty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2016	1-31447	4.6	X	X
4(c)(14)	—	Twenty-Sixth Supplemental Indenture to Exhibit 4(c)(1) dated as of January 12, 2017	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(41)	X	X
4(c)(15)	—	Officer’s Certificate, dated as of January 12, 2017, setting forth the form, terms and provisions of the Twenty-Seventh Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2016	1-31447	4(e)(42)	X	X
4(c)(16)	—	Twenty-Seventh Supplemental Indenture to Exhibit 4(c)(1) dated as of February 28, 2018	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	4.9	X	X
4(c)(17)	—	Officer’s Certificate, dated as of February 28, 2018, setting forth the form, terms and provisions of the Twenty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	4.10	X	X
4(c)(18)	—	Twenty-Eighth Supplemental Indenture to Exhibit 4(c)(1) dated as of January 15, 2019	Houston Electric’s Form 8-K dated January 10, 2019	1-3187	4.4	X	X
4(c)(19)	—	Officer’s Certificate, dated as of January 15, 2019, setting forth the form, terms and provisions of the Twenty-Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2018	1-31447	4(h)(24)	X	X
4(c)(20)	—	Twenty-Ninth Supplemental Indenture to Exhibit 4(c)(1) dated as of June 5, 2020	Houston Electric’s Form 8-K dated June 2, 2020	1-3187	4.4	X	X
4(c)(21)	—	Officer’s Certificate, dated as of June 5, 2020, setting forth the form, terms and provisions of the Thirtieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2020	1-31447	4.26	X	X
4(c)(22)	—	Thirtieth Supplemental Indenture to Exhibit 4(c)(1), dated as of March 11, 2021	Houston Electric’s Form 8-K dated March 8, 2021	1-3187	4.4	X	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(c)(23)	—	Officer’s Certificate, dated as of March 11, 2021, setting forth the form, terms and provisions of the Thirty-First and Thirty-Second Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2021	1-31447	4.22	X	X
4(c)(24)	—	Thirty-First Supplemental Indenture to Exhibit 4(c)(1), dated as of February 28, 2022	Houston Electric’s Form 8-K dated February 23, 2022	1-3187	4.4		X
4(c)(25)	—	Officer’s Certificate, dated as of February 28, 2022, setting forth the form, terms and provisions of the Thirty-Third and Thirty-Fourth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2022	1-31447	4.11		X
4(c)(26)	—	Thirty-Second Supplemental Indenture to Exhibit 4(c)(1), dated as of September 15, 2022	Houston Electric’s Form 8-K dated September 12, 2022	1-3187	4.4		X
4(c)(27)	—	Officer’s Certificate, dated September 15, 2022, setting forth the form, terms and provisions of the Thirty-Fifth and Thirty-Sixth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2022	1-31447	4.7		X
4(c)(28)	—	Thirty-Third Supplemental Indenture to Exhibit 4(c)(1), dated as of March 23, 2023	Houston Electric’s Form 8-K dated March 20, 2023	1-3187	4.4		X
4(c)(29)	—	Officer’s Certificate, dated March 23, 2023, setting forth the form, terms and provisions of the Thirty-Seventh and Thirty-Eighth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2023	1-31447	4.11		X
4(c)(30)	—	Thirty-Fourth Supplemental Indenture to Exhibit 4(c)(1), dated as of September 18, 2023	Houston Electric’s Form 8-K dated September 13, 2023	1-3187	4.4		X
4(c)(31)	—	Officer’s Certificate, dated September 18, 2023, setting forth the form, terms and provisions of the Thirty-Ninth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2023	1-31447	4.9		X
4(c)(32)	—	Thirty-Fifth Supplemental Indenture to Exhibit 4(c)(1), dated as of February 29, 2024	Houston Electric’s Form 8-K dated February 26, 2024	1-3187	4.4		X
4(c)(33)	—	Officer’s Certificate, dated as of February 29, 2024, setting forth the form, terms and provisions of the Fortieth Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2024	1-31447	4.6		X
4(c)(34)	—	Thirty-Sixth Supplemental Indenture to Exhibit 4(c)(1), dated as of November 4, 2024	Houston Electric’s Form 8-K dated October 31, 2024	1-3187	4.4		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(c)(35)	—	Officer’s Certificate, dated as of November 4, 2024, setting forth the form, terms and provisions of the Forty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2024	1-3187	4(c)(35)		X
4(c)(36)	—	Thirty-Seventh Supplemental Indenture to Exhibit 4(c)(1), dated as of February 27, 2025	Houston Electric’s Form 8-K dated February 26, 2025	1-3187	4.4		X
4(c)(37)	—	Officer’s Certificate, dated as of February 27, 2025	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2025	1-3187	4.5		X
4(c)(38)	—	Thirty-Eighth Supplemental Indenture to Exhibit 4(c)(1), dated as of August 7, 2025	Houston Electric’s Form 8-K dated August 5, 2025	1-3187	4.4		X
4(c)(39)	—	Officer’s Certificate, dated as of August 7, 2025	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2025	1-3187	4.11		X
4(d)(1)	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. (RERC Corp.) and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1	X		X
4(d)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(d)(1), dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)	X		X
4(d)(3)	—	Supplemental Indenture No. 12 to Exhibit 4(d)(1) dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9	X		X
4(d)(4)	—	Supplemental Indenture No. 14 to Exhibit 4(d)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CenterPoint Energy’s Form 10-K for the year ended December 31, 2010	1-31447	4(f)(15)	X		X
4(d)(5)	—	Supplemental Indenture No. 16 to Exhibit 4(d)(1) dated as of August 23, 2017, providing for the issuance of CERC Corp.’s 4.10% Senior Notes due 2047	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2017	1-31447	4.11	X		X
4(d)(6)	—	Supplemental Indenture No. 17 to Exhibit 4(d)(1) dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028	CERC’s Form 10-Q for the quarter ended March 31, 2018	1-13265	4.4	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(d)(7)	—	Supplemental Indenture No. 18 to Exhibit 4(d)(1), dated as of October 1, 2020, providing for the issuance of CERC Corp.’s 1.75% Senior Notes due 2030	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2020	1-31447	4.23	X		X
4(d)(8)	—	Supplemental Indenture No. 21, dated as of June 9, 2022, to the Indenture under Exhibit 4(d)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2022	1-31447	4.12			X
4(d)(9)	—	Supplemental Indenture No. 22, to Exhibit 4(d)(1), dated as of October 5, 2022, providing for the issuance of CERC Corp.’s 6.10% Senior Notes due 2035	CERC’s Form 8-K dated October 5, 2022	1-13265	4.2			X
4(d)(10)	—	Supplemental Indenture No. 23 to Exhibit 4(d)(1), dated as of February 23, 2023, providing for the issuance of CERC Corp.’s 5.25% Senior Notes due 2028 and 5.40% Senior Notes due 2033	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2023	1-31447	4.6			X
4(d)(11)	—	Supplemental Indenture No. 24 to Exhibit 4(d)(1), dated as of May 3, 2023, providing for the issuance of CERC Corp.’s 5.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2023	1-31447	4.5			X
4(d)(12)	—	Supplemental Indenture No. 25 to Exhibit 4(d)(1), dated as of June 20, 2024, providing for the issuance of CERC Corp.’s 5.40% Senior Notes due 2034	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2024	1-31447	4.5			X
4(e)(1)	—	Indenture, dated as of May 19, 2003, between CenterPoint Energy and JPMorgan Chase Bank, as Trustee	CenterPoint Energy’s Form 8-K dated May 19, 2003	1-31447	4.1	X
4(e)(2)	—	Supplemental Indenture No. 10 to Exhibit 4(e)(1), dated as of October 5, 2018, providing for the issuance of CenterPoint Energy’s 3.60% Senior Notes due 2021, 3.85% Senior Notes due 2024 and 4.25% Senior Notes due 2028	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2018	1-31447	4.14	X
4(e)(3)	—	Supplemental Indenture No. 11 to Exhibit 4(e)(1), dated as of August 14, 2019, providing for the issuance of CenterPoint Energy’s 2.50% Senior Notes due 2024, 2.95% Senior Notes due 2030 and 3.70% Senior Notes due 2049	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2019	1-31447	4.2	X
4(e)(4)	—	Supplemental Indenture No. 13 to Exhibit 4(e)(1), dated as of May 13, 2021, providing for the issuance of CenterPoint Energy’s 1.45% Senior Notes due 2026 and 2.65% Senior Notes due 2031	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2021	1-31447	4.25	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(e)(5)	—	Supplemental Indenture No. 14 to Exhibit 4(e)(1), dated as of August 10, 2023, providing for the issuance of CenterPoint Energy’s 5.25% Senior Notes due 2026	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2023	1-31447	4.4	X
4(e)(6)	—	Supplemental Indenture No. 15 to Exhibit 4(e)(1), dated as of May 10, 2024, providing for the issuance of CenterPoint Energy’s 5.40% Senior Notes due 2029	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2024	1-31447	4.3	X
4(f)(1)	—	Subordinated Indenture dated as of September 1, 1999	Reliant Energy’s Form 8-K dated September 1, 1999	1-3187	4.1	X
4(f)(2)	—	Supplemental Indenture No. 1 dated as of September 1, 1999, between Reliant Energy and Chase Bank of Texas (supplementing Exhibit 4(f)(1) and providing for the issuance Reliant Energy’s 2% Zero-Premium Exchangeable Subordinated Notes Due 2029)	Reliant Energy’s Form 8-K dated September 15, 1999	1-3187	4.2	X
4(f)(3)	—	Supplemental Indenture No. 2 dated as of August 31, 2002, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(f)(1))	CenterPoint Energy’s Form 8-K12B dated August 31, 2002	1-31447	4(e)	X
4(f)(4)	—	Supplemental Indenture No. 3 dated as of December 28, 2005, between CenterPoint Energy, Reliant Energy and JPMorgan Chase Bank (supplementing Exhibit 4(f)(1))	CenterPoint Energy’s Form 10-K for the year ended December 31, 2005	1-31447	4(h)(4)	X
4(g)(1)	—	Amended and Restated Indenture of Mortgage and Deed of Trust dated as of January 1, 2023, between SIGECO and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated January 30, 2023	1-31447	10.2	X
4(g)(2)	—	First Supplemental Indenture to Exhibit 4(g)(1), dated as of March 15, 2023	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	4.2	X
4(g)(3)	—	Second Supplemental Indenture to Exhibit 4(g)(1), dated as of October 13, 2023	CenterPoint Energy’s Form 8-K dated October 13, 2023	1-31447	4.2	X
4(g)(4)	—	Third Supplemental Indenture dated as of August 29, 2024, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated August 29, 2024	1-31447	4.2	X
4(g)(5)	—	Fourth Supplemental Indenture dated as of January 31, 2025, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 10-K for the year ended December 31, 2024	1-31447	4(g)(5)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(g)(6)	—	Fifth Supplemental Indenture dated as of July 1, 2025, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 8-K dated July 1, 2025	1-31447	4.2	X
4(g)(7)	—	Sixth Supplemental Indenture, dated as of October 1, 2025, between Southern Indiana Gas and Electric Company and Deutsche Bank Trust Company Americas, as Trustee	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2025	1-31447	4.3	X
4(g)(8)	—	Additional Supplemental Indentures to Exhibit 4(g)(1)				X
		Date as of	File Reference	Exhibit No.
		July 1, 1999	1-3553, SIGECO’s Form 10-Q for the quarter ended June 30, 1999	4(a)
		April 1, 2013	1-15467, Vectren’s Form 8-K dated April 30, 2013	4.1
		September 1, 2014	1-15467, Vectren’s Form 8-K dated September 25, 2014	4.1
		September 1, 2015	1-15467, Vectren’s Form 8-K dated September 10, 2015	4.1
4(h)(1)	—
Indenture dated February 1, 1991 between Indiana Gas Company, Inc. and U.S Bank Trust National Association (formerly known as First Trust National Association, which was formerly known as Bank of America Illinois, which was formerly known as Continental Bank, National Association)
			Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(a)	X
4(h)(2)	—	First Supplemental Indenture to Exhibit 4(h)(1), dated as of February 15, 1991	Indiana Gas’s Form 8-K filed February 15, 1991	1-6494	4(b)	X
4(h)(3)	—	Second Supplemental Indenture to Exhibit 4(h)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(b)	X
4(h)(4)	—	Third Supplemental Indenture to Exhibit 4(h)(1), dated as of September 15, 1991	Indiana Gas’s Form 8-K filed September 25, 1991	1-6494	4(c)	X
4(h)(5)	—	Fourth Supplemental Indenture to Exhibit 4(h)(1), dated as of December 2, 1992	Indiana Gas’s Form 8-K filed December 8, 1992	1-6494	4(b)	X
4(h)(6)	—	Fifth Supplemental Indenture to Exhibit 4(h)(1), dated as of December 28, 2000	Indiana Gas’s Form 8-K filed December 27, 2000	1-6494	4	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(i)(1)	—	Bond Purchase and Covenants Agreement, dated September 14, 2017, between SIGECO and PNC Bank, National Association	Vectren’s Form 8-K dated September 25, 2017	1-15467	4.1	X
4(i)(2)	—	Joinder and First Amendment to Exhibit 4(i)(1) dated March 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.1	X
4(i)(3)	—	Second Amendment to Exhibit 4(i)(1) dated May 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association	Vectren’s Form 8-K dated May 3, 2018	1-15467	4.2	X
4(i)(4)	—	Third Amendment to Exhibit 4(i)(1) dated December 7, 2022 among SIGECO, the lenders party thereto and PNC Bank, National Association	CenterPoint Energy’s Form 10-K for the year ended December 31, 2022	1-31447	4(k)(4)	X
4(j)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $40,000,000 aggregate principal amount of CERC’s 4.36% Senior Notes, Series B, due December 15, 2045	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.1	X		X
4(k)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $10,000,000 aggregate principal amount of CERC’s 4.25% Senior Notes, Series B, due June 5, 2043	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.3	X		X
4(l)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $100,000,000 aggregate principal amount of CERC’s 5.00% Senior Notes, due February 3, 2042	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.4	X		X
4(m)	—	The Note Purchase Agreement, dated as of May 27, 2022, between CERC and the Purchasers signatory thereto, in connection with the issuance by CERC of $60,000,000 aggregate principal amount of CERC’s 5.02% Senior Notes, Series B, due November 30, 2026 and $35,000,000 aggregate principal amount of CERC’s 5.99% Senior Notes, Series C, due November 30, 2041	CenterPoint Energy’s Form 8-K dated May 27, 2022	1-31447	4.5	X		X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4(n)	—	Registration Rights Agreement, dated as of October 5, 2022, between CenterPoint Energy Resources Corp. and Goldman Sachs & Co. LLC	CERC’s Form 8-K dated October 5, 2022	1-13265	4.3			X
4(o)	—	Indenture dated as of August 4, 2023, between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 8-K dated August 4, 2023	1-31447	4.1	X
4(p)(1)	—	Junior Subordinated Indenture, dated as of August 14, 2024, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2024	1-31447	4.1	X
4(p)(2)	—	Supplemental Indenture to Exhibit 4(p)(1), dated as of August 14, 2024	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2024	1-31447	4.2	X
4(p)(3)	—
Supplemental Indenture No. 2 to Exhibit 4(p)(1), dated as of October 31, 2024, providing for the issuance of CenterPoint Energy’s 6.700% Fixed-to-Fixed Reset Junior Subordinated Notes, Series C, due 2055
			CenterPoint Energy’s Form 10-K for the year ended December 31, 2024	1-31447	4(p)(3)	X
4(p)(4)	—	Supplemental Indenture No. 3 to Exhibit 4(p)(1), dated as of October 2, 2025, providing for the issuance of CenterPoint Energy’s 5.950% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series D, due 2056	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2025	1-31447	4.6	X
4(q)	—	Indenture dated as of July 31, 2025, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 8-K dated July 31, 2025	1-31447	4.1	X
4(r)	—	Indenture by and among CenterPoint Energy Restoration Bond Company II, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the forms of the System Restoration Bonds and the form of Series Supplement), dated as of September 17, 2025	Houston Electric’s Form 8-K dated September 17, 2025	1-3187	4.1		X
4(s)	—	Series Supplement by and between CenterPoint Energy Restoration Bond Company II, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of September 17, 2025	Houston Electric’s Form 8-K dated September 17, 2025	1-3187	4.2		X
†4(t)	—	Description of CenterPoint Energy’s Securities				X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†4(u)	—	Description of Houston Electric’s Securities					X
†4(v)	—	Description of CERC’s Securities						X
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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(a)	—	CenterPoint Energy, Inc. 1991 Benefit Restoration Plan, as amended and restated effective as of February 25, 2011	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2011	1-31447	10.3	X
*10(b)(1)	—	CenterPoint Energy Benefit Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.1	X
*10(b)(2)	—	First Amendment to Exhibit 10(b)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.4	X
*10(b)(3)	—	Partial Termination Amendment to Exhibit 10(b)(1), effective as of March 1, 2022	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-31447	10.14	X
*10(b)(4)	—	Third Amendment to Exhibit 10(b)(1), effective as of October 1, 2023	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023	1-31447	10.2	X
*10(c)	—	CenterPoint Energy 1985 Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.1	X
*10(d)(1)	—	Amended and Restated CenterPoint Energy, Inc. 1991 Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.4	X
*10(d)(2)	—	First Amendment to Exhibit 10(d)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.5	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(e)(1)	—	CenterPoint Energy Savings Restoration Plan, effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated December 22, 2008	1-31447	10.3	X
*10(e)(2)	—	First Amendment to Exhibit 10(e)(1), effective as of February 25, 2011	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-31447	10.6	X
*10(e)(3)	—	Second Amendment to Exhibit 10(e)(1), effective as of January 1, 2020	CenterPoint Energy’s Form 8-K dated December 9, 2019	1-31447	10.1	X
*10(e)(4)	—	Partial Termination Amendment to Exhibit 10(e)(1), effective as of March 1, 2022	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022	1-31447	10.18	X
*10(e)(5)	—	Fourth Amendment to Exhibit 10(e)(1), effective as of October 1, 2023	CenterPoint Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023	1-31447	10.3	X
*10(e)(6)	—	Fifth Amendment to Exhibit 10(e)(1), effective as of January 1, 2024	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(e)(6)	X
*10(e)(7)	—	Partial Termination Amendment to Exhibit 10(e)(1), effective as of April 1, 2024	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(e)(7)	X
*10(f)	—	CenterPoint Energy Executive Life Insurance Plan, as amended and restated effective June 18, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2003	1-31447	10.5	X
10(g)(1)	—	Stockholder’s Agreement dated as of July 6, 1995 between Houston Industries Incorporated and Time Warner Inc.	Schedule 13-D dated July 6, 1995	5-19351	2	X
10(g)(2)	—	Amendment to Exhibit 10(g)(1) dated November 18, 1996	HI’s Form 10-K for the year ended December 31, 1996	1-7629	10(x)(4)	X
10(h)(1)	—	Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(h)(2)	—	First Amendment to Exhibit 10(h)(1) effective as of February 1, 2003	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(bb)(5)	X
10(h)(3)	—	Employee Matters Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.5	X
10(h)(4)	—	Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.6	X
10(h)(5)	—	Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.	Reliant Energy’s Form 10-Q for the quarter ended March 31, 2001	1-3187	10.8	X
10(i)(1)	—	Separation Agreement entered into as of August 31, 2002 between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(1)	X
10(i)(2)	—	Transition Services Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(2)	X
10(i)(3)	—	Tax Allocation Agreement, dated as of August 31, 2002, between CenterPoint Energy and Texas Genco	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	10(cc)(3)	X
*10(j)(1)	—	CenterPoint Energy, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2003	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2003	1-31447	10.2	X
*10(j)(2)	—	First Amendment to Exhibit 10(j)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 8-K dated February 20, 2008	1-31447	10.4	X
*10(k)(1)	—	Amended and Restated CenterPoint Energy 2005 Deferred Compensation Plan, effective January 1, 2009	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.1	X
*10(k)(2)	—	First Amendment to Exhibit 10(k)(1) effective March 1, 2022	CenterPoint Energy’s Form 8-K dated April 22, 2022	1-31447	10.10	X
*10(k)(3)	—	Second Amendment to Exhibit 10(k)(1) effective May 1, 2022	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2022	1-31447	10.11	X
*10(k)(4)	—	Third Amendment to Exhibit 10(k)(1) effective October 1, 2023	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2023	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(k)(5)	—	Partial Termination Amendment to Exhibit 10(k)(1) effective April 1, 2024	CenterPoint Energy Form 10-K for the year ended December 31, 2023	1-31447	10(l)	X
*10(k)(6)	—	Fifth Amendment to Exhibit 10(k)(1) effective January 1, 2026	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2025	1-31447	10.4	X
*10(l)(1)	—	CenterPoint Energy Inc., Short Term Incentive Plan, as amended and restated effective January 1, 2022	CenterPoint Energy Form 10-K for the year ended December 31, 2021	1-31447	10(l)	X
*10(l)(2)	—	First Amendment to Exhibit 10(l)(1) effective as of January 1, 2023	CenterPoint Energy Form 10-K for the year ended December 31, 2022	1-31447	10(l)(2)	X
*10(m)(1)	—	Amended and Restated CenterPoint Energy Stock Plan for Outside Directors	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2018	1-31447	10.1	X
*10(m)(2)	—	First Amendment to Exhibit 10(m)(1), dated as of February 19, 2020	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(n)(2)	X
*10(m)(3)	—	Second Amendment to Exhibit 10(m)(1), dated as of February 14, 2025	CenterPoint Energy’s Form 10-K for the year ended December 31, 2024	1-31447	10(m)(2)	X
10(n)	—	City of Houston Franchise Ordinance	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1	X	X
10(o)(1)	—	Amended and Restated HL&P Executive Incentive Compensation Plan effective as of January 1, 1985	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.2	X
10(o)(2)	—	First Amendment to Exhibit 10(o)(1) effective as of January 1, 2008	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	10.3	X
*10(p)(1)	—	CenterPoint Energy, Inc. 2009 Long Term Incentive Plan	CenterPoint Energy’s Schedule 14A dated March 13, 2009	1-31447	A	X
*10(p)(2)	—	Form of Performance Award Agreement for 20XX - 20XX Performance Cycle under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(2)	X
*10(p)(3)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2019	1-31447	10(q)(5)	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(p)(4)	—	Form of Restricted Stock Unit Award Agreement (Retention, Service-Based Vesting) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.4	X
*10(p)(5)	—	Form of Performance Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.2	X
*10(p)(6)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated June 30, 2020	1-31447	10.3	X
*10(p)(7)	—	Form of Award Agreement for Performance Share Units for Named Executive Officers (Separation) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.1	X
*10(p)(8)	—	Form of Award Agreement for Restricted Stock Units for Named Executive Officers (Separation) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated June 30, 2020	1-31447	10.2	X
*10(p)(9)	—	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting with Performance Goals) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(12)	X
*10(p)(10)	—	Form of Restricted Stock Unit Award Agreement for CEO (Service-Based Vesting with Performance Goals) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(q)(13)	X
*10(p)(11)	—	Form of Restricted Stock Unit Award Agreement (Fully Vested) under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K/A dated February 19, 2020	1-31447	10.1	X
*10(p)(12)	—	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer under Exhibit 10(p)(1)	CenterPoint Energy’s Form 8-K dated July 20, 2021	1-31447	10.1	X
*10(q)(1)	—	CenterPoint Energy, Inc. Change in Control Plan, as amended and restated effective May 1, 2017	CenterPoint Energy’s Form 8-K dated April 27, 2017	1-31447	10.1	X
*10(q)(2)	—	First Amendment to Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2020	1-31447	10(t)(2)	X
*10(q)(3)	—	Second Amendment to Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2021	1-31447	10(q)(3)	X
*10(q)(4)	—	Third Amendment to Exhibit 10(q)(1)	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2024	1-31447	10.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(r)	—	Omnibus Amendment to CenterPoint Energy, Inc. Benefit Plans, dated May 23, 2013	CenterPoint Energy’s Form 10-K for the year ended December 31, 2013	1-31447	10(zz)	X
*10(s)(1)	—	Vectren Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001	Vectren’s Form 10-K for the year end December 31, 2001	1-15467	10.32	X
*10(s)(2)	—	July 1, 2002 Amendment to Exhibit 10(s)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	10(s)(2)	X
*10(t)(1)	—	Vectren Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Vectren’s Form 8-K dated September 29, 2008	1-15467	10.3	X
*10(t)(2)	—	Partial Termination Amendment to Exhibit 10(t)(1), effective as of January 1, 2005	CenterPoint Energy’s Form 10-Q for the quarter ended March 31, 2024	1-31447	10.2	X
*10(u)(1)	—	Vectren Nonqualified Defined Benefit Restoration Plan, as amended and restated effective January 1, 2005	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.2	X
*10(u)(2)	—	First Amendment to Exhibit 10(u)(1)	CenterPoint Energy’s Form 10-K for the year ended December 31, 2023	1-31447	10(u)(2)	X
*10(v)	—	Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees (As Amended and Restated Effective January 1, 2005)	Vectren’s Form 8-K dated December 17, 2008	1-15467	10.1	X
*10(w)	—	Vectren Specimen Waiver, effective October 3, 2013, to the Vectren Unfunded Supplemental Retirement Plan for a Select Group of Management Employees	Vectren’s Form 10-Q for the quarter ended September 30, 2013	1-15467	10.1	X
*10(x)(1)	—	CenterPoint Energy, Inc. 2022 Long Term Incentive Plan	CenterPoint Energy’s Definitive Proxy Statement filed on March 11, 2022	1-31447	Appendix A	X
*10(x)(2)	—	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for the CEO under Exhibit 10(x)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.2	X
*10(x)(3)	—	Form of Performance Award Agreement for 20XX-20XX Performance Cycle for officers and director employees under Exhibit 10(x)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.3	X
*10(x)(4)	—	Form of Restricted Stock Unit Award Agreement under Exhibit 10(x)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.4	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
*10(x)(5)	—	Form of Restricted Stock Unit Award Agreement for the CEO (with Performance Goals) under Exhibit 10(x)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.5	X
*10(x)(6)	—	Form of Restricted Stock Unit Award Agreement for Officers and Director Employees (with Performance Goals) under Exhibit 10(x)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.7	X
*10(x)(7)	—	Form of Restricted Stock Unit Award Agreement for the CEO under Exhibit 10(x)(1)	CenterPoint Energy’s 8-K dated April 22, 2022	1-31447	10.8	X
*10(x)(8)	—	Form of Performance Award Agreement for the President and Chief Operating Officer under Exhibit 10(x)(1)	CenterPoint Energy’s 10-K for the year ended December 31, 2022	1-31447	10(ee)(9)	X
*10(x)(9)	—	Form of Restricted Stock Unit Award Agreement for President and Chief Operating Officer (with Performance Goals) under Exhibit 10(x)(1)	CenterPoint Energy’s 10-K for the year ended December 31, 2022	1-31447	10(ee)(10)	X
*10(x)(10)	—	Form of Restricted Stock Unit Award Agreement under Exhibit 10(x)(1)	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.2	X
*10(x)(11)	—	Form of Award Agreement for Performance Share Units for Officer and Director Employees under Exhibit 10(x)(1)	CenterPoint Energy’s Form 8-K dated September 27, 2023	1-31447	10.1	X
*10(x)(12)		Form of Award Agreement for Restricted Stock Units for Officer and Director under Exhibit 10(x)(1)	CenterPoint Energy’s Form 8-K dated September 27, 2023	1-31447	10.2	X
*10(x)(13)		Form of Restricted Stock Unit Award Agreement for Officers and Director Employees (with Performance Goals) under Exhibit 10(x)(1)	CenterPoint Energy’s 10-K for the year ended December 31, 2023	1-31447	10(cc)(13)	X
*10(x)(14)		Form of Performance Award Agreement for Officers and Director Employees under Exhibit 10(x)(1)	CenterPoint Energy’s 10-K for the year ended December 31, 2023	1-31447	10(cc)(14)	X
*10(x)(15)		Form of Restricted Stock Unit Award Agreement under Exhibit 10(x)(1)	CenterPoint Energy’s 10-K for the year ended December 31, 2023	1-31447	10(cc)(15)	X
†*10(x)(16)	—	Form of Performance Award Agreement for Chair of Board, President & Chief Executive Officer under Exhibit 10(x)(1)				X
†*10(x)(17)	—	Form of Restricted Stock Unit Award Agreement for Chair of Board, President & Chief Executive Officer under Exhibit 10(x)(1)				X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(y)(1)	—	$2,400,000,000 Amended and Restated Credit Agreement dated as of December 6, 2022 among CenterPoint Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.1	X
10(y)(2)	—	First Amendment to Exhibit 10(y)(1), dated as of July 26, 2023	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2023	1-31447	10.1	X
10(y)(3)	—	Extension Agreement to Exhibit 10(y)(1), dated as of January 29, 2025	CenterPoint Energy’s Form 8-K dated January 29, 2025	1-31447	10.1	X
10(z)(1)	—	$300,000,000 Credit Agreement dated as of December 6, 2022 among CenterPoint Energy Houston Electric, LLC, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.2		X
10(z)(2)	—	Extension Agreement to Exhibit 10(z)(1), dated as of January 29, 2025	CenterPoint Energy’s Form 8-K dated January 29, 2025	1-31447	10.2		X
10(aa)(1)	—	$1,050,000,000 Credit Agreement dated as of December 6, 2022 among CenterPoint Energy Resources Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.3			X
10(aa)(2)	—	Extension Agreement to Exhibit 10(aa)(1), dated as of January 29, 2025	CenterPoint Energy’s Form 8-K dated January 29, 2025	1-31447	10.3			X
10(bb)(1)	—	$250,000,000 Credit Agreement dated as of December 6, 2022 among Southern Indiana Gas and Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto	CenterPoint Energy’s 8-K dated December 6, 2022	1-31447	10.4	X
10(bb)(2)	—	Extension Agreement to Exhibit 10(bb)(1), dated as of January 29, 2025	CenterPoint Energy’s Form 8-K dated January 29, 2025	1-31447	10.4	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(cc)(1)	—	Term Loan Agreement dated as of June 24, 2024 among CenterPoint Energy Houston Electric, LLC as borrower, Mizuho Bank, Ltd., as administrative agent, and the banks party thereto	CenterPoint Energy’s Form 8-K dated June 24, 2024	1-31447	10.1		X
10(cc)(2)	—	First Amendment to Exhibit 10(cc)(1), dated as of November 20, 2025	Houston Electric’s Form 8-K dated November 20, 2025	1-3187	10.2		X
*10(dd)	—	Christopher A. Foster Offer Letter	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.1	X
10(ee)	—	Bond Purchase Agreement dated March 15, 2023 among SIGECO and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated March 15, 2023	1-31447	10.1	X
10(ff)	—	Bond Purchase Agreement dated October 13, 2023 among SIGECO and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated October 13, 2023	1-31447	10.1	X
10(gg)	—	Bond Purchase Agreement dated August 29, 2024 among Southern Indiana Gas and Electric Company and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated August 29, 2024	1-31447	10.1	X
10(hh)	—	Bond Purchase Agreement dated July 1, 2025 among Southern Indiana Gas and Electric Company and the purchasers listed on Schedule B thereto	CenterPoint Energy’s Form 8-K dated July 1, 2025	1-31447	10.1	X
10(ii)	—
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
			CenterPoint Energy’s Form 8-K dated January 10, 2024	1-31447	1.1	X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10(jj)	—	Confirmation of Forward Sale Transaction, dated May 27, 2025, between CenterPoint Energy, Inc. and Bank of America, N.A., in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 28, 2025	1-31447	10.1	X
10(kk)	—	Confirmation of Forward Sale Transaction, dated May 27, 2025, between CenterPoint Energy, Inc. and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent), in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 28, 2025	1-31447	10.2	X
10(ll)	—	Confirmation of Forward Sale Transaction, dated May 27, 2025, between CenterPoint Energy, Inc. and JPMorgan Chase Bank, National Association, in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 28, 2025	1-31447	10.3	X
10(mm)	—	Confirmation of Forward Sale Transaction, dated May 28, 2025, between CenterPoint Energy, Inc. and Bank of America, N.A., in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 29, 2025	1-31447	10.1	X
10(nn)	—	Confirmation of Forward Sale Transaction, dated May 28, 2025, between CenterPoint Energy, Inc. and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC acting as agent), in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 29, 2025	1-31447	10.2	X
10(oo)	—	Confirmation of Forward Sale Transaction, dated May 28, 2025, between CenterPoint Energy, Inc. and JPMorgan Chase Bank, National Association, in its capacity as a forward purchaser	CenterPoint Energy’s Form 8-K dated May 29, 2025	1-31447	10.3	X
*10(pp)	—	Jesus Soto, Jr. Offer Letter	CenterPoint Energy’s Form 8-K dated July 21, 2025	1-31447	10.1	X
19	—	Insider Trading Policy	CenterPoint Energy’s 10-K for the year ended December 31, 2024	1-31447	19	X
†21.1	—	Subsidiaries of CenterPoint Energy				X
†21.2	—	Subsidiaries of CERC Corp.						X
†23.1.1	—	Consent of Deloitte & Touche LLP				X
†23.1.2	—	Consent of Deloitte & Touche LLP					X
†23.1.3	—	Consent of Deloitte & Touche LLP						X
†31.1.1	—	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				X
†31.1.2	—	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.					X
†31.1.3	—	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.						X

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†31.2.1	—	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				X
†31.2.2	—	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					X
†31.2.3	—	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						X
†32.1.1	—	Section 1350 Certification of Jason P. Wells				X
†32.1.2	—	Section 1350 Certification of Jesus Soto, Jr.					X
†32.1.3	—	Section 1350 Certification of Jesus Soto, Jr.						X
†32.2.1	—	Section 1350 Certification of Christopher A. Foster				X
†32.2.2	—	Section 1350 Certification of Christopher A. Foster					X
†32.2.3	—	Section 1350 Certification of Christopher A. Foster						X
†97.1	—	CenterPoint Energy’s Executive Officer Recovery Policy				X
†97.2	—	Houston Electric’s Amended and Restated Executive Officer Recovery Policy					X
†97.3	—	CERC’s Amended and Restated Executive Officer Recovery Policy						X
†101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X	X	X
†101.SCH	—	Inline XBRL Taxonomy Extension Schema Document				X	X	X
†101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X	X	X
†101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document				X	X	X
†101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document				X	X	X
†101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X	X	X
†104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X	X	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 19th day of February, 2026.

CENTERPOINT ENERGY, INC.
(Registrant)

By: /s/ JASON P. WELLS
Jason P. Wells
Chair of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Signature	Title
/s/ JASON P. WELLS	Chair of the Board, President and Chief Executive Officer
Jason P. Wells	(Principal Executive Officer and Director)

/s/ CHRISTOPHER A. FOSTER	Executive Vice President and Chief Financial Officer
Christopher A. Foster	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
Kristie L. Colvin	(Duly Authorized Officer and Principal Accounting Officer)

/s/ WENDOLYNN MONTOYA CLOONAN	Director
Wendolynn Montoya Cloonan

/s/ BARBARA J. DUGANIER	Director
Barbara J. Duganier

/s/ LAURIE L. FITCH	Director
Laurie L. Fitch

/s/ CHRISTOPHER H. FRANKLIN	Director
Christopher H. Franklin

/s/ RAQUELLE W. LEWIS	Director
Raquelle W. Lewis

/s/ THADDEUS J. MALIK	Director
Thaddeus J. Malik

/s/ MANUEL B. MIRANDA	Director
Manuel B. Miranda

/s/ THEODORE F. POUND	Director
Theodore F. Pound

/s/ DEAN L. SEAVERS	Director
Dean L. Seavers

/s/ PHILLIP R. SMITH	Director
Phillip R. Smith

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ JESUS SOTO, JR.
Jesus Soto, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Signature	Title

/s/ JESUS SOTO, JR.	President and Chief Executive Officer
Jesus Soto, Jr.	(Principal Executive Officer)

/s/ CHRISTOPHER A. FOSTER	Executive Vice President and Chief Financial Officer
Christopher A. Foster	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
Kristie L. Colvin	(Duly Authorized Officer and Principal Accounting Officer)

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ JESUS SOTO, JR.
Jesus Soto, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Signature	Title

/s/ JESUS SOTO, JR.	President and Chief Executive Officer
Jesus Soto, Jr.	(Principal Executive Officer and Director)

/s/ CHRISTOPHER A. FOSTER	Executive Vice President and Chief Financial Officer
Christopher A. Foster	(Principal Financial Officer)

/s/ KRISTIE L. COLVIN	Senior Vice President and Chief Accounting Officer
Kristie L. Colvin	(Duly Authorized Officer and Principal Accounting Officer)