Form 10-Q
period 2026-03-31
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2026-04-23
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of April 15, 2026:

CenterPoint Energy, Inc.	654,169,480	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

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

CAMT	Corporate Alternative Minimum Tax
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
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

GLOSSARY
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

LDC	Local distribution company
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
May 2024 Storm Events	The sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes and resulted in widespread damage to Houston Electric’s electric delivery system
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt(s)
NERC	North American Electric Reliability Corporation
NFGC	National Fuel Gas Company, a New Jersey corporation
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act of 2025
Ohio Securities Purchase Agreement	Securities Purchase Agreement, dated as of October 20, 2025, by and between CERC Corp. and NFGC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor

GLOSSARY
Posey Solar	Posey Solar, LLC, a special purpose entity
PPA	Power purchase agreement
PRP	Potentially responsible party
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
Registrant	Each of CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp.
REP	Retail electric provider
Restoration Bond Company II	CenterPoint Energy Restoration Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Restoration Bond Company II Securitization Bonds	Restoration Bond Company II’s Series 2025-A Senior Secured System Restoration Bonds
Restoration Bond Company III	CenterPoint Energy Restoration Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Restoration Bond Company III Securitization Bonds	Restoration Bond Company III’s Series 2026-A Senior Secured System Restoration Bonds
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securitization Bonds
Transition bonds issued by Transition Bond Company IV, system restoration bonds issued by Restoration Bond Company II and Restoration Bond Company III and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary

Seller Note Agreement
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

Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets

GLOSSARY
VRP	Voluntary Remediation Program
WBD	Warner Bros. Discovery, Inc.
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of March 31, 2026 and December 31, 2025, consisted of AT&T Common, Charter Common and WBD Common
2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 19, 2026
2026 Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
2029 Convertible Notes	CenterPoint Energy’s 2.875% Convertible Senior Notes due 2029
2029 Convertible Notes Indenture	Indenture, dated as of February 26, 2026, by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee
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
•industrial, commercial and residential growth in our service territories and changes in market demand and energy consumption, including in relation to the expansion of data centers (associated with, among other things, increasing demand for AI), energy refining and exports, advanced manufacturing and logistics, as well as the effects of energy efficiency measures, technological advances and demographic patterns, and our ability to appropriately estimate/forecast and effectively manage such demand and the business opportunities and projects relating to such matters as well as obtain the anticipated benefits, including relating to customer affordability, associated with such growth;
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
•the timing and success of, and our ability to obtain approval for matters relating to, Houston Electric’s release of its large TEEEF units to the San Antonio area, proposed removal of its medium TEEEF units, reduction of its TEEEF fleet capacity and reduction of rates to reflect the removal of the large and medium TEEEF units from Houston Electric’s TEEEF fleet, as well as Houston Electric’s ability to complete one or more other future transactions involving the large and medium TEEEF units on acceptable terms and conditions within the anticipated timeframe;
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
•disruptions to the global supply chain, inflation, labor shortages and scarcity of certain materials, including as a result of changes in U.S. and foreign trade policy, economic uncertainty, regulatory and policy instability, political and geopolitical uncertainty and instability, including the conflict involving Iran, severe weather and other catastrophic events, changes in laws, executive orders, legislation and other governmental action, increased competition for skilled labor and increases in demand for electricity, that could prevent CenterPoint Energy from securing the resources and labor needed to, among other things, fully execute on its strategy and 10-year capital plan, and otherwise impact the affordability of our rates for our customers;
•operations and maintenance costs, our ability to control such costs and cost-related impacts on the affordability of our rates for our customers;
•our ability to timely obtain and maintain necessary land rights, licenses, permits, easements and approvals from landowners and local, federal and other regulatory authorities on acceptable terms and resolve disputes or third-party challenges to such licenses, permits or approvals as applicable;
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
•the effect of changes in and application of accounting standards and pronouncements; and
•other factors discussed in “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K, which are incorporated herein by reference, Part II, Item 1A of this combined Form 10-Q, and in other reports that the Registrants file from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Revenues:
Utility revenues	$2,960	$2,906
Non-utility revenues	15	14
Total	2,975	2,920
Expenses:
Utility natural gas, fuel and purchased power	970	1,006
Non-utility cost of revenues, including natural gas	1	1
Operation and maintenance	766	747
Depreciation and amortization	423	363
Taxes other than income taxes	157	154
Total	2,317	2,271
Operating Income	658	649
Other Income (Expense):
Loss on sale	—	(43)
Gain on equity securities	45	79
Loss on indexed debt securities	(44)	(79)
Interest expense and other finance charges	(265)	(234)
Interest expense on Securitization Bonds	(14)	(4)
Other income, net	29	10
Total	(249)	(271)
Income Before Income Taxes	409	378
Income tax expense	93	81
Net Income	$316	$297

Basic Earnings Per Common Share	$0.48	$0.45
Diluted Earnings Per Common Share	$0.48	$0.45

Weighted Average Common Shares Outstanding, Basic	653	652
Weighted Average Common Shares Outstanding, Diluted	659	653

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($54 and $34 related to VIEs, respectively)	$639	$38
Investment in equity securities	555	510
Accounts receivable ($14 and $6 related to VIEs, respectively), less allowance for credit losses of $29 and $25, respectively	872	806
Accrued unbilled revenues ($10 and $4 related to VIEs, respectively), less allowance for credit losses of $1 and $2, respectively	408	600
Materials and supplies	578	517
Natural gas and coal inventory	89	215
Taxes receivable	26	36
Current assets held for sale	2,631	2,669
Regulatory assets	264	170
Prepaid expenses and other current assets ($12 and $6 related to VIEs, respectively)	125	140
Total current assets	6,187	5,701
Property, Plant and Equipment, Net:
Property, plant and equipment	45,201	44,676
Less: accumulated depreciation and amortization	10,939	10,620
Property, plant and equipment, net	34,262	34,056
Other Assets:
Goodwill	3,550	3,550
Regulatory assets ($1,848 and $683 related to VIEs, respectively)	3,610	3,005
Other non-current assets	228	222
Total other assets	7,388	6,777
Total Assets	$47,837	$46,534

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2026	December 31, 2025
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$500
Current portion of VIE Securitization Bonds long-term debt	92	41
Current portion of other long-term debt	2,115	1,873
Indexed debt securities derivative	606	564
Accounts payable	1,023	1,300
Taxes accrued ($4 and $4 related to VIEs, respectively)	208	344
Interest accrued ($21 and $7 related to VIEs, respectively)	278	313
Dividends accrued	—	150
Customer deposits ($3 and $2 related to VIEs, respectively)	89	89
Current liabilities held for sale	471	520
Other current liabilities ($15 and $15 related to VIEs, respectively)	430	566
Total current liabilities	5,312	6,260
Other Liabilities:
Deferred income taxes, net ($4 and $6 related to VIEs, respectively)	4,692	4,602
Benefit obligations	477	491
Regulatory liabilities	2,650	2,692
Other non-current liabilities	781	770
Total other liabilities	8,600	8,555
Long-term Debt, Net:
VIE Securitization Bonds, net	1,797	664
Other long-term debt, net	20,679	19,902
Total long-term debt, net	22,476	20,566
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 654,163,245 shares and 652,869,575 shares outstanding, respectively	6	6
Additional paid-in capital	9,110	9,130
Retained earnings	2,359	2,043
Accumulated other comprehensive loss	(26)	(26)
Total shareholders’ equity	11,449	11,153
Total Liabilities and Shareholders’ Equity	$47,837	$46,534

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$316	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423	363
Deferred income taxes	78	45
Loss on sale	—	43
Gain on equity securities	(45)	(79)
Loss on indexed debt securities	44	79
Pension and postretirement contributions	(20)	(63)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	193	(125)
Inventory	65	110
Accounts payable	(259)	(216)
Other current assets	(134)	124
Other current liabilities	(344)	(264)
Other non-current assets	(12)	80
Other non-current liabilities	(29)	15
Other operating activities, net	6	1
Net cash provided by operating activities	282	410
Cash Flows from Investing Activities:
Capital expenditures	(1,198)	(1,038)
Payment for asset acquisition	—	(357)
Proceeds from divestitures	—	1,219
Other investing activities, net	10	(58)
Net cash used in investing activities	(1,188)	(234)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(3)
Proceeds from (payments of) commercial paper, net	(979)	569
Proceeds from long-term debt and term loans, net	3,441	665
Payments of long-term debt and term loans, including make-whole premiums	(748)	(11)
Payment of debt issuance costs	(24)	(8)
Payment of dividends on Common Stock	(150)	(143)
Other financing activities, net	(27)	(16)
Net cash provided by financing activities	1,513	1,053
Net Increase in Cash, Cash Equivalents and Restricted Cash	607	1,229
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	49	30
Cash, Cash Equivalents and Restricted Cash at End of Period	$656	$1,259

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$309	$290
Refunds received for income taxes, net	—	(3)

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$445	$334
ROU assets obtained in exchange for lease liabilities	—	35

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value)
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	653	$6	652	$6
Balance, end of period	653	6	652	6
Additional Paid-in-Capital
Balance, beginning of period		9,130		9,105
Issuances related to benefit and investment plans		(20)		(8)
Balance, end of period		9,110		9,097
Retained Earnings
Balance, beginning of period		2,043		1,572
Net income		316		297
Balance, end of period		2,359		1,869
Accumulated Other Comprehensive Loss
Balance, beginning of period		(26)		(17)
Balance, end of period		(26)		(17)
Total Shareholders’ Equity		$11,449		$10,955

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenues	$991	$884
Expenses:
Operation and maintenance	472	448
Depreciation and amortization	232	179
Taxes other than income taxes	81	75
Total	785	702
Operating Income	206	182
Other Income (Expense):
Interest expense and other finance charges	(100)	(86)
Interest expense on Securitization Bonds	(10)	—
Other income, net	23	8
Total	(87)	(78)
Income Before Income Taxes	119	104
Income tax expense	23	20
Net Income	$96	$84

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($39 and $25 related to VIEs, respectively)	$39	$25
Accounts and notes receivable, net ($13 and $5 related to VIEs, respectively), less allowance for credit losses of $2 and $2, respectively	338	326
Accrued unbilled revenues ($8 and $3 related to VIEs, respectively)	141	169
Accounts and notes receivable–affiliated companies	768	4
Materials and supplies	412	357
Prepaid expenses and other current assets ($11 and $4 related to VIEs, respectively)	34	49
Total current assets	1,732	930
Property, Plant and Equipment, Net:
Property, plant and equipment	24,090	23,947
Less: accumulated depreciation and amortization	5,114	4,944
Property, plant and equipment, net	18,976	19,003
Other Assets:
Regulatory assets ($1,551 and $384 related to VIEs, respectively)	2,242	1,612
Other non-current assets	37	33
Total other assets	2,279	1,645
Total Assets	$22,987	$21,578

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Short-term borrowings	$—	$500
Current portion of VIE Securitization Bonds long-term debt	78	27
Current portion of other long-term debt	600	300
Accounts payable	583	579
Accounts and notes payable–affiliated companies	159	151
Taxes accrued	146	265
Interest accrued ($15 and $5 related to VIEs, respectively)	136	133
Other current liabilities ($18 and $17 related to VIEs, respectively)	186	198
Total current liabilities	1,888	2,153
Other Liabilities:
Deferred income taxes, net	1,636	1,609
Benefit obligations	38	38
Regulatory liabilities	793	850
Other non-current liabilities	142	144
Total other liabilities	2,609	2,641
Long-term Debt, net:
VIE Securitization Bonds, net	1,502	369
Other long-term debt, net	9,377	8,883
Total long-term debt, net	10,879	9,252
Commitments and Contingencies (Note 11)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	5,683	5,683
Retained earnings	1,930	1,851
Accumulated other comprehensive loss	(2)	(2)
Total member’s equity	7,611	7,532
Total Liabilities and Member’s Equity	$22,987	$21,578
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$96	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232	179
Deferred income taxes	20	11
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	16	28
Accounts receivable/payable–affiliated companies	62	(25)
Inventory	(55)	26
Accounts payable	57	(132)
Other current assets	22	21
Other current liabilities	(138)	(109)
Other non-current assets	(43)	(58)
Other non-current liabilities	(47)	(15)
Other operating activities, net	(10)	(2)
Net cash provided by operating activities	212	8
Cash Flows from Investing Activities:
Capital expenditures	(848)	(603)
(Increase) decrease in notes receivable–affiliated companies	(764)	209
Other investing activities, net	20	(15)
Net cash used in investing activities	(1,592)	(409)
Cash Flows from Financing Activities:
Proceeds from long-term debt and term loan, net	1,991	500
Payments of long-term debt	(500)	—
Decrease in notes payable–affiliated companies	(54)	—
Payment of debt issuance costs	(16)	(5)
Dividend to parent	(17)	(90)
Other financing activities, net	(3)	(1)
Net cash provided by financing activities	1,401	404
Net Increase in Cash, Cash Equivalents and Restricted Cash	21	3
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	29	14
Cash, Cash Equivalents and Restricted Cash at End of Period	$50	$17

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$114	$90

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$314	$286

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		5,683		5,589
Balance, end of period		5,683		5,589
Retained Earnings
Balance, beginning of period		1,851		1,571
Net income		96		84
Dividend to parent		(17)		(90)
Balance, end of period		1,930		1,565
Accumulated Other Comprehensive Loss
Balance, beginning of period		(2)		(1)
Balance, end of period		(2)		(1)
Total Member’s Equity		$7,611		$7,153

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenues:
Utility revenues	$1,685	$1,776
Non-utility revenues	12	12
Total	1,697	1,788
Expenses:
Utility natural gas	865	909
Non-utility cost of revenues, including natural gas	1	1
Operation and maintenance	249	256
Depreciation and amortization	142	142
Taxes other than income taxes	70	73
Total	1,327	1,381
Operating Income	370	407
Other Income (Expense):
Gain on sale	—	52
Interest expense and other finance charges	(66)	(56)
Other income, net	3	2
Total	(63)	(2)
Income Before Income Taxes	307	405
Income tax expense	77	100
Net Income	$230	$305

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$—
Accounts receivable, less allowance for credit losses of $24 and $19, respectively	443	391
Accrued unbilled revenues, less allowance for credit losses of $1 and $2, respectively	218	372
Accounts receivable–affiliated companies	1	6
Materials and supplies	114	114
Natural gas inventory	54	165
Current assets held for sale	2,457	2,495
Regulatory assets	246	169
Prepaid expenses and other current assets	35	48
Total current assets	3,569	3,760
Property, Plant and Equipment, Net:
Property, plant and equipment	14,878	14,540
Less: accumulated depreciation and amortization	3,939	3,820
Property, plant and equipment, net	10,939	10,720
Other Assets:
Goodwill	1,242	1,242
Regulatory assets	461	479
Other non-current assets	63	63
Total other assets	1,766	1,784
Total Assets	$16,274	$16,264

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	March 31, 2026	December 31, 2025
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$60
Accounts payable	290	480
Accounts and notes payable–affiliated companies	441	394
Taxes accrued	191	165
Interest accrued	47	74
Customer deposits	76	76
Current liabilities held for sale	471	520
Other current liabilities	161	242
Total current liabilities	1,677	2,011
Other Liabilities:
Deferred income taxes, net	1,469	1,426
Benefit obligations	61	62
Regulatory liabilities	1,632	1,616
Other non-current liabilities	316	317
Total other liabilities	3,478	3,421
Long-term Debt, Net	4,716	4,657
Commitments and Contingencies (Note 11)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,519	4,519
Retained earnings	1,869	1,641
Accumulated other comprehensive income	15	15
Total stockholder’s equity	6,403	6,175
Total Liabilities and Stockholder’s Equity	$16,274	$16,264

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$230	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	142
Deferred income taxes	37	26
Gain on sale	—	(52)
Pension and postretirement contributions	(2)	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	167	(139)
Accounts receivable/payable–affiliated companies	(2)	(19)
Inventory	110	82
Accounts payable	(162)	(24)
Other current assets	(132)	148
Other current liabilities	(110)	(44)
Other non-current assets	22	108
Other non-current liabilities	(9)	45
Other operating activities, net	11	—
Net cash provided by operating activities	302	578
Cash Flows from Investing Activities:
Capital expenditures	(371)	(311)
Increase in notes receivable–affiliated companies	—	(1,222)
Proceeds from divestiture	—	1,219
Other investing activities, net	26	(46)
Net cash used in investing activities	(345)	(360)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(3)
Payments of commercial paper, net	(559)	(107)
Proceeds from long-term debt and term loan, net	800	—
Payments of long-term debt and term loan	(248)	(10)
Increase in notes payable-affiliated companies	54	—
Dividends to parent	(2)	(97)
Other financing activities, net	(1)	(2)
Net cash provided by (used in) financing activities	44	(219)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1	(1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	—	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	$1

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$139	$90

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$70	$80

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,519		4,519
Balance, end of period		4,519		4,519
Retained Earnings
Balance, beginning of period		1,641		1,732
Net income		230		305
Dividend to parent		(2)		(97)
Balance, end of period		1,869		1,940
Accumulated Other Comprehensive Income
Balance, beginning of period		15		17
Balance, end of period		15		17
Total Stockholder’s Equity		$6,403		$6,476

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

Basis of Presentation. Included in this combined Form 10-Q are the Interim Condensed Financial Statements of the Registrants. The Interim Condensed Financial Statements, which omit certain financial statement disclosures, are unaudited and should be read with the Registrants’ financial statements included in the Registrants’ combined 2025 Form 10-K. The Combined Notes to the Interim Condensed Financial Statements apply to all Registrants and specific references to Houston Electric and CERC herein also pertain to CenterPoint Energy, unless otherwise indicated. Additionally, certain amounts from prior years have been reclassified to conform to the current presentation. The Interim Condensed Financial Statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) changes in energy commodity prices and the impact of tariffs, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

Background. CenterPoint Energy is a public utility holding company. CenterPoint Energy’s operating subsidiaries own and operate electric transmission, distribution and generation facilities and natural gas distribution systems.

As of March 31, 2026, CenterPoint Energy’s indirect, wholly-owned operating subsidiaries included:

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

As of March 31, 2026, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 13.

Principles of Consolidation. The accompanying Interim Condensed Financial Statements are prepared in conformity with GAAP. The accounts of the Registrants and their wholly-owned and majority-owned and controlled subsidiaries are included in the Interim Condensed Financial Statements. All intercompany transactions and balances are eliminated in consolidation; however, intercompany profits have not been eliminated when such amounts are probable of recovery under the affiliates’ rate regulation process.

As of March 31, 2026, CenterPoint Energy, Houston Electric and SIGECO had VIEs including Transition Bond Company IV, Restoration Bond Company II, Restoration Bond Company III and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or system restoration property or facilitating the securitization financing of qualified costs. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is its primary beneficiary. Houston Electric has a controlling financial interest in each of the Bond Companies and is the primary beneficiary of each of the Bond Companies. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by these VIEs are payable only from and secured by transition property, system restoration property or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO. For further information, see Note 6.

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

(2) Accounting Policies and Recent Accounting Pronouncements

There have been no material changes in our significant accounting policies from those described in our combined 2025 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows for the periods presented:

	March 31, 2026			December 31, 2025
	CenterPoint Energy (3)	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$639	$39	$1	$38	$25	$—
Restricted cash included in Prepaid expenses and other current assets (2)	17	11	—	11	4	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$656	$50	$1	$49	$29	$—

(1)Cash and cash equivalents related to VIEs as of March 31, 2026 and December 31, 2025 included $54 million and $34 million, respectively, at CenterPoint Energy and $39 million and $25 million, respectively, at Houston Electric.
(2)Restricted cash primarily related to accounts established by CenterPoint Energy and Houston Electric in connection with the issuance of the Securitization Bonds to collateralize the Securitization Bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the Securitization Bonds.
(3)Cash and cash equivalents at CenterPoint Energy as of March 31, 2026 primarily related to the proceeds from the issuance of the Restoration Bond Company III Securitization Bonds in February 2026 at Houston Electric and additional financing transactions as described in Note 9.

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

(3) Held for Sale, Divestitures and Acquisition (CenterPoint Energy and CERC)

Held for Sale. On October 20, 2025, CERC Corp. entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH to NFGC. The purchase price is $2.62 billion, which is comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the transaction; and (ii) a 364-day seller promissory note, in the original principal amount of $1.2 billion, to be issued by NFGC at the closing of the transaction and payable to CERC Corp. as provided by the terms and conditions of the Seller Note Agreement. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) completion of a notice filing and review with the PUCO; and (iii) customary conditions regarding the accuracy of the representations and warranties and compliance by the parties with their respective obligations under the Ohio Securities Purchase Agreement. The transaction is not subject to a financing condition and will not close prior to October 1, 2026 without the consent of CERC Corp. As of March 31, 2026, the assets included approximately 6,000 miles of transmission and distribution pipeline in Ohio serving approximately 337,000 metered customers. The Ohio natural gas LDC business is reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment. A filing was made on January 9, 2026, notifying the PUCO of the execution of the Ohio Securities Purchase Agreement.

In October 2025, certain assets and liabilities representing the Ohio natural gas LDC business met the held for sale criteria. The assets and liabilities of the Ohio natural gas LDC business classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, included the following for the periods presented:

CenterPoint Energy

	March 31, 2026	December 31, 2025
	(in millions)
Accounts receivable, net	$67	$47
Accrued unbilled revenues	29	45
Materials and supplies	10	9
Property, plant and equipment, net	1,774	1,803
Goodwill	393	393
Regulatory assets	358	372
Total current assets held for sale	$2,631	$2,669

Accounts payable	$72	$100
Taxes accrued	31	37
Customer deposits	5	5
Other current liabilities	2	8
Regulatory liabilities	320	328
Other non-current liabilities	41	42
Total current liabilities held for sale	$471	$520

CERC

	March 31, 2026	December 31, 2025
	(in millions)
Accounts receivable, net	$67	$47
Accrued unbilled revenues	29	45
Materials and supplies	10	9
Property, plant and equipment, net	1,774	1,803
Goodwill	219	219
Regulatory assets	358	372
Total current assets held for sale	$2,457	$2,495

Accounts payable	$72	$100
Taxes accrued	31	37
Customer deposits	5	5
Other current liabilities	2	8
Regulatory liabilities	320	328
Other non-current liabilities	41	42
Total current liabilities held for sale	$471	$520

Although the Ohio natural gas LDC business meets the held for sale criteria, its announced disposal does not represent a strategic shift for CenterPoint Energy and CERC as both will retain significant operations in, and will continue to invest in, their natural gas businesses. Therefore, the assets and liabilities, as well as the related income and expenses, associated with this transaction were not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Income, as applicable. Since the depreciation on the assets of the Ohio natural gas LDC business will continue to be reflected in revenues through customer rates until the expected closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets once sold, CenterPoint Energy and CERC will continue to record depreciation on those assets through the expected closing of the transaction.

The pre-tax income for the Ohio natural gas LDC business, excluding corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Income Before Income Taxes	$32	$35

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

CenterPoint Energy and CERC recognized a loss of $43 million and a gain of $52 million, respectively, net of transaction costs of $21 million, in connection with the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses during the three months ended March 31, 2025. CenterPoint Energy and CERC received $6 million from the LAMS Buyers related to working capital and other customary adjustments set forth in the LAMS Asset Purchase Agreement during the three months ended March 31, 2026.

The pre-tax income for the Louisiana and Mississippi natural gas LDC businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income was $48 million during the three months ended March 31, 2025.

Effective on the date of the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses, CERC entered into the Transition Services Agreement, whereby CERC agreed to provide certain transition services, including accounting, customer operations, procurement, and technology functions, for a term of up to 24 months. Subject to the conditions in the Transition Services Agreement, the LAMS Buyers may terminate these support services with 60 days prior written notice. CenterPoint Energy’s and CERC’s charges to the LAMS Buyers for reimbursement of transition services costs were $12 million during the three months ended March 31, 2026. CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets included a receivable due from the LAMS Buyers for transition services in the amount of $11 million and $9 million as of March 31, 2026 and December 31, 2025, respectively.

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

(4) Revenue

The following tables disaggregate revenues by reportable segment and major source for the periods presented:

CenterPoint Energy

	Three Months Ended March 31, 2026
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,213	$1,760	$2	$2,975
Other (1)	(4)	5	1	2
Eliminations	—	(1)	(1)	(2)
Total revenues	$1,209	$1,764	$2	$2,975

	Three Months Ended March 31, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,072	$1,883	$1	$2,956
Other (1)	(6)	(30)	1	(35)
Eliminations	—	(1)	—	(1)
Total revenues	$1,066	$1,852	$2	$2,920
(1)Primarily consists of income from ARPs and leases.

Houston Electric

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenue from contracts with customers	$1,002	$892
Other (1)	(11)	(8)
Total revenues	$991	$884
(1)Primarily consists of income from ARPs and leases.

CERC

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenue from contracts with customers	$1,695	$1,819
Other (1)	2	(31)
Total revenues	$1,697	$1,788
(1)Primarily consists of income from ARPs and leases.

The opening and closing balances of accounts receivable and accrued unbilled revenues from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable (1) (2)	Accrued Unbilled Revenues (2)
	(in millions)
Opening balance as of December 31, 2025	$722	$600
Closing balance as of March 31, 2026	780	408
Increase (decrease)	$58	$(192)
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.
(2)The opening balance as of December 31, 2025 and the closing balance as of March 31, 2026 also excluded amounts classified as held for sale associated with the Ohio natural gas LDC business.

Houston Electric

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2025	$300	$169
Closing balance as of March 31, 2026	303	141
Increase (decrease)	$3	$(28)
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.

CERC

	Accounts Receivable (1) (2)	Accrued Unbilled Revenues (2)
	(in millions)
Opening balance as of December 31, 2025	$357	$372
Closing balance as of March 31, 2026	417	218
Increase (decrease)	$60	$(154)
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.
(2)The opening balance as of December 31, 2025 and the closing balance as of March 31, 2026 also excluded amounts classified as held for sale associated with the Ohio natural gas LDC business.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits for the periods presented:

Pension Benefits (CenterPoint Energy)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Service cost (1)	$7	$6
Interest cost (2)	19	20
Expected return on plan assets (2)	(21)	(20)
Amortization of net loss (2)	7	7
Net periodic cost	$12	$13
(1)Included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.

(2)Included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended March 31,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest cost (1)	$3	$1	$1	$3	$1	$1
Expected return on plan assets (1)	(1)	(1)	—	(1)	(1)	—
Amortization of prior service cost (credit) (1)	(1)	(1)	—	(1)	(1)	1
Amortization of net loss (1)	(2)	(1)	—	(2)	(1)	(1)
Net periodic cost (benefit)	$(1)	$(2)	$1	$(1)	$(2)	$1
(1)Included in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

Benefit Plan Contributions

The table below reflects the contributions made to the pension and postretirement benefit plans during the period presented:

	Three Months Ended March 31, 2026
	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$16	$—	$—
Postretirement benefit plans	4	—	2

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

	March 31, 2026			December 31, 2025
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Unrecognized equity return	$328	$139	$123	$310	$135	$111
(1)In addition to the amounts described in (2) and (3) below, primarily includes CenterPoint Energy’s allowed equity return on post in-service carrying cost generally associated with investments in SIGECO.
(2)Primarily includes Houston Electric’s allowed equity return on TEEEF costs and certain storm restoration costs.
(3)Primarily includes CERC’s allowed equity return on post in-service carrying cost associated with certain distribution facilities replacement expenditures in Texas and at Indiana Gas.

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income for the period presented:

	Three Months Ended March 31,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$12	$10	$1	$2	$1	$1

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their natural gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Indiana and Texas, and continue to recover the natural gas cost in Minnesota. As of March 31, 2026 and December 31, 2025, each of CenterPoint Energy and CERC had recorded current regulatory assets of $48 million and $70 million associated with the February 2021 Winter Storm Event.

See Note 11(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization

The Texas Natural Gas Securitization Finance Corporation issued customer rate relief bonds in March 2023, and on March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in cash proceeds from the issuance and sale of the state’s customer rate relief bonds. As CenterPoint Energy and CERC have no future financial obligations for the repayment of the state’s customer rate relief bonds, the customer rate relief bonds are not recorded on CenterPoint Energy’s or CERC’s balance sheets. The state’s customer rate relief bonds are backed in part by customer rate relief property, including customer rate relief charges, which are non-bypassable uniform monthly volumetric charges to be paid by all existing and future sales customers as a component of each regulated utility’s gas cost, separate from their base rate. CERC acts as a collection agent, whose duties include management, servicing and administration of a portion of the customer rate relief property which is associated with the customer rate relief charge imposed on customers of CERC under the guidance and direction from the Railroad Commission. The Texas Natural Gas Securitization Finance Corporation, and not CenterPoint Energy or CERC, is the owner of the customer rate relief property. The assets of the Texas Natural Gas Securitization Finance Corporation are not available to pay creditors of CenterPoint Energy, CERC, or their affiliates. While the customer rate relief charges will be included by CERC in their monthly billings, the billing amount is established by the Railroad Commission. CERC will remit all customer rate relief charges collected to the financing entity set up by the Railroad Commission. Therefore, the collection and servicing of customer rate relief charges have no impact on the respective Statements of Consolidated Income of CenterPoint Energy or CERC.

Indiana Electric Securitization of Generation Retirements (CenterPoint Energy)

On June 29, 2023, in connection with the securitization of qualified costs associated with the retirements of Indiana Electric’s A.B. Brown coal-fired generation facilities, the SIGECO Securitization Subsidiary issued $341 million aggregate principal amount of the SIGECO Securitization Bonds and used a portion of the net proceeds from the issuance to purchase the securitization property from SIGECO.

The SIGECO Securitization Bonds are secured by the securitization property, which includes the right to recover, through non-bypassable securitization charges payable by SIGECO’s retail electric customers, such qualified costs. The SIGECO Securitization Subsidiary, and not SIGECO, is the owner of the securitization property, and the assets of the SIGECO Securitization Subsidiary are not available to pay the creditors of SIGECO or its affiliates, other than the SIGECO Securitization Subsidiary. SIGECO has no payment obligations with respect to the SIGECO Securitization Bonds except to remit collections of securitization charges as set forth in a servicing agreement between SIGECO and the SIGECO Securitization Subsidiary.

TEEEF (CenterPoint Energy and Houston Electric)

Pursuant to Texas legislation passed in 2021, Houston Electric entered into two leases for medium (5.7 MW) and large (27 MW to 32 MW) TEEEF. Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery. Expenses associated with the short-term lease, including carrying costs, were deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $75 million and $78 million as of March 31, 2026 and December 31, 2025, respectively. Expenses associated with the long-term lease, including variable costs associated with the operation and maintenance of the TEEEF, depreciation expense on the right of use asset and carrying costs, are deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $104 million and $123 million as of March 31, 2026 and December 31, 2025, respectively.

Right of use finance lease assets, such as assets acquired under the long-term leases that are still included in the rate base of the regulated utility, are evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator is probable through monitoring the outcome of rate cases and other proceedings. Houston Electric continues to monitor the ongoing proceedings and did not record any impairments or disallowances on its right of use assets or TEEEF regulatory assets during the three months ended March 31, 2026 or 2025.

Effective January 1, 2023, all medium and large TEEEF were leased under the long-term lease agreement. The long-term lease agreement includes up to 519 MW of TEEEF, all of which were delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all such TEEEF leases. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of March 31, 2026 and December 31, 2025 and relates to removal costs that will be incurred at the end of the lease term. As of March 31, 2026, Houston Electric had secured a first lien on the assets leased under the prepayment agreement.

On December 19, 2024, Houston Electric announced a proposal to release its 15 large TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region for a period of up to two years. On April 18, 2025, a proposal was filed with the PUCT (Docket 57980) seeking approval of the aforementioned release to ERCOT and CPS Energy, a corresponding reduction to TEEEF fleet capacity and a rate reduction to reflect the removal of the 15 large TEEEF units from Houston Electric’s TEEEF fleet. On June 4, 2025, Houston Electric entered into definitive documentation (the “ERCOT Transaction”), subject to PUCT approval in Docket 57980, to release the 15 large TEEEF units to the San Antonio area until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, during which time Houston Electric will not receive revenue or profit from ERCOT and will not charge Houston-area customers for such TEEEF units while they remain in the San Antonio area serving ERCOT. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving the large TEEEF units; because the TEEEF units would not be available to serve customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. On June 5, 2025, certain intervenors submitted a joint request for hearing. On July 9, 2025, the PUCT referred this docket to the SOAH. On October 13, 2025, intervenor testimony was filed. On November 21, 2025 Houston Electric filed supplemental testimony proposing removal of its five medium TEEEF units from its fleet and rates. On April 10, 2026, Houston Electric requested continued abatement until April 24, 2026 due to continued settlement discussions. Following removal of the large and medium TEEEF units from the regulated utility, as proposed in the aforementioned proceeding, such TEEEF units are subject to impairment testing under ASC 360.

On September 11, 2024, the TCA filed a complaint with the PUCT requesting that the PUCT modify its rulings with respect to its prior decisions related to Houston Electric’s TEEEF filings made in 2022 and 2023. Specifically, the TCA requested that the PUCT end cost recovery and return on investment on all the large and medium TEEEF units approved in Docket 53442. On June 29, 2025, Order No. 9 was issued to abate this complaint case until a final order is issued in Docket 57980.

Pursuant to Texas legislation passed in 2023, Houston Electric has entered into contractual arrangements to facilitate access to small (200 kW to 1,250 kW) TEEEF units. In January, 2025, the PUCT adopted the TEEEF Rule, which refined the scope of TEEEF filings that can be made pursuant to applicable Texas regulations, and in February 2026, the TEEEF Rule was amended pursuant to Texas Senate Bill 231 to, among other things, prohibit TDUs from entering into, renewing or extending leases for TEEEF units unless such units have a maximum generation capacity of 5 or fewer MW and are rapidly deployable. The TEEEF Rule has specific provisions relating to when and how utilities must request PUCT authorization to lease TEEEF units, and it generally requires a utility to obtain preapproval prior to renewing or entering into a new lease of TEEEF units, with exceptions for emergency situations or if the lease includes a provision allowing for the alteration of the lease based on applicable PUCT orders or rules. Houston Electric believes that it continues to need small TEEEF units, and on May 27, 2025, Houston Electric filed an application pursuant to the TEEEF Rule requesting preapproval to enter into two leases for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200 kW to 1,250 kW, for respective terms of 36 months. Approval of Houston Electric’s request in this filing will have no cost impact on customers at this time because cost determination will occur in a future proceeding. On October 13, 2025, Houston Electric filed errata and supplemental testimony to modify its application to instead request preapproval of just one lease for all 36 small TEEEF units. On December 3, 2025, Houston Electric filed a stipulation and settlement agreement. On March 12, 2026, the PUCT issued an order authorizing Houston Electric to enter into a lease for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200 kW to 1,250 kW, for a term of 36 months.

May 2024 Storm Events

Houston Electric’s electric delivery system suffered significant damage as a result of the May 2024 Storm Events. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole-mounted equipment that comprise Houston Electric’s transmission and distribution system are not covered by property insurance.

In September 2025, Restoration Bond Company II issued approximately $401.5 million aggregate principal amount of the Restoration Bond Company II Securitization Bonds and used a portion of the net proceeds from the issuance to purchase the system restoration property, which was composed of system restoration costs previously classified within Regulatory assets and Property, plant and equipment on Houston Electric’s Condensed Consolidated Balance Sheets, from Houston Electric. Subsequent to the issuance of the Restoration Bond Company II Securitization Bonds, the system restoration property is reflected within Regulatory Assets on Houston Electric’s Condensed Consolidated Balance Sheets.

The Restoration Bond Company II Securitization Bonds are secured by the system restoration property, which includes the right to recover, through non-bypassable system restoration charges payable by Houston Electric’s retail electric customers, the qualified costs of Houston Electric associated with the May 2024 Storm Events authorized by the PUCT Financing Order. Restoration Bond Company II, not Houston Electric, is the owner of the system restoration property, and the assets of Restoration Bond Company II are not available to pay the creditors of Houston Electric or its affiliates, other than Restoration Bond Company II. Houston Electric has no payment obligations with respect to the Restoration Bond Company II Securitization Bonds except to remit collections of system restoration charges as set forth in a servicing agreement between Houston Electric and Restoration Bond Company II.

Hurricane Beryl and Subsequent Storm Events

Houston Electric’s electric delivery system suffered significant damage as a result of Hurricane Beryl and certain other significant storms. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole-mounted equipment that comprise Houston Electric’s transmission and distribution system are not covered by property insurance.

In February 2026, Restoration Bond Company III issued approximately $1.193 billion aggregate principal amount of the Restoration Bond Company III Securitization Bonds and used a portion of the net proceeds from the issuance to purchase the system restoration property, which was composed of system restoration costs previously classified within Regulatory assets and Property, plant and equipment on Houston Electric’s Condensed Consolidated Balance Sheets, from Houston Electric. Subsequent to the issuance of the Restoration Bond Company III Securitization Bonds, the system restoration property is reflected within Regulatory Assets on Houston Electric’s Condensed Consolidated Balance Sheets.

The Restoration Bond Company III Securitization Bonds are secured by the system restoration property, which includes the right to recover, through non-bypassable system restoration charges payable by Houston Electric’s retail electric customers, the qualified costs of Houston Electric associated with Hurricane Beryl and certain other significant storms authorized by the PUCT in its Financing Order. Restoration Bond Company III, not Houston Electric, is the owner of the system restoration property, and the assets of Restoration Bond Company III are not available to pay the creditors of Houston Electric or its affiliates, other than Restoration Bond Company III. Houston Electric has no payment obligations with respect to the Restoration Bond Company III Securitization Bonds except to remit collections of system restoration charges as set forth in a servicing agreement between Houston Electric and Restoration Bond Company III.

See Note 11(c) for information regarding litigation related to Hurricane Beryl.

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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets. A market approach is utilized to value the Registrants’ Level 2 interest rate derivative assets or liabilities and natural gas derivative assets or liabilities, if any. CenterPoint Energy’s Level 2 indexed debt securities derivative is valued using an option model and a discounted cash flow model, which uses projected dividends on the ZENS-Related Securities and a discount rate as observable inputs.

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

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period. As of March 31, 2026 and December 31, 2025, the Registrants did not have any assets or liabilities classified as Level 3.

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of the dates presented and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value:

CenterPoint Energy

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investment in equity securities	$555	$—	$—	$555	$510	$—	$—	$510
Investments, including money market funds (1) (3)	28	—	—	28	23	—	—	23
Total assets	$583	$—	$—	$583	$533	$—	$—	$533
Liabilities
Indexed debt securities derivative	$—	$606	$—	$606	$—	$564	$—	$564
Total liabilities	$—	$606	$—	$606	$—	$564	$—	$564

Houston Electric

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (2) (3)	$11	$—	$—	$11	$6	$—	$—	$6
Total assets	$11	$—	$—	$11	$6	$—	$—	$6

CERC

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$16	$—	$—	$16	$16	$—	$—	$16
Total assets	$16	$—	$—	$16	$16	$—	$—	$16
(1)Primarily included in Other non-current assets in the respective Condensed Consolidated Balance Sheets.
(2)Primarily included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
(3)Includes amounts associated with capital contributions made to the Bond Companies.

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

	March 31, 2026			December 31, 2025
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Short-term borrowings and long-term debt, including current maturities	(in millions)
Carrying amount	$24,683	$11,557	$4,716	$22,980	$10,079	$4,717
Fair value	23,968	10,606	4,697	22,377	9,292	4,711
(1)Includes Securitization Bonds.

(8) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (loss) on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for each period presented:

	Three Months Ended March 31,
	2026	2025
	(in millions)
AT&T Common	$42	$56
Charter Common	6	23
WBD Common	(3)	—
Total gains on equity securities, net	$45	$79

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

	Shares Held		Carrying Value
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
			(in millions)
AT&T Common	10,212,945	10,212,945	$296	$254
Charter Common	872,503	872,503	188	182
WBD Common	2,470,685	2,470,685	68	71
Other			3	3
Total			$555	$510

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion, of which $828 million remained outstanding as of March 31, 2026. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following for the periods presented:

	March 31, 2026	December 31, 2025
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

On February 27, 2026, Paramount Skydance Corporation (“Paramount”) and WBD announced they entered into a definitive merger agreement under which Paramount will pay $31.00 per share in cash for all outstanding shares of WBD. If the merger closes, WBD shares would be exchanged for cash and as a result, reference shares would consist of AT&T Common and Charter Common. The merger is expected to close in the third quarter of 2026.

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of March 31, 2026, the ZENS, having an original principal amount of $828 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(9) Short-term Borrowings and Long-term Debt

Debt Issuances. In January 2026, CERC Corp. entered into a delayed draw term loan agreement pursuant to which the banks party thereto have committed to provide term loans in an aggregate principal amount of up to $800 million by March 30, 2026 in up to three separate borrowings, subject to the satisfaction or waiver of certain customary conditions. The maturity date of the term loan is July 16, 2027. The borrowings under the term loan agreement bear interest at CERC’s option, at a rate per annum equal to either (i) Term SOFR (as defined in the term loan agreement), plus a margin of 0.85%, or (ii) the Alternate Base Rate (as defined in the term loan agreement). CERC Corp. borrowed $500 million on January 20, 2026 and borrowed the remaining $300 million on March 25, 2026. CERC used the proceeds thereof for general corporate purposes.

In February 2026, Restoration Bond Company III issued and sold approximately $1.193 billion aggregate principal amount of the Restoration Bond Company III Securitization Bonds in three tranches with initial principal amounts of $298,370,000, $397,825,000 and $497,279,000, with interest rates of 3.899%, 4.480% and 4.864% and scheduled final payment dates of December 2030, June 2035 and December 2039, respectively. Restoration Bond Company III used the net proceeds from the issuance to purchase the system restoration property from Houston Electric.

In February 2026, Houston Electric issued and sold $800 million aggregate principal amount of its 4.85% General Mortgage Bonds, Series AR, due 2036. Total proceeds, net of transaction expenses and fees, were approximately $791 million, which was used for general limited liability company purposes, including capital expenditures and working capital purposes.

2029 Convertible Senior Notes. In February 2026, CenterPoint Energy issued and sold $650 million aggregate principal amount of the 2029 Convertible Senior Notes. The 2029 Convertible Notes bear interest at a rate of 2.875% per year. Total proceeds, net of transaction expenses and fees, were approximately $642 million, which were used for general corporate purposes.

Interest on the 2029 Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The 2029 Convertible Notes will mature on May 15, 2029, unless earlier converted or repurchased by CenterPoint Energy in accordance with their terms.

Prior to the close of business on the business day immediately preceding February 15, 2029, the 2029 Convertible Notes are convertible only under certain conditions. On or after February 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2029 Convertible Notes may convert all or any portion of their 2029 Convertible Notes at any time at the conversion rate then in effect, irrespective of the conditions. CenterPoint Energy may not redeem the 2029 Convertible Notes prior to the maturity date.

Upon conversion of the 2029 Convertible Notes, CenterPoint Energy will pay cash up to the aggregate principal amount of the 2029 Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at CenterPoint Energy’s election, in respect of the remainder, if any, of CenterPoint Energy’s conversion obligation in excess of the aggregate principal amount of the 2029 Convertible Notes being converted. The conversion rate for the 2029 Convertible Notes is initially 18.6524 shares of Common Stock per $1,000 principal amount of 2029 Convertible Notes (equivalent to an initial conversion price of approximately $53.61 per share of Common Stock). The initial conversion price of the 2029 Convertible Notes represents a premium of approximately 25.0% over the last reported sale price of the Common Stock on the NYSE on February 23, 2026. Initially, a maximum of 15,155,010 shares of Common Stock may be issued upon conversion of the 2029 Convertible Notes based on the initial maximum conversion rate of 23.3154 shares of Common Stock per $1,000 principal amount of 2029 Convertible Notes. The conversion rate will be subject to adjustment in some events (as described in the 2029 Convertible Notes Indenture) but will not be adjusted for any accrued and unpaid interest.

Debt Repayments. On February 11, 2026, CERC Corp. commenced sending out notices of full prepayment relating to (i) $10 million aggregate principal amount of its 4.25% Senior Notes, Series B, due June 5, 2043, (ii) $40 million aggregate principal amount of its 4.36% Senior Notes, Series B, due December 15, 2045, (iii) $35 million aggregate principal amount of its 5.99% Senior Notes, Series C, due November 30, 2041, (iv) $60 million aggregate principal amount of its 5.02% Senior Notes, Series B, due November 30, 2026 and (v) $100 million aggregate principal amount of its 5.00% Senior Notes due February 3, 2042, pursuant to Note Purchase Agreements, each dated as of May 27, 2022, by and among CERC Corp. and the purchasers party thereto. Such notes were prepaid on March 27, 2026 at 100% of the principal amount plus accrued and unpaid interest and a Make-Whole Amount (as defined in the respective Note Purchase Agreements). Each of CenterPoint Energy and CERC recognized a loss on early extinguishment of debt of approximately $13 million for the three months ended March 31, 2026, which is included in Interest expense and other finance charges on their respective Statements of Consolidated Income.

In February 2026, Houston Electric repaid the $500 million outstanding amount of its term loan, including accrued and unpaid interest thereon, and, following the repayment, the term loan agreement was terminated.

Credit Facilities. On January 29, 2025, CenterPoint Energy, Houston Electric, CERC and SIGECO each entered into extension agreements to, among other things, extend the maturity date of the lenders’ commitments under each of their respective credit agreements by one year, from December 6, 2027 to December 6, 2028. The Registrants had the following revolving credit facilities as of March 31, 2026:

Registrant	Execution Date	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of March 31, 2026 (2)	Termination Date
		(in millions)
CenterPoint Energy	December 6, 2022	$2,400	1.500%	65.0%	(3)	59.6%	December 6, 2028
CenterPoint Energy (4)	December 6, 2022	250	1.125%	65.0%		45.0%	December 6, 2028
Houston Electric	December 6, 2022	300	1.250%	67.5%	(3)	51.8%	December 6, 2028
CERC	December 6, 2022	1,050	1.125%	65.0%		40.3%	December 6, 2028
Total		$4,000
(1)Based on credit ratings as of March 31, 2026.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of March 31, 2026.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	March 31, 2026				December 31, 2025
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$—	$—	—%	$—	$—	$420	3.78%
CenterPoint Energy (2)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC (1)	—	—	—	—%	—	—	559	3.86%
Total	$—	$—	$—		$—	$—	$979
(1)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities of up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility.
(2)This credit facility was issued by SIGECO.

Liens. As of March 31, 2026, Houston Electric’s assets were subject to liens securing approximately $10.1 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s condensed consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of March 31, 2026, approximately $4.8 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of March 31, 2026, SIGECO had approximately $1.5 billion aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of March 31, 2026, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $947 million of additional first mortgage bonds could be issued on this basis.

(10) Income Taxes

The Registrants reported the following effective tax rates for the periods presented:

	Three Months Ended March 31,
	2026	2025
CenterPoint Energy (1)	23%	21%
Houston Electric (2)	19%	19%
CERC (3)	25%	25%

(1)CenterPoint Energy’s higher effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due primarily to a decrease in excess deferred income tax amortization of a regulatory liability resulting from the sale of Louisiana and Mississippi natural gas LDC businesses in the first quarter of 2025.
(2)Houston Electric’s effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was unchanged.
(3)CERC’s effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was unchanged. The impact of the decrease in excess deferred tax amortization of a regulatory liability resulting from the sale of Louisiana and Mississippi natural gas LDC businesses in the first quarter of 2025 offsets the decrease in state taxes from the sale of these businesses.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $24 million as of March 31, 2026. The Registrants believe that it is reasonably possible that the Registrants will recognize an $18 million tax benefit, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2023 have been audited and settled with the IRS for CenterPoint Energy. For tax years 2024, 2025 and 2026, the Registrants are participants in the IRS’s Compliance Assurance Process.

(11) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. Contracts with minimum payment obligations have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 because these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of March 31, 2026, CenterPoint Energy and CERC had the following undiscounted minimum purchase obligations:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remainder of 2026	$460	$98	$116	$457
2027	606	158	149	602
2028	560	100	133	556
2029	539	98	2	535
2030	491	81	2	488
Thereafter	1,366	1,538	78	1,343
Total	$4,022	$2,073	$480	$3,981
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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly-owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimated the maximum exposure under these guarantees to be approximately $430 million as of March 31, 2026 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred to be remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 related to its obligation under the outstanding guarantees.

(c) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to Hurricane Beryl. Various federal, state and local governmental and regulatory agencies and other entities called for or conducted inquiries and investigations into Hurricane Beryl, the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues, and the procurement of TEEEF. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations. Ongoing and future inquiries, investigations and proposed legislation regarding Hurricane Beryl could adversely affect our business, financial condition, results of operations and cash flows, including with respect to our recovery of costs incurred as a result of Hurricane Beryl or future severe weather events; the assessment of financial penalties; changes to Houston Electric’s system, service territories, operations and/or regulatory treatment; and the viability for Houston Electric to continue leasing TEEEF. Further, on January 22, 2025, a putative shareholder of CenterPoint Energy, Donel Davidson, filed a derivative petition in Harris County District Court, Texas, alleging breach of fiduciary duty and unjust enrichment on behalf of CenterPoint Energy against certain of its current and former directors and officers citing, in part, the topics of these inquiries and investigations. The action seeks to recover damages and other relief from the defendants on behalf of CenterPoint Energy. The action was removed to the Texas Business Courts, and on June 18, 2025, the parties filed an agreed upon stipulation to stay the case, which was approved by the court on June 24, 2025. As of March 31, 2026, the case remains stayed. Additionally, on February 12, 2025, a second putative shareholder of CenterPoint Energy made a demand on the Board to investigate the same basic allegations raised in the derivative petition filed by Donel Davidson.

CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, wrongful death, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. Following Hurricane Beryl, several putative class actions were filed against CenterPoint Energy and/or Houston Electric in the District Courts of Harris County, Texas, on behalf of individuals or entities who claim losses due to power outages lasting at least 48 hours as a result of Hurricane Beryl, such actions consisting of the following proposed classes: (1) all restaurants in Harris County, Galveston County, and Montgomery County; (2) all residential customers; and (3) all health, wellness, medical and beauty facilities in Harris County. These putative classes asserted claims and theories of negligence, gross negligence, nuisance, fraud, and/or violation of Houston Electric’s tariff for retail delivery service, and each seeks damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. On July 30, 2025, the plaintiffs in the putative class action on behalf of all residential customers nonsuited without prejudice all claims and causes of action. In addition, the plaintiffs in the other two putative class actions have amended their petitions to remove all class action allegations and assert claims of negligence, gross negligence, nuisance and/or intentional misconduct. One of those lawsuits is brought by approximately 220 individually named plaintiffs, and the other lawsuit includes approximately 50 individually named plaintiffs. Several individual actions have also been filed in Harris County District Courts asserting claims of negligence, negligence per se, negligent undertaking and/or gross negligence against CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric. Certain plaintiffs in these actions allege personal injury or property damage and seek damages in excess of $1 million. These cases have been transferred to the designated MDL pretrial court. CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric filed dispositive motions in the two former putative class action cases and certain of the individual actions. On December 1, 2025, the MDL pretrial court granted Houston Electric’s dispositive motion in one of the individual actions brought by a business alleging losses due to a power outage following Hurricane Beryl. On January 28, 2026, the MDL pretrial court denied dispositive motions filed by CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric in individual actions alleging personal injury or property damage. Houston Electric filed notices of appeal of these orders, and its opening briefs were filed on April 13, 2026. On March 19, 2026, the MDL pretrial court ruled on CenterPoint Energy and/or Houston Electric’s dispositive motions in the two former putative class actions, granting the motions as to the plaintiffs’ claims for negligence, fraud and nuisance but denying them as to plaintiffs’ gross negligence claims. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to vigorously defend themselves against the lawsuits. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, certain insurers have disputed, and more insurers may dispute, coverage for some types of claims or damages that have been or may in the future be alleged by plaintiffs. For example, CenterPoint Energy has received from two insurers denials of indemnity coverage in the cases arising out of power outages based on the failure to supply exclusion, and those insurers have also reserved their rights with respect to coverage in those actions. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the number of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses.

Litigation Related to the February 2021 Winter Storm Event. Various legal proceedings are still pending against numerous entities with respect to the February 2021 Winter Storm Event, including against CenterPoint Energy, Houston Electric, and CERC. Like other Texas energy companies and TDUs, CenterPoint Energy and Houston Electric have become involved in certain investigations, litigation and other regulatory and legal proceedings regarding their efforts to restore power during the storm and their compliance with NERC, ERCOT and PUCT rules and directives. Additionally, like other natural gas market participants, CERC has been named in litigation alleging gas market manipulation.

CenterPoint Energy, Utility Holding, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of March 31, 2026, there were approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 150 of those lawsuits. The plaintiffs in the lawsuits asserted negligence, gross negligence and nuisance causes of action, among others, against CenterPoint Energy, Utility Holding and Houston Electric. Following the filing of dispositive motions under Rule 91a of the Texas Rules of Civil Procedure in five representative or “bellwether” cases in the MDL proceeding and related mandamus proceedings in the court of appeals and the Supreme Court of Texas, the plaintiffs’ claims against CenterPoint Energy and Houston Electric have been dismissed with the exception of the plaintiffs’ gross negligence claims. With respect to the plaintiffs’ gross negligence claims, the Supreme Court of Texas concluded that the plaintiffs should be given the opportunity to replead those claims. Following issuance of the decision of the Supreme Court of Texas on September 11, 2025, most plaintiffs filed amended petitions, and four bellwether cases have been selected for another round of motions to dismiss based on plaintiffs’ petitions. The MDL judge issued the briefing schedule for these pleadings-based motions, and the TDUs filed their initial briefing on April 17, 2026. The claims against Utility Holding have been dismissed in light of the judge’s initial rulings on the Rule 91a dispositive motions. The TDUs (including Houston Electric) also filed a motion to dismiss under Chapter 150 of the Texas Civil Practice and Remedies Code in one of the bellwether cases and argued that all of plaintiffs’ claims should be dismissed because the plaintiffs did not include a sufficient certificate of merit by a qualified engineer with their petition, as required by Texas law. On November 13, 2024, the MDL judge granted the TDUs’ motion to dismiss under Chapter 150, and on December 3, 2024, the plaintiffs filed a notice of appeal of that ruling. Briefing in this appellate proceeding is complete. Aside from the filing of amended pleadings and certain dispositive motions in response, all litigation otherwise remains stayed in the MDL. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the remaining claims.

In February 2023, multiple lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as a defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CenterPoint Energy Services, Inc.). There are two main remaining lawsuits—one filed in Harris County and one in Tom Green County—which were brought by an entity that purports to be an assignee of the claims of tens of thousands of persons and entities. These suits, generally allege that the defendants engaged in gas market manipulation, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event. Plaintiffs allege that this manipulation impacted gas supply and prices and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, consequential, economic and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. All of these lawsuits have been transferred to the existing MDL proceeding referenced above. These gas market cases are in addition to the 220 cases noted above regarding electric market issues.

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

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in the oilfield at issue in the case from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the federal courts’ consideration of various motions to remand and multiple appeals of remand orders. Several cases involving other parishes were remanded to Louisiana state court. To date, two of the 42 suits have substantially progressed in state court. The first case, Cameron Parish v. Auster Oil & Gas, Inc., et al., settled shortly before trial on confidential terms. The second case, Plaquemines Parish v. Rozel Operating Co., et al., was tried against one defendant, Chevron Corporation, and on April 4, 2025, the jury returned a verdict of $744.6 million. Before final judgment was entered, the Rozel case was stayed until the United States Supreme Court rules on the merits of a jurisdictional issue in a related case that does not include Primary Fuels, Inc. On April 17, 2026, the United States Supreme Court ruled on the jurisdictional issue in the related case, holding that the defendants satisfied a key requirement for federal jurisdiction in that case. The Supreme Court did not resolve whether defendants in other cases can satisfy the requirements for federal court jurisdiction. As of March 31, 2026, the federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants. The timing of further progress in the Jefferson Parish case is uncertain and dependent in part on the court’s ruling on the motion to remand and further developments in other related cases.

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

	March 31, 2026
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$12	$10
Minimum estimated remediation costs	9	7
Maximum estimated remediation costs	49	41
Minimum years of remediation	5	5
Maximum years of remediation	50	50

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

CCR Legacy Rule (CenterPoint Energy). On April 25, 2024, the EPA released its final Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals from Electric Utilities; Legacy CCR Surface Impoundments rule (CCR Legacy Rule), which was published in the Federal Register in May 2024. The CCR Legacy Rule requires companies to investigate previously closed impoundments that were used historically for ash disposal or locations which have had ash placed on them in amounts set forth in the CCR Legacy Rule. On February 10, 2026, the EPA published a final rule extending various deadlines under the CCR Legacy Rule, including those related to facility evaluation requirements. The Registrants have completed their preliminary review of potential sites that will require further investigation under the CCR Legacy Rule and identified certain sites in Indiana for further evaluation. During 2024, Indiana Electric recorded an approximate $11 million ARO with a corresponding increase of $11 million to Property, plant and equipment for amounts recoverable for electric generation stations that are currently in service. These estimates reflect the discounted value of future estimated capping costs for an area of historic ash placement at F.B. Culley. Indiana Electric will continue to refine the assumptions, engineering analyses and resulting cost estimates associated with this ARO and such refinement could materially impact the amount of the estimated ARO. On April 13, 2026, the EPA published amendments to the CCR Legacy Rule which, if finalized, could rescind further investigation and remediation requirements for those Indiana Electric sites referenced above.

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

(12) Earnings Per Share (CenterPoint Energy)

The methodology for calculating basic and diluted earnings per share was disclosed in our combined 2025 Form 10-K. Except as described below, there have been no material changes in those disclosures.

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

Diluted earnings per common share will also reflect the dilutive effect of potential conversions of our convertible notes into shares of Common Stock. Convertible debt in which the principal amount must be settled in cash is excluded from the calculation of diluted earnings per common share. There would be no interest expense adjustment to the numerator for the cash-settled portion of the convertible notes because that portion will always be settled in cash. The conversion spread value in shares will be included in diluted earnings per common share using the if-converted method if the average market price of Common Stock is higher than the conversion price. The denominator of diluted earnings per common share is determined by dividing the conversion spread value of the share-settled portion of the convertible notes as of the reporting date by the average share price over the reporting period. For further details about the convertible notes, see Note 9.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share and share amounts)
Numerator:
Net income	$316	$297
Denominator:
Weighted average common shares outstanding – basic	653,417,000	652,161,000
Plus:
Restricted stock	2,542,000	1,158,000
Equity forwards	3,320,000	—
Convertible notes (1)	114,000	—
Weighted average common shares outstanding – diluted	659,393,000	653,319,000

Earnings Per Common Share:
Basic	$0.48	$0.45
Diluted	$0.48	$0.45
(1)Related to the 2026 Convertible Notes.

(13) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

As of March 31, 2026, reportable segments by Registrant and information about each Registrant’s CODM were as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consisted of (i) electric transmission and distribution services in the Texas Gulf Coast area in the ERCOT region; (ii) electric transmission and distribution services primarily to southwestern Indiana; and (iii) power generation and wholesale power operations in the MISO region.

•CenterPoint Energy’s Natural Gas reportable segment following the closing of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025 consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, and industrial customers in Indiana, Minnesota, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 3 to the Interim Condensed Financial Statements.

•CenterPoint Energy’s Corporate and Other reportable segment consisted of corporate support operations that support all of CenterPoint Energy’s business operations. CenterPoint Energy’s Corporate and Other also includes office buildings and other real estate used for business operations.

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

CERC

•CERC’s single reportable segment following the closing of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025 consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, and industrial customers in Indiana, Minnesota, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. For further information, see Note 3 to the Interim Condensed Financial Statements.

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

Financial data for reportable segments is as follows for the periods presented:

CenterPoint Energy

	Three Months Ended March 31, 2026
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,209	$1,764	$2	$2,975	$—	$2,975
Intersegment revenues	—	1	1	2	(2)	—
Utility natural gas, fuel and purchased power	81	890	—	971	(1)	970
Non-utility cost of revenues, including natural gas	—	1	—	1	—	1
Operation and maintenance expenses	513	258	(4)	767	(1)	766
Depreciation and amortization	269	148	6	423	—	423
Taxes other than income taxes	85	71	1	157	—	157
Interest expense and other finance charges	131	70	87	288	(9)	279
Interest income (1)	(4)	—	(8)	(12)	9	(3)
Other income, net (2)	(22)	(4)	(1)	(27)	—	(27)
Income tax expense (benefit)	16	81	(4)	93	—	93
Net income (loss)	$140	$250	$(74)	$316	$—	$316

	Three Months Ended March 31, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,066	$1,852	$2	$2,920	$—	$2,920
Intersegment revenues	—	1	—	1	(1)	—
Utility natural gas, fuel and purchased power	74	933	—	1,007	(1)	1,006
Non-utility cost of revenues, including natural gas	—	1	—	1	—	1
Operation and maintenance expenses	484	265	(2)	747	—	747
Depreciation and amortization	210	147	6	363	—	363
Taxes other than income taxes	78	74	2	154	—	154
Interest expense and other finance charges	101	59	85	245	(7)	238
Income tax expense (benefit)	25	105	(49)	81	—	81
Interest income (1)	(4)	(2)	(7)	(13)	7	(6)
Other expense (income), net (2)	(10)	43	6	39	—	39
Net income (loss)	$108	$228	$(39)	$297	$—	$297
(1) Interest income earned on cash and cash equivalents related to VIEs of less than $1 million for each of the three months ended March 31, 2026 and 2025 is included in Other income (expense), net on CenterPoint Energy’s Condensed Statements of Consolidated Income.
(2) Other income (expense), net primarily includes AFUDC equity, non-service cost for pension and postretirement benefits, Gain (loss) on equity securities, Gain (loss) on indexed debt securities and Loss on sale.

	Expenditures for Long-lived Assets
	Three Months Ended March 31,
	2026	2025
	(in millions)
Electric	$834	$971
Natural Gas	332	363
Corporate and Other	8	6
Consolidated	$1,174	$1,340

	Total Assets
	March 31, 2026	December 31, 2025
	(in millions)
Electric	$28,051	$26,649
Natural Gas	18,399	18,405
Corporate and Other (1)	1,387	1,480
Consolidated	$47,837	$46,534
(1)Total assets included pension and other postemployment-related regulatory assets of $377 million and $383 million as of March 31, 2026 and December 31, 2025, respectively.

Houston Electric

Houston Electric consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see Houston Electric’s Condensed Statements of Consolidated Income. For financial data related to segment total assets, see Houston Electric’s Condensed Consolidated Balance Sheets. Expenditures for long-lived assets were $768 million and $579 million for the three months ended March 31, 2026 and 2025, respectively. Financial data related to interest income is as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Interest income (1)	$3	$2
(1)Reflected in Other income (expense), net on Houston Electric’s Condensed Statements of Consolidated Income and includes interest income earned on cash and cash equivalents related to VIEs of less than $1 million for each of the three months ended March 31, 2026 and 2025.

CERC

CERC consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see CERC’s Condensed Statements of Consolidated Income. For financial data related to segment total assets, see CERC’s Condensed Consolidated Balance Sheets. Expenditures for long-lived assets were $319 million and $291 million for the three months ended March 31, 2026 and 2025, respectively. Financial data related to interest income is as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Interest income (1)	$—	$1
(1)Reflected in Other income (expense), net on CERC’s Condensed Statements of Consolidated Income.

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

The table below summarizes CenterPoint Energy money pool activity as of the periods presented:

	March 31, 2026		December 31, 2025
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$764	$(345)	$(54)	$(291)
Weighted average interest rate	3.74%	3.74%	3.83%	3.83%
(1)Included in Accounts and notes receivable–affiliated companies in Houston Electric’s and Accounts and notes payable–affiliated companies in CERC’s respective Condensed Consolidated Balance Sheets as of March 31, 2026 and Accounts and notes payable–affiliated companies in Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets as of December 31, 2025.

Houston Electric and CERC affiliate-related transactions were as follows for the periods presented:

	Three Months Ended March 31,
	2026		2025
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$1	$(1)	$2	$1
(1) Interest income is included in Other income, net and interest expense is included in Interest expense and other finance charges on Houston Electric’s and CERC’s respective Condensed Statements of Consolidated Income.

CenterPoint Energy and its affiliates provide some corporate services to Houston Electric and CERC. The costs of services have been charged directly to Houston Electric and CERC using methods that management believes are reasonable. These methods include usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. Houston Electric and CERC provide other miscellaneous services to affiliates of CenterPoint Energy. Houston Electric provides certain services to CERC, including fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. Additionally, CERC provides certain services to Houston Electric, including line locating and other miscellaneous services. Each of these services are billed at actual cost, either directly or as an allocation. These billings and charges are not necessarily indicative of what would have been incurred had subsidiaries of CenterPoint Energy, Houston Electric and CERC not been affiliates.

The table below presents charges (billings) for these services, which are included primarily in Operation and maintenance expenses on Houston Electric’s and CERC’s respective Condensed Statements of Consolidated Income for the periods presented:

	Three Months Ended March 31,
	2026		2025
	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$53	$63	$43	$55
Affiliate service charges (billings), net	—	(2)	(1)	1

(15) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy’s dividends declared and dividends paid are presented below:

	Dividends Declared Per Share		Dividends Paid Per Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Common Stock	$—	$—	$0.230	$0.220

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

The forward sale agreements require CenterPoint Energy to, at its election on or prior to May 14, 2026, either (1) physically settle the transactions by issuing the total of 4,480,628 shares of Common Stock to the counterparties in exchange for cash of approximately $165 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could have been settled on March 31, 2026 by CenterPoint Energy’s delivery of approximately $29 million of cash or 663,633 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively. As of March 31, 2026, CenterPoint Energy had approximately $85 million of remaining capacity available under the at-the-market program. For the period covered by this Quarterly Report, CenterPoint Energy made no sales under the Equity Distribution Agreement.

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

The forward sale agreements require CenterPoint Energy to, at its election on or prior to February 25, 2027, either (1) physically settle the transactions by issuing the total of 24,864,865 shares of Common Stock to the counterparties in exchange for cash of $907 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could also have been settled on March 31, 2026 by CenterPoint Energy’s delivery of approximately $164 million of cash or 3,791,203 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively.

(16) Subsequent Events

Dividends Declared (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	April 16, 2026	May 21, 2026	June 11, 2026	$0.230

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CENTERPOINT ENERGY, INC. AND SUBSIDIARIES

The following combined discussion and analysis should be read in combination with the Interim Condensed Financial Statements contained in Item 1 herein and the Registrants’ combined 2025 Form 10-K. The discussion of CenterPoint Energy’s consolidated financial information includes the results of CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp., which, along with CenterPoint Energy, Inc. are collectively referred to as the Registrants. Where appropriate, information relating to a specific Registrant has been segregated and labeled as such. Unless the context indicates otherwise, specific references to Houston Electric and CERC also pertain to CenterPoint Energy. In this combined Form 10-Q, the terms “our,” “we” and “us” are used as abbreviated references to CenterPoint Energy, Inc. together with its consolidated subsidiaries, including Houston Electric and CERC, unless otherwise stated. No Registrant makes any representation as to the information relating to the other Registrants or the subsidiaries of CenterPoint Energy, Inc. other than itself or its subsidiaries.

RECENT EVENTS

CenterPoint Energy Appointment of Chief Accounting Officer. On February 23, 2026, CenterPoint Energy announced the appointment of Russell K. Wright to the position of Vice President and Chief Accounting Officer of CenterPoint Energy, effective March 2, 2026.

Updated 10-Year Capital Plan. On February 19, 2026, CenterPoint Energy announced an increase in the 10-year capital plan of $500 million to reflect total capital expenditures of approximately $65.5 billion through 2035.The plan is expected to advance economic growth, enhance the experience of the Registrants’ customers and deliver consistent value for stakeholders across the Registrants’ jurisdictions.

Treasury Notice 2026-7. On February 18, 2026, Treasury Notice 2026-7 was issued. This notice allows an election to modify the computation of AFSI by including an adjustment to deduct certain repair and maintenance costs that are capitalized in the applicable financial statement.

TEEEF. In June 2025, Houston Electric entered into the ERCOT Transaction, subject to PUCT approval, to release its 15 large (27 MW to 32 MW) TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, reduce its TEEEF fleet capacity and reduce its rates to reflect removal of the large TEEEF units from its fleet. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving its large TEEEF units. As the large TEEEF units would not be available to serve Houston Electric customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. In November 2025, Houston Electric proposed to remove its five medium (5.7 MW) TEEEF units and to remove the associated lease costs from its rates effective January 1, 2026. On April 10, 2026, Houston Electric requested continued abatement until April 24, 2026 due to continued settlement discussions. For additional information, see Note 6 to the Interim Condensed Financial Statements.

Regulatory Proceedings. For further information, see Note 6 to the Interim Condensed Financial Statements. For information related to our pending and completed regulatory proceedings to date in 2026, see “Liquidity and Capital Resources —Regulatory Matters” below.

Debt Transactions. For information about debt transactions to date in 2026, see Note 9 to the Interim Condensed Financial Statements.

CENTERPOINT ENERGY CONSOLIDATED RESULTS OF OPERATIONS

For information regarding factors that may affect the future results of our consolidated operations, see “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K.

Net income (loss) for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025	Favorable (Unfavorable)
	(in millions)
Electric	$140	$108	$32
Natural Gas	250	228	22
Corporate and Other (1)	(74)	(39)	(35)
Total CenterPoint Energy	$316	$297	$19
(1)Includes unallocated corporate costs, interest income and interest expense and intercompany eliminations.

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Net income increased $19 million primarily due to the following items:

•an increase in net income of $32 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $22 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in net loss of $35 million for the Corporate and Other reportable segment, primarily due to the impact of accrued income tax expense offset in other segments.

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

The following discussion of CenterPoint Energy’s results of operations is further separated into two reportable segments, Electric and Natural Gas.

Electric (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Electric reportable segment, see “Risk Factors — Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Three Months Ended March 31,
	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,209	$1,066	$143
Expenses:
Utility natural gas, fuel and purchased power	81	74	(7)
Operation and maintenance	513	484	(29)
Depreciation and amortization	269	210	(59)
Taxes other than income taxes	85	78	(7)
Total expenses	948	846	(102)
Operating Income	261	220	41
Other Income (Expense):
Interest expense and other finance charges	(131)	(101)	(30)
Other income, net	26	14	12
Income Before Income Taxes	156	133	23
Income tax expense	16	25	9
Net Income	$140	$108	$32
Throughput (in GWh):
Residential	6,398	6,643	(4)%
Total	24,957	24,749	1%
Weather (percentage of normal weather for service area):
Cooling degree days	219%	138%	81%
Heating degree days	91%	105%	(14)%
Number of metered customers at end of period:
Residential	2,688,307	2,651,381	1%
Total	3,023,460	2,983,906	1%

The following table provides variance explanations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 by major income statement caption for CenterPoint Energy’s Electric reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues
Customer rates and the impact of the change in rate design	$49
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	53
Customer growth	5
Energy efficiency, partially offset in operation and maintenance below	1
Pass-through revenues, offset in operation and maintenance below	5
Miscellaneous revenues, including service connections and off-system sales	14
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	25
Weather, efficiency improvements and other usage impacts	(12)
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	3
Total	$143
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$24
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(31)
Total	$(7)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(28)
Contract services	(8)
Energy efficiency, and other pass-through, offset in revenues above	(2)
Corporate support services	(5)
Labor and benefits	6
All other operation and maintenance expense, including materials and supplies and insurance	8
Total	$(29)
Depreciation and amortization
Ongoing additions to plant-in-service	$(29)
Amortization of regulatory assets	9
Lease expense associated with TEEEF units no longer eligible for regulatory deferral	(24)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(15)
Total	$(59)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$(7)
Total	$(7)
Interest expense and other finance charges
Changes in outstanding debt	$(17)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	(10)
Other, primarily AFUDC and impacts of regulatory deferrals	(3)
Total	$(30)
Other income, net
Other income, including AFUDC - equity	$12
Total	$12

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 10 to the Interim Condensed Financial Statements.

Natural Gas (CenterPoint Energy)

For information regarding factors that may affect the future results of operations of CenterPoint Energy’s Natural Gas reportable segment, see “Risk Factors — Risk Factors Affecting Operations — Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K.

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended March 31,
	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,765	$1,853	$(88)
Expenses:
Utility natural gas and fuel	890	933	43
Non-utility cost of revenues, including natural gas	1	1	—
Operation and maintenance	258	265	7
Depreciation and amortization	148	147	(1)
Taxes other than income taxes	71	74	3
Total expenses	1,368	1,420	52
Operating Income	397	433	(36)
Other Income (Expense):
Loss on sale	—	(43)	43
Interest expense and other finance charges	(70)	(59)	(11)
Other income, net	4	2	2
Income Before Income Taxes	331	333	(2)
Income tax expense	81	105	24
Net Income	$250	$228	$22
Throughput (in Bcf):
Residential	95	118	(19)%
Commercial and Industrial	128	149	(14)%
Total	223	267	(16)%
Weather (percentage of 10-year average for service area):
Heating degree days	99%	99%	—%
Number of metered customers at end of period:
Residential	3,749,264	4,079,888	(8)%
Commercial and Industrial	288,159	306,075	(6)%
Total	4,037,423	4,385,963	(8)%

The following table provides variance explanations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 by major income statement caption for CenterPoint Energy’s Natural Gas reportable segment:

Favorable (Unfavorable)
(in millions)
Revenues
Cost of natural gas, offset in utility natural gas and fuel below	$15
Gross receipts tax, offset in taxes other than income taxes below	3
Weather and usage	(18)
Non-volumetric and miscellaneous revenue	1
Energy efficiency and other pass-through, offset in operation and maintenance below	4
Non-utility revenues	1
Customer growth	5
Customer rates and impact of the change in rate design	49
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(148)
Total	$(88)
Utility natural gas and fuel
Cost of natural gas, offset in revenues above	$(15)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	58
Total	$43
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$6
Energy efficiency and other pass-through, offset in revenues above	(4)
Contract services	(15)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	20
Labor and benefits	(1)
Corporate support services	1
Total	$7
Depreciation and amortization
Ongoing additions to plant-in-service	$(18)
Amortization of regulatory assets	3
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	14
Total	$(1)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(3)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	8
Incremental capital projects placed in service, and the impact of updated property tax rates	(2)
Total	$3
Loss on sale
Loss on sale of Louisiana and Mississippi natural gas LDC businesses	$43
Total	$43
Interest expense and other finance charges
Changes in outstanding debt	$(23)
Other, primarily AFUDC and impacts of regulatory deferrals	2
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	10
Total	$(11)
Other income, net
Other income, including interest income from affiliated companies and AFUDC - Equity	2
Total	$2

Income Tax Expense. For a discussion of effective tax rate per period by Registrant, see Note 10 to the Interim Condensed Financial Statements.

HOUSTON ELECTRIC CONSOLIDATED RESULTS OF OPERATIONS

Houston Electric’s CODM views net income as the measure of profit or loss for its single reportable segment. Houston Electric’s results of operations are affected by seasonal fluctuations in the demand for electricity. Houston Electric’s results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates Houston Electric charges, debt service costs, income tax expense, Houston Electric’s ability to collect receivables from REPs and Houston Electric’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations of Houston Electric’s business, see “Risk Factors — Risk Factors Affecting Operations — Electric Generation, Transmission and Distribution,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K and in Part II, Item 1A of this combined Form 10-Q.

The following table provides summary data of Houston Electric’s single reportable segment:

	Three Months Ended March 31,
	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$964	$884	$80
Bond Companies	27	—	27
Total revenues	991	884	107
Expenses:
Operation and maintenance, excluding Bond Companies	472	448	(24)
Depreciation and amortization, excluding Bond Companies	215	179	(36)
Taxes other than income taxes	81	75	(6)
Bond Companies	17	—	(17)
Total expenses	785	702	(83)
Operating Income	206	182	24
Other Income (Expense):
Interest expense and other finance charges	(100)	(86)	(14)
Interest expense on Securitization Bonds	(10)	—	(10)
Other income, net	23	8	15
Income Before Income Taxes	119	104	15
Income tax expense	23	20	(3)
Net Income	$96	$84	$12
Throughput (in GWh):
Residential	6,054	6,274	(4)%
Total	23,664	23,802	(1)%
Weather (percentage of 10-year average for service area):
Cooling degree days	209%	137%	72%
Heating degree days	71%	106%	(35)%
Number of metered customers at end of period:
Residential	2,553,700	2,517,224	1%
Total	2,869,089	2,830,184	1%

The following table provides variance explanations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 by major income statement caption for Houston Electric:

Favorable (Unfavorable)
(in millions)
Revenues
Customer rates and the impact of the change in rate design	$25
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	53
Customer growth	5
Energy efficiency, partially offset in both operation and maintenance below	1
Miscellaneous revenues	5
Weather, efficiency improvements and other usage impacts	(9)
Bond Companies, offset in other line items below	27
Total	$107
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(28)
Contract services	(5)
Energy efficiency, offset in revenues above	(1)
Corporate support services	(5)
Labor and benefits	7
All other operation and maintenance expense, including materials and supplies and insurance	8
Total	$(24)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(22)
Amortization of regulatory assets	10
Lease expense associated with TEEEF units no longer eligible for regulatory deferral	(24)
Total	$(36)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(6)
Total	$(6)
Bond Companies
Operations and maintenance and depreciation expense, offset in revenues above	$(17)
Total	$(17)
Interest expense and other finance charges
Changes in outstanding debt	$(12)
Other, primarily AFUDC and impacts of regulatory deferrals	(2)
Total	$(14)
Interest expense on Securitization Bonds
Change in outstanding principal balance, offset in revenues above	$(10)
Total	$(10)
Other income, net
Other income, including AFUDC - Equity	$15
Total	$15

Income Tax Expense. For a discussion of effective tax rate per period, see Note 10 to the Interim Condensed Financial Statements.

CERC CONSOLIDATED RESULTS OF OPERATIONS

CERC’s CODM views net income as the measure of profit or loss for its single reportable segment. CERC’s results of operations are affected by seasonal fluctuations in the demand for natural gas. CERC’s results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates CERC charges, debt service costs and income tax expense, CERC’s ability to collect receivables from customers and CERC’s ability to recover its regulatory assets. For more information regarding factors that may affect the future results of operations for CERC’s business, see “Risk Factors — Risk Factors Affecting Operations — Natural Gas,” “— Risk Factors Affecting Regulatory, Environmental and Legal Risks,” “— Risk Factors Affecting Financial, Economic and Market Risks,” “— Risk Factors Affecting Safety and Security Risks” and “— General and Other Risks” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K.

	Three Months Ended March 31,
	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,697	$1,788	$(91)
Expenses:
Utility natural gas	865	909	44
Non-utility cost of revenues, including natural gas	1	1	—
Operation and maintenance	249	256	7
Depreciation and amortization	142	142	—
Taxes other than income taxes	70	73	3
Total expenses	1,327	1,381	54
Operating Income	370	407	(37)
Other Income (Expense):
Gain on sale	—	52	(52)
Interest expense and other finance charges	(66)	(56)	(10)
Other income, net	3	2	1
Income Before Income Taxes	307	405	(98)
Income tax expense	77	100	23
Net Income	$230	$305	$(75)
Throughput (in Bcf):
Residential	92	115	(20)%
Commercial and Industrial	116	136	(15)%
Total	208	251	(17)%
Weather (percentage of 10-year average for service area):
Heating degree days	99%	99%	—%
Number of metered customers at end of period:
Residential	3,643,839	3,974,567	(8)%
Commercial and Industrial	277,517	295,417	(6)%
Total	3,921,356	4,269,984	(8)%

The following table provides variance explanations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 by major income statement caption for CERC:

Favorable (Unfavorable)
(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$15
Gross receipts tax, offset in taxes other than income taxes below	3
Weather and usage	(18)
Energy efficiency and other pass-through, offset in operation and maintenance below	4
Non-volumetric and miscellaneous revenue	1
Non-utility revenues	1
Customer growth	4
Customer rates	47
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	$(148)
Total	$(91)
Utility natural gas
Cost of natural gas, offset in revenues above	$(15)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	59
Total	$44
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$5
Energy efficiency and other pass-through, offset in revenues above	(4)
Contract services	(14)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	20
Labor and benefits	(1)
Corporate support services	1
Total	$7
Depreciation and amortization
Ongoing additions to plant-in-service	$(17)
Amortization of regulatory assets	3
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	14
Total	$—
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(3)
Incremental capital projects placed in service, and the impact of updated property tax rates	(2)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	8
Total	$3
Gain on sale
Gain on sale of Louisiana and Mississippi natural gas LDC businesses	$(52)
Total	$(52)
Interest expense and other finance charges
Changes in outstanding debt	$(20)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	10
Total	$(10)
Other income, net
Other income, including interest income from affiliated companies and AFUDC - Equity	$1
Total	$1

Income Tax Expense. For a discussion of effective tax rate per period, see Note 10 to the Interim Condensed Financial Statements.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may impact the Registrants’ future earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Earnings” in Part II, Item 7 and “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K, and “Cautionary Statement Regarding Forward-Looking Information” in this combined Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes the Registrants’ cash flows by category for the period presented:

	Three Months Ended March 31,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$282	$212	$302	$410	$8	$578
Investing activities	(1,188)	(1,592)	(345)	(234)	(409)	(360)
Financing activities	1,513	1,401	44	1,053	404	(219)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$68	$74	$(12)
Changes in working capital	(108)	155	(133)
Other non-current assets	(92)	15	(86)
Other non-current liabilities	(44)	(32)	(54)
Lower (higher) pension contribution	43	—	(2)
Other	5	(8)	11
	$(128)	$204	$(276)

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Lower cash payments for asset acquisitions	$357	$—	$—
Net change in capital expenditures	(160)	(245)	(60)
Net change in notes receivable from affiliated companies	—	(973)	1,222
Lower cash proceeds from divestitures	(1,219)	—	(1,219)
Other	68	35	72
	$(954)	$(1,183)	$15

Financing Activities. The following items contributed to (increased) decreased net cash provided by (used in) financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(1,548)	$—	$(452)
Net changes in long-term debt and term loans outstanding, excluding commercial paper	2,039	991	562
Net changes in debt issuance costs	(16)	(11)	—
Net changes in short-term borrowings	3	—	3
Increased payment of dividends on Common Stock	(7)	—	—
Net change in notes payable to affiliated companies	—	(54)	54
Change in dividend to parent	—	73	95
Other	(11)	(2)	1
	$460	$997	$263

Future Sources and Uses of Cash

The liquidity and capital requirements of the Registrants are affected primarily by results of operations, capital expenditures, storm restoration costs, debt service requirements, tax payments, working capital needs and various regulatory actions. Future capital expenditures are expected to primarily relate to investments in infrastructure. These capital expenditures are anticipated to enhance the safety, reliability and resiliency of our systems and deliver consistent value for stakeholders across the Registrants’ jurisdictions. In addition to dividend payments on CenterPoint Energy’s Common Stock and interest payments on debt, the Registrants’ principal anticipated cash requirements for the remainder of 2026 include the following:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$5,575	$3,317	$1,807
Scheduled principal payments on Securitization Bonds	92	78	—
Scheduled principal payments on debt instruments, excluding Securitization Bonds	1,817	300	—
Expected contributions to pension plans and other post-retirement plans	66	—	3

The Registrants expect that anticipated cash needs for the remainder of 2026 will be met with available cash flow from operations, proceeds from the sale of our Ohio natural gas LDC business, as well as cash flows from financing (such as issuances of debt securities and equity securities upon physical settlement of outstanding forward sale agreements and borrowings under credit facilities, commercial paper issuances or other sources). At this time, CenterPoint Energy does not anticipate the need for further sales of shares of Common Stock under the Equity Distribution Agreement. The issuance of securities in the capital markets and borrowings under additional credit facilities and term loans may not, however, be available on acceptable terms. The Registrants may, from time to time, redeem, repurchase or otherwise acquire their outstanding debt securities through open market purchases, tender offers or pursuant to the terms of such securities.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 9 and guarantees as discussed in Note 11(c) to the Interim Condensed Financial Statements, the Registrants have no off-balance sheet arrangements.

Regulatory Matters

TEEEF (CenterPoint Energy and Houston Electric)

For information about TEEEF, see Note 6 to the Interim Condensed Financial Statements.

Hurricane Beryl (CenterPoint Energy and Houston Electric)

For additional information about the recovery of costs incurred in connection with Hurricane Beryl, see Note 6 to the Interim Condensed Financial Statements.

Indiana Electric CPCN (CenterPoint Energy)

PPAs

On August 25, 2021, Indiana Electric filed with the IURC seeking approval to purchase 150 MW of solar power, under a 20-year PPA, from Origis, which is developing a solar project in Knox County, Indiana. On May 4, 2022, the IURC issued an order approving Indiana Electric to enter into the Knox County PPA. In March 2022, when the results of the MISO interconnection study were completed, Origis advised Indiana Electric that the costs to construct the solar project in Knox County, Indiana had increased largely due to escalating commodity and supply chain costs impacting manufacturers worldwide. In August 2022, Indiana Electric and Origis entered into an amended PPA, which reiterated the terms contained in the 2021 PPA with certain modifications. On February 22, 2023, the IURC approved the Knox County solar amended PPA; however, due to MISO interconnection delays, the project in-service date was delayed from 2024 to 2026. The facility became operational on February 27, 2026. The power purchase costs will be recovered through the fuel adjustment clause proceedings over the term of the PPA.

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

F.B. Culley Unit 2 (CenterPoint Energy)

While Indiana Electric’s 2025 IRP (similar to previous IRPs) preferred portfolios included the retirement of F.B. Culley Unit 2, a coal-fired generation unit, by the end of 2025, the U.S. Department of Energy issued emergency 202(c) orders (the “DOE Order”) in December 2025 and March 2026 directing Indiana Electric to continue operating the unit through June 21, 2026. Indiana Electric has filed a complaint with the FERC to request creation of a cost recovery/cost allocation mechanism. On March 19, 2026, FERC directed MISO to adopt a tariff amendment that would authorize the F.B. Culley unit to recover costs across load-serving entities situated in MISO’s north and central local reliability zones, otherwise known as MISO North and Central. A separate filing will be made at a later date with the FERC to seek recovery of all costs incurred to comply with the U.S. Department of Energy’s emergency 202(c) orders. Indiana Electric has also filed an application with the IURC in Cause No. 46350 to recover any compliance costs associated with the emergency 202(c) orders that are not recovered through the FERC proceedings. On April 15, 2026, Indiana Electric filed a Motion to Intervene in the United States Court of Appeals for the D.C. Circuit in response to the Public Interest Organizations’ appeal of the DOE Order. Indiana Electric intervened as the owner of F.B. Culley 2 that is the subject of the DOE Order representing Indiana Electric’s authority to recover the costs it has incurred to comply with the DOE Order.

Indiana Legislation (CenterPoint Energy)

Indiana Electric is evaluating legislation passed in 2026, including the following pieces of legislation that became law in Indiana’s 124th General Assembly:

Senate Enrolled Act 240 Surplus Interconnection Service (SIS) defines SIS as any portion of service that has not been used and is not reasonably expected to be needed; the use of which would result in the total amount of interconnection service at the point of interconnection remaining the same. The new law requires an electric utility to include an analysis of the potential for SIS to meet the immediate needs for capacity and energy at the utility-owned facilities in integrated resource plans. It also requires the IURC to consider whether a utility that has filed for approval of a certificate of public convenience and necessity has conducted a SIS analysis and whether the proposed construction will allow for the use of SIS.

House Enrolled Act 1002, a multi-faceted bill aimed at improving the affordability of electric rates, would do the following:

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

Pursuant to House Enrolled Act 1002, Indiana Electric is required to file a multi-year rate case in January 2028.

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

Rate Change Applications

The Registrants are routinely involved in rate change applications before state regulatory authorities. Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. In addition, the Registrants are periodically involved in proceedings to adjust their capital tracking mechanisms (e.g., CSIA, DCRF, CEP, DRR, GRIP, TCOS, ECA, CECA and TDSIC), their decoupling mechanisms (e.g., decoupling and SRC), and their energy efficiency cost trackers (e.g., CIP, DSMA, EECRF, EEFC and EEFR).

The table below reflects significant applications pending or completed since the Registrants’ combined 2025 Form 10-K was filed with the SEC through the date of the filing of this combined Form 10-Q:

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TEEEF	$(24)	April 2025	TBD	TBD
Seeks approval of: (1) the release of Houston Electric’s 15 large 32 MW TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction; (2) a corresponding reduction to the capacity of the Houston Electric TEEEF fleet; and (3) a reduction and update to Houston Electric’s rider TEEEF rate to reflect the removal of the 15 large 32 MW TEEEF units from Houston Electric’s TEEEF fleet. Houston Electric will make no revenue or profit from ERCOT for the time period when the 15 large 32 MW TEEEF units are in the San Antonio area being dispatched by ERCOT. In November 2025, Houston Electric also proposed to remove the five medium 5.7 MW TEEEF units from its TEEEF fleet and remove the associated lease costs effective January 1, 2026. On April 10, 2026, Houston Electric filed a letter requesting continued abatement until April 24, 2026 due to continued settlement discussions.

TEEEF	N/A	May 2025	March 2026	March 2026
Seeks authorization to lease small, 200 kW to 1,250 kW TEEEF units for 36 months in accordance with the TEEEF Rule. Among other things, the TEEEF Rule generally requires that a utility obtain preapproval prior to renewing or entering into a new lease of TEEEF units, with exceptions for emergency situations or if the lease includes a provision allowing for the alteration of the lease based on applicable PUCT orders or rules. Approval of Houston Electric’s request in this filing will have no cost impact on customers at this time, as cost determination will occur in a future proceeding. On March 12, 2026, the PUCT issued an order authorizing Houston Electric to enter into a lease for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200 kW to 1,250 kW, for a term of 36 months.

DCRF	$108	February 2026	TBD	TBD
Based on the net change in distribution invested capital since its last base rate proceeding of approximately $2.2 billion for the period January 1, 2024 through December 31, 2025 for an incremental revenue increase of $108 million adjusted for load growth. In April 2026, a stipulation and settlement agreement was filed, reducing the revenue requirement by $6.2 million to reflect deferral of $52.3 million in investment related to certain system resiliency plan measures. For future DCRFs in 2026, 2027, and 2028, Houston Electric agreed to defer additional costs in proportion to the amount invested in certain resiliency measures as a percentage of the total estimated costs for those measures. This stipulation and settlement agreement is pending PUCT approval.

TCOS	$36	February 2026	April 2026	April 2026
Based on the net change in invested capital since its last TCOS proceeding of approximately $212 million for the period of July 1, 2025 through December 31, 2025, along with the inclusion of regulatory assets of approximately $10 million comprising certain system restoration operations and maintenance expenses and carrying costs associated with the May 2024 Storm Events and Hurricane Beryl.

CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	$62	February 2026	TBD	TBD	Based on net change in invested capital of $394 million.
CenterPoint Energy - Indiana South - Electric (IURC)
TDSIC	$2	February 2026	TBD	TBD
Requested an increase of $19.5 million to rate base, which reflects an approximately $2.1 million increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(1.8) million.

CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	$3	April 2026	TBD	TBD
Requested an increase of $26.7million to rate base, which reflects an approximately $2.5 million increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $2.5 million. The OUCC is expected to file testimony on June 2, 2026. Indiana South’s rebuttal is due on June 16, 2026. An evidentiary hearing is expected to be scheduled during the week of June 29, 2026.

CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	$14	April 2026	TBD	TBD
Requested an increase of $121.9 million to rate base, which reflects an approximately $14.4 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $9.2 million. The OUCC is expected to file testimony on June 2, 2026. Indiana North’s rebuttal is due on June 16, 2026. The evidentiary hearing is expected to be scheduled during the week of June 29, 2026.

CenterPoint Energy and CERC - Ohio - Gas (PUCO)
CEP	$12	March 2026	TBD	TBD
Requested an increase of $98 million to rate base for investments made in 2025, which reflects an $11.7 million annual increase in current revenues. A change in (over)/under-recovery variance of $(0.9) million is also included in rates. PUCO selected Blue Ridge Auditing Services, LLC to conduct the audit. An audit report (unredacted) is expected to be filed under seal by PUCO staff on June 30, 2026. CEOH plans to file any proposed redactions to the final audit report by July 7, 2026. The final audit report is expected to be filed with any necessary redactions by PUCO staff on July 8, 2026.

(1)Represents proposed increases (decreases) when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

GHG Emissions and Climate-Related Regulation and Compliance (CenterPoint Energy)

The issue of climate change has received focus at the state, federal and international level, and there are trends and uncertainties relating to GHG emissions and climate-related regulations and compliance that affect the Registrants. On February 18, 2026, the US EPA rescinded the 2009 endangerment finding in relation to GHG standards for mobile sources. Uncertainties remain as to the effect of the rescission on the GHG standards for fossil fuel-fired power plants, which are similarly being challenged on judicial review, and the effects of the rescission on preemption of state law. Compliance costs and other effects associated with climate change, reductions in GHG emissions and obtaining renewable energy sources remain uncertain; nevertheless, any new regulation or legislation relating to climate change will likely result in an increase in compliance costs. CenterPoint Energy will continue to monitor regulatory activity regarding GHG emission standards that may affect its business. Currently, CenterPoint Energy does not purchase carbon credits. In connection with its energy transition goals, CenterPoint Energy is expected to purchase carbon credits in the future; however, CenterPoint Energy does not currently expect the number of credits, or cost for those credits, to be material.

Climate Risk Trends and Uncertainties

There are climate risk trends and uncertainties that affect the Registrants. Changes in the U.S. presidential administration and significant expected increases in electric demand, as announced by organizations such as ERCOT and MISO, have shifted the energy landscape in the United States. This shift in federal domestic energy policy has resulted in uncertainty with respect to the scope and speed of future renewable generation infrastructure development and the role that existing renewable generation will play in support of the U.S. energy grid. The long-term impacts of this domestic energy policy shift are also uncertain, including with respect to impacts on the development of, and consequently the availability of, alternative energy sources (such as solar energy, including private solar, wind energy, microturbines, fuel cells, energy-efficient buildings and energy storage devices). Additionally, it is unclear whether, and if so how, the new domestic energy policy, including the potential suspension, revision or rescission of regulations restricting emissions (including methane emissions), and the repeal of the Endangerment Finding, will affect consumers’ and companies’ energy use, adoption of alternative energy sources or decisions to expand their facilities, including natural gas facilities.

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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of March 31, 2026. As of April 15, 2026, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of April 15, 2026
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$—	—%	December 6, 2028
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2028
Houston Electric	300	—	—	—	—%	December 6, 2028
CERC	1,050	—	—	—	—%	December 6, 2028
Total	$4,000	$—	$—	$—
(1)This credit facility was issued by SIGECO.

The Registrants and SIGECO are currently in compliance with the various business and financial covenants in the four revolving credit facilities.

Debt Transactions

For detailed information about the Registrants’ debt transactions to date in 2026, see Note 9 to the Interim Condensed Financial Statements.

Securities Registered with the SEC

On May 17, 2023, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 17, 2026. For information related to the Registrants’ issuances of securities to date in 2026, see Note 9 to the Interim Condensed Financial Statements.

For information related to shares of Common Stock sold pursuant to the forward sale agreements and the Equity Distribution Agreement in 2025, see Note 15 to the Interim Condensed Financial Statements. No shares of Common Stock were sold or issued pursuant to a forward sale agreement or the Equity Distribution Agreement during the three months ended March 31, 2026.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of April 15, 2026:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	3.74%	$604	$(184)

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on the respective credit rating of each borrower. As of April 15, 2026, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of March 31, 2026, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $233 million as of March 31, 2026. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought CenterPoint Energy’s liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically be reversed when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on March 31, 2026, deferred taxes of approximately $911 million would have been payable in 2026, subject to reduction on account of available net operating loss carryforwards and CAMT carryforwards. If all the ZENS-Related Securities had been sold on March 31, 2026, capital gains taxes of approximately $81 million would have been payable in 2026 based on 2026 tax rates in effect. As of March 31, 2026, CenterPoint Energy had both net operating loss and CAMT carryforwards available from its filed 2024 federal income tax return that can be applied to largely offset the cash outflow that would result from a retirement or exchange of the ZENS. For additional information about ZENS, see Note 8 to the Interim Condensed Financial Statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in February 2026, CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses pursuant to its new 10-year capital plan, which calls for investment of at least $65.5 billion through 2035, and CenterPoint Energy may continue to increase such planned capital investments in the future. The Registrants may continue to explore asset sales as a means to efficiently finance a portion of their increased capital expenditures in the future, subject to the considerations listed above. For further information, see Note 3 to the Interim Condensed Financial Statements.

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
•restoration costs and revenue losses resulting from future natural disasters such as hurricanes or other severe weather events and the timing of and amounts sought for recovery of such restoration costs; and

•various other risks identified in “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K, which are incorporated herein by reference, in Part II, Item 1A of this combined Form 10-Q, and in other reports that the Registrants file from time to time with the SEC.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the presentation of the Registrants’ financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in the Registrants’ historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. Additionally, different estimates that the Registrants could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of their financial condition, results of operations or cash flows. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Registrants base their estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Registrants’ operating environment changes. Our critical accounting policies that we deemed the most material in nature were reported in our combined 2025 Form 10-K. There has been no material changes with regard to these critical accounting policies.

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

Information regarding the Registrants’ quantitative and qualitative disclosures about market risk are disclosed in Part II, Item 7A of our combined 2025 Form 10-K. Except as described below, there have been no material changes in those disclosures.

Interest Rate Risk (CenterPoint Energy)

As of March 31, 2026, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates. The Registrants seek to manage interest rate exposure by monitoring the effects of changes in market interest rates and using a combination of fixed and variable rate debt. Additionally, interest rate swaps are used to mitigate interest rate exposure when deemed appropriate.

CenterPoint Energy’s floating rate obligations aggregated $0.8 billion and $1.5 billion as of March 31, 2026 and December 31, 2025, respectively. If the floating interest rates were to increase by 100 basis points from March 31, 2026 rates, CenterPoint Energy’s combined interest expense would increase by approximately $8 million annually.

As of March 31, 2026 and December 31, 2025, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $24.1 billion and $21.7 billion, respectively, in principal amount and having a fair value of $23.4 billion and $21.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $874 million if interest rates were to decline by 10% from their levels as of March 31, 2026. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of March 31, 2026 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

For a description of material legal and regulatory proceedings, including environmental legal proceedings that involve a governmental authority as a party and that the Registrants reasonably believe would result in $1,000,000 or more of monetary sanctions, exclusive of interest and costs, under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, affecting the Registrants, see Note 11(c) to the Interim Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Future Sources and Uses of Cash” and “— Regulatory Matters,” each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Part I, Item 1 and “Legal Proceedings” in Part I, Item 3 of the Registrants’ combined 2025 Form 10-K.

Item 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in the Registrants’ combined 2025 Form 10-K.

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	x		x
2.2*	Securities Purchase Agreement, dated October 20, 2025, by and between CenterPoint Energy Resources Corp. and National Fuel Gas Company	CenterPoint Energy’s Form 8-K dated October 20, 2025	1-31447	2.1	x		x
3.1	Amended and Restated Certificate of Formation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated April 16, 2026	1-31447	3.1	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.5	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.6	Fifth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 26, 2025	1-31447	3.1	x
3.7	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.8	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x
3.9	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
4.1	Indenture dated as of February 26, 2026, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 8-K dated February 26, 2026	1-31447	4.1	x
4.2	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and The Bank of New York Mellon Trust Company, National Association (successor in trust to JPMorgan Chase Bank)	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.3	Ninth Supplemental Indenture, dated as of November 12, 2002, to Exhibit 4.2	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)		x
4.4	Twentieth Supplemental Indenture, dated as of December 9, 2008, to Exhibit 4.2	Houston Electric’s Form 8-K dated January 9, 2009	1-3187	4.2		x
4.5	Thirty-Ninth Supplemental Indenture, dated as of February 27, 2026, to Exhibit 4.2	Houston Electric’s Form 8-K dated February 25, 2026	1-3187	4.4		x
†4.6	Officer’s Certificate, dated as of February 27, 2026					x
4.7	Indenture by and among CenterPoint Energy Restoration Bond Company III, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the forms of the System Restoration Bonds and the form of Series Supplement), dated as of February 26, 2026	Houston Electric’s Form 8-K dated February 26, 2026	1-3187	4.1		x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
4.8	Series Supplement by and between CenterPoint Energy Restoration Bond Company III, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of February 26, 2026	Houston Electric’s Form 8-K dated February 26, 2026	1-3187	4.2		x
10.1	Term Loan Agreement, dated as of January 16, 2026, among CenterPoint Energy Resources Corp., as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, and the banks named therein	CERC’s Form 8-K dated January 16, 2026	1-13265	10.1			x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Jesus Soto, Jr.					x
†32.1.3	Section 1350 Certification of Jesus Soto, Jr.						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY, INC.
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Russell K. Wright
Russell K. Wright
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

Date: April 23, 2026