Form 10-Q
period 2026-06-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2026-07-28
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of July 22, 2026:

CenterPoint Energy, Inc.	658,720,288	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
AFUDC	Allowance for funds used during construction
AFSI	Adjusted Financial Statement Income
AI	Artificial intelligence
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
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

CEP	Capital Expenditure Program
CERC	CERC Corp., together with its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
Charter Common	Charter Communications, Inc. common stock
CIP	Conservation Improvement Program
CODM	Chief Operating Decision Maker, who is each Registrant’s Chief Executive Officer
Common Stock	CenterPoint Energy, Inc. common stock, par value $0.01 per share
CPCN	Certificate of Public Convenience and Necessity
CPS Energy	City Public Service Board of San Antonio, Texas
CSIA	Compliance and System Improvement Adjustment
DCRF	Distribution Cost Recovery Factor
DRR	Distribution Replacement Rider
DSMA	Demand Side Management Adjustment
ECA	Environmental Cost Adjustment
EDIT	Excess deferred income taxes
EECRF	Energy Efficiency Cost Recovery Factor
EEFC	Energy Efficiency Funding Component
EEFR	Energy Efficiency Funding Rider
Energy Systems Group	Energy Systems Group, LLC, previously a wholly-owned subsidiary of Vectren
EPA	Environmental Protection Agency
Equity Purchase Agreement	Equity Purchase Agreement, dated as of May 21, 2023, by and between Vectren Energy Services and ESG Holdings Group
ERCOT	Electric Reliability Council of Texas
ESG Holdings Group	ESG Holdings Group, LLC, a Delaware limited liability company, and an affiliate of Oaktree Capital Management
Exchange Act	The Securities Exchange Act of 1934, as amended
February 2021 Winter Storm Event	The extreme and unprecedented winter weather event in February 2021 (Winter Storm Uri) that resulted in electricity generation supply shortages, including in Texas, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles

GLOSSARY
General Mortgage	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and JPMorgan Chase Bank, as Trustee, as supplemented
GHG	Greenhouse gas
GRIP	Gas Reliability Infrastructure Program
GWh	Gigawatt-hours
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Hurricane Beryl	The powerful and destructive storm that made landfall in Texas on July 8, 2024 and caused widespread damage to Houston Electric’s electric system
IDEM	Indiana Department of Environmental Management
Indiana Electric	Operations of SIGECO’s electric transmission and distribution services, and includes its power generating and wholesale power operations
Indiana Gas	Indiana Gas Company, Inc., formerly a wholly-owned subsidiary of Vectren, acquired by CERC on June 30, 2022
Indiana North	Gas operations of Indiana Gas
Indiana South	Gas operations of SIGECO
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and combined notes
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kW	Kilowatt
LAMS Asset Purchase Agreement	Asset Purchase Agreement, dated as of February 19, 2024, by and among CERC Corp. and the LAMS Buyers
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

GLOSSARY
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

SIGECO Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
SOAH	Texas State Office of Administrative Hearings
SOFR	Secured Overnight Financing Rate
SRC	Sales Reconciliation Component
TBD	To be determined
TCA	Texas Consumer Association
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as temporary generation
TEEEF Rule	Texas Administrative Code, Title 16, Section 25.56, which became effective January 8, 2025 and refined the scope of TEEEF filings that can be made pursuant to Public Utility Regulatory Act Section 39.918
TNGSFC	Texas Natural Gas Securitization Finance Corporation
Transition Bond Company IV	CenterPoint Energy Transition Bond Company IV, LLC, a wholly-owned subsidiary of Houston Electric
Transition Services Agreement
Transition Services Agreement, dated as of March 31, 2025, by and among CenterPoint Energy Resources Corp., Delta North Louisiana Gas Company, LLC, Delta South Louisiana Gas Company, LLC, Delta Mississippi Gas Company, LLC, and Delta Energy Resources, LLC

Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
WBD	Warner Bros. Discovery, Inc.
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029
ZENS-Related Securities	As of June 30, 2026 and December 31, 2025, consisted of AT&T Common, Charter Common and WBD Common

GLOSSARY
2024 ATM Forward Purchasers	Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, MUFG Securities EMEA plc and Royal Bank of Canada
2024 ATM Forward Sellers	BofA Securities, Inc. Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC
2024 ATM Managers	BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC
2024 Equity Distribution Agreement	Equity Distribution Agreement, dated as of January 10, 2024, by and between CenterPoint Energy, the 2024 ATM Managers, the 2024 ATM Forward Purchasers and the 2024 ATM Forward Sellers
2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 19, 2026
2026 ATM Forward Purchasers	Barclays Bank PLC, Bank of Montreal, BNP Paribas, Bank of America, N.A., Nomura Global Financial Products, Inc., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, Truist Bank and Wells Fargo Bank, National Association
2026 ATM Forward Sellers	Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Nomura Securities International, Inc. (acting through BTIG, LLC, as agent), Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC
2026 ATM Managers	Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC
2026 Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
2026 Equity Distribution Agreement	Equity Distribution Agreement, dated as of May 15, 2026, by and between CenterPoint Energy, the 2026 ATM Managers, the 2026 ATM Forward Purchasers and the 2026 ATM Forward Sellers
2029 Convertible Notes	CenterPoint Energy’s 2.875% Convertible Senior Notes due 2029
2029 Convertible Notes Indenture	Indenture, dated as of February 26, 2026, by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee
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
•industrial, commercial and residential growth in our service territories and changes in market demand and energy consumption, including in relation to the expansion of data centers (associated with, among other things, increasing demand for AI), energy refining and exports, advanced manufacturing and logistics, as well as the effects of energy efficiency measures, technological advances and demographic patterns, and our ability to appropriately estimate/forecast and effectively manage such demand and the business opportunities and projects relating to such matters (including the receipt of timely large-load interconnection regulatory approvals) as well as obtain the anticipated benefits, including relating to customer affordability, associated with such demand;
•the amount of gigawatts projected to be connected to the Houston Electric system and the timing of such additional large-load customer connections and associated energization;
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
•federal, state and local legislative, executive and regulatory actions or developments affecting various aspects of our businesses, including, among others, any actions resulting from Hurricane Beryl, energy deregulation or re-regulation, pipeline integrity and safety, actions relating to our facilities and changes in regulation, legislation and governmental action pertaining to the utility model, trade (including tariffs, bans, retaliatory trade measures taken against the United States or related governmental action), the implementation of budget and spending cuts to federal government agencies and programs, effects of government shutdowns, policies incentivizing or disincentivizing the development or utilization of alternative sources of generation (including distributed generation), health care, finance, actions regarding the rates charged by our regulated businesses and actions relating to base rate proceedings or interim rate mechanisms (including the required timing thereof);
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
•our ability to timely obtain and maintain necessary land rights, licenses, permits, easements and approvals from landowners and local, state, federal and other regulatory authorities on acceptable terms and resolve disputes or third-party challenges to such licenses, permits or approvals as applicable;
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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenues:
Utility revenues	$2,137	$1,929	$5,097	$4,835
Non-utility revenues	15	15	30	29
Total	2,152	1,944	5,127	4,864
Expenses:
Utility natural gas, fuel and purchased power	281	300	1,251	1,306
Non-utility cost of revenues, including natural gas	—	2	1	3
Operation and maintenance	742	715	1,508	1,462
Depreciation and amortization	445	370	868	733
Taxes other than income taxes	150	140	307	294
Total	1,618	1,527	3,935	3,798
Operating Income	534	417	1,192	1,066
Other Income (Expense):
Loss on sale	—	—	—	(43)
Gain (loss) on equity securities, net	(151)	43	(106)	122
Gain (loss) on indexed debt securities	148	(42)	104	(121)
Interest expense and other finance charges	(240)	(191)	(505)	(425)
Interest expense on Securitization Bonds	(21)	(4)	(35)	(8)
Other income, net	27	30	56	40
Total	(237)	(164)	(486)	(435)
Income Before Income Taxes	297	253	706	631
Income tax expense	53	55	146	136
Net Income	$244	$198	$560	$495

Basic Earnings Per Common Share	$0.37	$0.30	$0.85	$0.76
Diluted Earnings Per Common Share	$0.37	$0.30	$0.84	$0.76

Weighted Average Common Shares Outstanding, Basic	657	653	655	652
Weighted Average Common Shares Outstanding, Diluted	666	654	663	654

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$244	$198	$560	$495
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax expense of $0, $0, $0, and $0 respectively)	1	1	1	1
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax benefit of $0, $0, $0 and $0)	—	(1)	—	(1)
Total	1	—	1	—
Comprehensive income	$245	$198	$561	$495

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($45 and $34 related to VIEs, respectively)	$49	$38
Investment in equity securities	404	510
Accounts receivable ($27 and $6 related to VIEs, respectively), less allowance for credit losses of $28 and $25, respectively	777	806
Accrued unbilled revenues ($14 and $4 related to VIEs, respectively), less allowance for credit losses of $1 and $2, respectively	371	600
Materials and supplies	609	517
Natural gas and coal inventory	138	215
Taxes receivable	114	36
Current assets held for sale	2,617	2,669
Regulatory assets	255	170
Prepaid expenses and other current assets ($18 and $6 related to VIEs, respectively)	120	140
Total current assets	5,454	5,701
Property, Plant and Equipment, Net:
Property, plant and equipment	46,512	44,676
Less: accumulated depreciation and amortization	11,129	10,620
Property, plant and equipment, net	35,383	34,056
Other Assets:
Goodwill	3,550	3,550
Regulatory assets ($1,802 and $683 related to VIEs, respectively)	3,619	3,005
Other non-current assets	244	222
Total other assets	7,413	6,777
Total Assets	$48,250	$46,534

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2026	December 31, 2025
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$500
Current portion of VIE Securitization Bonds long-term debt	120	41
Current portion of other long-term debt	1,616	1,873
Indexed debt securities derivative	451	564
Accounts payable	1,098	1,300
Taxes accrued	217	344
Interest accrued ($21 and $7 related to VIEs, respectively)	353	313
Dividends accrued	—	150
Customer deposits ($8 and $2 related to VIEs, respectively)	94	89
Current liabilities held for sale	441	520
Other current liabilities ($0 and $15 related to VIEs, respectively)	467	566
Total current liabilities	4,857	6,260
Other Liabilities:
Deferred income taxes, net	4,855	4,602
Benefit obligations	476	491
Regulatory liabilities	2,633	2,692
Other non-current liabilities	803	770
Total other liabilities	8,767	8,555
Long-term Debt, Net:
VIE Securitization Bonds, net	1,746	664
Other long-term debt, net	21,160	19,902
Total long-term debt, net	22,906	20,566
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 658,700,905 shares and 652,869,575 shares outstanding, respectively	6	6
Additional paid-in capital	9,288	9,130
Retained earnings	2,451	2,043
Accumulated other comprehensive loss	(25)	(26)
Total shareholders’ equity	11,720	11,153
Total Liabilities and Shareholders’ Equity	$48,250	$46,534

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$560	$495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	868	733
Deferred income taxes	220	74
Loss on sale	—	43
(Gain) loss on equity securities	106	(122)
(Gain) loss on indexed debt securities	(104)	121
Pension and postretirement contributions	(40)	(87)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	349	214
Inventory	(8)	24
Accounts payable	(330)	(330)
Other current assets	(193)	118
Other current liabilities	(235)	(251)
Other non-current assets	(130)	(9)
Other non-current liabilities	(7)	2
Other operating activities, net	4	(55)
Net cash provided by operating activities	1,060	970
Cash Flows from Investing Activities:
Capital expenditures	(2,568)	(2,167)
Payment for asset acquisition	—	(357)
Proceeds from divestitures	—	1,219
Other investing activities, net	41	(36)
Net cash used in investing activities	(2,527)	(1,341)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(3)
Proceeds from (payments of) commercial paper, net	(502)	1,056
Proceeds from long-term debt and term loans, net	3,441	735
Payments of long-term debt and term loans, including make-whole premiums	(1,271)	(1,030)
Payment of debt issuance costs	(24)	(12)
Payment of dividends on Common Stock	(302)	(287)
Proceeds from issuances of Common Stock, net	165	—
Other financing activities, net	(18)	(19)
Net cash provided by financing activities	1,489	440
Net Increase in Cash, Cash Equivalents and Restricted Cash	22	69
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	49	30
Cash, Cash Equivalents and Restricted Cash at End of Period	$71	$99

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$510	$487
Cash paid (refunds received) for income taxes, net	11	(5)

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$451	$309

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value)
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	653	$6	652	$6	653	$6	652	$6
Issuances of Common Stock	5	—	—	—	5	—	—	—
Issuances related to benefit and investment plans	1	—	1	—	1	—	1	—
Balance, end of period	659	6	653	6	659	6	653	6
Additional Paid-in-Capital
Balance, beginning of period		9,110		9,097		9,130		9,105
Issuances of Common Stock, net of issuance costs		165		—		165		—
Issuances related to benefit and investment plans		13		10		(7)		2
Balance, end of period		9,288		9,107		9,288		9,107
Retained Earnings
Balance, beginning of period		2,359		1,869		2,043		1,572
Net income		244		198		560		495
Common Stock dividends declared (see Note 15)		(152)		(144)		(152)		(144)
Balance, end of period		2,451		1,923		2,451		1,923
Accumulated Other Comprehensive Loss
Balance, beginning of period		(26)		(17)		(26)		(17)
Other comprehensive income		1		—		1		—
Balance, end of period		(25)		(17)		(25)		(17)
Total Shareholders’ Equity		$11,720		$11,019		$11,720		$11,019

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues	$1,167	$1,008	$2,158	$1,892
Expenses:
Operation and maintenance	492	482	964	930
Depreciation and amortization	245	196	477	375
Taxes other than income taxes	82	78	163	153
Total	819	756	1,604	1,458
Operating Income	348	252	554	434
Other Income (Expense):
Interest expense and other finance charges	(99)	(90)	(199)	(176)
Interest expense on Securitization Bonds	(18)	—	(28)	—
Other income, net	19	15	42	23
Total	(98)	(75)	(185)	(153)
Income Before Income Taxes	250	177	369	281
Income tax expense	48	36	71	56
Net Income	$202	$141	$298	$225

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($39 and $25 related to VIEs, respectively)	$39	$25
Accounts and notes receivable, net ($26 and $5 related to VIEs, respectively), less allowance for credit losses of $2 and $2, respectively	440	326
Accrued unbilled revenues ($13 and $3 related to VIEs, respectively)	203	169
Accounts and notes receivable–affiliated companies	184	4
Materials and supplies	442	357
Prepaid expenses and other current assets ($16 and $4 related to VIEs, respectively)	35	49
Total current assets	1,343	930
Property, Plant and Equipment, Net:
Property, plant and equipment	24,820	23,947
Less: accumulated depreciation and amortization	5,187	4,944
Property, plant and equipment, net	19,633	19,003
Other Assets:
Regulatory assets ($1,508 and $384 related to VIEs, respectively)	2,254	1,612
Other non-current assets	50	33
Total other assets	2,304	1,645
Total Assets	$23,280	$21,578

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Short-term borrowings	$—	$500
Current portion of VIE Securitization Bonds long-term debt	106	27
Current portion of other long-term debt	600	300
Accounts payable	596	579
Accounts and notes payable–affiliated companies	104	151
Taxes accrued	139	265
Interest accrued ($19 and $5 related to VIEs, respectively)	169	133
Other current liabilities ($8 and $17 related to VIEs, respectively)	219	198
Total current liabilities	1,933	2,153
Other Liabilities:
Deferred income taxes, net	1,738	1,609
Benefit obligations	49	38
Regulatory liabilities	765	850
Other non-current liabilities	145	144
Total other liabilities	2,697	2,641
Long-term Debt, net:
VIE Securitization Bonds, net	1,459	369
Other long-term debt, net	9,378	8,883
Total long-term debt, net	10,837	9,252
Commitments and Contingencies (Note 11)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	5,683	5,683
Retained earnings	2,132	1,851
Accumulated other comprehensive loss	(2)	(2)
Total member’s equity	7,813	7,532
Total Liabilities and Member’s Equity	$23,280	$21,578
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$298	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	477	375
Deferred income taxes	113	20
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(148)	(93)
Accounts receivable/payable–affiliated companies	9	(51)
Inventory	(78)	—
Accounts payable	49	(135)
Other current assets	26	21
Other current liabilities	(100)	(19)
Other non-current assets	(110)	(198)
Other non-current liabilities	(53)	(18)
Other operating activities, net	(23)	(10)
Net cash provided by operating activities	460	117
Cash Flows from Investing Activities:
Capital expenditures	(1,686)	(1,308)
(Increase) decrease in notes receivable–affiliated companies	(182)	368
Other investing activities, net	46	59
Net cash used in investing activities	(1,822)	(881)
Cash Flows from Financing Activities:
Proceeds from long-term debt and term loan, net	1,991	500
Payments of long-term debt	(516)	—
Increase (decrease) in notes payable–affiliated companies	(54)	453
Payment of debt issuance costs	(16)	(5)
Dividend to parent	(17)	(182)
Other financing activities, net	—	(1)
Net cash provided by financing activities	1,388	765
Net Increase in Cash, Cash Equivalents and Restricted Cash	26	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	29	14
Cash, Cash Equivalents and Restricted Cash at End of Period	$55	$15

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$202	$176
Cash paid for income taxes, net	8	29

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$218	$224

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		5,683		5,589		5,683		5,589
Balance, end of period		5,683		5,589		5,683		5,589
Retained Earnings
Balance, beginning of period		1,930		1,565		1,851		1,571
Net income		202		141		298		225
Dividend to parent		—		(92)		(17)		(182)
Balance, end of period		2,132		1,614		2,132		1,614
Accumulated Other Comprehensive Loss
Balance, beginning of period		(2)		(1)		(2)		(1)
Balance, end of period		(2)		(1)		(2)		(1)
Total Member’s Equity		$7,813		$7,202		$7,813		$7,202

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Utility revenues	$747	$719	$2,432	$2,495
Non-utility revenues	13	12	25	24
Total	760	731	2,457	2,519
Expenses:
Utility natural gas	211	231	1,076	1,140
Non-utility cost of revenues, including natural gas	—	2	1	3
Operation and maintenance	203	187	452	443
Depreciation and amortization	151	131	293	273
Taxes other than income taxes	64	56	134	129
Total	629	607	1,956	1,988
Operating Income	131	124	501	531
Other Income (Expense):
Gain on sale	—	—	—	52
Interest expense and other finance charges	(44)	(39)	(110)	(95)
Other income, net	6	12	9	14
Total	(38)	(27)	(101)	(29)
Income Before Income Taxes	93	97	400	502
Income tax expense	11	11	88	111
Net Income	$82	$86	$312	$391

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Accounts receivable, less allowance for credit losses of $23 and $19, respectively	$261	$391
Accrued unbilled revenues, less allowance for credit losses of $0 and $2, respectively	116	372
Accounts receivable–affiliated companies	13	6
Materials and supplies	119	114
Natural gas inventory	101	165
Current assets held for sale	2,443	2,495
Regulatory assets	226	169
Prepaid expenses and other current assets	32	48
Total current assets	3,311	3,760
Property, Plant and Equipment, Net:
Property, plant and equipment	15,366	14,540
Less: accumulated depreciation and amortization	4,013	3,820
Property, plant and equipment, net	11,353	10,720
Other Assets:
Goodwill	1,242	1,242
Regulatory assets	458	479
Other non-current assets	64	63
Total other assets	1,764	1,784
Total Assets	$16,428	$16,264

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	June 30, 2026	December 31, 2025
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$60
Accounts payable	368	480
Accounts and notes payable–affiliated companies	92	394
Taxes accrued	96	165
Interest accrued	74	74
Customer deposits	76	76
Current liabilities held for sale	441	520
Other current liabilities	155	242
Total current liabilities	1,302	2,011
Other Liabilities:
Deferred income taxes, net	1,549	1,426
Benefit obligations	61	62
Regulatory liabilities	1,643	1,616
Other non-current liabilities	334	317
Total other liabilities	3,587	3,421
Long-term Debt, Net	5,069	4,657
Commitments and Contingencies (Note 11)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,519	4,519
Retained earnings	1,936	1,641
Accumulated other comprehensive income	15	15
Total stockholder’s equity	6,470	6,175
Total Liabilities and Stockholder’s Equity	$16,428	$16,264

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$312	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	273
Deferred income taxes	110	38
Gain on sale	—	(52)
Pension and postretirement contributions	(4)	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	476	338
Accounts receivable/payable–affiliated companies	(18)	(24)
Inventory	59	24
Accounts payable	(185)	(89)
Other current assets	(100)	112
Other current liabilities	(166)	(138)
Other non-current assets	(19)	214
Other non-current liabilities	2	(33)
Other operating activities, net	5	(29)
Net cash provided by operating activities	765	1,025
Cash Flows from Investing Activities:
Capital expenditures	(836)	(665)
Increase in notes receivable–affiliated companies	—	(1)
Proceeds from divestiture	—	1,219
Other investing activities, net	27	(98)
Net cash used in investing activities	(809)	455
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(3)
Payments of commercial paper, net	(206)	(407)
Proceeds from long-term debt and term loan, net	800	—
Payments of long-term debt and term loan	(248)	(421)
Decrease in notes payable-affiliated companies	(291)	—
Dividends to parent	(17)	(650)
Other financing activities, net	6	(1)
Net cash provided by (used in) financing activities	44	(1,482)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	—	(2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	—	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$226	$113
Cash paid (refunds received) for income taxes, net	3	(1)

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$132	$82

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,519		4,519		4,519		4,519
Balance, end of period		4,519		4,519		4,519		4,519
Retained Earnings
Balance, beginning of period		1,869		1,940		1,641		1,732
Net income		82		86		312		391
Dividend to parent		(15)		(553)		(17)		(650)
Balance, end of period		1,936		1,473		1,936		1,473
Accumulated Other Comprehensive Income
Balance, beginning of period		15		17		15		17
Balance, end of period		15		17		15		17
Total Stockholder’s Equity		$6,470		$6,009		$6,470		$6,009

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

As of June 30, 2026, CenterPoint Energy’s indirect, wholly-owned operating subsidiaries included:

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

As of June 30, 2026, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 13.

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

As of June 30, 2026, CenterPoint Energy, Houston Electric and SIGECO had VIEs including Transition Bond Company IV, Restoration Bond Company II, Restoration Bond Company III and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or system restoration property or facilitating the securitization financing of qualified costs. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is its primary beneficiary. Houston Electric has a controlling financial interest in each of the Bond Companies and is the primary beneficiary of each of the Bond Companies. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by Restoration Bond Company II, Restoration Bond Company III and the SIGECO
Securitization Subsidiary are payable only from and secured by system restoration property or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO. For further information, see Note 6.

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

Cash and Cash Equivalents and Restricted Cash

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows for the periods presented:

	June 30, 2026			December 31, 2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$49	$39	$—	$38	$25	$—
Restricted cash included in Prepaid expenses and other current assets (2)	22	16	—	11	4	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$71	$55	$—	$49	$29	$—

(1)Cash and cash equivalents related to VIEs as of June 30, 2026 and December 31, 2025 included $45 million and $34 million, respectively, at CenterPoint Energy and $39 million and $25 million, respectively, at Houston Electric.
(2)Restricted cash primarily related to accounts established by CenterPoint Energy and Houston Electric to collateralize the Securitization Bonds issued by the Bond Companies and the SIGECO Securitization Subsidiary. These restricted cash accounts are not available for withdrawal until the maturity of the Securitization Bonds.

Recent Accounting Pronouncements

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and related environmental credit obligations. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The requirements will be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. Early adoption is permitted. The Registrants are currently assessing the impact of adopting this standard on their respective consolidated financial statements.

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

(3) Held for Sale, Divestiture and Acquisition (CenterPoint Energy and CERC)

Held for Sale. On October 20, 2025, CERC Corp. entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH to NFGC. The purchase price is $2.62 billion, which is comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the transaction; and (ii) a 364-day seller promissory note, in the original principal amount of $1.2 billion, to be issued by NFGC at the closing of the transaction and payable to CERC Corp. as provided by the terms and conditions of the Seller Note Agreement. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) completion of a notice filing and review with the PUCO; and (iii) customary conditions regarding the accuracy of the representations and warranties and compliance by the parties with their respective obligations under the Ohio Securities Purchase Agreement. The transaction is not subject to a financing condition and will not close prior to October 1, 2026 without the consent of CERC Corp. As of June 30, 2026, the assets included approximately 6,000 miles of transmission and distribution pipeline in Ohio serving approximately 334,000 metered customers. The Ohio natural gas LDC business is reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment. A filing was made on January 9, 2026, notifying the PUCO of the execution of the Ohio Securities Purchase Agreement. The PUCO issued a Finding and Order on June 24, 2026 accepting the Joint Notice of Transaction subject to certain conditions and requirements. No applications for rehearing were filed by the relevant deadline, and as such, the Finding and Order has become final and non-appealable.

In October 2025, certain assets and liabilities representing the Ohio natural gas LDC business met the held for sale criteria. The assets and liabilities of the Ohio natural gas LDC business classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, included the following for the periods presented:

CenterPoint Energy

	June 30, 2026	December 31, 2025
	(in millions)
Accounts receivable, net	$47	$47
Accrued unbilled revenues	15	45
Materials and supplies	10	9
Property, plant and equipment, net	1,793	1,803
Goodwill	393	393
Regulatory assets	359	372
Total current assets held for sale	$2,617	$2,669

Accounts payable	$33	$100
Taxes accrued	36	37
Customer deposits	4	5
Other current liabilities	2	8
Regulatory liabilities	324	328
Other non-current liabilities	42	42
Total current liabilities held for sale	$441	$520

CERC

	June 30, 2026	December 31, 2025
	(in millions)
Accounts receivable, net	$47	$47
Accrued unbilled revenues	15	45
Materials and supplies	10	9
Property, plant and equipment, net	1,793	1,803
Goodwill	219	219
Regulatory assets	359	372
Total current assets held for sale	$2,443	$2,495

Accounts payable	$33	$100
Taxes accrued	36	37
Customer deposits	4	5
Other current liabilities	2	8
Regulatory liabilities	324	328
Other non-current liabilities	42	42
Total current liabilities held for sale	$441	$520

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

The pre-tax income for the Ohio natural gas LDC business, excluding corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Income Before Income Taxes	$20	$19	$52	$54

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

CenterPoint Energy and CERC recognized a loss of $43 million and a gain of $52 million, respectively, net of transaction costs of $21 million, in connection with the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses during the six months ended June 30, 2025. CenterPoint Energy and CERC received $6 million from the LAMS Buyers related to working capital and other customary adjustments set forth in the LAMS Asset Purchase Agreement during the six months ended June 30, 2026.

The pre-tax income for the Louisiana and Mississippi natural gas LDC businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income was $48 million during the six months ended June 30, 2025.

Effective on the date of the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses, CERC entered into the Transition Services Agreement, whereby CERC agreed to provide certain transition services, including accounting, customer operations, procurement, and technology functions, for a term of up to 24 months. Subject to the conditions in the Transition Services Agreement, the LAMS Buyers may terminate these support services with 60 days prior written notice. As of June 30, 2026, substantially all services under the Transition Services Agreement have been terminated.

CenterPoint Energy’s and CERC’s charges to the LAMS Buyers for reimbursement of transition services costs were $6 million during the three months ended June 30, 2026 and $18 million during the six months ended June 30, 2026. CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets included a receivable due from the LAMS Buyers for transition services in the amount of $4 million and $9 million as of June 30, 2026 and December 31, 2025, respectively.

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

(4) Revenue

The following tables disaggregate revenues by reportable segment and major source for the periods presented:

CenterPoint Energy

	Three Months Ended June 30, 2026
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,381	$775	$3	$2,159
Other (1)	(9)	2	1	(6)
Eliminations	—	—	(1)	(1)
Total revenues	$1,372	$777	$3	$2,152

	Three Months Ended June 30, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,195	$756	$2	$1,953
Other (1)	(4)	(5)	1	(8)
Eliminations	—	(1)	—	(1)
Total revenues	$1,191	$750	$3	$1,944

	Six Months Ended June 30, 2026
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$2,594	$2,535	$5	$5,134
Other (1)	(13)	7	2	(4)
Eliminations	—	(1)	(2)	(3)
Total revenues	$2,581	$2,541	$5	$5,127

	Six Months Ended June 30, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$2,267	$2,639	$3	$4,909
Other (1)	(10)	(35)	2	(43)
Eliminations	—	(2)	—	(2)
Total revenues	$2,257	$2,602	$5	$4,864
(1)Primarily consists of the impact of ARPs and leases.

Houston Electric

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenue from contracts with customers	$1,180	$1,014	$2,182	$1,906
Other (1)	(13)	(6)	(24)	(14)
Total revenues	$1,167	$1,008	$2,158	$1,892
(1)Primarily consists of the impact of ARPs and leases.

CERC

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenue from contracts with customers	$759	$736	$2,454	$2,555
Other (1)	1	(5)	3	(36)
Total revenues	$760	$731	$2,457	$2,519
(1)Primarily consists of income from ARPs and leases.

The opening and closing balances of accounts receivable and accrued unbilled revenues from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable (1) (2)	Accrued Unbilled Revenues (2)
	(in millions)
Opening balance as of December 31, 2025	$722	$600
Closing balance as of June 30, 2026	701	371
Decrease	$(21)	$(229)
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.
(2)The opening balance as of December 31, 2025 and the closing balance as of June 30, 2026 also excluded amounts classified as held for sale associated with the Ohio natural gas LDC business.

Houston Electric

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2025	$300	$169
Closing balance as of June 30, 2026	406	203
Increase	$106	$34
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.

CERC

	Accounts Receivable (1) (2)	Accrued Unbilled Revenues (2)
	(in millions)
Opening balance as of December 31, 2025	$357	$372
Closing balance as of June 30, 2026	239	116
Decrease	$(118)	$(256)
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.
(2)The opening balance as of December 31, 2025 and the closing balance as of June 30, 2026 also excluded amounts classified as held for sale associated with the Ohio natural gas LDC business.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits for the periods presented:

Pension Benefits (CenterPoint Energy)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Service cost (1)	$6	$6	$13	$12
Interest cost (2)	19	19	38	39
Expected return on plan assets (2)	(20)	(20)	(41)	(40)
Amortization of net loss (2)	8	7	15	14
Settlement income	(1)	—	(1)	—
Net periodic cost	$12	$12	$24	$25
(1)Included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended June 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest cost (1)	$4	$2	$1	$4	$2	$1
Expected return on plan assets (1)	(2)	(1)	(1)	(2)	(1)	(1)
Amortization of prior service cost (credit) (1)	—	(2)	—	—	(1)	—
Amortization of net loss (1)	(2)	(1)	—	(3)	(2)	(1)
Net periodic cost (benefit)	$—	$(2)	$—	$(1)	$(2)	$(1)

	Six Months Ended June 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Interest cost (1)	$7	$3	$2	$7	$3	$2
Expected return on plan assets (1)	(3)	(2)	(1)	(3)	(2)	(1)
Amortization of prior service cost (credit) (1)	(1)	(3)	—	(1)	(2)	1
Amortization of net loss (1)	(4)	(2)	—	(5)	(3)	(2)
Net periodic cost (benefit)	$(1)	$(4)	$1	$(2)	$(4)	$—
(1)Included in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

Benefit Plan Contributions

The table below reflects the contributions made to the pension and postretirement benefit plans during the period presented:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$18	$—	$—	$34	$—	$—
Postretirement benefit plans	2	—	2	6	—	4

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

	June 30, 2026			December 31, 2025
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Unrecognized equity return	$300	$110	$124	$310	$135	$111
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

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income for the period presented:

	Three Months Ended June 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$35	$33	$1	$7	$5	$1

	Six Months Ended June 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$47	$43	$2	$9	$6	$2

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their natural gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Indiana and Texas, and continue to recover the natural gas cost in Minnesota. As of June 30, 2026 and December 31, 2025, each of CenterPoint Energy and CERC had recorded current regulatory assets of $35 million and $70 million associated with the February 2021 Winter Storm Event.

See Note 11(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization

The Texas Natural Gas Securitization Finance Corporation (TNGSFC) issued customer rate relief bonds in March 2023, and on March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in cash proceeds from the issuance and sale of the state’s customer rate relief bonds. As CenterPoint Energy and CERC have no future financial obligations for the repayment of the state’s customer rate relief bonds, the customer rate relief bonds are not recorded on CenterPoint Energy’s or CERC’s balance sheets. The state’s customer rate relief bonds are backed in part by customer rate relief property, including customer rate relief charges, which are non-bypassable uniform monthly volumetric charges to be paid by all existing and future sales customers as a component of each regulated utility’s gas cost, separate from their base rate. CERC acts as a collection agent, whose duties include management, servicing and administration of a portion of the customer rate relief property which is associated with the customer rate relief charge imposed on customers of CERC under the guidance and direction from the Railroad Commission. The TNGSFC, and not CenterPoint Energy or CERC, is the owner of the customer rate relief property. The assets of the TNGSFC are not available to pay creditors of CenterPoint Energy, CERC, or their affiliates. While the customer rate relief charges will be included by CERC in their monthly billings, the billing amount is established by the Railroad Commission. CERC will remit all customer rate relief charges collected to the financing entity set up by the Railroad Commission. Therefore, the collection and servicing of customer rate relief charges have no impact on the respective Statements of Consolidated Income of CenterPoint Energy or CERC.

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

TEEEF (CenterPoint Energy and Houston Electric)

Pursuant to Texas legislation passed in 2021, Houston Electric entered into two leases for medium (5.7 MW) and large (27 MW to 32 MW) TEEEF. Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery. Expenses associated with the short-term lease, including carrying costs, were deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $72 million and $78 million as of June 30, 2026 and December 31, 2025, respectively. Expenses associated with the long-term lease, including variable costs associated with the operation and maintenance of the TEEEF, depreciation expense on the right of use asset and carrying costs, are deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $86 million and $123 million as of June 30, 2026 and December 31, 2025, respectively.

Right of use finance lease assets, such as assets acquired under the long-term leases, were evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator was probable through monitoring the outcome of rate cases and other proceedings until the TEEEF finance lease assets were taken out of the rate base of the regulated utility. Following removal of the large and medium TEEEF units from the rate base of the regulated utility, as proposed in the proceeding further described below, such TEEEF units are subject to impairment testing under Accounting Standards Codification 360. Houston Electric continues to monitor the ongoing proceedings and did not record any impairments or disallowances on its right of use assets or TEEEF regulatory assets during the three and six months ended June 30, 2026 or 2025.

Effective January 1, 2023, all medium and large TEEEF were leased under the long-term lease agreement. The long-term lease agreement includes up to 519 MW of TEEEF, all of which were delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all such TEEEF leases. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of June 30, 2026 and December 31, 2025 and relates to removal costs that will be incurred at the end of the lease term. As of June 30, 2026, Houston Electric had secured a first lien on the assets leased under the prepayment agreement.

On December 19, 2024, Houston Electric announced a proposal to release its 15 large TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region for a period of up to two years. On April 18, 2025, a proposal was filed with the PUCT (Docket 57980) seeking approval of the aforementioned release to ERCOT and CPS Energy, a corresponding reduction to TEEEF fleet capacity and a rate reduction to reflect the removal of the 15 large TEEEF units from Houston Electric’s TEEEF fleet. On June 4, 2025, Houston Electric entered into definitive documentation (the “ERCOT Transaction”), subject to PUCT approval in Docket 57980, to release the 15 large TEEEF units to the San Antonio area until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, during which time Houston Electric will not receive revenue or profit from ERCOT and will not charge Houston-area customers for such TEEEF units while they remain in the San Antonio area serving ERCOT. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving the large TEEEF units; because the TEEEF units would not be available to serve customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. On June 5, 2025, certain intervenors submitted a joint request for hearing. On July 9, 2025, the PUCT referred this docket to the SOAH. On October 13, 2025, intervenor testimony was filed. On November 21, 2025, Houston Electric filed supplemental testimony proposing removal of its five medium TEEEF units from its fleet and rates. On June 26, 2026, Houston Electric filed a stipulation and agreement supporting removal of the 15 large units and 5 medium units effective May 1, 2025 and January 1, 2026, respectively, an agreed motion for interim rates effective August 15, 2026, settlement testimony, and agreed motion to admit evidence and remand proceeding back to the PUCT. On June 29, 2026, SOAH granted the requested motions and remanded the proceeding to the PUCT. If approved by the PUCT, the current revenue requirement will be reduced by $112 million.

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

The Restoration Bond Company II Securitization Bonds are secured by the system restoration property, which includes the right to recover, through non-bypassable system restoration charges payable by Houston Electric’s retail electric customers, the qualified costs of Houston Electric associated with the May 2024 Storm Events as authorized by the PUCT. Restoration Bond Company II, not Houston Electric, is the owner of the system restoration property, and the assets of Restoration Bond Company II are not available to pay the creditors of Houston Electric or its affiliates, other than Restoration Bond Company II. Houston Electric has no payment obligations with respect to the Restoration Bond Company II Securitization Bonds except to remit collections of system restoration charges as set forth in a servicing agreement between Houston Electric and Restoration Bond Company II.

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

The Restoration Bond Company III Securitization Bonds are secured by the system restoration property, which includes the right to recover, through non-bypassable system restoration charges payable by Houston Electric’s retail electric customers, the qualified costs of Houston Electric associated with Hurricane Beryl and certain other significant storms as authorized by the PUCT. Restoration Bond Company III, not Houston Electric, is the owner of the system restoration property, and the assets of Restoration Bond Company III are not available to pay the creditors of Houston Electric or its affiliates, other than Restoration Bond Company III. Houston Electric has no payment obligations with respect to the Restoration Bond Company III Securitization Bonds except to remit collections of system restoration charges as set forth in a servicing agreement between Houston Electric and Restoration Bond Company III.

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

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period. As of June 30, 2026 and December 31, 2025, the Registrants did not have any assets or liabilities classified as Level 3.

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of the dates presented and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value:

CenterPoint Energy

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investment in equity securities	$404	$—	$—	$404	$510	$—	$—	$510
Investments, including money market funds (1) (3)	43	—	—	43	23	—	—	23
Total assets	$447	$—	$—	$447	$533	$—	$—	$533
Liabilities
Indexed debt securities derivative	$—	$451	$—	$451	$—	$564	$—	$564
Total liabilities	$—	$451	$—	$451	$—	$564	$—	$564

Houston Electric

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (2) (3)	$26	$—	$—	$26	$6	$—	$—	$6
Total assets	$26	$—	$—	$26	$6	$—	$—	$6

CERC

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$16	$—	$—	$16	$16	$—	$—	$16
Total assets	$16	$—	$—	$16	$16	$—	$—	$16
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

	June 30, 2026			December 31, 2025
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Short-term borrowings and long-term debt, including current maturities	(in millions)
Carrying amount	$24,642	$11,543	$5,069	$22,980	$10,079	$4,717
Fair value	23,938	10,605	5,026	22,377	9,292	4,711
(1)Includes Securitization Bonds.

(8) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (loss) on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
AT&T Common	$(85)	$7	$(43)	$63
Charter Common	(64)	34	(58)	57
WBD Common	(2)	2	(5)	2
Gain (loss) on equity securities, net	$(151)	$43	$(106)	$122

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

	Shares Held		Carrying Value
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
			(in millions)
AT&T Common	10,212,945	10,212,945	$211	$254
Charter Common	872,503	872,503	124	182
WBD Common	2,470,685	2,470,685	66	71
Other			3	3
Investment in equity securities			$404	$510

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion, of which $828 million remained outstanding as of June 30, 2026. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following for the periods presented:

	June 30, 2026	December 31, 2025
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

On February 27, 2026, Paramount Skydance Corporation (“Paramount”) and WBD announced they entered into a definitive merger agreement under which Paramount will pay $31.00 per share in cash for all outstanding shares of WBD. If the merger closes, WBD shares would be exchanged for cash and as a result, reference shares would consist of AT&T Common and Charter Common. According to Paramount’s public statements, the merger is expected to close in the second half of 2026.

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of June 30, 2026, the ZENS, having an original principal amount of $828 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

(9) Short-term Borrowings and Long-term Debt

Debt Issuances. In January 2026, CERC Corp. entered into a delayed draw term loan agreement pursuant to which the banks party thereto committed to provide term loans in an aggregate principal amount of up to $800 million by March 30, 2026 in up to three separate borrowings, subject to the satisfaction or waiver of certain customary conditions. The maturity date of the term loan is July 16, 2027. The borrowings under the term loan agreement bear interest at CERC’s option, at a rate per annum equal to either (i) Term SOFR (as defined in the term loan agreement), plus a margin of 0.85%, or (ii) the Alternate Base Rate (as defined in the term loan agreement). CERC Corp. borrowed $500 million on January 20, 2026 and borrowed the remaining $300 million on March 25, 2026. CERC used the proceeds thereof for general corporate purposes.

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

In June 2026, CenterPoint Energy repaid at maturity $500 million aggregate principal amounts of its outstanding 1.45% senior notes due 2026 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon.

Credit Facilities. The Registrants had the following revolving credit facilities as of June 30, 2026:

Registrant	Execution Date	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of June 30, 2026 (2)	Termination Date
		(in millions)
CenterPoint Energy	December 6, 2022	$2,400	1.500%	65.0%	(3)	59.2%	December 6, 2028
CenterPoint Energy (4)	December 6, 2022	250	1.125%	65.0%		45.0%	December 6, 2028
Houston Electric	December 6, 2022	300	1.250%	67.5%	(3)	56.1%	December 6, 2028
CERC	December 6, 2022	1,050	1.125%	65.0%		40.2%	December 6, 2028
Total		$4,000
(1)Based on credit ratings as of June 30, 2026.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of June 30, 2026.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	June 30, 2026				December 31, 2025
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$—	$124	3.80%	$—	$—	$420	3.78%
CenterPoint Energy (2)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC (1)	—	—	353	3.80%	—	—	559	3.86%
Total	$—	$—	$477		$—	$—	$979
(1)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities of up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility.
(2)This credit facility was issued by SIGECO.

Liens. As of June 30, 2026, Houston Electric’s assets were subject to liens securing approximately $10.1 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s condensed consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of June 30, 2026, approximately $5.3 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of June 30, 2026, SIGECO had approximately $1.5 billion aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of June 30, 2026, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $1 billion of additional first mortgage bonds could be issued on this basis.

(10) Income Taxes

The Registrants reported the following effective tax rates for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
CenterPoint Energy (1)	18%	22%	21%	22%
Houston Electric (2)	19%	20%	19%	20%
CERC (3)	11%	11%	22%	22%

(1)CenterPoint Energy’s lower effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due primarily to a decrease in nondeductible goodwill and a decrease in state taxes. CenterPoint Energy’s lower effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to a decrease in nondeductible goodwill.
(2)Houston Electric’s lower effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by a decrease in state income taxes. Houston Electric’s lower effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by a decrease in state income taxes.
(3)CERC’s effective tax rate did not change for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Increases in state income taxes were offset by decreases in nondeductible goodwill.
CERC’s effective tax rate did not change for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Lower state tax expense and nondeductible goodwill was offset by a decrease in excess deferred tax amortization resulting from the sale of Louisiana and Mississippi LDC businesses in the first quarter of 2025.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $20 million as of June 30, 2026. The Registrants believe that it is reasonably possible that the Registrants will recognize a $20 million tax benefit, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2023 have been audited and settled with the IRS for CenterPoint Energy. For tax years 2024, 2025 and 2026, the Registrants are participants in the IRS’s Compliance Assurance Process.

(11) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. Contracts with minimum payment obligations have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 because these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of June 30, 2026, CenterPoint Energy and CERC had the following undiscounted minimum purchase obligations:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remainder of 2026	$330	$56	$71	$327
2027	623	127	156	616
2028	576	100	142	570
2029	555	98	10	549
2030	507	81	2	501
Thereafter	1,377	1,538	52	1,353
Total	$3,968	$2,000	$433	$3,916
(1)Primarily related to PPAs with commitments ranging from 20 years to 27 years.
(2)Primarily related to commitments for utility equipment, including meters and transformers, with the remaining commitments related to information technology services and software.

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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly-owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimated the maximum exposure under these guarantees to be approximately $426 million as of June 30, 2026 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred to be remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 related to its obligation under the outstanding guarantees.

(c) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to Hurricane Beryl. Various federal, state and local governmental and regulatory agencies and other entities called for or conducted inquiries and investigations into Hurricane Beryl, the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues, and the procurement of TEEEF. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations. Ongoing and future inquiries, investigations and proposed legislation regarding Hurricane Beryl could adversely affect our business, financial condition, results of operations and cash flows, including with respect to our recovery of costs incurred as a result of Hurricane Beryl or future severe weather events; the assessment of financial penalties; changes to Houston Electric’s system, service territories, operations and/or regulatory treatment; and the viability for Houston Electric to continue leasing TEEEF. Further, on January 22, 2025, a putative shareholder of CenterPoint Energy, Donel Davidson, filed a derivative petition in Harris County District Court, Texas, alleging breach of fiduciary duty and unjust enrichment on behalf of CenterPoint Energy against certain of its current and former directors and officers citing, in part, the topics of these inquiries and investigations. The action seeks to recover damages and other relief from the defendants on behalf of CenterPoint Energy. The action was removed to the Texas Business Courts, and on June 18, 2025, the parties filed an agreed upon stipulation to stay the case, which was approved by the court on June 24, 2025. As of June 30, 2026, the case remains stayed. Additionally, on February 12, 2025, a second putative shareholder of CenterPoint Energy made a demand on the Board to investigate the same basic allegations raised in the derivative petition filed by Donel Davidson.

CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, wrongful death, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. Following Hurricane Beryl, several putative class actions were filed against CenterPoint Energy and/or Houston Electric in the District Courts of Harris County, Texas, on behalf of individuals or entities who claim losses due to power outages lasting at least 48 hours as a result of Hurricane Beryl, such actions consisting of the following proposed classes: (1) all restaurants in Harris County, Galveston County, and Montgomery County; (2) all residential customers; and (3) all health, wellness, medical and beauty facilities in Harris County. These putative classes asserted claims and theories of negligence, gross negligence, nuisance, fraud, and/or violation of Houston Electric’s tariff for retail delivery service, and each sought damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. On July 30, 2025, the plaintiffs in the putative class action on behalf of all residential customers nonsuited without prejudice all claims and causes of action. In addition, the plaintiffs in the other two putative class actions have amended their petitions to remove all class action allegations and assert claims of negligence, gross negligence, nuisance and/or intentional misconduct. One of those lawsuits is brought by approximately 220 individually named plaintiffs, and the other lawsuit includes approximately 50 individually named plaintiffs. In addition, thirteen individual actions are currently pending in Harris County District Courts. These actions assert claims of negligence, negligence per se, negligent undertaking and/or gross negligence against CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric. Certain plaintiffs in these actions allege wrongful death, personal injury, or property damage and seek damages in excess of $1 million each. Six of the thirteen additional lawsuits are on behalf of a collective approximately 465 individuals or entities who claim losses due to power outages, with damages in excess of $1 million being sought in five of the suits and in excess of $5 million in the sixth suit. These cases have been or will be transferred to the designated MDL pretrial court. CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric filed dispositive motions in the two former putative class action cases and certain individual actions. On December 1, 2025, the MDL pretrial court granted Houston Electric’s dispositive motion in one individual action brought by a business alleging losses due to a power outage following Hurricane Beryl. Following this ruling, this action, as well as two other actions in which the plaintiffs alleged losses due to power outages following Hurricane Beryl, were dismissed or non-suited. On January 28, 2026, the MDL pretrial court denied dispositive motions filed by CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric in individual actions alleging personal injury or property damage. Houston Electric filed notices of appeal of these orders, and briefing in Houston Electric’s appeal in the property damage case is complete. The claims against CenterPoint Energy and Houston Electric in the personal injury case were non-suited and the related appeal was dismissed. After the appeal was dismissed, the personal injury plaintiff again sued CenterPoint Energy and Houston Electric. On March 19, 2026, the MDL pretrial court ruled on CenterPoint Energy and/or Houston Electric’s dispositive motions in the two former putative class actions, granting the motions as to the plaintiffs’ claims for negligence, fraud and nuisance but denying them as to plaintiffs’ gross negligence claims. On June 19, 2026, CenterPoint Energy and Houston Electric filed a petition for writ of mandamus as to the MDL pretrial court’s denial of the dispositive motions on plaintiffs’ gross negligence claims. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to vigorously defend themselves against the lawsuits. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, certain insurers have disputed, and more insurers may dispute, coverage for some types of claims or damages that have been or may in the future be alleged by plaintiffs. For example, CenterPoint Energy has received from two insurers denials of indemnity coverage in certain of the cases arising out of power outages based on the failure to supply exclusion, and those insurers have also reserved their rights with respect to coverage in those actions. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the number of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses.

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

CenterPoint Energy, Utility Holding, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of June 30, 2026, there were approximately 220 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 150 of those lawsuits. The plaintiffs in the lawsuits asserted negligence, gross negligence and nuisance causes of action, among others, against CenterPoint Energy, Utility Holding and Houston Electric. Following the filing of dispositive motions under Rule 91a of the Texas Rules of Civil Procedure in five representative or “bellwether” cases in the MDL proceeding and related mandamus proceedings in the court of appeals and the Supreme Court of Texas, the plaintiffs’ claims against CenterPoint Energy and Houston Electric have been dismissed with the exception of the plaintiffs’ gross negligence claims. With respect to the plaintiffs’ gross negligence claims, the Supreme Court of Texas concluded that the plaintiffs should be given the opportunity to replead those claims. Following issuance of the Texas Supreme Court’s decision on September 11, 2025, most plaintiffs filed amended petitions, and four bellwether cases were selected for another round of motions to dismiss based on plaintiffs’ petitions. Briefing on the TDUs’ pleadings-based motions is complete, but a hearing date on these motions has not yet been set. The claims against Utility Holding have been dismissed in light of the judge’s initial rulings on the Rule 91a dispositive motions. The TDUs (including Houston Electric) also filed a motion to dismiss under Chapter 150 of the Texas Civil Practice and Remedies Code in one of the bellwether cases and argued that all of plaintiffs’ claims should be dismissed because the plaintiffs did not include a sufficient certificate of merit by a qualified engineer with their petition, as required by Texas law. On November 13, 2024, the MDL judge granted the TDUs’ motion to dismiss under Chapter 150, and on December 3, 2024, the plaintiffs filed a notice of appeal of that ruling. Briefing in this appellate proceeding is complete. Aside from the filing of amended pleadings and certain dispositive motions in response, all litigation otherwise remains stayed in the MDL. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the remaining claims.

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

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in the oilfield at issue in the case from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the federal courts’ consideration of various motions to remand and multiple appeals of remand orders. Several cases involving other parishes were remanded to Louisiana state court. To date, two of the 42 suits have substantially progressed in state court. The first case, Cameron Parish v. Auster Oil & Gas, Inc., et al., settled shortly before trial on confidential terms. The second case, Plaquemines Parish v. Rozel Operating Co., et al., was tried against one defendant, Chevron Corporation, and on April 4, 2025, the jury returned a verdict of $744.6 million. Before final judgment was entered, the Rozel case was stayed until the United States Supreme Court ruled on the merits of a jurisdictional issue in a related case that does not include Primary Fuels, Inc. On April 17, 2026, the United States Supreme Court ruled on the jurisdictional issue in the related case, holding that the defendants satisfied a key requirement for federal jurisdiction in that case. The Supreme Court did not resolve whether defendants in other cases can satisfy the requirements for federal court jurisdiction. The Fifth Circuit is considering jurisdictional issues – after the United States Supreme Court’s ruling -- in an appeal of the remand order issued in Rozel. As of June 30, 2026, the Louisiana federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants. The timing of further progress in the Jefferson Parish case is uncertain and dependent in part on the court’s ruling on the motion to remand and further developments in other related cases.

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

	June 30, 2026
	CenterPoint Energy	CERC
	(in millions, except years)
Amount accrued for remediation	$12	$10
Minimum estimated remediation costs	9	7
Maximum estimated remediation costs	50	41
Minimum years of remediation	5	5
Maximum years of remediation	50	50

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

Diluted earnings per common share reflects the dilutive impact of potential issuances of shares of Common Stock associated with outstanding equity forward sale agreements described in Note 15. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of Common Stock is higher than the forward sales price at the end of the reporting period.

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

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share and share amounts)
Numerator:
Net income	$244	$198	$560	$495
Denominator:
Weighted average common shares outstanding – basic	657,204,000	652,783,000	655,321,000	652,474,000
Plus:
Restricted stock	1,323,000	1,060,000	1,932,000	1,109,000
Equity forwards	3,616,000	201,000	3,468,000	100,000
Convertible notes (1)	4,048,000	—	2,081,000	—
Weighted average common shares outstanding – diluted	666,191,000	654,044,000	662,802,000	653,683,000

Earnings Per Common Share:
Basic	$0.37	$0.30	$0.85	$0.76
Diluted	$0.37	$0.30	$0.84	$0.76
(1)Related to the 2026 Convertible Notes.

(13) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

As of June 30, 2026, reportable segments by Registrant and information about each Registrant’s CODM were as follows:

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

Financial data for reportable segments is as follows for the periods presented:

CenterPoint Energy

	Three Months Ended June 30, 2026
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,372	$777	$3	$2,152	$—	$2,152
Intersegment revenues	—	—	1	1	(1)	—
Utility natural gas, fuel and purchased power	67	214	—	281	—	281
Non-utility cost of revenues, including natural gas	—	—	—	—	—	—
Operation and maintenance	532	212	(1)	743	(1)	742
Depreciation and amortization	283	157	5	445	—	445
Taxes other than income taxes	83	64	3	150	—	150
Interest expense and other finance charges	138	46	84	268	(7)	261
Interest income (1)	(5)	(1)	(5)	(11)	7	(4)
Other expense (income), net (2)	(18)	(6)	4	(20)	—	(20)
Income tax expense (benefit)	55	11	(13)	53	—	53
Net income (loss)	$237	$80	$(73)	$244	$—	$244

	Three Months Ended June 30, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,191	$750	$3	$1,944	$—	$1,944
Intersegment revenues	—	1	—	1	(1)	—
Utility natural gas, fuel and purchased power	65	236	—	301	(1)	300
Non-utility cost of revenues, including natural gas	—	2	—	2	—	2
Operation and maintenance	523	195	(3)	715	—	715
Depreciation and amortization	230	137	3	370	—	370
Taxes other than income taxes	80	56	4	140	—	140
Interest expense and other finance charges	106	43	60	209	(14)	195
Interest expense (income) (1)	(7)	(10)	3	(14)	14	—
Other income, net (2)	(18)	(5)	(8)	(31)	—	(31)
Income tax expense	41	11	3	55	—	55
Net income (loss)	$171	$86	$(59)	$198	$—	$198

	Six Months Ended June 30, 2026
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$2,581	$2,541	$5	$5,127	$—	$5,127
Intersegment revenues	—	1	2	3	(3)	—
Utility natural gas, fuel and purchased power	148	1,104	—	1,252	(1)	1,251
Non-utility cost of revenues, including natural gas	—	1	—	1	—	1
Operation and maintenance	1,045	470	(5)	1,510	(2)	1,508
Depreciation and amortization	552	305	11	868	—	868
Taxes other than income taxes	168	135	4	307	—	307
Interest expense and other finance charges	269	116	171	556	(16)	540
Interest income (1)	(9)	(1)	(13)	(23)	16	(7)
Other expense (income), net (2)	(40)	(10)	3	(47)	—	(47)
Income tax expense (benefit)	71	92	(17)	146	—	146
Net income (loss)	$377	$330	$(147)	$560	$—	$560

	Six Months Ended June 30, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$2,257	$2,602	$5	$4,864	$—	$4,864
Intersegment revenues	—	2	—	2	(2)	—
Utility natural gas, fuel and purchased power	139	1,169	—	1,308	(2)	1,306
Non-utility cost of revenues, including natural gas	—	3	—	3	—	3
Operation and maintenance	1,007	460	(5)	1,462	—	1,462
Depreciation and amortization	440	284	9	733	—	733
Taxes other than income taxes	158	130	6	294	—	294
Interest expense and other finance charges	207	102	145	454	(21)	433
Interest income (1)	(11)	(10)	—	(21)	21	—
Other expense (income), net (2)	(28)	36	(6)	2	—	2
Income tax expense (benefit)	66	116	(46)	136	—	136
Net income (loss)	$279	$314	$(98)	$495	$—	$495
(1) Interest income earned on cash and cash equivalents related to VIEs of less than $1 million for the three and six months ended June 30, 2026 and 2025, is included in Other income (expense), net on CenterPoint Energy’s Condensed Statements of Consolidated Income.
(2) Other income (expense), net primarily includes AFUDC equity, non-service cost for pension and postretirement benefits, Gain (loss) on equity securities, Gain (loss) on indexed debt securities and Loss on sale.

	Expenditures for Long-lived Assets
	Six Months Ended June 30,
	2026	2025
	(in millions)
Electric	$1,774	$1,716
Natural Gas	890	696
Corporate and Other	10	18
Consolidated	$2,674	$2,430

	Total Assets
	June 30, 2026	December 31, 2025
	(in millions)
Electric	$28,348	$26,649
Natural Gas	18,558	18,405
Corporate and Other (1)	1,344	1,480
Consolidated	$48,250	$46,534
(1)Total assets included pension and other postemployment-related regulatory assets of $370 million and $383 million as of June 30, 2026 and December 31, 2025, respectively.

Houston Electric

Houston Electric consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see Houston Electric’s Condensed Statements of Consolidated Income. For financial data related to segment total assets, see Houston Electric’s Condensed Consolidated Balance Sheets. Expenditures for long-lived assets were $1.6 billion and $1.2 billion for the six months ended June 30, 2026 and 2025, respectively. Financial data related to interest income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest income (1)	$4	$7	$7	$9
(1)Reflected in Other income, net on Houston Electric’s Condensed Statements of Consolidated Income and includes interest income earned on cash and cash equivalents related to VIEs of less than $1 million for three and six months ended June 30, 2026 and 2025.
CERC

CERC consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see CERC’s Condensed Statements of Consolidated Income. For financial data related to segment total assets, see CERC’s Condensed Consolidated Balance Sheets. Expenditures for long-lived assets were $852 million and $667 million for the six months ended June 30, 2026 and 2025, respectively. Financial data related to interest income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest income (1)	$1	$9	$1	$10
(1)Reflected in Other income, net on CERC’s Condensed Statements of Consolidated Income.

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

The table below summarizes CenterPoint Energy money pool activity as of the periods presented:

	June 30, 2026		December 31, 2025
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$182	$—	$(54)	$(291)
Weighted average interest rate	3.85%	—%	3.83%	3.83%
(1)Included in Accounts and notes receivable–affiliated companies in Houston Electric’s Condensed Consolidated Balance Sheets as of June 30, 2026 and Accounts and notes payable–affiliated companies in Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets as of December 31, 2025.

Houston Electric and CERC affiliate-related transactions were as follows for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$3	$(2)	$(2)	$9	$4	$(3)	$—	$10
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

The table below presents charges (billings) for these services, which are included primarily in Operation and maintenance expenses on Houston Electric’s and CERC’s respective Condensed Statements of Consolidated Income for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$53	$62	$47	$51	$106	$125	$90	$106
Affiliate service charges (billings), net	—	(2)	—	—	—	(4)	(1)	1

(15) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy’s dividends declared and dividends paid are presented below:

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Common Stock	$0.230	$0.220	$0.230	$0.220	$0.230	$0.220	$0.460	$0.440

Common Stock (CenterPoint Energy)

(a) Equity Distribution Agreement

On May 15, 2026, CenterPoint Energy entered into a 2026 Equity Distribution Agreement with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $1 billion. Upon entry into the 2026 Equity Distribution Agreement, CenterPoint Energy terminated the 2024 Equity Distribution Agreement. At the time of such termination, Common Stock having an aggregate gross sales price of approximately $85 million remained unsold under such prior program. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. CenterPoint Energy may also enter into one or more forward sale agreements with the 2026 ATM Forward Purchasers pursuant to master forward confirmations and related supplemental confirmations. The offer and sale of Common Stock under the 2026 Equity Distribution Agreement will terminate upon the earliest of (1) the sale of all Common Stock subject to the 2026 Equity Distribution Agreement, (2) termination of the 2026 Equity Distribution Agreement, or (3) May 15, 2029. As of June 30, 2026, no shares of Common Stock had been sold under the 2026 Equity Distribution Agreement.

In April 2025, CenterPoint Energy entered into separate forward sale agreements pursuant to the 2024 Equity Distribution Agreement with certain of the 2024 ATM Forward Purchasers relating to 3,277,764 shares and 680,902 shares of Common Stock at an initial forward price of $36.29 per share and $36.72 per share, respectively. In May 2025, CenterPoint Energy entered into a forward sale agreement with a 2024 ATM Forward Purchaser relating to 521,962 shares of Common Stock at an initial forward price of $37.49 per share. As initial pricing terms were based on market prices for Common Stock, no amounts were recorded at the execution of the forward sale agreements. The forward sale agreements required CenterPoint Energy to, at its election on or prior to May 14, 2026, either (1) physically settle the transactions by issuing the total of 4,480,628 shares of Common Stock to the counterparties in exchange for cash of approximately $165 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock.

On May 1, 2026, CenterPoint Energy issued 4,480,628 shares of Common Stock to the counterparties for cash of approximately $165 million. The forward price used to determine amounts due at settlement was calculated based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and was subject to decrease on certain dates specified in the forward sale agreements by specified amounts related to expected dividends on the shares of the Common Stock during the term of the forward sale agreements. If the overnight bank funding rate was less than or more than the spread on any day, the interest rate factor resulted in a reduction or an increase, respectively, of the forward sale price.

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

The forward sale agreements require CenterPoint Energy to, at its election on or prior to February 25, 2027, either (1) physically settle the transactions by issuing the total of 24,864,865 shares of Common Stock to the counterparties in exchange for cash of $910 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could also have been settled on June 30, 2026 by CenterPoint Energy’s delivery of approximately $185 million of cash or 4,193,909 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively.

Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy and CERC)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended June 30,
	2026		2025
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(26)	$15	$(17)	$17
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	1	1	1
Actuarial gain (1)	—	(1)	—	(1)
Reclassification of deferred gain from cash flow hedges realized in net income	—	—	(1)	—
Other comprehensive income	1	—	—	—
Ending Balance	$(25)	$15	$(17)	$17

	Six Months Ended June 30,
	2026		2025
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(26)	$15	$(17)	$17
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	1	1	1
Actuarial gain (1)	—	(1)	—	(1)
Reclassification of deferred gain from cash flow hedges realized in net income	—	—	(1)	—
Other comprehensive income	1	—	—	—
Ending Balance	$(25)	$15	$(17)	$17
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(16) Subsequent Events

Dividends Declared (CenterPoint Energy)

Equity Instrument	Declaration Date	Record Date	Payment Date	Per Share
Common Stock	July 15, 2026	August 20, 2026	September 10, 2026	$0.240

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

RECENT EVENTS

Large-Load Customers. The PUCT has begun the process of implementing Texas Senate Bill 6 through various rulemaking processes, focused on establishing financial, operational, and interconnection requirements for large-load customers to ensure grid reliability and prevent stranded infrastructure costs. On June 18, 2026, the PUCT approved ERCOT’s Batch Zero process for large-user connection requests with the stated goal of ensuring large electricity users like data centers only connect in quantities and locations the Texas grid can reliably support. Houston Electric estimates that approximately 14 gigawatts of its potential large-load customers are eligible to be considered part of ERCOT’s Batch Zero process, including the execution of Facilities Extension Agreements with Houston Electric and posting of financial security. The amount of gigawatts ultimately connected to the Houston Electric system, the actual amount of electricity ultimately used by these customers, and the ultimate timing of these additional load connections and energization, if at all, remain uncertain due to a variety of factors, including, but not limited to ERCOT approval into Batch Zero, including into base load or studied load, timing of construction, potential legislative, regulatory, and other government actions, and availability of materials. In the third quarter of 2026, customers provided or committed approximately $900 million in either contributions in aid of construction or financial security to Houston Electric, a portion of which may be returned to large-load customers depending on project outcomes and contractual requirements. These amounts will continue to change as projects move through ERCOT reviews, load allocations are refined, and customers either advance toward construction and energization or exit the process.

Updated 10-Year Capital Plan. In July 2026, CenterPoint Energy announced an increase in its 10-year capital plan of $1.2 billion to reflect total planned capital expenditures of approximately $66.7 billion through 2035. The plan is expected to advance economic growth, enhance the experience of the Registrants’ customers and deliver consistent value for stakeholders across the Registrants’ jurisdictions.

Equity Distribution Agreement. On May 15, 2026, CenterPoint Energy entered into the 2026 Equity Distribution Agreement with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $1 billion. Sales of Common Stock under the 2026 Equity Distribution Agreement may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. CenterPoint Energy may also enter into one or more forward sale agreements pursuant to master forward confirmations and related supplemental confirmations. Upon entry into the Equity Distribution Agreement, CenterPoint Energy terminated the previous at-the-market program pursuant to the 2024 Equity Distribution Agreement. For further information, see Note 15 to the Interim Condensed Financial Statements.

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

TEEEF. In June 2025, Houston Electric entered into the ERCOT Transaction, subject to PUCT approval, to release its 15 large (27 MW to 32 MW) TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, reduce its TEEEF fleet capacity and reduce its rates to reflect removal of the large TEEEF units from its fleet. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving its large TEEEF units. As the large TEEEF units would not be available to serve Houston Electric customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. In November 2025, Houston Electric proposed to remove its five medium (5.7 MW) TEEEF units and to remove the associated lease costs from its rates effective January 1,

2026. On June 26, 2026, Houston Electric filed a stipulation and agreement supporting removal of the 15 large units and 5 medium units effective May 1, 2025 and January 1, 2026, respectively, an agreed motion for interim rates effective August 15, 2026, settlement testimony, and agreed motion to admit evidence and remand proceeding back to the PUCT. On June 29, 2026, SOAH granted the requested motions and remanded the proceeding to the PUCT. For additional information, see Note 6 to the Interim Condensed Financial Statements.

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

Net income (loss) for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions)
Electric	$237	$171	$66	$377	$279	$98
Natural Gas	80	86	(6)	330	314	16
Corporate and Other (1)	(73)	(59)	(14)	(147)	(98)	(49)
Total CenterPoint Energy	$244	$198	$46	$560	$495	$65
(1)Includes unallocated corporate costs, interest income and interest expense and intercompany eliminations.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Net income increased $46 million primarily due to the following items:

•an increase in net income of $66 million for the Electric reportable segment, as further discussed below;
•a decrease in net income of $6 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in net loss of $14 million for the Corporate and Other reportable segment, primarily due to a $21 million gain on the early extinguishment of debt recognized during the second quarter of 2025 that did not recur, an increase in operating expense and the unfavorable net impact of the mark-to-market valuations on the ZENS indexed debt securities derivative and ZENS-related securities, partially offset by $4 million from a release of a state unrecognized tax benefit upon statute of limitations expiration and $1 million of lower borrowing costs.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Net income increased $65 million primarily due to the following items:

•an increase in net income of $98 million for the Electric reportable segment, as further discussed below;
•an increase in net income of $16 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in net loss of $49 million for the Corporate and Other reportable segment, due to an $18 million tax benefit recognized in 2025 related to the sale of the Louisiana and Mississippi natural gas businesses that did not recur, a $21 million accrued tax expense related to the anticipated divestiture of the Ohio natural gas business expected to close in the fourth quarter of 2026, a $21 million gain on the early extinguishment of debt recognized in 2025 that did not recur, and the unfavorable net impact of the mark-to-market valuations on the ZENS indexed debt securities derivative and ZENS-related securities, partially offset by a $4 million release of a state unrecognized tax benefit upon the expiration of the statute of limitations. The remaining variance is primarily driven by income taxes and intersegment interest.

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

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,372	$1,191	$181	$2,581	$2,257	$324
Expenses:
Utility natural gas, fuel and purchased power	67	65	(2)	148	139	(9)
Operation and maintenance	532	523	(9)	1,045	1,007	(38)
Depreciation and amortization	283	230	(53)	552	440	(112)
Taxes other than income taxes	83	80	(3)	168	158	(10)
Total expenses	965	898	(67)	1,913	1,744	(169)
Operating Income	407	293	114	668	513	155
Other Income (Expense):
Interest expense and other finance charges	(138)	(106)	(32)	(269)	(207)	(62)
Other income, net	23	25	(2)	49	39	10
Income Before Income Taxes	292	212	80	448	345	103
Income tax expense	55	41	(14)	71	66	(5)
Net Income	$237	$171	$66	$377	$279	$98
Throughput (in GWh):
Residential	9,384	9,588	(2)%	15,782	16,231	(3)%
Total	30,306	30,313	—%	55,263	55,064	—%
Weather (percentage of normal weather for service area):
Cooling degree days	105%	114%	(9)%	116%	117%	(1)%
Heating degree days	59%	80%	(21)%	88%	101%	(13)%
Number of metered customers at end of period:
Residential	2,705,111	2,663,365	2%	2,705,111	2,663,365	2%
Total	3,042,231	2,996,732	2%	3,042,231	2,996,732	2%

The following table provides variance explanations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as well as for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 by major income statement caption for CenterPoint Energy’s Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2026 vs 2025	Six Months Ended June 30, 2026 vs 2025
	(in millions)
Revenues
Customer rates and the impact of the change in rate design	$82	$131
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	36	89
Customer growth	7	12
Energy efficiency, partially offset in operation and maintenance below	—	1
Pass-through revenues, offset in operation and maintenance below	(5)	—
Miscellaneous revenues, including service connections and off-system sales	(3)	11
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	62	87
Weather, efficiency improvements and other usage impacts	(4)	(16)
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	6	9
Total	$181	$324
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$—	$24
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(2)	(33)
Total	$(2)	$(9)
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(19)	$(47)
Contract services	12	4
Energy efficiency, and other pass-through, offset in revenues above	—	(2)
Corporate support services	4	2
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(2)	(2)
Labor and benefits	5	11
All other operation and maintenance expense, including materials and supplies and insurance	(9)	(4)
Total	$(9)	$(38)
Depreciation and amortization
Ongoing additions to plant-in-service	$(29)	$(58)
Amortization of regulatory assets	28	37
Lease expense associated with TEEEF units no longer eligible for regulatory deferral	(10)	(34)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(42)	(57)
Total	$(53)	$(112)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$(3)	$(10)
Total	$(3)	$(10)
Interest expense and other finance charges
Changes in outstanding debt	$(9)	$(26)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	(18)	(28)
Other, primarily AFUDC and impacts of regulatory deferrals	(5)	(8)
Total	$(32)	$(62)
Other income, net
Other income, including AFUDC - equity and intersegment interest income	$(2)	$10
Total	$(2)	$10

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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$777	$751	$26	$2,542	$2,604	$(62)
Expenses:
Utility natural gas and fuel	214	236	22	1,104	1,169	65
Non-utility cost of revenues, including natural gas	—	2	2	1	3	2
Operation and maintenance	212	195	(17)	470	460	(10)
Depreciation and amortization	157	137	(20)	305	284	(21)
Taxes other than income taxes	64	56	(8)	135	130	(5)
Total expenses	647	626	(21)	2,015	2,046	31
Operating Income	130	125	5	527	558	(31)
Other Income (Expense):
Loss on sale	—	—	—	—	(43)	43
Interest expense and other finance charges	(46)	(43)	(3)	(116)	(102)	(14)
Other income, net	7	15	(8)	11	17	(6)
Income Before Income Taxes	91	97	(6)	422	430	(8)
Income tax expense	11	11	—	92	116	24
Net Income	$80	$86	$(6)	$330	$314	$16
Throughput (in Bcf):
Residential	22	25	(12)%	117	143	(18)%
Commercial and Industrial	81	86	(6)%	209	234	(11)%
Total	103	111	(7)%	326	377	(14)%
Weather (percentage of 10-year average for service area):
Heating degree days	84%	88%	(4)%	90%	97%	(7)%
Number of metered customers at end of period:
Residential	3,739,276	3,714,672	1%	3,739,276	3,714,672	1%
Commercial and Industrial	285,466	279,526	2%	285,466	279,526	2%
Total	4,024,742	3,994,198	1%	4,024,742	3,994,198	1%

The following table provides variance explanations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as well as for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 by major income statement caption for CenterPoint Energy’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2026 vs 2025	Six Months Ended June 30, 2026 vs 2025
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas and fuel below	$(21)	$(6)
Gross receipts tax, offset in taxes other than income taxes below	2	5
Weather and usage	(2)	(20)
Non-volumetric and miscellaneous revenue	6	7
Energy efficiency and other pass-through, offset in operation and maintenance below	3	7
Non-utility revenues	1	2
Customer growth	2	7
Customer rates and impact of the change in rate design	35	84
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	(148)
Total	$26	$(62)
Utility natural gas and fuel
Cost of natural gas, offset in revenues above	$22	$7
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	58
Total	$22	$65
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$(15)	$(16)
Energy efficiency and other pass-through, offset in revenues above	(3)	(7)
Contract services	(5)	(13)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	20
Labor and benefits	4	3
Corporate support services	2	3
Total	$(17)	$(10)
Depreciation and amortization
Ongoing additions to plant-in-service	$(17)	$(37)
Amortization of regulatory assets	(3)	2
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	14
Total	$(20)	$(21)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$(5)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	8
Incremental capital projects placed in service, and the impact of updated property tax rates	(6)	(8)
Total	$(8)	$(5)
Loss on sale
Loss on sale of Louisiana and Mississippi natural gas LDC businesses	$—	$43
Total	$—	$43
Interest expense and other finance charges
Changes in outstanding debt	$(12)	$(35)
Other, primarily AFUDC and impacts of regulatory deferrals	9	11
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	10
Total	$(3)	$(14)
Other income, net
Other income, including AFUDC - Equity and intersegment interest income	$(8)	$(6)
Total	$(8)	$(6)

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

The following table provides summary data of Houston Electric’s single reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$1,104	$1,008	$96	$2,068	$1,892	$176
Bond Companies	63	—	63	90	—	90
Total revenues	1,167	1,008	159	2,158	1,892	266
Expenses:
Operation and maintenance, excluding Bond Companies	490	482	(8)	962	930	(32)
Depreciation and amortization, excluding Bond Companies	202	196	(6)	417	375	(42)
Taxes other than income taxes	82	78	(4)	163	153	(10)
Bond Companies	45	—	(45)	62	—	(62)
Total expenses	819	756	(63)	1,604	1,458	(146)
Operating Income	348	252	96	554	434	120
Other Income (Expense):
Interest expense and other finance charges	(99)	(90)	(9)	(199)	(176)	(23)
Interest expense on Securitization Bonds	(18)	—	(18)	(28)	—	(28)
Other income, net	19	15	4	42	23	19
Income Before Income Taxes	250	177	73	369	281	88
Income tax expense	48	36	(12)	71	56	(15)
Net Income	$202	$141	$61	$298	$225	$73
Throughput (in GWh):
Residential	9,071	9,272	(2)%	15,125	15,545	(3)%
Total	29,020	29,109	—%	52,684	52,913	—%
Weather (percentage of 10-year average for service area):
Cooling degree days	106%	117%	(11)%	119%	120%	(1)%
Heating degree days	64%	110%	(46)%	105%	92%	13%
Number of metered customers at end of period:
Residential	2,570,229	2,528,981	2%	2,570,229	2,528,981	2%
Total	2,887,519	2,842,718	2%	2,887,519	2,842,718	2%

The following table provides variance explanations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as well as for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2026 vs 2025	Six Months Ended June 30, 2026 vs 2025
	(in millions)
Revenues
Customer rates and the impact of the change in rate design	$63	$88
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	36	89
Customer growth	6	11
Energy efficiency, partially offset in both operation and maintenance below	—	1
Miscellaneous revenues	—	5
Weather, efficiency improvements and other usage impacts	(9)	(18)
Bond Companies, offset in other line items below	63	90
Total	$159	$266
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(19)	$(47)
Contract services	11	6
Energy efficiency, offset in revenues above	—	(1)
Corporate support services	4	2
Labor and benefits	6	13
All other operation and maintenance expense, including materials and supplies and insurance	(10)	(5)
Total	$(8)	$(32)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(24)	$(46)
Amortization of regulatory assets	27	37
Lease expense associated with TEEEF units no longer eligible for regulatory deferral	(9)	(33)
Total	$(6)	$(42)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(4)	$(10)
Total	$(4)	$(10)
Bond Companies
Operations and maintenance and depreciation expense, offset in revenues above	$(45)	$(62)
Total	$(45)	$(62)
Interest expense and other finance charges
Changes in outstanding debt	$(6)	$(18)
Other, primarily AFUDC and impacts of regulatory deferrals	(3)	(5)
Total	$(9)	$(23)
Interest expense on Securitization Bonds
Change in outstanding principal balance, offset in revenues above	$(18)	$(28)
Total	$(18)	$(28)
Other income, net
Other income, including AFUDC - equity and affiliate interest income	$4	$19
Total	$4	$19

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$760	$731	$29	$2,457	$2,519	$(62)
Expenses:
Utility natural gas	211	231	20	1,076	1,140	64
Non-utility cost of revenues, including natural gas	—	2	2	1	3	2
Operation and maintenance	203	187	(16)	452	443	(9)
Depreciation and amortization	151	131	(20)	293	273	(20)
Taxes other than income taxes	64	56	(8)	134	129	(5)
Total expenses	629	607	(22)	1,956	1,988	32
Operating Income	131	124	7	501	531	(30)
Other Income (Expense):
Gain on sale	—	—	—	—	52	(52)
Interest expense and other finance charges	(44)	(39)	(5)	(110)	(95)	(15)
Other income, net	6	12	(6)	9	14	(5)
Income Before Income Taxes	93	97	(4)	400	502	(102)
Income tax expense	11	11	—	88	111	23
Net Income	$82	$86	$(4)	$312	$391	$(79)
Throughput (in Bcf):
Residential	22	24	(8)%	114	139	(18)%
Commercial and Industrial	71	75	(5)%	187	211	(11)%
Total	93	99	(6)%	301	350	(14)%
Weather (percentage of 10-year average for service area):
Heating degree days	85%	88%	(3)%	90%	97%	(7)%
Number of metered customers at end of period:
Residential	3,634,423	3,609,924	1%	3,634,423	3,609,924	1%
Commercial and Industrial	274,846	268,904	2%	274,846	268,904	2%
Total	3,909,269	3,878,828	1%	3,909,269	3,878,828	1%

The following table provides variance explanations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as well as for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended June 30, 2026 vs 2025	Six Months Ended June 30, 2026 vs 2025
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$(20)	$(5)
Gross receipts tax, offset in taxes other than income taxes below	2	5
Weather and usage	(2)	(20)
Energy efficiency and other pass-through, offset in operation and maintenance below	4	8
Non-volumetric and miscellaneous revenue	6	7
Non-utility revenues	1	2
Customer growth	3	7
Customer rates and impact of the change in rate design	35	82
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	(148)
Total	$29	$(62)
Utility natural gas
Cost of natural gas, offset in revenues above	$20	$5
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	59
Total	$20	$64
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$(14)	$(16)
Energy efficiency and other pass-through, offset in revenues above	(4)	(8)
Contract services	(4)	(11)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	20
Labor and benefits	4	3
Corporate support services	2	3
Total	$(16)	$(9)
Depreciation and amortization
Ongoing additions to plant-in-service	$(17)	$(36)
Amortization of regulatory assets	(3)	2
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	14
Total	$(20)	$(20)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$(5)
Incremental capital projects placed in service, and the impact of updated property tax rates	(4)	(6)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	(2)	6
Total	$(8)	$(5)
Gain on sale
Gain on sale of Louisiana and Mississippi natural gas LDC businesses	$—	$(52)
Total	$—	$(52)
Interest expense and other finance charges
Changes in outstanding debt	$(13)	$(35)
Other, primarily AFUDC and impacts of regulatory deferrals	8	10
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	10
Total	$(5)	$(15)
Other income, net
Other income, including AFUDC - Equity and affiliate interest income	$(6)	$(5)
Total	$(6)	$(5)

Income Tax Expense. For a discussion of effective tax rate per period, see Note 10 to the Interim Condensed Financial Statements

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes the Registrants’ cash flows by category for the period presented:

	Six Months Ended June 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$1,060	$460	$765	$970	$117	$1,025
Investing activities	(2,527)	(1,822)	(809)	(1,341)	(881)	455
Financing activities	1,489	1,388	44	440	765	(1,482)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$306	$268	$65
Changes in working capital	(192)	35	(157)
Other non-current assets	(121)	88	(233)
Other non-current liabilities	(9)	(35)	35
Lower (higher) pension contribution	47	—	(4)
Other	59	(13)	34
	$90	$343	$(260)

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Lower cash payments for asset acquisitions	$357	$—	$—
Net change in capital expenditures	(401)	(378)	(171)
Net change in notes receivable from affiliated companies	—	(550)	1
Lower cash proceeds from divestitures	(1,219)	—	(1,219)
Other	77	(13)	125
	$(1,186)	$(941)	$(1,264)

Financing Activities. The following items contributed to (increased) decreased net cash provided by (used in) financing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$(1,558)	$—	$201
Net changes in proceeds from issuances of Common Stock	165	—	—
Net changes in long-term debt and term loans outstanding, excluding commercial paper	2,465	975	973
Net changes in debt issuance costs	(12)	(11)	—
Net changes in short-term borrowings	3	—	3
Increased payment of dividends on Common Stock	(15)	—	—
Net change in notes payable to affiliated companies	—	(507)	(291)
Change in dividend to parent	—	165	633
Other	1	1	7
	$1,049	$623	$1,526

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

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$4,088	$2,286	$1,343
Scheduled principal payments on Securitization Bonds	69	62	—
Scheduled principal payments on debt instruments, excluding Securitization Bonds	1,317	300	—
Expected contributions to pension plans and other post-retirement plans	46	—	1

The Registrants expect that anticipated cash needs for the remainder of 2026 will be met with available cash flow from operations, proceeds from the sale of our Ohio natural gas LDC business, contributions in aid of construction as well as cash flows from financing (such as issuances of debt securities and equity securities upon physical settlement of outstanding forward sale agreements and borrowings under credit facilities, commercial paper issuances or other sources). At this time, CenterPoint Energy does not anticipate the need for any sales of shares of Common Stock under the 2026 Equity Distribution Agreement in 2026. The issuance of securities in the capital markets and borrowings under additional credit facilities and term loans may not, however, be available on acceptable terms. The Registrants may, from time to time, redeem, repurchase or otherwise acquire their outstanding debt securities through open market purchases, tender offers or pursuant to the terms of such securities.

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

On May 1, 2024, Indiana Electric filed with the IURC seeking approval to purchase 147 MW of wind power under a 25-year PPA with an affiliate of NextEra Energy, Inc., which is developing a wind project in Knox County, Illinois. On November 6, 2024, the IURC approved the Knox County wind PPA, which provided for the recovery of the purchase power costs through the fuel adjustment clause proceedings over the term of the PPA. The facility was targeted to be in operation in late 2026, however construction was recently halted by the developer following the Department of War’s pause on approving the required mitigation plan, and it is uncertain, when, if at all, the project will become operational.

F.B. Culley Unit 2 (CenterPoint Energy)

While Indiana Electric’s 2025 IRP (similar to previous IRPs) preferred portfolios included the retirement of F.B. Culley Unit 2, a coal-fired generation unit, by the end of 2025, the U.S. Department of Energy issued emergency 202(c) orders (the “DOE Order”) in December 2025, March 2026 and June 2026 directing Indiana Electric to continue operating the unit through September 19, 2026. Indiana Electric has filed a complaint with the FERC to request creation of a cost recovery/cost allocation mechanism. On March 19, 2026, FERC directed MISO to adopt a tariff amendment that would authorize the F.B. Culley unit to recover costs across load-serving entities situated in MISO’s north and central local reliability zones, otherwise known as MISO North and Central. A separate filing will be made at a later date with the FERC to seek recovery of all costs incurred to comply with the U.S. Department of Energy’s emergency 202(c) orders. Indiana Electric has also filed an application with the IURC in Cause No. 46350 to recover any compliance costs associated with the emergency 202(c) orders that are not recovered through the FERC proceedings. On April 15, 2026, Indiana Electric filed a Motion to Intervene in the United States Court of Appeals for the D.C. Circuit in response to the Public Interest Organizations’ appeal of the December 2025 DOE Order. Indiana Electric intervened as the owner of F.B. Culley 2 that is the subject of the DOE Order representing Indiana Electric’s authority to recover the costs it has incurred to comply with the DOE Order. On May 8, 2026, the D.C. Circuit granted Indiana Electric’s motion to intervene and consolidated Indiana Electric’s case with the Public Interest Organizations’ appeal of the DOE emergency 202(c) order issued to Northern Indiana Public Service Company in December 2025 for its Schahfer plant. On June 29, 2026, the D.C. Circuit granted the U.S. Department of Energy’s unopposed motion to hold the consolidated appeals of the Culley and Schahfer DOE 202(c) orders in abeyance pending disposition of the People of the State of Michigan v. United States Department of Energy (the appeal of DOE’s 202(c) order issued to the Consumer Energy Company’s Campbell plant.) A modification to Indiana Electric’s wastewater discharge permit for F.B Culley Unit 2 has been proposed that would provide for the continued utilization of bottom ash transport water at the facility during the pendency of the DOE Order. The public comment period for the proposed modification closed on July 20, 2026, with a final agency decision expected later in the third quarter of 2026. On July 20, 2026, the Sierra Club and Environmental Law & Policy Center filed a petition with the United States Court of Appeals for the D.C. Circuit for review of FERC’s March 19, 2026 order related to the cost recovery/cost allocation mechanism and FERC’s subsequent procedural denial of the rehearing requests on the March 19th order.

Indiana Legislation (CenterPoint Energy)

Indiana Electric is actively working to comply with legislation passed in 2026, particularly, the following pieces of legislation that became law in Indiana’s 124th General Assembly:

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

House Enrolled Act 1002, a multi-faceted law aimed at improving the affordability of electric rates, includes the following provisions:

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

Pursuant to House Enrolled Act 1002 (HEA 1002), Indiana Electric is required to file a multi-year rate case in January 2028. On July 15, 2026, the IURC opened two investigations related to the implementation of the new multi-year rate plan (“MYRP”) framework established under HEA 1002. In Cause No. 46428, the IURC will examine potential risks and changes in risks to Indiana electric utilities and their customers resulting from implementation of MYRPs, including consideration of historical authorized-return frameworks and the establishment of a reasonable baseline for evaluating any changes in risk. In Cause No. 46429, the IURC will investigate cost recovery mechanisms within the MYRP framework, including the potential role of capital and expense trackers and the development of reasonable and quantifiable criteria governing their use.

The IURC made all Indiana electric utilities respondents to both proceedings and scheduled technical conferences for August 7, 2026 to identify issues and establish procedural schedules. Indiana Electric is evaluating the orders and intends to participate in the proceedings. At this time, Indiana Electric cannot predict the outcome of either investigation or the potential impact, if any, that these proceedings may have on its future rates, cost recovery mechanisms, authorized returns, or financial condition.

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
•Senate Bill 6, effective June 20, 2025, establishes a standardized process for connecting large-load customers within ERCOT in a manner designed to support business development in Texas while minimizing the potential for stranded infrastructure costs and maintaining system reliability.

CSIA 3.0 (CenterPoint Energy)

On June 2, 2026, CEI North and CEI South filed their petitions and cases-in-chief with the IURC requesting, among other things, approval of their seven-year plan for transmission, distribution, and storage improvements, pursuant to Ind. Code (TDSIC Plan) and their three-year compliance projects pursuant to Ind. Code (Compliance Projects). The request for the three-year Compliance Projects (2027-2029) was for an estimated $679 million (Indiana North) and $160 million (Indiana South), and the request for the seven-year Transmission, Distribution, Storage Improvement Charge (TDSIC) Plan (2027-2033) was for an estimated $902 million (Indiana North) and $211 million (Indiana South). OUCC and intervenors will file testimony and exhibits on or before August 26, 2026. Indiana North and Indiana South rebuttal testimony is due on or before September 18, 2026. Evidentiary hearings are scheduled for Indiana North on October 5, 2026, and for Indiana South on October 8, 2026.

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

The table below reflects significant applications pending or completed since the Registrants’ combined 2025 Form 10-K was filed with the SEC through the date of the filing of this combined Form 10-Q:

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TEEEF	$(24)	April 2025	TBD	TBD	Seeks approval of: (1) the release of Houston Electric’s 15 large 32 MW TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction; (2) a corresponding reduction to the capacity of the Houston Electric TEEEF fleet; and (3) a reduction and update to Houston Electric’s rider TEEEF rate to reflect the removal of the 15 large 32 MW TEEEF units from Houston Electric’s TEEEF fleet. Houston Electric will make no revenue or profit from ERCOT for the time period when the 15 large 32 MW TEEEF units are in the San Antonio area being dispatched by ERCOT. In November 2025, Houston Electric also proposed to remove the five medium 5.7 MW TEEEF units from its TEEEF fleet and remove the associated lease costs effective January 1, 2026. On June 26, 2026, Houston Electric filed a stipulation and agreement supporting removal of the 15 large units and 5 medium units effective May 1, 2025 and January 1, 2026, respectively, an agreed motion for interim rates effective August 15, 2026, settlement testimony, and agreed motion to admit evidence and remand the proceeding to the PUCT. On June 29, 2026, SOAH granted the requested motions and remanded the proceeding to the PUCT. If approved by the PUCT, the current revenue requirement will be reduced by $112 million.
TEEEF	N/A	May 2025	March 2026	March 2026
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

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
DCRF	$108	February 2026	TBD	TBD	Based on the net change in distribution invested capital since its last base rate proceeding of approximately $2.2 billion for the period January 1, 2024 through December 31, 2025 for an incremental revenue increase of $108 million adjusted for load growth. In April 2026, a stipulation and settlement agreement was filed, reducing the revenue requirement by $6.2 million to reflect deferral of $52.3 million in investment related to certain system resiliency plan measures. For future DCRFs in 2026, 2027, and 2028, Houston Electric agreed to defer additional costs in proportion to the amount invested in certain resiliency measures as a percentage of the total estimated costs for those measures. On July 9, 2026, the PUCT issued an order that approved the DCRF adjustment but required Houston Electric to defer recovery for certain resiliency measures up front rather than proportionally as proposed in the settlement. On July 15, 2026, Houston Electric filed a compliance tariff for $101.4 million and requested rates with an expected implementation date of September 1, 2026. PUCT decision is due by August 3, 2026.
TCOS	$36	February 2026	April 2026	April 2026
Based on the net change in invested capital since its last TCOS proceeding of approximately $212 million for the period of July 1, 2025 through December 31, 2025, along with the inclusion of regulatory assets of approximately $10 million comprising certain system restoration operations and maintenance expenses and carrying costs associated with the May 2024 Storm Events and Hurricane Beryl.

EECRF	$16	June 2026	March 2027	TBD	Requested $77 million which is comprised primarily of the following: 2027 program costs of $58 million; $2.4 million related to the under-recovery of 2025 program costs; the 2025 earned bonus of $16 million; and 2027 projected evaluation, measurement and verification costs of $0.6 million.
DCRF	$73	July 2026	TBD	TBD	Based on the net change in distribution capital since its last base rate proceeding of approximately $2.8 billion for the period January 1, 2024 through May 31, 2026, for an incremental revenue increase of $73 million adjusted for load growth compared to the compliance filing for the previous DCRF.
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	$62	February 2026	June 2026	June 2026	Based on net change in invested capital of $394 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	$7	May 2026	TBD	TBD	CIP Financial Incentive based on 2025 CIP program activity.
CenterPoint Energy - Indiana South - Electric (IURC)
TDSIC	$2	February 2026	TBD	TBD
Requested an increase of $19.5 million to rate base, which reflects an approximately $2.1 million increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(1.8) million.

CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	$3	April 2026	TBD	TBD	Requested an increase of $26.7 million to rate base, which reflects an approximately $2.5 million increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $2.5 million. The OUCC filed testimony on June 2, 2026. Indiana South’s rebuttal was filed on June 15, 2026. Reply briefs to proposed order were filed on July 15, 2026.
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	$14	April 2026	TBD	TBD	Requested an increase of $121.9 million to rate base, which reflects an approximately $14.4 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $9.2 million. The OUCC filed testimony on June 2, 2026. Indiana North’s rebuttal was filed on June 15, 2026. Reply briefs to proposed order were filed on July 15, 2026.
CenterPoint Energy and CERC - Ohio - Gas (PUCO)
CEP	$12	March 2026	TBD	TBD	Requested an increase of $100.9 million to rate base for investments made in 2025, which reflects an $11.7 million annual increase in current revenues. A change in (over)/under-recovery variance of $(0.9) million is also included in rates. If necessary, an evidentiary hearing will be conducted on August 20, 2026. If a hearing is necessary and some or all of the parties enter into a stipulation resolving some or all issues raised in this proceeding, the stipulation and supporting testimony must be filed with the PUCO by August 13, 2026.
DRR	$10	May 2026	TBD	TBD	Requested an increase of $67 million to rate base for investments made in 2025, which reflects a $9.5 million annual increase in current revenues. A change in (over)/under-recovery variance of $($3.0) million annually is also included in rates. Staff filed comments on June 25, 2026, recommending approval of the DRR revenue requirement and proposed rates. OCC filed comments on June 26, 2026 indicating concerns with affordability and the pace of investments in the DRR. On July 10, 2026, CenterPoint Ohio filed a statement informing the PUCO the issues raised in comments have been resolved.
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

Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities, which aggregated approximately $4.0 billion as of June 30, 2026. As of July 22, 2026, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of July 22, 2026
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,400	$—	$—	$—	—%	December 6, 2028
CenterPoint Energy (1)	250	—	—	—	—%	December 6, 2028
Houston Electric	300	—	—	—	—%	December 6, 2028
CERC	1,050	—	—	13	3.79%	December 6, 2028
Total	$4,000	$—	$—	$13
(1)This credit facility was issued by SIGECO.

The Registrants and SIGECO are currently in compliance with the various business and financial covenants in the four revolving credit facilities.

Debt Transactions

For detailed information about the Registrants’ debt transactions to date in 2026, see Note 9 to the Interim Condensed Financial Statements.

Securities Registered with the SEC

On May 15, 2026, the Registrants filed a joint shelf registration statement with the SEC registering indeterminate principal amounts of Houston Electric’s general mortgage bonds, CERC Corp.’s senior debt securities and CenterPoint Energy’s senior debt securities and junior subordinated debt securities and an indeterminate number of shares of Common Stock, shares of preferred stock, depositary shares, as well as stock purchase contracts and equity units. The joint shelf registration statement will expire on May 15, 2029. For information related to the Registrants’ debt issuances in 2026, see Note 9 to the Interim Condensed Financial Statements.

For information related to shares of Common Stock sold or issued pursuant to the forward sale agreements and the 2026 Equity Distribution Agreement, see Note 15 to the Interim Condensed Financial Statements.

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

The table below summarizes CenterPoint Energy money pool activity by Registrant as of July 22, 2026:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	3.67%	$679	$(432)

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on the respective credit rating of each borrower. As of July 22, 2026, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of June 30, 2026, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $232 million as of June 30, 2026. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought CenterPoint Energy’s liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically be reversed when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on June 30, 2026, deferred taxes of approximately $964 million would have been payable in 2026, subject to reduction on account of available net operating loss carryforwards and CAMT carryforwards. If all the ZENS-Related Securities had been sold on June 30, 2026, capital gains taxes of approximately $49 million would have been payable in 2026 based on 2026 tax rates in effect. As of June 30, 2026, CenterPoint Energy had both net operating loss and CAMT carryforwards available from its filed 2024 federal income tax return that can be applied to largely offset the cash outflow that would result from a retirement or exchange of the ZENS. For additional information about ZENS, see Note 8 to the Interim Condensed Financial Statements.

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

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in July 2026, CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses pursuant to its updated 10-year capital plan, which calls for investment of at least $66.7 billion through 2035, and CenterPoint Energy may continue to increase such planned capital investments in the future. The Registrants may continue to explore asset sales as a means to efficiently finance a portion of their increased capital expenditures in the future, subject to the considerations listed above. For further information, see Note 3 to the Interim Condensed Financial Statements.

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
•the required return to customers of contributions in aid of construction or financial security in connection with proposed large-load interconnection projects; and

•various other risks identified in “Risk Factors” in Part I, Item 1A of the Registrants’ combined 2025 Form 10-K, which are incorporated herein by reference, in Part II, Item 1A of this combined Form 10-Q, and in other reports that the Registrants file from time to time with the SEC.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the presentation of the Registrants’ financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in the Registrants’ historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. Additionally, different estimates that the Registrants could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of their financial condition, results of operations or cash flows. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. The Registrants base their estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Registrants’ operating environment changes. Our critical accounting policies that we deemed the most material in nature were reported in our combined 2025 Form 10-K. There have been no material changes with regard to these critical accounting policies.

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

Interest Rate Risk (CenterPoint Energy)

As of June 30, 2026, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates. The Registrants seek to manage interest rate exposure by monitoring the effects of changes in market interest rates and using a combination of fixed and variable rate debt. Additionally, interest rate swaps are used to mitigate interest rate exposure when deemed appropriate.

CenterPoint Energy’s floating rate obligations aggregated $1.3 billion and $1.5 billion as of June 30, 2026 and December 31, 2025, respectively. If the floating interest rates were to increase by 100 basis points from June 30, 2026 rates, CenterPoint Energy’s combined interest expense would increase by approximately $13 million annually.

As of June 30, 2026 and December 31, 2025, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $23.6 billion and $21.7 billion, respectively, in principal amount and having a fair value of $22.9 billion and $21.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $865 million if interest rates were to decline by 10% from their levels as of June 30, 2026. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of June 30, 2026 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1
Equity Distribution Agreement, dated May 15, 2026, among CenterPoint Energy, Inc. and Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as managers, Barclays Bank PLC, Bank of Montreal, BNP Paribas, Bank of America, N.A., Nomura Global Financial Products, Inc., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, Truist Bank and Wells Fargo Bank, National Association, as forward purchasers, and Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Nomura Securities International, Inc. (acting through BTIG, LLC, as agent), Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC, as forward sellers.
		CenterPoint Energy’s Form 8-K dated May 15, 2026	1-31447	1.1	x
†10.2	Partial Termination Amendment to CenterPoint Energy Benefit Restoration Plan, effective as of July 15, 2026				x
†10.3	Partial Termination Amendment to CenterPoint Energy Savings Restoration Plan, effective as of July 15, 2026				x
†10.4	Partial Termination Amendment to CenterPoint Energy 2005 Deferred Compensation Plan, effective as of July 15, 2026				x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Jesus Soto, Jr.					x
†32.1.3	Section 1350 Certification of Jesus Soto, Jr.						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Date: July 28, 2026