Form 10-Q
period 2026-09-30
CENTERPOINT ENERGY INC; CENTERPOINT ENERGY HOUSTON ELECTRIC LLC; CENTERPOINT ENERGY RESOURCES CORP
filed 2026-10-27
CIK 1130310, 48732, 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CenterPoint Energy, Inc.	Yes	☐	No	☑
CenterPoint Energy Houston Electric, LLC	Yes	☐	No	☑
CenterPoint Energy Resources Corp.	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuers’ classes of common stock as of October 21, 2026:

CenterPoint Energy, Inc.	662,879,606	shares of common stock outstanding, excluding 166 shares held as treasury stock
CenterPoint Energy Houston Electric, LLC	1,000	common shares outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.
CenterPoint Energy Resources Corp.	1,000	shares of common stock outstanding, all held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

i

GLOSSARY
AFUDC	Allowance for funds used during construction
AFSI	Adjusted Financial Statement Income
AI	Artificial intelligence
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ARP	Alternative revenue program
ASU	Accounting Standards Update
AT&T Common	AT&T Inc. common stock
Bcf	Billion cubic feet
Board	Board of Directors of CenterPoint Energy, Inc.
Bond Companies	Restoration Bond Company II and Restoration Bond Company III, each a consolidated VIE that is a wholly-owned, bankruptcy-remote, special purpose entity formed solely for the purpose of securitizing transition property or system restoration property through the issuance of transition bonds and system restoration bonds
CAMT	Corporate Alternative Minimum Tax
CCR	Coal Combustion Residuals
CECA	Clean Energy Cost Adjustment
CEIP	CenterPoint Energy Intrastate Pipelines, LLC, a wholly-owned subsidiary of CERC Corp.
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
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

GLOSSARY
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

LDC	Local distribution company
M&DOT	Mortgage and Deed of Trust, dated November 1, 1944, between Houston Lighting and Power Company and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented
May 2024 Storm Events	The sudden and destructive severe weather events in May 2024 that included hurricane-like winds and tornadoes and resulted in widespread damage to Houston Electric’s electric delivery system
MDL	Multi-district litigation
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt(s)
NERC	North American Electric Reliability Corporation
NFGC	National Fuel Gas Company, a New Jersey corporation
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act of 2025
Ohio Securities Purchase Agreement	Securities Purchase Agreement, dated as of October 20, 2025, by and between CERC Corp. and NFGC
Origis	Origis Energy USA Inc.
OUCC	Indiana Office of Utility Consumer Counselor
Paramount	Paramount Skydance Corporation
Paramount and WBD Merger	The merger of WBD with Paramount pursuant to the Agreement and Plan of Merger, dated as of February 27, 2026, by and between Paramount and WBD
Posey Solar	Posey Solar, LLC, a special purpose entity
PPA	Power purchase agreement
PRP	Potentially responsible party

GLOSSARY
PTCs	Production Tax Credits
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
Railroad Commission	Railroad Commission of Texas
Registrant	Each of CenterPoint Energy, Inc., CenterPoint Energy Houston Electric, LLC and CenterPoint Energy Resources Corp.
REP	Retail electric provider
Restoration Bond Company II	CenterPoint Energy Restoration Bond Company II, LLC, a wholly-owned subsidiary of Houston Electric
Restoration Bond Company II Securitization Bonds	Restoration Bond Company II’s Series 2025-A Senior Secured System Restoration Bonds
Restoration Bond Company III	CenterPoint Energy Restoration Bond Company III, LLC, a wholly-owned subsidiary of Houston Electric
Restoration Bond Company III Securitization Bonds	Restoration Bond Company III’s Series 2026-A Senior Secured System Restoration Bonds
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Securitization Bonds	System restoration bonds issued by Restoration Bond Company II and Restoration Bond Company III and SIGECO Securitization Bonds issued by the SIGECO Securitization Subsidiary
Seller Note Agreement	Seller Note Agreement by and between CERC Corp. and NFGC entered into at the closing of the sale of all of the issued and outstanding equity interests in CEOH to NFGC contemplated by the Ohio Securities Purchase Agreement
SIGECO	Southern Indiana Gas and Electric Company, a wholly-owned subsidiary of Vectren
SIGECO Securitization Bonds
SIGECO Securitization Subsidiary’s Series 2023-A Senior Secured Securitization Bonds relating to the securitization of qualified costs in connection with the retirement of SIGECO’s A.B. Brown Units 1 and 2 coal-fired generation facilities

SIGECO Securitization Subsidiary	SIGECO Securitization I, LLC, a direct, wholly-owned subsidiary of SIGECO
SOAH	Texas State Office of Administrative Hearings
SOFR	Secured Overnight Financing Rate
SRC	Sales Reconciliation Component
TBD	To be determined
TCA	Texas Consumer Association
TCOS	Transmission Cost of Service
TCRF	Transmission Cost Recovery Factor
TDSIC	Transmission, Distribution, and Storage System Improvement Charge
TDU	Transmission and distribution utility
TEEEF	Assets leased or costs incurred as “temporary emergency electric energy facilities” under the Public Utility Regulatory Act Section 39.918, also referred to as temporary generation
TEEEF Rule	Texas Administrative Code, Title 16, Section 25.56, which became effective January 8, 2025 and refined the scope of TEEEF filings that can be made pursuant to Public Utility Regulatory Act Section 39.918
TNGSFC	Texas Natural Gas Securitization Finance Corporation
Transition Services Agreement
Transition Services Agreement, dated as of March 31, 2025, by and among CenterPoint Energy Resources Corp., Delta North Louisiana Gas Company, LLC, Delta South Louisiana Gas Company, LLC, Delta Mississippi Gas Company, LLC, and Delta Energy Resources, LLC

Utility Holding	Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy
Vectren	Vectren, LLC, which converted its corporate structure from Vectren Corporation to a limited liability company on June 30, 2022, a wholly-owned subsidiary of CenterPoint Energy as of February 1, 2019
Vectren Energy Services	Vectren Energy Services Corporation, an Indiana corporation and a wholly-owned subsidiary of CenterPoint Energy
VIE	Variable interest entity
Vistra Energy Corp.	Texas-based energy company focused on the competitive energy and power generation markets
VRP	Voluntary Remediation Program
WBD	Warner Bros. Discovery, Inc.
WBD Common	Warner Bros. Discovery, Inc. Series A common stock
ZENS	2.0% Zero-Premium Exchangeable Subordinated Notes due 2029

GLOSSARY
ZENS-Related Securities	As of September 30, 2026 and December 31, 2025, consisted of AT&T Common, Charter Common and WBD Common
2024 ATM Forward Purchasers	Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, MUFG Securities EMEA plc and Royal Bank of Canada
2024 ATM Forward Sellers	BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC
2024 ATM Managers	BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC
2024 Equity Distribution Agreement	Equity Distribution Agreement, dated as of January 10, 2024, by and between CenterPoint Energy, the 2024 ATM Managers, the 2024 ATM Forward Purchasers and the 2024 ATM Forward Sellers
2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 19, 2026
2026 ATM Forward Purchasers	Barclays Bank PLC, Bank of Montreal, BNP Paribas, Bank of America, N.A., Nomura Global Financial Products, Inc., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, Truist Bank and Wells Fargo Bank, National Association
2026 ATM Forward Sellers	Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Nomura Securities International, Inc. (acting through BTIG, LLC, as agent), Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC
2026 ATM Managers	Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., BTIG, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC
2026 Convertible Notes	CenterPoint Energy’s 4.25% Convertible Senior Notes due 2026
2026 Equity Distribution Agreement	Equity Distribution Agreement, dated as of May 15, 2026, by and between CenterPoint Energy, the 2026 ATM Managers, the 2026 ATM Forward Purchasers and the 2026 ATM Forward Sellers
2029 Convertible Notes	CenterPoint Energy’s 2.875% Convertible Senior Notes due 2029
2029 Convertible Notes Indenture	Indenture, dated as of February 26, 2026, by and between CenterPoint Energy and The Bank of New York Mellon Trust Company, National Association, as trustee
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

The following are some of the factors that could cause actual results to differ from those expressed or implied by the Registrants’ forward-looking statements and apply to all Registrants unless otherwise indicated:

•The business strategies and strategic initiatives, restructurings, joint ventures and acquisitions or dispositions of assets or businesses involving us or our industry, including the ability to successfully complete such strategies, initiatives, transactions or plans on the timelines we expect or at all, such as the completed sale of our Ohio natural gas LDC business, which we cannot assure will have the anticipated benefits to us;
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
•the amount of gigawatts projected to be connected to the Houston Electric system and the timing of such additional large-load customer connections and associated energization, which may be affected by any delay or cancellation, including from large-load customers’ failure to obtain ERCOT approval into Batch Zero and future batch frameworks, or legislative, regulatory or government actions;
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
•federal, state and local legislative, executive and regulatory actions or developments affecting various aspects of our businesses, including, among others, any actions resulting from Hurricane Beryl, energy deregulation or re-regulation, pipeline integrity and safety, actions relating to our facilities and changes in regulation, legislation and governmental action pertaining to the utility model, proposed large-load customer connections, trade (including tariffs, bans, retaliatory trade measures taken against the United States or related governmental action), the implementation of budget and spending cuts to federal government agencies and programs, effects of government shutdowns, policies incentivizing or disincentivizing the development or utilization of alternative sources of generation (including distributed generation), health care, finance, actions regarding the rates charged by our regulated businesses and actions relating to base rate proceedings or interim rate mechanisms (including the required timing thereof);
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
•the impact of negative opinions of us or our utility services that our customers, investors, legislators, regulators, creditors, rating agencies or other stakeholders may have or develop, which could result from a variety of factors, including actual or perceived failures in system reliability and safety, the speed of our response to service interruptions, rates and customer affordability, the various projects under our 10-year capital plan, including transmission projects and other projects to support growth in our service territories, and our ability to successfully execute such projects, media coverage and actions by third parties;
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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Revenues:
Utility revenues	$2,177	$1,975	$7,274	$6,810
Non-utility revenues	14	13	44	42
Total	2,191	1,988	7,318	6,852
Expenses:
Utility natural gas, fuel and purchased power	187	219	1,438	1,525
Non-utility cost of revenues, including natural gas	1	1	2	4
Operation and maintenance	747	741	2,255	2,203
Depreciation and amortization	444	392	1,312	1,125
Taxes other than income taxes	145	133	452	427
Total	1,524	1,486	5,459	5,284
Operating Income	667	502	1,859	1,568
Other Income (Expense):
Loss on sale	—	—	—	(43)
Gain (loss) on equity securities, net	21	(104)	(85)	18
Gain (loss) on indexed debt securities	(24)	105	80	(16)
Interest expense and other finance charges	(259)	(238)	(764)	(663)
Interest expense on Securitization Bonds	(22)	(5)	(57)	(13)
Other income, net	30	26	86	66
Total	(254)	(216)	(740)	(651)
Income Before Income Taxes	413	286	1,119	917
Income tax expense (benefit)	82	(7)	228	129
Net Income	$331	$293	$891	$788

Basic Earnings Per Common Share	$0.50	$0.45	$1.36	$1.21
Diluted Earnings Per Common Share	$0.50	$0.45	$1.34	$1.20

Weighted Average Common Shares Outstanding, Basic	661	653	657	653
Weighted Average Common Shares Outstanding, Diluted	664	656	663	655

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$331	$293	$891	$788
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax expense of $0, $0, $0, and $0 respectively)	1	(2)	2	(1)
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax benefit of $0, $0, $0 and $0)	(1)	—	(1)	(1)
Total	—	(2)	1	(2)
Comprehensive income	$331	$291	$892	$786

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($128 and $34 related to VIEs, respectively)	$132	$38
Investment in equity securities	425	510
Accounts receivable ($31 and $6 related to VIEs, respectively), less allowance for credit losses of $25 and $25, respectively	850	806
Accrued unbilled revenues ($13 and $4 related to VIEs, respectively), less allowance for credit losses of $1 and $2, respectively	403	600
Materials and supplies	646	517
Natural gas and coal inventory	232	215
Taxes receivable	—	36
Current assets held for sale	2,639	2,669
Regulatory assets	234	170
Prepaid expenses and other current assets ($18 and $6 related to VIEs, respectively)	104	140
Total current assets	5,665	5,701
Property, Plant and Equipment, Net:
Property, plant and equipment	47,619	44,676
Less: accumulated depreciation and amortization	11,199	10,620
Property, plant and equipment, net	36,420	34,056
Other Assets:
Goodwill	3,550	3,550
Regulatory assets ($1,739 and $683 related to VIEs, respectively)	3,557	3,005
Other non-current assets	283	222
Total other assets	7,390	6,777
Total Assets	$49,475	$46,534

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2026	December 31, 2025
	(in millions, except par value and shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$500
Current portion of VIE Securitization Bonds long-term debt	120	41
Current portion of other long-term debt	1,106	1,873
Indexed debt securities derivative	468	564
Accounts payable	1,208	1,300
Taxes accrued	308	344
Interest accrued ($43 and $7 related to VIEs, respectively)	333	313
Dividends accrued	159	150
Customer deposits ($8 and $2 related to VIEs, respectively)	94	89
Current liabilities held for sale	423	520
Contributions in aid of construction	416	162
Other current liabilities ($0 and $15 related to VIEs, respectively)	294	404
Total current liabilities	4,929	6,260
Other Liabilities:
Deferred income taxes, net	4,926	4,602
Benefit obligations	452	491
Regulatory liabilities	2,709	2,692
Other non-current liabilities	1,040	770
Total other liabilities	9,127	8,555
Long-term Debt, Net:
VIE Securitization Bonds, net	1,747	664
Other long-term debt, net	21,930	19,902
Total long-term debt, net	23,677	20,566
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 662,870,212 shares and 652,869,575 shares outstanding, respectively	6	6
Additional paid-in capital	9,297	9,130
Retained earnings	2,464	2,043
Accumulated other comprehensive loss	(25)	(26)
Total shareholders’ equity	11,742	11,153
Total Liabilities and Shareholders’ Equity	$49,475	$46,534

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$891	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,312	1,125
Deferred income taxes	269	84
Loss on sale	—	43
(Gain) loss on equity securities	85	(18)
(Gain) loss on indexed debt securities	(80)	16
Pension and postretirement contributions	(71)	(111)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	200	23
Inventory	(139)	(64)
Accounts payable	(206)	(271)
Other current assets	7	165
Other current liabilities	(148)	(154)
Other non-current assets	(151)	12
Other non-current liabilities	94	128
Other operating activities, net	(12)	(54)
Net cash provided by operating activities	2,051	1,712
Cash Flows from Investing Activities:
Capital expenditures	(4,170)	(3,389)
Payment for asset acquisition	—	(357)
Proceeds from divestitures	—	1,219
Contributions in aid of construction	427	—
Other investing activities, net	12	(75)
Net cash used in investing activities	(3,731)	(2,602)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(3)
Proceeds from (payments of) commercial paper, net	94	(405)
Proceeds from long-term debt and term loans, net	4,841	2,852
Payments of long-term debt and term loans, including make-whole premiums	(2,988)	(1,073)
Payment of debt issuance costs	(40)	(17)
Payment of dividends on Common Stock	(461)	(431)
Proceeds from issuances of Common Stock, net	165	—
Proceeds from customer advances for construction	339	—
Refunds of customer advances for construction	(135)	—
Other financing activities, net	(30)	(18)
Net cash provided by financing activities	1,785	905
Net Increase in Cash, Cash Equivalents and Restricted Cash	105	15
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	49	30
Cash, Cash Equivalents and Restricted Cash at End of Period	$154	$45

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$803	$763
Refunds received for income taxes, net	(90)	(15)

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$407	$315

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares, except authorized shares and par value)
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of period	659	$6	653	$6	653	$6	652	$6
Issuances of Common Stock	4	—	—	—	9	—	—	—
Issuances related to benefit and investment plans	—	—	—	—	1	—	1	—
Balance, end of period	663	6	653	6	663	6	653	6
Additional Paid-in-Capital
Balance, beginning of period		9,288		9,107		9,130		9,105
Issuances of Common Stock, net of issuance costs		—		—		165		—
Issuances related to benefit and investment plans		9		12		2		14
Balance, end of period		9,297		9,119		9,297		9,119
Retained Earnings
Balance, beginning of period		2,451		1,923		2,043		1,572
Net income		331		293		891		788
Common Stock dividends declared (see Note 15)		(318)		(287)		(470)		(431)
Balance, end of period		2,464		1,929		2,464		1,929
Accumulated Other Comprehensive Loss
Balance, beginning of period		(25)		(17)		(26)		(17)
Other comprehensive income		—		(2)		1		(2)
Balance, end of period		(25)		(19)		(25)		(19)
Total Shareholders’ Equity		$11,742		$11,035		$11,742		$11,035

 See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues	$1,316	$1,132	$3,474	$3,024
Expenses:
Operation and maintenance	493	475	1,457	1,405
Depreciation and amortization	239	210	716	585
Taxes other than income taxes	85	79	248	232
Total	817	764	2,421	2,222
Operating Income	499	368	1,053	802
Other Income (Expense):
Interest expense and other finance charges	(121)	(96)	(320)	(272)
Interest expense on Securitization Bonds	(18)	(1)	(46)	(1)
Other income, net	22	11	64	34
Total	(117)	(86)	(302)	(239)
Income Before Income Taxes	382	282	751	563
Income tax expense	80	51	151	107
Net Income	$302	$231	$600	$456

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($113 and $25 related to VIEs, respectively)	$113	$25
Accounts and notes receivable, ($28 and $5 related to VIEs, respectively), less allowance for credit losses of $2 and $2, respectively	554	326
Accrued unbilled revenues ($11 and $3 related to VIEs, respectively)	236	169
Accounts and notes receivable–affiliated companies	833	4
Materials and supplies	467	357
Prepaid expenses and other current assets ($16 and $4 related to VIEs, respectively)	27	49
Total current assets	2,230	930
Property, Plant and Equipment, Net:
Property, plant and equipment	25,343	23,947
Less: accumulated depreciation and amortization	5,144	4,944
Property, plant and equipment, net	20,199	19,003
Other Assets:
Regulatory assets ($1,451 and $384 related to VIEs, respectively)	2,165	1,612
Other non-current assets	78	33
Total other assets	2,243	1,645
Total Assets	$24,672	$21,578

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Short-term borrowings	$—	$500
Current portion of VIE Securitization Bonds long-term debt	106	27
Current portion of other long-term debt	300	300
Accounts payable	629	579
Accounts and notes payable–affiliated companies	116	151
Taxes accrued	164	265
Interest accrued ($37 and $5 related to VIEs, respectively)	186	133
Contributions in aid of construction	353	119
Other current liabilities ($8 and $17 related to VIEs, respectively)	64	79
Total current liabilities	1,918	2,153
Other Liabilities:
Deferred income taxes, net	1,821	1,609
Benefit obligations	49	38
Regulatory liabilities	842	850
Other non-current liabilities	392	144
Total other liabilities	3,104	2,641
Long-term Debt, net:
VIE Securitization Bonds, net	1,460	369
Other long-term debt, net	10,075	8,883
Total long-term debt, net	11,535	9,252
Commitments and Contingencies (Note 11)
Member’s Equity:
Common stock	—	—
Additional paid-in capital	5,683	5,683
Retained earnings	2,434	1,851
Accumulated other comprehensive loss	(2)	(2)
Total member’s equity	8,115	7,532
Total Liabilities and Member’s Equity	$24,672	$21,578
See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$600	$456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	716	585
Deferred income taxes	188	73
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(295)	(275)
Accounts receivable/payable–affiliated companies	21	(39)
Inventory	(103)	8
Accounts payable	56	(110)
Other current assets	34	23
Other current liabilities	(69)	32
Other non-current assets	(74)	(151)
Other non-current liabilities	48	64
Other operating activities, net	(34)	(14)
Net cash provided by operating activities	1,088	652
Cash Flows from Investing Activities:
Capital expenditures	(2,536)	(1,958)
Increase in notes receivable–affiliated companies	(831)	(141)
Contributions in aid of construction	382	—
Other investing activities, net	21	61
Net cash used in investing activities	(2,964)	(2,038)
Cash Flows from Financing Activities:
Proceeds from long-term debt and term loan, net	2,691	1,496
Payments of long-term debt	(816)	—
Decrease in notes payable–affiliated companies	(54)	—
Payment of debt issuance costs	(22)	(16)
Dividend to parent	(17)	(182)
Contribution from parent	—	94
Proceeds from customer advances for construction	331	—
Refunds of customer advances for construction	(135)	—
Other financing activities, net	(2)	(1)
Net cash provided by financing activities	1,976	1,391
Net Increase in Cash, Cash Equivalents and Restricted Cash	100	5
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	29	14
Cash, Cash Equivalents and Restricted Cash at End of Period	$129	$19

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$298	$284
Cash paid for income taxes, net	31	28

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$230	$231

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		5,683		5,589		5,683		5,589
Contribution from parent		—		94		—		94
Balance, end of period		5,683		5,683		5,683		5,683
Retained Earnings
Balance, beginning of period		2,132		1,614		1,851		1,571
Net income		302		231		600		456
Dividend to parent		—		—		(17)		(182)
Balance, end of period		2,434		1,845		2,434		1,845
Accumulated Other Comprehensive Loss
Balance, beginning of period		(2)		(1)		(2)		(1)
Balance, end of period		(2)		(1)		(2)		(1)
Total Member’s Equity		$8,115		$7,527		$8,115		$7,527

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenues:
Utility revenues	$615	$596	$3,047	$3,091
Non-utility revenues	12	11	37	35
Total	627	607	3,084	3,126
Expenses:
Utility natural gas	128	146	1,204	1,286
Non-utility cost of revenues, including natural gas	1	1	2	4
Operation and maintenance	201	211	653	654
Depreciation and amortization	152	133	445	406
Taxes other than income taxes	56	50	190	179
Total	538	541	2,494	2,529
Operating Income	89	66	590	597
Other Income (Expense):
Gain on sale	—	—	—	52
Interest expense and other finance charges	(43)	(49)	(153)	(144)
Other income, net	8	6	17	20
Total	(35)	(43)	(136)	(72)
Income Before Income Taxes	54	23	454	525
Income tax expense (benefit)	6	(51)	94	60
Net Income	$48	$74	$360	$465

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$48	$74	$360	$465
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $0, $0, $0 and $0)	—	(2)	—	(2)
Total	—	(2)	—	(2)
Comprehensive income	$48	$72	$360	$463

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(in millions)
ASSETS
Current Assets:
Accounts receivable, less allowance for credit losses of $20 and $19, respectively	$217	$391
Accrued unbilled revenues, less allowance for credit losses of $0 and $2, respectively	115	372
Accounts receivable–affiliated companies	10	6
Materials and supplies	129	114
Natural gas inventory	187	165
Taxes receivable	5	—
Current assets held for sale	2,465	2,495
Regulatory assets	221	169
Prepaid expenses and other current assets	32	48
Total current assets	3,381	3,760
Property, Plant and Equipment, Net:
Property, plant and equipment	15,826	14,540
Less: accumulated depreciation and amortization	4,086	3,820
Property, plant and equipment, net	11,740	10,720
Other Assets:
Goodwill	1,242	1,242
Regulatory assets	492	479
Other non-current assets	61	63
Total other assets	1,795	1,784
Total Assets	$16,916	$16,264

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS – (continued)
(Unaudited)

	September 30, 2026	December 31, 2025
	(in millions)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$806	$60
Accounts payable	390	480
Accounts and notes payable–affiliated companies	230	394
Taxes accrued	146	165
Interest accrued	44	74
Customer deposits	75	76
Current liabilities held for sale	423	520
Other current liabilities	200	242
Total current liabilities	2,314	2,011
Other Liabilities:
Deferred income taxes, net	1,544	1,426
Benefit obligations	61	62
Regulatory liabilities	1,648	1,616
Other non-current liabilities	323	317
Total other liabilities	3,576	3,421
Long-term Debt, Net	4,549	4,657
Commitments and Contingencies (Note 11)
Stockholder’s Equity:
Common stock	—	—
Additional paid-in capital	4,519	4,519
Retained earnings	1,943	1,641
Accumulated other comprehensive income	15	15
Total stockholder’s equity	6,477	6,175
Total Liabilities and Stockholder’s Equity	$16,916	$16,264

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash Flows from Operating Activities:
Net income	$360	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	406
Deferred income taxes	97	(4)
Gain on sale	—	(52)
Pension and postretirement contributions	(5)	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	478	331
Accounts receivable/payable–affiliated companies	(50)	3
Inventory	(37)	(63)
Accounts payable	(147)	(107)
Other current assets	(51)	151
Other current liabilities	(116)	(123)
Other non-current assets	(54)	145
Other non-current liabilities	(16)	10
Other operating activities, net	(12)	(34)
Net cash provided by operating activities	892	1,128
Cash Flows from Investing Activities:
Capital expenditures	(1,427)	(1,086)
Proceeds from divestiture	—	1,219
Contributions in aid of construction	33	—
Other investing activities, net	29	(97)
Net cash provided by (used in) investing activities	(1,365)	36
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(3)
Proceeds from (payments of) commercial paper, net	491	(48)
Proceeds from long-term debt and term loan, net	800	—
Payments of long-term debt and term loan	(648)	(421)
Decrease in notes payable-affiliated companies	(118)	—
Dividends to parent	(58)	(693)
Proceeds from customer advances for construction	8	—
Other financing activities, net	(2)	(1)
Net cash provided by (used in) financing activities	473	(1,166)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	—	(2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	—	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of capitalized interest	$201	$185
Cash paid (refunds received) for income taxes, net	2	(1)

Supplemental Disclosure of Non-cash Transactions
Accounts payable related to capital expenditures	$100	$102

See Combined Notes to Interim Condensed Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of period	1,000	$—	1,000	$—	1,000	$—	1,000	$—
Balance, end of period	1,000	—	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of period		4,519		4,519		4,519		4,519
Balance, end of period		4,519		4,519		4,519		4,519
Retained Earnings
Balance, beginning of period		1,936		1,473		1,641		1,732
Net income		48		74		360		465
Dividend to parent		(41)		(43)		(58)		(693)
Balance, end of period		1,943		1,504		1,943		1,504
Accumulated Other Comprehensive Income
Balance, beginning of period		15		17		15		17
Other comprehensive loss		—		(2)		—		(2)
Balance, end of period		15		15		15		15
Total Stockholder’s Equity		$6,477		$6,038		$6,477		$6,038

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

As of September 30, 2026, CenterPoint Energy’s indirect, wholly-owned operating subsidiaries included:

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

As of September 30, 2026, CenterPoint Energy’s reportable segments were Electric, Natural Gas, and Corporate and Other. Houston Electric and CERC each consist of a single reportable segment. For a description of CenterPoint Energy’s reportable segments, see Note 13.

On October 1, 2026, CenterPoint Energy and CERC completed the previously announced sale of all of the issued and outstanding equity interests in CEOH, pursuant to the Ohio Securities Purchase Agreement. For additional information, see Note 16.

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

As of September 30, 2026, CenterPoint Energy, Houston Electric and SIGECO had VIEs including Restoration Bond Company II, Restoration Bond Company III and the SIGECO Securitization Subsidiary, which are consolidated. The consolidated VIEs are wholly-owned, bankruptcy-remote, special purpose entities that were formed solely for the purpose of securitizing transition property or system restoration property or facilitating the securitization financing of qualified costs. CenterPoint Energy, through SIGECO, has a controlling financial interest in the SIGECO Securitization Subsidiary and is its primary beneficiary. Houston Electric has a controlling financial interest in each of the Bond Companies and is the primary beneficiary of each of the Bond Companies. Creditors of CenterPoint Energy, Houston Electric and SIGECO have no recourse to any assets or revenues of the Bond Companies or the SIGECO Securitization Subsidiary, as applicable. The Securitization Bonds issued by Restoration Bond Company II, Restoration Bond Company III and the SIGECO Securitization Subsidiary are payable only from and secured by system restoration property or securitization property, as applicable, and the bondholders have no recourse to the general credit of CenterPoint Energy, Houston Electric or SIGECO. For further information, see Note 6.

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

Cash and Cash Equivalents and Restricted Cash

The table below provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the amount reported in the Condensed Statements of Consolidated Cash Flows for the periods presented:

	September 30, 2026			December 31, 2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash and cash equivalents (1)	$132	$113	$—	$38	$25	$—
Restricted cash included in Prepaid expenses and other current assets (2)	22	16	—	11	4	—
Total cash, cash equivalents and restricted cash shown in Condensed Statements of Consolidated Cash Flows	$154	$129	$—	$49	$29	$—

(1)Cash and cash equivalents related to VIEs as of September 30, 2026 and December 31, 2025 included $128 million and $34 million, respectively, at CenterPoint Energy and $113 million and $25 million, respectively, at Houston Electric.
(2)Restricted cash primarily related to accounts established by CenterPoint Energy and Houston Electric to collateralize the Securitization Bonds issued by the Bond Companies and the SIGECO Securitization Subsidiary. These restricted cash accounts are not available for withdrawal until the maturity of the Securitization Bonds.

Goodwill (CenterPoint Energy and CERC)

CenterPoint Energy and CERC perform goodwill impairment tests at least annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill is evaluated for impairment by performing a qualitative assessment or using a quantitative test. CenterPoint Energy and CERC performed their annual goodwill impairment tests in the third quarter of 2026 and determined that no goodwill impairment charge was required for any reporting unit as a result of those tests.

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

(3) Held for Sale, Divestiture and Acquisition (CenterPoint Energy and CERC)

Held for Sale. On October 20, 2025, CERC Corp. entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH to NFGC. The purchase price is $2.62 billion, which is comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the transaction; and (ii) a 364-day seller promissory note, in the original principal amount of $1.20 billion, to be issued by NFGC at the closing of the transaction and payable to CERC Corp. as provided by the terms and conditions of the Seller Note Agreement. The transaction closed on October 1, 2026, which is further described in Note 16. As of September 30, 2026, the assets included approximately 5,900 miles of transmission and distribution pipeline in Ohio serving approximately 333,000 metered customers. The Ohio natural gas LDC business is reflected in CenterPoint Energy’s Natural Gas reportable segment and CERC’s single reportable segment. A filing was made on January 9, 2026, notifying the PUCO of the execution of the Ohio Securities Purchase Agreement. The PUCO issued a Finding and Order on June 24, 2026 accepting the Joint Notice of Transaction subject to certain conditions and requirements. No applications for rehearing were filed by the relevant deadline, and as such, the Finding and Order has become final and non-appealable.

Prior to the sale, certain assets and liabilities representing the Ohio natural gas LDC business met the held for sale criteria. The assets and liabilities of the Ohio natural gas LDC business classified as held for sale in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets, as applicable, included the following for the periods presented:

CenterPoint Energy

	September 30, 2026	December 31, 2025
	(in millions)
Accounts receivable, net	$39	$47
Accrued unbilled revenues	17	45
Materials and supplies	9	9
Property, plant and equipment, net	1,820	1,803
Goodwill	393	393
Regulatory assets	361	372
Total current assets held for sale	$2,639	$2,669

Accounts payable	$17	$100
Taxes accrued	30	37
Customer deposits	5	5
Other current liabilities	5	8
Regulatory liabilities	325	328
Other non-current liabilities	41	42
Total current liabilities held for sale	$423	$520

CERC

	September 30, 2026	December 31, 2025
	(in millions)
Accounts receivable, net	$39	$47
Accrued unbilled revenues	17	45
Materials and supplies	9	9
Property, plant and equipment, net	1,820	1,803
Goodwill	219	219
Regulatory assets	361	372
Total current assets held for sale	$2,465	$2,495

Accounts payable	$17	$100
Taxes accrued	30	37
Customer deposits	5	5
Other current liabilities	5	8
Regulatory liabilities	325	328
Other non-current liabilities	41	42
Total current liabilities held for sale	$423	$520

Although the Ohio natural gas LDC business meets the held for sale criteria, its announced disposal did not represent a strategic shift for CenterPoint Energy and CERC as both retain significant operations in, and continue to invest in, their natural gas LDC businesses. Therefore, the assets and liabilities, as well as the related income and expenses, associated with this transaction were not reflected as discontinued operations on CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Income, as applicable. Since the depreciation on the assets of the Ohio natural gas LDC business continued to be reflected in revenues through customer rates until the closing of the transaction and was then reflected in the carryover basis of the rate-regulated assets after the sale, CenterPoint Energy and CERC continued to record depreciation on those assets through the closing of the transaction. The Registrants recorded assets and liabilities held for sale at the lower of their carrying value or their estimated fair value less cost to sell.

The pre-tax income for the Ohio natural gas LDC business, excluding corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Income Before Income Taxes	$19	$18	$71	$72

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

CenterPoint Energy and CERC recognized a loss of $43 million and a gain of $52 million, respectively, net of transaction costs of $21 million, in connection with the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses during the nine months ended September 30, 2025. CenterPoint Energy and CERC received $6 million from the LAMS Buyers related to working capital and other customary adjustments set forth in the LAMS Asset Purchase Agreement during the nine months ended September 30, 2026.

The pre-tax income for the Louisiana and Mississippi natural gas LDC businesses, excluding interest and corporate allocations, included in CenterPoint Energy’s and CERC’s Condensed Statements of Consolidated Income was $48 million during the nine months ended September 30, 2025.

Effective on the date of the closing of the disposition of the Louisiana and Mississippi natural gas LDC businesses, CERC entered into the Transition Services Agreement, whereby CERC agreed to provide certain transition services, including accounting, customer operations, procurement, and technology functions, for a term of up to 24 months. Subject to the conditions in the Transition Services Agreement, the LAMS Buyers may terminate these support services with 60 days prior written notice. In June 2026, the Transition Services Agreement was terminated.

CenterPoint Energy’s and CERC’s charges to the LAMS Buyers for reimbursement of transition services costs were $18 million during the nine months ended September 30, 2026. CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets included a receivable due from the LAMS Buyers for transition services in the amount of $9 million as of December 31, 2025.

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

(4) Revenue

The following tables disaggregate revenues by reportable segment and major source for the periods presented:

CenterPoint Energy

	Three Months Ended September 30, 2026
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,564	$635	$2	$2,201
Other (1)	(15)	6	—	(9)
Eliminations	—	(1)	—	(1)
Total revenues	$1,549	$640	$2	$2,191

	Three Months Ended September 30, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$1,372	$617	$1	$1,990
Other (1)	(7)	5	—	(2)
Total revenues	$1,365	$622	$1	$1,988

	Nine Months Ended September 30, 2026
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$4,158	$3,170	$7	$7,335
Other (1)	(28)	13	2	(13)
Eliminations	—	(2)	(2)	(4)
Total revenues	$4,130	$3,181	$7	$7,318

	Nine Months Ended September 30, 2025
	Electric	Natural Gas	Corporate and Other	Total
	(in millions)
Revenue from contracts with customers	$3,639	$3,256	$4	$6,899
Other (1)	(17)	(30)	2	(45)
Eliminations	—	(2)	—	(2)
Total revenues	$3,622	$3,224	$6	$6,852
(1) Consists of the impact of ARPs, leases and other miscellaneous items.

Houston Electric

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenue from contracts with customers	$1,334	$1,139	$3,516	$3,045
Other (1)	(18)	(7)	(42)	(21)
Total revenues	$1,316	$1,132	$3,474	$3,024
(1)Consists of the impact of ARPs, leases and other miscellaneous items.

CERC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenue from contracts with customers	$621	$602	$3,075	$3,157
Other (1)	6	5	9	(31)
Total revenues	$627	$607	$3,084	$3,126
(1)Consists of the impact of ARPs, leases and other miscellaneous items.

The opening and closing balances of accounts receivable and accrued unbilled revenues from contracts with customers are as follows:

CenterPoint Energy

	Accounts Receivable (1) (2)	Accrued Unbilled Revenues (2)
	(in millions)
Opening balance as of December 31, 2025	$722	$600
Closing balance as of September 30, 2026	781	403
Increase (Decrease)	$59	$(197)
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.
(2)The opening balance as of December 31, 2025 and the closing balance as of September 30, 2026 also excluded amounts classified as held for sale associated with the Ohio natural gas LDC business.

Houston Electric

	Accounts Receivable (1)	Accrued Unbilled Revenues
	(in millions)
Opening balance as of December 31, 2025	$300	$169
Closing balance as of September 30, 2026	517	236
Increase	$217	$67
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.

CERC

	Accounts Receivable (1) (2)	Accrued Unbilled Revenues (2)
	(in millions)
Opening balance as of December 31, 2025	$357	$372
Closing balance as of September 30, 2026	190	115
Decrease	$(167)	$(257)
(1)Excludes balances related to customer or vendor cost reimbursements and insurance that are not attributable to revenues from contracts with customers.
(2)The opening balance as of December 31, 2025 and the closing balance as of September 30, 2026 also excluded amounts classified as held for sale associated with the Ohio natural gas LDC business.

(5) Employee Benefit Plans

The Registrants’ net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to pension and postretirement benefits for the periods presented:

Pension Benefits (CenterPoint Energy)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Service cost (1)	$7	$5	$20	$17
Interest cost (2)	19	20	57	59
Expected return on plan assets (2)	(21)	(20)	(62)	(60)
Amortization of net loss (2)	7	7	22	21
Settlement income	(1)	—	(2)	—
Net periodic cost	$11	$12	$35	$37
(1)Included in Operation and maintenance expense in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income, net in CenterPoint Energy’s Condensed Statements of Consolidated Income, net of regulatory deferrals.

Postretirement Benefits

	Three Months Ended September 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	3	1	1	3	1	2
Expected return on plan assets (2)	(1)	(1)	—	(1)	(1)	—
Amortization of prior service cost (credit) (2)	(1)	—	1	(1)	(2)	1
Amortization of net loss (2)	(2)	(1)	(1)	(2)	(1)	(1)
Net periodic cost (benefit)	$—	$(1)	$1	$—	$(3)	$2

	Nine Months Ended September 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Service cost (1)	$1	$—	$—	$1	$—	$—
Interest cost (2)	10	4	3	10	4	4
Expected return on plan assets (2)	(4)	(3)	(1)	(4)	(3)	(1)
Amortization of prior service cost (credit) (2)	(2)	(3)	1	(2)	(4)	2
Amortization of net loss (2)	(6)	(3)	(1)	(7)	(4)	(3)
Net periodic cost (benefit)	$(1)	$(5)	$2	$(2)	$(7)	$2
(1)Included in Operation and maintenance expense in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of amounts capitalized and regulatory deferrals.
(2)Included in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income, net of regulatory deferrals.

Benefit Plan Contributions

The table below reflects the contributions made to the pension and postretirement benefit plans during the periods presented:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Pension plans	$28	$—	$—	$62	$—	$—
Postretirement benefit plans	3	1	2	9	1	5

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

	September 30, 2026			December 31, 2025
	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)	CenterPoint Energy (1)	Houston Electric (2)	CERC (3)
	(in millions)
Unrecognized equity return	$273	$87	$122	$310	$135	$111
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

The table below reflects the amount of allowed equity return recognized by each Registrant in its Condensed Statements of Consolidated Income for the periods presented:

	Three Months Ended September 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$24	$23	$1	$9	$8	$1

	Nine Months Ended September 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Allowed equity return recognized	$71	$66	$3	$18	$14	$3

February 2021 Winter Storm Event

In February 2021, certain of the Registrants’ jurisdictions experienced an extreme and unprecedented winter weather event that resulted in prolonged freezing temperatures, which impacted their businesses. The February 2021 Winter Storm Event impacted wholesale prices of CenterPoint Energy’s and CERC’s natural gas purchases and their ability to serve customers in their natural gas service territories, including due to the reduction in available natural gas capacity and impacts to CenterPoint Energy’s and CERC’s natural gas supply portfolio activities, and the effects of weather on their systems and their ability to transport natural gas, among other things. The overall natural gas market, including the markets from which CenterPoint Energy and CERC sourced a significant portion of their natural gas for their operations, experienced significant impacts caused by the

February 2021 Winter Storm Event, resulting in extraordinary increases in the cost of natural gas purchased by CenterPoint Energy and CERC of approximately $2 billion. CenterPoint Energy and CERC have completed recovery of natural gas costs in Indiana and Texas, and continue to recover the natural gas cost in Minnesota. As of September 30, 2026 and December 31, 2025, each of CenterPoint Energy and CERC had recorded current regulatory assets of $26 million and $70 million associated with the February 2021 Winter Storm Event.

See Note 11(c) for further information regarding litigation related to the February 2021 Winter Storm Event.

Texas Public Securitization

The TNGSFC issued customer rate relief bonds in March 2023, and on March 23, 2023, CenterPoint Energy and CERC, collectively, received approximately $1.1 billion in cash proceeds from the issuance and sale of the state’s customer rate relief bonds. As CenterPoint Energy and CERC have no future financial obligations for the repayment of the state’s customer rate relief bonds, the customer rate relief bonds are not recorded on CenterPoint Energy’s or CERC’s balance sheets. The state’s customer rate relief bonds are backed in part by customer rate relief property, including customer rate relief charges, which are non-bypassable uniform monthly volumetric charges to be paid by all existing and future sales customers as a component of each regulated utility’s gas cost, separate from their base rate. CERC acts as a collection agent, whose duties include management, servicing and administration of a portion of the customer rate relief property which is associated with the customer rate relief charge imposed on customers of CERC under the guidance and direction from the Railroad Commission. The TNGSFC, and not CenterPoint Energy or CERC, is the owner of the customer rate relief property. The assets of the TNGSFC are not available to pay creditors of CenterPoint Energy, CERC, or their affiliates. While the customer rate relief charges will be included by CERC in their monthly billings, the billing amount is established by the Railroad Commission. CERC will remit all customer rate relief charges collected to the financing entity set up by the Railroad Commission. Therefore, the collection and servicing of customer rate relief charges have no impact on the respective Statements of Consolidated Income of CenterPoint Energy or CERC.

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

TEEEF (CenterPoint Energy and Houston Electric)

Pursuant to Texas legislation passed in 2021, Houston Electric entered into two leases for medium (5.7 MW) and large (27 MW to 32 MW) TEEEF. Houston Electric defers costs associated with the short-term and long-term leases that are probable of recovery and would otherwise be charged to expense in a regulatory asset, including allowed debt returns, and determined that such regulatory assets remain probable of recovery. Expenses associated with the short-term lease, including carrying costs, were deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $71 million and $78 million as of September 30, 2026 and December 31, 2025, respectively. Expenses associated with the long-term lease, including variable costs associated with the operation and maintenance of the TEEEF, depreciation expense on the right of use asset and carrying costs, are deferred in a regulatory asset as a recoverable cost under the 2021 Texas legislation and totaled $80 million and $123 million as of September 30, 2026 and December 31, 2025, respectively.

Right of use finance lease assets, such as assets acquired under the long-term leases, were evaluated for impairment under the long-lived asset impairment model by assessing if a capital disallowance from a regulator was probable through monitoring the outcome of rate cases and other proceedings until the TEEEF finance lease assets were taken out of the rate base of the regulated utility. Following removal of the large and medium TEEEF units from the rate base of the regulated utility, as proposed in the proceeding further described below, such TEEEF units are subject to impairment testing under Accounting Standards Codification 360. Houston Electric continues to monitor the ongoing proceedings and did not record any impairments or disallowances on its right of use assets or TEEEF regulatory assets during the three and nine months ended September 30, 2026 or 2025.

Effective January 1, 2023, all medium and large TEEEF were leased under the long-term lease agreement. The long-term lease agreement includes up to 519 MW of TEEEF, all of which were delivered as of December 31, 2022, triggering lease commencement at delivery, with an initial term ending in 2029 for all such TEEEF leases. The remaining finance lease liability associated with the commenced long-term TEEEF agreement was not significant as of September 30, 2026 and December 31, 2025 and relates to removal costs that will be incurred at the end of the lease term. As of September 30, 2026, Houston Electric had secured a first lien on the assets leased under the prepayment agreement.

On December 19, 2024, Houston Electric announced a proposal to release its 15 large TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region for a period of up to two years. On April 18, 2025, a proposal was filed with the PUCT (Docket 57980) seeking approval of the aforementioned release to ERCOT and CPS Energy, a corresponding reduction to TEEEF fleet capacity and a rate reduction to reflect the removal of the 15 large TEEEF units from Houston Electric’s TEEEF fleet. On June 4, 2025, Houston Electric entered into definitive documentation (the “ERCOT Transaction”), subject to PUCT approval in Docket 57980, to release the 15 large TEEEF units to the San Antonio area until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, during which time Houston Electric will not receive revenue or profit from ERCOT and will not charge Houston-area customers for such TEEEF units while they remain in the San Antonio area serving ERCOT. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving the large TEEEF units; because the TEEEF units would not be available to serve customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. On June 5, 2025, certain intervenors submitted a joint request for hearing. On July 9, 2025, the PUCT referred this docket to the SOAH. On October 13, 2025, intervenor testimony was filed. On November 21, 2025, Houston Electric filed supplemental testimony proposing removal of its five medium TEEEF units from its fleet and rates. On June 26, 2026, Houston Electric filed a stipulation and agreement supporting removal of the 15 large units and 5 medium units effective May 1, 2025 and January 1, 2026, respectively, an agreed motion for interim rates effective August 15, 2026, settlement testimony, and agreed motion to admit evidence and remand proceeding back to the PUCT. On June 29, 2026, SOAH granted the requested motions and remanded the proceeding to the PUCT. If approved by the PUCT, the current revenue requirement will be reduced by $112 million. On October 9, 2026, the ALJ filed a revised proposed order, reflecting the previously implemented interim rates; assignment to a PUCT open meeting agenda is pending.

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

Pursuant to Texas legislation passed in 2023, Houston Electric has entered into contractual arrangements to facilitate access to small (200 kW to 1,250 kW) TEEEF units. In January 2025, the PUCT adopted the TEEEF Rule, which refined the scope of TEEEF filings that can be made pursuant to applicable Texas regulations, and in February 2026, the TEEEF Rule was amended pursuant to Texas Senate Bill 231 to, among other things, prohibit TDUs from entering into, renewing or extending leases for TEEEF units unless such units have a maximum generation capacity of 5 or fewer MW and are rapidly deployable. The TEEEF Rule has specific provisions relating to when and how utilities must request PUCT authorization to lease TEEEF units, and it generally requires a utility to obtain preapproval prior to renewing or entering into a new lease of TEEEF units, with exceptions for emergency situations or if the lease includes a provision allowing for the alteration of the lease based on applicable PUCT orders or rules. Houston Electric believes that it continues to need small TEEEF units, and on May 27, 2025, Houston Electric filed an application pursuant to the TEEEF Rule requesting preapproval to enter into two leases for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200 kW to 1,250 kW, for respective terms of 36 months. On October 13, 2025, Houston Electric filed errata and supplemental testimony to modify its application to instead request preapproval of just one lease for all 36 small TEEEF units. On December 3, 2025, Houston Electric filed a stipulation and settlement agreement. On March 12, 2026, the PUCT issued an order authorizing Houston Electric to enter into a lease for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200 kW to 1,250 kW, for a term of 36 months. Approval of Houston Electric’s request in this filing had no cost impact on customers at this time because cost determination will occur in a future proceeding.

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

The Registrants determine the appropriate level for each financial asset and liability on a quarterly basis and recognize transfers between levels at the end of the reporting period. As of September 30, 2026 and December 31, 2025, the Registrants did not have any assets or liabilities classified as Level 3.

The following tables present information about the Registrants’ assets and liabilities measured at fair value on a recurring basis as of the dates presented and indicate the fair value hierarchy of the valuation techniques utilized by the Registrants to determine such fair value:

CenterPoint Energy

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investment in equity securities	$425	$—	$—	$425	$510	$—	$—	$510
Investments, including money market funds (1) (3)	42	—	—	42	23	—	—	23
Total assets	$467	$—	$—	$467	$533	$—	$—	$533
Liabilities
Indexed debt securities derivative	$—	$468	$—	$468	$—	$564	$—	$564
Total liabilities	$—	$468	$—	$468	$—	$564	$—	$564

Houston Electric

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (2) (3)	$25	$—	$—	$25	$6	$—	$—	$6
Total assets	$25	$—	$—	$25	$6	$—	$—	$6

CERC

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(in millions)
Investments, including money market funds (1)	$16	$—	$—	$16	$16	$—	$—	$16
Total assets	$16	$—	$—	$16	$16	$—	$—	$16
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

	September 30, 2026			December 31, 2025
	CenterPoint Energy (1)	Houston Electric (1)	CERC	CenterPoint Energy (1)	Houston Electric (1)	CERC
Short-term borrowings and long-term debt, including current maturities	(in millions)
Carrying amount	$24,903	$11,941	$5,355	$22,980	$10,079	$4,717
Fair value	22,928	10,389	5,191	22,377	9,292	4,711
(1)Includes Securitization Bonds.

(8) Equity Securities and Indexed Debt Securities (ZENS) (CenterPoint Energy)

(a) Equity Securities

Gains and losses on equity securities, net of transaction costs, are recorded in Gain (loss) on equity securities in CenterPoint Energy’s Condensed Statements of Consolidated Income. The following table presents unrealized gains (losses), net on equity securities owned by CenterPoint Energy for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
AT&T Common	$38	$(8)	$(5)	$55
Charter Common	(27)	(116)	(85)	(59)
WBD Common	10	20	5	22
Gain (loss) on equity securities, net	$21	$(104)	$(85)	$18

CenterPoint Energy and its subsidiaries hold shares of certain securities detailed in the table below, which are classified as trading securities. Shares of AT&T Common, Charter Common and WBD Common are expected to be held to facilitate CenterPoint Energy’s ability to meet its obligation under the ZENS. The following table presents information on CenterPoint Energy’s equity securities for the periods presented:

	Shares Held		Carrying Value
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
			(in millions)
AT&T Common	10,212,945	10,212,945	$249	$254
Charter Common	872,503	872,503	97	182
WBD Common	2,470,685	2,470,685	76	71
Other			3	3
Investment in equity securities			$425	$510

(b) ZENS

In September 1999, CenterPoint Energy issued ZENS having an original principal amount of $1.0 billion, of which $828 million remained outstanding as of September 30, 2026. Each ZENS is exchangeable at the holder’s option at any time for an amount of cash equal to 95% of the market value of the reference shares attributable to such note. The number and identity of the reference shares attributable to each ZENS are adjusted for certain corporate events. CenterPoint Energy’s reference shares for each ZENS consisted of the following for the periods presented:

	September 30, 2026	December 31, 2025
	(in shares)
AT&T Common	0.7185	0.7185
Charter Common	0.061382	0.061382
WBD Common	0.173817	0.173817

On February 27, 2026, Paramount and WBD announced they had entered into a merger agreement providing for the Paramount and WBD Merger under which Paramount would pay cash for all outstanding shares of WBD. Paramount paid

$31.01666668 per share for all such outstanding shares of WBD Common upon the completion of the Paramount and WBD Merger. For further information related to the merger, see Note 16.

CenterPoint Energy pays interest on the ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the reference shares attributable to the ZENS. The principal amount of the ZENS is subject to increases or decreases to the extent that the annual yield from interest and cash dividends on the reference shares attributable to the ZENS is less than or more than 2.309%. The adjusted principal amount is defined in the ZENS instrument as “contingent principal.” As of September 30, 2026, the ZENS, having an original principal amount of $828 million, were outstanding and were exchangeable, at the option of the holders, for cash equal to 95% of the market value of the reference shares attributable to the ZENS.

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

In September 2026, Houston Electric issued and sold $700 million aggregate principal amount of its 5.40% General Mortgage Bonds, Series AS, due 2031. Total proceeds, net of transaction expenses and fees, were approximately $694 million, which was used for general limited liability company purposes, including capital expenditures and working capital purposes.

2029 Convertible Senior Notes. In February 2026, CenterPoint Energy issued and sold $650 million aggregate principal amount of the 2029 Convertible Notes. The 2029 Convertible Notes bear interest at a rate of 2.875% per year. Total proceeds, net of transaction expenses and fees, were approximately $642 million, which were used for general corporate purposes.

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

Junior Subordinated Notes. In August 2026, CenterPoint Energy issued $700 million aggregate principal amount of 6.400% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, Series E, due 2058 (the “Series E Notes”). Interest on the Series E Notes accrues from August 3, 2026 and is payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2027, and maturing on August 15, 2058. The Series E Notes bear interest (i) from and including August 3, 2026 to, but excluding, August 15, 2033 at the rate of 6.400% per annum and (ii) from and including August 15, 2033, during each five-year period following August 15, 2033 (each such five-year period, a “Series E Interest Reset Period”), at a rate per annum equal to the Five-Year Treasury Rate (as defined in the Junior Subordinated Notes Indenture) as of two business days prior to the beginning of the applicable Series E Interest Reset Period plus a spread of 1.885% with such rate per annum to be reset on each five-year anniversary of August 15, 2033. So long as no event of default (as defined in the Junior Subordinated Notes Indenture) with respect to the Series E Notes has occurred and is continuing, CenterPoint Energy may, at its option, defer interest payments on the Series E Notes, from time to time, for one or more deferral periods of up to 20 consecutive semiannual interest payment periods, except that no such optional deferral period (as defined in the Junior Subordinated Notes Indenture) may extend beyond the final maturity date of the Series E Notes or end on a day other than the day immediately preceding an interest payment date.

During any optional deferral period, CenterPoint Energy (and its majority-owned subsidiaries, as applicable) will not (subject to certain exceptions as described in the Junior Subordinated Notes Indenture): (i) declare or pay any dividends or distributions on any of CenterPoint Energy’s capital stock; (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of CenterPoint Energy’s capital stock; (iii) pay any principal, interest (to the extent such interest is deferrable) or premium on, or repay, repurchase or redeem any of CenterPoint Energy’s indebtedness that ranks equally with or junior to the Series E Notes in right of payment (including debt securities of other series, such as the other series of the junior subordinated notes issued); or (iv) make any payments with respect to any guarantees by CenterPoint Energy of any indebtedness if such guarantees rank equally with or junior to the Series E Notes in right of payment.

The Series E Notes are CenterPoint Energy’s unsecured obligations and rank junior and subordinate in right of payment to the prior payment in full of CenterPoint Energy’s existing and future Senior Indebtedness (as defined in the Junior Subordinated Notes Indenture). Total proceeds for the sale of the Series E Notes, net of issuance costs and transaction expenses and fees, were approximately $691 million, which were used for general corporate purposes, including the repayment of a portion of our outstanding 2026 Convertible Notes, which matured on August 15, 2026 and bore interest at a rate of 4.25% per annum as further described below, and the repayment of our outstanding commercial paper.

Debt Repayments and Redemptions. On February 11, 2026, CERC Corp. commenced sending out notices of full prepayment relating to (i) $10 million aggregate principal amount of its 4.25% Senior Notes, Series B, due June 5, 2043, (ii) $40 million aggregate principal amount of its 4.36% Senior Notes, Series B, due December 15, 2045, (iii) $35 million aggregate principal amount of its 5.99% Senior Notes, Series C, due November 30, 2041, (iv) $60 million aggregate principal amount of its 5.02% Senior Notes, Series B, due November 30, 2026 and (v) $100 million aggregate principal amount of its 5.00% Senior Notes due February 3, 2042, pursuant to Note Purchase Agreements, each dated as of May 27, 2022, by and among CERC Corp. and the purchasers party thereto. Such notes were prepaid on March 27, 2026 at 100% of the principal amount plus accrued and unpaid interest and a Make-Whole Amount (as defined in the respective Note Purchase Agreements). Each of CenterPoint Energy and CERC recognized a loss on early extinguishment of debt of approximately $13 million for the three months ended March 31, 2026, which is included in Interest expense and other finance charges on their respective Statements of Consolidated Income.

In February 2026, Houston Electric repaid the $500 million outstanding amount of its term loan, including accrued and unpaid interest thereon, and, following the repayment, the term loan agreement was terminated.

In June 2026, CenterPoint Energy repaid at maturity $500 million aggregate principal amount of its outstanding 1.45% Senior Notes due 2026 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon.

In August 2026, CenterPoint Energy settled all of its outstanding principal amount of the 2026 Convertible Notes, which matured on August 15, 2026. Upon conversion, CenterPoint Energy paid $1.0 billion in aggregate principal amount and approximately $21 million in interest, in each case in cash, and issued 4,120,719 shares of its common stock to settle the conversion premium as the conversion value exceeded the principal amount of the 2026 Convertible Notes.

In August 2026, CenterPoint Energy repaid at maturity $17 million aggregate principal amount of its outstanding 5.25% Senior Notes due 2026 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon.

In September 2026, Houston Electric repaid at maturity $300 million aggregate principal amount of its outstanding 2.40% General Mortgage Bonds due 2026 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon.

In September 2026, CERC Corp. commenced a cash tender offer for up to $350 million aggregate purchase price of certain of its outstanding senior notes, ranging from 4.00% to 5.40% due 2028 to 2047. In September 2026, CERC Corp. announced that it had increased the amount of notes to be accepted from $350 million aggregate purchase price to $400 million aggregate purchase price and accepted for purchase and paid approximately $400 million aggregate purchase price of its notes pursuant to the tender offer. Upon completion of the tender offer, CERC Corp. cancelled approximately $415 million aggregate principal amount of its senior notes pursuant to the terms of the respective indentures governing such notes. CERC Corp. recognized a gain on early extinguishment of debt of approximately $8 million for the three months ended September 30, 2026, which is included in Interest expense and other finance charges on its Statements of Consolidated Income.

Credit Facilities and Commercial Paper. On September 9, 2026, CenterPoint Energy, Houston Electric, CERC and SIGECO replaced their existing revolving credit facilities with four revolving credit facilities totaling $4.6 billion in aggregate commitments. In addition, Houston Electric established a commercial paper program under which it may issue short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Houston Electric's commercial paper program is backstopped by its revolving credit facility. Further, in connection with replacing the credit facilities, CenterPoint Energy decreased the size of its commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $2.2 billion and CERC increased its commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $1.1 billion. The Registrants had the following revolving credit facilities as of September 30, 2026:

Registrant	Execution Date	Size of Facility	Draw Rate of SOFR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio		Debt for Borrowed Money to Capital Ratio as of September 30, 2026 (2)	Termination Date
		(in millions)
CenterPoint Energy	September 9, 2026	$2,200	1.500%	67.5%	(3)	58.6%	September 9, 2031
CenterPoint Energy (4)	September 9, 2026	300	1.125%	65.0%		44.9%	September 9, 2031
Houston Electric	September 9, 2026	1,000	1.250%	67.5%	(3)	56.1%	September 9, 2031
CERC	September 9, 2026	1,100	1.000%	65.0%		42.2%	September 9, 2031
Total		$4,600
(1)Based on credit ratings as of September 30, 2026.
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

The Registrants, as well as the subsidiaries of CenterPoint Energy discussed above, were in compliance with all financial debt covenants as of September 30, 2026.

The table below reflects the utilization of the Registrants’ respective revolving credit facilities:

	September 30, 2026				December 31, 2025
Registrant	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate
	(in millions, except weighted average interest rate)
CenterPoint Energy (1)	$—	$—	$23	4.01%	$—	$—	$420	3.78%
CenterPoint Energy (2)	—	—	—	—%	—	—	—	—%
Houston Electric	—	—	—	—%	—	—	—	—%
CERC (1)	—	—	1,050	4.04%	—	—	559	3.86%
Total	$—	$—	$1,073		$—	$—	$979
(1)CenterPoint Energy’s and CERC’s outstanding commercial paper generally have maturities of up to 60 days and 30 days, respectively, and are backstopped by the respective issuer’s long-term revolving credit facility.
(2)This credit facility was issued by SIGECO.

Liens. As of September 30, 2026, Houston Electric’s assets were subject to liens securing approximately $10.5 billion of general mortgage bonds outstanding under the General Mortgage, including approximately $68 million held in trust to secure pollution control bonds that mature in 2028 for which CenterPoint Energy is obligated. The general mortgage bonds that are held in trust to secure pollution control bonds are not reflected in Houston Electric’s condensed consolidated financial statements because of the contingent nature of the obligations. Houston Electric may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. As of September 30, 2026, approximately $5.1 billion of additional general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions. No first mortgage bonds are outstanding under the M&DOT, and Houston Electric is contractually obligated to not issue any additional first mortgage bonds under the M&DOT and is undertaking actions to release the lien of the M&DOT and terminate the M&DOT.

As of September 30, 2026, SIGECO had approximately $1.5 billion aggregate principal amount of first mortgage bonds outstanding. Generally, all of SIGECO’s real and tangible property is subject to the lien of SIGECO’s mortgage indenture which was amended and restated effective as of January 1, 2023. As of September 30, 2026, SIGECO was permitted to issue additional bonds under its mortgage indenture up to 70% of then currently unfunded property additions and approximately $1 billion of additional first mortgage bonds could be issued on this basis.

(10) Income Taxes

The Registrants reported the following effective tax rates for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
CenterPoint Energy (1)	20%	(2)%	20%	14%
Houston Electric (2)	21%	18%	20%	19%
CERC (3)	11%	(222)%	21%	11%

(1)CenterPoint Energy’s higher effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to an increase in state income taxes driven by the prior year remeasurement of state deferred taxes in the third quarter of 2025. A decrease in nondeductible goodwill was offset by a decrease in excess deferred tax amortization resulting from the sale of the Louisiana and Mississippi natural gas LDC businesses in the first quarter of 2025. CenterPoint Energy’s higher effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to an increase in state income taxes driven by the prior year remeasurement of state deferred taxes in the third quarter of 2025. In 2026, a decrease in nondeductible goodwill was offset by a decrease in excess deferred tax amortization resulting from the sale of the Louisiana and Mississippi natural gas LDC businesses in the first quarter of 2025.
(2)Houston Electric’s higher effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by an increase in state income taxes. Houston Electric’s higher effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by an increase in state income taxes.
(3)CERC’s higher effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due primarily to an increase in state income taxes driven by the prior year remeasurement of state deferred taxes in the third quarter of 2025. CERC’s higher effective tax rate for the nine months ended

September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to an increase in state income taxes driven by the prior year remeasurement of state deferred taxes in the third quarter of 2025. A decrease in nondeductible goodwill was offset by a decrease in excess deferred tax amortization resulting from the sale of the Louisiana and Mississippi natural gas LDC businesses in the first quarter of 2025.

CenterPoint Energy reported a net uncertain tax liability, inclusive of interest and penalties, of $20 million as of September 30, 2026. The Registrants believe that it is reasonably possible that the Registrants will recognize a $20 million tax benefit, including penalties and interest, in the next 12 months as a result of a lapse of statutes on older exposures, a tax settlement, and/or a resolution of open audits.

Tax Audits and Settlements. Tax years through 2023 have been audited and settled with the IRS for CenterPoint Energy. For tax years 2024, 2025 and 2026, the Registrants are participants in the IRS’s Compliance Assurance Process.

(11) Commitments and Contingencies

(a)Purchase Obligations (CenterPoint Energy and CERC)

Commitments include minimum purchase obligations related to CenterPoint Energy’s and CERC’s Natural Gas reportable segment and CenterPoint Energy’s Electric reportable segment. Contracts with minimum payment obligations have various quantity requirements and durations and are not classified as non-trading derivative assets and liabilities in CenterPoint Energy’s and CERC’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 because these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include transportation contracts that do not meet the definition of a derivative.

As of September 30, 2026, CenterPoint Energy and CERC had the following undiscounted minimum purchase obligations:

	CenterPoint Energy			CERC
	Natural Gas Supply	Electric Supply (1)	Other (2)	Natural Gas Supply
	(in millions)
Remainder of 2026	$213	$32	$16	$211
2027	647	122	153	641
2028	599	100	143	592
2029	577	98	10	571
2030	530	81	2	523
Thereafter	1,413	1,538	16	1,389
Total	$3,979	$1,971	$340	$3,927
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

In the normal course of business prior to the consummation of the transaction on June 30, 2023, CenterPoint Energy, primarily through Vectren, issued parent company level guarantees supporting Energy Systems Group’s obligations. When Energy Systems Group was wholly-owned by CenterPoint Energy, these guarantees did not represent incremental consolidated obligations, but rather, these guarantees represented guarantees of Energy Systems Group’s obligations to allow it to conduct business without posting other forms of assurance. For those obligations where potential exposure can be estimated, management estimated the maximum exposure under these guarantees to be approximately $411 million as of September 30, 2026 and expects the exposure to decrease pro rata. This exposure primarily relates to energy savings guarantees on federal energy savings performance contracts. Other parent company level guarantees, certain of which do not contain a cap on potential liability, were issued prior to the sale of Energy Systems Group in support of federal operations and maintenance projects for which a maximum exposure cannot be estimated based on the nature of the projects.

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

While there can be no assurance that performance under any of these parent company guarantees will not be required in the future, CenterPoint Energy considers the likelihood of a material amount being incurred to be remote. CenterPoint Energy believes that, from Energy Systems Group’s inception in 1994 to the closing of the sale of Energy Systems Group on June 30, 2023, Energy Systems Group had a history of generally meeting its performance obligations and energy savings guarantees and its installed products operated effectively. CenterPoint Energy recorded no amounts on its Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 related to its obligation under the outstanding guarantees.

(c) Legal, Environmental and Other Matters

Legal Matters

Litigation Related to Hurricane Beryl. Various federal, state and local governmental and regulatory agencies and other entities called for or conducted inquiries and investigations into Hurricane Beryl, the efforts made by Houston Electric to prepare for, and respond to, this event, including the electric service outage issues, and the procurement of TEEEF. Moreover, additional governmental and regulatory agencies and other entities may conduct such inquiries and investigations. Ongoing and future inquiries, investigations and proposed legislation regarding Hurricane Beryl could adversely affect our business, financial condition, results of operations and cash flows, including with respect to our recovery of costs incurred as a result of Hurricane Beryl or future severe weather events; the assessment of financial penalties; changes to Houston Electric’s system, service territories, operations and/or regulatory treatment; and the viability for Houston Electric to continue leasing TEEEF. Further, on January 22, 2025, a putative shareholder of CenterPoint Energy, Donel Davidson, filed a derivative petition in Harris County District Court, Texas, alleging breach of fiduciary duty and unjust enrichment on behalf of CenterPoint Energy against certain of its current and former directors and officers citing, in part, the topics of these inquiries and investigations. The action seeks to recover damages and other relief from the defendants on behalf of CenterPoint Energy. The action was removed to the Texas Business Courts, and on June 18, 2025, the parties filed an agreed upon stipulation to stay the case, which was approved by the court on June 24, 2025. As of September 30, 2026, the case remained stayed. Additionally, on February 12, 2025, a second putative shareholder of CenterPoint Energy made a demand on the Board to investigate the same basic allegations raised in the derivative petition filed by Donel Davidson.

CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric are subject to current and potential future litigation and claims arising out of Hurricane Beryl, which litigation and claims could include allegations of, among other things, personal injury, wrongful death, property damage, various economic losses in connection with loss of power, unlawful business practices, and others. Following Hurricane Beryl, several putative class actions were filed against CenterPoint Energy and/or Houston Electric in the District Courts of Harris County, Texas, on behalf of individuals or entities who claim losses due to power outages lasting at least 48 hours as a result of Hurricane Beryl, such actions consisting of the following proposed classes: (1) all restaurants in Harris County, Galveston County, and Montgomery County; (2) all residential customers; and (3) all health, wellness, medical and beauty facilities in Harris County. These putative classes asserted claims and theories of negligence, gross negligence, nuisance, fraud, and/or violation of Houston Electric’s tariff for retail delivery service, and each sought damages in excess of $100 million for, among other things, business interruption, property damage and loss, cost of repair, loss of use and market value, lost income, nuisance, extreme mental anguish and/or punitive damages. On July 30, 2025, the plaintiffs in the putative class action on behalf of all residential customers nonsuited without prejudice all claims and causes of action. In addition, the plaintiffs in the other two putative class actions have amended their petitions to remove all class action allegations and assert claims of negligence, gross negligence, nuisance and/or intentional misconduct. One of those lawsuits is brought by approximately 130 individually named plaintiffs, and the other lawsuit includes approximately six individually named plaintiffs. In addition, thirteen individual actions are currently pending in Harris County District Courts. These actions assert claims of negligence, negligence per se, negligent undertaking and/or gross negligence against CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric. Certain plaintiffs in these actions allege wrongful death, personal injury, or property damage and seek damages in excess of $1 million each. Six of the thirteen additional lawsuits are on behalf of a collective approximately 465 individuals or entities who claim losses due to power outages, with damages in excess of $1 million being sought in five of the suits and in excess of $5 million in the sixth suit. These cases have been or will be transferred to the designated MDL pretrial court. CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric filed dispositive motions in the two former putative class action cases and certain individual actions. On December 1, 2025, the MDL pretrial court granted Houston Electric’s dispositive motion in one individual action brought by a business alleging losses due to a power outage following Hurricane Beryl. Following this ruling, this action, as well as two other actions in which the plaintiffs alleged losses due to power outages following Hurricane Beryl, were dismissed or non-suited. On January 28, 2026, the MDL pretrial court denied dispositive motions filed by CenterPoint Energy, CenterPoint Energy Service Company, LLC and/or Houston Electric in individual actions alleging personal injury or property damage. Houston Electric filed notices of appeal of these orders, and briefing in Houston Electric’s appeal in the property damage case is complete. The claims against CenterPoint Energy and Houston Electric in the personal injury case were non-suited and the related appeal was dismissed. After the appeal was dismissed, the personal injury plaintiff again sued CenterPoint Energy and Houston Electric. On March 19, 2026, the MDL pretrial court ruled on CenterPoint Energy and/or Houston

Electric’s dispositive motions in the two former putative class actions, granting the motions as to the plaintiffs’ claims for negligence, fraud and nuisance but denying them as to plaintiffs’ gross negligence claims. On June 19, 2026, CenterPoint Energy and Houston Electric filed a petition for writ of mandamus as to the MDL pretrial court’s denial of the dispositive motions on plaintiffs’ gross negligence claims and that petition was denied by the Court of Appeals for the Fourteenth District of Texas on August 4, 2026. On September 18, 2026, CenterPoint Energy and Houston Electric filed a petition for writ of mandamus as to the MDL pretrial court’s denial of the dispositive motions on plaintiffs’ gross negligence claims in the Supreme Court of Texas. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to vigorously defend themselves against the lawsuits. CenterPoint Energy and its subsidiaries have general and excess liability insurance policies that provide coverage for third party bodily injury and property damage claims. Given the nature of some allegations, certain insurers have disputed, and more insurers may dispute, coverage for some types of claims or damages that have been or may in the future be alleged by plaintiffs. For example, CenterPoint Energy has received from two insurers denials of indemnity coverage in certain of the cases arising out of power outages based on the failure to supply exclusion, and those insurers have also reserved their rights with respect to coverage in those actions. CenterPoint Energy, CenterPoint Energy Service Company, LLC and Houston Electric intend to continue to pursue all available insurance coverage for all of these matters. To date, there have not been demands, quantification, disclosure or discovery of damages by any party to any of the above legal matters that are sufficient to enable CenterPoint Energy and its subsidiaries to estimate exposure. Given that, as well as the preliminary nature of the proceedings, the number of parties and complexity of issues involved, and the uncertainties of litigation, CenterPoint Energy and its subsidiaries are unable to predict the outcome or consequences of any of the foregoing matters or to estimate a range of potential losses.

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

CenterPoint Energy, Utility Holding, and Houston Electric, along with hundreds of other defendants (including ERCOT, power generation companies, other TDUs, natural gas producers, REPs, and other entities) received claims and lawsuits filed by plaintiffs alleging wrongful death, personal injury, property damage and other injuries and damages. As of September 30, 2026, there were approximately 207 pending lawsuits that are consolidated in Texas state court in Harris County, Texas, as part of the MDL proceeding related to the February 2021 Winter Storm Event, and CenterPoint Energy and Houston Electric, along with numerous other entities, have been named as defendants in approximately 144 of those lawsuits. The plaintiffs in the lawsuits asserted negligence, gross negligence and nuisance causes of action, among others, against CenterPoint Energy, Utility Holding and Houston Electric. Following the filing of dispositive motions under Rule 91a of the Texas Rules of Civil Procedure in five representative or “bellwether” cases in the MDL proceeding and related mandamus proceedings in the court of appeals and the Supreme Court of Texas, the plaintiffs’ claims against CenterPoint Energy and Houston Electric have been dismissed with the exception of the plaintiffs’ gross negligence claims. With respect to the plaintiffs’ gross negligence claims, the Supreme Court of Texas concluded that the plaintiffs should be given the opportunity to replead those claims. Following issuance of the Texas Supreme Court’s decision on September 11, 2025, most plaintiffs filed amended petitions, and four bellwether cases were selected for another round of motions to dismiss based on plaintiffs’ petitions. Briefing on the TDUs’ pleadings-based motions is complete, and a hearing on these motions was held on October 13, 2026. The claims against Utility Holding have been dismissed in light of the judge’s initial rulings on the Rule 91a dispositive motions. The TDUs (including Houston Electric) also filed a motion to dismiss under Chapter 150 of the Texas Civil Practice and Remedies Code in one of the bellwether cases and argued that all of plaintiffs’ claims should be dismissed because the plaintiffs did not include a sufficient certificate of merit by a qualified engineer with their petition, as required by Texas law. On November 13, 2024, the MDL judge granted the TDUs’ motion to dismiss under Chapter 150, and on December 3, 2024, the plaintiffs filed a notice of appeal of that ruling. Oral argument in this appellate proceeding is scheduled for October 27, 2026. Aside from the filing of amended pleadings and certain dispositive motions in response, all litigation otherwise remains stayed in the MDL. CenterPoint Energy and Houston Electric intend to vigorously defend themselves against the remaining claims.

In February 2023, multiple lawsuits were filed in state district court in Harris County and Tom Green County, Texas, against dozens of gas market participants in Texas, including natural gas producers, processors, pipelines, marketers, sellers, traders, gas utilities, and financial institutions. Plaintiffs named CERC as a defendant, along with “CenterPoint Energy Services, Inc.,” incorrectly identifying it as CERC’s parent company (CenterPoint Energy previously divested CenterPoint Energy Services, Inc.). There are two main remaining lawsuits—one filed in Harris County and one in Tom Green County—which were brought by an entity that purports to be an assignee of the claims of tens of thousands of persons and entities. These suits generally allege that the defendants engaged in gas market manipulation, including by intentionally withholding, suppressing, or diverting supplies of natural gas in connection with the February 2021 Winter Storm Event. Plaintiffs allege that this manipulation impacted gas supply and prices and caused blackouts and other damage. Plaintiffs assert claims for tortious interference with existing contract, private nuisance, and unjust enrichment. The lawsuits do not specify the amount of damages sought, but seek broad categories of actual, compensatory, consequential, economic and punitive damages; restitution and disgorgement; pre- and post-judgment interest; costs and attorneys’ fees; and other relief. All of these lawsuits have been transferred to the existing MDL proceeding referenced above. These gas market cases are in addition to the approximately 207 cases noted above regarding electric market issues.

CERC has vigorously defended itself against the claims raised in the gas market cases. On February 2, 2024, CERC filed pleas to the jurisdiction in the three cases in which it was served on February 2, 2024 and again on May 17, 2024; CERC also partially joined the other defendants’ motions to dismiss and additional pleas to the jurisdiction. On November 7, 2024 and November 11, 2024, the MDL judge granted defendants’ motion to dismiss and CERC’s plea to the jurisdiction in all three cases. As a result of these rulings, all claims against CERC were dismissed with prejudice. Plaintiffs have appealed these rulings, and the appeals have been assigned to the Court of Appeals for the First District of Texas. One of the three cases against CERC was a putative class action, but that case has been dismissed. On January 17, 2025, the plaintiffs in the putative class action case filed an unopposed motion to dismiss their appeal, which the Court of Appeals granted on February 4, 2025. CERC is still a defendant in two remaining cases. The parties have completed their briefing for the Court of Appeals for the First District of Texas. Oral argument in this appellate proceeding was held on October 20, 2026, and the parties await a ruling.

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

Jefferson Parish. Several parishes and the State of Louisiana filed 42 suits under Louisiana’s State and Local Coastal Resources Management Act against hundreds of oil and gas companies seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. One of the defendants in one of the lawsuits (filed in 2013 by the Parish of Jefferson) is Primary Fuels, Inc., a predecessor company of CenterPoint Energy, which operated in the oilfield at issue in the case from 1983-1989. All 42 suits were removed to Louisiana federal courts twice and were stayed for several years pending the federal courts’ consideration of various motions to remand and multiple appeals of remand orders. Several cases involving other parishes were remanded to Louisiana state court. To date, two of the 42 suits have substantially progressed in state court. The first case, Cameron Parish v. Auster Oil & Gas, Inc., et al., settled shortly before trial on confidential terms. The second case, Plaquemines Parish v. Rozel Operating Co., et al., was tried against one defendant, Chevron Corporation, and on April 4, 2025, the jury returned a verdict of $744.6 million. Before final judgment was entered, the Rozel case was stayed until the United States Supreme Court ruled on the merits of a jurisdictional issue in a related case that does not include Primary Fuels, Inc. On April 17, 2026, the United States Supreme Court ruled on the jurisdictional issue in the related case, holding that the defendants satisfied a key requirement for federal jurisdiction in that case. The Supreme Court did not resolve whether defendants in other cases can satisfy the requirements for federal court jurisdiction. Various federal courts are considering jurisdictional issues – after the United States Supreme Court’s ruling. As of September 30, 2026, the Louisiana federal district court had not ruled on Jefferson Parish’s motion to remand to state court the lawsuit which includes Primary Fuels, Inc. among the defendants. The timing of further progress in the Jefferson Parish case is uncertain and dependent in part on the court’s ruling on the motion to remand and further developments in other related cases.

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

	September 30, 2026
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

Diluted earnings per common share also reflect the dilutive effect of potential conversions of our convertible notes into shares of Common Stock. Convertible debt in which the principal amount must be settled in cash is excluded from the calculation of diluted earnings per common share. There would be no interest expense adjustment to the numerator for the cash-settled portion of the convertible notes because that portion will always be settled in cash. The conversion spread value in shares will be included in diluted earnings per common share using the if-converted method if the average market price of Common Stock is higher than the conversion price. The denominator of diluted earnings per common share is determined by dividing the conversion spread value of the share-settled portion of the convertible notes as of the reporting date by the average share price over the reporting period.

The following table reconciles numerators and denominators of CenterPoint Energy’s basic and diluted earnings per common share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share and share amounts)
Numerator:
Net income	$331	$293	$891	$788
Denominator:
Weighted average common shares outstanding – basic	660,750,000	652,862,000	657,151,000	652,605,000
Plus:
Restricted stock	1,180,000	2,161,000	1,681,000	1,460,000
Equity forwards	2,502,000	981,000	3,146,000	591,000
Convertible notes (1)	—	24,000	1,388,000	24,000
Weighted average common shares outstanding – diluted	664,432,000	656,028,000	663,366,000	654,680,000

Earnings Per Common Share:
Basic	$0.50	$0.45	$1.36	$1.21
Diluted	$0.50	$0.45	$1.34	$1.20
(1)Related to the 2026 Convertible Notes.

(13) Reportable Segments

The Registrants’ determination of reportable segments considers the strategic operating units under which the CODM manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

As of September 30, 2026, reportable segments by Registrant and information about each Registrant’s CODM were as follows:

CenterPoint Energy

•CenterPoint Energy’s Electric reportable segment consisted of (i) electric transmission and distribution services in the Texas Gulf Coast area in the ERCOT region; (ii) electric transmission and distribution services primarily to southwestern Indiana; and (iii) power generation and wholesale power operations in the MISO region.

•CenterPoint Energy’s Natural Gas reportable segment following the closing of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025 consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, and industrial customers in Indiana, Minnesota, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The transaction closed on October 1, 2026. For further information, see Note 3 and Note 16 to the Interim Condensed Financial Statements.

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

CERC

•CERC’s single reportable segment following the closing of the sale of the Louisiana and Mississippi natural gas LDC businesses on March 31, 2025 consisted of (i) intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, and industrial customers in Indiana, Minnesota, Ohio and Texas; and (ii) permanent pipeline connections through interconnects with various interstate and intrastate pipeline companies through CEIP. On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH. The transaction closed on October 1, 2026. For further information, see Note 3 and Note 16 to the Interim Condensed Financial Statements.

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

Financial data for reportable segments is as follows for the periods presented:

CenterPoint Energy

	Three Months Ended September 30, 2026
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,549	$640	$2	$2,191	$—	$2,191
Intersegment revenues	—	1	—	1	(1)	—
Utility natural gas, fuel and purchased power	61	127	—	188	(1)	187
Non-utility cost of revenues, including natural gas	—	1	—	1	—	1
Operation and maintenance	535	210	2	747	—	747
Depreciation and amortization	280	159	5	444	—	444
Taxes other than income taxes	87	56	2	145	—	145
Interest expense and other finance charges	159	47	85	291	(10)	281
Interest income (1)	(6)	—	(5)	(11)	10	(1)
Other expense (income), net (2)	(20)	(8)	2	(26)	—	(26)
Income tax expense (benefit)	91	5	(14)	82	—	82
Net income (loss)	$362	$44	$(75)	$331	$—	$331

	Three Months Ended September 30, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$1,365	$622	$1	$1,988	$—	$1,988
Utility natural gas, fuel and purchased power	72	147	—	219	—	219
Non-utility cost of revenues, including natural gas	—	1	—	1	—	1
Operation and maintenance	520	219	2	741	—	741
Depreciation and amortization	247	139	6	392	—	392
Taxes other than income taxes	82	53	(2)	133	—	133
Interest expense and other finance charges	116	52	81	249	(6)	243
Interest income (1)	(1)	—	(5)	(6)	6	—
Other income, net (2)	(20)	(6)	(1)	(27)	—	(27)
Income tax expense (benefit)	56	(54)	(9)	(7)	—	(7)
Net income (loss)	$293	$71	$(71)	$293	$—	$293

	Nine Months Ended September 30, 2026
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$4,130	$3,181	$7	$7,318	$—	$7,318
Intersegment revenues	—	2	2	4	(4)	—
Utility natural gas, fuel and purchased power	209	1,231	—	1,440	(2)	1,438
Non-utility cost of revenues, including natural gas	—	2	—	2	—	2
Operation and maintenance	1,580	680	(3)	2,257	(2)	2,255
Depreciation and amortization	832	464	16	1,312	—	1,312
Taxes other than income taxes	255	191	6	452	—	452
Interest expense and other finance charges	428	163	256	847	(26)	821
Interest income (1)	(15)	(1)	(18)	(34)	26	(8)
Other expense (income), net (2)	(60)	(18)	5	(73)	—	(73)
Income tax expense (benefit)	162	97	(31)	228	—	228
Net income (loss)	$739	$374	$(222)	$891	$—	$891

	Nine Months Ended September 30, 2025
	Electric	Natural Gas	Corporate and Other	Total Reportable Segments	Eliminations	Total
	(in millions)
Revenues from external customers	$3,622	$3,224	$6	$6,852	$—	$6,852
Intersegment revenues	—	2	—	2	(2)	—
Utility natural gas, fuel and purchased power	211	1,316	—	1,527	(2)	1,525
Non-utility cost of revenues, including natural gas	—	4	—	4	—	4
Operation and maintenance	1,527	679	(3)	2,203	—	2,203
Depreciation and amortization	687	423	15	1,125	—	1,125
Taxes other than income taxes	240	183	4	427	—	427
Interest expense and other finance charges	323	154	226	703	(27)	676
Interest income (1)	(12)	(10)	(5)	(27)	27	—
Other expense (income), net (2)	(48)	30	(7)	(25)	—	(25)
Income tax expense (benefit)	122	62	(55)	129	—	129
Net income (loss)	$572	$385	$(169)	$788	$—	$788
(1) Interest income earned on cash and cash equivalents related to VIEs of less than $1 million for the three and nine months ended September 30, 2026 and 2025, is included in Other income (expense), net on CenterPoint Energy’s Condensed Statements of Consolidated Income.
(2) Other income (expense), net primarily includes AFUDC equity, non-service cost for pension and postretirement benefits, Gain (loss) on equity securities, Gain (loss) on indexed debt securities and Loss on sale.

	Expenditures for Long-lived Assets
	Nine Months Ended September 30,
	2026	2025
	(in millions)
Electric	$2,626	$2,534
Natural Gas	1,493	1,164
Corporate and Other	19	32
Consolidated	$4,138	$3,730

	Total Assets
	September 30, 2026	December 31, 2025
	(in millions)
Electric	$29,779	$26,649
Natural Gas	19,107	18,405
Corporate and Other (1)	589	1,480
Consolidated	$49,475	$46,534
(1)Total assets included pension and other postemployment-related regulatory assets of $364 million and $383 million as of September 30, 2026 and December 31, 2025, respectively.

Houston Electric

Houston Electric consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see Houston Electric’s Condensed Statements of Consolidated Income. For financial data related to segment total assets, see Houston Electric’s Condensed Consolidated Balance Sheets. Expenditures for long-lived assets were $2.4 billion and $1.9 billion for the nine months ended September 30, 2026 and 2025, respectively. Financial data related to interest income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest income (1)	$7	$1	$14	$10
(1)Reflected in Other income, net on Houston Electric’s Condensed Statements of Consolidated Income and includes interest income earned on cash and cash equivalents related to VIEs of less than $1 million for three and nine months ended September 30, 2026 and 2025.
CERC

CERC consists of a single reportable segment. For financial data related to income and expenses for the single reportable segment, see CERC’s Condensed Statements of Consolidated Income. For financial data related to segment total assets, see CERC’s Condensed Consolidated Balance Sheets. Expenditures for long-lived assets were $1.4 billion and $1.1 billion for the nine months ended September 30, 2026 and 2025, respectively. Financial data related to interest income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Interest income (1)	$—	$—	$1	$10
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

The table below summarizes CenterPoint Energy money pool activity as of the periods presented:

	September 30, 2026		December 31, 2025
	Houston Electric	CERC	Houston Electric	CERC
	(in millions, except interest rates)
Money pool investments (borrowings) (1)	$831	$(173)	$(54)	$(291)
Weighted average interest rate	4.06%	4.06%	3.83%	3.83%
(1)As of September 30, 2026, included in Accounts and notes receivable–affiliated companies in Houston Electric’s Condensed Consolidated Balance Sheets and Accounts and notes payable–affiliated companies in CERC’s Condensed

Consolidated Balance Sheets. As of December 31, 2025, included in Accounts and notes payable–affiliated companies in Houston Electric’s and CERC’s respective Condensed Consolidated Balance Sheets.

Houston Electric and CERC affiliate-related transactions were as follows for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Interest income (expense), net (1)	$6	$(2)	$(1)	$—	$10	$(5)	$(1)	$10
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

The table below presents charges (billings) for these services, which are included primarily in Operation and maintenance expenses on Houston Electric’s and CERC’s respective Condensed Statements of Consolidated Income for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC	Houston Electric	CERC
	(in millions)
Corporate service charges	$38	$62	$52	$58	$144	$187	$142	$164
Affiliate service charges (billings), net	—	(3)	(2)	2	—	(7)	(3)	3

(15) Equity (CenterPoint Energy)

Dividends Declared and Paid (CenterPoint Energy)

CenterPoint Energy’s dividends declared and dividends paid are presented below:

	Dividends Declared Per Share				Dividends Paid Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Common Stock	$0.480	$0.440	$0.710	$0.660	$0.240	$0.220	$0.700	$0.660

Common Stock (CenterPoint Energy)

(a) Equity Distribution Agreement

On May 15, 2026, CenterPoint Energy entered into the 2026 Equity Distribution Agreement with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $1 billion. Upon entry into the 2026 Equity Distribution Agreement, CenterPoint Energy terminated the 2024 Equity Distribution Agreement. At the time of such termination, Common Stock having an aggregate gross sales price of approximately $85 million remained unsold under such prior program. Sales of Common Stock may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. CenterPoint Energy may also enter into one or more forward sale agreements with the 2026 ATM Forward Purchasers pursuant to master forward confirmations and related supplemental confirmations. The offer and sale of Common Stock under the 2026 Equity Distribution Agreement will terminate upon the earliest of (1) the sale of all Common Stock subject to the 2026 Equity Distribution Agreement, (2) termination of the 2026 Equity Distribution Agreement, or (3) May 15, 2029. As of September 30, 2026, no shares of Common Stock had been sold under the 2026 Equity Distribution Agreement.

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

The forward sale agreements require CenterPoint Energy to, at its election on or prior to February 25, 2027, either (1) physically settle the transactions by issuing the total of 24,864,865 shares of Common Stock to the counterparties in exchange for cash of $866 million or (2) net settle the transactions in whole or in part through the delivery or receipt of cash or shares of Common Stock. Pursuant to such net settlement provisions, these agreements could also have been settled on September 30, 2026 by CenterPoint Energy’s delivery of approximately $4 million of cash or 105,608 shares of Common Stock to the banking counterparties if CenterPoint Energy unilaterally elected net cash or net share settlement, respectively.

Accumulated Other Comprehensive Income (Loss) (CenterPoint Energy and CERC)

Changes in accumulated comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2026		2025
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(25)	$15	$(17)	$17
Amounts reclassified from accumulated other comprehensive income (loss):
Actuarial loss (gain) (1)	1	—	(2)	(2)
Reclassification of deferred gain from cash flow hedges realized in net income	(1)	—	—	—
Other comprehensive income (loss)	—	—	(2)	(2)
Ending Balance	$(25)	$15	$(19)	$15

	Nine Months Ended September 30,
	2026		2025
	CenterPoint Energy	CERC	CenterPoint Energy	CERC
	(in millions)
Beginning Balance	$(26)	$15	$(17)	$17
Amounts reclassified from accumulated other comprehensive income (loss):
Prior service cost (1)	1	1	1	1
Actuarial loss (gain) (1)	1	(1)	(2)	(3)
Reclassification of deferred gain from cash flow hedges realized in net income	(1)	—	(1)	—
Other comprehensive income (loss)	1	—	(2)	(2)
Ending Balance	$(25)	$15	$(19)	$15
(1)Amounts are included in the computation of net periodic cost and are reflected in Other income, net in each of the Registrants’ respective Condensed Statements of Consolidated Income.

(16) Subsequent Events

Divestiture of Ohio natural gas LDC business (CenterPoint Energy and CERC)

On October 1, 2026, CenterPoint Energy and CERC completed the previously announced sale of all of the issued and outstanding equity interests in CEOH, pursuant to the Ohio Securities Purchase Agreement, for $2.62 billion, subject to adjustment as set forth in the Ohio Securities Purchase Agreement. The purchase price was $2.62 billion, which was comprised of the following: (i) $1.42 billion in cash payable to CERC Corp. upon closing of the transaction, subject to adjustments as set forth in the Ohio Securities Purchase Agreement, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing of the transaction; and (ii) a promissory note issued by NFGC in the original principal amount of $1.20 billion. The promissory note bears interest at a rate of 6.50% per annum and will mature on September 30, 2027. Goodwill of $393 million and $219 million was allocated to CEOH by CenterPoint Energy and CERC, respectively, at the time the held for sale criteria were met and such amounts were subsequently derecognized following the completion of the sale on October 1, 2026. CenterPoint Energy and CERC will recognize the financial impact of the divestiture in the fourth quarter of 2026. The financial impact cannot be reasonably estimated at this time as certain post-closing adjustments and other transaction-related amounts have not yet been finalized.

ZENS (CenterPoint Energy)

As described in Note 8, the Paramount and WBD Merger closed on October 6, 2026. As such, CenterPoint Energy has established October 21, 2026 as an additional interest regular record date under the terms of its indenture governing the outstanding ZENS. Additional interest of $5.39122 per ZENS note will be paid on November 4, 2026 to holders of record of the ZENS as of the close of business on the additional interest regular record date. The additional interest of $5.39122 per ZENS note was calculated as the product of 0.173817 share of WBD Common per ZENS note and the $31.01666668 per share cash merger consideration paid to the holders of WBD Common.

After the closing of the Paramount and WBD Merger, the reference shares for each ZENS note consisted of 0.7185 share of AT&T Common and 0.061382 share of Charter Common.

Debt Repayment (CenterPoint Energy and CERC)

On October 6, 2026, CERC repaid $500 million of the $800 million outstanding amount of its term loan, including accrued and unpaid interest thereon.

Debt Issuances (CenterPoint Energy)

On October 20, 2026, CenterPoint Energy, through its indirect, wholly-owned subsidiary SIGECO, entered into a bond purchase agreement with certain institutional investors, under which SIGECO agreed to sell, and each investor agreed to severally purchase (i) on October 20, 2026, $130 million aggregate principal amount of SIGECO’s 5.99% First Mortgage Bonds, Series 2026A, Tranche A due 2031 (the “Series 2026A Bonds”); (ii) on December 15, 2026, $80 million aggregate principal amount of SIGECO’s 6.15% First Mortgage Bonds, Series 2026B, Tranche A due 2033 (the “Series 2026B Bonds”); and (iii) on February 25, 2027, $50 million aggregate principal amount of SIGECO’s 6.33% First Mortgage Bonds, Series 2027A, Tranche A due 2037 (the “Series 2027A Bonds”) in the series and tranche as set forth in the bond purchase agreement. The proceeds of the Series 2026A Bonds, Series 2026B Bonds and the Series 2027A Bonds are expected to be used for general corporate purposes, including repaying short-term debt, refunding long-term debt at maturity or otherwise, and funding capital expenditures.

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

RECENT EVENTS

Large-Load Customers. The PUCT has begun the process of implementing Texas Senate Bill 6 through various rulemaking processes, focused on establishing financial, operational, and interconnection requirements for large-load customers to ensure grid reliability and prevent stranded infrastructure costs. On June 18, 2026, the PUCT approved ERCOT’s Batch Zero process for large-user connection requests with the stated goal of ensuring large electricity users like data centers only connect in quantities and locations the Texas grid can reliably support. Houston Electric originally submitted approximately 14 gigawatts of demand related to its potential large-load customers as part of ERCOT’s Batch Zero process, which included the execution of Facilities Extension Agreements with Houston Electric and posting of financial security by the customers. Houston Electric estimates that 10 gigawatts of its previously submitted base load demand and approximately two gigawatts of its previously submitted studied load demand remain as part of ERCOT’s Batch Zero process. The amount of gigawatts ultimately connected to the Houston Electric system, the actual amount of electricity ultimately used by these customers, and the ultimate timing of these additional load connections and energization, if at all, remain uncertain due to a variety of factors, including, but not limited to, ERCOT approval into Batch Zero, including into base load or studied load, timing of construction, legislative, regulatory and other government actions, and availability of materials. In the third quarter of 2026, customers provided approximately $290 million in contributions in aid of construction and approximately $600 million in financial security to Houston Electric, of which approximately $135 million was returned to large-load customers during the period. These amounts will continue to change as projects move through ERCOT reviews, load allocations are refined, and customers either advance toward construction and energization or exit the process.

CenterPoint Energy Appointment of Chief Human Resources Officer. Effective October 1, 2026, CenterPoint Energy appointed Lauren C. Clark to the position of Executive Vice President and Chief Human Resources Officer of CenterPoint Energy.

Updated 10-Year Capital Plan. In October 2026, CenterPoint Energy announced an increase in its 10-year capital plan of $4 billion to reflect total planned capital expenditures of approximately $70.7 billion through 2035. The plan is expected to advance economic growth, enhance the experience of the Registrants’ customers and deliver consistent value for stakeholders across the Registrants’ jurisdictions.

Equity Distribution Agreement. On May 15, 2026, CenterPoint Energy entered into the 2026 Equity Distribution Agreement with respect to the offering and sale from time to time of shares of Common Stock, having an aggregate gross sales price of up to $1 billion. Sales of Common Stock under the 2026 Equity Distribution Agreement may be made by any method permitted by applicable law and deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. CenterPoint Energy may also enter into one or more forward sale agreements pursuant to master forward confirmations and related supplemental confirmations. Upon entry into the 2026 Equity Distribution Agreement, CenterPoint Energy terminated the previous at-the-market program pursuant to the 2024 Equity Distribution Agreement. For further information, see Note 15 to the Interim Condensed Financial Statements.

Treasury Notice 2026-7. On February 18, 2026, Treasury Notice 2026-7 was issued. This notice allows an election to modify the computation of AFSI by including an adjustment to deduct certain repair and maintenance costs that are capitalized in the applicable financial statement.

TEEEF. In June 2025, Houston Electric entered into the ERCOT Transaction, subject to PUCT approval, to release its 15 large (27 MW to 32 MW) TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction, reduce its TEEEF fleet capacity and reduce its rates to reflect removal of the large TEEEF units from its fleet. Following the completion of service in the San Antonio area, Houston Electric anticipates that it would complete one or more future transactions involving its large TEEEF units. As the large TEEEF units would not be available to serve Houston Electric customers during such time, Houston Electric plans to continue to not charge customers for these units for any future periods. In November 2025, Houston Electric proposed to remove its five medium (5.7 MW) TEEEF units and to remove the associated lease costs from its rates effective January 1, 2026. On June 26, 2026, Houston Electric filed a stipulation and agreement supporting removal of the 15 large units and 5 medium units effective May 1, 2025 and January 1, 2026, respectively, an agreed motion for interim rates effective August 15, 2026, settlement testimony, and agreed motion to admit evidence and remand proceeding back to the PUCT. On June 29, 2026, SOAH granted the requested motions and remanded the proceeding to the PUCT. If approved by the PUCT, the current revenue requirement will be reduced by $112 million. On October 9, 2026, the ALJ filed a revised proposed order, reflecting the previously implemented interim rates; assignment to a PUCT open meeting agenda is pending. For additional information, see Note 6 to the Interim Condensed Financial Statements.

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

Net income (loss) for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions)
Electric	$362	$293	$69	$739	$572	$167
Natural Gas	44	71	(27)	374	385	(11)
Corporate and Other (1)	(75)	(71)	(4)	(222)	(169)	(53)
Total CenterPoint Energy	$331	$293	$38	$891	$788	$103
(1)Includes unallocated corporate costs, interest income and interest expense and intercompany eliminations.

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Net income increased $38 million primarily due to the following items:

•an increase in net income of $69 million for the Electric reportable segment, as further discussed below;
•a decrease in net income of $27 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in net loss of $4 million for the Corporate and Other reportable segment, primarily due to a $6 million increase in borrowing costs and the unfavorable net impact of the mark-to-market valuations on the ZENS indexed debt securities derivative and ZENS-related securities.

Nine Months Ended September 30, 2026 compared to nine months ended September 30, 2025

Net income increased $103 million primarily due to the following items:

•an increase in net income of $167 million for the Electric reportable segment, as further discussed below;
•a decrease in net income of $11 million for the Natural Gas reportable segment, as further discussed below; and
•an increase in net loss of $53 million for the Corporate and Other reportable segment, primarily due to an $18 million tax benefit recognized in 2025 related to the sale of the Louisiana and Mississippi natural gas LDC businesses that did not recur, a $21 million accrued tax expense related to the divestiture of the Ohio natural gas LDC business, a $21 million gain on the early extinguishment of debt recognized in 2025 that did not recur, and a $5 million increase in borrowing costs partially offset by lower income tax expense and lower intersegment interest expense.

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

The following table provides summary data of CenterPoint Energy’s Electric reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$1,549	$1,365	$184	$4,130	$3,622	$508
Expenses:
Utility natural gas, fuel and purchased power	61	72	11	209	211	2
Operation and maintenance	535	520	(15)	1,580	1,527	(53)
Depreciation and amortization	280	247	(33)	832	687	(145)
Taxes other than income taxes	87	82	(5)	255	240	(15)
Total expenses	963	921	(42)	2,876	2,665	(211)
Operating Income	586	444	142	1,254	957	297
Other Income (Expense):
Interest expense and other finance charges	(159)	(116)	(43)	(428)	(323)	(105)
Other income, net	26	21	5	75	60	15
Income Before Income Taxes	453	349	104	901	694	207
Income tax expense	91	56	(35)	162	122	(40)
Net Income	$362	$293	$69	$739	$572	$167
Throughput (in GWh):
Residential	13,337	12,088	10%	29,119	28,318	3%
Total	35,845	35,455	1%	91,108	90,519	1%
Weather (percentage of normal weather for service area):
Cooling degree days	112%	103%	9%	114%	108%	6%
Heating degree days	5%	29%	(24)%	87%	100%	(13)%
Number of metered customers at end of period:
Residential	2,716,801	2,673,077	2%	2,716,801	2,673,077	2%
Total	3,055,290	3,006,945	2%	3,055,290	3,006,945	2%

The following table provides variance explanations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as well as for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 by major income statement caption for CenterPoint Energy’s Electric reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2026 vs 2025	Nine Months Ended September 30, 2026 vs 2025
	(in millions)
Revenues
Customer rates and the impact of the change in rate design	$54	$185
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	37	126
Customer growth	7	19
Energy efficiency, partially offset in operation and maintenance below	2	3
Pass-through revenues, offset in operation and maintenance below	(8)	(8)
Miscellaneous revenues, including service connections and off-system sales	(6)	5
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items below	76	163
Weather, efficiency improvements and other usage impacts	23	7
Cost of fuel and purchased power, offset in utility natural gas, fuel and purchased power below	(1)	8
Total	$184	$508
Utility natural gas, fuel and purchased power
Cost of purchased power, offset in revenues above	$19	$43
Cost of fuel, including coal, natural gas, and fuel oil, offset in revenues above	(8)	(41)
Total	$11	$2
Operation and maintenance
Transmission costs billed by transmission providers, offset in revenues above	$(22)	$(69)
Contract services	4	8
Energy efficiency, and other pass-through, offset in revenues above	(3)	(5)
Corporate support services	14	16
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(2)	(4)
Labor and benefits	(10)	1
All other operation and maintenance expense, including materials and supplies and insurance	4	—
Total	$(15)	$(53)
Depreciation and amortization
Ongoing additions to plant-in-service	$(13)	$(71)
Amortization of regulatory assets	39	76
Lease expense associated with TEEEF units no longer eligible for regulatory deferral	(2)	(36)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items	(57)	(114)
Total	$(33)	$(145)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of updated property tax rates	$(5)	$(15)
Total	$(5)	$(15)
Interest expense and other finance charges
Changes in outstanding debt	$(6)	$(32)
Bond Companies and SIGECO Securitization Subsidiary, offset in other line items above	(17)	(45)
Other, primarily AFUDC and impacts of regulatory deferrals	(20)	(28)
Total	$(43)	$(105)
Other income, net
Other income, including AFUDC - equity and intersegment interest income	$5	$15
Total	$5	$15

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

The following table provides summary data of CenterPoint Energy’s Natural Gas reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$641	$622	$19	$3,183	$3,226	$(43)
Expenses:
Utility natural gas and fuel	127	147	20	1,231	1,316	85
Non-utility cost of revenues, including natural gas	1	1	—	2	4	2
Operation and maintenance	210	219	9	680	679	(1)
Depreciation and amortization	159	139	(20)	464	423	(41)
Taxes other than income taxes	56	53	(3)	191	183	(8)
Total expenses	553	559	6	2,568	2,605	37
Operating Income	88	63	25	615	621	(6)
Other Income (Expense):
Loss on sale	—	—	—	—	(43)	43
Interest expense and other finance charges	(47)	(52)	5	(163)	(154)	(9)
Other income, net	8	6	2	19	23	(4)
Income Before Income Taxes	49	17	32	471	447	24
Income tax expense (benefit)	5	(54)	(59)	97	62	(35)
Net Income	$44	$71	$(27)	$374	$385	$(11)
Throughput (in Bcf):
Residential	13	14	(7)%	132	157	(16)%
Commercial and Industrial	81	79	3%	290	313	(7)%
Total	94	93	1%	422	470	(10)%
Weather (percentage of 10-year average for service area):
Heating degree days	65%	51%	14%	98%	97%	1%
Number of metered customers at end of period:
Residential	3,744,099	3,712,312	1%	3,744,099	3,712,312	1%
Commercial and Industrial	283,889	283,943	—%	283,889	283,943	—%
Total	4,027,988	3,996,255	1%	4,027,988	3,996,255	1%

The following table provides variance explanations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as well as for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 by major income statement caption for CenterPoint Energy’s Natural Gas reportable segment:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2026 vs 2025	Nine Months Ended September 30, 2026 vs 2025
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas and fuel below	$(20)	$(27)
Gross receipts tax, offset in taxes other than income taxes below	2	7
Weather and usage	(3)	(23)
Non-volumetric and miscellaneous revenue	—	7
Energy efficiency and other pass-through, offset in operation and maintenance below	10	17
Non-utility revenues	—	2
Customer growth	1	9
Customer rates and impact of the change in rate design	29	113
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	(148)
Total	$19	$(43)
Utility natural gas and fuel
Cost of natural gas, offset in revenues above	$20	$27
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	58
Total	$20	$85
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$2	$(14)
Energy efficiency and other pass-through, offset in revenues above	(10)	(17)
Contract services	(6)	(19)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	20
Labor and benefits	11	14
Corporate support services	12	15
Total	$9	$(1)
Depreciation and amortization
Ongoing additions to plant-in-service	$(11)	$(48)
Amortization of regulatory assets	(9)	(7)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	14
Total	$(20)	$(41)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$(7)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	8
Incremental capital projects placed in service, and the impact of updated property tax rates	(1)	(9)
Total	$(3)	$(8)
Loss on sale
Loss on sale of Louisiana and Mississippi natural gas LDC businesses	$—	$43
Total	$—	$43
Interest expense and other finance charges
Changes in outstanding debt	$1	$(34)
Other, primarily AFUDC and impacts of regulatory deferrals	4	15
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	10
Total	$5	$(9)
Other income, net
Other income, including AFUDC - Equity and intersegment interest income	$2	$(4)
Total	$2	$(4)

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

The following table provides summary data of Houston Electric’s single reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues:
TDU	$1,240	$1,130	$110	$3,308	$3,022	$286
Bond Companies	76	2	74	166	2	164
Total revenues	1,316	1,132	184	3,474	3,024	450
Expenses:
Operation and maintenance, excluding Bond Companies	491	475	(16)	1,453	1,405	(48)
Depreciation and amortization, excluding Bond Companies	183	208	25	600	583	(17)
Taxes other than income taxes	85	79	(6)	248	232	(16)
Bond Companies	58	2	(56)	120	2	(118)
Total expenses	817	764	(53)	2,421	2,222	(199)
Operating Income	499	368	131	1,053	802	251
Other Income (Expense):
Interest expense and other finance charges	(121)	(96)	(25)	(320)	(272)	(48)
Interest expense on Securitization Bonds	(18)	(1)	(17)	(46)	(1)	(45)
Other income, net	22	11	11	64	34	30
Income Before Income Taxes	382	282	100	751	563	188
Income tax expense	80	51	(29)	151	107	(44)
Net Income	$302	$231	$71	$600	$456	$144
Throughput (in GWh):
Residential	12,863	11,629	11%	27,988	27,174	3%
Total	34,347	33,995	1%	87,031	86,908	—%
Weather (percentage of 10-year average for service area):
Cooling degree days	109%	100%	9%	113%	109%	4%
Heating degree days	—%	—%	—%	71%	92%	(21)%
Number of metered customers at end of period:
Residential	2,581,562	2,538,496	2%	2,581,562	2,538,496	2%
Total	2,900,167	2,852,691	2%	2,900,167	2,852,691	2%

The following table provides variance explanations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as well as for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 by major income statement caption for Houston Electric:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2026 vs 2025	Nine Months Ended September 30, 2026 vs 2025
	(in millions)
Revenues
Customer rates and the impact of the change in rate design	$41	$129
Transmission Revenues, including TCOS and TCRF, inclusive of costs billed by transmission providers, partially offset in operation and maintenance below	37	126
Customer growth	7	18
Energy efficiency, partially offset in both operation and maintenance below	2	3
Miscellaneous revenues	(5)	—
Weather, efficiency improvements and other usage impacts	28	10
Bond Companies, offset in other line items below	74	164
Total	$184	$450
Operation and maintenance, excluding Bond Companies
Transmission costs billed by transmission providers, offset in revenues above	$(22)	$(69)
Contract services	3	9
Energy efficiency, offset in revenues above	(2)	(3)
Corporate support services	12	14
Labor and benefits	(10)	3
All other operation and maintenance expense, including materials and supplies and insurance	3	(2)
Total	$(16)	$(48)
Depreciation and amortization, excluding Bond Companies
Ongoing additions to plant-in-service	$(11)	$(57)
Amortization of regulatory assets	38	75
Lease expense associated with TEEEF units no longer eligible for regulatory deferral	(2)	(35)
Total	$25	$(17)
Taxes other than income taxes
Incremental capital projects placed in service, and the impact of changes to tax rates	$(6)	$(16)
Total	$(6)	$(16)
Bond Companies
Operations and maintenance and depreciation expense, offset in revenues above	$(56)	$(118)
Total	$(56)	$(118)
Interest expense and other finance charges
Changes in outstanding debt	$(5)	$(23)
Other, primarily AFUDC and impacts of regulatory deferrals	(20)	(25)
Total	$(25)	$(48)
Interest expense on Securitization Bonds
Change in outstanding principal balance, offset in revenues above	$(17)	$(45)
Total	$(17)	$(45)
Other income, net
Other income, including AFUDC - equity and affiliate interest income	$11	$30
Total	$11	$30

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
	(in millions, except operating statistics)
Revenues	$627	$607	$20	$3,084	$3,126	$(42)
Expenses:
Utility natural gas	128	146	18	1,204	1,286	82
Non-utility cost of revenues, including natural gas	1	1	—	2	4	2
Operation and maintenance	201	211	10	653	654	1
Depreciation and amortization	152	133	(19)	445	406	(39)
Taxes other than income taxes	56	50	(6)	190	179	(11)
Total expenses	538	541	3	2,494	2,529	35
Operating Income	89	66	23	590	597	(7)
Other Income (Expense):
Gain on sale	—	—	—	—	52	(52)
Interest expense and other finance charges	(43)	(49)	6	(153)	(144)	(9)
Other income, net	8	6	2	17	20	(3)
Income Before Income Taxes	54	23	31	454	525	(71)
Income tax expense	6	(51)	(57)	94	60	(34)
Net Income	$48	$74	$(26)	$360	$465	$(105)
Throughput (in Bcf):
Residential	13	13	—%	128	152	(16)%
Commercial and Industrial	69	69	—%	257	280	(8)%
Total	82	82	—%	385	432	(11)%
Weather (percentage of 10-year average for service area):
Heating degree days	67%	53%	14%	98%	97%	1%
Number of metered customers at end of period:
Residential	3,639,358	3,607,811	1%	3,639,358	3,607,811	1%
Commercial and Industrial	273,264	273,354	—%	273,264	273,354	—%
Total	3,912,622	3,881,165	1%	3,912,622	3,881,165	1%

The following table provides variance explanations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as well as for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 by major income statement caption for CERC:

	Favorable (Unfavorable)
	Three Months Ended September 30, 2026 vs 2025	Nine Months Ended September 30, 2026 vs 2025
	(in millions)
Revenues
Cost of natural gas, offset in utility natural gas, fuel and purchased power below	$(18)	$(23)
Gross receipts tax, offset in taxes other than income taxes below	2	7
Weather and usage	(3)	(23)
Energy efficiency and other pass-through, offset in operation and maintenance below	9	17
Non-volumetric and miscellaneous revenue	(1)	6
Non-utility revenues	—	2
Customer growth	2	9
Customer rates and impact of the change in rate design	29	111
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	(148)
Total	$20	$(42)
Utility natural gas
Cost of natural gas, offset in revenues above	$18	$23
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	59
Total	$18	$82
Operation and maintenance
All other operations and maintenance expense, including bad debt expense	$2	$(14)
Energy efficiency and other pass-through, offset in revenues above	(9)	(17)
Contract services	(5)	(16)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	20
Labor and benefits	11	14
Corporate support services	11	14
Total	$10	$1
Depreciation and amortization
Ongoing additions to plant-in-service	$(10)	$(46)
Amortization of regulatory assets	(9)	(7)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	14
Total	$(19)	$(39)
Taxes other than income taxes
Gross receipts tax, offset in revenues above	$(2)	$(7)
Incremental capital projects placed in service, and the impact of updated property tax rates	(4)	(10)
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	6
Total	$(6)	$(11)
Gain on sale
Gain on sale of Louisiana and Mississippi natural gas LDC businesses	$—	$(52)
Total	$—	$(52)
Interest expense and other finance charges
Changes in outstanding debt	$2	$(33)
Other, primarily AFUDC and impacts of regulatory deferrals	4	14
Impact of divestiture of Louisiana and Mississippi natural gas LDCs on March 31, 2025	—	10
Total	$6	$(9)
Other income, net
Other income, including AFUDC - Equity and affiliate interest income	$2	$(3)
Total	$2	$(3)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes the Registrants’ cash flows by category for the periods presented:

	Nine Months Ended September 30,
	2026			2025
	CenterPoint Energy	Houston Electric	CERC	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Cash provided by (used in):
Operating activities	$2,051	$1,088	$892	$1,712	$652	$1,128
Investing activities	(3,731)	(2,964)	(1,365)	(2,602)	(2,038)	36
Financing activities	1,785	1,976	473	905	1,391	(1,166)

Operating Activities. The following items contributed to increased (decreased) net cash provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Changes in net income after adjusting for non-cash items	$439	$390	$87
Changes in working capital	15	5	(115)
Other non-current assets	(163)	77	(199)
Other non-current liabilities	(34)	(16)	(26)
Lower (higher) pension contribution	40	—	(5)
Other	42	(20)	22
	$339	$436	$(236)

Investing Activities. The following items contributed to (increased) decreased net cash used in investing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Lower cash payments for asset acquisitions	$357	$—	$—
Net change in capital expenditures	(781)	(578)	(341)
Net change in notes receivable from affiliated companies	—	(690)	—
Lower cash proceeds from divestitures	(1,219)	—	(1,219)
Higher contributions in aid of construction	427	382	33
Other	87	(40)	126
	$(1,129)	$(926)	$(1,401)

Financing Activities. The following items contributed to (increased) decreased net cash provided by (used in) financing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Net changes in commercial paper outstanding	$499	$—	$539
Net changes in proceeds from issuances of Common Stock	165	—	—
Net changes in long-term debt and term loans outstanding, excluding commercial paper	74	379	573
Net changes in debt issuance costs	(23)	(6)	—
Net changes in short-term borrowings	3	—	3
Increased payment of dividends on Common Stock	(30)	—	—
Net change in notes payable to affiliated companies	—	(54)	(118)
Change in dividend to parent	—	182	—
Change in contribution from parent	—	(111)	635
Change in proceeds from customer advances for construction	339	331	8
Change in refunds of customer advances for construction	(135)	(135)	—
Other	(12)	(1)	(1)
	$880	$585	$1,639

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

	CenterPoint Energy	Houston Electric	CERC
	(in millions)
Estimated capital expenditures	$2,305	$1,353	$720
Scheduled principal payments on Securitization Bonds	69	62	—
Expected contributions to pension plans and other post-retirement plans	15	—	—

The Registrants expect that anticipated cash needs for the remainder of 2026 will be met with available cash flow from operations, proceeds from the sale of our Ohio natural gas LDC business, which closed on October 1, 2026, as well as cash flows from financing (such as issuances of debt securities and equity securities upon physical settlement of outstanding forward sale agreements and borrowings under credit facilities, commercial paper issuances or other sources). At this time, CenterPoint Energy does not anticipate the need for any sales of shares of Common Stock under the 2026 Equity Distribution Agreement in 2026. The issuance of securities in the capital markets and borrowings under additional credit facilities and term loans may not, however, be available on acceptable terms. The Registrants may, from time to time, redeem, repurchase or otherwise acquire their outstanding debt securities through open market purchases, tender offers or pursuant to the terms of such securities.

Off-Balance Sheet Arrangements

Other than Houston Electric’s general mortgage bonds issued as collateral for tax-exempt long-term debt of CenterPoint Energy as discussed in Note 9 and guarantees as discussed in Note 11(b) to the Interim Condensed Financial Statements, the Registrants have no off-balance sheet arrangements.

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

On May 1, 2024, Indiana Electric filed with the IURC seeking approval to purchase 147 MW of wind power under a 25-year PPA with an affiliate of NextEra Energy, Inc., which is developing a wind project in Knox County, Illinois. On November 6, 2024, the IURC approved the Knox County wind PPA, which provided for the recovery of the purchase power costs through the fuel adjustment clause proceedings over the term of the PPA. The facility was targeted to be in operation in late 2026, however construction was recently halted by the developer following the Department of War’s pause on approving the required mitigation plan, and it is uncertain when, if at all, the project will become operational.

F.B. Culley Unit 2 (CenterPoint Energy)

While preferred portfolios in Indiana Electric’s 2025 IRP (similar to previous IRPs) included the retirement of F.B. Culley Unit 2, a coal-fired generation unit, by the end of 2025, the U.S. Department of Energy issued emergency 202(c) orders (the “DOE Order”) in December 2025, March 2026, June 2026 and September 2026 directing Indiana Electric to continue operating the unit through December 18, 2026. Indiana Electric filed a complaint with the FERC to request creation of a cost recovery/cost allocation mechanism, and on March 19, 2026, FERC directed MISO to adopt a tariff amendment that would authorize the F.B. Culley unit to recover costs across load-serving entities situated in MISO’s north and central local reliability zones, otherwise known as MISO North and Central. A separate filing will be made at a later date with the FERC to seek recovery of all costs incurred to comply with the U.S. Department of Energy’s emergency 202(c) orders. Indiana Electric has also filed an application with the IURC in Cause No. 46350 to recover any compliance costs associated with the emergency 202(c) orders that are not recovered through the FERC proceedings. On April 15, 2026, Indiana Electric filed a Motion to Intervene in the United States Court of Appeals for the D.C. Circuit in response to the Public Interest Organizations’ appeal of the December 2025 DOE Order. Indiana Electric intervened as the owner of F.B. Culley Unit 2 that is the subject of the DOE Order representing Indiana Electric’s authority to recover the costs it has incurred to comply with the DOE Order. On May 8, 2026, the D.C. Circuit granted Indiana Electric’s motion to intervene and consolidated Indiana Electric’s case with the Public Interest Organizations’ appeal of the DOE emergency 202(c) order issued to Northern Indiana Public Service Company in December 2025 for its Schahfer plant. On June 29, 2026, the D.C. Circuit granted the U.S. Department of Energy’s unopposed motion to hold the consolidated appeals of the Culley and Schahfer DOE 202(c) orders in abeyance pending disposition of the People of the State of Michigan v. United States Department of Energy (the appeal of DOE’s May 2025 202(c) order issued to the Consumers Energy Company’s Campbell plant). In that case regarding the Campbell plant, the D.C. Circuit on September 11, 2026 vacated the DOE’s May 2025 202(c) Campbell plant order, finding that DOE had exceeded its authority because the circumstances did not constitute the type of emergency contemplated by the statute. A modification to Indiana Electric’s wastewater discharge permit for F.B Culley Unit 2 has been proposed that would provide for the continued utilization of bottom ash transport water at the facility during the pendency of the DOE Order. The public comment period for the proposed modification closed on July 20, 2026. Indiana Electric received the final permit modification in August 2026 with an effective date of September 1, 2026. On July 20, 2026, the Sierra Club and Environmental Law & Policy Center filed a petition with the United States Court of Appeals for the D.C. Circuit for review of FERC’s March 19, 2026 order related to the cost recovery/

cost allocation mechanism and FERC’s subsequent procedural denial of the rehearing requests on the March 19 order. On August 12, 2026, Indiana Electric filed a Motion to Intervene in the D.C. Circuit in response to the Sierra Club and Environmental Law & Policy Center’s appeal of the FERC’s March 19 Order granting Indiana Electric’s Section 202(c) cost allocation complaint against MISO. Indiana Electric intervened as the owner of F.B. Culley Unit 2 that is the subject of the underlying FERC Order at issue on appeal. On August 20, 2026, FERC filed an unopposed motion to hold in abeyance the appeal of its March 19 Order, which was granted on September 1, 2026, pending the outcome of the consolidated Culley and Schahfer DOE Order appeals, which were themselves being held in abeyance pending the outcome of the Consumers Energy DOE Order appeal.

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

Pursuant to House Enrolled Act 1002 (HEA 1002), Indiana Electric is required to file a multi-year rate case in January 2028.

On July 15, 2026, the IURC opened two investigations related to the implementation of the new multi-year rate plan (“MYRP”) framework established under HEA 1002. In Cause No. 46428, the IURC will examine potential risks and changes in risks to Indiana electric utilities and their customers resulting from implementation of MYRPs, including consideration of historical authorized-return frameworks and the establishment of a reasonable baseline for evaluating any changes in risk. In Cause No. 46429, the IURC will investigate cost recovery mechanisms within the MYRP framework, including the potential role of capital and expense trackers and the development of reasonable and quantifiable criteria governing their use. On August 7, 2026, all Indiana electric utilities jointly participated in two technical conferences convened by the IURC to frame and clarify the issues to be addressed during the IURC’s investigations. Following the conferences, the Indiana electric utilities collaborated in submitting a proposed list of issues for consideration in the two proceedings. After reviewing the submissions by the Indiana electric utilities and other parties, the IURC finalized the issues list on September 24, 2026, defining the scope of the investigations and providing guidance on the topics for which the parties should submit prefiled testimony. On that same date, the IURC published the procedural schedules for prefiled testimony to be submitted on December 4, 2026; responsive testimony to be submitted on January 13, 2027; and an evidentiary hearing for both proceedings scheduled for the first half of 2027. At this time, Indiana Electric cannot predict the outcome of either investigation or the potential impact, if any, that these proceedings may have on its future rates, cost recovery mechanisms, authorized returns, or financial condition.

Texas Legislation (CenterPoint Energy, Houston Electric and CERC)

The Registrants are actively working to comply with legislation passed in 2025 and associated PUCT rulemaking projects, including the following pieces of legislation that became law during the 89th Texas Legislature:

•House Bill 4384, effective June 20, 2025, allows LDCs to recover post in-service carry costs (PISCC) in GRIP filings. This allows LDCs to defer for future recovery as a regulatory asset PISCC, depreciation expense and ad valorem taxes associated with unrecovered gross plant.
•Senate Bill 231, effective June 20, 2025, provides that, on or after the effective date, TDUs may only enter into, renew or extend leases for TEEEF units with a maximum generation capacity of 5 or fewer MW and that are rapidly deployable, and that they may enter into leases without prior PUCT preapproval (as required by the TEEEF Rule) in the case of an emergency or if the lease includes a provision allowing for the alteration of the lease based on applicable PUCT orders or rules.
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

CSIA 3.0 (CenterPoint Energy)

On June 2, 2026, Indiana North and Indiana South filed their petitions and cases-in-chief with the IURC requesting, among other things, approval of their seven-year plan for transmission, distribution, and storage improvements pursuant to Indiana Code (TDSIC Plan); and their three-year schedule of compliance projects pursuant to Indiana Code (Compliance Projects). The request for the seven-year TDSIC Plan (2027-2033) was for an estimated $902 million (Indiana North) and $211 million (Indiana South); and the request for three-year schedule of Compliance Projects (2027-2029) was for an estimated $679 million (Indiana North) and $160 million (Indiana South). On September 14, 2026, after filing corrections to the TDSIC Plan in August which reduced the previously stated amounts, Indiana North and Indiana South filed amended petitions and testimony with the IURC to modify their requested relief by removing from their request all relief related to TDSIC improvements under Indiana Code (approximately $876 million for Indiana North and $204 million for Indiana South); and maintaining their requested relief associated with the three-year schedule of compliance activities (approximately $679 million for Indiana North and $160 million for Indiana South). Because of the amended filing, the procedural schedule was modified, with rebuttal testimony due November 4, 2026 and an evidentiary hearing scheduled for November 17, 2026.

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

The table below reflects significant applications pending or completed since the Registrants’ combined 2025 Form 10-K was filed with the SEC through the date of the filing of this combined Form 10-Q:

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and Houston Electric (PUCT)
TEEEF	$(112)	April 2025	TBD	TBD	Seeks approval of: (1) the release of Houston Electric’s 15 large 32 MW TEEEF units to ERCOT at CPS Energy facilities to serve the greater San Antonio region until March 2027 unless terminated earlier pursuant to the provisions of the ERCOT Transaction; (2) a corresponding reduction to the capacity of the Houston Electric TEEEF fleet; and (3) a reduction and update to Houston Electric’s rider TEEEF rate to reflect the removal of the 15 large 32 MW TEEEF units from Houston Electric’s TEEEF fleet. Houston Electric will make no revenue or profit from ERCOT for the time period when the 15 large 32 MW TEEEF units are in the San Antonio area being dispatched by ERCOT. In November 2025, Houston Electric also proposed to remove the five medium 5.7 MW TEEEF units from its TEEEF fleet and remove the associated lease costs effective January 1, 2026. On June 26, 2026, Houston Electric filed a stipulation and agreement supporting removal of the 15 large units and 5 medium units effective May 1, 2025 and January 1, 2026, respectively, an agreed motion for interim rates effective August 15, 2026, settlement testimony, and agreed motion to admit evidence and remand the proceeding to the PUCT. On June 29, 2026, SOAH granted the requested motions and remanded the proceeding to the PUCT. If approved by the PUCT, the current revenue requirement will be reduced by $112 million. On October 9, 2026, the ALJ filed a revised proposed order, reflecting previously implemented interim rates; assignment to a PUCT open meeting agenda is pending.
TEEEF	N/A	May 2025	March 2026	March 2026
Seeks authorization to lease small, 200 kW to 1,250 kW TEEEF units for 36 months in accordance with the TEEEF Rule. Among other things, the TEEEF Rule generally requires that a utility obtain preapproval prior to renewing or entering into a new lease of TEEEF units, with exceptions for emergency situations or if the lease includes a provision allowing for the alteration of the lease based on applicable PUCT orders or rules. Approval of Houston Electric’s request in this filing had no cost impact on customers at this time, as cost determination will occur in a future proceeding. On March 12, 2026, the PUCT issued an order authorizing Houston Electric to enter into a lease for a combined approximately 20 MW of TEEEF capacity comprised of 36 small TEEEF units, each with a capacity range of 200 kW to 1,250 kW, for a term of 36 months.

DCRF	$101	February 2026	September 2026	August 2026	Based on the net change in distribution invested capital since its last base rate proceeding of approximately $2.2 billion for the period January 1, 2024 through December 31, 2025 for an incremental revenue increase of $108 million adjusted for load growth. In April 2026, a stipulation and settlement agreement was filed, reducing the revenue requirement by $6.2 million to reflect deferral of $52.3 million in investment related to certain system resiliency plan measures. For future DCRFs in 2026, 2027, and 2028, Houston Electric agreed to defer additional costs in proportion to the amount invested in certain resiliency measures as a percentage of the total estimated costs for those measures. On July 9, 2026, the PUCT issued an order that approved the DCRF adjustment but required Houston Electric to defer recovery for certain resiliency measures up front rather than proportionally as proposed in the settlement. On July 15, 2026, Houston Electric filed a compliance tariff for $101.4 million. Rates were implemented on September 1, 2026.
TCOS	$36	February 2026	April 2026	April 2026
Based on the net change in invested capital since its last TCOS proceeding of approximately $212 million for the period of July 1, 2025 through December 31, 2025, along with the inclusion of regulatory assets of approximately $10 million comprising certain system restoration operations and maintenance expenses and carrying costs associated with the May 2024 Storm Events and Hurricane Beryl.

EECRF	$16	June 2026	March 2027	TBD	Requested $77 million which is comprised primarily of the following: 2027 program costs of $58 million; $2.4 million related to the under-recovery of 2025 program costs; the 2025 earned incentive of $16 million; and 2027 projected evaluation, measurement and verification costs of $0.6 million. On September 10, 2026, Houston Electric filed an Errata to reduce the under-recovery for 2025 by $0.4 million and reduce the 2025 earned incentive by $0.2 million, for a total reduction to the revenue requirement of $0.6 million.
DCRF	$73	July 2026	TBD	TBD	Based on the net change in distribution capital since its last base rate proceeding of approximately $2.8 billion for the period January 1, 2024 through May 31, 2026, for an incremental revenue increase of $73 million adjusted for load growth compared to the compliance filing for the previous DCRF. On August 14, 2026, Order No. 6 approved interim rates effective September 30, 2026. On September 14, 2026, the ALJ filed a proposal for decision recommending the PUCT approve the DCRF as filed. On October 1, 2026, Houston Electric filed a stipulation and settlement agreement for the full requested amount. Assignment to a PUCT Open Meeting Agenda is pending.
TCOS	$29	August 2026	September 2026	September 2026	Based on the net change in invested capital since its last TCOS proceeding of approximately $257 million for the period of January 1, 2026, through June 30, 2026, offset by an adjustment of approximately $5 million to regulatory assets comprising certain system restoration operations and maintenance expenses and carrying costs associated with the May 2024 Storm Events and Hurricane Beryl.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Beaumont/East Texas, South Texas, Houston and Texas Coast (Railroad Commission)
GRIP	$62	February 2026	June 2026	June 2026	Based on net change in invested capital of $394 million.
Tax Act Rider	$(5)	July 2026	TBD	TBD	Resulting from the Texas Gas Rate Case, the third Tax Act Rider Calculation was filed on July 25, 2026 pursuant to Docket No. OS-23-00015513 to recover the effects of the IRA and certain other tax-related costs for rates that will become effective January 1, 2027. These effects include the return on the CAMT deferred tax asset (“DTA”) resulting from the IRA, income tax credits resulting from the IRA and the return on the increment or decrement in the net operating loss DTA included in the rate base and in the standard service base revenue requirement approved in the Texas Gas Rate Case. A revision to the annual report was filed on October 9, 2026. The revised estimated total impact to 2027 base rate revenues is $16.7 million, compared to the total impact to base revenues in 2026 of approximately $22 million. This results in a decrease to total base revenues of approximately $5.3 million.
CenterPoint Energy and CERC - Minnesota (MPUC)
CIP Financial Incentive	$7	May 2026	TBD	TBD	CIP Financial Incentive based on 2025 CIP program activity.
CenterPoint Energy - Indiana South - Electric (IURC)
TDSIC	$2	February 2026	June 2026	September 2026	Requested an increase of $19.5 million to rate base, which reflects an approximately $1.6 million increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(1.8) million.
ECA	$3	May 2026	TBD	TBD	Requested no change to rate base and approximately $2.5 million increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(3.3) million.
TDSIC	$5	August 2026	TBD	TBD	Requested an increase of $51.0 million to rate base, which reflects an approximately $4.9 million increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $0.2 million.
CenterPoint Energy - Indiana South - Gas (IURC)
CSIA	$3	April 2026	August 2026	July 2026	Requested an increase of $26.7 million to rate base, which reflects an approximately $2.5 million increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $2.5 million. The OUCC filed testimony on June 2, 2026. Indiana South’s rebuttal was filed on June 15, 2026. Final order issued July 29, 2026, with rates implemented August 1, 2026.
CSIA	$2	October 2026	TBD	TBD	Requested an increase of $11.7 million to rate base, which reflects an approximately $2.2 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(2.5) million. OUCC testimony is due on December 1, 2026. Indiana South’s rebuttal is due on December 15, 2026. Evidentiary hearing is expected the week of January 4, 2027. The final order is expected in late January 2027 with rates effective February 2027.
CenterPoint Energy and CERC - Indiana North - Gas (IURC)
CSIA	$14	April 2026	August 2026	July 2026	Requested an increase of $121.9 million to rate base, which reflects an approximately $14.4 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $9.2 million. The OUCC filed testimony on June 2, 2026. Indiana North’s rebuttal was filed on June 15, 2026. Final order issued July 29, 2026, with rates implemented August 1, 2026.
CSIA	$14	October 2026	TBD	TBD	Requests an increase of $150.2 million to rate base, which reflects an approximately $13.5 million annual increase in current revenues, of which 80% is included in the mechanism and 20% is deferred until the next rate case. The mechanism also includes a change in (over)/under recovery variance of $(10.6) million. OUCC testimony is due on December 1, 2026. Indiana North’s rebuttal is due on December 15, 2026. Evidentiary hearing is expected the week of January 4, 2027. The final order is expected in late January with rates effective February 2027.

Mechanism	Annual Increase (Decrease) (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
CenterPoint Energy and CERC - Ohio - Gas (PUCO)
CEP	$12	March 2026	September 2026	August 2026	Requested an increase of $100.9 million to rate base for investments made in 2025, which reflects an $11.7 million annual increase in current revenues. A change in (over)/under-recovery variance of $(0.9) million is also included in rates. CEOH accepted the third-party audit recommendation to adjust the revenue requirement by $(0.2) million in its Statement of Resolution filed on August 6, 2026. On August 19, 2026, the PUCO issued its Finding and Order approving the adjusted rates to be implemented September 1, 2026.
DRR	$10	May 2026	September 2026	August 2026	Requested an increase of $67 million to rate base for investments made in 2025, which reflects a $9.5 million annual increase in current revenues. A change in (over)/under-recovery variance of $(3.0) million annually is also included in rates. Staff filed comments on June 25, 2026, recommending approval of the DRR revenue requirement and proposed rates. Ohio Consumers Counsel filed comments on June 26, 2026 indicating concerns with affordability and the pace of investments in the DRR. On July 10, 2026, CEOH filed a statement informing the PUCO the issues raised in comments have been resolved. By Entry, the ALJ canceled the scheduled hearing. On August 19, 2026, the PUCO issued its Finding and Order approving new rates to be implemented September 1, 2026.
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

Other Matters

Credit Facilities

The Registrants may draw on their respective revolving credit facilities from time to time to provide funds used for general corporate and limited liability company purposes, including to backstop CenterPoint Energy’s, Houston Electric’s and CERC’s commercial paper programs. The facilities may also be utilized to obtain letters of credit. For further details related to the Registrants’ revolving credit facilities, see Note 9 to the Interim Condensed Financial Statements.

On September 9, 2026, CenterPoint Energy, Houston Electric, CERC and SIGECO replaced their existing revolving credit facilities with four revolving credit facilities totaling $4.6 billion in aggregate commitments. Based on the consolidated debt to capitalization covenant in the Registrants’ revolving credit facilities, the Registrants would have been permitted to utilize the full capacity of such revolving credit facilities as of September 30, 2026. As of October 21, 2026, the Registrants had the following revolving credit facilities and utilization of such facilities:

		Amount Utilized as of October 21, 2026
Registrant	Size of Facility	Loans	Letters of Credit	Commercial Paper	Weighted Average Interest Rate	Termination Date
	(in millions)
CenterPoint Energy	$2,200	$—	$—	$—	—%	September 9, 2031
CenterPoint Energy (1)	300	—	—	—	—%	September 9, 2031
Houston Electric	1,000	—	—	—	—%	September 9, 2031
CERC	1,100	—	—	173	4.01%	September 9, 2031
Total	$4,600	$—	$—	$173
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

Money Pool

The Registrants participate in a money pool through which they and certain of their subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the CenterPoint Energy money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. The net funding requirements of Houston Electric are expected to be met with borrowings from the CenterPoint Energy money pool, borrowings under Houston Electric's revolving credit facility or the sale of Houston Electric's commercial paper. The net funding requirements of the
CERC money pool are expected to be met with borrowings under CERC’s revolving credit facility or the sale of CERC’s commercial paper.

The table below summarizes CenterPoint Energy money pool activity by Registrant as of October 21, 2026:

	Weighted Average Interest Rate	Houston Electric	CERC
		(in millions)
Money pool investments (borrowings)	3.98%	$661	$(193)

Impact on Liquidity of a Downgrade in Credit Ratings

The interest rate on borrowings under the credit facilities is based on the respective credit rating of each borrower. As of October 21, 2026, Moody’s, S&P and Fitch had assigned the following credit ratings to the borrowers:

		Moody’s		S&P		Fitch
Registrant	Borrower/Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
CenterPoint Energy	CenterPoint Energy Senior Unsecured Debt	Baa2	Stable	BBB	Stable	BBB	Stable
CenterPoint Energy	Vectren Corp. Issuer Rating	n/a	n/a	BBB+	Stable	n/a	n/a
CenterPoint Energy	SIGECO Senior Secured Debt	A1	Stable	A	Stable	n/a	n/a
Houston Electric	Houston Electric Senior Secured Debt	A2	Stable	A	Stable	A	Stable
CERC	CERC Corp. Senior Unsecured Debt	A2	Stable	BBB+	Stable	A-	Stable
CERC	Indiana Gas Senior Unsecured Debt	n/a	n/a	BBB+	Stable	n/a	n/a
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

A decline in credit ratings could increase borrowing costs under the Registrants’ revolving credit facilities. If the Registrants’ credit ratings had been downgraded one notch by S&P and Moody’s from the ratings that existed as of September 30, 2026, the impact on the borrowing costs under the four revolving credit facilities would have been insignificant. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact the Registrants’ ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of CenterPoint Energy’s and CERC’s Natural Gas reportable segments.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC might need to provide cash or other collateral of up to $230 million as of September 30, 2026. The amount of collateral will depend on seasonal variations in transportation levels.

ZENS and Securities Related to ZENS (CenterPoint Energy)

If CenterPoint Energy’s creditworthiness were to drop such that ZENS holders thought CenterPoint Energy’s liquidity was adversely affected or the market for the ZENS were to become illiquid, some ZENS holders might decide to exchange their ZENS for cash. Funds for the payment of cash upon exchange could be obtained from the sale of the shares of ZENS-Related Securities that CenterPoint Energy owns or from other sources. CenterPoint Energy owns shares of ZENS-Related Securities equal to approximately 100% of the reference shares used to calculate its obligation to the holders of the ZENS. ZENS exchanges result in a cash outflow because tax deferrals related to the ZENS and shares of ZENS-Related Securities would typically be reversed when ZENS are exchanged or otherwise retired and shares of ZENS-Related Securities are sold. The ultimate tax liability related to the ZENS and ZENS-Related Securities continues to increase by the amount of the tax benefit realized each year, and there could be a cash outflow when the taxes are paid as a result of the retirement or exchange of the ZENS. If all ZENS had been exchanged for cash on September 30, 2026, deferred taxes of approximately $983 million would have been payable in 2026, subject to reduction on account of available net operating loss carryforwards and CAMT carryforwards. If all the ZENS-Related Securities had been sold on September 30, 2026, capital gains taxes of approximately $53 million would have been payable in 2026 based on 2026 tax rates in effect. As of September 30, 2026, CenterPoint Energy had both net operating loss and CAMT carryforwards available from its filed 2024 federal income tax return that can be applied to largely offset the cash outflow that would result from a retirement or exchange of the ZENS. For additional information about ZENS, see Note 8 to the Interim Condensed Financial Statements.

Cross Defaults

Under the Registrants’ respective revolving credit facilities, a payment default on, or a non-payment default, event or condition that results in the acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $150 million by the borrower or any of their respective significant subsidiaries will cause a default under such borrower’s respective credit facility or term loan agreement. Under SIGECO’s revolving credit facility, a payment default on, or a non-payment default, event or condition that results in the acceleration of, any indebtedness for borrowed money and certain other specific types of obligations (including guarantees) exceeding $100 million by SIGECO or any of its significant subsidiaries will cause a default under SIGECO’s credit facility. A default by CenterPoint Energy would not trigger a default under its subsidiaries’ debt instruments or revolving credit facilities.

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, the Registrants consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. The Registrants may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to the Registrants at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions. As announced in October 2026, CenterPoint Energy has increased its planned capital expenditures in its Electric and Natural Gas businesses pursuant to its updated 10-year capital plan, which calls for investment of at least $70.7 billion through 2035, and CenterPoint Energy may continue to increase such planned capital investments in the future. The Registrants may continue to explore asset sales as a means to efficiently finance a portion of their increased capital expenditures in the future, subject to the considerations listed above. For further information, see Note 3 to the Interim Condensed Financial Statements.

On October 20, 2025, CenterPoint Energy, through CERC Corp., entered into the Ohio Securities Purchase Agreement to sell all of the issued and outstanding equity interests in CEOH for total consideration of approximately $2.62 billion, subject to adjustment as set forth in the Ohio Securities Purchase Agreement. The transaction closed on October 1, 2026. For further information, see Note 3 and Note 16 to the Interim Condensed Financial Statements.

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

Interest Rate Risk (CenterPoint Energy)

As of September 30, 2026, the Registrants had outstanding long-term debt and lease obligations and CenterPoint Energy had obligations under its ZENS that subject them to the risk of loss associated with movements in market interest rates. The Registrants seek to manage interest rate exposure by monitoring the effects of changes in market interest rates and using a combination of fixed and variable rate debt. Additionally, interest rate swaps are used to mitigate interest rate exposure when deemed appropriate.

CenterPoint Energy’s floating rate obligations aggregated $1.9 billion and $1.5 billion as of September 30, 2026 and December 31, 2025, respectively. If the floating interest rates were to increase by 100 basis points from September 30, 2026 rates, CenterPoint Energy’s combined interest expense would increase by approximately $19 million annually.

As of September 30, 2026 and December 31, 2025, CenterPoint Energy had outstanding fixed-rate debt (excluding indexed debt securities) aggregating $23.2 billion and $21.7 billion, respectively, in principal amount and having a fair value of $21.3 billion and $21.1 billion, respectively. Because these instruments are fixed-rate, they do not expose CenterPoint Energy to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $944 million if interest rates were to decline by 10% from their levels as of September 30, 2026. In general, such an increase in fair value would impact earnings and cash flows only if CenterPoint Energy were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 4.CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Registrants carried out separate evaluations, under the supervision and with the participation of each company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the principal executive officer and principal financial officer, in each case, concluded that the disclosure controls and procedures were effective as of September 30, 2026 to provide assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in the Registrants’ internal controls over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

Item 5.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of CenterPoint Energy, Houston Electric or CERC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
2.1*	Asset Purchase Agreement, dated February 19, 2024, among CenterPoint Energy Resources Corp. and Delta Utilities No. LA, LLC, Delta Utilities S. LA, LLC, Delta Utilities MS, LLC, and Delta Shared Services Co., LLC	CenterPoint Energy’s Form 8-K dated February 19, 2024	1-31447	1.1	x		x
2.2*	Securities Purchase Agreement, dated October 20, 2025, by and between CenterPoint Energy Resources Corp. and National Fuel Gas Company	CenterPoint Energy’s Form 8-K dated October 20, 2025	1-31447	2.1	x		x
3.1	Amended and Restated Certificate of Formation of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated April 16, 2026	1-31447	3.1	x
3.2	Restated Certificate of Formation of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1		x
3.3	Certificate of Incorporation of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)			x
3.4	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	CERC Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)			x
3.5	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	CERC Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)			x
3.6	Fifth Amended and Restated Bylaws of CenterPoint Energy	CenterPoint Energy’s Form 8-K dated September 26, 2025	1-31447	3.1	x
3.7	Amended and Restated Limited Liability Company Agreement of Houston Electric	Houston Electric’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2		x
3.8	Bylaws of RERC Corp.	CERC Form 10-K for the year ended December 31, 1997	1-13265	3(b)			x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
3.9	Statement of Resolutions Deleting Shares Designated Series A Preferred Stock of CenterPoint Energy	CenterPoint Energy’s Form 10-K for the year ended December 31, 2011	1-31447	3(c)	x
4.1	Junior Subordinated Indenture, dated as of August 14, 2024, between CenterPoint Energy, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2024	1-31447	4.1	x
†4.2	Supplemental Indenture No. 4, dated as of August 3, 2026, to Exhibit 4.1				x
4.3	General Mortgage Indenture, dated as of October 10, 2002, between Houston Electric and The Bank of New York Mellon Trust Company, National Association (successor in trust to JPMorgan Chase Bank)	Houston Electric’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)		x
4.4	Ninth Supplemental Indenture, dated as of November 12, 2002, to Exhibit 4.3	CenterPoint Energy’s Form 10-K for the year ended December 31, 2002	1-31447	4(k)(10)		x
4.5	Twentieth Supplemental Indenture, dated as of December 9, 2008, to Exhibit 4.3	Houston Electric’s Form 8-K dated January 6, 2009	1-3187	4.2		x
4.6	Fortieth Supplemental Indenture, dated as of September 24, 2026, to Exhibit 4.3	Houston Electric’s Form 8-K dated September 21, 2026	1-3187	4.4		x
†4.7	Officer’s Certificate, dated as of September 24, 2026					x
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
		CenterPoint Energy’s Form 8-K dated May 15, 2026	1-31447	1.1	x
10.2	Partial Termination Amendment to CenterPoint Energy Benefit Restoration Plan, effective as of July 15, 2026	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2026	1-31447	10.2	x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
10.3	Partial Termination Amendment to CenterPoint Energy Savings Restoration Plan, effective as of July 15, 2026	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2026	1-31447	10.3	x
10.4	Partial Termination Amendment to CenterPoint Energy 2005 Deferred Compensation Plan, effective as of July 15, 2026	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2026	1-31447	10.4	x
10.5	$2,200,000,000 Third Amended and Restated Credit Agreement dated as of September 9, 2026 among CenterPoint Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto.	CenterPoint Energy’s Form 8-K dated September 9, 2026	1-31447	10.1	x
10.6	$1,000,000,000 Third Amended and Restated Credit Agreement dated as of September 9, 2026 among CenterPoint Energy Houston Electric, LLC, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto.	CenterPoint Energy’s Form 8-K dated September 9, 2026	1-31447	10.2		x
10.7	$1,100,000,000 Third Amended and Restated Credit Agreement dated as of September 9, 2026 among CenterPoint Energy Resources Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto.	CenterPoint Energy’s Form 8-K dated September 9, 2026	1-31447	10.3			x
10.8	$300,000,000 Amended and Restated Credit Agreement dated as of September 9, 2026 among Southern Indiana Gas and Electric Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, the financial institutions as bank parties thereto and the other parties thereto.	CenterPoint Energy’s Form 8-K dated September 9, 2026	1-31447	10.4	x
†10.9	Letter Agreement Amending Confirmations by and between CenterPoint Energy, Inc. and Bank of America, N.A., dated August 19, 2026				x
†10.10	Letter Agreement Amending Confirmations by and between CenterPoint Energy, Inc. and JPMorgan Chase Bank, National Association, dated August 19, 2026				x
†10.11	Letter Agreement Amending Confirmations by and between CenterPoint Energy, Inc. and Mizuho Markets Americas LLC, dated August 19, 2026				x
†10.12	Second Amendment to CenterPoint Energy, Inc. Short Term Incentive Plan, as amended and restated effective January 1, 2022.				x
†31.1.1	Rule 13a-14(a)/15d-14(a) Certification of Jason P. Wells				x
†31.1.2	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.					x
†31.1.3	Rule 13a-14(a)/15d-14(a) Certification of Jesus Soto, Jr.						x
†31.2.1	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster				x
†31.2.2	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster					x
†31.2.3	Rule 13a-14(a)/15d-14(a) Certification of Christopher A. Foster						x
†32.1.1	Section 1350 Certification of Jason P. Wells				x
†32.1.2	Section 1350 Certification of Jesus Soto, Jr.					x

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference	CenterPoint Energy	Houston Electric	CERC
†32.1.3	Section 1350 Certification of Jesus Soto, Jr.						x
†32.2.1	Section 1350 Certification of Christopher A. Foster				x
†32.2.2	Section 1350 Certification of Christopher A. Foster					x
†32.2.3	Section 1350 Certification of Christopher A. Foster						x
†101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				x	x	x
†101.SCH	Inline XBRL Taxonomy Extension Schema Document				x	x	x
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x	x	x
†101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x	x	x
†101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x	x	x
†101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x	x	x
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x	x	x

*	Schedules to this agreement have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

Date: October 27, 2026